Form 10-Q
period 1994-12-31
OFFSHORE LOGISTICS INC
filed 1995-02-10
CIK 73887

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended December 31, 1994


             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the transition period ________ to ________
                         Commission File Number 0-5232


                           Offshore Logistics, Inc.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      72-0679819
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


      224 Rue de Jean
  P.O. Box 5C, Lafayette, LA                             70505
- - -------------------------------            ------------------------------------
    (Address of principal                             (Zip Code)
     executive offices)


Registrant's telephone number, including area code       (318) 233-1221
                                                   ----------------------------


- - -------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X         No
                                  -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 1994.


               19,405,459 shares of Common Stock, $.01 par value
- - -------------------------------------------------------------------------------

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                       Consolidated Statement of Income
               (thousands of dollars, except per share amounts)


                                                        Three Months Ended            Six Months Ended
                                                           December 31,                  December 31,
                                                        ------------------            -----------------
                                                        1994          1993            1994         1993
                                                        ----          ----            ----         ----
GROSS REVENUE
Operating revenue                                  $   41,519      $  22,699      $  67,741    $  44,663
Gain on disposal of equipment                             176            333            179          345
                                                  -------------------------------------------------------
                                                       41,695         23,032         67,920       45,008

OPERATING EXPENSES
Direct Cost                                            30,962         14,575         47,467       27,569
Depreciation and amortization                           2,606          1,800          4,635        3,630
General and administration                              2,872          1,715          4,620        3,450
                                                  -------------------------------------------------------
                                                       36,440         18,090         56,722       34,649
                                                  -------------------------------------------------------
OPERATING INCOME                                        5,255          4,942         11,198       10,359
Earnings from unconsolidated
 entities                                               1,775            507          2,400        1,007
Interest income                                           609            444          1,308          905
Interest expense                                          268            302            445          618
                                                  -------------------------------------------------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                        7,371          5,591         14,461       11,653
Provision for income taxes                              2,138          1,491          4,210        3,126
Minority interest in income of
 consolidated subsidiaries                                (13)           -              (13)         -
                                                  -------------------------------------------------------
NET INCOME                                         $    5,220       $  4,100      $  10,238    $   8,527
                                                  =======================================================
Earnings per common share and
common equivalent share                            $     0.27       $   0.23      $    0.54    $    0.47
                                                  =======================================================
Common shares and common
equivalent shares outstanding                      19,644,684     18,042,218     18,927,082   18,004,314
                                                  =======================================================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            (thousands of dollars)

                                                    December 31,   June 30,
                                                       1994         1994
                                                    -----------------------
ASSETS
- - ------

CURRENT ASSETS:
Cash and cash equivalents                           $  32,685     $  27,225
Investment in marketable securities                    19,964        19,950
Accounts receivable                                    28,000        17,681
Inventories                                            25,706        21,907
Prepaid expenses                                        1,286           500
                                                    -----------------------
  Total current assets                                107,641        87,263
Investments in unconsolidated entities                  8,829        12,917
Property and equipment - at cost:
Land and buildings                                      2,849         2,772
Aircraft and equipment                                126,297       122,759
                                                    -----------------------
                                                      129,146       125,531
Less: accumulated depreciation and amoritization      (55,347)      (51,614)
                                                    -----------------------
                                                       73,799        73,917
Other assets, primarily goodwill                       26,817           148
                                                    -----------------------

                                                    $ 217,086     $ 174,245
                                                    =======================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------

CURRENT LIABILITIES:
Accounts payable                                    $   4,220     $   1,957
Accrued liabilities                                     7,842         5,210
Current maturities of long-term debt                    2,011         3,031
                                                    -----------------------
  Total current liabilities                            14,073        10,198
Long-term debt - less current maturities                6,600         2,000
Deferred taxes                                         18,939        17,980
Deferred credits                                        1,250         2,500
Minority interest in consolidated subsidiaries          1,513            --

STOCKHOLDERS' INVESTMENT:

Common Stock, $.01 par value, authorized
  35,000,000 shares; outstanding 19,405,459 and
  17,602,379 at December 31 and June 30,
  respectively (exclusive of 517,550 treasury
  shares)                                                 193           176
Paid in capital                                        94,452        71,563
Retained earnings                                      80,066        69,828
                                                    -----------------------
                                                      174,711       141,567
                                                    -----------------------
                                                    $ 217,086     $ 174,245
                                                    =======================


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                            (thousands of dollars)


                                                        Six Months Ended
                                                           December 31,
                                                        ----------------
                                                        1994        1993
                                                        ----        ----
Cash flows from operating activities:
   Net income                                       $  10,238     $  8,527
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        4,635        3,630
   Increase in deferred taxes                             959          670
   Gain on asset dispositions                            (179)        (345)
   Equity in earnings from unconsolidated entities
    (over) under dividends received                       (41)         (83)
   Minority interest in earnings                           13           -
   Decrease (Increase) in accounts receivable           2,653       (1,537)
   Increase in inventories                               (140)      (1,362)
   Increase in prepaid expenses and other                 (70)         (93)
   Increase in accounts payable                           861          729
   Increase (Decrease) in accrued liabilities          (1,857)           2
   Decrease in deferred credits                        (1,250)      (1,013)
                                                    -----------------------
Net cash provided by operating activities              15,822        9,125
                                                    -----------------------

Cash flows from investing activities:
   Capital expenditures                                (1,038)      (9,805)
   Proceeds from asset dispositions                       277          472
   Additional advances to GPM                             -           (750)
   GPM acquisition costs, net of cash received           (567)         -
   Acquisition of CPS, net of cash received            (7,586)         -
                                                    -----------------------
Net cash used in investing activities                  (8,914)     (10,083)
                                                    -----------------------
Cash flows from financing activities:
   Repayment of debt                                   (3,224)      (3,690)
   Issue common stock                                   1,776          334
                                                    -----------------------
   Net cash used in financing activities               (1,448)      (3,356)

Net increase (decrease) in cash                         5,460       (4,314)
Cash and cash equivalents at beginning of year         27,225       27,180
                                                    -----------------------
Cash and cash equivalents at end of quarter         $  32,685     $ 22,866
                                                    =======================

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                         $     282     $    625
   Income taxes                                         2,641        1,684


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994

NOTE A - Basis of Presentation
- - ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1994, are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE B - Production Management Services
- - ---------------------------------------

The Company expanded its operations in July 1992 to include production management services. During fiscal 1993 and until October 29, 1993, the Company owned 50% of PPI-Seahawk Services, Inc. ("Seahawk"), a company which provided platform and production management services, offshore medical support services, and temporary personnel to the oil and gas industry. On October 29, 1993, the Company further expanded its interest in production management services by Seahawk merging into Grasso Corporation ("Grasso"). The Company exchanged its 50% investment in Seahawk for a 27.5% interest in Grasso.

On September 16, 1994, the Company acquired the remaining 72.5% interest in Grasso by issuing .49 of a share of the Company's common stock for each share of Grasso common stock owned. In addition, holders of Grasso Class B warrants are entitled to receive similar warrants for shares of the Company's common stock. The Merger was treated as a purchase for accounting purposes which resulted in goodwill of approximately $22.6 million after stepping up the assets and liabilities of Grasso. The goodwill will be amortized over a 20 year period.

The following summarized income statement data reflects the impact the Grasso merger would have had on the Company's results of operations had the transactions taken place on July 1, 1993:

                                               Proforma Results for the
                                                  Six Months Ended
                                                    December 31,
                                               ------------------------
                                                1994              1993
                                                ----              ----
Gross revenue                                  $76,555          $63,289
                                               -------          -------
Net income                                     $ 9,766          $ 7,810
                                               -------          -------
Earnings per common share and common
 equivalent share                              $   .50          $   .40
                                               -------          -------

NOTE C - Cathodic Protection Services
- - -------------------------------------

In October 1994, the Company acquired 75% of Cathodic Protection Services Company ("CPS") for $7.5 million. CPS manufactures, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. The acquisition was treated as a purchase for accounting purposes which resulted in goodwill of approximately $3.6 million. The goodwill will be amortized over a 20 year period. The proforma effect of this acquisition as though it had been acquired at the beginning of each of the periods presented is not material to the operating results of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of operating results for the applicable periods is as follows:

                                      Three Months Ended       Six Months Ended
                                         December 31,            December 31,
                                      ------------------       -----------------
                                      1994          1993       1994         1993
                                      ----          ----       ----         ----
Gross revenue                        $ 41,695      $ 23,032  $ 67,920   $ 45,008
Operating expenses                     36,440        18,090    56,722     34,649
                                    --------------------------------------------

Operating income                        5,255         4,942    11,198     10,359
Earnings from unconsolidated
 entities                               1,775           507     2,400      1,007
Interest income                           609           444     1,308        905
Interest expense                          268           302       445        618
                                    --------------------------------------------

Income before provision for income
 taxes                                  7,371         5,591     14,461    11,653

Provision for income taxes              2,138         1,491     4,210      3,126
Minority interest in income of
 consolidated subsidiaries                (13)          -         (13)       _
                                    --------------------------------------------

Net income                           $  5,220      $  4,100  $ 10,238   $  8,527
                                    ============================================

Results of Operations
- - ---------------------

Consolidated operating revenues for the three months and six months ended December 31, 1994 were $41.5 million and $67.7 million, respectively. Prior year operating revenues were $22.7 million and $44.7 million, respectively. The acquisitions of GPM and CPS had a significant impact on the Company's operating revenues for the December 1994 quarter. Consolidated operating expenses for the three months and six months ended December 31, 1994 were $36.4 million and $56.7 million, respectively. Prior year operating expenses were $18.1 million and $34.6 million, respectively.

Operating revenues for the Air Division increased 2% and 7% for the three and six months ended December 31, 1994. Consolidated flight hours during the three and six months ended December 31, 1994 were approximately 29,000 and 60,000 hours, respectively. This represents a 6% and 5% increase in flight hours compared to the same periods in the prior year. This increase is primarily the result of increased operations in the Gulf of Mexico. Operating expenses for the Air Division were relatively unchanged and increased 7% for the three and six months ended December 31, 1994, respectively. Gross margins for the Air Division were approximately 26% for the three and six months ended December 31, 1994, relatively unchanged from the prior year.

GPM, the Company's production management services subsidiary, acquired on September 16, 1994, generated $10.8 million and $12.8 million in operating revenues for the three months and six months ended December 31, 1994, respectively. Operating expenses from GPM were $10.8 million and $12.7 for the three months and six months ended December 31, 1994, respectively. GPM was operating at nearly a break even gross margin for the three and six months ended December 31, 1994.

CPS, the Company's 75% owned cathodic protection corrosion control company, was acquired in October 1994. Operating revenues for the three months and six months ended December 31, 1994 included $9.1 million from CPS. Operating expenses from CPS for the three months and six months ended December 31, 1994 were $8.9 million. CPS gross margin for the three months ended December 31, 1994 was $0.2 million, approximately 2% of revenues.

The Company operates, through an unconsolidated subsidary, several aircraft in Mexico. This subsidiary's major contract is denominated in Pesos. The recent devaluation of the Peso will have an adverse affect on the subsidiary unless such contract can be renegotiated. Such negotiations are presently underway and the subsidiary believes that the outcome would be positive. The Company believes that an unfavorable outcome of these negotiations would not have a material adverse effect on the Company's business or financial position.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents (including marketable securities) were $52.6 million as of December 31, 1994, a $5.5 million increase from fiscal year end 1994. Total debt was $8.6 million as of December 31, 1994.

As of December 31, 1994, the Company had $10 million of credit available under an unsecured working capital line of credit from a bank. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

The effective income tax rates from continuing operations were 29% and 27% for the six months ended December 31, 1994 and 1993, respectively, and is based on the Company's projected effective tax rate for the fiscal year then ended. The increase in the effective tax rate is due primarily to amortization of goodwill related to GPM acquisition, which is not deductible for tax purposes. As of June 30, 1994, the Company had approximately $229,000 of alternative minimum tax credits available to reduce regular federal tax liability in future years.

The Company has received notices from the United States Environmental Protection Agency that it is one of approximately 160 potentially responsible parties ("PRP") at one Superfund site in Texas, one of over 300 PRP's at two sites in Louisiana, and a PRP at a site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean-up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition.

                                    PART II

Item 4.   Submission of Matters to a Vote of Security Holders
- - ------    ---------------------------------------------------

(a)       The Annual meeting of Stockholders was held on December 9, 1994.

(c)       Matters voted on at the meeting included:

          1. For the election of directors, all nominees were approved. The results were as follows:

               NOMINEE                     FOR                 WITHHELD
               -------                     ---                 --------

            James B. Clement            15,749,525              68,598
            Louis F. Crane              15,751,877              66,246
            David S. Foster             15,745,787              72,336
            David M. Johnson            15,748,677              69,446
            Kenneth M. Jones            15,749,555              68,568
            Homer L. Luther, Jr.        15,441,127             376,996
            Harry C. Sager              15,748,012              70,111
            George M. Small             15,750,277              67,846
            Howard Wolf                 15,749,977              68,146

          2. Proposal to approve the 1994 Long-Term Management Incentive Plan was approved. The following votes were cast:

              For: 11,794,724     Against: 3,759,900    Abstained: 762,505

          3. Proposal to approve the Annual Incentive Compensation Plan was approved. The following votes were cast:

              For: 14,690,449     Against: 658,443      Abstained: 769,309

Item 6.   Exhibits and Reports on Form 8-K
- - ------    --------------------------------

(a)       Listed below are the documents filed as exhibits to this report.

               Exhibit 11
               Computation of Earnings Per Share
               Exhibit 27
               Financial Data Schedule

(b)       No reports on Form 8-K were filed during the quarter ended December
          31, 1994

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OFFSHORE LOGISTICS, INC.

                                               BY: /s/ JAMES B. CLEMENT
                                                   ---------------------------
                                                   JAMES B. CLEMENT
                                                   President
                                                   Chief Executive Officer

                                             DATE: February 10, 1995


                                               BY: /s/ GEORGE M. SMALL
                                                   ---------------------------
                                                   GEORGE M. SMALL
                                                   Vice President
                                                   Chief Financial Officer

                                             DATE: February 10, 1995