Form 10-Q
period 1995-03-31
OFFSHORE LOGISTICS INC
filed 1995-05-12
CIK 73887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [X] Quarterly Report Pursuant to  Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 For the quarterly period ended March  31, 1995

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period         to
                                           --------    --------
                         Commission File Number 0-5232

                            Offshore Logistics, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               72-0679819
- ----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

             224 Rue de Jean
        P. O. Box 5C, Lafayette, LA                         70505
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrants telephone number, including area code        (318) 233-1221
                                                  ------------------------------

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]       No
                          -------        -------

Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 1995.

               19,444,103 shares of Common Stock, $.01 par value

- --------------------------------------------------------------------------------

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (thousands of dollars, except per share amounts)


                                 Three Months Ended      Nine Months Ended
                                      March  31,              March 31,
                                 ------------------      -----------------
                                   1995      1994          1995     1994
                                   ----      ----          ----     ----
GROSS REVENUE
Operating revenue              $   36,352  $   23,134  $  104,093  $   67,797
Gain on disposal of equipment         162       2,660         341       3,005
                               ----------------------------------------------
                                   36,514      25,794     104,434      70,802
OPERATING EXPENSES
Direct Cost                        27,359      16,284      74,826      43,853
Depreciation and amortization       2,734       1,983       7,369       5,613
General and administration          2,859       1,601       7,479       5,051
                               ----------------------------------------------
                                   32,952      19,868      89,674      54,517
                               ----------------------------------------------
OPERATING INCOME                    3,562       5,926      14,760      16,285
Earnings from unconsolidated
 entities                           1,025         507       3,425       1,514
Interest income                       727         430       2,035       1,335
Interest expense                      205         258         650         876
                               ----------------------------------------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                    5,109       6,605      19,570      18,258
Provision for income taxes          1,480       1,800       5,690       4,926
Minority interest in (income)
 loss of consolidated
 subsidiaries                         251         _           238         _
                               ----------------------------------------------
NET INCOME                     $    3,880  $    4,805  $   14,118  $   13,332
                               ==============================================
Earnings per common share and
 common equivalent share       $     0.20  $     0.27  $     0.74  $     0.74
                               ==============================================
Common shares and common
 equivalent shares
 outstanding                   19,722,682  17,996,805  19,187,309  18,001,811
                               ==============================================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                           March 31,   June 30,
                                                             1995        1994
                                                           --------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $ 38,812    $ 27,225
Investment in marketable securities                          19,971      19,950
Accounts receivable                                          27,194      17,681
Inventories                                                  26,298      21,907
Prepaid expenses                                                939         500
                                                           --------------------
    Total current assets                                    113,214      87,263
Investments in unconsolidated entities                        8,829      12,917
Property and equipment - at cost:
Land and buildings                                            2,846       2,772
Aircraft and equipment                                      126,064     122,759
                                                           --------------------
                                                            128,910     125,531
Less: accumulated depreciation and amortization             (57,026)    (51,614)
                                                           --------------------
                                                             71,884      73,917
Other assets, primarily goodwill                             26,561         148
                                                           --------------------
                                                           $220,488    $174,245
                                                           ====================
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable                                           $  3,808    $  1,957
Accrued liabilities                                           9,377       5,210
Current maturities of long-term debt                          2,005       3,031
                                                           --------------------
    Total current liabilities                                15,190      10,198
Long-term debt - less current maturities                      6,100       2,000
Deferred taxes                                               18,470      17,980
Deferred credits                                                625       2,500
Minority interest in consolidated subsidiaries                1,262         -
STOCKHOLDERS' INVESTMENT:
Common Stock, $.01 par value, authorized
 35,000,000 shares; outstanding 19,444,103 and
 17,602,379 at March 31 and June 30,
 respectively (exclusive of 517,550 treasury shares)            194         176
Paid in capital                                              94,701      71,563
Retained earnings                                            83,946      69,828
                                                           --------------------
                                                            178,841     141,567
                                                           --------------------
                                                           $220,488    $174,245
                                                           ====================


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (thousands of dollars)


                                                           Nine Months Ended
                                                               March 31,
                                                           -----------------
                                                           1995         1994
                                                           ----         ----
Cash flows from operating activities:
  Net income                                             $ 14,118     $ 13,332
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             7,369        5,613
  Increase in deferred taxes                                  490        2,282
  Gain on asset dispositions                                 (341)      (3,005)
  Equity in earnings from unconsolidated entities
   (over) under dividends received                            (41)         (13)
  Minority interest in earnings                              (238)         -
  Decrease (Increase) in accounts receivable                3,459       (1,459)
  Increase in inventories                                    (732)      (2,196)
  Increase in prepaid expenses and other                       47         (348)
  Increase in accounts payable                                449          510
  Increase (Decrease) in accrued liabilities                 (323)      (1,108)
  Decrease in deferred credits                             (1,875)      (1,520)
                                                         --------     --------
Net cash provided by operating activities                  22,382       12,088
                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures                                     (3,076)     (10,956)
  Proceeds from asset dispositions                          2,216        3,475
  Additional advances to GPM                                  _         (1,292)
  GPM acquisition costs, net of cash received                (602)         -
  Acquisition of CPS, net of cash received                 (7,629)         -
                                                         --------     --------
Net cash used in investing activities                      (9,091)      (8,773)
                                                         --------     --------
Cash flows from financing activities:
  Repayment of debt                                        (3,730)      (4,062)
  Issue common stock                                        2,026          401
                                                         --------     --------
  Net cash used in financing activities                    (1,704)      (3,661)
Net increase (decrease) in cash                            11,587         (346)
Cash and cash equivalents at beginning of year             27,225       27,180
                                                         --------     --------
Cash and cash equivalents at end of quarter              $ 38,812     $ 26,834
                                                         ========     ========
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                               $    611     $    883
  Income taxes                                              3,453        1,771


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

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

The following summarized income statement data reflects the impact the Grasso merger would have had on the Company's results of operations had the transactions taken place on July 1, 1993:


                                              Proforma Results for the
                                                  Nine Months Ended
                                                      March 31,
                                              ------------------------
                                                1995            1994
                                              --------         -------
Gross revenue                                 $113,069         $98,427
                                              ========         =======

Net income                                    $ 13,646         $11,869
                                              ========         =======

Earnings per common share and common
 equivalent share                             $    .69         $   .61
                                              ========         =======

NOTE C - CATHODIC PROTECTION SERVICES

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of operating results for the applicable periods is as follows:


                                      Three Months Ended     Nine Months Ended
                                          March 31,              March 31,
                                      ------------------    -------------------
                                        1995       1994       1995       1994
                                        ----       ----       ----       ----
Gross revenue                         $ 36,514   $ 25,794   $104,434   $ 70,802
Operating expenses                      32,952     19,868     89,674     54,517
                                      -----------------------------------------
Operating income                         3,562      5,926     14,760     16,285
Earnings from unconsolidated
 entities                                1,025        507      3,425      1,514
Interest income                            727        430      2,035      1,335
Interest expense                           205        258        650        876
                                      -----------------------------------------
Income before provision for
 income taxes                            5,109      6,605     19,570     18,258
Provision for income taxes               1,480      1,800      5,690      4,926
Minority interest in (income) loss
 of consolidated subsidiaries              251        -          238        -
                                      -----------------------------------------
Net income                            $  3,880   $  4,805   $ 14,118   $ 13,332
                                      =========================================


RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated revenues for the three months and nine months ended March 31, 1995 were $36.5 million and $104.4 million, respectively. This represents over a 40% increase from prior year operating revenues of $25.8 million and $70.8 million, respectively, primarily attributable to the consolidation of GPM and CPS. Prior year revenues included $2.7 million of non-recurring gains on disposal of equipment. Consolidated operating expenses for the three months and nine months ended March 31, 1995 were $33.0 million and $89.7 million, respectively. Prior year operating expenses were $19.9 million and $54.5 million, respectively

AIR DIVISION

Flight hours during the three months ended March 31, 1995 were approximately 25,500, a 10% decrease compared to the same period in the prior year. Nine month flight hours were approximately 85,400, basically even compared to the prior year. The 10% decrease in flight hours for the three months ended March 31, 1995 is primarily due to a reduction in Alaska and International operations. Gulf of Mexico operations were stable compared with prior year. Operating revenues for the Air Division were $20.8 million and $68.5 million for the three months and nine months ended March 31, 1995, a 10% decrease and a 1% increase compared to the prior year. Operating expenses for the Air Division were $16.0 million and $50.8 million for the three and nine months ended March 31, 1995, respectively, a 15% and 2% decrease from the prior year. Gross margins (excluding gains on disposals) for the Air Division were 24% and 26% for the three and nine months ended March 31, 1995, respectively.

GPM

GPM, the Company's production management services subsidiary, acquired on September 16, 1994, generated $10.4 million and $23.2 million in operating revenues included in the three and nine months ended March 31, 1995, respectively. Operating expenses from GPM were $10.4 and $23.0 million included in the three and nine months ended March 31, 1995, respectively. Gross margins were at a break even basis during this period.

CPS

CPS, the Company's 75% owned cathodic protection corrosion control company, was acquired in October, 1994. Operating revenues included in the three and nine months ended March 31, 1995 were $6.3 million and $15.5 million, respectively. Operating expenses included in the three and nine months ended March 31, 1995 were $7.2 million and $16.2 million, respectively. A seasonal downturn in activity at CPS during the current quarter resulted in a negative operating contribution.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents (including marketable securities) were $58.8 million as of March 31, 1995, a $11.6 million increase from fiscal year end 1994. Total debt was $8.1 million as of March 31, 1995.

As of March 31, 1995, the Company had $10 million of credit available under an unsecured working capital line of credit from a bank. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

The effective income tax rates from continuing operations were 29% and 27% for the nine months ended March 31, 1995 and 1994, respectively, and is based on the Company's projected effective tax rate for the fiscal year then ended. The increase in the effective tax rate is due primarily to amortization of goodwill related to GPM acquisition, which is not deductible for tax purposes.

The Company has received notices from the United States Environmental Protection Agency that it is one of approximately 160 potentially responsible parties ("PRP") at one Superfund site in Texas, one of over 300 PRPs at two sites in Louisiana, and a PRP at a site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean-up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition.

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

(a)  Listed below are the documents filed as exhibits to this report.

          Exhibit 11
          Computation of Earnings Per Share

(b)  No reports on Form 8-K were filed during the quarter ended March  31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OFFSHORE LOGISTICS, INC.



                                        BY:     /s/ James B. Clement
                                                ------------------------------
                                                JAMES B. CLEMENT
                                                President
                                                Chief Executive Officer

                                        DATE:   May 12, 1995





                                        BY:     /s/ George M. Small
                                                ------------------------------
                                                GEORGE M. SMALL
                                                Vice President
                                                Chief Financial Officer

                                        DATE:   May 12, 1995