Form 10-K405
period 1995-06-30
OFFSHORE LOGISTICS INC
filed 1995-09-28
CIK 73887

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K



             /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1995



            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from        to

                         Commission File Number 0-5232

                            Offshore Logistics, Inc.
             (Exact name of registrant as specified in its Charter)

          DELAWARE                              72-0679819
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

           224 Rue de Jean
P. O. Box 5-C, Lafayette, Louisiana               70505
(Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (318) 233-1221

          Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
         Title of each Class            which registered

              None                             None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.01 par value)
                                Class B Warrant
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /x/    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995 was $266,181,987.

     The number of shares outstanding of the registrant's Common Stock as of August 31, 1995 was 19,444,614.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 1995 are incorporated by reference into
Part III hereof.

                            OFFSHORE LOGISTICS, INC.
                                INDEX--FORM 10-K

                                     PART I

Item 1.    Business...........................................  1
           Helicopter Services................................  1
           Production Management Services.....................  4
           Cathodic Protection Services.......................  5
           General............................................  7

Item 2.    Properties.........................................  7

Item 3.    Legal Proceedings..................................  8

Item 4.    Submission of Matters to a Vote of
            Security Holders..................................  8

                                    PART II

Item 5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters....................... 10

Item 6.    Selected Financial Data............................ 10

Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations
           General............................................ 11
           Results of Operations.............................. 12
           Helicopter Services................................ 12
           Production Management Services..................... 13
           Cathodic Protection Services....................... 13
           Consolidated....................................... 13
           Liquidity and Capital Resources.................... 14

Item 8.    Financial Statements and Supplementary Data........ 15
           Offshore Logistics, Inc. and Consolidated
            Subsidiaries:
             Report of Independent Public Accountants......... 15
             Consolidated Balance Sheets--
              June 30, 1995 and 1994.......................... 16
             Consolidated Statements of Income--
              Three years ended June 30, 1995................. 17
             Consolidated Statements of Stockholders'
              Investment--Three years ended June 30, 1995..... 18
             Consolidated Statements of Cash Flows--
              Three years ended June 30, 1995................. 19
             Notes to Consolidated Financial Statements....... 20

Item 9.    Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure............... 31

                                    PART III

Item 10.   Directors and Executive Officers
            of the Registrant................................. 31
Item 11.   Executive Compensation............................. 31
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management............................. 31
Item 13.   Certain Relationships and Related Transactions..... 32

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..............................  32
           Exhibit 21--Subsidiaries of the Registrant........  35

Signatures...................................................  36

                                    PART I

ITEM 1. Business

     Offshore Logistics, Inc. was incorporated in Louisiana in 1969 and its state of incorporation was changed to Delaware in 1988. Unless the context herein indicates otherwise, all references to the "Company" refer to Offshore Logistics, Inc. and subsidiaries. The Company's executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana 70505, and its telephone number is (318) 233-1221.

     Offshore Logistics, Inc., through its Air Logistics division, is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. At June 30, 1995, the Company's operations included 188 aircraft (including 27 aircraft operated through unconsolidated entities). The Company's operations until 1991 also included a Marine Division, wherein the Company owned vessels that supplied marine transportation services to the international oil and gas industry. During 1991, the Company sold substantially all of the remaining assets in its Marine Division and ceased its marine operations.

     During 1993, the Company expanded its operations to include production management services by acquiring a 50% interest in Seahawk Services Ltd. ("Seahawk") in a transaction in which Seahawk acquired all of the business of PPI-Seahawk Services, Inc., a company engaged in the production management services business. In October 1993, the Company exchanged its interest in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management services business. In September 1994, GPM became a wholly-owned subsidiary of the Company through a merger of Grasso Corporation into the Company.

     During October 1994, the Company acquired a 75% interest in Cathodic Protection Services Company ("CPS"). CPS manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, and other metal structures.

     See Note I in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating profit, and identifiable assets by industry segment and geographical distribution for the three years ended June 30, 1995.

                              HELICOPTER SERVICES

     The Company charters its helicopters to customers for use in transporting personnel and time-sensitive equipment from onshore bases to offshore drilling rigs, platforms, and other installations. The helicopter charters are for varying periods and, in some cases, may contain provisions for cancellation prior to completion of the contract. Charges under these charter agreements are generally based on either a daily or monthly fixed fee plus additional hourly charges. Helicopter services are seasonal in nature and influenced by weather conditions and level of offshore construction activity.

     The following table sets forth the number and type of aircraft operated by the Company at the end of the year for the past three fiscal years.


                         Passenger  Speed
Type                     Capacity   (MPH)   1995  1994  1993
----                     ---------  ------  ----  ----  ----
Sikorsky S-76                 12      160     18    17    16
Bell 206B Jet Ranger           4      115     30    30    32
Bell 206L-1                    6      125     45    45    45
Bell 206L-III                  6      125     20    21    21
Bell 206L-IV                   6      125      5     5     0
Bell 212                      12      125     12    11    13
Bell 412                      12      140      6     6     6
Bell 214 ST                   18      160      2     2     1
Boelkow 105                    4      120     12    12    12
Aerospatiale Twinstar          5      130      9    11     9
Fixed Wing                                     2     2     2
                                           -----------------
                                             161   162   157
                                           =================

     The Company owns 151 of the 161 aircraft that it operates. The following table sets forth certain information concerning these aircraft:


                                                   June 30, 1995
                                                -------------------
                                                            Net
Type                                            Number   Book Value
----                                            ------   ----------
Sikorsky S-76                                     10      $ 4,153
Bell 206B Jet Ranger                              30        1,974
Bell 206L-I                                       45        5,048
Bell 206L-III                                     20       11,283
Bell 206L-IV                                       5        4,573
Bell 212                                          11        8,236
Bell 412                                           6       10,019
Bell 214ST                                         2        6,014
Boelkow 105                                       11        8,187
Aerospatiale Twinstar                              9        1,645
                                                 ----------------
                                                 149       61,132
Fixed Wing                                         2          998
                                                 ----------------
  Total                                          151      $62,130
                                                 ================

     In addition to the foregoing 151 aircraft, the Company operates 10 aircraft pursuant to various types of operating lease arrangements at June 30, 1995. The Company also provides services and technical support to entities that operate 22 helicopters of various types and 5 fixed wing aircraft.

Domestic Operations

     The Company's domestic helicopter services are conducted primarily from operating facilities along the Gulf of Mexico. As of June 30, 1995, the Company operated 139 aircraft in that area. The Company also operates 11 aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of a secondary market for helicopters distinguishes the helicopter business from other segments of the oil service industry. Other uses for which helicopters are employed, include emergency medical transportation, agricultural and forestry support, and general aviation activities. These additional uses enable the Company to scale down operations through the sale of excess equipment to companies in the aforementioned industries. Because of this ability to react to market conditions, management believes the helicopter segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

International Operations

     Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of June 30, 1995, the Company operated 11 of its helicopters in international locations, including Bolivia, Brazil, Colombia, and Mexico.

     In addition to its direct operations in international areas, the Company has service agreements with, and equity interests in, entities that operate 27 aircraft in Egypt and Mexico. The Company provides services and technical support to these entities and, from time to time, leases aircraft to these entities as additional support for these operations. As of June 30, 1995, three of the Company's helicopters were being leased to its Mexican affiliate for operations in that country.

Customers

     The principal customers for the Company's helicopter services are national and international petroleum and offshore construction companies. During 1994, one customer accounted for approximately 13% of the Company's operating revenues. During 1995 and 1993, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

Competition

     The Company's business is highly competitive. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary equipment and resources. The technical requirements of operating helicopters offshore have increased over the past several years as oil and gas activities moved into deeper water and more sophisticated aircraft were required to service the market. The number of small helicopter operators in the Gulf of Mexico has declined over the past several years, as it has become increasingly difficult to maintain an adequate shorebased infrastructure and provide the working capital required to conduct such operations, especially when the associated costs must be spread over a relatively small number of helicopters. One of the Company's competitors has substantially more helicopters in service in the Gulf of Mexico and there are at least four companies internationally that operate more helicopters than the Company. Certain of the Company's competitors have substantially greater resources than the Company.

Industry Hazards and Insurance

     Hazards, such as adverse weather and marine conditions, crashes, collisions, and fire are inherent in the offshore oil and gas industry and in the related transportation and supply of such industry, and may result in losses of equipment and revenues. On August 26, 1992, Hurricane Andrew struck the Gulf Coast of Louisiana. There was no material loss to the Company's aircraft or facilities as a result of the hurricane.

     The Company maintains Hull and Liability Insurance which generally insures the Company against certain legal liabilities to others, as well as damage to the aircraft. It is also the Company's policy to carry insurance for, or require its customers to provide indemnification against, expropriation, war risk, and confiscation of its helicopters employed in international operations. There is no assurance that in the future the Company will be able to maintain its existing coverage or that the premiums therefrom will not increase substantially.

Government Regulation

     Domestic. As a commercial operator of small aircraft, the Company is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. The Company carries persons and property in its helicopters pursuant to an Air Taxi or Commercial Operator of Small Aircraft Certificate granted by the Civil Aeronautics Board ("CAB"). Unlike an air carrier, the Company is not required to file with the CAB tariffs showing rates, fares, and other charges.

     The Federal Aviation Administration ("FAA") regulates the flight operations of the Company, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities, and certain technical aspects of the Company's operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. The Company is also subject to the Communications Act of 1934 because of the use of radio facilities in its operations.

     Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States, and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that the Company's aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United

States. At June 30, 1995, the Company had approximately 713,000 common shares held by persons with foreign addresses representing approximately 3.7% of the 19,442,114 common shares outstanding.

     The Company's operations are subject to federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on the Company's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect the Company.

     International. The Company's international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. Because of the impact of local laws, the Company's international operations are conducted primarily through entities (including joint ventures) in which local citizens own interests and the Company holds only a minority interest, or pursuant to arrangements under which the Company operates assets or conducts operations under contracts with local entities. There can be no assurance that there will not be changes in local laws, regulations or administrative requirements, or the interpretation thereof, any of which could have a material adverse effect on the business or financial condition of the Company or on its ability to continue operations in certain regions.


                         PRODUCTION MANAGEMENT SERVICES

     Beginning in 1993, through Seahawk and, subsequent thereto, through a 27.5% equity ownership interest in Grasso Corporation and its wholly-owned subsidiary, GPM, the Company began providing oil and gas production management services. On September 16, 1994, GPM became a wholly-owned subsidiary of the Company through the merger of Grasso Corporation into the Company.

     GPM is the leading independent operator of oil and gas production facilities in the Gulf of Mexico. In addition, GPM also provides services for certain onshore facilities. In providing these services, GPM operates oil and gas production facilities for major and smaller independent oil and gas companies. Typical project assignments may involve full or limited management of operations of oil and gas production facilities located offshore, particularly in the Gulf of Mexico. The work involves placing experienced crews, employed by GPM, to operate the facilities and providing all necessary services and products for the offshore operations. When servicing offshore oil and gas production facilities, GPM's employees normally live on the facility for a seven day rotation. GPM's services include furnishing personnel, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. GPM also handles regulatory and production reporting, joint interest accounting and royalty and working interest revenue disbursement services for certain of its customers.

Domestic Operations

     GPM's domestic production management services are conducted primarily from production facilities in the Gulf of Mexico. As of June 30, 1995, GPM managed or had personnel assigned to 195 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should the market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

International Operations

     To date, GPM's international activities have been limited primarily to
consulting and paramedic assignments.   As of June 30, 1995, the Company's
production management division had a total of three personnel providing services in Singapore, Chad, and Russia.

Customers

     GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to outsource services provided by companies such as GPM which are able to operate more efficiently and with a lower cost structure. This allows the customer to focus their efforts on their core activities, which is the exploration and production of oil and gas. During 1995, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

Competition

     GPM's business is highly competitive. There are five to six direct competitors that are substantially smaller than GPM but maintain a Gulf wide presence. In addition, there are many smaller operators that compete on a local basis or for single projects or jobs. Management of the Company anticipates that the market for oil and gas production management operations will continue to increase over the next few years as oil and gas producing companies continue to reduce the size of field personnel and further utilize outside contractors as efforts to reduce their operating costs continue. Typically, GPM will be requested to bid on one or more production facilities owned by an oil and gas producer. The two key elements in the pricing of the bid are personnel and transportation costs. In addition to price, an additional consideration is the competence and stability of the operator since this can greatly affect the revenue flow to the producer and reduce the risk of possible damage to the production facility. There are no assurances that an increase in the market for production management will occur.

Industry Hazards and Insurance

     GPM's operations are subject to the normal risks associated of working on an oil and gas production facility. These risks could result in damage to or loss of property and injury to or death of personnel. GPM carries normal business insurance including general liability, worker's compensation, automobile liability and property and casualty insurance coverages. Management believes GPM is adequately protected from most business risks normally subject to insurance.

Government Regulation

     The Mineral Management Service ("MMS") regulates the production operations of GPM, and in this respect, exercises jurisdiction over personnel, production facilities, and certain technical aspects of GPM's operations.

     GPM's operations are subject to federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on GPM's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect the Company.


                          CATHODIC PROTECTION SERVICES

     Cathodic Protection Services Company was established in 1946 in Houston, Texas, as the first commercial engineering firm in the United States solely devoted to corrosion control by cathodic protection. CPS specializes in providing cathodic protection systems and services for the purpose of arresting corrosion in steel structures such as pipelines, oil and gas well casings, offshore facilities, hydrocarbon processing plants, water tanks, oil and gas storage tanks, and other metal structures. CPS revenues have traditionally been derived from three major activities: the construction and installation of cathodic protection systems; the sale of materials for cathodic protection systems; and the engineering, evaluation, and other ancillary services provided for cathodic protection systems. The majority of CPS's revenues are derived from single project contracts and material orders; however, CPS is a party to certain maintenance contracts varying in duration from one to five years and certain "blanket" material contracts that are normally agreed to for one year at a time.

     In May 1995, CPS formed an 80% owned subsidiary, CPS Technologies, for the purpose of pursuing various opportunities relating to the remote monitoring of cathodic protection systems by means of low orbital satellite, cellular telephones or other communication media. Management views this subsidiary as a development stage business and, although optimistic as to opportunities, has no assurances as to its ultimate profitability.

     CPS provides materials and services to the cathodic protection market in the domestic United States through eleven district office locations as follows:
Billings, Montana; Carson, California; Denver, Colorado; Farmington, New Mexico; Houston, Texas; Liberal, Kansas; Lombard, Illinois; Metairie, Louisiana; Midland, Texas; Sand Springs (Tulsa), Oklahoma; and Springfield, New Jersey. The Springfield, New Jersey office, in addition to providing normal customer services, specializes in servicing the water tank needs of municipalities throughout the U.S. The Company also has a manufacturing facility in Sand Springs, Oklahoma that assembles various types of cathodic protection anodes and a corporate office in Houston, Texas. CPS is the major customer, under a tolling agreement, with an aluminum anode foundry located in McAllen, Texas.

Competition

     CPS is the second largest provider of cathodic protection services and materials in the United States. The largest provider of cathodic protection services is the primary competitor of CPS on a nationwide basis. CPS also competes with numerous regional and local cathodic protection companies with respect to engineering, construction and installation, and related services. Many of the regional and local competitors are not able to provide cathodic protection materials to customers without purchasing them from CPS or other manufacturers/suppliers.

Suppliers

     Certain of the cathodic protection materials provided by CPS, for example, magnesium anodes and aluminum anodes, depend largely on the supply of the associated base metals. For metals such as magnesium and aluminum there are a limited number of suppliers and, at times, shortages of supply. These factors also cause price volatility for these metals. CPS has developed and maintained relationships with all potential suppliers and protects itself from price risks by passing this risk to customers on virtually all contracts and contract bids. Although shortages of supply can have an impact on the revenues of CPS by delaying sales of materials of this type, it is management's belief that CPS is not placed at a competitive disadvantage in its markets as a result of shortages since all suppliers of cathodic protection materials face the same shortages at the same time.

Industry Hazards and Insurance

     The construction and installation of cathodic protection systems and the providing of materials for such systems are subject to seasonality based upon weather conditions. This seasonality can be slightly offset by the providing of engineering services which are not as dependent upon weather conditions. Since the energy industry, including pipelines, refineries and tank farms, is the primary user of cathodic protection systems, the business of CPS is also subject to cyclical downturns caused by oil and gas prices, regulations, and other factors affecting the energy industry. The impact of these factors is slightly offset by sales to other industries such as the marine industry and state and local governments.

     CPS carries normal business insurance including worker's compensation, general liability, automobile liability, and property coverage. CPS does not carry professional liability insurance since, in the opinion of management and consistent with traditional industry practices, the engineering services
provided by CPS do not involve detail design work.   In the belief of
management, CPS is adequately protected from most business risks normally protected by insurance.

Government Regulation

     CPS believes that its historical and current operations including its use of property, plant, and equipment, conform in all material respects with all applicable laws and regulations. Periodically, the Company is subject to various inspections or reviews by regulatory agencies; however, the Company has not experienced nor does it anticipate, any material claim in connection with environmental, safety, or other regulations.

     The business of CPS can be directly impacted by the issuance of government regulations. The recent trends toward increased federal, state, and local involvement in environmental and safety matters should result in an increased emphasis on cathodic protection systems. Many CPS customers must comply with regulations issued by the United States Environmental Protection Agency, the United States Department of Transportation - Office of Pipeline Safety, and other such federal, state, and local agencies. CPS continually monitors the pronouncements of these agencies, and, in the opinion of management, believes that such regulations will have a positive impact rather than a negative impact on the Company's business.


                                    GENERAL

Employees

     As of June 30, 1995 and 1994, the Company employed 1,347 and 619 persons, respectively, who are or were involved in the following operations:

                                   1995   1994
                                   -----  ----

Helicopter Services  --Domestic      552   567
               --International        22    29
Production Management Services       544     0
Cathodic Protection Services         205     0
Executive and Administrative          24    23
                                   -----------

                                   1,347   619
                                   ===========

     The Company's employees are not represented by unions. In 1983, the Company was petitioned by the Oil, Chemical, and Atomic Workers Union ("OCAW") for representation of the Company's helicopter pilots. The OCAW effort was defeated by election results in February 1984.

     In 1975, the Company was petitioned by the Teamsters Union for an election. However, the Union decided not to seek an election after several months of union solicitation. Union campaigns at a major helicopter competitor in 1970, 1974, and 1980 also failed. If the Company's helicopter pilots were to elect to be represented by a union, the Company would, it believes, be the only unionized company in the domestic helicopter service industry. The Company believes that, in light of current market conditions, being a unionized company in a non-union industry could place the Company at a competitive disadvantage in the industry. This could have a material adverse effect on its revenues from helicopter operations in the Gulf of Mexico and on its results of operations.

ITEM 2. Properties

     See Business--Helicopter Services for a discussion of the number and types of aircraft operated by the Company.

     The Company leases approximately 11 acres of land in the vicinity of Morgan City, Louisiana, under a lease expiring in 2000, with a renewal option for an additional ten year period. The Company has constructed a heliport, hangar, and office facility on the site. The Company is subleasing approximately 50% of the land to Gulf Offshore Marine, a subsidiary of GulfMark International, Inc., who acquired the Company's Marine Division.

     The Company leases approximately 8 1/3 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in fiscal year ending 2030. The Company has constructed office and helicopter maintenance facilities on the site containing approximately 44,000 square feet of floor space. The property has access to the airport facilities, as well as a major highway.

     The Company's Corporate offices occupy 8,300 square feet in a building in Lafayette, Louisiana, under a lease expiring in 1998. Other office and operating facilities in the United States and abroad, including most of the operating facilities along the Gulf of Mexico, are held under leases, the rental obligations under which are not material in the aggregate.

     Some of the property owned by the Company and used in domestic operations are subject to security interests in favor of the Company's creditors (see Note B in "Notes to Consolidated Financial Statements").

     GPM's Corporate offices occupy 24,000 square feet in a building in Houston, Texas, under a lease expiring in December 1998. Other office and operating facilities along the Gulf of Mexico are held under leases, the rental obligations under which are not material in the aggregate.

     CPS's Corporate offices occupy 16,000 square feet in a building in Houston, Texas, under a lease expiring in December 1999. Other office and operating facilities throughout the United States and abroad are held under leases, the rental obligations under which are not material in the aggregate.

ITEM 3. Legal Proceedings

     In January 1989, the Company received notice from the United States Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") for clean up and other response costs at the Sheridan Disposal Services Superfund Site in Waller County, Texas. The Company is among approximately 160 PRPs identified with respect to the site. The EPA has estimated that the cost of remedial activities at the site will be approximately $30 million. In August 1989, the Company received a similar notice with respect to the D.L. Mud Services Site and the Gulf Coast Vacuum Services Site, both of which are near Abbeville, Louisiana. The Company is among over 300 PRPs identified with respect to each site. The EPA alleged that the Company is a generator or transporter of hazardous substances found at the three sites. In February 1991, the Company received a request for information from the EPA relating to the Western Sand and Gravel Superfund Site in Rhode Island, as to which the Company had been named a PRP after an earlier request for information from the EPA issued in 1983 - 1984.

     Based on presently available information, the Company believes that it generated only a small portion, if any, of the substances found at the above described sites. In addition, many of the other PRPs at all of the aforementioned sites are large companies with substantial resources. As a result, the Company believes that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition.

     In addition to notification of PRP responsibility, the EPA notices to the Company also contained information requests regarding the Company's connection with the various sites. The responses to the information requests were due in early March 1989 for the Sheridan site and in early September 1989 for the two Louisiana sites. Through oversight, the Company did not respond to the requests until April and May 1990. The EPA is authorized to seek civil penalties for failure to respond to its information requests in a timely manner in an amount up to a maximum of $25,000 per day for each day of continued non-compliance; however, to date, no such penalties have been sought. While it is not possible to predict whether any civil penalties might be assessed against the Company for the delays in responding to the EPA requests, the Company believes the amount of such penalties, if any, will not have a material adverse effect on its business or financial condition.

     The Company is not a party to any other litigation which, in the opinion of management, will have a material adverse effect on the Company's business or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No voting matters were submitted to security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the current fiscal year.

Executive Officers of the Registrant

     All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company as of September 27, 1995, are as follows:


           Name              Age          Position Held with Registrant
           ----              ---          -----------------------------
James B. Clement              50  Chairman, President, Chief Executive Officer,
                                   and Director
George M. Small               50  Vice President, Chief Financial Officer,
                                   Treasurer, Secretary, and Director
Ralph B. Murphy               67  Vice President -- Corporate Sales
Gene Graves                   46  Vice President -- Domestic Aviation
Hans J. Albert                53  Vice President -- International Aviation
Drury A. Milke                37  Vice President -- Business Development
Patricia M. Como              34  Controller and Assistant Secretary
E. H. Underwood III           38  General Counsel

     Mr. Clement joined the Company in 1976 as Controller and served in various financial capacities until 1981 when he was appointed the General Manager -- Marine Division. Mr. Clement was elected President and Chief Operating Officer of the Company in May 1986, Chief Executive Officer in November 1987 and Chairman of the Board of Directors in June 1995.

     Mr. Small joined the Company in 1977 as Controller and was elected Vice President -- Treasurer in 1979, and Chief Financial Officer and Secretary in 1986. He is a CPA.

     Mr. Murphy joined the Company in 1984 as Vice President -- Corporate Sales. He received a Bachelor of Science degree from Rice University in 1950. He has forty-five years of experience in the oil service industry.

     Mr. Graves joined the Company in 1993 as Vice President -- Aviation Marketing and was appointed Vice President -- Domestic Aviation in 1994. Prior to joining the Company, Mr. Graves had 26 years experience in the commercial helicopter service business in the Gulf of Mexico as Vice President -- Marketing and several operating positions.


     Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice President in 1987. Mr. Albert has thirty years of experience in the aviation industry.

     Mr. Milke joined the Company in 1988 as Director of Planning and Development and was elected Vice President in 1990. Prior to joining the Company, Mr. Milke was a Manager with Arthur Andersen LLP.

     Mrs. Como joined the Company in 1990 as Controller. Prior to joining the Company, Mrs. Como was a Manager with Arthur Andersen LLP. She is a CPA.

     Mr. Underwood joined the Company in 1995 as General Counsel. He received a Juris Doctorate from Loyola University in 1987 and has a degree in risk management from the University of Georgia. Prior to joining the Company, Mr. Underwood was General Counsel for another oilfield service company.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Common Stock of the Company is traded in the over-the-counter market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "OLOG". The Company's Common Stock
has been quoted on the NASDAQ National Market System since 1984.   Prices listed
below represent actual closing prices.


                                              High    Low
                                             ------  ------

          Fiscal year ended June 30, 1995
          First Quarter....................  15 1/8    11 5/8
          Second Quarter...................  14        11 3/4
          Third Quarter....................  14 1/8    12 1/4
          Fourth Quarter...................  15 1/8    12 7/8

          Fiscal year ended June 30, 1994
          First Quarter....................  17 1/4    12 3/8
          Second Quarter...................  19 1/4    12
          Third Quarter....................  16 1/8    13 1/4
          Fourth Quarter...................  14 3/4    12 15/16

     The approximate number of holders of record of Common Stock as of August 31, 1995 was 1,500.

     The Company has not paid dividends on its Common Stock since January 1984. Certain of the Company's financing agreements contain limitations on the payment of dividends. See Note B in "Notes to Consolidated Financial Statements".

ITEM 6. Selected Financial Data

                                                                Year Ended June 30,
                                                 -------------------------------------------------
                                                  1995(3)      1994      1993      1992      1991
                                                 --------     ------    ------    ------    ------
                                                        (in thousands, except per share data)
Operating revenues..........................      $143,645   $ 91,666  $ 80,201  $ 81,872  $ 95,208
                                                  =================================================
Income from continuing operations...........      $ 18,450   $ 17,247  $ 16,043  $ 17,549  $ 17,001
                                                  =================================================
Net income(1)(2)............................      $ 18,450   $ 17,247  $ 17,055  $ 17,549  $ 22,523
                                                  =================================================
Earnings per common equivalent share:
  Income from continuing operations.........      $   0.96   $   0.96  $   0.90  $   1.00  $   0.97
                                                  =================================================
  Net income(1)(2)..........................      $   0.96   $   0.96  $   0.96  $   1.00  $   1.28
                                                  =================================================
Total assets................................      $229,351   $174,245  $164,231  $144,945  $138,469
                                                  =================================================
Long-term obligations:
  Long-term debt............................      $  5,600   $  2,000  $  9,322  $ 10,056  $ 16,910
  Capitalized leases........................            --         --        --        --     2,140
                                                  -------------------------------------------------
                                                  $  5,600   $  2,000  $  9,322  $ 10,056  $ 19,050
                                                  =================================================
Cash dividends declared per common share....      $     --   $     --  $     --  $     --  $     --
                                                  =================================================

(1) Includes an extraordinary gain of $1,012,000 in 1993. There were no extraordinary items in 1995, 1994, 1992, or 1991.

(2) Includes income from discontinued operations of $5,522,000 in 1991. There were no discontinued operations in 1995, 1994, 1993, or 1992. The discontinued operations relate to the Company's Marine Division which was sold during the year ended June 30, 1991.

(3) Includes financial data for GPM and CPS after effective dates of their consolidation (See Note E in Notes to Consolidated Financial Statements).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Demand for the Company's services has traditionally been influenced by the level of worldwide offshore oil and gas production and drilling activity. During the 1970's and early 1980's, the helicopter and marine services provided by the Company expanded rapidly in response to the growth of the oil and gas industry. The decline in oil and gas prices that began in 1982 and the resulting decline in drilling activity led to excess capacity and increased competition in the offshore oil service industry. In response to these adverse conditions, management took several steps, including restructuring substantially all of its long-term obligations, discontinuing its domestic marine services, and adopting cost reduction measures. Beginning in 1987, the market for helicopter services began to improve, and accordingly, the Company commenced an expansion of its helicopter fleet. At that time, the focus of the Company's operations shifted from predominately marine services to helicopter services. As the Company's helicopter services expanded, the Company's Marine Division became a smaller segment of the Company's total business and during the year ended June 30, 1991, the Company made the decision to dispose of the Marine Division.

     During 1992, the Company was engaged exclusively in aviation services and related operations. During 1993, the Company expanded its operations to include production management services through an acquisition of a 50% interest in Seahawk Services Ltd. ("Seahawk"), which acquired all of the business of PPI-Seahawk Services, Inc. Seahawk provided platform and production management services, offshore medical support services, and temporary personnel to the oil and gas industry.

     During 1994, the Company exchanged its 50% interest in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management services business. On September 16, 1994, GPM became a wholly-owned subsidiary of the Company in a merger in which the Company acquired the remaining 72.5% interest in Grasso Corporation by issuing .49 of a share of the Company's Common Stock for each share of Grasso Corporation Common Stock owned. See Note E in "Notes to Consolidated Financial Statements."

     In determining to acquire 100% of GPM, the Company's management was influenced by its belief that a restructuring in the United States oil and gas industry is taking place, resulting in part from the instability of oil prices over the last several years. As part of this restructuring, major oil companies have been reducing the size of their field organizations and concentrating more on foreign exploration and production. Management believes that this restructuring is creating opportunities, first, for smaller, independent oil companies as the major oil companies have been selling properties in the Gulf of Mexico, and, second, for companies providing production management services to smaller, independent oil companies, which frequently lack the personnel to operate these properties. Although there can be no assurances, the Company's management believes that, through its acquisition of GPM, the Company will have the opportunity to take advantage of any increase in the market for oil and gas production management services that may occur over the next few years. Management also believes that the addition of the production management services business may permit the Company, by providing helicopter services through the production management services business to smaller, independent companies, to enhance its market share for its helicopter transportation services in the very competitive and rapidly changing Gulf of Mexico environment.

     Cathodic Protection Services Company ("CPS") manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, and other metal structures. In October 1994, the Company acquired 75% of CPS. The minority interest owner may increase their ownership at the end of five years if certain financial goals are met. At that time, the Company has the election to retain a majority ownership in CPS.

Results of Operations

     Operating results and other income statement information for the three years ended June 30, 1995 follows (in thousands of dollars):

                                                 Year Ended June 30,
                                            ----------------------------
                                            1995        1994        1993
                                            ----        ----        ----
Operating revenues.....................   $143,645    $91,666     $80,201
Gain on disposal of equipment..........        586      3,018       1,675
                                          -------------------------------
                                           144,231     94,684      81,876
                                          -------------------------------
Direct cost............................    104,588     59,617      50,610
Depreciation and amortization..........      9,670      7,519       6,542
General and administrative.............     10,696      6,576       5,461
                                          -------------------------------
                                           124,954     73,712      62,613
                                          -------------------------------
Operating income.......................     19,277     20,972      19,263
Earnings from unconsolidated entities..      4,050      2,020       2,247
Interest income (expense), net.........      2,069        633         (58)
                                          -------------------------------
Income before provision for income
 taxes and extraordinary item..........     25,396     23,625      21,452
Provision for income taxes.............      7,361      6,378       5,409
Minority interest......................        415         --          --
Extraordinary item.....................         --         --       1,012
                                          -------------------------------
Net income.............................   $ 18,450    $17,247     $17,055
                                          ===============================

Helicopter Services

     Demand for the Company's helicopter services increased until the latter part of fiscal 1991. At that time, construction activity and the rig count in the Gulf of Mexico declined to its lowest level in four years and remained at low levels throughout 1992 causing a reduction in domestic flight hours. Management implemented stringent cost controls over its domestic operations and increased international activities to combat the negative effect of reduced flight hours. The Gulf of Mexico rig count improved during fiscal 1993 leading to increased flight activity by the end of fiscal 1993 and during 1994 and 1995.

     Operating revenues for helicopter services were $89.5 million, $91.7 million, and $80.2 million for 1995, 1994, and 1993, respectively. The decrease in operating revenues of approximately 2% from 1994 to 1995 is primarily due to a decrease in International and Alaskan operations. Gulf of Mexico helicopter activity has remained relatively unchanged from 1994 to 1995. The increase in operating revenues of approximately 14% from 1993 to 1994 is primarily due to the increased market share of the Company in the Gulf of Mexico and from Heli-Lift, Inc., the Company's Alaskan helicopter subsidiary acquired during 1993. Operating revenues from Heli-Lift were $8.4 million, $9.6 million, and $4.5 million for 1995, 1994, and 1993, respectively (1993 includes only six months of operations).

     Operating expenses for helicopter services were $66.7 million, $70.1 million, and $59.2 million for 1995, 1994, and 1993, respectively. The decrease in operating expenses of approximately 5% from 1994 to 1995 is due to a decrease in International and Alaskan operations, as well as continued cost controls over Gulf of Mexico operations. The increase in operating expenses of approximately 16% from 1993 to 1994 is primarily due to the increased market share of the Company in the Gulf of Mexico and from Heli-Lift, Inc., as well as increases in the price of helicopter parts. Operating expenses from Heli-Lift were $6.1 million, $6.6 million, and $3.1 million for 1995, 1994, and 1993, respectively.

     Gross margin percentages for helicopter services, excluding gain on disposal of equipment, were 25%, 24%, and 26% for 1995, 1994, and 1993, respectively. The increase in gross margin percentages from 1994 to 1995 is due to the improved cost controls in the Gulf of Mexico operations. The decrease in gross margin percentages from 1993 to 1994 was due to the inability of the Company to increase helicopter rates in the Gulf of Mexico market since 1990 despite the increase in the price of helicopter parts and other costs during that period.

     The Company's helicopter services are conducted principally in the Gulf of Mexico, where the Company provides helicopter services to support the production and exploration activities of oil and gas companies. The Company also charters helicopters to offshore construction companies and governmental entities involved in offshore oil and gas operations in the Gulf of Mexico. The Company has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). The Company also operated in various other international areas (including Bolivia, Brazil, Colombia, El Salvador, Kuwait, Taiwan, Mexico, Papua New Guinea, and Trinidad and Tobago). The Company's international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. The following table sets forth certain information regarding aircraft operated by the Company and unconsolidated entities.

                                                Fiscal Year Ended June 30,
                                              -----------------------------
                                               1995        1994        1993
                                              ------      ------      ------
Number of aircraft operated by the Company:
  Domestic..................................     150         148        137
  International.............................      11          14         20
                                             ------------------------------
    Total...................................     161         162        157
                                             ==============================
Total flight hours (Company operated
 aircraft).................................. 112,000     115,539     99,966
Number of aircraft operated by
 unconsolidated entities....................      27          29         28

     During 1994, the Company's helicopter joint venture in Brazil was terminated. Costs associated with this termination of approximately $2.7 million were charged against previously established accruals. The three helicopters involved were redeployed into the Company's other operations. The termination of the venture did not have a material effect on the Company's operations.

Production Management Services

     Operating revenues from GPM were approximately $32.8 million for the period from consolidation through June 30, 1995. Approximately 70% of GPM's revenues are from production management. The other 30% of revenues are from contract personnel and medic systems.

     Operating expenses for GPM were $32.6 million for 1995. Gross margin percentages for production management was approximately 6% and gross margin percentages for contract personnel and medic systems was approximately 20%. Overall, GPM operations were breakeven for 1995 with operating income of approximately $0.2 million.

Cathodic Protection Services

     Operating revenues and operating expenses from CPS were approximately $25.3 million and $26.6 million, respectively, for the period from consolidation
through June 30, 1995.   CPS generated a $1.3 million operating loss for 1995.
Certain overhead costs were higher than anticipated and attempts to expand the business internationally resulted in higher than anticipated operating costs. Management has taken measures to reduce overhead costs and its international operations. Although there can be no assurance of improved results, management believes that these measures will have a positive impact on CPS's operations during fiscal 1996.

Consolidated

     Net income for 1995 was $18.5 million, compared to net income of $17.2 million and $17.1 million for 1994 and 1993, respectively after gains from restructuring debt of $1.0 million for 1993 (see Note B in "Notes to Consolidated Financial Statements").

Liquidity and Capital Resources

     Cash and cash equivalents (including marketable securities) were $68.0 million as of June 30, 1995, a $20.8 million increase from 1994. Long-term debt was $5.6 million as of June 30, 1995, all related to CPS and non-recourse to the Company.

     Cash flows provided by operating activities were $30.8 million, $18.2 million, and $19.4 million in 1995, 1994, and 1993, respectively. The increase in cash flows from operating activities in 1995 compared to the prior years is primarily due to the change in the Company's net working capital.

     Cash flows used in investing activities were $8.4 million, $9.5 million, and $23.9 million for 1995, 1994, and 1993, respectively. During 1995, the Company utilized $8.2 million for the acquisitions of GPM and CPS, net of cash on hand for the two subsidiaries. Capital expenditures during 1995 of $3.2 million included the purchase of one new Bell 206L-IV and two used MBB Boelkow 105's previously under a lease arrangement.

     Capital expenditures during 1994 of $11.5 million included the purchase of six new helicopters, five Bell 206L-IV's and one Bell 214ST, and one used Sikorsky S-76. Proceeds from asset dispositions during 1994 of $3.5 million was primarily from the sale of two Bell 212's.

     The Company implemented a new cash management policy in 1993 whereby $19.8 million was invested in U.S. Treasury Notes with maturities less than three years. Capital expenditures during 1993 totalled $4.3 million and related primarily to seven helicopters purchased from Hemisco Helicopters International, Inc.

     Cash flows used in financing activities were $1.7 million, $8.7 million, and $9.1 million in 1995, 1994, and 1993, respectively. During 1995, repayment of debt was $4.2 million and the Company received $2.5 million from common stock issued, primarily from the exercise of warrants for 200,000 shares of common stock. Financing activities during 1994 and 1993 were primarily for the repayment of debt.

     During February 1993, the Company made a cash payment of $1.6 million to the Maritime Administration ("MARAD") to repay all of its outstanding debt to MARAD. The Company realized an extraordinary net gain from the early retirement of debt of approximately $ 1.0 million, after the income tax effect of the transaction.

     During 1995, the Company executed a $10 million unsecured working capital line of credit with a bank that expires on January 31, 1996. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

     The effective income tax rates from continuing operations were 29%, 27%, and 25% for 1995, 1994, and 1993, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to the utilization of foreign net operating losses, the utilization of investment tax credits available to offset deferred taxes for financial reporting purposes, and foreign tax credits available to reduce domestic taxable income.

     The Company has received notices from the EPA that it is one of approximately 160 PRPs at one Superfund site in Texas and one of over 300 PRPs at two sites in Louisiana, and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition. See Item 3 -- Legal Proceedings for additional information regarding EPA notices.

   In March 1995, the Statement of Financial Accounting Standard No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1997. Management believes that such adoption will not have a material effect on the Company's financial statements taken as a whole.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Offshore Logistics, Inc.:

     We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.



                                                   /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
August 14, 1995

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1995 and 1994

                                    ASSETS

                                                 1995            1994
                                                 ----            ----
                                                (thousands of dollars)
Current Assets
  Cash and cash equivalents.................. $ 47,973         $ 27,225
  Investment in marketable securities........   19,978           19,950
  Accounts receivable........................   29,756           17,681
  Inventories................................   26,710           21,907
  Prepaid expenses...........................      524              500
                                              --------         --------
    Total Current Assets.....................  124,941           87,263
Investments in Unconsolidated Entities.......    8,829           12,917
Property and Equipment -- at cost
  Land and buildings.........................    2,868            2,772
  Aircraft and equipment.....................  125,393          122,759
                                              --------         --------
                                               128,261          125,531
  Less -- Accumulated depreciation and
   amortization..............................  (58,558)         (51,614)
                                              --------         --------
                                                69,703           73,917
Other assets, primarily goodwill.............   25,878              148
                                              --------         --------
                                              $229,351         $174,245
                                              ========         ========

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable........................... $  4,647         $  1,957
  Accrued liabilities........................   11,633            5,210
  Current maturities of long-term debt.......    2,000            3,031
                                              --------         --------
    Total Current Liabilities................   18,280           10,198
Long-term debt, less current maturities......    5,600            2,000
Deferred Credits.............................    2,500            2,500
Deferred Taxes...............................   18,030           17,980
Minority Interest............................    1,090               --
Commitments..................................       --               --
Stockholders' Investment
  Common stock, $.01 par value, authorized
   35,000,000 shares; outstanding 19,442,114
   in 1995 and 17,602,379 in 1994 (exclusive
   of 517,550 treasury shares)...............      194              176
  Additional paid in capital.................   95,379           71,563
  Retained earnings..........................   88,278           69,828
                                              --------         --------
                                               183,851          141,567
                                              --------         --------
                                              $229,351         $174,245
                                              ========         ========

        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Year Ended June 30,
                                            --------------------------------
                                              1995        1994        1993
                                              ----        ----        ----
                                                  (thousands of dollars,
                                                 except per share amounts)
Gross Revenue:
  Operating revenue........................ $143,645     $91,666     $80,201
  Gain on disposal of equipment............      586       3,018       1,675
                                            --------     -------     -------
                                             144,231      94,684      81,876
                                            --------     -------     -------
Operating Expenses:
  Direct cost..............................  104,588      59,617      50,610
  Depreciation and amortization............    9,670       7,519       6,542
  General and administrative...............   10,696       6,576       5,461
                                            --------     -------     -------
                                             124,954      73,712      62,613
                                            --------     -------     -------
Operating Income...........................   19,277      20,972      19,263
Earnings from unconsolidated entities......    4,050       2,020       2,247
Interest income............................    2,961       1,771       1,443
Interest expense...........................      892       1,138       1,501
                                            --------     -------     -------
Income Before Provision for Income Taxes
  and Extraordinary Item...................   25,396      23,625      21,452
Provision for income taxes.................    7,361       6,378       5,409
(Income) loss of minority interest.........      415          --          --
                                            --------     -------     -------
Income Before Extraordinary Item...........   18,450      17,247      16,043
Extraordinary Item -- Gain on Debt
 Retirement, Net of Income Taxes...........       --          --       1,012
                                            --------     -------     -------
Net Income................................. $ 18,450     $17,247     $17,055
                                            ========     =======     =======
Earnings per common share and common
 equivalent share
  Income before extraordinary item......... $   0.96     $  0.96     $  0.90
  Extraordinary item.......................       --          --        0.06
                                            --------     -------     -------
  Net income............................... $   0.96     $  0.96     $  0.96
                                            ========     =======     =======
Dividends per common share................. $     --     $    --     $    --
                                            ========     =======     =======

        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                        Common Stock             Additional                          Total
                                        ------------              Paid-In          Retained        Stockholders'
                                     Shares      Amount           Capital          Earnings         Investment
                                     ------      ------           -------          --------         ----------
                                                          (thousands of dollars)
BALANCE -- June 30, 1992........  17,484,806      $175            $70,814          $35,526           $106,515
  Net income....................          --        --                 --           17,055             17,055
  Stock options.................      67,573         1                348               --                349
                                  ----------      ----            -------          -------           --------
BALANCE -- June 30, 1993........  17,552,379       176             71,162           52,581            123,919
  Net income....................          --        --                 --           17,247             17,247
  Stock options.................      50,000        --                401               --                401
                                  ----------      ----            -------          -------           --------
BALANCE -- June 30, 1994........  17,602,379       176             71,563           69,828            141,567
  Net income....................          --        --                 --           18,450             18,450
  Stock options.................      83,031         1                414               --                415
  Warrants exercised............     200,000         2              1,635               --              1,637
  Stock issued for GPM..........   1,498,906        15             21,114               --             21,129
  GPM warrants exercised........      44,466        --                480               --                480
  Restricted stock issued.......      13,332        --                173               --                173
                                  ----------      ----            -------          -------           --------
BALANCE -- June 30, 1995........  19,442,114      $194            $95,379          $88,278           $183,851
                                  ==========      ====            =======          =======           ========

        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended June 30,
                                                                         ------------------------------
                                                                          1995        1994        1993
                                                                          ----        ----        ----
                                                                             (thousands of dollars)
Cash flows from operating activities:
  Net income.........................................................    $18,450    $ 17,247    $ 17,055
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Extraordinary item.................................................         --          --      (1,012)
  Depreciation and amortization......................................      9,670       7,519       6,542
  Increase in deferred taxes.........................................      1,121       4,915       4,703
  Gain on asset dispositions.........................................       (586)     (3,018)     (1,675)
  Equity in earnings from unconsolidated entities (over) under
   dividends received................................................        (41)        (13)        253
  Minority interest in earnings......................................       (415)         --          --
Change in assets and liabilities net of effects from acquisitions:
  (Increase) Decrease in accounts receivable.........................        897      (2,662)     (1,134)
  Increase in inventories............................................     (1,145)     (2,654)       (535)
  Decrease in prepaid expenses and other.............................        299         326          51
  Increase in accounts payable.......................................      1,288          14         262
  Increase (Decrease) in accrued liabilities.........................      1,309      (3,939)     (4,623)
  Increase (Decrease) in deferred credits............................         --         473        (473)
                                                                         -------    --------    --------
Net cash provided by operating activities............................     30,847      18,208      19,414
                                                                         -------    --------    --------
Cash flows from investing activities:
  Capital expenditures...............................................     (3,208)    (11,510)     (4,291)
  Proceeds from asset dispositions...................................      3,046       3,524       2,225
  Investment in marketable securities................................         --     (15,933)    (19,761)
  Proceeds from sale of marketable securities........................         --      15,744          --
  Additional advances to GPM.........................................         --      (1,292)         --
  Acquisitions, net of cash received.................................     (8,234)         --      (2,042)
                                                                         -------    --------    --------
Net cash used in investing activities................................     (8,396)     (9,467)    (23,869)
                                                                         -------    --------    --------
Cash flows from financing activities:
  Repayment of debt..................................................     (4,235)     (9,097)     (9,426)
  Issuance of common stock...........................................      2,532         401         349
                                                                         -------    --------    --------
Net cash used in financing activities................................     (1,703)     (8,696)     (9,077)
                                                                         -------    --------    --------
Net increase (decrease) in cash and cash equivalents.................     20,748          45     (13,532)
Cash and cash equivalents at beginning of year.......................     27,225      27,180      40,712
                                                                         -------    --------    --------
Cash and cash equivalents at end of year.............................    $47,973    $ 27,225    $ 27,180
                                                                         =======    ========    ========

        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A--SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

     Cash and Cash Equivalents--The Company's cash equivalents includes funds invested in highly liquid debt instruments with original maturities of 90 days or less.

     Investment in Marketable Securities--The Company invests in U.S. Treasury Notes with maturities not exceeding three years. Effective July 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The effect of the adoption of SFAS No. 115 was not material to the Company's consolidated financial statements and there was no cumulative effect of an accounting change as a result of the adoption.

     Accounts Receivable--Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $1,568,000 and $1,454,000 at June 30, 1995 and 1994, respectively. The Company's primary business is a supplier of helicopter transportation services to the worldwide offshore oil and gas industry. In addition, the Company, through its GPM and CPS subsidiaries, provides oil and gas production management services to major and smaller independent oil and gas companies and provides cathodic protection services throughout the United States. The Company grants credit to its customers, primarily major and independent oil and gas companies operating in the Gulf of Mexico, on a short-term basis.

     Inventories--Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4,324,000 and $4,204,000 at June 30, 1995 and 1994. There were no related charges to operations in 1995, 1994, or 1993.

     Other Assets--In 1995, $25,046,000 of goodwill, net of accumulated amortization of $1,340,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. See Note E. Realization of goodwill is periodically assessed by management based on the expected future profitability and cash flows of acquired companies and their contribution to the overall operations of the Company.

     Depreciation and Amortization--Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft is 30% of cost.

     Maintenance and repairs are expensed as incurred; betterments and improvements are capitalized. The costs and related reserves of assets sold or otherwise disposed of are removed from the accounts and resultant gains or losses included in income.

     Interest, based on rates applicable to specific and general corporate funds required to finance major construction projects, is capitalized to reflect the full economic cost of the asset. There was no interest capitalized during 1995, 1994, or 1993.

     Income Taxes--Income taxes are accounted for in accordance with the provisions of the SFAS No. 109 "Accounting for Income Taxes". Under this statement, deferred income taxes are provided for by the asset and liability method.

     Earnings per Common Share--Earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the years (19,313,276 in 1995; 17,997,207 in 1994; and 17,815,439 in 1993) computed on the treasury stock method.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     Reference is made to the footnotes entitled "Operating Leases" and "Investments in Unconsolidated Entities" for applicable accounting policies.

B--LONG-TERM DEBT

     In February 1993, the Company made a cash payment of $1.6 million to repay all of its outstanding debt to MARAD which had been previously restructured. The Company realized an extraordinary gain on the early retirement of debt of $1,012,000, after the related income tax effect of approximately $537,000.

     Long-term debt at June 30,1995 and 1994, consisted of (thousands of dollars):

                                          June 30,  June 30,
                                            1995      1994
                                          --------  --------
Notes payable to insurance companies;
 interest payable quarterly at 11.85%;
 collateralized by aircraft with an
 approximate net book value of $3,896       $2,000    $4,000
 as of June 30, 1995.  Principal
 payment of $2,000 due on June 30, 1996.

Revolving credit facility, expiring
 December 1, 1996; collateralized by
 eligible receivables, inventory and         4,850         -
 equipment of CPS (non-recourse to the
 Company).

Subordinated term note payable to
 minority interest owner of CPS;
 payable upon redemption of certain
 shares of CPS common and preferred            750         -
 stock; interest payable at 5% on
 maturity; unsecured (non-recourse to
 the Company).

Note payable to a joint venture
 affiliate; annual payments of $1,000            -     1,000
 through January, 1995; interest
 payable quarterly at 5%; unsecured.

Other installment notes payable.                 -        31
                                        --------------------
Total Debt                                   7,600     5,031

   Less current maturities                   2,000     3,031
                                        --------------------

Total Long-term Debt                        $5,600    $2,000
                                        ====================

     As of June 30, 1995, the Company had a $10 million unsecured line of credit with a bank that expires on January 31, 1996. There were no amounts outstanding during the year ended June 30, 1995.

     The revolving credit facility is for CPS, a subsidiary of the Company and is non-recourse to the Company. The maximum borrowing level is limited to a borrowing base of eligible receivables, inventory, and equipment not to exceed $7.5 million.

     Certain of the Company's debt obligations contain covenants related to certain financial ratios, minimum capital levels, and limitations on the payment of dividends.

     Interest paid during the year was $827,000; $1,138,000; and $1,532,000 for 1995, 1994, and 1993, respectively.

     In the Company's opinion, based on the borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and maturities, the fair value of total debt was $7,672,000 at June 30,1995.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     The following is a summary of scheduled debt maturities by year (thousands of dollars):

            1996.......................    $2,000
            1997.......................     4,850
            1998.......................        --
            1999.......................        --
            2000.......................        --
            Thereafter.................       750
                                           ------
              Total....................    $7,600
                                           ======

C--INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company has two principal unconsolidated entities that are accounted for on the cost method as the Company is unable to exert significant influence over the operations.

     The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 and $2,596,000 at June 30, 1995 and 1994, respectively, which is less than the estimated fair value of the Company's share of unencumbered assets. In the following unaudited table, HHII represents $4,727,000 and $9,630,000 of the assets and $2,984,000 and $6,371,000 of the equity for June 30, 1995 and 1994, respectively. HHII also represents $13,685,000; $19,777,000; and $8,311,000 of revenues and $(305,000); $2,478,000; and $(188,000) of net income for the years 1995, 1994, and 1993, respectively. During 1995, $1,550,000 in dividends were received from HHII. No material dividends were received from HHII during 1994 or 1993.

     The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at June 30, 1995 and 1994. During 1995, 1994, and 1993, $2,500,000; $2,027,000; and $2,500,000,
respectively, in dividends were received from the venture. During 1995, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 1996 is approximately $2,500,000.

     A summary of unaudited financial information of these principal unconsolidated entities is set forth below (thousands of dollars):

                                             1995          1994
                                            ------        ------
Current assets.........................    $48,307       $51,552
Non-current assets.....................     34,212        39,349
                                           ---------------------
  Total assets.........................    $82,519       $90,901
                                           =====================
Current liabilities....................    $ 8,868       $ 9,803
Non-current liabilities................      5,064         8,958
Equity.................................     68,587        72,140
                                           ---------------------
  Total liabilities and equity.........    $82,519       $90,901
                                           =====================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                                             1995        1994        1993
                                            ------      ------      ------
Revenues...............................    $54,180     $60,172     $51,069
                                           ===============================
Gross profit...........................    $18,859     $22,235     $22,900
                                           ===============================
Net income.............................    $11,135     $13,133     $12,843
                                           ===============================

     During 1995, 1994, and 1993, respectively, revenues of $5,295,000; $6,269,000; and $1,768,000 were recognized for services provided to these affiliates by the Company.

     During 1994, the Company's helicopter joint venture in Brazil was terminated. Costs associated with this termination of approximately $2.7 million were charged against previously established accruals. The three helicopters involved were redeployed into the Company's other operations. The termination of the venture did not have a material effect on the Company's operations.

D--INVESTMENT IN MARKETABLE SECURITIES

     Under the provision of SFAS No. 115, investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of June 30, 1995, the Company classified all of its U.S. Treasury investments, with original maturities of more than 90 days, as available-for-sale. These investments are carried at cost which approximates market value. Approximately $11,971,000 of the U.S. Treasury investments mature within one year and approximately $8,007,000 mature from one to three years. There were no sales of investments in U.S. Treasury investments for the year ended June 30, 1995.

E--ACQUISITIONS

Production Management Services

     The Company expanded its operations in July 1992 to include production management services. During fiscal 1993 and until October 29, 1993, the Company owned 50% of Seahawk Services Ltd. ("Seahawk"), a company which provided platform and production management services, offshore medical support services, and temporary personnel to the oil and gas industry. On October 29, 1993, the Company further expanded its interest in production management services when the Company exchanged its 50% investment in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management services business. The Company's investment in Grasso Corporation was approximately $4,128,000 at June 30, 1994. Revenues of approximately $1,556,000 and $6,232,000 were recognized for helicopter services provided to GPM and Seahawk during 1995, prior to consolidation, and 1994, respectively, and revenues of $1,530,000 were recognized for helicopter services provided to Seahawk during 1993. The Company's share of net income related to production management services was not material.

     On September 16, 1994, GPM became a wholly-owned subsidiary of the Company in a merger in which the Company acquired the remaining 72.5% interest in Grasso Corporation by issuing .49 of a share of the Company's Common Stock for each share of Grasso Corporation Common Stock owned. In addition, holders of Grasso Corporation Class B Warrants received similar warrants for shares of the Company's Common Stock. The merger was treated as a purchase for accounting purposes which resulted in goodwill of approximately $22.3 million after stepping up the assets and liabilities of Grasso Corporation. The goodwill is being amortized over a 20 year period.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     The following summarized unaudited income statement data reflects the impact the GPM merger would have had on the Company's results of operations had the transaction taken place on July 1, 1993:

                                                   Proforma Results for the
                                                     Year Ended June 30,
                                                   ------------------------
                                                      1995          1994
                                                     ------        ------
                                                         (unaudited)
Gross revenue....................................   $152,866      $132,247
                                                    ======================
Income from continuing operations................   $ 17,924      $ 15,589
                                                    ======================
Earnings per common share and common equivalent
 share:
  Income from continuing operations..............   $   0.91      $   0.80
                                                    ======================

Cathodic Protection Services

     CPS manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. In October 1994, the Company acquired 75% of CPS. The acquisition was treated as a purchase for accounting purposes which resulted in goodwill of approximately $3.8 million. The goodwill is being amortized over a 20 year period. The minority interest owner may increase their ownership at the end of five years if certain financial goals are met. At that time, the Company has the election to retain a majority ownership in CPS. The operating results from CPS have been included in the consolidated operating results since the date of acquisition. The proforma effect of this acquisition as though it had been acquired at the beginning of each of the periods presented is not material to the operating results of the Company.

Aviation Services

     During 1993, in conjunction with the restructuring of its investment in HHII, the Company acquired the remaining 50% of Heli-Lift, Inc., an Alaskan helicopter company, and consolidated the results of this company. The Company's 1993 results included revenues of approximately $4.5 million and net income before provision for income taxes of $1.2 million related to Heli-Lift, Inc.

F--OPERATING LEASES

     The Company has non-cancellable operating leases in connection with the lease of certain equipment, land, and facilities. Rental expense incurred under these leases was $2,195,000 in 1995; $1,741,000 in 1994; and $1,886,000 in
1993. As of June 30, 1995, aggregate future payments under non-cancellable operating leases are as follows: 1996--$2,415,000; 1997--$1,289,000; 1998--
$1,276,000; 1999--$416,000; 2000--$185,000; and thereafter $585,000.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

G--INCOME TAXES

     The amounts of deferred tax assets and liabilities are as follows (thousands of dollars):

                                                June 30,        June 30,
                                                  1995            1994
                                                --------        --------
Deferred tax assets.........................    $  3,241        $  2,729
Deferred tax liabilities....................     (21,271)        (20,709)
                                                ------------------------
Net, deferred tax liability.................    $(18,030)       $(17,980)
                                                ========================

     The components of and changes in the net deferred taxes are as follows (thousands of dollars):

                                                                                 Addition
                                June 30,    Deferred    June 30,    Deferred       for        June 30,
                                 1993       (Expense)    1994       (Expense)   Acquisition    1995
                                --------    ---------   --------    ---------   -----------   --------
Deferred Tax Asset:
Excess of book expenses over
 tax expenses................   $  2,843    $  (343)    $  2,500    $  (308)      $1,049      $  3,241
Credit carryforwards.........        961       (732)         229       (229)          --            --
                                ----------------------------------------------------------------------
Deferred tax assets..........      3,804     (1,075)       2,729       (537)       1,049         3,241
Deferred Tax Liabilities:
Excess of tax over book
 depreciation................    (13,347)    (2,224)     (15,571)      (969)          22       (16,518)
Other tax expenses in excess
 of book expenses............     (3,522)    (1,616)      (5,138)       385           --        (4,753)
                                ----------------------------------------------------------------------
Deferred tax liabilities.....    (16,869)    (3,840)     (20,709)      (584)          22       (21,271)
                                ----------------------------------------------------------------------
Net deferred tax liabilities.   $(13,065)   $(4,915)    $(17,980)   $(1,121)      $1,071      $(18,030)
                                ======================================================================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     Income before provision for income taxes for the years ended June 30 was as follows (thousands of dollars):

                                          1995        1994        1993
                                         ------      ------      ------
Domestic...............................  $15,140     $15,497     $11,342
Foreign................................   10,256       8,128      10,110
                                         -------------------------------
  Total................................  $25,396     $23,625     $21,452
                                         ===============================

     The provision for income taxes for each of the three years ended June 30, 1995 consisted of the following (thousands of dollars):

                                           For the year ended June 30,
                                         ------------------------------
                                          1995        1994        1993
                                         ------      ------      ------
Current................................  $6,240      $1,463      $1,710
Deferred...............................   1,121       4,915       3,699
                                         ------------------------------
  Total................................  $7,361      $6,378      $5,409
                                         ==============================

     A reconciliation of Federal statutory and effective income tax rates is shown below:

                                           For the year ended June 30,
                                         -------------------------------
                                          1995         1994        1993
                                         ------       ------      ------
Statutory rate.........................    35%          35%         34%
Utilization of investment tax credits..     0%           0%        (5)%
Utilization of foreign tax credits.....   (7)%         (4)%        (4)%
Additional taxes on foreign source
 income................................     3%           1%          1%
Foreign source income not taxable......   (4)%           0%          0%
Utilization of foreign net operating
 losses................................     0%         (5)%          0%
State taxes provided...................     3%           2%          2%
Other, net.............................   (1)%         (2)%        (3)%
                                          ----------------------------
Effective tax rate.....................    29%          27%         25%
                                          ============================

     Federal Income Tax returns of the Company and subsidiaries have been settled through 1990. In addition, Federal Income Tax returns of the Company and subsidiaries have been examined through 1994. The Company does not expect any significant net unfavorable adjustment as a result of this examination.

     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $18.8 million at June 30, 1995. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     Income taxes paid during 1995, 1994, and 1993 were $3,843,000; $3,097,000;
and $3,301,000, respectively.

H--EMPLOYEE BENEFIT PLANS

     Savings and Retirement Plans--

     The Company currently has four defined contribution plans which cover substantially all employees.

     The Offshore Logistics, Inc. Employee Savings and Retirement Plan ("OLOG Plan") covers Corporate and Aviation Division employees, except for those
covered under the Alaska Plan.   Under the OLOG Plan, the Company matches each
participant's contributions up to 3% of the employee's compensation. In addition, if net income exceeds 10% of stockholders' investment at the beginning of the year, the Company contributes funds to acquire Company Stock up to an additional 3% of the employee's compensation, subject to a scheduled vesting period.

     The Air Logistics of Alaska, Inc. Cash or Deferred Profit Sharing Plan and Trust ("Alaska Plan") covers Aviation Division employees working in the State of Alaska. Under the Alaska Plan, the Company matches each participant's contributions up to 4% of the employee's compensation.

     The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible GPM employees. The Company matches 25% of each participant's contributions up to 6% of the employee's compensation.

     CPS is a participant in the Curran Companies 401(k) Plan which covers eligible CPS employees. The Company matches 50% of each participant's contributions up to 3% of the employee's compensation.

     The Company's contributions to the four plans were $1,102,000; $952,000; and $821,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

     Incentive and Stock Option Plans--

     Under the 1994 Long-Term Management Incentive Plan ("1994 Plan"), a total of 900,000 shares of Common Stock, or cash equivalents of Common Stock, are available for awards to officers and key employees. Awards granted under the 1994 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant, and expire no more than ten years after the date of grant. Incentive stock option prices are determined by the Board and cannot be less than fair market value at date of grant. Non-qualified stock option prices cannot be less than 50% of the fair market value at date of grant.

     The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The amount of bonuses related to this plan were $407,000 and $518,000 for the years ended June 30, 1995 and 1994, respectively.

     The 1991 Non-qualified Stock Option Plan for Non-employee Directors ("1991 Plan") provides for 200,000 shares of Common Stock to be reserved for issuance pursuant to such plan. As of the date of each annual meeting each non-employee director, who meets certain attendance criteria, will automatically be granted an option to purchase 2,000 shares of the Company's Common Stock. The exercise price of the options granted shall be equal to the fair market value of the Common Stock on the date of grant and are exercisable not earlier than six months after the date of grant.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     The Company also has in effect two other stock option plans under which options to purchase the Company's Common Stock have been issued to employees. Since approval of the 1994 Plan and the Annual Plan, no further grants or awards under these two stock option plans can be made. Options were granted at fair market value and expire ten years after date of grant.

     A summary of stock option transactions for all of the Company's stock option plans are as follows:

                                               Number of       Option Price
                                                Shares          Per Share
                                               ---------       ------------
Outstanding -- June 30, 1993................     646,500       $1.00-$11.625
Granted.....................................     125,000
Exercised...................................     (50,000)
                                                 -------
Outstanding -- June 30, 1994................     721,500       $1.00-$15.4375
Granted.....................................     244,391
Exercised...................................     (83,031)
Expired or Cancelled........................     (19,900)
                                                 -------
Outstanding -- June 30, 1995................     862,960       $1.00-$15.4375
                                                 =======

     As of June 30, 1995 and 1994, 699,960 and 556,500, respectively, options were exercisable at prices ranging from $1.00 to $15.4375 per share. Under the Company's stock option plans there were 1,796,000 shares of Common Stock reserved for issue at June 30, 1995.

     In December 1990, the SFAS No. 106 -- "Employers' Accounting for Post Retirement Benefits Other Than Pensions" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1994. The Company presently offers no post retirement benefits which would be required to be recorded by the Statement.

     In November 1992, the SFAS No. 112 -- "Accounting for Post Employment Benefits" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1995. The Company presently offers no post employment benefits which would be required to be recorded by the Statement.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

I--SEGMENT INFORMATION

     The Company operates principally in three business segments: Aviation Services, GPM, and CPS. The Company's Aviation Division, Air Logistics, is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel, and medical support services to the domestic and international oil and gas industry. CPS manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. The following shows industry segment information for the year ended June 30, 1995 (in thousands):

Operating Revenues:(1)
  Aviation Services....................          $ 85,526
  GPM..................................            32,810
  CPS..................................            25,309
                                                 --------
    Total..............................          $143,645
                                                 ========
Operating Profit (Loss):
  Aviation Services....................          $ 24,079
  GPM..................................               223
  CPS..................................            (1,330)
                                                 --------
    Total segment operating profit.....          $ 22,972

Corporate overhead.....................            (3,695)
Earnings from unconsolidated entities..             4,050
Interest income, net...................             2,069
                                                 --------
Pretax income..........................          $ 25,396
                                                 ========

                                                   Depreciation
                                  Capital              and         Identifiable
                               Expenditures        Amortization       Assets
                               ------------        ------------    ------------
Aviation Services............     $2,609               $7,357        $152,150
GPM..........................        198                1,727          30,529
CPS..........................        401                  470          17,640
Corporate....................         --                  116          29,032
                                  -------------------------------------------
  Total......................     $3,208               $9,670        $229,351
                                  ===========================================

     All of the Company's operating revenues and operating profits for each of the years ended June 30, 1994 and 1993 were from Aviation Services.

(1)  Net of Inter-Segment revenues of $4,764,000.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     Segment information by geographic areas for the years ended June 30, 1995, 1994, and 1993 is as follows (thousands of dollars):

                                      United States    Foreign    Consolidated
                                      -------------    -------    ------------
1995
Operating revenue.................      $129,340       $14,305      $143,645
                                        ====================================
Operating profit..................      $ 18,551       $ 4,421      $ 22,972
  Earnings from unconsolidated
   entities.......................                                     4,050
  Corporate overhead..............                                    (3,695)
  Interest income, net............                                     2,069
                                                                    --------
  Pre-tax income..................                                  $ 25,396
                                                                    ========
Identifiable assets at June 30....      $176,878       $52,473      $229,351
                                        ====================================
1994
Operating revenue.................      $ 75,240       $16,426      $ 91,666
                                        ====================================
Operating profit..................      $ 19,383       $ 5,242      $ 24,625
  Earnings from unconsolidated
   entities.......................                                     2,020
  Corporate overhead..............                                    (3,653)
  Interest income, net............                                       633
                                                                    --------
  Pre-tax income..................                                  $ 23,625
                                                                    ========
Identifiable assets at June 30....      $121,350       $52,895      $174,245
                                        ====================================
1993
Operating revenue.................      $ 60,916       $19,285      $ 80,201
                                        ====================================
Operating profit..................      $ 15,804       $ 6,817      $ 22,621
  Earnings from unconsolidated
   entities.......................                                     2,247
  Corporate overhead..............                                    (3,358)
  Interest income (expense), net..                                       (58)
                                                                    --------
  Pre-tax income..................                                  $ 21,452
                                                                    ========
Identifiable assets at June 30....      $117,299       $46,932      $164,231
                                        ====================================

          During 1995, 1994, and 1993, the Company conducted operations in approximately ten foreign countries as well as in the United States. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. Identifiable assets in 1995, 1994, or 1993 attributable to operations in any one foreign country or any single customer were not "significant" as defined in SFAS No. 14. The Company earned revenues totaling $11,964,000 from one customer in 1994. Revenue earned from any single
customer did not exceed 10% of total revenues during 1995 or 1993.   United
States registered equipment is chartered to foreign subsidiaries from time to time at rates sufficient to cover costs plus a reasonable return. These revenues ($7,118,000 in 1995; $5,630,000 in 1994; and $7,400,000 in 1993) have been eliminated in the amounts shown above.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

J--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                Quarter Ended
                               ----------------------------------------------
                               Sep. 30      Dec. 31      Mar. 31      June 30
                               -------      -------      -------      -------
                               (thousands of dollars, except per share amounts)
1995
Revenue......................  $26,225      $41,695      $36,514      $39,797
Gross profit.................    7,691        8,127        6,421        7,734
Net income...................    5,018        5,220        3,880        4,332
Earnings per common share....     0.28         0.27         0.20         0.22

1994
Revenue......................  $21,976      $23,032      $25,794      $23,882
Gross profit.................    7,152        6,657        7,527        6,212
Net income...................    4,427        4,100        4,805        3,915
Earnings per common share....     0.25         0.23         0.27         0.22

1993
Revenue......................  $20,191      $19,291      $20,410      $21,984
Gross profit.................    6,337        5,824        5,201        7,362
Income before extraordinary
 item........................    4,225        3,689        3,180        4,949
Earnings per common share
 before extraordinary item...     0.24         0.21         0.18         0.28
Net income...................    4,225        3,689        4,193        4,949
Earnings per common share....     0.24         0.21         0.24         0.28

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     There is incorporated by reference herein the information under the caption "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 6, 1995.

ITEM 11. Executive Compensation

     There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 6, 1995.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference herein the information under the captions "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 6, 1995.

ITEM 13. Certain Relationships and Related Transactions

     There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 6, 1995.


                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements--
        Report of Independent Public Accountants
        Consolidated Balance Sheet--June 30, 1995 and 1994
        Consolidated Statement of Income for the three years ended June 30, 1995 Consolidated Statement of Stockholders' Investment for the three years ended June 30, 1995
        Consolidated Statement of Cash Flows for the three years ended
         June 30, 1995
        Notes to Consolidated Financial Statements


     All schedules have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

                                                              Incorporated by
                                                               Reference to
                                                              Registration or       Form or                     Exhibit
                  Exhibits                                      File Number         Report           Date        Number
                  --------                                    ---------------       ------           ----       -------
(3)  Articles of Incorporation and By-Laws
     (1)  Delaware Certificate                                    0-5232             10-K          Jun 1989       3(10)
           of Incorporation
     (2)  Agreement and Plan of Merger                            0-5232             10-K          Jun 1989       3(11)
           dated December 29, 1987
     (3)  Certificate of Merger dated                             0-5232             10-K          Jun 1990       3(3)
           December 29, 1987
     (4)  Certificate of Correction of                            0-5232             10-K          Jun 1990       3(4)
           Certificate of Merger dated
           January 20, 1988
     (5)  Certificate of Amendment of Certificate                 0-5232             10-K          Jun 1990       3(5)
           of Incorporation dated November 30, 1989
     (6)  Certificate of Amendment of                             0-5232              8-K          Dec 1992       3
           Certificate of Incorporation dated
           December 9, 1992
     (7)  By-Laws                                                 0-5232             10-K          Jun 1989       3(14)

(10) Material Contracts
     (1)  1978 Stock Option and Stock Appreciation               33-14800             S-8          Jun 1987       4(a)
           Rights Plan, as amended*
     (2)  Employee Incentive Award Plan*                          0-5232             10-K          Jun 1981      10(5)
     (3)  Executive Severance Agreement, similar                  0-5232             10-K          Jun 1989      10(12)
           contract omitted pursuant to Instruction 2
           to Item 601 of Regulation S-K*



                                                              Incorporated by
                                                               Reference to
                                                              Registration or       Form or                     Exhibit
                  Exhibits                                      File Number         Report           Date        Number
                  --------                                    ---------------       ------           ----       -------
(10) (4)  Sales Agreement dated as of                             0-5232             10-K          Jun 1984       10(31)
           May 30, 1984
     (5)  Helicopter Lease dated as of                            0-5232             10-K          Jun 1984       10(32)
           May 30, 1984
     (6)  Standstill Agreement (and Exhibits), as                 0-5232             10-K          Jun 1987       10(35)
           amended and restated
     (7)  Executive Welfare Benefit Agreement,                   33-9596             S-4           Dec 1986       10(ww)
           similar agreement omitted pursuant to
           Instruction 2 to Item 601 of Regulation S-K*
     (8)  Executive Welfare Benefit Agreement, similar           33-9596             S-4           Dec 1986       10(xx)
           agreements are omitted pursuant to Instruction
           2 to Item 601 of Regulation S-K*
     (9)  Purchase Agreement with respect to 11.85%               0-5232             10-K          Jun 1989       10(48)
           Senior Secured Notes
     (10) Offshore Logistics, Inc. 1989 Incentive Plan*          33-50448            S-8           Aug 1992        4.1
     (11) Asset Purchase Agreement with Gulf Applied              0-5232             8-K           Oct 1990        2
           Technologies, Inc.
     (12) Agreement with UTF-SA-1, Inc. dated                     0-5232             10-K          Jun 1991       10(20)
           April 9, 1991
     (13) Offshore Logistics, Inc. 1991 Non-qualified            33-50946            S-8           Aug 1992        4.1
           Stock Option Plan for Non-employee Directors*
     (14) Agreement and Plan of Merger dated as of               33-79968            S-4           Aug 1994        2(1)
           June 1, 1994, as amended
     (15) Shareholders Agreement dated as of June 1, 1994        33-79968            S-4           Aug 1994        2(2)
     (16) Proposed Form of Non-competition Agreement with        33-79968            S-4           Aug 1994        2(3)
           Individual Shareholders
     (17) Proposed Form of Joint Venture Agreement               33-79968            S-4           Aug 1994        2(4)
     (18) Grasso Corporation 1990 Long-Term Incentive Plan*      33-85670            S-8           Oct 1994        14
     (19) Offshore Logistics, Inc. 1994 Long-Term                33-87450            S-8           Dec 1994        84
           Management Incentive Plan*
     (20) Offshore Logistics, Inc. Annual Incentive
           Compensation Plan*

     * Compensatory Plan or Arrangement


     Agreements with respect to certain of the Company's long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

(21) Subsidiaries of the registrant.

(23) Consent of Independent Public Accountants.

(27) Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OFFSHORE LOGISTICS, INC.

                                          /s/ George M. Small
                                    By: _________________________________
                                              George M. Small
                                       Vice President -- Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


September 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James B. Clement
_____________________       Chairman of the Board,      September 28, 1995
    James B. Clement       President, Chief Executive
                             Officer, and Director

/s/ Louis F. Crane
_____________________              Director             September 28, 1995
    Louis F. Crane

/s/  David S. Foster
_____________________              Director             September 28, 1995
    David S. Foster

/s/  David M. Johnson
_____________________              Director             September 28, 1995
  David M. Johnson

/s/  Kenneth M. Jones
_____________________              Director             September 28, 1995
  Kenneth M. Jones


_____________________              Director             September   , 1995
Homer L. Luther, Jr.

/s/ Harry C. Sager
_____________________              Director             September 28, 1995
   Harry C. Sager

/s/ George M. Small
_____________________       Vice President, Chief       September 28, 1995
   George M. Small      Financial Officer, and Director

/s/  Howard Wolf
_____________________              Director             September 28, 1995
     Howard Wolf


