Form 10-Q
period 1995-09-30
OFFSHORE LOGISTICS INC
filed 1995-11-14
CIK 73887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

          [X]    Quarterly Report Pursuant to  Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995

          [ ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period                  to
                         Commission File Number 0-5232

                            Offshore Logistics, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                              72-0679819
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

             224 Rue de Jean
        P. O. Box 5C, Lafayette, LA                       70505
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (318)233-1221


   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]     No    [ ]

Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1995.


               19,482,260 shares of Common Stock, $.01 par value

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (thousands of dollars, except per share amounts)


                                                        Three Months Ended
                                                           September 30,
                                                   --------------------------
                                                        1995          1994
                                                   -----------   ------------
GROSS REVENUE
Operating revenue                                  $    38,991   $    26,222
Gain (loss) on disposal of equipment                      (224)            3
                                                   -----------   -----------
                                                        38,767        26,225

OPERATING EXPENSES
Direct cost                                             29,872        16,505
Depreciation and amortization                            2,153         2,029
General and administration                               3,100         1,748
                                                   -----------   -----------
                                                        35,125        20,282
                                                   -----------   -----------
OPERATING INCOME                                         3,642         5,943
Earnings from unconsolidated entities                      625           625
Interest income                                          1,001           699
Interest expense                                           208           177
                                                   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 5,060         7,090
Provision for income taxes                               1,472         2,072
(Income) loss of minority interest                          71            --
                                                   -----------   -----------
NET INCOME                                         $     3,659   $     5,018
                                                   ===========   ===========
Earnings per common share and common
 equivalent share                                  $      0.19   $      0.28
                                                   ===========   ===========
Common shares and common equivalent shares
 outstanding                                        19,766,027    18,209,481
                                                   ===========   ===========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)


                                                    September 30,     June 30,
                                                         1995           1995
                                                    -------------  ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $ 51,608       $ 47,973
Investment in marketable securities                      19,972         19,978
Accounts receivable                                      29,725         29,756
Inventories                                              27,477         26,710
Prepaid expenses                                          1,207            524
                                                       --------       --------
  Total current assets                                  129,989        124,941
Investments in unconsolidated entities                    8,823          8,829
Property and equipment--at cost:
Land and buildings                                        2,977          2,868
Aircraft and equipment                                  125,133        125,393
                                                       --------       --------
                                                        128,110        128,261
Less: accumulated depreciation and amortization         (59,560)       (58,558)
                                                       --------       --------
                                                         68,550         69,703
Other assets, primarily goodwill                         25,689         25,878
                                                       --------       --------
                                                       $233,051       $229,351
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Accounts payable                                       $  5,568       $  4,647
Accrued liabilities                                      11,013         11,633
Current maturities of long-term debt                      2,000          2,000
                                                       --------       --------
  Total current liabilities                              18,581         18,280
Long-term debt--less current maturities                   5,750          5,600
Deferred credits                                          1,875          2,500
Deferred taxes                                           18,132         18,030
Minority interest                                         1,019          1,090

STOCKHOLDERS' INVESTMENT:
Common Stock, $.01 par value, authorized
 35,000,000 shares; outstanding 19,482,260
 and 19,442,114 at September 30 and June 30,
 respectively (exclusive of 517,550 treasury
 shares)                                                    195            194
Paid in capital                                          95,562         95,379
Retained earnings                                        91,937         88,278
                                                       --------       --------
                                                        187,694        183,851
                                                       --------       --------
                                                       $233,051       $229,351
                                                       ========       ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (thousands of dollars)


                                                        Three Months Ended
                                                           September 30,
                                                   --------------------------
                                                       1995          1994
                                                   -----------   ------------
Cash flows from operating activities:
  Net income                                         $  3,659      $  5,018
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         2,153         2,029
  Increase in deferred taxes                              102           169
  (Gain) loss on asset dispositions                       224            (3)
  Minority interest in earnings                           (71)           --
  Decrease in accounts receivable                          31           271
  (Increase) Decrease in inventories                     (361)          487
  Increase in prepaid expenses and other                 (828)         (310)
  Increase in accounts payable                            921           222
  Increase (Decrease) in accrued liabilities             (620)          684
  Decrease in deferred credits                           (625)         (625)
                                                     --------      --------
Net cash provided by operating activities               4,585         7,942
                                                     --------      --------
Cash flows from investing activities:
Capital expenditures                                   (1,349)         (175)
Proceeds from asset dispositions                           65             6
Acquisitions, net of cash received                         --          (497)
                                                     --------      --------
Net cash used in investing activities                  (1,284)         (666)
                                                     --------      --------
Cash flows from financing activities:
  Repayment of debt                                        --           (11)
  Proceeds from borrowings                                150            --
  Issuance of common stock                                184         1,692
                                                     --------      --------
Net cash provided by financing activities                 334         1,681

Net increase in cash                                    3,635         8,957
Cash and cash equivalents at beginning of year         47,973        27,225
                                                     --------      --------
Cash and cash equivalents at end of quarter          $ 51,608      $ 36,182
                                                     ========      ========
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                           $    138      $    170
  Income taxes                                          1,047            26


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE B - PRODUCTION MANAGEMENT SERVICES

The Company expanded its operations in July 1992 to include production management services. During fiscal 1993 and until October 29, 1993, the Company owned 50% of Seahawk Services, Ltd. ("Seahawk"), a company which provided platform and production management services, offshore medical support services, and temporary personnel to the oil and gas industry. On October 29, 1993, the Company further expanded its interest in production management services when the Company exchanged its 50% investment in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management services business.

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

The following summarized income statement data reflects the impact the GPM merger would have had on the Company's results of operations had the transaction taken place on July 1, 1994:

                                              Proforma Results for the
                                       Three  Months Ended September 30, 1994
                                       --------------------------------------
Gross revenue                                             $34,860
                                                          =======

Net income                                                $ 4,546
                                                          =======

Earnings per common share and common equivalent share     $   .23
                                                          =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A summary of operating results for the applicable periods is as follows:

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                 1995       1994
                                               -------     ------
Gross revenue                                  $38,767     $26,225
Operating expenses                              35,125      20,282
                                               -------     -------
Operating income                                 3,642       5,943
Earnings from unconsolidated entities              625         625
Interest income                                  1,001         699
Interest expense                                   208         177
                                               -------     -------
Income before provision for income taxes         5,060       7,090

Provision form income taxes                      1,472       2,072
(Income) loss of minority interest                  71          --
                                               -------     -------
Net income                                     $ 3,659     $ 5,018
                                               =======     =======

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated operating revenues for the three months ended September 30, 1995 were $39.0 million compared to $26.2 million for the prior year. Consolidated operating expenses for the three months ended September 30, 1995 and 1994 were $35.1 million and $20.3 million, respectively. These increases are primarily attributable to the acquisition of GPM and CPS during the fiscal year ended June 30, 1995.

HELICOPTER SERVICES

Flight hours and operating revenues for helicopter services during the three months ended September 30, 1995 were 27,600, and $21.7 million, respectively, a 12% decrease compared to the same period in the prior year. Operating expenses for helicopter services were $17.1 million during the three months ended September 30, 1995, a 4% decrease from the prior year. Gross margin for total helicopter services was 21% for the three months ended September 30, 1995. The decrease in gross margin from the prior year of 28% is primarily related to Gulf of Mexico operations discussed below.

Gulf of Mexico flight activity was down 3,300 hours and operating revenues were down $1.8 million compared to the same period in the prior year. Reduced activity levels during the first quarter 1996 by several large customers was the primary factor in reduced flight hours. Operating expenses for the Gulf of Mexico were $15.5 during the three months ended September 30, 1995, relatively unchanged from the prior year.

Alaska flight activity, revenues, and expenses are down approximately 30% compared to the prior year as a result of decreased activity from Alaska's major customer. Operating income from Alaska operations were relatively unchanged.

International flight hours were approximately 3,700 and operating revenues were $3.3 million. The overall change in International activity was not significant compared to the prior year. Several new International contracts started late during the September quarter and early in the December quarter which should have a positive impact on future International operations.

PRODUCTION MANAGEMENT SERVICES

Operating revenues and operating expenses from GPM were approximately $8.7 million and $8.4 million, respectively, for the three months ended September 30, 1995. Prior year operating revenues and operating expenses from GPM, for the period from acquisition (September 16, 1994) to September 30, 1994, were $1.9 million and $1.9 million, respectively. Gross margin for GPM was 3% for the three months ended September 30, 1995, which reflects improvement over prior year breakeven operations.

CATHODIC PROTECTION SERVICES

In October 1994, the Company acquired 75% of CPS, as such there were no operations for the first quarter in the prior year. The proforma effect of this acquisition as though it had been acquired at the beginning of fiscal year ended 1995 was not material to the operating results of the Company.

Operating revenues and operating expenses from CPS were approximately $9.8 million and $9.9 million, respectively for the three months ended September 30, 1995. CPS generated a $0.1 million operating loss during the quarter. The operating loss related primarily to CPS's international operations. Domestic operations were profitable during the three months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents (including marketable securities) were $71.6 million as of September 30, 1995, a $3.6 million increase from fiscal year end 1995. Total debt was $7.8 million as of September 30, 1995.

As of September 30, 1995, the Company had $10 million of credit available under an unsecured working capital line of credit from a bank. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

The effective income tax rates from continuing operations were 29% for the three months ended September 30, 1995 and 1994, and is based on the Company's projected effective tax rate for the fiscal year then ended.

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

     Exhibit 11
       Computation of Earnings Per Share

     Exhibit 27
       Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

                                      DATE:   November 14, 1995



                                      BY:  /s/ George M. Small
                                         ---------------------------
                                         GEORGE M. SMALL
                                         Vice President
                                         Chief Financial Officer

                                      DATE:   November 14, 1995