Form 10-Q
period 1995-12-31
OFFSHORE LOGISTICS INC
filed 1996-02-09
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  Form 10-Q

         / x / Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1995

           /   / Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                  For the transition period _____ to ______

                         Commission File Number 0-5232

                            Offshore Logistics, Inc.
----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Delaware                                   72-0679819
-------------------------------------           ----------------------------
   (State or other jurisdiction of                (IRS Employer ID Number)
    incorporation or organization)

           224 Rue de Jean
   P. O. Box 5C, Lafayette, LA                             70505
-------------------------------------           ----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     318-233-1221
                                                   -------------------------

----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   / x /         No  /   /

Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 1995.

              19,487,535 shares of Common Stock, $.01 par value
---------------------------------------------------------------------------




                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Income
               (thousands of dollars, except per share amounts)

                                 Three Months Ended       Six Months Ended
                                    December 31,             December 31,
                                 ------------------       ----------------
                                 1995         1994        1995        1994
                                 -----        -----       -----       -----
GROSS REVENUE
Operating revenue             $  39,878    $  41,519   $  78,869   $  67,741
Gain (loss) on disposal of
  equipment                          66          176        (158)        179
                              ---------    ---------   ---------   ---------
                                 39,944       41,695      78,711      67,920

OPERATING EXPENSES
Direct cost                      31,608       30,962      61,480      47,467
Depreciation and amortization     2,184        2,606       4,337       4,635
General and administration        3,152        2,872       6,252       4,620
                              ---------    ---------   ---------   ---------
                                 36,944       36,440      72,069      56,722
                              ---------    ---------   ---------   ---------
OPERATING INCOME                  3,000        5,255       6,642      11,198
Earnings from unconsolidated
  entities                        1,109        1,775       1,734       2,400
Interest income                   1,050          609       2,051       1,308
Interest expense                    192          268         400         445
                              ---------    ---------   ---------   ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                      4,967        7,371      10,027      14,461
Provision for income taxes        1,436        2,138       2,908       4,210
(Income) Loss of minority
  interest                          (75)         (13)         (4)        (13)
                              ---------    ---------   ---------   ---------
NET INCOME                    $   3,456    $   5,220   $   7,115   $  10,238
                              =========    =========   =========   =========

Earnings per common share and
common equivalent share       $    0.18    $    0.27   $    0.36   $    0.54
                              =========    =========   =========   =========

Common share and common
equivalent shares outstanding 19,728,422   19,644,684  19,748,084  18,927,082
                              ==========   ==========  ==========  ==========



                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                           (thousands of dollars)

                                                      December 31, June 30,
                                                         1995        1995
                                                      ------------ --------
ASSETS
Current Assets:
Cash and cash equivalents                             $  52,637   $  47,973
Investment in marketable securities                      19,960      19,978
Accounts receivable                                      30,201      29,756
Inventories                                              28,001      26,710
Prepaid expenses                                          1,167         524
                                                      ---------   ---------
    Total current assets                                131,966     124,941
Investments in unconsolidated entities                    8,811       8,829
Property and equipment - at cost:
Land and buildings                                        2,977       2,868
Aircraft and equipment                                  128,384     125,393
                                                      ---------   ---------
                                                        131,361     128,261
Less: accumulated depreciation and amortization         (61,391)    (58,558)
                                                      ---------   ---------
                                                         69,970      69,703
Other assets, primarily goodwill                         25,220      25,878
                                                      ---------   ---------
                                                      $ 235,967   $ 229,351
                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable                                      $   6,784   $   4,647
Accrued liabilities                                       9,218      11,633
Current maturities of long-term debt                      6,850       2,000
                                                      ---------   ---------
    Total current liabilities                            22,852      18,280
Long-term debt - less current maturities                    900       5,600
Deferred credits                                          1,250       2,500
Deferred taxes                                           18,458      18,030
Minority interest                                         1,094       1,090
STOCKHOLDERS' INVESTMENT:
Common Stock, $.01 par value, authorized  35,000,000
   shares; outstanding 19,487,535 and 19,442,114 at
   December 31 and June 30, respectively (exclusive of
   517,550 treasury shares)                                 195         194
Paid in capital                                          95,825      95,379
Retained earnings                                        95,393      88,278
                                                      ---------   ---------
                                                        191,413     183,851
                                                      ---------   ---------
                                                      $ 235,967   $ 229,351
                                                      =========   =========




                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                           (thousands of dollars)

                                                           Six Months Ended
                                                              December 31,
                                                           ----------------
                                                           1995        1994
                                                           ----        ----
Cash flows from operating activities:
  Net income                                             $  7,115   $  10,238
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                             4,337       4,635
  Increase in deferred taxes                                  428         959
  Loss (Gain) on asset dispositions                           158        (179)
  Equity in earnings from unconsolidated entities
     (over) under dividends received                            0         (41)
  Minority interest in earnings                                 4          13
  Decrease (Increase) in accounts receivable                 (445)      2,653
  Increase in inventories                                    (885)       (140)
  Increase in prepaid expenses and other                     (681)        (70)
  Increase in accounts payable                              2,137         861
  Decrease in accrued liabilities                          (2,429)     (1,857)
  Decrease in deferred credits                             (1,250)     (1,250)
                                                         --------   ---------
Net cash provided by operating activities                   8,489      15,822
                                                         --------   ---------
Cash flows from investing activities:
  Capital expenditures                                     (4,608)     (1,038)
  Proceeds from assets dispositions                           150         277
  Investment in marketable securities                     (11,952)          0
  Proceeds from sale or maturity of marketable securities  11,988           0
  Acquisitions, net of cash received                            0      (8,153)
                                                         --------   ---------
Net cash used in investing activities                      (4,422)     (8,914)
                                                         --------   ---------
Cash flows from financing activities:
  Repayment of debt                                             0      (3,224)
  Proceeds from borrowings                                    150           0
  Issuance of common stock                                    447       1,776
                                                         --------   ---------
  Net cash provided by (used in) financing activities         597      (1,448)

Net increase in cash                                        4,664       5,460
Cash and cash equivalents at beginning of year             47,973      27,225
                                                         --------   ---------
Cash and cash equivalents at end of quarter              $ 52,637   $  32,685
                                                         ========   =========
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                               $    319   $     282
  Income taxes                                              4,148       2,641



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995

NOTE A -- Basis of Presentation
-------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE B -- Production Management Services
----------------------------------------
The Company expanded its operations in July 1992 to include production management services. During fiscal 1993 and until October 29, 1993, the Company owned 50% of Seahawk Services, Inc. ("Seahawk"), a company which provided platform and production management services, offshore medical support services, and temporary personnel to the oil and gas industry. On October 29, 1993, the Company further expanded its interest in production management services when the Company exchanged its 50% investment in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management service business.

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

The following summarized income statement data reflects the impact the GPM merger would have had on the Company's results of operations had the transactions taken place on July 1, 1994:

                                        Proforma Results for the
                                   Six Months Ended December 31, 1994
                                   ----------------------------------
     Gross revenue                                $76,555
                                                  =======

     Net income                                   $ 9,766
                                                  =======
     Earnings per common share and
       common equivalent share                    $   .50
                                                  =======



NOTE C -- Cathodic Protection Services
--------------------------------------
In October 1994, the Company acquired 75% of Cathodic Protection Services Company ("CPS"). CPS manufactures, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. The acquisition was treated as a purchase for accounting purposes which resulted in goodwill of approximately $3.8 million. The goodwill is being amortized over a 20 year period. The proforma effect of this acquisition as though it had been acquired at the beginning of fiscal 1995 is not material to the operating results of the Company.




                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A summary of operating results for the applicable periods is as follows:

                                 Three Months Ended    Six Months Ended
                                    December 31,          December 31,
                                 ------------------    ----------------
                                  1995       1994      1995      1994
                                  ----       ----      ----      ----
Gross revenue                   $39,944    $41,695   $78,711    $67,920
Operating expenses               36,944     36,440    72,069     56,722
                                -------    -------   -------    -------
Operating income                  3,000      5,255     6,642     11,198
Earnings from unconsolidated
  entities                        1,109      1,775     1,734      2,400
Interest income                   1,050        609     2,051      1,308
Interest expense                    192        268       400        445
                                -------    -------   -------    -------

Income before provision for
  income taxes                    4,967      7,371    10,027     14,461

Provision for income taxes        1,436      2,138     2,908      4,210
(Income) Loss of minority
  interest                          (75)       (13)       (4)       (13)
                                -------    -------   -------    -------

Net income                       $3,456     $5,220    $7,115    $10,238
                                =======    =======   =======    =======










Results of Operations
---------------------

Consolidated:

Consolidated operating revenues and expenses for the six months ended December 31, 1995 were $78.9 million and $72.1 million, respectively, an $11.1 million and $15.3 million increase from the prior year. The increase is primarily attributable to the consolidation of GPM and CPS during the prior year. Consolidated operating revenues and expenses for the three months ended December 31, 1995 were $39.9 million and $36.9 million, respectively, a $1.6 million decrease and $0.5 million increase compared to the prior year. Helicopter flight activity and GPM revenues decreased $0.8 million and $2.9 million respectively, offset by an increase in CPS revenues of $1.7 million. Operating expenses for helicopter services and CPS increased $1.6 million and $1.5 million, respectively, offset by a decrease in GPM expenses of $2.8 million.


Helicopter Services:

Total flight hours were approximately 26,400 and 54,000 for the three months and six months ended December 31, 1995, respectively, an 8% and 10% decrease compared to the same period in the prior year. Operating revenues from helicopter services were $22.1 million and $43.8 million for the three and six months ended December 31, 1995, respectively, a 4% and 8% decrease compared to the same period in the prior year. The decrease in flight activity and operating revenues is primarily related to activity in the Gulf of Mexico. Alaska activity has had some decrease compared to the prior year which is offset by an increase in International activity. Operating expenses for helicopter services were $18.8 million and $35.9 million for the three months and six months ended December 31, 1995, a 9% and 3% increase compared to the same period in the prior year.

Gulf of Mexico flight activity was down approximately 2,500 and 6,000 hours for the three months and six months ended December 31, 1995, respectively, an 11% and 12% decrease compared to the same period in the prior year. Operating revenues for the Gulf of Mexico were $18.7 million and $37.0 million for the three months and six months ended December 31, 1995, respectively, a decrease of approximately $0.7 million and $2.5 million, respectively, compared to the same period in the prior year. Significant reduction in activity levels by several of the Company's larger customers has caused this decrease in flight hours and operating revenues. Operating expenses for the Gulf of Mexico for the three months and six months ended December 31, 1995 were $16.9 million and $32.4 million, respectively, a $1.9 million increase compared to the same periods in the prior year. The increase in operating expenses is primarily attributable to increases in maintenance and repair expenditures. Due to the reductions in operating revenues and the increase in expenditures, gross margins from Gulf of Mexico operations were significantly below prior year. Gross margins, excluding asset dispositions, for the three months and six months ended December 31, 1995 were 9.6% and 12.3%, respectively. Prior year gross margins were 22.0% and 22.8%, respectively.

Alaska flight activity, revenues, and expenses for the three months and six months ended December 31, 1995 were down in comparison with the same periods in the prior year as a result of decreased activity from Alaska's major customer. Alaska operating revenue for the three months and six months ended December 31, 1995 were $1.5 million and $3.6 million, respectively. Alaska operating expenses for the same periods were $1.2 million and $2.5 million, respectively. Operating income from Alaska was $0.3 million and $1.1 million, for the three months and six months ended December 31, 1995, respectively, relatively unchanged from the prior year.

International activity has increased from the prior year. International flight hours for the three months and six months ended December 31, 1995 were approximately 4,500 hours and 8,200 hours, respectively, an 11% and 14% increase from the prior year. International operating revenues were $4.1 million and $7.4 million for the three months and six months ended December 31, 1995. International operating expenses for the same periods were $2.8 million and $5.0 million, respectively. International operating income was $1.3 million and $2.4 million, for the three months and six months ended December 31, 1995, respectively, relatively unchanged from the prior year.


Production Management Services:

Operating revenues from GPM were approximately $7.9 million and $16.6 million for the three months and six months ended December 31, 1995, respectively. Prior year operating revenues were $10.8 million and $12.8 million for the three months ended December 31, 1994 and for the period from consolidation (September 16, 1994) to December 31, 1994, respectively. The decrease in operating revenues for the three months ended December 31, 1995 compared to the prior year relates primarily to the concentration on pricing policies which temporarily reduced activity levels from GPM. Operating expenses from GPM were approximately $7.9 million and $16.4 million for the three months and six months ended December 31, 1995, respectively. Prior year operating expenses were $10.8 million and $12.7 million for the three months ended December 31, 1994 and for the period from consolidation (September 16, 1994) to December 31, 1994, respectively. Overall, GPM operations were break-even for current and prior year periods.


Cathodic Protection Services:

Operating revenues from CPS were approximately $10.8 million and $20.6 million for the three months and six months ended December 31, 1995, respectively. Prior year operating revenues were $9.1 million for the three months and six months ended December 31, 1994. The increase in operating revenues for the three months ended December 31, 1995 compared to the prior year relates primarily to increased sales effort and increased prices in certain raw materials sold. Operating expenses from CPS were approximately $10.4 million and $20.3 million for the three months and six months ended December 31, 1995, respectively. Prior year operating expenses were $8.9 million for the three months and six months ended December 31, 1994. CPS gross margins for the three months and six months ended December 31, 1995 were $0.4 million and $0.3 million, respectively.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents (including marketable securities) were $72.6 million as of December 31, 1995, a $4.6 million increase from fiscal year end 1995. Total debt was $7.8 million as of December 31, 1995. The increase in current maturities of long-term debt is due to the CPS revolving credit facility expiring in less than 12 months.

As of December 31, 1995, the Company had $10 million of credit available under an unsecured working capital line of credit from a bank. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

Subsequent to December 31, 1995, the Board of Directors authorized management of the Company to repurchase up to 1,000,000 shares of the Company's Common Stock when warranted by market conditions.

Subsequent to December 31, 1995, the Company adopted a Preferred Share Purchase Rights Plan designed to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control without paying all stockholders a fair price. Under the rights plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of Common Stock. Each Right will entitle its holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock, at an exercise price of $50.00. The Rights will be distributed to stockholders of record on February 29, 1996, and will trade with the Company's Common Stock until exercisable. The Rights extend for ten years and will expire on February 28, 2006.

The effective income tax rates from continuing operations were 29% for the six months ended December 31, 1995 and 1994, and is based on the Company's projected effective tax rate for the fiscal year then ended.

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


                                   PART II

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

(a)       The Annual meeting of Stockholders was held on December 6, 1995.

(c)       Matters voted on at the meeting included:

          1. For the election of directors, all nominees were approved. The results were as follows:

                   NOMINEE              FOR         WITHHELD
                  ---------            -----        --------
               James B. Clement      15,663,516        1,530
               Louis F. Crane        15,664,473          573
               David S. Foster       15,660,746        4,300
               David M. Johnson      15,664,526          520
               Kenneth M. Jones      15,665,026           20
               Homer L. Luther, Jr.  14,846,043      819,003
               Harry C. Sager        15,659,246        5,800
               George M. Small       15,664,111          935
               Howard Wolf           15,664,526          520

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a)       Listed below are the documents filed as exhibits to this report.

               Exhibit 11--
                  Computation of Earnings Per Share

               Exhibit 27--
                  Financial Data Schedule

(b)       No reports on Form 8-K were filed during the quarter ended
          December 31, 1995.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OFFSHORE LOGISTICS, INC.


                                   BY:     /s/ James B. Clement
                                        -----------------------------
                                           JAMES B. CLEMENT
                                           President
                                           Chief Executive Officer

                                   DATE:    February 9, 1996



                                   BY:     /s/ George M. Small
                                        -----------------------------
                                          GEORGE M. SMALL
                                          Vice President
                                          Chief Financial Officer

                                   DATE:   February 9, 1996


                                  EXHIBIT 11
                      Computation of Earnings Per Share

                              Three Months Ended         Six Months Ended
                                 December 31,               December 31,
                              ------------------         ----------------
                               1995        1994         1995        1994
                               -----       -----        -----       -----
PRIMARY:
Weighted average shares
  outstanding                19,487,534  19,316,826   19,469,989  18,574,587

Net effect of dilutive
  stocks warrants based on
  the Treasury Stock method
  using average market price     15,767      25,946       22,396      54,458

Net effect of dilutive
  stock options based on the
  Treasury Stock method
  using average market price    225,121     301,912      255,699     298,037
                             ----------  ----------   ----------  ----------
                             19,728,422  19,644,684   19,748,084  18,927,082
                             ==========  ==========   ==========  ==========
FULLY DILUTED:
Weighted average shares
  outstanding                19,487,534  19,316,826   19,469,989  18,574,587

Net effect of dilutive
  stock warrants based on
  the Treasury Stock method
  using end of period market
  price                          17,908      25,946       24,466      55,280

Net effect of dilutive
  stock options based on the
  Treasury Stock method
  using end of period market
  price                         231,346     301,912      264,911     300,827
                             ----------  ----------   ----------  ----------
                             19,736,788  19,644,684   19,759,366  18,930,694
                             ==========  ==========   ==========  ==========

                              (thousands of dollars, except per share data)

Net income                  $     3,456 $     5,220  $     7,115 $    10,238
                            =========== ===========  =========== ===========
Per share amount-Primary    $      0.18 $      0.27  $      0.36 $      0.54
                            =========== ===========  =========== ===========
Per share amount-Fully
  diluted                   $      0.18 $      0.27  $      0.36 $      0.54
                            =========== ===========  =========== ===========