Form 10-Q
period 1996-03-31
OFFSHORE LOGISTICS INC
filed 1996-05-15
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              Form 10-Q

    X       Quarterly Report Pursuant to  Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
            For the quarterly period ended March  31, 1996

            Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
               For the transition period           to

                   Commission File Number 0-5232

                     Offshore Logistics, Inc.
- ----------------------------------------------------------------------
       Exact name of registrant as specified in its charter)

           Delaware                           72-0679819
- --------------------------------  ------------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)

       224 Rue de Jean
 P. O. Box 5C, Lafayette, LA                    70505
- --------------------------------  ------------------------------------
    (Address of principal                     (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  318-233-1221

- ----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X           No
                          ---------          ---------
Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 1996.

            19,491,351 shares of Common Stock, $.01 par value
- ----------------------------------------------------------------------------



                     OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                         Consolidated Statement of Income
                 (thousands of dollars, except per share amounts)

                                Three Months Ended     Nine Months Ended
                                     March 31,              March 31,
                                ------------------     -----------------
                                 1996         1995      1996        1995
                                ------       ------    ------      ------
GROSS REVENUE
Operating revenue                $37,800     $36,352    $116,669   $104,093
Gain (loss) on disposal
  of equipment                        --         162        (158)       341
                                --------------------------------------------
                                  37,800      36,514     116,511    104,434

OPERATING EXPENSES
Direct cost                       28,472      27,359      89,952     74,826
Depreciation and amortization      2,474       2,734       6,811      7,369
General and administration         3,085       2,859       9,337      7,479
                                --------------------------------------------
                                  34,031      32,952     106,100     89,674
                                --------------------------------------------
OPERATING INCOME                   3,769       3,562      10,411     14,760
Earnings from unconsolidated
  entities                         1,221       1,025       2,955      3,425
Interest income                      966         727       3,017      2,035
Interest expense                     197         205         597        650
                                --------------------------------------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                   5,759       5,109      15,786     19,570
Provision for income taxes         1,670       1,480       4,578      5,690
(Income) Loss of minority
  interest                            22         251          18        238
                                --------------------------------------------
NET INCOME                        $4,111      $3,880     $11,226    $14,118
                                ============================================
Earnings per common share
and common equivalent share       $ 0.21      $ 0.20     $  0.57    $  0.74
                                ============================================
Common shares and common
equivalent shares outstanding 19,751,332  19,722,682  19,749,167 19,187,309
                              ==============================================


                     OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (thousands of dollars)

                                                 March 31,         June 30,
                                                    1996             1995
                                                 --------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $ 54,232        $ 47,973
Investment in marketable securities                19,963          19,978
Accounts receivable                                28,285          29,756
Inventories                                        27,693          26,710
Prepaid expenses                                    1,238             524
                                                 -------------------------
    Total current assets                          131,411         124,941
Investments in unconsolidated entities              8,801           8,829
Property and equipment - at cost:
Land and buildings                                  2,977           2,868
Aircraft and equipment                            135,814         125,393
                                                 -------------------------
                                                  138,791         128,261
Less: accumulated depreciation
and amortization                                  (63,516)        (58,558)
                                                 -------------------------
                                                   75,275          69,703
Other assets, primarily goodwill                   24,775          25,878
                                                 -------------------------
                                                 $240,262        $229,351
                                                 =========================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable                                 $  6,285        $  4,647
Accrued liabilities                                10,234          11,633
Current maturities of long-term debt                6,850           2,000
                                                 -------------------------
   Total current liabilities                       23,369          18,280
Long-term debt -- less current maturities             900           5,600
Deferred taxes                                     18,738          18,030
Deferred credits                                      625           2,500
Minority interest                                   1,072           1,090
STOCKHOLDERS' INVESTMENT:
Common Stock, $.01 par value, authorized
 35,000,000 shares; outstanding 19,491,351
 and 19,442,114 at March 31 and June 30,
 respectively (exclusive of 517,550
 treasury shares)                                     195             194
Additional paid in capital                         95,859          95,379
Retained earnings                                  99,504          88,278
                                                 -------------------------
                                                  195,558         183,851
                                                 -------------------------
                                                 $240,262        $229,351
                                                 =========================


                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                             (thousands of dollars)

                                                    Nine Months Ended
                                                         March 31,
                                                   -------------------
                                                   1996           1995
                                                  ------         ------
Cash flows from operating activities:
  Net income                                      $ 11,226      $ 14,118
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                      6,811         7,369
  Increase in deferred taxes                           708           490
  Loss (Gain) on asset dispositions                    158          (341)
  Equity in earnings from unconsolidated
   entities over dividends received                     --           (41)
  Minority interest in earnings                        (18)         (238)
  Decrease in accounts receivable                    1,471         3,459
  Increase in inventories                             (577)         (732)
  Decrease (Increase) in prepaid expenses
   and other                                          (648)           47
  Increase in accounts payable                       1,638           449
  Decrease in accrued liabilities                   (1,414)         (323)
  Decrease in deferred credits                      (1,875)       (1,875)
                                                  -----------------------
Net cash provided by operating activities           17,480        22,382
                                                  -----------------------
Cash flows from investing activities:
  Capital expenditures                             (12,039)       (3,076)
  Proceeds from asset dispositions                     151         2,216
  Investment in marketable securities              (11,952)           --
  Proceeds from sale or maturity of
   marketable securities                            11,988            --
  Acquisitions, net of cash received                    --        (8,231)
                                                  -----------------------
Net cash used in investing activities              (11,852)       (9,091)
                                                  -----------------------
Cash flows from financing activities:
  Proceeds from borrowings                             150            --
  Repayment of debt                                     --        (3,730)
  Issuance of common stock                             481         2,026
                                                  -----------------------
  Net cash provided by (used in)
   financing activities                                631        (1,704)

Net increase in cash                                 6,259        11,587
Cash and cash equivalents at beginning of year      47,973        27,225
                                                  -----------------------
Cash and cash equivalents at end of quarter       $ 54,232       $38,812
                                                  =======================
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                        $    570       $   611
  Income taxes                                       4,553         3,453


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual
Report on Form 10-K for the year ended June 30, 1995.

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

The following summarized income statement data reflects the impact the GPM merger would have had on the Company's results of operations had the transactions taken place on July 1, 1994:

                                Pro forma Results for the Nine Months
                                        Ended March 31, 1995
                                -------------------------------------

     Gross revenue                                $113,069
                                                  ========

     Net income                                   $ 13,646
                                                  ========

     Earnings per common share and
      common equivalent share                     $    .69
                                                  ========

NOTE C - Cathodic Protection Services

In October 1994, the Company acquired 75% of Cathodic Protection
Services Company ("CPS"). CPS manufactures, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. The acquisition was treated as a purchase for accounting purposes which resulted in goodwill of approximately $3.8 million. The goodwill is being amortized over a 20 year period. The pro forma effect of this acquisition as though it had been acquired at the beginning of fiscal 1995 is not material to the operating results of the Company.

NOTE D - Preferred Share Purchase Rights Plan

On February 9, 1996, the Company adopted a Preferred Share Purchase
Rights Plan designed to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control without paying all stockholders a fair price. Under the rights plan, the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of Common Stock. Under certain circumstances, each Right will entitle its holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock, at an exercise price of $50. The Rights were distributed to stockholders of record on February 29, 1996 and trade with the Company's Common Stock until exercisable. The Rights extend for ten years and will expire on February 28, 2006.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A summary of operating results for the applicable periods is as follows:

                                Three Months Ended      Nine Months Ended
                                     March 31,              March 31,
                                ------------------      -----------------
                                 1996        1995       1996        1995
                                ------      ------     ------      ------
Gross revenue                   $37,800     $36,514   $116,511     $104,434
Operating expenses               34,031      32,952    106,100       89,674
                                --------------------------------------------
Operating income                  3,769       3,562     10,411       14,760
Earnings from unconsolidated
  entities                        1,221       1,025      2,955        3,425
Interest income                     966         727      3,017        2,035
Interest expense                    197         205        597          650
                                --------------------------------------------
Income before provision for
  income taxes                    5,759       5,109     15,786       19,570

Provision for income taxes        1,670       1,480      4,578        5,690
(Income) Loss of minority
  interest                           22         251         18          238
                                --------------------------------------------
Net income                      $ 4,111     $ 3,880   $ 11,226     $ 14,118
                                ============================================



RESULTS OF OPERATIONS
- ---------------------

Consolidated --

Consolidated operating revenues and expenses for the nine months ended
March 31, 1996 were $116.7 million and $106.1 million, respectively, a $12.6 million and $16.4 million increase from the prior year. The increase is primarily attributable to the consolidation of GPM and CPS during the
prior year.   Consolidated operating revenues and expenses for the three months ended March 31, 1996 were $37.8 million and $34.0 million, respectively, a $1.4 million and $1.1 million increase compared to the prior
year.   Operating revenues for helicopter services and CPS increased $1.1 million and $2.9 million, respectively, offset by a decrease in GPM revenues of $3.0 million. Operating expenses for helicopter services and CPS increased $1.3 million and $1.9 million, respectively, offset by a decrease in GPM expenses of $2.7 million.

Helicopter Services --

Total flight hours were approximately 25,200 and 79,200 for the three months and nine months ended March 31, 1996, respectively, a 1% and 7% decrease compared to the same period in the prior year. Operating revenues from helicopter services were $22.0 million and $65.9 million for the three and nine months ended March 31, 1996, respectively, a 5% increase and 4% decrease compared to the same period in the prior year. The decrease in flight hours with the contrasting increase, or smaller decrease, in operating revenues is primarily due to a change in the mix of aircraft operating. Operating expenses for helicopter services were $17.2 million and $53.1 million for the three months and nine months ended
March 31, 1996, an 8% and 4% increase compared to the same period in the prior year.

Gulf of Mexico flight activity was down approximately 900 and 6,900 hours for the three months and nine months ended March 31, 1996, respectively, a 4% and 10% decrease compared to the same period in the prior year.  Operating revenues for the Gulf of Mexico were $18.7 million and $55.6 million for the three months and nine months ended March 31,
1996, respectively, an increase of approximately $0.9 million and a decrease of approximately $1.6 million, respectively, compared to the same
period in the prior year.   Although total Gulf of Mexico flight hours are
down from the prior year, operating revenues have begun to show improvement as more flight time was logged by larger aircraft. Operating expenses for the Gulf of Mexico for the three months and nine months ended March 31, 1996 were $15.6 million and $48.0 million, respectively, a $1.5 million and $3.5 million increase compared to the same periods in the prior year. The increase in operating expenses is primarily attributable to increases in maintenance and repair expenditures. Due to the reductions in operating revenues and the increase in expenditures, gross margins from Gulf of Mexico operations were below prior year. Gross margins, excluding asset dispositions, for the three months and nine months ended March 31, 1996, were 16.4% and 13.7%, respectively. Prior year gross margins were 20.8% and 22.2%, respectively.

Alaska flight activity, revenues, and expenses for the three months and nine months ended March 31, 1996 were down in comparison with the same periods in the prior year as a result of decreased activity from Alaska's major customer. Alaska operating revenues for the three months and nine months ended March 31, 1996 were $1.6 million and $5.1 million, respectively. Alaska operating expenses for the same periods were $1.1 million and $3.6 million, respectively. Operating income from Alaska was $0.5 million and $1.5 million, for the three months and nine months ended March 31, 1996, respectively, relatively unchanged from the prior year.

International activity has increased from the prior year. International flight hours for the three months and nine months ended March 31, 1996 were approximately 3,900 hours and 12,100 hours, respectively, a 23% and 17%
increase from the prior year.   International operating revenues were $3.8
million and $11.2 million for the three months and nine months ended
March 31, 1996. International operating expenses for the same periods were $2.5 million and $7.5 million, respectively. International operating income was $1.3 million and $3.6 million, for the three months and nine months ended March 31, 1996, respectively, a $0.4 million increase from the prior year.

Production Management Services --

Operating revenues from GPM were approximately $7.4 million and $24.0 million for the three months and nine months ended March 31, 1996, respectively. Prior year operating revenues were $10.4 million and $23.2 million for the three months ended March 31, 1995 and for the period from consolidation (September 16, 1994) to March 31, 1995, respectively. The decrease in operating revenues for the three months ended March 31, 1996 compared to the prior year relates to reductions in activity levels. Operating expenses from GPM were approximately $7.7 million and $24.1 million for the three months and nine months ended March 31, 1996, respectively. Prior year operating expenses were $10.4 million and $23.0 million for the three months ended March 31, 1995 and for the period from consolidation (September 16, 1994) to March 31, 1995, respectively. GPM gross margins for the three months ended March 31, 1996 was a loss of $0.3 million. Management has implemented several cost containment measures which should have a positive impact on GPM's future performance.

Cathodic Protection Services --

Operating revenues from CPS were approximately $9.2 million and $29.9 million for the three months and nine months ended March 31, 1996, respectively. Prior year operating revenues were $6.3 million and $15.5 million for the three months ended March 31, 1995 and for the period from consolidation to March 31, 1995, respectively. The increase in operating revenues for the three months ended March 31, 1996 compared to the prior year relates primarily to increased sales effort and increased prices in certain raw material sold. Operating expenses from CPS were approximately $9.2 million and $29.5 million for the three months and nine months ended March 31, 1996, respectively. Prior year operating expenses were $7.3 million and $16.2 million for the three months ended March 31, 1995 and for the period from consolidation to March 31, 1995, respectively. CPS gross margins for the three months and nine months ended March 31, 1996 were break-even and $0.4 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash and cash equivalents (including marketable securities) were $74.2 million as of March 31, 1996, a $6.2 million increase from fiscal year end 1995. Total debt was $7.8 million as of March 31, 1996. The increase in current maturities of long-term debt is due to the CPS revolving credit facility expiring in less than 12 months. CPS Management expects to renew this credit facility with similar terms before its expiration.

As of March 31, 1996, the Company had $10 million of credit available under an unsecured working capital line of credit from a bank.
Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

On February 8, 1996, the Board of Directors authorized management of the Company to repurchase up to 1,000,000 shares of the Company's
Common Stock when warranted by market conditions.

On March 27, 1996, the Company announced that it entered into a letter of intent to purchase up to fifty percent of the capital stock of Bristow Helicopters Group Limited ("Bristow"). The seller of the Bristow capital stock is a syndicate of investors led by Morgan Grenfell Development Capital Limited of London. Completion of the transaction is conditional upon the satisfaction of several conditions, including the execution of a definitive agreement, completion of a due diligence investigation by the Company and various regulatory approvals.

The effective income tax rates from continuing operations were 29% for the nine months ended March 31, 1996 and 1995, and is based on the Company's projected effective tax rate for the fiscal year then ended.

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

                         Exhibit 11
                         Computation of Earnings Per Share

                         Exhibit 27
                         Financial Data Schedule

(b)              The Company filed a form 8-K dated February 29, 1996.
                 Information reported was under Item 5 - Other Events Related to the Shareholder Rights Agreement.





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

                                       DATE:   May 15, 1996



                                       BY:  /s/ George M. Small
                                          ------------------------------
                                              GEORGE M. SMALL
                                              Vice President
                                              Chief Financial Officer

                                       DATE:   May 15, 1996




                                    EXHIBIT 11
                        Computation of Earnings Per Share

                                 Three Months Ended      Nine Months Ended
                                     March 31,               March 31,
                                 ------------------      -----------------
                                  1996        1995        1996       1995
                                 ------      ------      ------     ------
PRIMARY:
Weighted average shares
outstanding                   19,489,188  19,417,742  19,476,389  18,855,639

Net effect of dilutive stock
warrants based on the
Treasury Stock method using
average market price              19,859      17,162      21,550      40,947

Net effect of dilutive
options based on the Treasury
Stock method using average
market price                     242,285     287,778     251,228     290,723
                             ------------------------------------------------
                              19,751,332  19,722,682  19,749,167  19,187,309
                             ================================================

FULLY DILUTED:
Weighted average shares
outstanding                   19,489,188  19,417,742  19,476,389  18,855,639

Net effect of dilutive stock
warrants based on the
Treasury Stock method using
end of period market price        21,706      18,021      23,546      42,662

Net effect of dilutive stock
options based on the Treasury
Stock method using end of
period market price              254,640     292,524     261,487     297,157
                             ------------------------------------------------
                              19,765,534  19,728,287  19,761,422  19,195,458
                             ================================================

                              (thousands of dollars, except per share data)

Net income                       $ 4,111     $ 3,880    $ 11,226    $ 14,118
                             ================================================

Per share amount - Primary       $  0.21     $  0.20    $   0.57    $   0.74
                             ================================================
Per share amount - Fully
  diluted                        $  0.21     $  0.20    $   0.57    $   0.74
                             ================================================