Form 10-K405
period 1996-06-30
OFFSHORE LOGISTICS INC
filed 1996-09-30
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    Form 10-K


          / x /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                         For the Fiscal Year ended June 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from ______ to ______

                           Commission File Number 0-5232

                             Offshore Logistics, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                     72-0679819
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)

      224 Rue de Jean,
  P. O. Box 5C, Lafayette, Louisiana                       70505
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: 318-233-1221

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
        Title of Each Class                           which Registered

             None                                           None

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)
                                Class B Warrants
                        Preferred Share Purchase Rights
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          Yes   / X /          No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                            / X /

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1996 was $242,684,025.

      The number shares outstanding of the registrant's Common Stock as of August 31, 1996 was 19,498,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 1996 are incorporated by reference into Part III hereof.




                           OFFSHORE LOGISTICS, INC.
                              INDEX --  FORM 10-K

                                    PART I

Item 1.   Business .....................................................  1
          Helicopter Services ..........................................  1
          Production Management Services ...............................  4
          Cathodic Protection Services .................................  5
          General ......................................................  7

Item 2.   Properties ...................................................  7

Item 3.   Legal Proceedings ............................................  8

Item 4.   Submission of Matters to a Vote of Security Holders ..........  8


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters .......................................... 10

Item 6.   Selected Financial Data ...................................... 10

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations:
                General ................................................ 11
                Results of Operations .................................. 12
                Helicopter Services .................................... 12
                Production Management Services ......................... 13
                Cathodic Protection Services ........................... 13
                Consolidated ........................................... 13
                Liquidity and Capital Resources ........................ 13

Item 8.   Financial Statements and Supplementary Data .................. 15
          Offshore Logistics, Inc. and Consolidated Subsidiaries:
                Report of Independent Public Accountants ............... 15
                Consolidated Balance Sheets - June 30, 1996 and 1995 ... 16
                Consolidated Statements of Income - Three years
                  ended June 30, 1996 .................................. 17
                Consolidated Statements of Stockholders' Investment
                  - Three years ended June 30, 1996 .................... 18
                Consolidated Statements of Cash Flows - Three years
                  ended June 30, 1996 .................................. 19
                Notes to Consolidated Financial Statements ............. 20

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 30


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant ........... 30

Item 11.  Executive Compensation ....................................... 30

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ............................................... 30

Item 13.  Certain Relationships and Related Transactions ............... 30


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K .................................................. 31

          Exhibit 21 - Subsidiaries of the Registrant .................. 34

Signatures ............................................................. 35

                                      i







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

        Offshore Logistics, Inc., through its Air Logistics division, is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. At June 30, 1996, the Company's operations included 186 aircraft (including 27 aircraft operated through unconsolidated entities). The Company's operations until 1991 also included a Marine Division, wherein the Company owned vessels that supplied marine transportation services to the international oil and gas industry. During 1991, the Company sold substantially all of the remaining assets in its Marine Division and ceased its marine operations.

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

        On March 27, 1996, the Company announced that it entered into a letter of intent to purchase up to fifty percent of the capital stock of Bristow Helicopter Group Limited ("Bristow").  The seller of the Bristow capital stock is a syndicate of investors led by
Morgan Grenfell Development Capital Limited of London.  On September
27, 1996, the Company announced that it has also reached an
agreement in principle with Caledonia Investments plc ("Caledonia"), the other major shareholder of Bristow.  According to the terms of the transaction, Caledonia will reduce its economic interest in
Bristow while assuming voting control, and will become a significant
shareholder in the Company.   Upon completion of the transaction,
the Company will hold common stock of the new holding company of Bristow, along with a substantial portion of its subordinated debt.
The British Civil Aviation Authority ("CAA") has approved the transaction subject to final review of definitive documentation. The transaction, which values Bristow at approximately $300 million, is also subject to final documentation, completion of a due diligence investigation by the Company, and approval by the respective Boards of Directors. The Company will finance the transaction, with a combination of cash, debt, and common stock.

        See Note I in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating profit, and identifiable assets by industry segment and geographical distribution for the three years ended June 30, 1996.


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

        The following table sets forth the number and type of aircraft operated by the Company at the end of the year for the past three fiscal years.

                           Passenger    Speed
   Type                    Capacity     (mph)      1996      1995      1994
   ----                    ---------    -----      ----      ----      ----
Sikorsky S-76                 12         160         18        18        17
Bell 206B Jet Ranger           4         115         25        30        30
Bell 206L-I                    6         125         43        45        45
Bell 206L-III                  6         125         20        20        21
Bell 206L-IV                   6         125          7         5         5
Bell 212                      12         115         11        12        11
Bell 412                      12         140          6         6         6
Bell 214ST                    18         150          2         2         2
Boelkow 105                    4         125         17        12        12
Aerospatiale Twinstar          5         135          8         9        11
Fixed Wing                                            2         2         2
                                                  -----     -----     -----
                                                    159       161       162
                                                  =====     =====     =====

        The Company owns 158 of the 159 aircraft that it operates. The following table sets forth certain information concerning these aircraft:

                                                     June 30, 1996
                                                          Net
Type                                  Number           Book Value
- ----                                  ------         -------------
Sikorsky S-76                             17               $11,068
Bell 206B Jet Ranger                      25                 1,434
Bell 206L-I                               43                 4,722
Bell 206L-III                             20                10,530
Bell 206L-IV                               7                 6,328
Bell 212                                  11                 7,213
Bell 412                                   6                 9,153
Bell 412ST                                 2                 5,504
Boelkow 105                               17                 9,047
Aerospatiale Twinstar                      8                 1,427
                                      ------              --------
                                         156                66,426
Fixed Wing                                 2                   893
                                      ------              --------
     Total                               158               $67,319
                                      ======              ========

        In addition to the foregoing 158 aircraft, the Company operates one aircraft pursuant to an operating lease arrangement at June 30, 1996. The Company also provides services and technical support to entities that operate 22 helicopters of various types and five fixed wing aircraft.

Domestic Operations

        The Company's domestic helicopter services are conducted primarily from operating facilities along the Gulf of Mexico. As of June 30, 1996, the Company operated 130 aircraft in that area. The Company also operates 13 aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of a secondary market for helicopters distinguishes the helicopter business from other segments of the oil service industry. Other uses for which helicopters are employed, include emergency medical transportation, agricultural and forestry support, and general aviation activities. These additional uses enable the Company to scale down operations through the sale of excess equipment to companies in the aforementioned industries. Because of this ability to react to market conditions, management believes the helicopter segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

International Operations

        Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of June 30, 1996, the Company operated 16 of its helicopters in international locations, including Brazil, Colombia, and Mexico.

        In addition to its direct operations in international areas, the Company has service agreements with, and equity interests in, entities that operate 27 aircraft in Egypt and Mexico. The Company provides services and technical support to these entities and, from time to time, leases aircraft to these entities as additional support for these operations. As of June 30, 1996, four of the Company's helicopters were being leased to its Mexican affiliate for operations in that country.

Customers

        The principal customers for the Company's helicopter services are national and international petroleum and offshore construction companies. During 1994, one customer accounted for approximately
13% of the Company's operating revenues. During 1996 and 1995, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

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

Government Regulation

        Domestic. As a commercial operator of small aircraft, the Company is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. The Company carries persons and property in its helicopters pursuant to an Air Taxi Certificate granted by the Federal Aviation Administration ("FAA").

        FAA regulates the flight operations of the Company, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities, and certain technical aspects of the Company's operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. The Company is also subject to the Communications Act of 1934 because of the use of radio facilities in its operations.

        Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States, and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that the Company's aircraft may be subject to de-registration under the Federal Aviation Act and loss of the privilege of operating within the United States. At June 30, 1996, the Company had approximately 494,000 common shares held by persons with foreign addresses representing approximately 2.5% of the 19,498,398 common shares outstanding.

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

Operations

        GPM's production management services are conducted primarily from production facilities in the Gulf of Mexico. As of June 30, 1996, GPM managed or had personnel assigned to 160 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should the market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

Customers

        GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to out-source services provided by companies such as GPM which are able to operate more efficiently and with a lower cost structure. This allows the customer to focus their efforts on their core activities, which is the exploration and production of oil and gas. During 1996 and 1995, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

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

Industry Hazards and Insurance

        GPM's operations are subject to the normal risks associated of working on an oil and gas production facility. These risks could result in damage to or loss of property and injury to or death of personnel. GPM carries normal business insurance including general liability, workers' compensation, automobile liability and property and casualty insurance coverages. Management believes GPM is adequately protected from most business risks normally subject to insurance.

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

        CPS provides materials and services to the cathodic protection market in the domestic United States through ten district office locations as follows: Billings, Montana; Carson, California; Farmington, New Mexico; Houston, Texas; Liberal, Kansas; Lombard, Illinois; Metairie, Louisiana; Midland, Texas; Sand Springs (Tulsa), Oklahoma; and Springfield, New Jersey. The Springfield, New Jersey office, in addition to providing normal customer services, specializes in servicing the water tank needs of municipalities throughout the U.S. The Company also has a manufacturing facility in Sand Springs, Oklahoma that assembles various types of cathodic protection anodes and a corporate office in Houston, Texas.

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

        CPS carries normal business insurance including workers' compensation, general liability, automobile liability, and property coverage. CPS does not carry professional liability insurance since, in the opinion of management and consistent with traditional industry practices, the engineering services provided by CPS do not involve detail design work. Management believes CPS is adequately protected from most business risks normally protected by insurance.

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


                                GENERAL

Employees

        As of June 30, 1996 and 1995, the Company employed 1,295 and 1,347 persons, respectively, who are or were involved in the following operations:

                                                   1996            1995
                                                   ----            ----
Helicopter Services  - Domestic                     553             552
                     - International                 19              22
Production Management Services                      506             544
Cathodic Protection Services                        193             205
Executive and Administrative                         24              24
                                                  -----           -----
                                                  1,295           1,347
                                                  =====           =====

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


ITEM 2. Properties

        See Business - Helicopter Services for a discussion of the number and types of aircraft operated by the Company.

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


ITEM 3. Legal Proceedings

        In January 1989, the Company received notice from the United States Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") for clean up and other response costs at the Sheridan Disposal Services Superfund Site in Waller County, Texas. The Company is among approximately 160 PRPs identified with respect to the site. The EPA has estimated that the cost of remedial activities at the site will be approximately $30 million. In August 1989, the Company received a similar notice with respect to the D. L. Mud Services Site and the Gulf Coast Vacuum Services Site, both of which are near Abbeville, Louisiana. The Company is among over 300 PRPs identified with respect to each site. The EPA alleged that the Company is a generator or transporter of hazardous substances found at the three sites. In February 1991, the Company received a request for information from the EPA relating to the Western Sand and Gravel Superfund Site in Rhode Island, as to which the Company had been named a PRP after an earlier request for information from the EPA issued in 1983 - 1984.

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

Executive Officers of the Registrant

        All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company as of September 27, 1996, are as follows:

     Name                  Age       Position Held with Registrant
     ----                  ---       -----------------------------
James B. Clement            51     Chairman, President, Chief Executive
                                      Officer, and Director
George M. Small             51     Vice President, Chief Financial Officer,
                                      Treasurer, Secretary, and Director
Ralph B. Murphy             68     Vice President - Corporate Sales
Gene Graves                 47     Vice President - Domestic Aviation
Hans J. Albert              54     Vice President - International Aviation
Drury A. Milke              38     Vice President - Business Development
Patricia M. Como            35     Controller and Assistant Secretary
E. H. Underwood III         39     General Counsel

        Mr. Clement joined the Company in 1976 as Controller and served in various financial capacities until 1981 when he was appointed the General Manager - Marine Division. Mr. Clement was elected President and Chief Operating Officer of the Company in May 1986, Chief Executive Officer in November 1987, and Chairman of the Board of Directors in June 1995.

        Mr. Small joined the Company in 1977 as Controller and was elected Vice President - Treasurer in 1979, and Chief Financial
Officer and Secretary in 1986.  He is a CPA.

        Mr. Murphy joined the Company in 1984 as Vice President -
Corporate Sales. He received a Bachelor of Science degree from Rice University in 1950. He has forty-six years of experience in the oil service industry.

        Mr. Graves joined the Company in 1993 as Vice President - Aviation Marketing and was appointed Vice President - Domestic Aviation in 1994. Prior to joining the Company, Mr. Graves had 26 years experience in the commercial helicopter service business in the Gulf of Mexico as Vice President - Marketing and several operating positions.

        Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice
President in 1987. Mr. Albert has thirty-one years of experience in the aviation industry.

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

                                                    High          Low
                                                    ----          ---
Fiscal year ended June 30, 1996
       First Quarter                               14 1/2        12 3/4
       Second Quarter                              13 3/4        10 7/8
       Third Quarter                               13 3/4        11 3/4
       Fourth Quarter                              15 5/8        12 3/8

Fiscal year ended June 30, 1995
       First Quarter                               15 1/8        11 5/8
       Second Quarter                              14            11 3/4
       Third Quarter                               14 1/8        12 1/4
       Fourth Quarter                              15 1/8        12 7/8

        The approximate number of holders of record of Common Stock as of August 31, 1996 was 1,500.

        The Company has not paid dividends on its Common Stock since
January 1984.



ITEM 6. Selected Financial Data

                                           Year Ended June 30,
                         ----------------------------------------------------
                           1996      1995(2)     1994       1993        1992
                           ----      -------     ----       ----        ----
                                  (in thousands, except per share data)
Operating revenues       $156,766   $143,645   $ 91,666   $ 80,201   $ 81,872
                         ========   ========   ========   ========   ========
Income before
  extraordinary item     $ 15,276   $ 18,450   $ 17,247   $ 16,043   $ 17,549
                         ========   ========   ========   ========   ========
Net income (1)           $ 15,276   $ 18,450   $ 17,247   $ 17,055   $ 17,549
                         ========   ========   ========   ========   ========
Earnings per common
equivalent share:
 Income before
  extraordinary item     $   0.77   $   0.96   $   0.96   $   0.90   $   1.00
                         ========   ========   ========   ========   ========
 Net income (1)          $   0.77   $   0.96   $   0.96   $   0.96   $   1.00
                         ========   ========   ========   ========   ========
Total assets             $241,510   $229,351   $174,245   $164,231   $144,945
                         ========   ========   ========   ========   ========

Long-term obligations:
   Long-term debt        $    750   $  5,600   $  2,000   $  9,322   $ 10,056
                         ========   ========   ========   ========   ========

Cash dividends declared
per common share         $     --   $    --    $     --   $    --    $    --
                         ========   ========   ========   ========   ========


1. Includes an extraordinary gain of $1,012,000 in 1993. There were no extraordinary items in 1996, 1995, 1994, or 1992.

2. Includes financial data for GPM and CPS after effective dates of their consolidation (See Note E in Notes to Consolidated
     Financial Statements).



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

        On March 27, 1996, the Company announced that it entered into a letter of intent to purchase up to fifty percent of the capital stock of Bristow Helicopter Group Limited ("Bristow"). The seller of the Bristow capital stock is a syndicate of investors led by Morgan Grenfell Development Capital Limited of London. On September 27, 1996, the Company announced that it has also reached an agreement in principle with Caledonia Investments plc ("Caledonia"), the other major shareholder of Bristow. According to the terms of the transaction, Caledonia will reduce its economic interest in Bristow while assuming voting control, and will become a significant shareholder in the Company. Upon completion of the transaction, the Company will hold common stock of the new holding company of Bristow, along with a substantial portion of its subordinated debt. The British Civil Aviation Authority ("CAA") has approved the transaction subject to final review of definitive documentation.
The transaction, which values Bristow at approximately $300 million, is also subject to final documentation, completion of a due diligence investigation by the Company, and approval by the respective Boards of Directors. The Company will finance the transaction, with a combination of cash, debt, and common stock.

Results of Operations

        Operating results and other income statement information for the three years ended June 30, 1996 follows (in thousands of dollars):

                                            Year Ended June 30,
                                 --------------------------------------
                                  1996             1995            1994
                                  ----             ----            ----
Operating revenues               $156,766         $143,645       $91,666
Gain (loss) on disposal
  of equipment                       (537)             586         3,018
                                 --------         --------       -------
                                  156,229          144,231        94,684

Direct cost                       120,594          104,588        59,617
Depreciation and amortization       9,230            9,670         7,519
General and administrative         12,278           10,696         6,576
                                 --------         --------       -------
                                  142,102          124,954        73,712
                                 --------         --------       -------
Operating income                   14,127           19,277        20,972
Earnings from
 unconsolidated entities            4,056            4,050         2,020

Interest income, net                3,276            2,069           633
                                 --------         --------       -------
Income before provision
 for income taxes                  21,459           25,396        23,625
Provision for income taxes          6,219            7,361         6,378
Minority interest                      36              415            --
                                 --------         --------       -------
Net income                       $ 15,276         $ 18,450       $17,247
                                 ========         ========       =======


Helicopter Services

        The Company's helicopter services are conducted principally in the Gulf of Mexico, where the Company provides helicopter services to support the production and exploration activities of oil and gas companies. The Company also charters helicopters to offshore construction companies and governmental entities involved in offshore oil and gas operations in the Gulf of Mexico. The Company's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. The Company has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). The
Company also operated in various other international areas
(including Bolivia, Brazil, Colombia, El Salvador, and Mexico). The Company's international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. The following table sets forth certain information regarding aircraft operated by the Company and unconsolidated entities.

                                             1996       1995       1994
                                             ----       ----       ----
Number of aircraft operated by the Company:
     Domestic                                 143        150        148
     International                             16         11         14
                                             ----       ----       ----
       Total                                  159        161        162
                                             ====       ====       ====

Total flight hours
(Company operated aircraft)               108,330    112,000    115,539

Number of aircraft operated by
 unconsolidated entities                       27         27         29


        Operating revenues for helicopter services were $89.8 million, $89.5 million, and $91.7 million for 1996, 1995, and 1994, respectively. Operating expenses for helicopter services were $72.2 million, $66.7 million, and $70.1 million for 1996, 1995, and 1994, respectively. Gross margin percentages for helicopter services, excluding gain or loss on disposal of equipment, were 20%, 25%, and 24% for 1996, 1995, and 1994, respectively. The decrease in consolidated flight hours from 1995 to 1996 contrasted by a small increase in operating revenues reflects a change in the mix of aircraft operating. The Company had a decrease in flight activity for single engine aircraft; primarily the result of lost work for production management companies which compete with GPM. On the other hand, strong drilling activity in the Gulf of Mexico increased the demand for the Company's larger crew change aircraft which normally work at higher revenue rates. High demand for certain aircraft enabled the Company to obtain some price increases, the first since 1990. Management believes that the improved activity levels in the Gulf of Mexico and this small improvement in helicopter rates during late 1996 will have a positive impact on the Company's flight activity and operating revenues in the coming year. Operations in Alaska were down in 1996 compared to 1995 resulting from decreased activity from the Company's major Alaskan customer. International flight activity was strong during 1996, logging over 25% more hours than in 1995. The increase in operating expenses of approximately 8% from 1995 to 1996 is primarily related to increases in maintenance and repair expenditures. Gross margin percentages for 1996 were below the prior year due to the increase in expenditures.

        The decrease in operating revenues of approximately 2% from 1994 to 1995 is primarily due to a decrease in International and Alaskan operations. Gulf of Mexico helicopter activity was
relatively unchanged from 1994 to 1995.   The decrease in operating
expenses of approximately 5% from 1994 to 1995 is due to a decrease in International and Alaskan operations, as well as continued cost controls over Gulf of Mexico operations. The increase in gross margin percentages from 1994 to 1995 is due to the improved cost controls in the Gulf of Mexico operations.

        During 1994, the Company's helicopter joint venture in Brazil was terminated. Costs associated with this termination of approximately $2.7 million were charged against previously established accruals. The three helicopters involved were redeployed into the Company's other operations. The termination of the venture did not have a material effect on the Company's operations.

Production Management Services

        Operating revenues for GPM were $31.2 million and $32.8 million for 1996 and for the period from consolidation through June 30, 1995, respectively. Operating expenses for GPM were $31.4 million and $32.6 million for 1996 and for the period from
consolidation through June 30, 1995, respectively.   Overall, GPM
operations were approximately breakeven for 1996 and for the period from consolidation through June 30, 1995, with operating income
(loss) of approximately $(0.2) million and $0.2 million, respectively.

Cathodic Protection Services

        Operating revenues for CPS were $39.5 million and $25.3 million for 1996 and for the period from consolidation through June
30, 1995.   Operating expenses were $39.1 million and $26.6 million
for 1996 and for the period from consolidation through June 30, 1995, respectively. CPS generated $0.4 million in operating income and a $1.3 million operating loss in 1996 and 1995, respectively. Amounts for 1995 contain operating results for only nine months. During 1996, management increased the sales efforts and took measures to reduce overhead costs and its international operations. These measures had a positive impact on CPS's operations during fiscal 1996. In addition, the Company benefited from a stronger market for its magnesium and anode business during 1996.

Consolidated

        Net income for 1996 was $15.3 million, compared to net income of $18.5 million and $17.2 million for 1995 and 1994, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents and marketable securities were $77.0 million as of June 30, 1996, a $9.1 million increase from 1995.
Total debt was $5.6 million as of June 30, 1996, all related to CPS and non-recourse to the Company.

        Cash flows provided by operating activities were $22.9 million, $30.8 million, and $18.2 million in 1996, 1995, and 1994, respectively.

        Cash flows used in investing activities were $12.3 million, $8.4 million, and $9.5 million for 1996, 1995, and 1994, respectively. Capital expenditures during 1996 of $12.5 million included two new Bell 206L-IV's, four used MBB Boelkow 105's and seven Sikorsky S-76's previously under an operating lease agreement.

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

        Cash flows used in financing activities were $1.4 million, $1.7 million, and $8.7 million in 1996, 1995, and 1994,
respectively.   Financing activities during 1996 and 1994 were
primarily for the repayment of debt.   During 1995, repayment of
debt was $4.2 million and the Company received $2.5 million from common stock issued, primarily from the exercise of warrants for 200,000 shares of common stock.

        CPS maintains a revolving credit facility with a maximum borrowing limit of $7.5 million. Borrowings are based on eligible receivables, inventory, and equipment of CPS. The facility expires on December 1, 1996 and is recourse to CPS only.

        As of June 30, 1996, the Company had a $10 million unsecured working capital line of credit with a bank that expires on January 31, 1997. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

        The effective income tax rates from continuing operations were 29%, 29%, and 27% for 1996, 1995, and 1994, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to the utilization of foreign net operating losses and foreign tax credits available to reduce domestic taxable income.

        The Company has received notices from the EPA that it is one of approximately 160 PRPs at one Superfund site in Texas and one of over 300 PRPs at two sites in Louisiana, and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition. See Item 3 - Legal Proceedings for additional information regarding EPA notices.

        In March 1995, the Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued and required to be adopted by the Company no later than the fiscal year ended June
30, 1997. Management believes that such adoption will not have a material effect on the Company's financial statements taken as a whole.

        In October 1995, the SFAS No. 123 - "Accounting for Stock-Based Compensation" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1997. SFAS No. 123 encourages, but does not require, the adoption of a fair value based method of accounting for employee stock options. Entities electing to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion 25 - "Accounting for Stock Issued to Employees" must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company plans to continue to account for its employee stock options in accordance with the provisions of APB Opinion 25 and will provide the necessary pro forma disclosures.



ITEM 8. Financial Statements and Supplementary Data



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Offshore Logistics, Inc.:

        We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



/s/  ARTHUR ANDERSEN LLP


New Orleans, Louisiana,
August 15, 1996



               OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                        June 30, 1996 and 1995

                                 ASSETS

                                                  1996             1995
                                                  ----             ----
                                                  (thousands of dollars)
Current Assets
   Cash and cash equivalents                    $ 57,072        $ 47,973
   Investment in marketable securities            19,967          19,978
   Accounts receivable                            29,743          29,756
   Inventories                                    26,724          26,710
   Prepaid expenses                                  694             524
                                                --------        --------
      Total Current Assets                       134,200         124,941
Investments in Unconsolidated Entities             8,792           8,829
Property and Equipment -- at cost
   Land and buildings                              2,977           2,868
   Aircraft and equipment                        135,613         125,393
                                                --------        --------
                                                 138,590         128,261
   Less--Accumulated depreciation
    and amortization                             (64,401)        (58,558)
                                                --------        --------
                                                  74,189          69,703
Other assets, primarily goodwill                  24,329          25,878
                                                --------        --------
                                                $241,510        $229,351
                                                ========        ========

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
   Accounts payable                             $  4,872        $  4,647
   Accrued liabilities                             8,542          11,633
   Current maturities of long-term debt            4,850           2,000
                                                --------        --------
        Total Current Liabilities                 18,264          18,280
Long-term debt, less current maturities              750           5,600
Deferred Credits                                   2,487           2,500
Deferred Taxes                                    19,271          18,030
Minority Interest                                  1,055           1,090
Commitments                                           --              --
Stockholders' Investment
   Common stock, $.01 par value, authorized
   35,000,000 shares; outstanding 19,498,398
   in 1996 and 19,442,114 in 1995 (exclusive
   of 517,550 treasury shares)                       195             194
       Additional paid-in capital                 95,934          95,379
       Retained earnings                         103,554          88,278
                                                --------        --------
                                                 199,683         183,851
                                                --------        --------
                                                $241,510        $229,351
                                                ========        ========

       The accompanying notes are an integral part of these statements.




                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended June 30,
                                      -----------------------------------
                                      1996           1995            1994
                                      ----           ----            ----
                                            (thousands of dollars,
                                            except per share amounts)

Gross Revenue:
     Operating revenue              $156,766        $143,645       $ 91,666
     Gain (loss) on disposal of
      equipment                         (537)            586          3,018
                                    --------        --------       --------
                                     156,229         144,231         94,684
                                    --------        --------       --------
Operating Expenses:
     Direct cost                     120,594         104,588         59,617
     Depreciation and
      amortization                     9,230           9,670          7,519
     General and administrative       12,278          10,696          6,576
                                    --------        --------       --------
                                     142,102         124,954         73,712
                                    --------        --------       --------
Operating Income                      14,127          19,277         20,972
Earnings from unconsolidated
 entities                              4,056           4,050          2,020
Interest income                        4,055           2,961          1,771
Interest expense                         779             892          1,138
                                    --------        --------       --------
Income Before Provision for
 Income Taxes                         21,459          25,396         23,625
Provision for income taxes             6,219           7,361          6,378
(Income) Loss of minority
 interest                                 36             415            --
                                    --------        --------       --------
Net Income                          $ 15,276        $ 18,450       $ 17,247
                                    ========        ========       ========

Earnings per common share and
 common equivalent share            $   0.77        $   0.96       $   0.96
                                    ========        ========       ========

Dividends per common share          $     --        $     --       $     --
                                    ========        ========       ========

      The accompanying notes are an integral part of these statements.








                      OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                               Common Stock  Additional              Total
                            ----------------  Paid-In   Retained  Stockholders'
                             Shares   Amount  Capital   Earnings   Investment
                            --------  ------ ---------  --------  ------------
                                            (thousands of dollars)

BALANCE-June 30, 199       17,552,379   $176   $71,162  $ 52,581    $123,919
 Net income                        --     --        --    17,247      17,247
 Stock options                 50,000     --       401        --         401
                           ----------   ----   ------- ---------    --------
BALANCE-June 30, 1994      17,602,379    176    71,563    69,828     141,567
 Net income                        --     --        --    18,450      18,450
 Stock options                 83,031      1       414        --         415
 Warrants exercised           200,000      2     1,635        --       1,637
 Stock issued for GPM       1,498,906     15    21,114        --      21,129
 GPM warrants exercised        44,466     --       480        --         480
 Restricted stock issued       13,332     --       173        --         173
                           ----------   ----   -------  --------    --------
BALANCE-June 30, 1995      19,442,114    194    95,379    88,278     183,851
 Net income                        --     --        --    15,276      15,276
 Stock options                 24,460     --       197        --         197
 GPM warrants exercised        26,553      1       286        --         287
 Restricted stock issued        5,271     --        72        --          72
                           ----------   ----   -------  --------    --------
BALANCE-June 30, 1996      19,498,398   $195   $95,934  $103,554    $199,683
                           ==========   ====   =======  ========    ========


      The accompanying notes are an integral part of these statements.







                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended June 30,
                                             -----------------------------
                                              1996       1995        1994
                                             ------     ------      ------
                                                 (thousands of dollars)
Cash flows from operating activities:
   Net income                                $15,276    $18,450   $ 17,247
Adjustments to reconcile net income
to net cash provided by
operating activities:
   Depreciation and amortization               9,230      9,670      7,519
   Increase in deferred taxes                  1,241      1,121      4,915
   (Gain) Loss on asset dispositions             537       (586)    (3,018)
   Equity in earnings from unconsolidated
      entities over dividends received            --        (41)       (13)
   Minority interest in earnings                 (36)      (415)        --
Change in assets and liabilities
net of effects from acquisitions:
   (Increase) Decrease in accounts
      receivable                                  12        897     (2,662)
   Increase in inventories                      (558)    (1,145)    (2,654)
   (Increase) Decrease in prepaid
      expenses and other                          (2)       299        326
   Increase in accounts payable                  225      1,288         14
   Increase (Decrease) in accrued
      liabilities                             (3,055)     1,309     (3,939)
   Increase (Decrease) in deferred credits       (13)        --        473
                                             -------    -------    -------
Net cash provided by operating activities     22,857     30,847     18,208
                                             -------    -------    -------
Cash flows from investing activities:
   Capital expenditures                      (12,535)    (3,208)   (11,510)
   Proceeds from asset dispositions              185      3,046      3,524
   Investment in marketable securities       (11,952)        --    (15,933)
   Proceeds from sale or maturity
      of marketable securities                11,988         --     15,744
   Additional advances to GPM                     --         --     (1,292)
   Acquisitions, net of cash received             --     (8,234)        --
                                             -------    -------    -------
Net cash used in investing activities        (12,314)    (8,396)    (9,467)
                                             -------    -------    -------
Cash flows from financing activities:
   Repayment of debt                          (2,000)    (4,235)    (9,097)
   Issuance of common stock                      556      2,532        401
                                             -------    -------    -------
Net cash used in financing activities         (1,444)    (1,703)    (8,696)
                                             -------    -------    -------
Net increase in cash and cash equivalents      9,099     20,748         45
Cash and cash equivalents at
   beginning of year                          47,973     27,225     27,180
                                             -------    -------    -------
Cash and cash equivalents at end of year     $57,072    $47,973    $27,225
                                             =======    =======    =======

     The accompanying notes are an integral part of these statements.




                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A - SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations - The Company's most significant area of operation is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production personnel and medical support services to the worldwide oil and gas industry and manufacturers, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities and other metal structures.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

        Cash and Cash Equivalents - The Company's cash equivalents includes funds invested in highly liquid debt instruments with original maturities of 90 days or less.

        Investment in Marketable Securities - The Company invests in U.S. Treasury Notes with maturities not exceeding three years. Effective July 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The effect of the adoption of SFAS No. 115 was not material to the Company's consolidated financial statements and there was no cumulative effect of an accounting change as a result of the adoption.

        Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $1,777,000 and $1,568,000 at June 30, 1996 and 1995, respectively.
The Company grants credit to its customers, primarily major and independent oil and gas companies operating in the Gulf of Mexico, on a short-term basis.

        Inventories - Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4,326,000 and $4,324,000 at June 30, 1996 and 1995. There were no related charges to operations in 1996, 1995, or 1994.

        Other Assets - In 1996, $23,711,000 of goodwill, net of accumulated amortization of $2,731,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. See Note E. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company.

        In March 1995, the SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued and required to be adopted by the Company no later than fiscal year ended June 30, 1997. The Company will adopt SFAS No. 121 in 1997 and believes the adoption will have no material effect on the Company's results of operations or financial position.

        Depreciation and Amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft is 30% of cost.

        Maintenance and repairs are expensed as incurred; betterments and improvements are capitalized. The costs and related reserves of assets sold or otherwise disposed of are removed from the accounts and resultant gains or losses included in income.

        Income Taxes - Income taxes are accounted for in accordance with the provisions of the SFAS No. 109 - "Accounting for Income Taxes". Under this statement, deferred income taxes are provided for by the asset and liability method.

        Earnings per Common Share - Earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the years (19,767,039 in 1996; 19,313,276 in 1995; and 17,997,207 in 1994) computed on the treasury stock method.

        The Company adopted a stockholder rights plan on February 9, 1996, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of the Company's common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right will entitle its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 20 percent or more of the Company's Common Stock. The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 26, 2006.

        Reference is made to the footnotes entitled "Operating
Leases" and "Investments in Unconsolidated Entities" for applicable accounting policies.

B - LONG-TERM DEBT

        Long-term debt at June 30, 1996 and 1995 consisted of (thousands of dollars):


                                                   June 30,       June 30,
                                                     1996           1995
                                                   --------       --------

Notes payable to insurance companies;
interest payable quarterly at 11.85%;
collateralized by aircraft.                       $    -            $2,000

Revolving credit facility Note A, expiring
December 1, 1996; interest payable monthly
at the bank's base rate (8.25% at June 30,
1996); collateralized by eligible
receivables, inventory, and equipment
of CPS (recourse to CPS only).                        2,350          2,350

Revolving credit facility Note B, expiring
December 1, 1996; interest payable monthly
at 9.125%; collateralized by eligible
receivables inventory of equipment of CPS
(recourse to CPS only).                               2,500          2,500

Subordinated term note payable to minority
interest owner of CPS; payable upon
redemption of certain shares of CPS common
and preferred stock; interest payable at
5% on maturity; unsecured (recourse to
CPS only).                                              750            750
                                                    -------        -------
Total Debt                                            5,600          7,600

    Less current maturities                           4,850          2,000
                                                    -------         ------
Total Long-term Debt                                $   750         $5,600
                                                    =======         ======

        As of June 30, 1996, the Company had  a $10 million unsecured
line of credit with a bank that expires on January 31, 1997.   There
were no amounts outstanding during the year ended June 30, 1996.

        The revolving credit facilities are for CPS, a subsidiary of the Company and is recourse to CPS only. The maximum borrowing level is limited to a borrowing base of eligible receivables, inventory, and equipment of CPS. The base cannot exceed $7.5 million. CPS's debt obligations contain covenants related to certain financial ratios and minimum capital levels.

        Interest paid during the year was $743,000; $827,000; and $1,138,000 for 1996, 1995, and 1994, respectively.

        In the Company's opinion, based on the borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and maturities, total debt at June 30, 1996 approximates the fair value of the debt.

        The Company has $4,850,000 of debt maturities due in 1997 and $750,000 due after fiscal year end 2001.

C - INVESTMENTS IN UNCONSOLIDATED ENTITIES

        The Company has two principal unconsolidated entities that are accounted for on the cost method as the Company is unable to exert significant influence over the operations.

        The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 at June 30, 1996 and 1995, which is less than the estimated fair value of the Company's share of unencumbered assets. In the following unaudited table, HHII represents $3,755,000 and $4,727,000 of the assets and $2,241,000 and $2,984,000 of the equity for June 30, 1996 and 1995, respectively. HHII also represents $10,727,000; $13,685,000; and $19,777,000 of revenues and $1,834,000; $(305,000); and $2,478,000 of net income for the years 1996, 1995, and 1994, respectively. During 1996 and 1995, $1,556,000 and $1,550,000 in dividends were received from HHII. No material dividends were received from HHII during 1994.

        The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at June 30, 1996 and 1995. During 1996, 1995, and 1994, $2,500,000;
$2,500,000; and $2,027,000, respectively, in dividends were received from the venture. During 1996, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 1997 is approximately $2,500,000.

        A summary of unaudited financial information of these principal unconsolidated entities is set forth below (thousands of dollars):

                                                     1996       1995
                                                     ----       ----
Current assets                                     $48,418    $48,307
Non-current assets                                  29,521     34,212
                                                   -------    -------
 Total assets                                      $77,939    $82,519
                                                   =======    =======

Current liabilities                                $ 8,769    $ 8,868
Non-current liabilities                              3,335      5,064
Equity                                              65,835     68,587
                                                   -------    -------
 Total liabilities and equity                      $77,939    $82,519
                                                   =======    =======

                                          1996       1995       1994
                                          ----       ----       ----
Revenues                                $51,629    $54,180    $60,172
                                        =======    =======    =======
Gross profit                            $20,229    $18,859    $22,235
                                        =======    =======    =======
Net income                              $12,537    $11,135    $13,133
                                        =======    =======    =======

        During 1996, 1995, and 1994, respectively, revenues of $5,169,000; $5,295,000; and $6,269,000 were recognized for services provided to these affiliates by the Company.

        During 1994, the Company's helicopter joint venture in Brazil was terminated. Costs associated with this termination of approximately $2.7 million were charged against previously established accruals. The three helicopters involved were redeployed into the Company's other operations. The termination of the venture did not have a material effect on the Company's operations.

D - INVESTMENT IN MARKETABLE SECURITIES

        Under the provision of SFAS No. 115, investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of June 30, 1996, the Company classified all of its U.S. Treasury investments, with original maturities of more than 90 days, as available-for-sale. These investments are carried at cost which approximates market value. Approximately $8,001,000 of the U.S. Treasury investments mature within one year and approximately $11,966,000 mature from one to three years. There were $3,985,000 sales of investments in U.S. Treasury investments during the year ended June 30, 1996. The proceeds approximated the carrying cost of the investments. There were no sales of investments in U.S. Treasury investments for the year ended June 30, 1995.

E - ACQUISITIONS

Production Management Services

        The Company expanded its operations in July 1992 to include production management services. During fiscal 1993 and until October 29, 1993, the Company owned 50% of Seahawk Services Ltd. ("Seahawk"), a company which provided platform and production management services, offshore medical support services, and temporary personnel to the oil and gas industry. On October 29, 1993, the Company further expanded its interest in production management services when the Company exchanged its 50% investment in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management services business. The Company's investment in Grasso Corporation was approximately $4,128,000 at June 30, 1994. Revenues of approximately $1,556,000 and $6,232,000 were recognized for helicopter services provided to GPM and Seahawk during 1995, prior to consolidation, and 1994, respectively. The Company's share of net income related to production management services was not material.

        On September 16, 1994, GPM became a wholly-owned subsidiary of the Company in a merger in which the Company acquired the remaining 72.5% interest in Grasso Corporation by issuing .49 of a share of the Company's Common Stock for each share of Grasso Corporation
Common Stock owned.  In addition, holders of Grasso Corporation
Class B Warrants received similar warrants for shares of the Company's Common Stock. As of June 30, 1996, 114,983 shares of the Company's Common Stock were reserved for issue upon exercise of the Class B Warrants. The warrants expire on December 22, 1996. The merger was treated as a purchase for accounting purposes which resulted in goodwill of approximately $22.3 million after stepping up the assets and liabilities of Grasso Corporation. The goodwill is being amortized over a 20 year period.

        The following summarized unaudited income statement data reflects the impact the GPM merger would have had on the Company's results of operations for 1995 and 1994 had the transaction taken place on July 1, 1993:

                                               Proforma Results for the
                                                  Year Ended June 30,
                                               ------------------------
                                                      (unaudited)

                                                     1995       1994
                                                     ----       ----
Gross revenue                                      $152,866   $132,247
                                                   ========   ========
Income from continuing operations                  $ 17,924   $ 15,589
                                                   ========   ========
Earnings per common share and common
equivalent share:
   Income from continuing operations               $   0.91   $   0.80
                                                   ========   ========

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

Bristow Helicopters

        On March 27, 1996, the Company announced that it entered into a letter of intent to purchase up to fifty percent of the capital stock of Bristow Helicopter Group Limited ("Bristow"). The seller of the Bristow capital stock is a syndicate of investors led by
Morgan Grenfell Development Capital Limited of London.   On
September 27, 1996, the Company announced that it has also reached an agreement in principle with Caledonia Investments plc ("Caledonia"), the other major shareholder of Bristow. According to the terms of the transaction, Caledonia will reduce its economic interest in Bristow while assuming voting control, and will become a significant shareholder in the Company. Upon completion of the transaction, the Company will hold common stock of the new holding company of Bristow, along with a substantial portion of its subordinated debt. The British Civil Aviation Authority ("CAA") has approved the transaction subject to final review of definitive documentation. The transaction, which values Bristow at approximately $300 million, is also subject to final documentation, completion of a due diligence investigation by the Company, and approval by the respective Boards of Directors. The Company will finance the transaction, with a combination of Cash, debt, and common stock.

F - OPERATING LEASES

        The Company has noncancelable operating leases in connection with the lease of certain equipment, land, and facilities. Rental expense incurred under these leases was $1,998,000 in 1996; $2,195,000 in 1995; and $1,741,000 in 1994. As of June 30, 1996,
aggregate future payments under noncancelable operating leases are as follows: 1997 - $1,241,000; 1998 - $1,073,000; 1999 - $600,000;
2000 - $281,000;  2001 - $119,000; and thereafter $523,000.

G - INCOME TAXES

        The amounts of deferred tax assets and liabilities are as follows (thousands of dollars):

                                             June 30,    June 30,
                                               1996        1995
                                               ----        ----
Deferred tax assets                          $  2,823    $  3,241
Deferred tax liabilities                      (22,094)    (21,271)
                                             --------    --------
Net, deferred tax liability                  $(19,271)   $(18,030)
                                             ========    ========

          The components of and changes in the net deferred taxes are as follows (thousands of dollars):

                                      Addition
                June 30,  Deferred       for      June 30, Deferred  June 30,
                  1994    (Expense)  Acquisition    1995   (Expense)  1996
                --------  ---------  -----------  -------- --------- -------
DEFERRED TAX
ASSETS:

Excess of book
expenses over
tax expenses   $  2,500   $  (308)    $1,049     $  3,241   $  (418) $  2,823

Credit carry-
forward             229      (229)        --           --        --        --
               --------   -------     ------     --------   -------  --------
Deferred tax
assets            2,729      (537)     1,049        3,241      (418)    2,823

DEFERRED TAX
LIABILITIES:

Excess of tax
over book
depreciation    (15,571)     (969)        22      (16,518)   (1,000)  (17,518)

Other tax
expenses in
excess of
book
expenses         (5,138)      385         --       (4,753)      177    (4,576)
               --------   -------     ------     --------   -------  --------
Deferred tax
liabilities     (20,709)     (584)        22      (21,271)     (823)  (22,094)
               --------   -------     ------     --------   -------  --------
Net deferred
tax
liabilities    $(17,980)  $(1,121)    $1,071     $(18,030)  $(1,241) $(19,271)
               ========   =======     ======     ========   =======  ========

        Income before provision for income taxes for the years ended June 30 was as follows (thousands of dollars):

                                     1996        1995         1994
                                     ----        ----         ----
Domestic                           $10,978     $15,140      $15,497
Foreign                             10,481      10,256        8,128
                                   -------     -------      -------
Total                              $21,459     $25,396      $23,625
                                   =======     =======      =======

       The provision for income taxes for each of the three years ended June 30, 1996 consisted of the following (thousands of dollars):

                                        For the year ended June 30,
                                      ------------------------------
                                      1996         1995         1994
                                      ----         ----         ----
Current                              $4,978       $6,240       $1,463
Deferred                              1,241        1,121        4,915
                                     ------       ------       ------
Total                                $6,219       $7,361       $6,378
                                     ======       ======       ======


       The reconciliation of Federal statutory and effective income tax rates is shown below:

                                         For the year ended June 30,
                                         ---------------------------

                                            1996     1995     1994
                                            ----     ----     ----
Statutory rate                               35%      35%      35%
Utilization of foreign tax credits           (5)      (7)      (4)
Additional taxes on foreign source income     2        3        1
Foreign source income not taxable            (7)      (4)       0
Utilization of Foreign net operating losses   0        0       (5)
State taxes provided                          2        3        2
Other, net                                    2       (1)      (2)
                                            ----     ----     ----
Effective tax rate                           29%      29%      27%
                                            ====     ====     ====

        Federal Income Tax returns of the Company and subsidiaries have been settled through 1990. In addition, Federal Income Tax returns of the Company and subsidiaries have been examined through 1994. The Company does not expect any significant net unfavorable adjustment as a result of this examination.

        Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated
approximately $18.8 million at June 30, 1996.   Due to the timing
and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

        Income taxes paid during 1996, 1995, and 1994 were $5,656,000; $3,843,000; and $3,097,000, respectively.

H - EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

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

        The Company's contributions to the four plans were $744,000; $1,102,000; and $952,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

Incentive and Stock Option Plans

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

        The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The amount of bonuses related to this plan were $124,000; $407,000; and $518,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

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

        A summary of stock option transactions for all of the Company's stock option plans are as follows:

                                        Number of        Option Price
                                         Shares            Per Share
                                        ---------        ------------
Outstanding - June 30, 1994              721,500       $1.00 -- $15.4375
Granted                                  244,391
Exercised                                (83,031)
Expired or Cancelled                     (19,900)
                                        --------
Outstanding - June 30, 1995              862,960       $1.00 -- $15.4375
Granted                                  164,000
Exercised                                (24,460)
Expired or Cancelled                     (14,000)
                                        --------
Outstanding - June 30, 1996              988,500       $1.00 -- $15.4375
                                        ========

        As of  June 30, 1996 and  1995, 838,500 and 699,960,
respectively, options were exercisable at prices ranging from $1.00 to $15.4375 per share. Under the Company's stock option plans there were 1,764,000 shares of Common Stock reserved for issue at June 30, 1996.

        In December 1990, the SFAS No. 106 - "Employers' Accounting for Post Retirement Benefits Other Than Pensions" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1994. The Company presently offers no post retirement benefits which would be required to be recorded by the Statement.

        In November 1992, the SFAS No. 112 - "Accounting for Post Employment Benefits" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1995. The Company presently offers no post employment benefits which would be required to be recorded by the Statement.

        In October 1995, the SFAS No. 123 - "Accounting for Stock-Based Compensation" was issued and required to be adopted by the Company no later than the fiscal year ended June 30, 1997. SFAS No. 123 encourages, but does not require, the adoption of a fair value based method of accounting for employee stock options. Entities electing to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion 25 - "Accounting for Stock Issued to Employees" must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company plans to continue to account for its employee stock options in accordance with the provisions of APB Opinion 25 and will provide the necessary pro forma disclosures.

I - SEGMENT INFORMATION

        The Company operates principally in three business segments:
Aviation Services, GPM, and CPS. The Company's Aviation Division, Air Logistics, is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel, and medical support services to the domestic and international oil and gas industry. CPS manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. The following shows industry segment information for the fiscal years ended June 30, 1996 and 1995 (in thousands):


                                              1996           1995
                                              ----           ----
Operating Revenues: (1)
   Aviation Services                        $ 86,079       $ 85,526
   GPM                                        31,209         32,810
   CPS                                        39,478         25,309
                                            --------       --------
   Total                                    $156,766       $143,645
                                            ========       ========

Operating Profit (Loss):
   Aviation Services                        $ 17,612       $ 24,079
   GPM                                          (183)           223
   CPS                                           311         (1,330)
                                             -------       --------
   Total segment operating profit           $ 17,740       $ 22,972

Corporate overhead                            (3,614)        (3,695)
Earnings from unconsolidated entities          4,056          4,050
Interest income, net                           3,277          2,069
                                            --------       --------
Pre-tax income                              $ 21,459       $ 25,396
                                            ========       ========

(1) Net of Inter-Segment revenues of $4,273,000 and $4,764,000 for 1996 and 1995, respectively.

                                                     Capital
                                                   Expenditures
                                               -------------------
                                               1996           1995
                                               ----           ----
Aviation Services                            $11,908         $2,609
GPM                                               99            198
CPS                                              528            401
                                             -------         ------
Total                                        $12,535         $3,208
                                             =======         ======

                                                   Depreciation
                                                 and amortization
                                               -------------------
                                               1996           1995
                                               ----           ----
Aviation Services                             $7,082         $7,357
GPM                                            1,347          1,727
CPS                                              682            470
Corporate                                        119            116
                                              ------         ------
Total                                         $9,230         $9,670
                                              ======         ======

                                              Identifiable Assets
                                              -------------------
                                              1996           1995
                                              ----           ----
Aviation Services                           $164,560       $152,150
GPM                                           26,684         30,529
CPS                                           17,990         17,640
Corporate                                     32,276         29,032
                                            --------       --------
Total                                       $241,510       $229,351
                                            ========       ========

        All of the Company's operating revenues and operating profits for the year ended June 30, 1994, were from Aviation
Services.

        Segment information by geographic areas for the years ended June 30, 1996, 1995, and 1994 is as follows (thousands of dollars):

                                        United
                                        States    Foreign   Consolidated
                                        ------    -------   ------------
1996
- ----
Operating revenue                     $140,689    $16,077       $156,766
                                      ========    =======       ========

Operating profit                      $ 13,480    $ 4,260       $ 17,740
   Earnings from
     unconsolidated entities                                       4,056
   Corporate overhead                                             (3,614)
   Interest income, net                                            3,277
                                                                --------
   Pre-tax income                                               $ 21,459
                                                                ========

Identifiable assets at June 30        $180,850    $60,660       $241,510
                                      ========    =======       ========

1995
- ----
Operating revenue                     $129,340    $14,305       $143,645
                                      ========    =======       ========

Operating profit                      $ 18,551    $ 4,421       $ 22,972
   Earnings from
     unconsolidated entities                                       4,050
   Corporate overhead                                             (3,695)
   Interest income, net                                            2,069
                                                                --------
   Pre-tax income                                               $ 25,396
                                                                ========

Identifiable assets at June 30        $176,878    $52,473       $229,351
                                      ========    =======       ========

1994
- ----
Operating revenue                     $ 75,240    $16,426       $ 91,666
                                      ========    =======       ========

Operating profit                      $ 19,383    $ 5,242       $ 24,625
   Earnings from
     unconsolidated entities                                       2,020
   Corporate overhead                                             (3,653)
   Interest income, net                                              633
                                                                --------
   Pre-tax income                                               $ 23,625
                                                                ========

Identifiable assets at June 30        $121,350    $52,895       $174,245
                                      ========    =======       ========

        During 1996, 1995, and 1994, the Company conducted operations in approximately ten foreign countries as well as in the United States. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. Identifiable assets in 1996, 1995, or 1994 attributable to operations in any one foreign country or any single customer were not "significant" as defined in SFAS No. 14. The Company earned revenues totaling $11,964,000 from one customer in 1994. Revenue earned from any single customer did not exceed 10% of total revenues
during 1996 or 1995.   United States registered equipment is
chartered to foreign subsidiaries from time to time at rates sufficient to cover costs plus a reasonable return. These revenues ($7,441,000 in 1996; $7,118,000 in 1995; and $5,630,000 in 1994)
have been eliminated in the amounts shown above.


J - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               Quarter Ended
                               -------------------------------------------
                               Sept. 30     Dec. 31    Mar. 31     June 30
                               --------     -------    -------     -------
                                          (thousands of dollars,
                                         except per share amounts)

1996
- ----
Revenue                         $38,767     $39,944    $37,800     $39,718
Gross profit                      6,742       6,152      6,854       6,657
Net income                        3,659       3,456      4,111       4,050
Earnings per common share          0.19        0.18       0.21        0.20

1995
- ----
Revenue                         $26,225     $41,695    $36,514     $39,797
Gross profit                      7,691       8,127      6,421       7,734
Net income                        5,018       5,220      3,880       4,332
Earnings per common share          0.28        0.27       0.20        0.22

1994
- ----
Revenue                         $21,976     $23,032    $25,794     $23,882
Gross profit                      7,152       6,657      7,527       6,212
Net income                        4,427       4,100      4,805       3,915
Earnings per common share          0.25        0.23       0.27        0.22


ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None



                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

        There is incorporated by reference herein the information under the caption "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 5, 1996.


ITEM 11. Executive Compensation

        There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 5, 1996.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        There is incorporated by reference herein the information under the captions "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual
Stockholders Meeting to be held on December 5, 1996.

ITEM 13. Certain Relationships and Related Transactions

        There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders Meeting to be held on December 5, 1996.



                                PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements:
         Report of Independent Public Accountants
         Consolidated Balance Sheet - June 30, 1996 and 1995
         Consolidated Statement of Income for the three years
                ended June 30, 1996
         Consolidated Statement of Stockholders' Investment for the
                three years ended June 30, 1996
         Consolidated Statement of Cash Flows for the three years
                ended June 30, 1996
         Notes to Consolidated Financial Statements


        All schedules have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

                               Incorporated by
                                 Reference to
                               Registration or   Form or            Exhibit
     Exhibits                       File No.     Report    Date     Number
     --------                  ----------------  ------    ----     -------
(3)  Articles of Incorporation
     and By-laws
     (1)   Delaware Certificate
           of Incorporation          0-5232       10-K    Jun 1989   3(10)
     (2)   Agreement and Plan
           of Merger dated
           December 29, 1987         0-5232       10-K    Jun 1989   3(11)
     (3)   Certificate of Merger
           dated December 29, 1987   0-5232       10-K    Jun 1990    3(3)
     (4)   Certificate of
           Correction of Certificate
           of Merger dated
           January 20, 1988          0-5232       10-K    Jun 1990    3(4)
     (5)   Certificate of
           Amendment of
           Certificate of
           Incorporation
           dated November 30, 1989   0-5232       10-K    Jun 1990    3(5)
     (6)   Certificate of
           Amendment of
           Certificate of
           Incorporation
           dated December 9,1992     0-5232       8-K     Dec 1992      3
     (7)   Rights Agreement and
           Form of Rights
           Certificate               0-5232       8-A     Feb 1996      4
     (8)   Amended and Restated
           By-laws                   0-5232       8-K     Feb 1996    3(7)
     (9)   Certificate of
           Designation of Series
           A Junior Participating
           Preferred Stock

(10) Material Contracts
     (1)   1978 Stock Option and
           Stock Appreciation
           Rights Plan, as
           amended *               33-14800       S-8     Jun 1987    4(a)
     (2)   Employee Incentive
           Award Plan *              0-5232       10-K    Jun 1981   10(5)
     (3)   Executive Severance
           Agreement, similar
           contract omitted
           pursuant to Instruction
           2 to Item 601 of
           Regulation S-K *          0-5232       10-K    Jun 1989  10(12)
     (4)   Executive Welfare Benefit
           Agreement, similar
           agreement omitted
           pursuant to
           Instruction 2 to
           Item 601 of
           Regulation S-K *         33-9596       S-4     Dec 1986  10(ww)
     (5)   Executive Welfare Benefit
           Agreement, similar
           agreements are
           omitted pursuant
           to Instruction
           2 to Item 601 of
           Regulation S-K *         33-9596       S-4     Dec 1986  10(xx)
     (6)   Offshore Logistics, Inc.
           1991 Non-qualified
           Stock Option Plan
           for Non-employee
           Directors *             33-50946       S-8     Aug 1992     4.1
     (7)   Agreement and Plan of
           Merger dated as of
           June 1, 1994,
           as amended              33-79968       S-4     Aug 1994    2(1)
     (8)   Shareholders
           Agreement
           dated as of
           June 1, 1994            33-79968       S-4     Aug 1994    2(2)
     (9)   Proposed Form of
           Non-competition
           Agreement with
           Individual
           Shareholders            33-79968       S-4     Aug 1994    2(3)
     (10)  Proposed Form of
           Joint Venture
           Agreement               33-79968       S-4     Aug 1994    2(4)
     (11)  Grasso Corporation
           1990 Long-Term
           Incentive
           Plan *                  33-85670       S-8     Oct 1994     14
     (12)  Offshore Logistics, Inc.
           1994 Long-Term
           Management
           Incentive Plan *        33-87450       S-8     Dec 1994      84
     (13)  Offshore Logistics, Inc.
           Annual Incentive
           Compensation
           Plan *                    0-5232       10-K    Jun 1995  10(20)



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

(23)   Consent of Independent Public Accountants.

(27)   Financial Data Schedule.

(b)    Reports on Form 8-K

           The Company filed a Form 8-K dated February 8, 1996.
           Information reported was under Item 5 - Other Events
           Related to the Company's Amended and Restated By-laws.





                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OFFSHORE LOGISTICS, INC.


                                 By:     /s/ George M. Small
                                     ----------------------------------
                                            George M. Small
                                Vice President - Chief Financial Officer
                              (Principal Financial and Accounting Officer)

September 27, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ James B. Clement   Chairman of the Board, President   September 27, 1996
- -----------------------      Chief Executive Officer,
   James B. Clement               and Director


 /s/ Louis F. Crane                 Director               September 27, 1996
- -----------------------
    Louis F. Crane


 /s/ David S. Foster                 Director               September 27, 1996
- -----------------------
   David S. Foster


 /s/ David M. Johnson               Director               September 27, 1996
- -----------------------
   David M. Johnson


 /s/ Kenneth M. Jones               Director               September 27, 1996
- -----------------------
    Kenneth M. Jones


 /s/ Harry C. Sager                 Director               September 27, 1996
- -----------------------
    Harry C. Sager


 /s/ George M. Small     Vice President, Chief Financial   September 27, 1996
- -----------------------        Officer, and Director
   George M. Small

                                    Director               September 27, 1996
- -----------------------
    Howard Wolf
