Form 10-Q
period 1996-09-30
OFFSHORE LOGISTICS INC
filed 1996-11-13
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                 FORM 10-Q


     [ x ]   Quarterly Report Pursuant to  Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 1996

       [  ]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the transition period  _____ to  _____

                       Commission File Number 0-5232


                          Offshore Logistics, Inc.
          (Exact name of registrant as specified in its charter)


           DELAWARE                              72-0679819
   (State or other jurisdiction of              (IRS Employer
   incorporation or organization)            Identification Number)

          224 RUE DE JEAN
  P. O. BOX 5C, LAFAYETTE, LOUISIANA                 70505
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (318) 233-1221

_______________________________________________________________________
        (Former name, former address and former fiscal year,
                     if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ x ]     No [   ]


     Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1996.

             19,499,501 shares of Common Stock, $.01 par value

             OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   Consolidated Statement of Income
          (thousands of dollars, except per share amounts)
                                                 Three Months Ended
                                                    September 30,
                                               _______________________
                                                1996             1995
                                               ______           ______

GROSS REVENUE
Operating revenue                            $   41,986       $   38,991
Gain (loss) on disposal of equipment                231             (224)
                                             ----------       ----------
                                                 42,217           38,767

OPERATING EXPENSES
Direct cost                                      30,217           29,872
Depreciation and amortization                     2,435            2,153
General and administrative                        3,190            3,100
                                             ----------       ----------
                                                 35,842           35,125
                                             ----------       ----------

OPERATING INCOME                                  6,375            3,642
Earnings from unconsolidated entites              1,255              625
Interest income                                   1,102            1,001
Interest expense                                    139              208
                                             ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES          8,593            5,060
Provision for income taxes                        2,750            1,472
(Income) loss of minority interest                   12               71
                                             ----------       ----------
NET INCOME                                   $    5,855       $    3,659
                                             ==========       ==========

Earnings per common share and
common equivalent share                      $     0.30       $     0.19
                                             ==========       ==========

Common shares and common
equivalent shares outstanding                19,764,582       19,766,027
                                             ==========       ==========

                 OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheet
                          (thousands of dollars)

                                               September 30,       June 30,
                                                   1996              1996
                                               ____________        ________

ASSETS

Current Assets:
  Cash and cash equivalents                    $     69,224     $    57,072
  Investment in marketable securities                15,970          19,967
  Accounts receivable                                29,662          29,743
  Inventories                                        26,896          26,724
  Prepaid expenses                                      932             694
                                               ------------     -----------
       Total current assets                         142,684         134,200

Investments in unconsolidated entities                8,783           8,792
Property and equipment - at cost:
  Land and buildings                                  2,977           2,977
  Aircraft and equipment                            136,755         135,613
                                                -----------     -----------
                                                    139,732         138,590
Less: accumulated depreciation and
 amortization                                       (66,334)        (64,401)
                                                -----------     -----------
                                                     73,398          74,189
Other assets, primarily goodwill                     24,089          24,329
                                                -----------     -----------
                                                $   248,954     $   241,510
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable                              $     3,476     $     4,872
  Accrued liabilities                                10,902           8,542
  Current maturities of long-term debt                4,850           4,850
                                                -----------     -----------
       Total current liabilities                     19,228          18,264

  Long-term debt, less current maturities               750             750
  Deferred credits                                    1,865           2,487
  Deferred taxes                                     20,518          19,271
  Minority interest                                   1,043           1,055

Stockholders' Investment:
  Common Stock, $.01 par value, authorized
    35,000,000 shares; outstanding 19,499,501
    and 19,498,398 at September 30 and June
    30, respectively (exclusive of 517,550
    treasury shares)                                    195             195
  Additional paid-in capital                         95,946          95,934
  Retained earnings                                 109,409         103,554
                                               ------------     -----------
                                                    205,550         199,683
                                               ------------     -----------
                                               $    248,954     $   241,510
                                               ============     ===========

                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                           (thousands of dollars)

                                                   Three Months Ended
                                                     September 30,
                                                   __________________
                                                  1996            1995
                                                  ____            ____

Cash flows from operating activities:
   Net income                                  $     5,855     $     3,659
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     2,435           2,153
   Increase in deferred taxes                        1,247             102
   (Gain) loss on asset dispositions                  (231)            224
   Minority interest in earnings                       (12)            (71)
   Decrease in accounts receivable                      81              31
   Increase in inventories                            (172)           (361)
   Increase in prepaid expenses and other             (332)           (828)
   Increase (Decrease) in accounts payable          (1,396)            921
   Increase (Decrease) in accrued liabilities        2,360            (620)
   Decrease in deferred credits                       (622)           (625)
                                               -----------     -----------
Net cash provided by operating activities            9,213           4,585
                                               -----------     -----------

Cash flows from investing activities:
Capital expenditures                                (1,391)         (1,349)
Proceeds from asset dispositions                       318              65
Proceeds from maturity of marketable
 securities                                          4,000               -
                                               -----------     -----------
Net cash provided by (used in) investing
 activities                                          2,927          (1,284)
                                               -----------     -----------
Cash flows from financing activities:
   Proceeds from borrowings                              -             150
   Issuance of common stock                             12             184
                                               -----------     -----------
Net cash provided by investing activities               12             334
                                               -----------     -----------

Net increase in cash and cash equivalents           12,152           3,635
Cash and cash equivalents at beginning of year      57,072          47,973
                                               -----------     -----------
Cash and cash equivalents at end of quarter    $    69,224     $    51,608
                                               ===========     ===========

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                    $       134     $       138
   Income taxes                                        450           1,047


              OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996


NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


NOTE B - Bristow Helicopters

         As previously announced, the Company entered into a letter of intent with each of the two major shareholders of Bristow Helicopter Group Limited ("Bristow"). Upon completion of the transaction, the Company will hold common stock of the new holding company of Bristow, along with a substantial portion of its subordinated debt. Caledonia Investments plc, the remaining shareholder of Bristow, will become a significant shareholder in the Company. The transaction, which values Bristow at approximately $300 million, including its present debt, is subject to final documentation, review of final documentation by the British Civil Aviation Authority ("CAA"), and approval by the respective Boards of Directors. The Company will finance the transaction with a combination of cash, debt, and common stock.


NOTE C - New Accounting Pronouncements

         Effective July 1, 1996, the Company adopted Statement of
Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption had no impact on the Company's results of operations or financial position.

         On July 1, 1996, the Company elected to continue to account for its employee stock options in accordance with the provisions of Accounting Principles Board Opinion 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation."

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         A summary of operating results for the applicable periods is as follows:

                                                        Three Months Ended
                                                           September 30,
                                                        ___________________
                                                         1996         1995
                                                         ____         ____

Gross revenue                                         $  42,217    $  38,767
Operating expenses                                       35,842       35,125
                                                      ---------    ---------
Operating income                                          6,375        3,642

Earnings from unconsolidated entities                     1,255          625
Interest income, net                                        963          793
                                                      ---------    ---------
Income before provision for income taxes                  8,593        5,060


Provision for income taxes                                2,750        1,472
(Income) loss of minority interest                           12           71
                                                      ---------    ---------
Net income                                            $   5,855    $   3,659
                                                      =========    =========

RESULTS OF OPERATIONS

Consolidated:

         Consolidated operating revenues for the three months ended September 30, 1996, were $42.0 million compared to $39.0 million for the prior year. The increase in revenue is primarily attributable to the improved activity levels in helicopter activities. Consolidated operating expenses for the three months ended September 30, 1996 and 1995, were $35.8 million and $35.1 million, respectively. Operating income (excluding gains on disposal of equipment) for the three months ended September 30, 1996, was $6.1 million, close to a 60% improvement from the prior year. Net income from continuing operations was $5.9 million, the highest in the Company's 27 year history. The improved results in operations is due to several positive factors, including increased helicopter operations in the Gulf of Mexico and internationally as well as improved results from GPM and CPS.

Helicopter Activities:

         Consolidated third party flight hours for the three months ended September 30, 1996, of 28,780 increased approximately 15% compared to the prior year. Strong drilling activity in the Gulf of Mexico increased the demand for the Company's larger crew change aircraft and the Company had 18 aircraft working in international areas during the three months ended September 30, 1996, an increase of four aircraft from the prior year. Operating revenues for helicopter activities for the three months ended September 30, 1996 and 1995, were $25.7 million and $21.7 million, respectively. The 18% increase in revenues is the result of increased flight activity coupled with a small increase in helicopter rates, the first rate increase since 1990. Operating expenses for helicopter activities for the three months ended September 30, 1996 and 1995, were $19.0 million and $17.1 million, respectively, an 11% increase. Gross margin for helicopter activities was 26% and 21% for the three months ended September 30, 1996 and 1995, respectively.

Production Management Services:

         Operating revenues from GPM were approximately $7.6 million for the three months ended September 30, 1996, compared to prior year revenues of $8.7 million, a 12% decrease. Operating expenses for GPM were approximately $7.2 million for the three months ended September 30, 1996, compared to $8.4 in the prior year, a 15% decrease. During the past year GPM focused on improving gross margins by improving its pricing policy and implementing several cost containment measures. The result was a decrease in operations with an improvement in gross margin. Gross margin for GPM was 6% for the three months ended September 30, 1996, compared to 3% for the prior year.

Cathodic Protection Services:

         Operating revenues from CPS were approximately $9.3 million for the three months ended September 30, 1996, compared to prior year revenues of $9.8 million, a 5% decrease. Operating expenses for CPS were approximately $9.2 million for the three months ended September 30, 1996, compared to $9.9 in the prior year, a 7% decrease. Operating income from CPS was $0.1 million for the three months ended September
30, 1996, compared to an operating loss of $0.1 million in the prior year.

Liquidity and Capital Resources:

         Cash, cash equivalents, and marketable securities were $85.2 million as of September 30, 1996, an $8.2 million increase from fiscal year end 1996. Total debt was $5.6 million as of September 30, 1996, all related to CPS and recourse to CPS only. CPS maintains a revolving credit facility with a maximum borrowing limit of $7.5 million.

         As of September 30, 1996, the Company had another $10 million of credit available under an unsecured working capital line of credit from a bank. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

         As previously announced, the Company entered into a letter of intent with each of the two major shareholders of Bristow. Upon completion of the transaction, the Company will hold common stock of the new holding company of Bristow, along with a substantial portion of its subordinated debt. Caledonia Investments plc, the remaining shareholder of Bristow, will become a significant shareholder in the Company. The transaction, which values Bristow at approximately $300 million, including its present debt, is subject to final documentation, review of final documentation by the CAA, and approval by the respective Boards of Directors. The Company will finance the transaction with a combination of cash, debt, and common stock.

         The effective income tax rates were 32% and 29% for the three months ended September 30, 1996 and 1995, and is based on the Company's projected effective tax rate for the fiscal year then ended. The increase in the projected tax rate for fiscal 1997 is primarily the result of higher projected domestic income for the year.

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

Forward Looking:

         The Company cannot predict the future prices of crude oil or natural gas nor the future level of drilling activity. However, if current drilling activity levels continue in the Gulf of Mexico, management is optimistic that the high demand for the Company's helicopter activities will continue. In addition, management is optimistic about the possibility of increasing the Company's worldwide helicopter operations through its investment in Bristow. Although no assurances can be made, management believes that this transaction will close before December 31, 1996.

         There are statements contained herein that are forward-looking and are based on factors including, among other things, the prices of crude oil and natural gas, the level of offshore drilling activity, and the worldwide oil and gas market, which could cause actual results to differ materially from such expectations.

                                 PART II


Item 6. Exhibits and Reports on Form 8-K

(a)     Listed below are the documents filed as exhibits to this report:

          Exhibit 11 - Computation of Earnings Per Share
          Exhibit 27 - Financial Data Schedule

(b)     No reports on Form 8-K were filed during the quarter ended
        September 30, 1996.

                             SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OFFSHORE LOGISTICS, INC.



                                     BY:    /s/ James B. Clement
                                        __________________________________
                                          JAMES B. CLEMENT
                                          Chairman of the Board, President,
                                           and Chief Executive Officer,

                                     DATE:   November  13, 1996







                                     BY:     /s/ George M. Small
                                        __________________________________
                                          GEORGE M. SMALL
                                          Vice President and
                                           Chief Financial Officer

                                     DATE:   November 13, 1996

                                   EXHIBIT 11
                        Computation of Earnings Per Share

                                                     Three Months Ended
                                                        September 30,
                                                    ____________________
                                                    1996            1995
                                                    ____            ____
PRIMARY:

Weighted average shares outstanding              19,498,820      19,450,726

Net effect of dilutive stock warrants
based on the Treasury Stock method
using average market price                           19,387          29,024

Net effect of dilutive stock options
based on the Treasury Stock method
using average market price                          246,375         286,277
                                                 ----------      ----------
                                                 19,764,582      19,766,027
                                                 ==========      ==========

FULLY DILUTED:

Weighted average shares outstanding              19,498,820      19,450,726

Net effect of dilutive stock warrants
based on the Treasury Stock method
using end of period market price                     28,491          31,024

Net effect of dilutive stock options
based on the Treasury Stock method
using end of period market price                    316,404         298,476
                                                 ----------      ----------
                                                 19,843,715      19,780,226
                                                 ==========      ==========


                                                   (thousands of dollars,
                                                   except per share data)

Net income                                       $    5,855      $    3,659
                                                 ==========      ==========

Per share amount - Primary                       $     0.30      $     0.19
                                                 ==========      ==========

Per share amount - Fully diluted                 $     0.30      $      .19
                                                 ==========      ==========
