Form 10-Q
period 1996-12-31
OFFSHORE LOGISTICS INC
filed 1997-02-14
CIK 73887

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           [x]  Quarterly Report Pursuant to  Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1996

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


-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.            Yes [x]     No [ ]


                Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 1996.

               21,040,989 shares of Common Stock, $.01 par value

==============================================================================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (thousands of dollars, except per share amounts)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  DECEMBER 31,                DECEMBER 31,
                                            -------------------------   --------------------------
                                              1996          1995          1996          1995
                                            ------------  -----------   ------------  ------------
GROSS REVENUE
Operating revenue.........................  $    49,614   $    39,878   $    91,600   $    78,869
Gain (loss) on disposal of equipment......          492            66           723          (158)
                                            -----------   -----------   -----------   -----------
                                                 50,106        39,944        92,323        78,711

OPERATING EXPENSES
Direct cost...............................       36,789        31,608        67,006        61,480
Depreciation and amortization.............        3,137         2,184         5,572         4,337
General and administrative................        3,324         3,152         6,514         6,252
                                            -----------   -----------   -----------   -----------
                                                 43,250        36,944        79,092        72,069
                                            -----------   -----------   -----------   -----------

OPERATING INCOME..........................        6,856         3,000        13,231         6,642
Earnings from unconsolidated entities.....        1,019         1,109         2,274         1,734
Interest income...........................        1,246         1,050         2,348         2,051
Interest expense..........................          831           192           970           400
                                            -----------   -----------   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES..        8,290         4,967        16,883        10,027
Provision for income taxes................        2,653         1,436         5,403         2,908
(Income) loss of minority interest........          (29)          (75)          (17)           (4)
                                            -----------   -----------   -----------   -----------
NET INCOME................................  $     5,608   $     3,456   $    11,463   $     7,115
                                            ===========   ===========   ===========   ===========
Earnings per common share and
common equivalent share...................        $0.28         $0.18         $0.57         $0.36
                                            ===========   ===========   ===========   ===========
Common shares and common
equivalent shares outstanding.............   20,174,104    19,728,422    19,969,343    19,748,084
                                            ===========   ===========   ===========   ===========


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                         DECEMBER 31,   JUNE 30,
                                                            1996          1996
                                                         ------------    -------
ASSETS
------
Current Assets:
 Cash and cash equivalents...............................   $ 27,971    $ 57,072
 Investment in marketable securities.....................          -      19,967
 Accounts receivable.....................................     82,601      29,743
 Inventories.............................................     72,832      26,724
 Prepaid expenses........................................        769         694
                                                            --------    --------
      Total current assets...............................    184,173     134,200

Investments in unconsolidated entities...................     10,929       8,792
Property and equipment - at cost:
 Land and buildings......................................     15,927       2,977
 Aircraft and equipment..................................    505,692     135,613
                                                            --------    --------
                                                             521,619     138,590
Less: accumulated depreciation and amortization..........    (68,661)    (64,401)
                                                            --------    --------
                                                             452,958      74,189
Other assets.............................................     37,310      24,329
                                                            --------    --------
                                                            $685,370    $241,510
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
 Accounts payable........................................   $ 32,207    $  4,872
 Accrued liabilities.....................................     38,111       8,542
 Current maturities of long-term debt....................     49,678       4,850
                                                            --------    --------
      Total current liabilities..........................    119,996      18,264

 Long-term debt, less current maturities.................    206,151         750
 Deferred credits........................................      1,244       2,487
 Deferred taxes..........................................    111,248      19,271
 Minority interest.......................................      9,819       1,055

Stockholders' Investment:
 Common Stock, $.01 par value, authorized
    35,000,000 shares; outstanding 20,040,989 and
    19,498,398 at December 31 and June 30,
    respectively (exclusive of 517,550 treasury shares)..        210         195
 Additional paid-in capital..............................    114,944      95,934
 Retained earnings.......................................    115,017     103,554
 Cumulative translation adjustment.......................      6,741           -
                                                            --------    --------
                                                             236,912     199,683
                                                            --------    --------
                                                            $685,370    $241,510
                                                            ========    ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (thousands of dollars)

                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                                   1996       1995
                                                                ----------  ---------
Cash flows from operating activities:
     Net income...............................................  $  11,463   $  7,115
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization............................      5,572      4,337
     Increase (Decrease) in deferred taxes....................       (695)       428
     Loss (Gain) on asset dispositions........................       (723)       158
     Minority interest in earnings............................         17          4
     Increase in accounts receivable..........................     (4,041)      (445)
     Increase in inventories..................................     (1,748)      (885)
     Increase in prepaid expenses and other...................     (3,241)      (681)
     Increase (Decrease) in accounts payable..................       (487)     2,137
     Increase (Decrease) in accrued liabilities...............     11,910     (2,429)
     Decrease in deferred credits.............................     (1,244)    (1,250)
                                                                ---------   --------
Net cash provided by operating activities.....................     16,783      8,489
                                                                ---------   --------

Cash flows from investing activities:
     Capital expenditures.....................................     (3,794)    (4,608)
     Proceeds from asset dispositions.........................      1,012        150
     Investment in marketable securities......................        ---    (11,952)
     Proceeds from sale or maturity of marketable securities..     20,001     11,988
     Cash used in Bristow transaction, net of cash received...   (153,029)       ---
                                                                ---------   --------
Net cash used in investing activities.........................   (135,810)    (4,422)
                                                                ---------   --------

Cash flows from financing activities:
     Proceeds from borrowings.................................     88,418        150
     Issuance of common stock.................................      1,501        447
                                                                ---------   --------
Net cash provided by financing activities.....................     89,919        597
                                                                ---------   --------
Effect of exchange rate changes in cash.......................          7         --
                                                                ---------   --------

Net increase (decrease) in cash...............................    (29,101)     4,664
Cash and cash equivalents at beginning of year................     57,072     47,973
                                                                ---------   --------

Cash and cash equivalents at end of quarter...................  $  27,971   $ 52,637
                                                                =========   ========
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest....................................................  $   2,654   $    319
  Income taxes................................................      5,235      4,148


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE B - BRISTOW HELICOPTERS

     On December 19, 1996, the Company completed its previously announced transaction to acquire a significant economic interest in Bristow Aviation Holdings, Ltd. ("BAHL"), a newly incorporated company in England. BAHL was formed to acquire all of the outstanding shares of Bristow Helicopter Group, Ltd. ("Bristow"). Bristow has conducted helicopter operations for more than 30 years and currently operates 121 aircraft in the North Sea, Nigeria, China, South America, Australia, Cambodia, and Brunei.

     Under the terms of the transaction, the Company will own 49% of BAHL, (Pounds) 5.0 million of Bristow's subordinated debt and (Pounds) 91 million of subordinated debt of BAHL. The subordinated debt of BAHL will bear interest at an annual rate of 13.5%. In addition, the Company has entered into put/call agreements with the other two shareholders of BAHL whereby the Company will have the right to buy all BAHL shares held by the shareholders and who, in turn, will have the right to sell their shares to the Company at a fixed price of (Pounds)
5.1 million, plus an additional amount equal to a 10% or 12% return depending on which party elects to buy/sell under the agreement. Under current U.K. law, voting control of BAHL must reside with European citizens and accordingly, the Company would be required to find a qualified European investor or investors to own 51% of the outstanding shares of BAHL if it bought out the original shareholders.

     The Company financed the purchase price of $169.4 million with a combination of $56.5 million of existing cash, $98 million of 6% convertible subordinated notes and 1,374,389 shares of common stock. The 6% convertible notes ("notes") pay interest semi-annually on June 15 and December 15 and are due December 15, 2003. The notes are convertible 60 days after issuance, at the option of the holder, into shares of common stock of the Company at a conversion price of $22.86 per share. The notes are redeemable, in whole or in part after December 15, 1999, at the option of the Company at the following redemption prices:

          YEAR                            REDEMPTION PRICE
          ----                            ----------------

          1999.............................    103.43%
          2000.............................    102.57%
          2001.............................    101.71%
          2002.............................    100.86%

          The transaction was treated as a purchase for accounting purposes. The purchase price has been allocated to the assets and liabilities based on estimated fair value. The purchase price allocation is preliminary and subject to final review.

          The operating results of BAHL have been consolidated in the Company's statement of income since December 19, 1996. The following summarized unaudited income statement data reflects the impact the transaction would have had on the Company's results of operations for the six months ended December 31, 1996 and 1995 had the transaction occurred on July 1, 1995:

                                PROFORMA RESULTS FOR THE
                              SIX MONTHS ENDED DECEMBER 31,
                              -----------------------------
                    (thousands of dollars, except per share amounts)

                                   1996      1995
                                 --------  --------
                                    (unaudited)

Gross revenue..................  $211,904  $198,924
                                 ========  ========

Net Income.....................  $ 13,078  $  9,864
                                 ========  ========

Earnings per common share and
common equivalent share:
 Primary.......................  $   0.62  $   0.47
                                 ========  ========
 Fully diluted.................  $   0.59  $   0.47
                                 ========  ========

NOTE C - FOREIGN CURRENCY TRANSACTION

          The functional currency of Bristow is the British pound sterling. The December 31, 1996 balance sheet of Bristow was translated using the period end exchange rate. The operating results of Bristow from December 19, 1996 through December 31, 1996 were translated using the weighted average exchange rate for the period. There were no material foreign transaction gains or losses for the period from December 19, 1996 through December 31, 1996.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company's most significant operation is supplying helicopter transportation services to the worldwide offshore oil and gas industry. This area of operation was enhanced by the Company's completion of its investment in Bristow Aviation Holdings, Ltd. ("BAHL") on December 19, 1996. BAHL was formed to acquire all of the outstanding shares of Bristow Helicopter Group, Ltd. ("Bristow"). Bristow is also a leading supplier of helicopter transportation services to the worldwide offshore oil and gas industry. With the addition of the assets and the operations of Bristow, the Company will conduct operations in the two largest oil and gas producing regions, the North Sea and the Gulf of Mexico, and more than 15 other countries around the world with a fleet of 320 aircraft. The Company, through its investment in Bristow, provides pilot and engineering training services for both governmental agencies and private industry, technical engineering and design services, search and rescue operations, and repair and overhaul services. The Company also provides production personnel and medical support services to the worldwide oil and gas industry and manufactures, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities and other metal structures.

          A summary of operating results for the applicable periods is as follows:


                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                           ---------------------  --------------------
                                              1996       1995       1996       1995
                                            ---------  ---------  ---------  ---------

Gross revenue.............................   $50,106    $39,944    $92,323    $78,711
Operating expenses........................    43,250     36,944     79,092     72,069
                                             -------    -------    -------    -------

Operating income..........................     6,856      3,000     13,231      6,642

Earnings from unconsolidated entities.....     1,019      1,109      2,274      1,734
Interest income, net......................       415        858      1,378      1,651
                                             -------    -------    -------    -------

Income before provision for income taxes..     8,290      4,967     16,883     10,027

Provision for income taxes................     2,653      1,436      5,403      2,908
(Income) loss of minority interest........       (29)       (75)       (17)        (4)
                                             -------    -------    -------    -------

Net income................................   $ 5,608    $ 3,456    $11,463    $ 7,115
                                             =======    =======    =======    =======

RESULTS OF OPERATIONS
---------------------

CONSOLIDATED
          Consolidated operating revenues for the three months ended December 31, 1996 were $49.6 million compared to $39.9 million in the prior year, a 24% increase, and for the six months ended December 31, 1996 were $91.6 million compared to $78.9 million in the prior year, a 16% increase. The increase in revenue is attributable to the completion of the Bristow transaction on December 19, 1996

($8.2 million) , as well as the improved activity levels in helicopter activities. Consolidated operating expenses for the three months ended December 31, 1996 were $43.3 million compared to $36.9 million in the prior year, a 17% increase, and for the six months ended December 31, 1996 were $79.1 million compared to $72.1 million in the prior year, a 10% increase. The increase in expenses is primarily related to the additional expenses of Bristow since December 19, 1996. Operating income (excluding gains on disposal of equipment) for the three months and six months ended December 31, 1996 were $6.4 million and $12.5 million, respectively, representing an increase of over 100% and over 80%, respectively from the prior year. Net income for the three months and six months ended December 31, 1996 was $5.6 million and $11.5 million, respectively, a 60% increase over prior year net income.

HELICOPTER ACTIVITIES

          Consolidated flight hours were approximately 31,400 and 61,800 for the three months and six months ended December 31, 1996, respectively, a 19% and 14% increase compared to the same period in the prior year. The increase is related to the combined effect of improved Gulf of Mexico activity and the transaction with Bristow outlined previously, as well as increased activity of existing international operations.

          Operating revenues from helicopter activities for the three months and six months ended December 31, 1996 were approximately $33.8 million and $59.5 million, respectively, compared to $22.1 million and $43.8 million in the prior year. Strong drilling activity in the Gulf of Mexico increased the demand for the Company's larger crew change aircraft prompting an increase in helicopter rates and resulting in significantly higher operating revenues compared to the prior year. Operating revenues from the Gulf of Mexico activity were approximately $21.9 million and $43.0 million for the three months and six months ended December 31, 1996, a 17% and 16% increase over the prior year. Operating revenues from Bristow for the period from the transaction (December 19, 1996) through December 31, 1996 were $8.2 million. Operating revenues from existing International operations were $4.8 million and $9.6 million for the three months and six months ended December 31, 1996, respectively, an 18% and 30% increase from the prior year. Operating revenues from Alaska operations were $1.6 million and $4.1 million for the three months and six months ended December 31, 1996, respectively.

          Operating expenses for helicopter activities for the three months and six months ended December 31, 1996 were approximately $27.4 million and $46.3 million, respectively, compared to $18.8 million and $35.9 million in the prior year. Operating expenses for the Gulf of Mexico were approximately $17.9 million and $32.4 million for the three months and six months ended December 31, 1996, a 6% increase from the prior year. Operating expenses for Bristow for the period from the transaction (December 19, 1996) through December 31, 1996 were $7.5 million. Operating expenses for existing International operations were $3.3 million and $6.6 million for the three months and six months ended December 31, 1996, respectively.

          Operating income for helicopter activities (excluding gains on disposal of equipment) for the three months and six months ended December 31, 1996 were $6.5 million and $13.2 million, respectively, compared to $3.3 million and $7.9 million in the prior year. The $3.2 million and $5.3 million increase in operating income is primarily attributable to the Gulf of Mexico operations. Operating income in the Gulf of Mexico increased 125% and 84% for the three months and six months ended December 31, 1996, compared to the same period in
the prior year.   Consolidated gross margins for helicopter activities were 19%
and 22% for the three months and six months ended December 31, 1996, respectively, compared to 15% and 18% in the prior year.

PRODUCTION MANAGEMENT SERVICES

          Operating revenues from GPM were approximately $7.9 million for the three months ended December 31, 1996, equal to prior year revenues, and were $15.5 million for the six months ended December 31, 1996, a 7% decrease from the prior year. Operating expenses for GPM were approximately $7.4 million and $14.6 million for the three months and six months ended December 31, 1996, respectively, a 6% and an 11% decrease from the prior year. Gross margins for the three and six months ended December 31, 1996 were nearly 6%, prior year operations were close to breakeven. Improved gross margins were the result of improved pricing policies and several cost containment measures.

CATHODIC PROTECTION SERVICES

          Operating revenues from CPS were approximately $8.7 million and $18.0 million for the three months and six months ended December 31, 1996, respectively, a decrease of 20% and 13% from the comparable periods in the prior year. Operating expenses for CPS were approximately $8.5 million and $17.8 million for the three months and six months ended December 31, 1996, respectively, an 18% and a 13% decrease from the prior year. Operating income from CPS was $0.1 million and $0.2 million for the three months and six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents, and marketable securities were $28.0 million and $77.0 million as of December 31, 1996 and June 30, 1996, respectively. The Company used existing cash of $56.5 million together with the proceeds from issuing $98.0 million of 6% convertible subordinated debt to finance the Bristow transaction. Total debt was $255.8 million as of December 31, 1996, including $98.0 million of subordinated notes, (Pounds) 88.9 million of acquired Bristow debt ($152 million at December 31, 1996) with recourse to Bristow only, and $5.6 million related to CPS with recourse to CPS only. The convertible subordinated notes require semi-annual interest payments with principal due on December 15, 2003. The notes are convertible at the option of the holder and can be redeemed by the Company after December 15, 1999. The acquired Bristow debt has scheduled repayments through 2001 in British pounds sterling with (Pounds) 26.1 million repayable over the next 12 months. Certain portions of the debt can be repaid or acquired by the Company prior to maturity or on November 7, 1997, with no repayment penalty.

          As of December 31, 1996, the Company had $10 million of credit available under an unsecured working capital line of credit from a bank. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service for the foreseeable future.

          The effective income tax rates were 32% and 29% for the six months ended December 31, 1996 and 1995, and is based on the Company's projected effective tax rate for the fiscal year then ended. The increase in the projected tax rate for fiscal 1997 is primarily the result of higher projected domestic income for the year.

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

FORWARD LOOKING STATEMENTS

          The Company cannot predict the future prices of crude oil or natural gas nor the future level of drilling activity. However, if current drilling activity levels continue in the Gulf of Mexico, management is optimistic that the high demand for the Company's helicopter activities will continue. In addition, management is optimistic about the increase in the Company's worldwide helicopter operations through its investment in Bristow.

          There are statements contained herein that are forward-looking and are based on factors including, among other things, the prices of crude oil and natural gas, the level of offshore drilling activity, and the worldwide oil and gas market, which could cause actual results to differ materially from such expectations.

                                    PART II

Item 2.  Changes in Securities.
------   ---------------------

         On December 17, 1996, the Registrant sold $80,000,000 in aggregate principal amount of its 6% Convertible Subordinated Notes Due 2003 (the "Notes") to Jefferies & Company, Inc., Simmons & Company International, and Johnson Rice & Company L.L.C. (the "Initial Purchasers") at an aggregate offering price of $80,000,000. The aggregate underwriting discounts were $1,840,000. On December 27, 1996, the Registrant sold $10,500,000 in aggregate principal amount of the Notes to the Initial Purchasers at an aggregate offering price of $10,500,000 pursuant to the exercise by such purchasers of an over-allotment option. The aggregate underwriting discounts were $241,500.

         The Notes were resold by the Initial Purchasers to persons believed by them to be "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933 (the "Act"). The sale of the Notes to the Initial Purchasers was exempt from registration pursuant to the provisions of Section 4(2) of the Act and the resales by the Initial Purchasers were exempt pursuant to Rule 144A under the Act.

         The Notes are convertible at any time on or after February 25, 1997 and prior to maturity at a conversion price of $22.86 per share, subject to adjustment in certain events.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(a)      Listed below are the documents filed as exhibits to this report:

         Exhibit
         -------

             4. Instruments defining the rights of security holders, including indentures

                   (1) Indenture dated as of December 15, 1996, between Fleet National Bank and the Company

                   (2) Registration Rights Agreement dated December 17, 1996, between the Company and Jefferies & Company, Inc., Simmons & Company International, and Johnson Rice & Company L.L.C.

                   (3) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited

             11.   Computation of earnings per share

             27.   Financial data schedule

(b)      Reports on Form 8-K

         On January 3, 1997, the Company filed a Form 8-K dated December 19, 1996. Information reported was under Item 2 - Acquisition or Disposition of Assets and Item 9 - Sales of Equity Securities Pursuant to Regulation S.

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


                                        OFFSHORE LOGISTICS, INC.



                                        BY: /s/ James B. Clement
                                           -----------------------------
                                           JAMES B. CLEMENT
                                           Chairman of the Board, President,
                                           and Chief Executive Officer,

                                        DATE:   February  14, 1997







                                        BY: /s/ George M. Small
                                           -----------------------------
                                           GEORGE M. SMALL
                                           Vice President and Chief Financial
                                           Officer

                                        DATE: February 14, 1997