Form 10-Q/A
period 1996-12-31
OFFSHORE LOGISTICS INC
filed 1997-03-31
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                Form 10-Q/A

       / x /   Quarterly Report Pursuant to  Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
              For the quarterly period ended December 31, 1996

          /   /   Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
               For the transition period  _____ to  _____

                      Commission File Number 0-5232

                         Offshore Logistics, Inc.
_____________________________________________________________________________
          (Exact name of registrant as specified in its charter)

            DELAWARE                                72-0679819
__________________________________     ______________________________________
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)


         224 Rue de Jean
P. O. Box 5C, Lafayette, Louisiana                     70505
__________________________________     ______________________________________
     (Address of principal                           (Zip Code)
       executive offices)

Registrant's telephone number, including area code:   (318) 233-1221

_________________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

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

(a)      The Annual Meeting of Stockholders was held on December
         5, 1996.

(c)      Matters voted on at the meeting included:

         1. For the election of directors, all nominees were approved. The results were as follows:

                  NOMINEE                 FOR            WITHHELD

              James B. Clement        17,525,290          71,476
              Louis F. Crane          17,526,317          70,449
              David S. Foster         17,495,632         101,134
              David M. Johnson        17,526,317          70,449
              Kenneth M. Jones        17,526,276          70,490
              Harry C. Sager          17,526,317          70,449
              George M. Small         17,525,240          71,526
              Howard Wolf             17,411,924         184,842

                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OFFSHORE LOGISTICS, INC.



                                       BY:     /s/ James B. Clement
                                          ______________________________
                                           JAMES B. CLEMENT
                                           Chairman of the Board, President,
                                           and Chief Executive Officer,

                                       DATE:  March 31, 1997




                                       BY:     /s/ George M. Small
                                          ______________________________
                                           GEORGE M. SMALL
                                           Vice President and Chief
                                           Financial Officer

                                       DATE:  March 31, 1997