Form 10KT405
period 1997-03-31
OFFSHORE LOGISTICS INC
filed 1997-07-30
CIK 73887

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
         [ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         [x]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from July 1, 1996 to March 31, 1997

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

                         COMMON STOCK ($.01 PAR VALUE)
                        PREFERRED SHARE PURCHASE RIGHTS
                               (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----   ----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 X
                                                                          ----

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997 was $374,887,303.

   The number of shares outstanding of the registrant's Common Stock as of June 30, 1997 was 21,251,633.


================================================================================

                           OFFSHORE LOGISTICS, INC.
                               INDEX--FORM 10-K

                                                PART I
                                                                                                       Page
Item 1.    Business....................................................................................  1
Item 2.    Properties..................................................................................  7
Item 3.    Legal Proceedings...........................................................................  8
Item 4.    Submission of Matters to a Vote of Security Holders.........................................  9


                                              PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters................... 10
Item 6.    Selected Financial Data..................................................................... 10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....... 11
Item 8.    Consolidated Financial Statements and Supplementary Data.................................... 16
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................................ 38


                                                PART III

Item 10.    Directors and Executive Officers of the Registrant......................................... 39
Item 11.    Executive Compensation..................................................................... 39
Item 12.    Security Ownership of Certain Beneficial Owners and Management............................. 39
Item 13.    Certain Relationships and Related Transactions............................................. 39


                                                PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................  40
Signatures ...........................................................................................  43


                                    PART I


ITEM 1.   BUSINESS


   Offshore Logistics, Inc. was incorporated in Louisiana in 1969 and its state of incorporation was changed to Delaware in 1988. Unless the context herein indicates otherwise, all references to the "Company" refer to Offshore Logistics, Inc., ("OLOG") and its majority-owned entities and non-majority owned entities. The Company's executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana 70505, and its telephone number is (318) 233-1221.

   The Company, through its Air Logistics division ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. OLOG acquired 49% of the common stock of Bristow on December 19, 1996. See Note C in "Notes to Consolidated Financial Statements" for discussion of the
Company's investment in Bristow.   At March 31, 1997, Air Log's and Bristow's
operations included 330 aircraft (including 42 aircraft operated through unconsolidated entities).

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

   During October 1994, the Company acquired a 75% interest in Cathodic Protection Services Company ("CPS"). CPS manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, and other metal structures. During 1997, the Company adopted a plan to discontinue CPS, and on July 16, 1997, the Company completed its agreement to sell CPS to Corrpro Companies, Inc. The Company expects that the final gain or loss on disposition based on the closing date sales price will not have a significant impact on the Company's operating results.

   See Note L in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating profit, and identifiable assets by industry segment and geographical distribution for the nine month period ended March 31, 1997 and each of the two years ended June 30, 1996 and 1995.


                              FISCAL YEAR CHANGE

   On May 1, 1997, the Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, effective for the nine month period ended March 31, 1997. A nine month fiscal transition period from July 1, 1996 through March 31, 1997 will precede the start of the new fiscal year cycle. Other fiscal years presented and referred to in this report are on a June 30 fiscal year basis unless otherwise indicated.


                          FORWARD LOOKING STATEMENTS

   This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements herein regarding the timing of future events regarding the Company's operations, the statements under "Helicopter Activities -- United States Operations" regarding the ability of the Company to react to market conditions, under "Production Management Services -- Customers" and "Production Management Services -- Competition" regarding outsourcing and cost structure and the market for production management operations, under "General -- Union Activities" regarding the effect of the Company's pilots electing to be represented by a union, under "Legal Proceedings" regarding the Company's potential liability on envi-ronmental claims, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Helicopter Activities" regarding, respectively, concentration and globalization of the helicopter industry, restructuring of the oil and gas industry, and increased levels of activity and their effects on the Company's future prospects, and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding the Company's anticipated future financial position and cash requirements.

   Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto of the Company's customers, currency fluctuations, and international political conditions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


                             HELICOPTER ACTIVITIES

   Air Log and Bristow charter their helicopters to customers for use in transporting personnel and time-sensitive equipment from onshore bases to offshore drilling rigs, platforms, and other installations. The helicopter charters are for varying periods and, in some cases, may contain provisions for cancellation prior to completion of the contract. Charges under these charter agreements are generally based on either a daily or monthly fixed fee plus additional hourly charges. Helicopter activities are seasonal in nature and influenced by weather conditions and level of offshore production, exploration, and construction activity.

   The following table sets forth the number and type of aircraft operated by Air Log and Bristow at the end of the transition period and past two fiscal years.


                          PASSENGER     SPEED  MARCH 31,   JUNE 30,  JUNE 30,
        TYPE              CAPACITY      (MPH)    1997       1996       1995
        ----              ---------     -----  --------    -------   -------
   Tiger AS332L...........  28           160      29          --        --
   Sikorsky S-61..........  24           135      17          --        --
   Sikorsky S-76..........  12           160      36          18        18
   Puma SA 330J...........  16           150       2          --        --
   Bell 206B Jet Ranger...   4           115      26          25        30
   Bell 206L Series.......   6           125      74          70        70
   Bell 212...............  12           115      44          11        12
   Bell 412...............  12           140       6           6         6
   Bell 214ST.............  18           150       5           2         2
   Boelkow 105............   4           125      22          17        12
   Aerospatiale Twinstar..   5           135      10           8         9
   Other..................                        17           2         2
                                                 ---         ---       ---
                                                 288         159       161
                                                 ===         ===       ===

   At March 31, 1997, Air Log and Bristow owned 280 of the 288 aircraft that they operated. On May 30, 1997, the Company completed the acquisition of four aircraft previously operated under short term leases. The following table sets forth certain information concerning the 284 aircraft:


                                                      AS OF
                                                 MARCH 31, 1997
                                                 ------------------
                                                            NET
          TYPE                                   NUMBER  BOOK VALUE
          ----                                   ------  ----------
                                                           (000's)

        Tiger AS332L...........................     26    $189,598
        Sikorsky S-61..........................     17      44,174
        Sikorsky S-76..........................     35      50,014
        Puma SA 330J...........................      2       3,172
        Bell 206B Jet Ranger...................     26       2,527
        Bell 206L Series.......................     73      24,382
        Bell 212...............................     42      43,897
        Bell 412...............................      6       8,428
        Bell 214ST.............................      5      12,226
        Boelkow 105............................     22      10,491
        Aerospatiale Twinstar..................     10       2,608
        Other..................................      8       8,389
                                                   ---    --------
                                                   272     399,906
        Fixed Wing.............................      8      12,924
                                                   ---    --------
                                                   280    $412,830
                                                   ===    ========

   In addition to the foregoing 280 aircraft, at March 31, 1997, Bristow operated four aircraft pursuant to operating lease arrangements. Air Log and Bristow also provide services and technical support to entities that operate 42 helicopters of various types and five fixed wing aircraft.

UNITED STATES OPERATIONS

   The United States helicopter activities are conducted primarily from operating facilities along the Gulf of Mexico. As of March 31, 1997, Air Log operated 131 aircraft in that area. Air Log also operates ten aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of a secondary market for helicopters distinguishes the helicopter business from other segments of the oil service industry. Other uses for which helicopters are employed include emergency medical transportation, agricultural and forestry support, and general aviation activities. These additional uses enable the Company to scale down operations through the sale of excess equipment to companies in the aforementioned industries. Because of this ability to react to market conditions, management believes the helicopter segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

UNITED KINGDOM/EUROPE OPERATIONS

   During 1997, the Company expanded its presence in the United Kingdom and Europe through its investment in Bristow. As of March 31, 1997, 75 aircraft were being operated by Bristow in the United Kingdom and Europe, mainly in the North Sea offshore market. These activities are primarily dependent upon activity levels in the offshore oil and gas production, exploration, and construction industries in that area.

   Bristow also has a 33% interest in a joint venture that has a 15 year contract to provide pilot training and maintenance services to the British military. The joint venture will purchase and specially modify 47 aircraft and maintain a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997.

OTHER INTERNATIONAL OPERATIONS

   Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of March 31,

1997, Air Log and Bristow operated 72 of their helicopters in locations outside the United States and Europe. Air Log operated 22 aircraft in Brazil, Colombia, Egypt, and Mexico. Bristow operated 26 aircraft in Africa and 24 aircraft elsewhere throughout the world.

   In addition to its direct operations in international areas, Air Log and Bristow have service agreements with, and equity interests in, entities that operate 42 aircraft in Europe, Egypt, and Mexico. Air Log and Bristow provide services and technical support to these entities and, from time to time, lease aircraft to these entities as additional support for these operations.

CUSTOMERS

   The principal customers for the Company's helicopter activities are national and international petroleum and offshore construction companies. During 1997, 1996, and 1995, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

COMPETITION

   The helicopter transportation business is highly competitive on a worldwide basis. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary equipment and resources. The technical requirements of operating helicopters offshore have increased as oil and gas activities have moved into deeper water and more sophisticated aircraft are required to service the market. The number of small helicopter operators in the Gulf of Mexico has declined over the past several years, as it has become increasingly difficult to maintain an adequate shorebased infrastructure and provide the working capital required to conduct such operations, especially when the associated costs must be spread over a relatively small number of helicopters. One of Air Log's competitors has substantially more helicopters in service in the Gulf of Mexico. The harsh conditions in the North Sea demand larger more sophisticated equipment to conduct operations. Bristow has three competitors in the North Sea.

INDUSTRY HAZARDS AND INSURANCE

   Hazards, such as adverse weather and marine conditions, crashes, collisions, and fire are inherent in the offshore transportation and supply of such industry, and may result in losses of equipment, revenues, or death of personnel.

   Air Log and Bristow maintain Hull and Liability insurance which generally insures them against certain legal liabilities to others, as well as damage to their aircraft. It is also their policy to carry insurance for or require their customers to provide indemnification against expropriation, war risk, and confiscation of their helicopters employed in international operations. There is no assurance that in the future they will be able to maintain their existing coverage or that the premiums therefrom will not increase substantially.

GOVERNMENT REGULATION

   United States. As a commercial operator of small aircraft, Air Log is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. Air Log carries persons and property in its helicopters pursuant to an Air Taxi Certificate granted by the Federal Aviation Administration ("FAA").

   The FAA regulates the flight operations of Air Log and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities, and certain technical aspects of its operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Air Log is also subject to the Communications Act of 1934 because of the use of radio facilities in its operations.

   Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that Air Log's aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. At March 31, 1997, the Company had approximately 2,267,745 common shares held by persons with foreign addresses representing approximately 10.8% of the 21,081,133 common shares outstanding.

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

   United Kingdom. As a commercial operator of aircraft, Bristow is subject to regulations made under the Civil Aviation Act 1982 and other United Kingdom statutes. Bristow carries persons and property in its helicopters pursuant to an operating license granted by the Civil Aviation Authority ("CAA").

   The CAA regulates the flight operations of Bristow and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities, and certain technical aspects of Bristow's operations. Accident investigations are carried out by the Accident Investigation Branch of the Department of Transport. The CAA often imposes improved safety standards on the basis of a report of the Inspector.

   Under the Licensing of Air Carriers Regulations 1992, the CAA performs the functions relating to the grant and maintenance of operating licenses laid down by the European Union. The holder of an operating license must meet the ownership and control regulations of Council Regulation 2407/92 (i.e. one or more nationals of the United Kingdom or European Union/European Economic Area have majority ownership and effective control of the entity that operates under the license).

   Bristow's operations are subject to local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on Bristow's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry.

   International. Operations other than in the United States and the United Kingdom are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. Because of the impact of local laws, these operations are conducted primarily through entities (including joint ventures) in which local citizens own interests and Air Log or Bristow hold only a minority interest, or pursuant to arrangements under which the Company operates assets or conducts operations under contracts with local entities. There can be no assurance that there will not be changes in local laws, regulations or administrative requirements, or the interpretation thereof, any of which could have a material adverse effect on the business or financial condition of the Company or on its ability to continue operations in certain regions.

CURRENCY FLUCTUATIONS

   Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). For the nine months ended March 31, 1997, 41% of consolidated operating revenues were translated from pounds into the United States Dollar.
In addition, a portion of Bristow's revenues are denominated in other currencies (including Australian Dollars, French Francs, Nigerian Naira and Trinidad and Tobago Dollars) to cover expenses in the areas in which such expenses are incurred. To the extent operating revenues are denominated in the same currency as operating expenses, the Company can reduce its vulnerability to exchange rate fluctuations. Because the Company maintains its financial statements in United States Dollars, it is vulnerable to fluctuations in the exchange rate between the pound and the United States Dollar.


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

   GPM is the leading independent operator of oil and gas production facilities in the Gulf of Mexico. In addition, GPM also provides services for certain onshore facilities. In providing these services, GPM operates oil and gas production facilities for major and smaller independent oil and gas companies. Typical project assignments may involve full or limited management of operations of oil and gas production facilities located offshore, particularly in the Gulf of Mexico. The work involves placing experienced crews, employed by GPM, to operate the facilities and provide all necessary services and products for the offshore operations. When servicing offshore oil and gas production facilities, GPM's employees normally live on the facility for a seven day rotation. GPM's services include furnishing personnel, production operating services, paramedic services, and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. GPM also handles regulatory and production reporting, joint interest accounting, and royalty and working interest revenue disbursement services for certain of its customers.

OPERATIONS

   GPM's production management services are conducted primarily from production facilities in the Gulf of Mexico. As of March 31, 1997, GPM managed or had personnel assigned to 170 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

CUSTOMERS

   GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to out-source services provided by companies such as GPM which are able to operate more efficiently and with a lower cost structure. This allows the customers to focus their efforts on their core activities, which is the exploration and production of oil and gas. During 1997, 1996, and 1995, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

COMPETITION

   GPM's business is highly competitive. There are a number of competitors that are smaller than GPM but maintain a Gulf-wide presence. In addition, there are many smaller operators that compete on a local basis or for single projects or jobs. Management of the Company anticipates that the market for oil and gas production management operations will continue to increase over the next few years as oil and gas producing companies continue to reduce the size of field personnel and further utilize outside contractors as efforts to reduce their operating costs continue. Typically, GPM will be requested to bid on one or more production facilities owned by an oil and gas producer. The two key elements in the pricing of the bid are personnel and transportation costs. In addition to price, an additional consideration is the competence and stability of the operator since this can greatly affect the revenue flow to the producer and reduce the risk of possible damage to the production facility. There are no assurances that an increase in the market for production management will occur.

INDUSTRY HAZARDS AND INSURANCE

   GPM's operations are subject to the normal risks associated with working on an oil and gas production facility. These risks could result in damage to or loss of property and injury to or death of personnel. GPM carries normal business insurance including general liability, workers' compensation, automobile liability, and property and casualty insurance coverages. Management believes GPM is adequately protected from most business risks normally subject to insurance.

GOVERNMENT REGULATION

   The Mineral Management Service ("MMS") regulates the production operations of GPM and, in this respect, exercises jurisdiction over personnel, production facilities, and certain technical aspects of GPM's operations.

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


                                    GENERAL

EMPLOYEES

          As of March 31, 1997 Air Log, Bristow, and GPM employed 637; 1,878; and 570 employees worldwide, respectively. The Company's corporate staff consisted of 24 employees.

UNION ACTIVITIES

   The Company's employees are not represented by unions. However, in May 1997, the Office and Professional Employees International Union filed with the National Mediation Board an application for representation of Offshore Logistics' pilots. A similar application has also been filed against Air Log's principal competitor in the United States in what appears to be an effort to organize the pilots of all major helicopter operators in the Gulf of Mexico. At this point, the Company is unable to predict the probable outcome of the election which will be held on August 6, 1997.

   In 1983, the Company was petitioned by the Oil, Chemical, and Atomic Workers Union for representation of its helicopter pilots. This effort was defeated by election results in February 1984. In 1975, the Company had been petitioned by the Teamsters Union for an election. However, the Union decided not to seek an election after several months of union solicitation. Union campaigns in 1970, 1974, and 1980 at Air Log's principal competitor also failed. None of the companies currently operating in the domestic helicopter service industry are unionized.

   The Company believes that, if the pilots were to elect to be represented by a union, the Company would be placed at a competitive disadvantage against
existing or future non-unionized competitors in the industry.   This could have
a material adverse effect on its revenues from helicopter operations in the Gulf of Mexico and on its results of operations.


ITEM 2.   PROPERTIES

   See Business -- Helicopter Activities for a discussion of the number and types of aircraft operated by Air Log and Bristow.

   Air Log leases approximately 11 acres of land in the vicinity of Morgan City, Louisiana under a lease expiring in 2000, with a renewal option for an additional ten year period. The Company has constructed a heliport, hangar, and office facility on the site. The Company is subleasing approximately 50% of the land to Gulf Offshore Marine, a subsidiary of GulfMark International, Inc., who acquired the Company's Marine Division.

   Air Log leases approximately 8 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana under a lease expiring in 2030. The Company has constructed office and helicopter maintenance facilities on the site containing approximately 44,000 square feet of floor space. The property has access to the airport facilities, as well as a major highway.

   The Company's Corporate offices occupy 14,440 square feet in a building in Lafayette, Louisiana under a lease expiring in 2000. Other office and operating facilities in the United States and abroad, including most of the operating facilities along the Gulf of Mexico, are held under leases, the rental obligations under which are not material in the aggregate.

   Bristow leases land and facilities at Redhill Aerodrome near London, England under a lease expiring in 2075. Leases of various hangars, offices, and aviation fuel facilities at the Redhill Aerodrome expire during 2003.

   Bristow leases a helicopter terminal, offices and hangar facilities at Aberdeen Airport under a lease expiring in 2013 with an option to extend to 2023. Additional hangar and office facilities at the Aberdeen Airport are maintained under a lease expiring in 2030.

   Bristow leases various hangars and terminal access at North Denes Airport in Great Yarmouth, England and at Gatwick Airport near London, England under leases expiring in 2014 and 2001, respectively.

   Bristow leases office space and hangar facilities at Sumburgh Airport in Sumburgh, Shetland under a lease expiring in 1999 with renewal options through 2019 and at Unst in Shetland under a lease expiring in 1999 with a renewal option to 2004.

   Bristow owns and leases numerous residential locations near its operating bases in the United Kingdom, Australia, China, and in the Caribbean primarily for housing pilots and staff supporting those areas of operation.

   GPM's Corporate offices occupy 6,000 square feet in a building in Houston, Texas, under a lease expiring in 2002. Other office and operating facilities along the Gulf of Mexico are held under leases, the rental obligations under which are not material in the aggregate.


ITEM 3.   LEGAL PROCEEDINGS

   In January 1989, the Company received notice from the United States Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") for clean up and other response costs at the Sheridan Disposal Services Superfund Site in Waller County, Texas. The Company is among approximately 160 PRPs identified with respect to the site. The EPA has estimated that the cost of remedial activities at the site will be approximately $30 million. In August 1989, the Company received a similar notice with respect to the Gulf Coast Vacuum Services Site, which is near Abbeville, Louisiana. The Company is among over 300 PRPs identified with respect to this site. The EPA alleged that the Company is a generator or transporter of hazardous substances found at the two sites. In February 1991, the Company received a request for information from the EPA relating to the Western Sand and Gravel Superfund Site in Rhode Island, as to which the Company had been named a PRP after an earlier request for information from the EPA issued in 1983 - 1984. During 1997, the Company executed a consent decree with the EPA and settlement documents with the Performing Parties with respect to the Company's previous exposure at the D.L. Mudd site. Costs incurred were nominal.

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

   In addition to notification of PRP responsibility, the EPA notices to the Company also contained information requests regarding the Company's connection with the various sites. The responses to the information requests were due in early March 1989 for the Sheridan site and in early September 1989 for the Louisiana site. Through oversight, the Company did not respond to the requests until April and May 1990. The EPA is authorized to seek civil penalties for failure to respond to its information requests in a timely manner in an amount up to a maximum of $25,000 per day for each day of continued non-compliance; however, to date, no such penalties have been sought. While it is not possible to predict whether any civil penalties might be assessed against the Company for the delays in responding to the EPA requests, the Company believes the amount of such penalties, if any, will not have a material adverse effect on its business or financial condition.

   The Company is not a party to any other litigation which, in the opinion of management, will have a material adverse effect on the Company's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

   All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company as of July 30, 1997, were as follows:


      Name             AGE            POSITION HELD WITH REGISTRANT
      ----             ---            -----------------------------
James B. Clement.....  52      Chairman, President, Chief Executive Officer,
                                and Director
George M. Small......  52      Vice President, Chief Financial Officer,
                                Treasurer, Secretary, and  Director
Ralph B. Murphy......  69      Vice President -- Corporate Sales
Gene Graves..........  48      Vice President -- Domestic Aviation
Hans J. Albert.......  55      Vice President -- International Aviation
Drury A. Milke.......  39      Vice President -- Business Development
Patricia M. Como.....  36      Controller and Assistant Secretary
E. H. Underwood III..  40      General Counsel


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

   Mr. Murphy joined the Company in 1984 as Vice President -- Corporate Sales. He received a Bachelor of Science degree from Rice University in 1950. He has forty-seven years of experience in the oil service industry.

   Mr. Graves joined the Company in 1993 as Vice President -- Aviation Marketing and was appointed Vice President -- Domestic Aviation in 1994. Prior to joining the Company, Mr. Graves had 26 years experience in the commercial helicopter service business in the Gulf of Mexico as Vice President -- Marketing and several operating positions.

   Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice President in 1987. Mr. Albert has thirty-two years of experience in the aviation industry.

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

                                                        HIGH    LOW
                                                        ----    ---
    Transition period ended March 31, 1997
      First Quarter..................................  14 1/2  12 1/4
      Second Quarter.................................  20 7/8  14 1/4
      Third Quarter..................................  23 5/8  15 3/8

    Fiscal year ended June 30, 1996
      First Quarter..................................  14 1/2  12 3/4
      Second Quarter.................................  13 3/4  10 7/8
      Third Quarter..................................  13 3/4  11 3/4
      Fourth Quarter.................................. 15 5/8  12 3/8


   The approximate number of holders of record of Common Stock as of May 31, 1997 was 2,000.

   The Company has not paid dividends on its Common Stock since January 1984.


ITEM 6.   SELECTED FINANCIAL DATA

   The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The information presented has been restated to reflect CPS as discontinued operations.



                                                                 NINE MONTHS              YEAR ENDED JUNE 30,
                                                                ENDED MARCH 31, -----------------------------------
                                                                 1997 (3)        1996     1995 (2)    1994     1993
                                                               --------------   -----   --------      ----     ----
                                                                              (in thousands, except per share data)


Operating revenues.........................................      $167,128     $117,289  $118,336   $91,666   $80,201
                                                                 ========     ========  ========   =======   =======
Income from continuing operations..........................      $ 17,625     $ 15,024  $ 18,962   $17,247   $16,043
                                                                 ========     ========  ========   =======   =======
Income before extraordinary item...........................      $ 17,232     $ 15,276  $ 18,450   $17,247   $16,043
                                                                 ========     ========  ========   =======   =======
Net income (1).............................................      $ 17,232     $ 15,276  $ 18,450   $17,247   $17,055
                                                                 ========     ========  ========   =======   =======

Earnings per common equivalent share:

   Income from continuing operations.......................      $   0.86     $   0.76  $   0.98  $   0.96  $   0.90
                                                                 ========     ========  ========  ========  ========
   Income before extraordinary item........................      $   0.84     $   0.77  $   0.96  $   0.96  $   0.90
                                                                 ========     ========  ========  ========  ========
   Net income (1)..........................................      $   0.84     $   0.77  $   0.96  $   0.96  $   0.96
                                                                 ========     ========  ========  ========  ========
Total assets...............................................      $674,213     $230,741  $217,983  $174,245  $164,231
                                                                 ========     ========  ========  ========  ========

Long-term obligations:
 Long-term debt...........................................       $199,631     $     --  $     --  $  2,000  $  9,322
                                                                 ========     ========  ========  ========  ========
Cash dividends declared per
common share..............................................       $     --     $     --  $     --  $     --  $     --
                                                                 ========     ========  ========  ========  ========

Weighted average shares outstanding.......................         20,477       19,767    19,313    17,997    17,815
                                                                 ========     ========  ========  ========  ========

(1) Includes an extraordinary gain of $1,012,000 in 1993. There were no extraordinary items in 1997, 1996, 1995, or 1994.


(2) Includes financial data for GPM after the effective date of the investment on September 16, 1994 (See Note E in Notes to Consolidated Financial Statements).

(3) Includes financial data for Bristow after the effective date of the investment on December 19, 1996. (See Note C in Notes to Consolidated Financial Statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The level of worldwide offshore oil and gas exploration and production activity has traditionally influenced demand for the Company's services. The Company expanded its aviation services and related operations through its investment in Bristow that was completed in December 1996. The Company owns 49% of the outstanding common stock of Bristow along with a substantial portion of its subordinated debt (see Note C in the "Notes to the Consolidated Financial Statements" for a complete discussion of this investment). The Company's investment in Bristow was influenced by its belief that the globalization of helicopter operators has begun with the recent acquisitions and consolidations completed by two of its major international competitors. The Company believes that this trend will continue and accelerate as helicopter operators seek to broaden their exposure to international markets in order to better serve their customers and increase their access and influence with financial markets, insurance markets and other suppliers. The Company also believes that these combinations and alliances will allow greater development of "in-house core expertise" in dealing with manufacturers and suppliers to reduce direct operating costs, enhance and promote safety of flight considerations, improve efficiencies to be more competitive in the new global marketplace, and provide a more fertile environment for future investment and growth opportunities. The combined helicopter activities of Air Log and Bristow result in an operating fleet of 330 aircraft servicing the principal oil and gas markets of the world.

   GPM provides platform and production management services, offshore medical support services, and temporary personnel services to the offshore oil and gas industry. The Company's investment in GPM was influenced by its belief that a restructuring in the United States oil and gas industry is taking place, resulting in part from the instability of oil and gas prices over the last several years. As part of this restructuring, major oil companies have been reducing the size of their field organizations and concentrating more on foreign exploration and production. Management believes that this restructuring is creating opportunities, first, for smaller, independent oil companies as the major oil companies have been selling properties in the Gulf of Mexico, and, second, for companies providing production management services to smaller, independent oil companies, which frequently lack the personnel to operate these properties. Although there can be no assurances, management believes that, through its acquisition of GPM, the Company will have the opportunity to take advantage of any increase in the market for oil and gas production management services that may occur over the next few years. Management also believes that the addition of the production management services business may permit the Company, by providing helicopter services through the production management services business to smaller, independent companies, to enhance its market share for its helicopter transportation services in the very competitive and rapidly changing Gulf of Mexico environment.

   CPS manufactures, installs, and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines,
and other metal structures.    During 1997, the Company adopted a plan to
discontinue its investment in CPS, and on July 16, 1997, the Company completed its agreement to sell CPS to Corrpro Companies, Inc. The Company expects that the final gain or loss on disposition based on the closing date sales price will not have a significant impact on the Company's operating results.

RESULTS OF OPERATIONS


   Operating results and other income statement information for the nine month period ended March 31, 1997 and the two years ended June 30, 1996 and 1995, as restated for the disposal of CPS, follows (in thousands of dollars):

                                              NINE MONTHS
                                                 ENDED     YEAR ENDED JUNE 30,
                                                MARCH 31,  -------------------
                                                  1997       1996       1995

   Operating revenues........................   $167,128   $117,289   $118,336

   Gain (loss) on disposal of equipment......      1,222       (446)       586
                                                --------   --------   --------
                                                 168,350    116,843    118,922
                                                --------   --------   --------
   Direct cost...............................    119,106     85,693     80,708
   Depreciation and amortization.............     12,624      8,549      9,200
   General and administrative................     11,406      9,235      8,745
                                                --------   --------   --------
                                                 143,136    103,477     98,653
                                                --------   --------   --------
   Operating income..........................     25,214     13,366     20,269
   Earnings from unconsolidated entities.....      2,602      4,056      4,050
   Interest income (expense), net............     (2,228)     3,725      2,378
                                                --------   --------   --------
   Income before provision for income taxes..     25,588     21,147     26,697
   Provision for income taxes................      7,675      6,123      7,735
   Minority interest.........................       (288)        --         --
   Discontinued operations...................       (393)       252       (512)
                                                --------   --------   --------

    Net income...............................   $ 17,232   $ 15,276   $ 18,450
                                                ========   ========   ========

HELICOPTER ACTIVITIES

   Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration, and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico. Bristow also provides search and rescue work for the British Coast Guard. Air Log's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. Air Log has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). Air Log and Bristow also operate in various other international areas (including Australia, Bolivia, Brazil, Brunei, China, Colombia, the Falklands, Mexico, Nigeria, and Trinidad). These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas.

   The following table sets forth certain information regarding aircraft operated by Air Log, Bristow, and unconsolidated entities and certain operating data related to helicopter activities.


                                                                                    JUNE 30,
                                                                       MARCH 31,  ------------
                                                                         1997      1996     1995
                                                                       --------  --------  --------
   Number of aircraft operated (excludes unconsolidated entities):
        United States - Air Log.....................................      141       143       150
        United Kingdom/Europe - Bristow.............................       75        --        --
        International...............................................       72        16        11
                                                                       --------  --------  --------

   Total............................................................      288       159       161
                                                                       ========  ========  ========
   Number of aircraft operated by unconsolidated entities                  42        27        27
                                                                       ========  ========  ========


                                                              ENDED MARCH 31,      ENDED JUNE 30,
                                                             ------------------  ------------------
                                                                1997     1996      1996      1995
                                                             --------  --------  --------  --------
                                                              (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
  Air Log...................................................   86,638    79,221   108,330   112,000
  Bristow...................................................   25,683        --        --        --
                                                             --------  --------  --------  --------
       Total Helicopter Activities.........................   112,321    79,221   108,330   112,000
                                                             ========  ========  ========  ========
Operating revenues:
  Air Log..................................................  $ 77,185   $65,866  $ 89,842  $ 89,484
  Bristow..................................................    68,654        --        --        --
                                                             --------  --------  --------  --------
       Total Helicopter Activities.........................  $145,839  $ 65,866  $ 89,842  $ 89,484
                                                             --------  --------  --------  --------
Operating expenses:
  Air Log.................................................   $ 58,323  $ 53,106  $ 72,154  $ 66,699
  Bristow.................................................     61,514        --        --        --
                                                             --------  --------  --------  --------
       Total Helicopter Activities........................   $119,837  $ 53,106  $ 72,154  $ 66,699
                                                             --------  --------  --------  --------
Operating income, excluding gain or loss on disposal
 of equipment:
  Air Log..................................................  $ 18,862  $ 12,760  $ 17,688  $ 22,785
  Bristow..................................................     7,140        --        --        --
                                                             --------  --------  --------  --------
       Total Helicopter Activities.........................  $ 26,002  $ 12,760  $ 17,688  $ 22,785
                                                             ========  ========  ========  ========
Gross margin, excluding gain or loss on
 disposal of equipment:
  Air Log..................................................      24.4%     19.4%     19.7%     25.5%
  Bristow..................................................      10.4%       --%       --%       --%
                                                             --------  --------  --------  --------
       Total Helicopter Activities.........................      17.8%     19.4%     19.7%     25.5%

   Helicopter activities reflected exceptional increases during the 1997 fiscal period of nine months compared to the similar nine month period in 1996, primarily as the result of the Company's investment in Bristow.

   Activity levels in the Gulf of Mexico remained strong during the 1997 fiscal period. Increases in helicopter rates in 1996 had a positive impact on operating revenues in the Gulf of Mexico during 1997. Gulf of Mexico flight hours and operating revenues increased 5% and 17%, respectively, over the similar nine month period in 1996. Gulf of Mexico operating income increased $5.2 million for the period, a 68% increase over the similar nine month period in 1996. Operations in Alaska were relatively unchanged from the prior year.

   Bristow's flight hours were 25,683 for the period from investment (December 19, 1996) to March 31, 1997 and operating revenues for that period were $68.7 million. Operating income attributable to Bristow was $7.1 million for the period from investment to March 31, 1997. Gross margin percentages for Bristow are lower than Air Log`s, primarily due to different market environments, size of equipment and the cost to operate that equipment. As a result the consolidated gross margin from helicopter activities for the 1997 fiscal period was lower than the prior year.

    International flight activity from Air Log continued to improve during the nine months ended March 31, 1997. International flight hours and operating revenues from Air Log increased over 30% from the similar nine month period in 1996. International operating income increased $1.0 million, a 27% increase over the similar nine month period in 1996.

   The high level of activity in the Gulf of Mexico enabled the Company to obtain additional rate increases on most aircraft operating in that area, beginning in fiscal 1998. Management believes that the high level of activity in the Gulf of Mexico, the increase in helicopter rates in that area, as well as the combined international efforts of Air Log and Bristow will have a positive impact on the Company's flight activity and operating revenues in the coming year. A constraint on increased activity is in the availability of equipment and personnel. This increased demand on equipment and qualified personnel may result in increased cost of equipment purchases and higher salary costs of current and future employees.

   The decrease in consolidated flight hours from 1995 to 1996 contrasted by a small increase in operating revenues reflects a change in the mix of aircraft operating. In 1996, Air Log had a decrease in flight activity for single engine aircraft, primarily as the result of lost work for production management companies which compete with GPM. On the other hand, strong drilling activity in the Gulf of Mexico increased the demand in 1996 for Air Log's larger crew change aircraft which normally work at higher revenue rates. High demand for certain aircraft enabled Air Log to obtain some price increases in 1996, the first since 1990. Operations in Alaska were down in 1996 compared to 1995 resulting from decreased activity from Air Log's major Alaskan customer. International flight activity was strong during 1996, logging over 25% more hours than in 1995. The increase in operating expenses of approximately 8% from 1995 to 1996 is primarily related to increases in maintenance and repair expenditures. Gross margin percentages for 1996 were below the prior year due to this increase in expenditures.


PRODUCTION MANAGEMENT SERVICES

   Operating revenues for GPM were $23.5 million, $31.2 million, and $32.8 million for the nine months ended March 31, 1997, the twelve months ended June 30, 1996, and for the period from consolidation through June 30, 1995, respectively. Operating expenses for GPM were $22.3 million, $31.4 million, and $32.6 million, respectively for those periods. GPM operating income was $1.2 million, $(0.2) million, and $0.2 million for the 1997 fiscal period, for 1996, and for the period from consolidation through June 30, 1995, respectively.


CATHODIC PROTECTION SERVICES

   As a result of the pending disposal of CPS, all current and prior year financial position and results of operations attributable to CPS have been reclassified as discontinued operations in the accompanying consolidated financial statements. For the nine months ended March 31, 1997, loss from discontinued operations for CPS was $0.4 million.


LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents and marketable securities were $30.0 million as of March 31, 1997, a $47.1 million decrease from June 30, 1996. Working capital as of March 31, 1997 was $57.5 million, a $63.9 million decrease from June 30, 1996. The decrease in cash and working capital is due to the Company's investment in Bristow during 1997. Total debt was $250.9 million as of March 31, 1997. Total debt includes the issuance of $98.0 million of 6% Convertible Subordinated Notes due 2003 ("6% Notes") as well as $152.5 million ((Pounds)93.1 million) of Bristow debt. All the Bristow related debt is denominated in pounds and is recourse to Bristow only.

   Cash flows provided by operating activities were $16.0 million, $22.9 million, and $30.8 million in 1997, 1996, and 1995, respectively. During 1997, as a result of the growth in helicopter activities, the Company experienced a $16.7 million increase in accounts receivables.

   Cash flows used in investing activities were $141.2 million, $12.3 million, and $8.4 million for 1997, 1996, and 1995, respectively. During 1997, the Company utilized $155.5 million for the investment in Bristow, including the issuance of the 6% Notes. Capital expenditures during 1997 of $10.1 million included three new Bell 407's, one used Sikorsky S-76, three used Boelkow 105's, and one fixed wing.

   Capital expenditures during 1996 of $12.5 million included two new Bell 206L-IV's, four used Boelkow 105's and seven Sikorsky S-76's previously under an operating lease agreement.

   During 1995, the Company utilized $8.2 million for the acquisitions of GPM and CPS, net of cash on hand for the two subsidiaries. Capital expenditures during 1995 of $3.2 million included the purchase of one new Bell 206L-IV and two used Boelkow 105's previously under a lease arrangement.

   Cash flows provided by (used in) financing activities were $98.1 million,
$(1.4) million, and $(1.7) million in 1997, 1996, and 1995, respectively.   The
Company received $88.4 million from the issuance of the 6% Notes during 1997. Financing activities during 1996 were primarily for the repayment of debt. During 1995, repayment of debt was $4.2 million and the Company received $2.5 million from common stock issued, primarily from the exercise of warrants for 200,000 shares of common stock.

   In May 1997, the Company acquired five aircraft (including four Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction.

   As of March 31, 1997, Bristow had a (Pounds)15 million ($24.5 million) revolving credit facility with a syndicate of United Kingdom banks that matures on June 30, 1999. Bristow had (Pounds)5 million ($8.2 million) drawn under this facility as of March 31, 1997.

   As of March 31, 1997, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on January 31, 1998. The Company plans to refinance a substantial portion of the current maturities of its indebtedness ($51.2 million as of March 31, 1997) during 1998 at rates similar to current yields on such debt. There can be no assurance that the Company will be able to obtain such rates in the coming year. Management believes that normal operations, as well as the expected refinancing, will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

   The effective income tax rates from continuing operations were 30%, 29%, and 29% for 1997, 1996, and 1995, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income.

   The Company has received notices from the EPA that it is one of approximately 160 PRPs at one Superfund site in Texas and one of over 300 PRPs at a site in Louisiana, and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition. See
Item 3 -- Legal Proceedings for additional information regarding EPA notices.

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure" which are effective for quarters ending after December 15, 1997 and fiscal years ending after December 15, 1997, respectively. Management believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Offshore Logistics, Inc.:

   We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and June 30, 1996, and the related consolidated statements of income, stockholders' investment, and cash flows for the nine month period ended March 31, 1997 and each of the two years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 1997 and June 30, 1996, and the results of their operations and their cash flows for the nine month period ended March 31, 1997 and each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP



New Orleans, Louisiana,
May 23, 1997

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                      MARCH 31,  JUNE 30,
                                                      --------   -------
                                                        1997       1996
                                                    (thousands  of dollars)
Current assets:
  Cash and cash equivalents..............             $ 29,829  $ 56,939
  Investment in marketable securities....                   --    19,967
  Accounts receivable....................               88,268    22,210
  Inventories............................               70,827    22,817
  Net assets of discontinued operations..                6,686     7,221
  Prepaid expenses.......................                  887       484
                                                      --------  --------
      Total current assets...............              196,497   129,638

Investments in unconsolidated entities...                9,250     8,792

Property and equipment -- at cost
  Land and buildings.....................               13,175     2,977
  Aircraft and equipment.................              497,672   132,466
                                                      --------  --------
                                                       510,847   135,443
  Less  Accumulated depreciation
   and amortization......................              (74,465)  (63,702)
                                                      --------  --------
                                                       436,382    71,741
Other assets, primarily goodwill.........               32,084    20,570
                                                      --------  --------
                                                      $674,213  $230,741
                                                      ========  ========


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current liabilities:
  Accounts payable.........................           $ 31,166  $  1,404
  Accrued liabilities......................             38,592     6,841
  Deferred taxes...........................             17,968        --
  Current maturities of long-term debt.....             51,240        --
                                                      --------  --------
      Total current liabilities............            138,966     8,245

Long-term debt, less current maturities....            199,631        --
Deferred credits...........................                622     2,487
Deferred taxes.............................             91,445    19,271
Minority interest..........................              8,643     1,055
Commitments and contingencies..............                 --        --
Stockholders' investment
  Common stock, $.01 par value,
   authorized 35,000,000 shares;
   outstanding 21,081,133 in 1997
   and 19,498,398 in 1996 (exclusive
   of 517,550 treasury  shares)............                211       195
  Additional paid in capital...............            115,346    95,934
  Retained earnings........................            120,786   103,554
  Cumulative translation adjustment........             (1,437)       --
                                                      --------  --------
                                                       234,906   199,683
                                                      --------  --------
                                                      $674,213  $230,741
                                                      ========  ========


       The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                NINE       TWELVE     TWELVE
                                               MONTHS      MONTHS     MONTHS
                                              MARCH 31,   JUNE 30,   JUNE 30,
                                              ---------   --------   --------
                                                1997        1996       1995
                                                   (thousands of dollars,
                                                  except per share amounts)

Gross revenue:
  Operating revenue........................   $167,128   $117,289   $118,336
  Gain (loss) on disposal of equipment.....      1,222       (446)       586
                                              --------   --------   --------
                                               168,350    116,843    118,922
                                              --------   --------   --------
Operating expenses:
  Direct cost..............................    119,106     85,693     80,708
  Depreciation and amortization............     12,624      8,549      9,200
  General and administrative...............     11,406      9,235      8,745
                                              --------   --------   --------
                                               143,136    103,477     98,653
                                              --------   --------   --------
Operating income...........................     25,214     13,366     20,269
Earnings from unconsolidated entities......      2,602      4,056      4,050
Interest income............................      3,300      4,025      2,947
Interest expense...........................      5,528        300        569
                                              --------   --------   --------
Income from continuing operations before
 provision for income taxes................     25,588     21,147     26,697
Provision for income taxes.................      7,675      6,123      7,735
Minority interest..........................       (288)        --         --
                                              --------   --------   --------
Income from continuing operations..........     17,625     15,024     18,962
Discontinued operations:
  Income (Loss) from CPS operations........       (393)       252       (512)
                                              --------   --------   --------
Net income.................................   $ 17,232   $ 15,276   $ 18,450
                                              ========   ========   ========
Income (Loss) per common share:
  Continuing operations....................   $   0.86   $   0.76   $   0.98
  Discontinued operations..................      (0.02)      0.01      (0.02)
                                              --------   --------   --------
Net income  per common share and
 common equivalent share...................   $   0.84   $   0.77   $   0.96
                                              ========   ========   ========
Dividends per common share.................   $     --   $     --   $     --
                                              ========   ========   ========


       The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                CUMULATIVE
                                                                 FOREIGN
                                   COMMON STOCK      ADDITIONAL   CURRENCY                TOTAL
                                 -----------------    PAID IN   TRANSLATION RETAINED  STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL   ADJUSTMENT  EARNINGS   INVESTMENT
                                 ------     ------    -------   ----------  --------  ------------
BALANCE-June 30, 1994........  17,602,379   $   176   $ 71,563   $     --   $ 69,828   $141,567
  Net income.................          --        --         --         --     18,450     18,450
  Stock options..............      83,031         1        414         --         --        415
  Warrants exercised.........     200,000         2      1,635         --         --      1,637
  Stock issued for GPM.......   1,498,906        15     21,114         --         --     21,129
  GPM warrants exercised.....      44,466        --        480         --         --        480
  Restricted stock issued....      13,332        --        173         --         --        173
                               ----------   -------   --------   --------   --------   --------
BALANCE-June 30, 1995........  19,442,114       194     95,379         --     88,278    183,851
  Net income.................          --        --         --         --     15,276     15,276
  Stock options..............      24,460        --        197         --         --        197
  GPM warrants exercised.....      26,553         1        286         --         --        287
  Restricted stock issued....       5,271        --         72         --         --         72
                               ----------   -------   --------   --------   --------   --------
BALANCE-June 30, 1996........  19,498,398       195     95,934         --    103,554    199,683
   Net income................          --        --         --         --     17,232     17,232
   Stock options.............     114,000         1        883         --         --        884
   GPM warrants exercised....      94,040         1      1,015         --         --      1,016
   Restricted stock issued...         306        --          4         --         --          4
   Stock issued for Bristow
     investment..............   1,374,389        14     17,510         --         --     17,524
   Translation adjustments...          --        --         --     (1,437)        --     (1,437)
                               ----------   -------   --------   --------   --------   --------
BALANCE-March 31, 1997.......  21,081,133      $211   $115,346    $(1,437)  $120,786   $234,906
                               ==========   =======   ========   ========   ========   ========

       The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS
                                                                        Ended     YEAR ENDED JUNE 30,
                                                                       MARCH 31,  -------------------
                                                                         1997       1996       1995
                                                                       --------   -------     -------
                                                                          (thousands of dollars)
Cash flows from operating activities:
  Net income........................................................   $ 17,232   $ 15,276   $ 18,450
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization....................................     13,196      9,230      9,670
   Increase in deferred taxes.......................................      1,059      1,241      1,121
   (Gain) Loss on asset dispositions................................     (1,212)       537       (586)
   Equity in earnings from unconsolidated entities
    over dividends received.........................................        145         --        (41)
   Minority interest in earnings....................................         67        (36)      (415)
Change in assets and liabilities net of effects from investment in
 Bristow, GPM, and CPS:
   (Increase) Decrease in accounts receivable.......................    (16,736)        12        897
   Increase in inventories..........................................     (4,168)      (558)    (1,145)
   (Increase) Decrease in prepaid expenses and other................     (2,381)       (63)       227
   Increase in accounts payable.....................................      5,801        225      1,288
   Increase (Decrease) in accrued liabilities.......................      4,833     (3,055)     1,309
   Decrease in deferred credits.....................................     (1,865)       (13)        --
                                                                       --------   --------   --------
Net cash provided by operating activities...........................     15,971     22,796     30,775
                                                                       --------   --------   --------
 Cash flows from investing activities:
   Capital expenditures.............................................    (10,106)   (12,535)    (3,208)
   Proceeds from asset dispositions.................................      6,026        185      3,046
   Investment in marketable securities..............................         --    (11,952)        --
   Proceeds from sale or maturity of marketable securities..........     20,001     11,988         --
   Bristow investment...............................................   (155,451)        --         --
   Acquisitions, net of cash received...............................     (1,675)        --     (8,234)
                                                                       --------   --------   --------
Net cash used in investing activities...............................   (141,205)   (12,314)    (8,396)
                                                                       --------   --------   --------
 Cash flows from financing activities:
   Proceeds from borrowings.........................................     96,636         --         --
   Repayment of debt................................................       (434)    (2,000)    (4,235)
   Issuance of common stock.........................................      1,899        556      2,532
                                                                       --------   --------   --------
Net cash provided by (used in) financing activities.................     98,101     (1,444)    (1,703)
                                                                       --------   --------   --------
Effect of exchange rate changes in cash.............................         23         --         --
Net increase (decrease) in cash and cash equivalents................    (27,110)     9,038     20,676
Cash and cash equivalents at beginning of period....................     56,939     47,901     27,225
                                                                       --------   --------   --------
Cash and cash equivalents at end of period..........................   $ 29,829   $ 56,939  $  47,901
                                                                       ========   ========  =========

       The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A -- SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation -- The consolidated financial statements include the accounts of Offshore Logistics, Inc., a Delaware corporation ("OLOG") and its majority owned entities and non-majority owned entities including Bristow Aviation Holdings Limited ("Bristow"), collectively referred to as "the Company", after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in which the Company does not exercise significant influence are accounted for under the cost method.

   Nature of Operations -- The Company's most significant area of operation is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production personnel and medical support services to the worldwide oil and gas industry.

   Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents -- The Company's cash equivalents includes funds invested in highly liquid debt instruments with original maturities of 90 days or less.

   Accounts Receivable -- Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $1,449,000 and $1,382,000 at March 31, 1997 and June 30, 1996, respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

   Inventories -- Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4,074,000 and $4,141,000 at March 31, 1997 and June 30, 1996. There were no related charges to operations in 1997, 1996, or 1995.

   Other Assets -- In 1997, $22,283,000 of goodwill, net of accumulated amortization of $2,890,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. See Note E. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company.

   On July 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption had no material effect on the Company's results of operations or financial position.

   Depreciation and Amortization -- Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft is primarily 30% of cost.

   Maintenance and repairs are expensed as incurred; betterments and improvements are capitalized. The costs and related reserves of assets sold or otherwise disposed of are removed from the accounts and resultant gains or losses included in income.

   Income Taxes --  Income taxes are accounted for in accordance with the
provisions of the SFAS  No. 109,   "Accounting for Income Taxes".  Under this
statement, deferred income taxes are provided for by the asset and liability method.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Earnings per Common Share -- Earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the years (20,476,825 in 1997; 19,767,039 in 1996; and 19,313,276 in 1995) computed on the treasury stock method.

   The Company adopted a stockholder rights plan on February 9, 1996, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal.
Under the rights plan, the Company declared a dividend of one right ("Right") on each share of the Company's common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00.
Each Right will entitle its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock. The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 26, 2006.

   Foreign Currency Translation -- Bristow maintains their accounting records in their local currency (British Pounds Sterling). The currencies are converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders' investment in accordance with SFAS No.
52, "Foreign Currency Translation."   Foreign currency transaction gains or
losses are credited or charged to income; and such amounts are insignificant for the periods presented.

   Derivative Financial Instruments -- The Company enters into forward exchange contracts from time to time to hedge known transactional exposures denominated in currencies other than the functional currency of the business. Foreign currency positions mature at the anticipated currency requirement date and rarely exceed three months. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates.

   Stock Compensation -- On July 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

   Fiscal-Year Change -- On May 1, 1997, the Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, effective for fiscal year ended March 31, 1997. A nine month fiscal transition period from July 1, 1996 through March 31, 1997 will precede the start of the new fiscal year cycle. Other fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a June 30 fiscal year basis unless otherwise indicated.

   Effect of Recent Accounting Changes -- In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share ("EPS"). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. The Company expects that the basic EPS will be slightly higher than primary earnings per share and that diluted EPS will not differ materially from primary earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 is effective for the Company's fiscal year ending March 31, 1998. Management believes that this pronouncement will not have a material effect on the Company's financial statements taken as a whole.


B -- LONG-TERM DEBT

   Long-term debt at March 31, 1997 consisted of (thousands of dollars):

                                                         MARCH 31,
                                                           1997
                                                        ---------
   6% Convertible Subordinated Notes due 2003.......... $  98,000
   Term Loan with a syndicate of United Kingdom banks..    40,983
   Series A Guaranteed Deep Discount Loan Note 1997....    31,568
   Series B Guaranteed Deep Discount Loan Note 1998....    18,413
   Unsecured Subordinated Loan Stock...................    34,647
   Revolving Credit Facility...........................     8,197
   Capital Lease Obligations...........................    13,836
   Management Fee Debt (see Note C)....................     4,910
   Other...............................................       317
                                                        ---------
     Total debt........................................   250,871
     Less current maturities...........................    51,240
                                                        ---------
     Total long-term debt.............................. $ 199,631
                                                        =========

   On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes ("6% Notes") due 2003. The 6% Notes are convertible at any time into the Company's Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes). The 6% Notes are redeemable at the option of the Company beginning December 1999. The Company issued $7.5 million of the 6% Notes to Caledonia (See Note C) in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were used to finance the investment in Bristow.

   Bristow has a term loan with a syndicate of United Kingdom banks that is repayable in semi-annual installments varying from $2.2 to $9.8 million ((Pounds)1.3 to (Pounds)6.0 million) through December 1, 2001, and can be prepaid by Bristow in minimum increments of (Pounds)0.5 million upon 30 days notice with no prepayment penalty. The term loan bears interest at 2.0% above the three or six month London Interbank Offering Rate ("LIBOR"), limited to a maximum rate of 10.8%. The average interest rate for the term loan during the period from investment through March 31, 1997 was 8.8%. The term loan is guaranteed by all United Kingdom subsidiaries of Bristow and is secured by a negative pledge on all Bristow assets. The balance at March 31, 1997 was $41.0 million ((Pounds) 25.0 million).

   Bristow's Series A Guaranteed Deep Discount Loan Note 1997 ("A Note") yields interest at 8.5% interest resulting in a face value at maturity of $33.9 million ((Pounds)20.7 million). There are no interest or principal payments due on this debt until its maturity on November 7, 1997. This A Note is guaranteed by Caledonia. (See Note C).

   Bristow's Series B Deep Discount Loan Note 1998 ("B Note") yields interest at 8.5% interest resulting in a face value at maturity of $22.2 million ((Pounds)13.6 million). There are no interest or principal payments due on this debt until its maturity on November 7, 1998.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Bristow's Subordinated Unsecured Loan Stock ("SULS") yields interest at 8.5% and matures at various dates through November 7, 2001. Interest is payable
semi-annually.   The SULS are held by Caledonia.  OLOG and Caledonia have agreed that OLOG, Bristow, or a designated affiliate can repurchase the SULS held by Caledonia after the repayment of the A Note due on November 7, 1997.

   The A Note, B Note, and SULS have contractual rates of 12.89%, 12.36%, and 18.8%, respectively. The Company, in applying the purchase method of accounting, valued the yield on this debt at 8.5%.

   Obligations under capital leases bear interest at various rates and require quarterly payments. The leases are secured by the aircraft and the guarantee of Bristow.

   Bristow has a revolving credit facility, with the same syndicate of United Kingdom banks, as with the term loan, which matures June 30, 1999, and is available for working capital requirements and general corporate purposes. Availability under the revolving credit facility is subject to certain borrowing base limitations based on eligible United Kingdom accounts receivable and inventory. All advances under the revolving credit facility bear interest at 2.0% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by all United Kingdom subsidiaries of Bristow and is secured by a negative pledge of all assets. The availability under the revolving credit facility is $24.5 million ((Pounds)15 million) and reduces to $16.4 million ((Pounds)10 million) on July 31, 1997. Bristow had $8.2 million ((Pounds) 5.0 million) drawn under this revolving credit facility as of March 31, 1997.

   As of March 31, 1997, the Company had a $20 million unsecured line of credit with a U.S. bank that expires on January 31, 1998. There were no borrowings under this line as of March 31, 1997. The rate of interest payable under the line of credit is, at the Company's option, prime rate or LIBOR rate plus 1.25%. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of .025% on the average unused portion of the line.

   Aggregate annual maturities for all long-term debt, including the capitalized lease, for the next five years are as follows: 1998 -- $51,240,000; 1999 -- $43,965,000; 2000 -- $17,278,000; 2001 -- $18,939,000; and 2002 -- $15,322,000.

   In May 1997, the Company acquired five aircraft (including four Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction.

   Interest paid during the year was $3,620,000;  $300,000; and $569,000 for
1997, 1996, and 1995,   respectively.

   In the Company's opinion, based on the borrowing rates currently available to the Company and Bristow for loans with similar terms and maturities, total debt at March 31, 1997 approximates the fair value of the debt.


C -- INVESTMENT IN  BRISTOW

   On December 19, 1996, OLOG acquired 49% of the common stock and a significant amount of Bristow subordinated debt as detailed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited ("BHGL"). Bristow provides helicopter services to the North Sea oil and gas industry. Services consist of short and long range crew change flights, offshore-based and inter-platform shuttle operations, and search and rescue missions. Bristow also operates aircraft in Australia, Brunei, Cambodia, China, Nigeria, South America, and Vietnam among others.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Bristow was organized with three different classes of ordinary shares (common stock) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, "Caledonia"), and a Norweign investor (the "E.U. Investor"), own 49%, 49%, and 2%, respectively, of Bristow's total outstanding ordinary shares.

   The Company paid (Pounds)80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of common stock on December 19, 1996. In addition, the Company acquired (Pounds)5.0 million ($8.4 million) principal amount of BHGL's subordinated debt for cash of approximately (Pounds)5.4 million ($8.9 million) including accrued interest. Caledonia received 1,300,000 shares of the common stock and BHGL's management received 74,389 shares.

   In addition to its ownership of 49% of Bristow's outstanding ordinary shares and (Pounds)5.0 million principal amount of Bristow's subordinated debt, the Company acquired (Pounds)91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Bristow has the right to defer payment of interest on such debt until January 31, 2002. Any such deferred interest would also accrue interest at an annual rate of 13.5%.

   The Company, Caledonia, the E.U. Investor, and Bristow entered into a shareholders' agreement respecting, among other things, the composition of the board of directors of Bristow. On matters coming before Bristow's board, Caledonia's appointees have a total of five votes and the four other directors have one vote each. So long as Caledonia has a significant interest in the shares of Common Stock issued to it pursuant to the transaction or maintains its voting control of Bristow, Caledonia will have the right to nominate two persons to the board of directors of the Company and to replace any such directors so nominated.

   Caledonia, the Company, and the E.U. Investor also entered into a Put/Call Agreement whereunder, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each has the right to sell such shares to the Company. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the Put/Call Agreement. Any put or call of the Bristow shares will be subject to the approval of the Civil Aviation Authority ("CAA"). Caledonia will receive management fees from Bristow that will be payable semi-annually in advance ranging from (Pounds)500,000 to (Pounds)900,000 annually for the next seven years.

   The investment was accounted for by the purchase method of accounting under Accounting Principals Board Opinion No. 16, as amended, and accordingly, the results of operations of Bristow for the period from December 19, 1996 are included in the accompanying consolidated financial statements. The total consideration has been allocated to Bristow's assets and liabilities based on
the estimated fair market value as of December 19, 1996.   The purchase price
allocation is based on preliminary estimates of fair value and may be revised at a later date.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   The following unaudited pro forma financial information for the Company gives effect to the Bristow investment as if it had occurred on July 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The pro forma results follow (in thousands, except per share data):

                                                           NINE MONTHS     TWELVE MONTHS
                                                          MARCH 31, 1997   JUNE 30, 1996
                                                           (UNAUDITED)      (UNAUDITED)
                                                          --------------   -------------
   Gross revenue...........................................  $296,094        $357,249
                                                             ========        ========
   Income from continuing operations.......................  $ 19,348        $ 19,821
                                                             ========        ========
   Earnings per common share and common  equivalent share
         Income from continuing operations:
            Primary........................................  $   0.91        $   0.94
                                                             ========        ========
            Fully diluted..................................  $   0.87        $   0.93
                                                             ========        ========

D -- INVESTMENTS IN UNCONSOLIDATED ENTITIES

   The Company has two principal unconsolidated entities that are accounted for on the cost method as the Company is unable to exert significant influence over the operations.

   The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 at March 31, 1997 and June 30, 1996. In the following unaudited table, HHII represents $3,492,000 and $3,755,000 of the assets and $2,230,000 and $2,241,000 of the equity for March 31, 1997 and June 30, 1996, respectively. HHII also represents $9,806,000; $10,727,000; and $13,685,000 of revenues and $2,702,000; $1,834,000; and $(305,000) of net income for the nine month period ended March 31, 1997 and the fiscal years ended June 30, 1996, and 1995, respectively. During 1997, 1996, and 1995, $1,539,000; $1,556,000; and
$1,550,000, respectively, in dividends were received from HHII.

   The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at March 31, 1997 and at June 30, 1996 and 1995. During 1997, 1996, and 1995, $1,827,000; $2,500,000; and
$2,500,000, respectively, in dividends were received from the venture. During 1997, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 1998 is approximately $2,250,000.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   A summary of unaudited financial information of these principal unconsolidated entities is set forth below (thousands of dollars):

                                               MARCH 31,   JUNE 30,
                                                 1997       1996
                                             ----------- -----------
                                             (UNAUDITED) (UNAUDITED)

   Current assets...........................  $ 58,162    $ 48,418
   Non-current assets.......................    26,858      29,521
                                              --------    --------
        Total assets........................  $ 85,020    $ 77,939
                                              ========    ========

   Current liabilities......................  $ 10,063    $  8,769
   Non-current liabilities..................     1,931       3,335
   Equity...................................    73,026      65,835
                                              --------    --------
        Total liabilities and equity........  $ 85,020    $ 77,939
                                              ========    ========




                                                TWELVE MONTHS ENDED
                                  NINE MONTHS        JUNE 30,
                                     ENDED      -------------------
                                MARCH 31, 1997   1996      1995
                                --------------   ----      ----
                                (UNAUDITED)  (UNAUDITED) (UNAUDITED)

   Revenues....................  $ 41,026     $ 51,629    $ 54,180
                                 ========     ========    ========
   Gross profit................  $ 14,122     $ 20,229    $ 18,859
                                 ========     ========    ========
   Net income..................  $  9,918     $ 12,537    $ 11,135
                                 ========     ========    ========

   During 1997, 1996, and 1995, respectively, revenues of $4,673,000; $5,169,000; and $5,295,000 were recognized for services provided to these affiliates by the Company.

   In 1996, Bristow, with two partners, formed FBS Limited ("FBS") which was awarded a contract to provide pilot training and maintenance services to Defense Helicopter Flying School ("DHFS"), a newly established training school for all branches of the British military, under a fifteen year program valued at approximately (Pounds)500 million. FBS will purchase and specially modify 47 aircraft and maintain a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997. Each of the partners owns one-third (33%) of FBS. Prior to FBS, Bristow had provided similar pilot training and maintenance services to the British Army Air Corp. since 1963. Bristow's partners in FBS had similar experience at providing training service to other branches of the British military. At March 31, 1997, Bristow had advanced FBS (Pounds)7.3 million ($11.9 million) for its share of the acquisition of aircraft. Subsequent to year end, Bristow advanced FBS an additional (Pounds)3.0 million ($4.9 million) to acquire aircraft for this contract. FBS is finalizing its long term financing of these aircraft and expects to repay this advance by August 31, 1997. Bristow and its partners have given joint and several guarantees related to the performance of this contract.


E -- PRODUCTION MANAGEMENT SERVICES

   The Company expanded its operations in July 1992 to include production management services. During fiscal 1993 and until October 29, 1993, the Company owned 50% of Seahawk Services Ltd. ("Seahawk"), a company which provided platform and productiion management services, offshore medical support services, and temporary personnel to the oil and gas industry. On October 29, 1993, the Company further expanded its interest in production management services when the Company exchanged its 50% investment in Seahawk for a 27.5% interest in Grasso Corporation whose wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"), also was engaged in the production management services business. Revenues of approximately $1,556,000 were recognized for helicopter

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES services provided To GPM during 1995, prior to consolidation. The Company's share of net income related to production management services was not material.

   On September 16, 1994, GPM became a wholly-owned subsidiary of the Company in a merger in which the Company acquired the remaining 72.5% interest in Grasso Corporation by issuing .49 of a share of the Company's common stock for each share of Grasso Corporation common stock owned. In addition, holders of Grasso Corporation Class B Warrants received similar warrants for shares of the Company's common stock. The warrants expired on December 22, 1996. The merger was treated as a purchase for accounting purposes which resulted in goodwill of approximately $22.3 million after stepping up the assets and liabilities of Grasso Corporation. The goodwill is being amortized over a 20 year period.

   The following summarized unaudited income statement data reflects the impact the GPM merger would have had on the Company's results of operations for 1995 had the transaction taken place on July 1, 1994:

                                                    PROFORMA RESULTS FOR THE
                                                    YEAR ENDED JUNE 30, 1995
                                                    ------------------------
                                                            (UNAUDITED)

   Gross Revenue...........................................   $152,866
                                                              ========
   Income from continuing operations.......................   $ 17,924
                                                              ========
   Earnings per common share and common equivalent share:
       Income from continuing operations...................   $   0.91
                                                              ========


F -- DISCONTINUED OPERATIONS

   In May 1997, the Company adopted a plan to discontinue its investment in Cathodic Protection Services Company ("CPS"). CPS manufactures, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants, and other metal structures. As a result of the Company's adoption of the plan, the consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements and supplemental data have been adjusted and restated to reflect the results of operations and net assets of CPS as a discontinued operation in accordance with generally accepted accounting principles. Assets and liabilities of CPS at March 31, 1997 primarily consist of trade accounts receivable, inventory, fixed assets and current payables, accruals and debt. Revenues of CPS totalled $24.6 million, $39.5 million, and $25.3 million for 1997, 1996, and 1995, respectively.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

G -- UNAUDITED SUPPLEMENTAL DATA FOR THE NINE MONTHS ENDED
     MARCH  31, 1996

   During 1997, the Company changed its fiscal year end from June 30 to March
31. Therefore, the Company's fiscal year end for 1997 is a nine month period. The following table represents unaudited data for the nine month period ended March 31, 1996.

   Operating revenue...................  $86,694
                                         =======
   Operating income....................  $ 9,774
                                         =======
   Income taxes........................  $ 4,494
                                         =======
   Income from continuing operations...  $10,991
                                         =======
   Net Income..........................  $11,226
                                         =======
   Earnings per common share...........  $  0.57
                                         =======


H -- INVESTMENT IN MARKETABLE SECURITIES

   Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 1997, the Company had no such investments. There were $12,001,000 sales of investments in U.S. Treasury investments during the nine month period ended March 31, 1997.
The proceeds approximated the carrying cost of the investments. There were $3,985,000 sales of investments in U.S. Treasury investments for the year ended June 30, 1996, and no sales of investments in U.S. Treasury investments for the year ended June 30, 1995.


I -- COMMITMENTS AND CONTINGENCIES

   The Company has noncancelable operating leases in connection with the lease of certain equipment, land, and facilities. Rental expense incurred under these leases was $1,925,000 in 1997; $1,998,000 in 1996; and $2,195,000 in 1995. As
of March 31, 1997, aggregate future payments under noncancelable operating leases are as follows: 1998 -- $1,937,000; 1999 -- $1,858,000; 2000 --
$1,798,000; 2001 -- $1,554,000; and 2002 -- $1,522,000. These amounts do not include future payments related to the four aircraft under operating lease at March 31, 1997 and purchased subsequent to that date.

   The Company's employees are not represented by unions. However, in May 1997, the Office and Professional Employees International Union filed with the National Mediation Board an application for representation of Offshore Logistics' pilots. A similar application has also been filed against Air Log's principal competitor in the United States in what appears to be an effort to organize the pilots of all major helicopter operators in the Gulf of Mexico.
The Company believes that if the pilots were to elect to be representd by a union, the Company would be placed at a competitive disadvantage against existing or future non-unionized competitors in the industry. This could have a material adverse effect on its revenues from helicopter operations in the Gulf of Mexico and on its results of operations. At this point, the Company is unable to predict the probable outcome of any election.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

J -- INCOME TAXES

   The components of deferred tax assets and liabilities are as follows (thousands of dollars):

                                                MARCH 31,   JUNE 30,
                                                  1997        1996
                                               ----------  ---------
Deferred Tax Assets:
  Foreign tax credits......................    $ 111,650   $     --
  Other....................................       13,183      2,823
  Valuation allowance......................      (53,783)        --
                                               ---------   --------
     Total deferred tax assets.............       71,050      2,823
                                               ---------   --------
Deferred Tax Liabilities:
  Property and equipment...................     (155,699)   (17,518)
  Inventories..............................      (12,197)        --
  Accrual for repairs and maintenance......       (5,771)        --
  Other....................................       (6,796)    (4,576)
                                               ---------   --------
     Total deferred tax liabilities........     (180,463)   (22,094)
                                               ---------   --------

Net deferred tax liabilities...............    $(109,413)  $(19,271)
                                               =========   ========

   A valuation allowance of $53,783,000 was established as of March 31, 1997 for the deferred tax asset related to foreign tax credits. Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit is limited by the total income on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. Excess foreign tax credits may be carried back two years and forward five years. As of March 31, 1997, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all the foreign tax credits.

   Income before provision for income taxes for the nine months ended
March 31, 1997 and the two years ended June 30, 1996 and 1995 was as follows (thousands of dollars):

                                   NINE MONTHS      FOR THE YEAR
                                      ENDED         ENDED JUNE 30,
                                    MARCH 31,  ---------------------
                                      1997       1996        1995
                                   ---------   ---------   ---------
   Domestic....................    $  13,774   $   9,791   $  16,295
   Foreign.....................       11,814      11,356      10,402
                                   ---------   ---------   ---------
   Total.......................    $  25,588   $  21,147   $  26,697
                                   =========   =========   =========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   The provision for income taxes for the nine month period ended March 31, 1997 and the two years ended June 30, 1996 and 1995 consisted of the following (thousands of dollars):



                                  NINE MONTHS       FOR THE YEAR
                                      ENDED         ENDED JUNE 30,
                                    MARCH 31,  ---------------------
                                      1997       1996        1995
                                   ---------   ---------   ---------

   Current.......................  $   5,005   $   4,882   $   6,614
   Deferred......................      2,670       1,241       1,121
                                   ---------   ---------   ---------
   Total.........................  $   7,675   $   6,123   $   7,735
                                   =========   =========   =========

   The reconciliation of Federal statutory and effective income tax rates is shown below:

                                  NINE MONTHS
                                      ENDED         FOR THE YEAR
                                    MARCH 31,       ENDED JUNE 30,
                                      1997       1996        1995
                                   ---------   ---------   ---------

   Statutory rate................      35%         35%         35%
   Utilization of foreign tax
    credits......................     (3)%        (5)%        (7)%
   Additional taxes on foreign
    source income................       5%          2%          3%
   Foreign source income not
    taxable......................     (6)%        (7)%        (4)%
   State taxes provided..........       2%          2%          3%
   Other, net....................     (3)%          2%        (1)%
                                   ---------   ---------   ---------
   Effective tax rate............      30%         29%         29%
                                   =========   =========   =========

   The Internal Revenue Service has examined the Company's Federal income tax returns for all years through 1994. The years have been closed through 1993, either through settlement or expiration of the statute of limitations. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

   Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $18.8 million at March 31,
1997.   Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

   Income taxes paid during 1997, 1996, and 1995 were $8,454,000;  $5,656,000;
and $3,843,000, respectively.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

K -- EMPLOYEE BENEFIT PLANS

SAVINGS AND RETIREMENT PLANS

   The Company currently has two qualified defined contribution plans which cover substantially all employees other than Bristow employees.

   The Offshore Logistics, Inc. Employee Savings and Retirement Plan ("OLOG
Plan") covers Corporate and Air Log employees.   Under the OLOG Plan, except for
those employees working in the state of Alaska, the Company matches each participant's contributions up to 3% of the employee's compensation. In addition, if net income exceeds 10% of stockholders' investment at the beginning of the year, the Company contributes funds to acquire Company stock up to an additional 3% of the employee's compensation, subject to a scheduled vesting period. Under the OLOG Plan, for Air Log employees working in the state of Alaska, the Company matches each participant's contributions up to 4% of the employee's compensation.

   The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible GPM employees. The Company matches 25% of each participant's contributions up to 6% of the employee's compensation.

   Bristow has a defined benefit retirement plan which covers all full-time employees of Bristow. The plan is funded by contributions partly from employees and partly from Bristow. Members contribute up to 7.5% of pensionable salary (as defined) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee's annualized average of employees' last three years pensionable salaries. Plan assets are held in separate trustee administered funds which are primarily invested in United Kingdom and other overseas equities and bonds.

   The following table sets forth the plan's funded status and pension costs recognized by the Company:

   Actuarial Present Value of Benefit Obligations (thousands of dollars):


                                                  MARCH 31, 1997
                                                  --------------

   Vested benefit obligation...................    $  (164,750)
   Accumulated benefit obligation..............    $  (164,750)

   Projected benefit obligation................    $  (179,995)
   Plan assets at fair value...................        184,762
                                                   -----------
   Plan assets in excess of projected
    benefit obligation.........................          4,767
   Unrecognized net gain.......................         (4,767)
   Prior service cost not yet recognized
    in net periodic pension cost...............             --
   Unrecognized net obligation being
    recognized over 15 years...................             --
                                                   -----------
   Accrued pension asset.......................    $        --
                                                   ===========

   Net periodic pension cost for the nine months ended March 31, 1997 was approximately $1,200,000.

   Actuarial assumptions used to develop these components were as follows:
Discount rate -- 8%, expected long-term rate of return on assets -- 9.5%, and rate of increase in Pension benefits over United Kingdom statutory benefits -- 3.5%.

   The Company's contributions to the three plans were $2,575,000; $680,000; and $1,074,000 for the nine month period ended March 31, 1997 and the years ended June 30, 1996 and 1995, respectively.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

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

   The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The amount of bonuses related to this plan were $565,000; $124,000; and $407,000 for the nine month period ended March 31, 1997 and the years ended June 30, 1996 and 1995, respectively. As of March 31, 1997 there were 18,908 shares of Restricted Stock outstanding.

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

   Under the Company's stock option plans there were 1,650,000 shares of Common Stock reserved for issue at March 31, 1997.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's fiscal year beginning
July 1, 1995. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the APB 25 method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company elected to continue to account for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:

                                     NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                      MARCH 31, 1997        JUNE 30, 1996
                                     -----------------   -------------------
   Net Income (in thousands):

     As reported...................       $ 17,232              $ 15,276
     Pro forma.....................       $ 16,607              $ 14,800

   Earnings per share:

     As reported.....................     $   0.84              $   0.77
     Pro forma.......................     $   0.81              $   0.75

   The pro forma effect on net earnings for 1997 and 1996 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants prior to July 1, 1995.

   A summary of the Company's stock options as of March 31, 1997 and June 30, 1996 and 1995 and changes during the periods ended on those dates is presented below:
                                                                 NUMBER
                                      WEIGHTED-AVERAGE             OF
                                       EXERCISE PRICE            SHARES
                                       --------------          ----------

   Balance at June 30, 1994..........     $   7.98               721,500
     Granted.........................        11.54               244,391
     Exercised.......................         5.00               (83,031)
     Expired or cancelled............        11.31               (19,900)
                                          --------             ---------
   Balance at June 30, 1995..........         9.20               862,960
     Granted.........................        12.70               164,000
     Exercised.......................         8.03               (24,460)
     Expired or cancelled............        10.97               (14,000)
                                          --------             ---------
   Balance at June 30, 1996..........         9.78               988,500
     Granted.........................        15.48               366,500
     Exercised.......................         7.75              (114,000)
     Expired or cancelled............        12.94               (10,000)
                                          --------             ---------
   Balance at March 31, 1997.........     $  11.64             1,231,000
                                          ========             =========

   As of March 31, 1997, June 30, 1996 and 1995, the number of options exercisable under the stock option plans was 864,500; 838,500; and 699,960, respectively; and the weighted average exercise price of those options was $10.02, $9.25 and $8.32, respectively.

   The weighted average fair value at date of grant for options granted during 1997 and 1996 was $5.30 and $4.35 per option, respectively. The fair value of options granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) expected volatility of 40%; (c) risk-free interest rate of 6.4%; and (d) expected life of 3 years.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding as of March 31, 1997:

                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                     ------------------------------------    ---------------------
                                   WGTD. AVG.    WGTD. AVG.               WGTD. AVG.
    RANGE OF            NUMBER     REMAINING     EXERCISE      NUMBER     EXERCISE
 EXERCISE PRICES     OUTSTANDING  CONTR. LIFE     PRICE      EXERCISABLE   PRICE
-----------------    -----------  -----------    ---------   -----------  ---------
$  6.75 - $  8.25      416,500       4.05        $  7.16      416,500     $  7.16
$ 11.50 - $ 13.00      642,500       7.71        $ 12.53      438,000     $ 12.61
$ 15.44 - $19.625      172,000       9.57        $ 19.16       10,000     $ 15.44
$  6.75 - $19.625    ---------       6.73        $ 11.64     --------     $ 10.02
                     1,231,000                                864,500
                     =========                               ========


L -- SEGMENT INFORMATION

   The Company operates principally in two business segments: Helicopter Activities and GPM. Air Log and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel, and medical support services to the domestic and international oil and gas industry. The information presented has been restated to reflect CPS as discontinued operations. Identifiable assets include net assets relating to CPS of $6.7 million, $7.2 million, and $6.3 million as of March 31, 1997 and June 30, 1996 and 1995, respectively. The following shows industry segment information for the nine months ended March 31, 1997 and the twelve months ended June 30, 1996 and 1995 (in thousands):
                                                         TWELVE MONTHS
                                        NINE MONTHS   -------------------
                                         MARCH 31,    JUNE 30,    JUNE 30,
                                           1997         1996        1995
                                         ---------   ---------   ---------
Operating Revenues: (1)
  Helicopter Activities...............   $ 143,647   $  86,080   $  85,526
  GPM.................................      23,481      31,209      32,810
                                         ---------   ---------   ---------
     Total............................   $ 167,128   $ 117,289   $ 118,336
                                         =========   =========   =========
Operating Profit (loss):
  Helicopter Activities...............   $  27,142   $  17,612   $  24,079
  GPM.................................       1,182        (183)        223
                                         ---------   ---------   ---------
     Total segment operating profit...   $  28,324   $  17,429   $  24,302

Corporate overhead....................      (3,110)     (4,063)     (4,033)
Earnings from unconsolidated
   entities...........................       2,602       4,056       4,050
Interest income, net..................      (2,228)      3,725       2,378
                                         ---------   ---------   ---------
Pretax income.........................   $  25,588   $  21,147   $  26,697
                                         =========   =========   =========

(1)  Net of Inter-Segment revenues of $2,246,000; $3,823,000 and $4,428,000 for
     March 31, 1997 and June 30, 1996 and 1995, respectively.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                                                      CAPITAL
                                                    EXPENDITURES
                                           ------------------------------
                                             1997       1996       1995
                                           --------   --------   --------

    Helicopter Activities................  $  9,835   $ 11,908   $  2,609
    GPM..................................       112         99        198
                                           --------   --------   --------
        Total............................  $  9,947   $ 12,007   $  2,807
                                           ========   ========   ========


                                                    DEPRECIATION
                                                  AND AMORTIZATION
                                           ------------------------------
                                             1997       1996       1995
                                           --------   --------   --------

    Helicopter Activities................  $ 11,531   $  7,083   $  7,357
    GPM..................................     1,003      1,347      1,727
    Corporate............................        90        119        116
                                           --------   --------   --------
        Total............................  $ 12,624   $  8,549   $  9,200
                                           ========   ========   ========


                                                 IDENTIFIABLE ASSETS
                                           ------------------------------
                                             1997       1996       1995
                                           --------   --------   --------

    Helicopter Activities................  $607,458   $164,560   $152,150
    GPM..................................    26,279     26,684     30,529
    Corporate and other..................    40,476     39,497     35,304
                                           --------   --------   --------
        Total............................  $674,213   $230,741   $217,983
                                           ========   ========   ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Segment information by geographic areas for the nine month period ended March 31, 1997 and the years ended June 30, 1996 and 1995 is as follows (thousands of dollars):

                                                          TWELVE MONTHS ENDED
                                         NINE MONTHS           JUNE 30,
                                            ENDED         -------------------
                                        MARCH 31, 1997      1996       1995
                                        --------------    --------   --------
Operating Revenue:
  United States.......................     $ 83,875       $102,072   $104,545
  United Kingdom/Europe...............       41,736             --         --
  International.......................       41,517         15,218     13,791
                                           --------       --------   --------
                                           $167,128       $117,289   $118,336
                                           ========       ========   ========

OPERATING PROFIT:
  United States.......................     $ 16,602       $ 12,655   $ 19,736
  United Kingdom/Europe...............        4,067             --         --
  International.......................        7,655          4,774      4,566
                                           --------       --------   --------
                                           $ 28,324       $ 17,429   $ 24,302
                                           ========       ========   ========
Identifiable assets:
  United States.......................     $163,766       $170,081   $165,510
  United Kingdom/Europe...............      336,693             --         --
  International.......................      173,754         60,660     52,473
                                           --------       --------   --------
                                           $674,213       $230,741   $217,983
                                           ========       ========   ========

   During 1997, 1996, and 1995, Air Log and Bristow conducted operations in approximately ten foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. Revenue earned from any single customer did not exceed 10% of total revenues during 1997, 1996, or 1995. Equipment registered in one country is chartered to other operating areas from time to time at rates sufficient to cover costs plus a reasonable return. These revenues ($7,063,000 in 1997; $7,441,000 in 1996; and $7,118,000
in 1995) have been eliminated in the amounts shown above.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

M -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


   The following quarterly financial data has been restated to reflect CPS as discontinued operations.

                                                      QUARTER ENDED
                                          -------------------------------------
                                          SEPT. 30  DEC. 31   MAR. 31   JUNE 30
                                          --------  --------  --------  -------
                                            (thousands of dollars, except
                                                  per share amounts)
1997
  Gross revenue.......................... $ 32,872  $ 41,459  $ 94,019    N/A
  Gross profit...........................    8,690     9,347    18,583    N/A
  Income from continuing operations......    5,781     5,522     6,322    N/A
  Income from discontinued operations....       74        86      (553)   N/A
  Net income............................. $  5,855  $  5,608  $  5,769    N/A

  Net income (loss) per common share:
    Income from continuing operations.... $   0.30  $   0.28  $   0.29    N/A
    Income from discontinued operations..       --        --     (0.02)   N/A
                                          --------  --------  --------
        Net income....................... $   0.30  $   0.28  $   0.27    N/A
                                          ========  ========  ========
1996
  Gross Revenue.......................... $ 28,959  $ 29,143  $ 28,592  $30,149
  Gross profit...........................    6,001     4,877     5,883    5,840
  Income from continuing operations......    3,693     3,238     4,060    4,033
  Income from discontinued operations....      (34)      218        51       17
  Net income............................. $  3,659  $  3,456  $  4,111  $ 4,050

  Net income (loss) per common share:
    Income from continuing operations.... $   0.19  $   0.17  $   0.21  $  0.20
    Income from discontinued operations..       --      0.01        --       --
                                          --------  --------  --------  -------
        Net income....................... $   0.19  $   0.18  $   0.21  $  0.20
                                          ========  ========  ========  =======
1995
  Gross revenue.......................... $ 26,225  $ 32,561  $ 30,175  $29,961
  Gross profit...........................    7,691     7,414     6,640    7,269
  Income from continuing operations......    5,018     5,120     4,258    4,566
  Income from discontinued operations....       --        99      (377)    (234)
  Net income............................. $  5,018  $  5,220  $  3,880  $ 4,332

  Net income (loss) per common share:
    Income from continuing operations.... $   0.28  $   0.26  $   0.22  $  0.23
    Income from discontinued operations..       --      0.01     (0.02)   (0.01)
                                          --------  --------  --------  -------
        Net income....................... $   0.28  $   0.27  $   0.20  $  0.22
                                          ========  ========  ========  =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   There is incorporated by reference herein the information under Item 5 and
Exhibit 99.1 contained in the registrant's Form 8-K dated July 30, 1997.


ITEM 11.   EXECUTIVE COMPENSATION

   There is incorporated by reference herein the information under Item 5 and
Exhibit 99.2 contained in the registrant's Form 8-K dated July 30, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is incorporated by reference herein the information under Item 5 and
Exhibit 99.3 contained in the registrant's Form 8-K dated July 30, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is incorporated by reference herein the information under Item 2 contained in the registrant's Form 8-K dated December 19, 1996, and Item 5 and
Exhibit 99.2 contained in the registrant's Form 8-K dated July 30, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements --

    Report of Independent Public Accountants
    Consolidated Balance Sheet -- March 31, 1997 and June 30, 1996
    Consolidated Statement of Income for the nine months ended March 31, 1997 and the two years ended June 30, 1996
    Consolidated Statement of Stockholders' Investment for the nine months ended
      March 31, 1997 and the two years ended June 30, 1996
    Consolidated Statement of Cash Flows for nine months ended March 31, 1997 and the two years ended June 30, 1996
    Notes to Consolidated Financial Statements

   All schedules have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

                                                  INCORPORATED BY
                                                   REFERENCE TO
                                                  REGISTRATION OR     FORM OR                      EXHIBIT
                  EXHIBITS                          FILE NUMBER       REPORT         DATE          NUMBER
                  --------                        ---------------     -------        ----          -------
(3)  Articles of Incorporation and By-laws
     (1)  Delaware Certificate of Incorporation       0-5232           10-K        June 1989       3(10)
     (2)  Agreement and Plan of Merger dated          0-5232           10-K        June 1989       3(11)
          December 29, 1987
     (3)  Certificate of Merger dated                 0-5232           10-K        June 1990       3(3)
          December 29, 1987
     (4)  Certificate of Correction of Certificate    0-5232           10-K        June 1990       3(4)
          of Merger dated January 20, 1988
     (5)  Certificate of Amendment of Certificate     0-5232           10-K        June 1990       3(5)
          of Incorporation dated November 30, 1989
     (6)  Certificate of Amendment of Certificate     0-5232            8-K        Dec. 1992       3
          of Incorporation dated December 9, 1992
     (7)  Rights Agreement and Form of Rights         0-5232            8A         Feb. 1996       4
          Certificate
     (8)  Amended and Restated By-laws                0-5232            8-K        Feb. 1996       3(7)
     (9)  Certificate of Designation of Series A      0-5232           10-K        June 1996       3(9)
          Junior Participating Preferred Stock
    (10)  First Amendment to Rights Agreement         0-5232          8-A/A         May 1997       5

(4)  Instruments defining the rights of security
     holders, including indentures
     (1)  Indenture dated as of December 15, 1996,    0-5232           10-Q        Dec. 1996       4(1)
          between Fleet National Bank and the Company
     (2)  Registration Rights Agreement dated         0-5232           10-Q        Dec. 1996       4(2)
          December 17, 1996, between the Company
          and Jefferies & Company, Inc., Simmons
          & Company International, and Johnson
          Rice & Company L.L.C.
     (3)  Registration Rights Agreement dated         0-5232           10-Q        Dec. 1996       4(3)
          December 19, 1996, between the Company
          and Caledonia Industrial and Services
          Limited

                                                  INCORPORATED BY
                                                   REFERENCE TO
                                                  REGISTRATION OR     FORM OR                      EXHIBIT
                  EXHIBITS                          FILE NUMBER       REPORT         DATE          NUMBER
                  --------                        ---------------     -------        ----          -------

(10)  Material Contracts
      (1)  1978 Stock Option and Stock Apprecia-     33-14800           S-8        June 1987         4(a)
           tion Rights Plan, as amended*
      (2)  Employee Incentive Award Plan*             0-5232           10-K        June 1981        10(5)
      (3)  Executive Severance Agreement, similar     0-5232           10-K        June 1989        10(12)
           contract omitted pursuant to Instruction
           2 to Item 601 of Regulation S-K*
      (4)  Executive Welfare Benefit Agreement,      33-9596            S-4        Dec. 1986        10(ww)
           similar agreement omitted pursuant to
           Instruction 2 to Item 601 of Regulation
           S-K*
      (5)  Executive Welfare Benefit Agreement,      33-9596            S-4        Dec. 1986        10(xx)
           similar agreements are omitted pursuant
           to Instruction 2 to Item 601 of Regulation
           S-K*
      (6)  Offshore Logistics, Inc. 1989              0-5232           10-K        June 1990         (28)
           Incentive Plan*
      (7)  Offshore Logistics, Inc. 1991 Non-        33-50946           S-8        Aug. 1992         4.1
           qualified Stock Option Plan for Non-
           employee Directors*
      (8)  Agreement and Plan of Merger dated as     33-79968           S-4        Aug. 1994         2(1)
           of June 1, 1994, as amended
      (9)  Shareholders Agreement dated as of        33-79968           S-4        Aug. 1994         2(2)
           June 1, 1994
      (10) Proposed Form of Non-competition          33-79968           S-4        Aug. 1994         2(3)
           Agreement with Individual Shareholders
      (11) Proposed Form of Joint Venture Agree-     33-79968           S-4        Aug. 1994         2(4)
           ment
      (12) Offshore Logistics, Inc. 1994 Long-       33-87450           S-8        Dec. 1994        84
           Term Management Incentive Plan*
      (13) Offshore Logistics, Inc. Annual Incen-     0-5232           10-K        June 1995        10(20)
           tive Compensation Plan*
      (14) Indemnity Agreement, similar agreements
           with other directors of the Company are
           omitted pursuant to Instruction 2 to
           Item 601 of Regulation S-K
      (15) Master Agreement dated December 12, 1996   0-5232            8-K        Dec. 1996         2(1)
      (16) Incorporated by reference documents

     * Compensatory Plan or Arrangement



      Agreements with respect to certain of the Company's long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

(21)  Subsidiaries of the registrant.

(23)  Consent of Independent Public Accountants

(27)  Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed a Form 8-K dated December 19, 1996. Information reported was under Item 2 -- Acquisition or Disposition of Assets related to the Company's investment in Bristow Aviation Holdings Limited.

      The Company filed a Form 8-K dated May 1, 1997. Information reported was under Item 5 -- Other Events related to the First Amendment to the Rights Agreement and Item 8 -- Change in Fiscal Year.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OFFSHORE LOGISTICS, INC.


                                            By: /s/ George M. Small
                                               --------------------------------
                                                        George M. Small
                                                Vice President--Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer)

July 30,  1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter N. Buckley
--------------------------------           DIRECTOR               JULY 30,  1997
        PETER N. BUCKLEY

/s/ Jonathan H. Cartwright
--------------------------------           DIRECTOR               JULY 30, 1997
     JONATHAN H. CARTWRIGHT

/s/ James B. Clement
--------------------------------     CHAIRMAN OF THE BOARD,       JULY 30, 1997
        JAMES B. CLEMENT           PRESIDENT, CHIEF EXECUTIVE
                                     OFFICER, AND DIRECTOR

/s/ Louis F. Crane
--------------------------------           DIRECTOR               JULY 30, 1997
         LOUIS F. CRANE

/s/ David S. Foster
--------------------------------           DIRECTOR               JULY 30, 1997
         DAVID S. FOSTER

/s/ David M. Johnson
--------------------------------           DIRECTOR               JULY 30, 1997
        DAVID M. JOHNSON

/s/ Kenneth M. Jones
--------------------------------           DIRECTOR               JULY 30, 1997
        KENNETH M. JONES

/s/ Harry C. Sager
--------------------------------           DIRECTOR               JULY 30, 1997
         HARRY C. SAGER


/s/ George M. Small
--------------------------------      VICE PRESIDENT, CHIEF       JULY 30, 1997
         GEORGE M. SMALL          FINANCIAL OFFICER, AND DIRECTOR

/s/ Howard Wolf
--------------------------------           DIRECTOR               JULY 30, 1997
           HOWARD WOLF