Form 10-Q
period 1997-06-30
OFFSHORE LOGISTICS INC
filed 1997-08-14
CIK 73887

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


          [X]   Quarterly Report Pursuant to  Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997

          [ ]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the transition period  _____ to  _____

                         Commission File Number 0-5232

                           OFFSHORE LOGISTICS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                            72-0679819
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

            224 Rue de Jean
    P.O. Box 5C, Lafayette, Louisiana                             70505
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (318) 233-1221


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


     Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1997.

               21,251,633 shares of Common Stock, $.01 par value

================================================================================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
               (thousands of dollars, except per share amounts)

                                                        Three Months Ended
                                                              June 30,
                                                     ------------------------
                                                         1997         1996
                                                         ----         ----
GROSS REVENUE
Operating revenue.................................  $   100,211   $    30,492
Gain (loss) on disposal of equipment..............         (230)         (343)
                                                    -----------   -----------
                                                         99,981        30,149
OPERATING EXPENSES
Direct cost.......................................       72,455        22,061
Depreciation and amortization.....................        8,029         2,248
General and administrative........................        6,542         2,248
                                                    -----------   -----------
                                                         87,026        26,557
                                                    -----------   -----------
OPERATING INCOME..................................       12,955         3,592
Earnings from unconsolidated entities.............        1,001         1,101
Interest income...................................          878         1,034
Interest expense..................................        5,070            65
                                                    -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES........................        9,764         5,662
Provision for income taxes........................        2,929         1,629
Minority interest.................................         (242)           --
                                                    -----------   -----------
INCOME FROM CONTINUING OPERATIONS.................        6,593         4,033
Discontinued operations:
  Income (Loss) from CPS operations...............          (15)           17
                                                    -----------   -----------
NET INCOME                                          $     6,578   $     4,050
                                                    ===========   ===========

PRIMARY:
Income (Loss) per common share:
  Continuing operations...........................  $      0.31   $      0.20
  Discontinued operations.........................           --            --
                                                    -----------   -----------
Net income per common share and common
 equivalent share.................................  $      0.31   $      0.20
                                                    ===========   ===========
Common shares and common equivalent
 shares outstanding...............................   21,536,513    19,820,657
                                                    ===========   ===========

FULLY DILUTED:
Income (Loss) per common share:
  Continuing operations...........................  $      0.29   $      0.20
  Discontinued operations.........................           --            --
                                                    -----------   -----------
Net income per common share and common
 equivalent share.................................  $      0.29   $      0.20
                                                    ===========   ===========

Common shares and common equivalent
 shares outstanding...............................   25,853,590    19,820,657
                                                    ===========   ===========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (thousands of dollars)

                                                         JUNE 30,    MARCH 31,
                                                           1997        1997
                                                        ----------  ----------
ASSETS

Current Assets:
  Cash and cash equivalents...........................  $   15,402  $   29,829
  Accounts receivable.................................     109,697      88,268
  Inventories                                               73,052      70,827
  Net assets of discontinued operations...............       6,714       6,686
  Prepaid expenses....................................         995         887
                                                        ----------  ----------
       Total current assets...........................     205,860     196,497

Investments in unconsolidated entities................       9,237       9,250
Property and equipment - at cost:
  Land and buildings..................................      12,990      13,175
  Aircraft and equipment..............................     538,104     497,672
                                                        ----------  ----------
                                                           551,094     510,847
Less: accumulated depreciation and amortization.......     (79,616)    (74,465)
                                                        ----------  ----------
                                                           471,478     436,382
Other assets, primarily goodwill......................      31,915      32,084
                                                        ----------  ----------
                                                        $  718,490  $  674,213
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable....................................  $   33,414  $   31,166
  Accrued liabilities.................................      36,602      38,592
  Deferred taxes......................................      18,237      17,968
  Current maturities of long-term debt................      53,669      51,240
                                                        ----------  ----------
       Total current liabilities......................     141,922     138,966

  Long-term debt, less current maturities.............     227,484     199,631
  Deferred credits....................................       2,375         622
  Deferred taxes......................................      92,115      91,445
  Minority interest...................................       9,028       8,643

Stockholders' Investment:
  Common Stock, $.01 par value, authorized
   35,000,000 shares; outstanding 21,251,633
   and 21,081,133 at June 30 and March 31,
   respectively (exclusive of 517,550 treasury
   shares)............................................         213         211
  Additional paid-in capital..........................     116,701     115,346
  Retained earnings...................................     127,364     120,786
  Cumulative translation adjustment...................       1,288      (1,437)
                                                        ----------  ----------
                                                           245,566     234,906
                                                        ----------  ----------
                                                        $  718,490  $  674,213
                                                        ==========  ==========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (thousands of dollars)


                                                        Three Months Ended
                                                              June 30,

                                                          1997         1996
                                                       ----------   ----------
Cash flows from operating activities:
  Net income.........................................  $    6,578   $    4,050
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization......................       8,028        2,419
  Increase in deferred taxes.........................       1,976          533
  (Gain) loss on asset dispositions..................         230          379
  Equity in earnings from unconsolidated entities
   over dividends received...........................          40           --
  Minority interest in earnings......................         242          (18)
  Discontinued operations............................          15          (17)
  Increase in accounts receivable....................     (21,797)      (1,459)
  (Increase) Decrease in inventories.................      (1,754)          19
  (Increase) Decrease in prepaid expenses and other..        (182)       1,339
  Increase (Decrease) in accounts payable............       1,828       (1,413)
  Decrease in accrued liabilities....................      (2,685)      (1,641)
  Increase in deferred credits.......................       1,753        1,862
                                                       ----------   ----------
Net cash provided by (used in ) operating
 activities..........................................      (5,728)       6,053
                                                       ----------   ----------
Cash flows from investing activities:
Capital expenditures.................................     (37,839)        (496)
Proceeds from asset dispositions.....................         527           34
                                                       ----------   ----------
Net cash used in investing activities................     (37,312)        (462)
                                                       ----------   ----------
Cash flows from financing activities:
  Proceeds from borrowings...........................      27,746           --
  Repayment of debt..................................        (506)      (2,000)
  Issuance of common stock...........................       1,357           75
                                                       ----------   ----------
Net cash provided by (used in) financing activities..      28,597       (1,925)
                                                       ----------   ----------
Effect of exchange rate changes in cash..............          16           --
Net increase (decrease) in cash and cash
 equivalents.........................................     (14,427)       3,666
Cash and cash equivalents at beginning of period.....      29,829       53,273
                                                       ----------   ----------
Cash and cash equivalents at end of quarter..........  $   15,402   $   56,939
                                                       ==========   ==========
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest...........................................  $    6,159   $      173
  Income taxes.......................................         193        1,103

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the nine month period ended March 31, 1997.

NOTE B - INVESTMENT IN BRISTOW

     On December 19, 1996, OLOG acquired 49% of the common stock and a significant amount of Bristow Aviation Holdings, Ltd. ("Bristow") subordinated debt as detailed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited ("BHGL"). Bristow provides helicopter services to the North Sea oil and gas industry. Services consist of short and long range crew change flights, offshore-based and inter-platform shuttle operations, and search and rescue missions. Bristow also operates aircraft in Australia, Brunei, Cambodia, China, Nigeria, South America, and Vietnam among others.

     The investment was accounted for by the purchase method of accounting under Accounting Principals Board Opinion No. 16, as amended, and accordingly, the results of operations of Bristow for the three months ended June 30, 1997 are included in the accompanying consolidated financial statements. The total consideration has been allocated to Bristow's assets and liabilities based on
the estimated fair market value as of December 19, 1996.   The purchase price
allocation is based on preliminary estimates of fair value and may be revised at a later date.

     The following unaudited pro forma financial information for the Company gives effect to the Bristow investment as if it had occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The pro forma results follow (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                            JUNE 30, 1996
                                                          ------------------
                                                             (unaudited)

     Gross revenue......................................     $   91,063
                                                             ==========
     Income from continuing operations..................     $    4,885
                                                             ==========
     Earnings per common share and common
      equivalent share
       Income from continuing operations:
         Primary........................................     $     0.23
                                                             ==========
         Fully diluted..................................     $     0.23
                                                             ==========

NOTE C - DISCONTINUED OPERATIONS

     On July 16, 1997, the Company finalized the sale of its investment in Cathodic Protection Services to Corrpro Companies, Inc. As a result of the sale, the consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of CPS as a discontinued operation in accordance with generally accepted accounting principles. The Company expects to recognize a small gain on the sale during the quarter ended September 30, 1997.

NOTE D - COMMITMENTS AND CONTINGENCIES

     On August 6, 1997, the domestic pilots at Air Logistics ("Air Log") voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company expects to enter into good faith negotiations with the pilots' representative for collective bargaining purposes. During the three months ended June 30, 1997, $24.5 million of operating revenues were from Air Log's domestic operations. An application for representation by OPEIU was also filed against Air Log's principal competitor, and that election will take place on September 4, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company, through its Air Logistics division ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production personnel and medical support services to the worldwide oil and gas industry.

     A summary of operating results for the applicable periods is as follows:

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                          1997        1996
                                                        --------    --------

Gross revenue........................................   $ 99,981    $ 30,149
Operating expenses...................................     87,026      26,557
                                                        --------    --------
Operating income.....................................     12,955       3,592

Earnings from unconsolidated entities................      1,001       1,101
Interest income (expense), net.......................     (4,192)        969
                                                        --------    --------
Income before provision for income taxes.............      9,764       5,662
Provision for income taxes...........................      2,929       1,629
(Income) loss of minority interest...................       (242)         --
Discontinued operations..............................        (15)         17
                                                        --------    --------
Net income...........................................   $  6,578    $  4,050
                                                        ========    ========
RESULTS OF OPERATIONS

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

     The following table sets forth certain operating data related to helicopter activities.

                                                           THREE MONTHS
                                                           ENDED JUNE 30,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
                                                           (in thousands,
                                                        except flight hours)

Flight hours (excludes unconsolidated entities):
  Air Log.............................................    35,777      29,109
  Bristow.............................................    24,259          --
                                                        --------    --------
      Total Helicopter Activities.....................    60,036      29,109
                                                        ========    ========
Operating revenues:
  Air Log.............................................  $ 29,853    $ 23,976
  Bristow.............................................    61,511          --
  Eliminations........................................      (142)         --
                                                        --------    --------
      Total Helicopter Activities.....................  $ 91,222    $ 23,976
                                                        --------    --------
Operating income, excluding gain or loss on
 disposal of equipment:
  Air Log.............................................  $  8,488    $  4,927
  Bristow.............................................     5,390          --
                                                        --------    --------
      Total Helicopter Activities.....................  $ 13,878    $  4,927
                                                        ========    ========
Gross margin, excluding gain or loss on
 disposal of equipment:
  Air Log.............................................      28.4%       20.5%
  Bristow.............................................       8.8%         --%
      Total Helicopter Activities.....................      15.2%       20.5%

     The results of operations in the Gulf of Mexico for the first quarter of fiscal 1998 reflect the strong levels of activity in that area as well as rate increases that were effective during this period. The increase in flight operations in the Gulf of Mexico resulted in an increase in operating revenues and corresponding operating expenses. Gulf of Mexico flight hours and operating revenues for the three months ended June 30, 1997 increased over 25% compared to the same period in the prior year. Gulf of Mexico operating expenses were $19.0 million for the three months ended June 30, 1997, a 14% increase from the prior year. Gulf of Mexico operating income for the three months ended June 30, 1997 was $6.1 million, a 93% increase over the prior year.

     Bristow's flight hours were 24,259 for the three months ended June 30, 1997 and operation revenues for that period were $61.5 million. Bristow operating expenses for the three months ended June 30, 1997 was $56.1 million. Operating income attributable to Bristow was $5.4 million for the three months ended
June 30, 1997.

     International flight hours and operating revenues from Air Log increased by 19% and 25%, respectively for the three months ended June 30, 1997. International operating income from Air Log was $1.6 million for the three months ended June 30, 1997, a 28% increase from the prior year.

PRODUCTION MANAGEMENT SERVICES

     Operating revenues for GPM were $10.0 million for the three months ended June 30, 1997, compared to prior year revenues of $7.3 million, a 38% increase. Operating expenses for GPM were $9.3 million and $7.3 million for the three months ended June 30, 1997 and 1996, respectively. GPM operating income was $0.7 million and ($0.1) million for the three months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $15.4 million as of June 30, 1997, a $14.4 million decrease from March 31, 1997. Working capital as of June 30, 1997 was $63.9 million, a $6.4 million increase from March 31, 1997. In May 1997, the Company acquired five aircraft (including four Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction. Total debt was $281.1 million as of June 30, 1997.

     As of June 30, 1997, Bristow had a (Pounds)15 million ($24.5 million) revolving credit facility with a syndicate of United Kingdom banks that matures on June 30, 1999. Bristow had (Pounds)9.7 million ($16.2 million) drawn under this facility as of June 30, 1997.

     As of June 30, 1997, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on January 31, 1998. Management believes that normal operations, as well as the expected refinancing, will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

     The effective income tax rates from continuing operations were 30% and 29% for the three months ended June 30, 1997 and 1996, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income.

     The Company has received notices from the United States Environmental Protection Agency that it is one of approximately 160 potentially responsible parties ("PRP") at one Superfund site in Texas, one of over 300 PRPs at one site in Louisiana, and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition.

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

                                    PART II


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a)       Listed below are the documents filed as exhibits to this report:

          Exhibit 11 - Computation of Earnings Per Share

          Exhibit 27 - Financial Data Statement

(b)       Reports on Form 8-K:

          The Company filed a Form 8-K dated May 1, 1997. Information reported was under Item 5 - Other Events related to the First Amendment to the Rights Agreement and Item 8 - Change in Fiscal year.

          The Company filed a Form 8- K dated July 30, 1997. Information reported was under Item 5 - Other Events Disclosure of Certain Information with respect to directors and executive officers of the registrant, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related transactions.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OFFSHORE LOGISTICS, INC.



                                    BY: /s/ JAMES B. CLEMENT
                                        -------------------------------------
                                        JAMES B. CLEMENT
                                        Chairman of the Board, President,
                                        and Chief Executive Officer,

                                    DATE:   August 14, 1997



                                    BY: /s/ GEORGE M. SMALL
                                        -------------------------------------
                                        GEORGE M. SMALL
                                        Vice President and Chief
                                        Financial Officer

                                    DATE:   August 14, 1997