Form 10-Q
period 1997-09-30
OFFSHORE LOGISTICS INC
filed 1997-11-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

         [X]  Quarterly Report Pursuant to  Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1997

         [ ]  Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the transition period  _____ to  _____

                       Commission File Number 0-5232

                          OFFSHORE LOGISTICS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                      Delaware                           72-0679819
              ------------------------------        ----------------------
              (State or other jurisdiction of           (IRS Employer
              incorporation or organization)        Identification Number)

                  224 Rue de Jean
             P. O. Box 5C, Lafayette, Louisiana             70505
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code: (318) 233-1221
                                                             --------------

         ------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has
         filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
         the past 90 days. Yes [X]    No [ ]


         Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1997.

               21,648,133 shares of Common Stock, $.01 par value

         ==================================================================

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                (thousands of dollars, except per share amounts)

                                 Three Months Ended         Six Months Ended
                                    September 30,             September 30,
                                 ------------------         -----------------
                                  1997         1996         1997         1996
                                  ----         ----         ----         ----
GROSS REVENUE
Operating revenue. . . . . . $   107,581  $    32,639  $   207,792  $    63,131
Gain (loss) on disposal
 of equipment. . . . . . . .         (16)         233         (246)        (110)
                             -----------  -----------  -----------  -----------
                                 107,565       32,872      207,546       63,021
OPERATING EXPENSES
Direct cost. . . . . . . . .      77,989       21,936      150,444       43,997
Depreciation and amortization      8,050        2,246       16,079        4,494
General and administrative .       6,784        2,525       13,326        4,773
                             -----------  -----------  -----------  -----------
                                  92,823       26,707      179,849       53,264
                             -----------  -----------  -----------  -----------

OPERATING INCOME . . . . . .      14,742        6,165       27,697        9,757
Earnings from unconsolidated
 entities. . . . . . . . . .       1,716        1,255        2,717        2,356
Interest income. . . . . . .         734        1,099        1,612        2,133
Interest expense . . . . . .       5,457           17       10,527           82
                             -----------  -----------  -----------  -----------
INCOME FROM CONTINUING
OPERATIONS BEFORE PROVISION
FOR INCOME TAXES . . . . . .      11,735        8,502       21,499       14,164
Provision for income taxes .       3,520        2,721        6,449        4,350
Minority interest. . . . . .        (256)          --         (498)          --
                             -----------  -----------  -----------  -----------
INCOME FROM CONTINUING
OPERATIONS . . . . . . . . .       7,959        5,781       14,552        9,814

Discontinued operations:
  Income (Loss) from CPS
  operations . . . . . . . .        (215)          74         (230)          91
  Gain on sale of CPS. . . .         384           --          384           --
                             -----------  -----------  -----------  -----------
                                     169           74          154           91
                             -----------  -----------  -----------  -----------
NET INCOME . . . . . . . . . $     8,128  $     5,855  $    14,706  $     9,905
                             ===========  ===========  ===========  ===========
PRIMARY:
Income per common share:
  Continuing operations. . . $      0.37  $      0.30  $      0.67  $      0.50
  Discontinued operations. .          --           --         0.01           --
                             -----------  -----------  -----------  -----------
Net income per common share
and common equivalent share. $      0.37  $      0.30  $      0.68  $      0.50
                             ===========  ===========  ===========  ===========
Common shares and common
equivalent shares
outstanding. . . . . . . . .  21,711,224   19,764,582   21,623,869   19,792,620
                             ===========  ===========  ===========  ===========
FULLY DILUTED:
Income per common share:
  Continuing operations. . . $      0.35  $      0.30  $      0.64  $      0.50
  Discontinued operations. .          --           --         0.01           --
                             -----------  -----------  -----------  -----------
Net income per common share
and common equivalent share. $      0.35  $      0.30  $      0.65  $      0.50
                             ===========  ===========  ===========  ===========
Common shares and common
equivalent shares
outstanding. . . . . . . . .  25,997,744   19,764,582   25,925,667   19,792,620
                             ===========  ===========  ===========  ===========

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (thousands of dollars)


                                                       September 30, March 31,
                                                           1997         1997
                                                       ------------  ---------
ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . $    32,962  $    29,829
   Accounts receivable . . . . . . . . . . . . . . . .      89,498       88,268
   Inventories . . . . . . . . . . . . . . . . . . . .      72,308       70,827
   Net assets of discontinued operations . . . . . . .          --        6,686
   Prepaid expenses. . . . . . . . . . . . . . . . . .       1,305          887
                                                       -----------  -----------
        Total current assets . . . . . . . . . . . . .     196,073      196,497

Investments in unconsolidated entities . . . . . . . .      11,099        9,250
Property and equipment - at cost:
   Land and buildings. . . . . . . . . . . . . . . . .      12,742       13,175
   Aircraft and equipment. . . . . . . . . . . . . . .     531,496      497,672
                                                       -----------  -----------
                                                           544,238      510,847
Less: accumulated depreciation and amortization. . . .     (83,846)     (74,465)
                                                       -----------  -----------
                                                           460,392      436,382
Other assets, primarily goodwill . . . . . . . . . . .      31,173       32,084
                                                       -----------  -----------
                                                       $   698,737  $   674,213
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . $    34,905  $    31,166
   Accrued liabilities . . . . . . . . . . . . . . . .      41,386       38,592
   Deferred taxes. . . . . . . . . . . . . . . . . . .      17,697       17,968
   Current maturities of long-term debt. . . . . . . .      43,202       51,240
                                                       -----------  -----------
        Total current liabilities. . . . . . . . . . .     137,190      138,966

   Long-term debt, less current maturities . . . . . .     207,007      199,631
   Deferred credits. . . . . . . . . . . . . . . . . .       1,781          622
   Deferred taxes. . . . . . . . . . . . . . . . . . .      91,521       91,445
   Minority interest . . . . . . . . . . . . . . . . .       9,013        8,643

Stockholders' Investment:
   Common Stock, $.01 par value, authorized 35,000,000
     shares; outstanding 21,648,133 and 21,081,133 at
     September 30 and March 31, respectively (exclusive
     of 517,550 treasury shares) . . . . . . . . . . .         216          211
   Additional paid-in capital. . . . . . . . . . . . .     120,731      115,346
   Retained earnings . . . . . . . . . . . . . . . . .     135,492      120,786
   Cumulative translation adjustment . . . . . . . . .      (4,214)      (1,437)
                                                       -----------  -----------
                                                           252,225      234,906
                                                       -----------  -----------
                                                       $   698,737  $   674,213
                                                       ===========  ===========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (thousands of dollars)

                                                           Six Months Ended
                                                             September 30,
                                                           -----------------
                                                           1997         1996
                                                           ----         ----
Cash flows from operating activities:
     Net income. . . . . . . . . . . . . . . . . . . . $    14,706  $     9,905
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization . . . . . . . . . .      16,079        4,854
     Increase in deferred taxes. . . . . . . . . . . .       3,506        1,780
     (Gain) loss on asset dispositions . . . . . . . .         246          148
     Equity in earnings from unconsolidated entities
       over dividends received . . . . . . . . . . . .      (1,573)          --
     Minority interest in earnings . . . . . . . . . .         498          (30)
     Discontinued operations . . . . . . . . . . . . .         230          (91)
     Increase in accounts receivable . . . . . . . . .      (1,267)      (1,378)
     Increase in inventories . . . . . . . . . . . . .      (1,913)        (153)
     (Increase) Decrease in prepaid expenses and other        (943)         787
     Increase (Decrease) in accounts payable . . . . .       2,017       (2,809)
     Increase in accrued liabilities . . . . . . . . .       1,369          719
     Increase in deferred credits. . . . . . . . . . .       1,159        1,240
                                                       -----------  -----------
Net cash provided by operating activities. . . . . . .      34,114       14,972
                                                       -----------  -----------
Cash flows from investing activities:
Capital expenditures . . . . . . . . . . . . . . . . .     (44,977)      (1,887)
Proceeds from asset dispositions . . . . . . . . . . .       2,606          352
Proceeds from CPS disposal . . . . . . . . . . . . . .       5,700           --
Proceeds from maturity of marketable securities. . . .          --        4,000
Acquisitions, net of cash received . . . . . . . . . .        (353)          --
                                                       -----------  -----------
Net cash provided by (used in) investing activities. .     (37,024)       2,465
                                                       -----------  -----------
Cash flows from financing activities:
     Proceeds from borrowings. . . . . . . . . . . . .      27,401           --
     Repayment of debt . . . . . . . . . . . . . . . .     (27,145)      (2,000)
     Issuance of common stock. . . . . . . . . . . . .       5,391           87
                                                       -----------  -----------
Net cash provided by (used in) financing activities. .       5,647       (1,913)
                                                       -----------  -----------
Effect of exchange rate changes in cash. . . . . . . .         396           --
Net increase in cash and cash equivalents. . . . . . .       3,133       15,524
Cash and cash equivalents at beginning of period . . .      29,829       53,273
                                                       -----------  -----------
Cash and cash equivalents at end of quarter. . . . . . $    32,962  $    68,797
                                                       ===========  ===========
Supplemental disclosure of cash flow information
Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . $     9,731  $       307
     Income taxes. . . . . . . . . . . . . . . . . . .         819        1,553

       OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  September 30, 1997

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the nine month period ended March 31, 1997.

NOTE B - Investment in Bristow

         On December 19, 1996, OLOG acquired 49% of the common stock and a significant amount of Bristow Aviation Holdings, Ltd. ("Bristow") subordinated debt as detailed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited
("BHGL").  Bristow provides helicopter services to the North
Sea oil and gas industry. Services consist of short and long range crew change flights, offshore-based and inter-platform shuttle operations, and search and rescue missions. Bristow also operates aircraft in Australia, Brunei, Cambodia, China,
Nigeria, South America and Vietnam among others.

         The investment was accounted for by the purchase method of accounting under Accounting Principals Board
Opinion No. 16, as amended, and accordingly, the results of operations of Bristow for the six months ended September 30, 1997 are included in the accompanying consolidated financial statements. The total consideration has been allocated to Bristow's assets and liabilities based on the estimated fair
market value as of December 19, 1996.   The purchase price
allocation is based on preliminary estimates of fair value and may be revised at a later date.

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

                                             Six Months Ended
                                            September 30, 1996
                                            ------------------
                                                (unaudited)

Gross revenue . . . . . . . . . . . . . . . . . $  187,505
                                                ==========
Income from continuing operations . . . . . . . $   11,708
                                                ==========
Earnings per common share and common equivalent
share
         Income from continuing operations:
         Primary. . . . . . . . . . . . . . . . $     0.55
                                                ==========
         Fully diluted. . . . . . . . . . . . . $     0.55
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

NOTE D - Commitments and Contingencies

         On August 6, 1997, the domestic pilots at Air Logistics ("Air Log") voted to become members of the Office and Professional Employees International Union ("OPEIU"). The
Company expects to enter into good faith negotiations with the pilots' representative for collective bargaining purposes. During the six months ended September 30, 1997, $56.3 million of operating revenues were from Air Log's domestic operations.
On September 4, 1997, the pilots at Air Log's principal competitor rejected to be represented by OPEIU. The OPEIU has filed objections with the National Mediation Board seeking a new election at Air Log's competitor.

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

         A summary of operating results for the applicable periods is as follows:

                           Three Months Ended       Six Months Ended
                              September 30,           September 30,
                           ------------------       ----------------
                            1997        1996        1997        1996
                            ----        ----        ----        ----
Gross revenue. . . . . . $ 107,565   $  32,872   $ 207,546   $  63,021
Operating expenses . . .    92,823      26,707     179,849      53,264
                         ---------   ---------   ---------   ---------
Operating income . . . .    14,742       6,165      27,697       9,757

Earnings from unconsoli-
 dated entities. . . . .     1,716       1,255       2,717       2,356
Interest income
 (expense), net. . . . .    (4,723)      1,082      (8,915)      2,051
                         ---------   ---------   ---------   ---------

Income before provision
 for income taxes. . . .    11,735       8,502      21,499      14,164

Provision for income
 taxes . . . . . . . . .     3,520       2,721       6,449       4,350
Minority interest. . . .      (256)         --        (498)         --
Discontinued operations.       169          74         154          91
                         ---------   ---------   ---------   ---------

Net income . . . . . . . $   8,128   $   5,855   $  14,706   $   9,905
                         =========   =========   =========   =========

Results of Operations

Helicopter Activities

         Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico. Bristow also provides search and rescue work for the British Coast Guard. Air Log's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. Air Log has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). Air Log and Bristow also operate in various other international areas (including Australia, Bolivia, Brazil, Brunei, China, Colombia, the Falklands, Mexico, Nigeria and Trinidad). These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas.

The following table sets forth certain operating data related to helicopter activities.


                       Three Months Ended    Six Months Ended   Three Months
                         September 30,         September 30,        Ended
                       ------------------    ----------------      June 30,
                         1997      1996       1997       1996       1997
                         ----      ----       ----       ----       ----
                               (in thousands except flight hours)
Flight hours (excludes
 unconsolidated
 entities):
  Air Log . . . . . .   37,812     30,455     73,589     59,554     35,777
  Bristow . . . . . .   24,880         --     48,461         --     23,581
                      --------   --------   --------   --------   --------
    Total Helicopter
      Activities        62,692     30,455    122,050     59,554     59,358
                      ========   ========   ========   ========   ========
Operating revenues:
  Air Log . . . . . . $ 31,857   $ 25,709   $ 61,710   $ 49,685   $ 29,853
  Bristow . . . . . .   65,513         --    127,024         --     61,511
  Eliminations. . . .     (152)        --       (294)        --       (142)
                      --------   --------   --------   --------   --------
    Total Helicopter
      Activities. . . $ 97,218   $ 25,709   $188,440   $ 49,685   $ 91,222
                      ========   ========   ========   ========   ========
Operating income,
 excluding gain or
 loss on disposal of
 equipment:
  Air Log . . . . . . $  7,711   $  6,748   $ 16,199   $ 11,675   $  8,488
  Bristow . . . . . .    6,625         --     12,015         --      5,390
                      --------   --------   --------   --------   --------
    Total Helicopter
      Activities. . . $ 14,336   $  6,748   $ 28,214   $ 11,675   $ 13,878
                      ========   ========   ========   ========   ========

Gross margin, exclud-
 ing gain or loss on
 disposal of
 equipment:
  Air Log . . . . . .     24.2%      26.2%      26.3%     23.5%      28.4%
  Bristow . . . . . .     10.1%        --%       9.5%       --%       8.8%
    Total Helicopter
      Activities. . .     14.7%      26.2%      15.0%     23.5%      15.2%

         The results of operations in the Gulf of Mexico for the second quarter of fiscal 1998 reflect the strong levels of activity in that area. The increase in flight operations in the Gulf of Mexico resulted in an increase in operating revenues and corresponding operating expenses. Gulf of Mexico flight hours for the three months and six months ended September 30, 1997 were 30,068 and 59,161 and operating revenues were $26.4 million and $51.5 million, respectively. The increase in flight hours and operating revenues from the prior year was over 25% for the periods presented. Operating income for the three months and six months ended September 30, 1997 was $5.1 million and $11.2 million, respectively, an 18% and 50% increase from the prior year. Additional rate increases to become effective during the third and fourth quarter of fiscal 1998, as well as new aircraft delivered during the third quarter of fiscal 1998 should have a positive impact on future earnings related to Gulf of Mexico operations.

         Bristow's flight hours for the three months and six months ended September 30, 1997 were 24,880 and 48,461, respectively. Operating revenues for the three months and six months ended September 30, 1997 were $65.5 million and $127.0 million, respectively. During the quarter ended September 30, 1997, the worldwide fleet of Eurocopter 332L Super Pumas was grounded for approximately ten days pending an investigation by the Norwegian Civil Aviation Authority and Eurocopter of an accident in a competitor's operation. Bristow's fleet includes 29 Super Pumas. The impact on operating margins from the grounding of the Super Puma fleet was estimated at $0.4 million. Operating income attributable to Bristow was $6.6 million and $12.0 million for the three months and six months ended September 30, 1997.

         International operating revenues from Air Log for the three months and six months ended September 30, 1997 were $5.3 million and $10.3 million, respectively. International operating income from Air Log for the three months and six months ended September 30, 1997 were $1.7 million and $3.3 million, a 14% and 21% increase from the prior year.

Production Management Services

         Demand for GPM's services remains strong and the Company continues to show improved results due to increased activity in the Gulf of Mexico. Operating revenues for GPM were $11.4 million and $21.4 million for the three months and six months ended September 30, 1997, an increase of over 40% from the prior year. Operating expenses for GPM were $10.5 million and $19.7 million for the three months and six months ended September 30, 1997. GPM operating income was $0.9 million and $1.6 million for the three months and six months ended September 30, 1997, compared to $0.4 million and $0.4 million for the same periods in the prior year.

Liquidity and Capital Resources

         Cash and cash equivalents were $33.0 million as of September 30, 1997, a $3.1 million increase from March 31, 1997. Working capital as of September 30, 1997 was $58.9 million, a $1.4 million increase from March 31, 1997. In May 1997, the Company acquired five aircraft (including four Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction. Total debt was $250.2 million as of September 30, 1997.

         As of September 30, 1997, Bristow had a (Pounds) 15 million ($24.2 million) revolving credit facility with a syndicate of United Kingdom banks that matures on June 30, 1999. Bristow had no funds drawn under this facility as of September 30, 1997.

         The Company is planning to refinance approximately
(Pounds) 70.0 million ($113.0 million) of Bristow's debt in two traunches. Approximately 30% of the refinanced debt will amortize over four years. The remaining 70% will be repaid after seven years in four annual installments. The effective rate on this debt is expected to be reduced from approximately 9.5% to a fixed rate of 8%.

         As of September 30, 1997, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on January 31, 1998. Management believes that normal operations, as well as the expected refinancing, will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

         Effective income tax rates for interim periods are based on the Company's projected effective tax rate for the fiscal year then ended. Effective July 1, 1997, the United Kingdom lowered the corporate income tax rates from a maximum of 33% to 31%. The Company's deferred tax liability was reduced by $6.2 million as a result of the change in the U.K.
tax rate, which was offset by a reduction in the deferred tax asset related to foreign tax credits. The effective tax rate was 30% for the three months and six months ended September 30, 1997. The effective tax rate for the three months and six months ended September 30, 1996, was 32% and 31%, respectively.

         The Company has received notices from the United States Environmental Protection Agency that it is one of approximately 160 potentially responsible parties ("PRP") at one Superfund site in Texas, one of over 300 PRPs at one site in Louisiana and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition.

         Subsequent to September 30, 1997, Louis F. Crane, a member of the Board of Directors since 1987, was appointed Chairman of the Board of Directors, George M. Small was appointed President and Drury A. Milke was appointed Chief Financial Officer. Mr. Small joined the Company in 1977 and was Chief Financial Officer prior to his promotion. Mr. Milke joined the Company in 1988 and was Vice President of Corporate Development prior to assuming the role of Chief Financial Officer.

Forward Looking

         This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements.

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto of the Company's customers, currency fluctuations and international political conditions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                         PART II


Item 4. Submission of Matters to a Vote of Security Holders


(a) The annual meeting of stockholders was held on September 29, 1997.

(c)  Matters voted on at the meeting included:

1. For the election of directors, all nominees were approved. The results were as follows:

NOMINEE                        FOR                 WITHHELD
-------                        ---                 --------
Peter N. Buckley            18,778,799              169,436
Jonathan H. Cartwright      18,778,859              169,376
James B. Clement            18,778,839              169,396
Louis F. Crane              18,778,859              169,376
David M. Johnson            18,778,799              169,436
Kenneth M. Jones            18,778,851              169,384
Harry C. Sager              18,778,859              169,376
George M. Small             18,778,859              169,376
Howard Wolf                 18,758,899              189,336

Item 6.  Exhibits and Reports on Form 8-K

(a) Listed below are the documents filed as exhibits to this report:

    Exhibit:
    10.  Material Contracts
         (1) Change of Control Employment Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K instructions.
    11.  Computation of Earnings Per Share
    27.  Financial Data Schedule


(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                          SIGNATURES


         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OFFSHORE LOGISTICS, INC.



                                   BY:    /s/ George M. Small
                                       ___________________________
                                       GEORGE M. SMALL
                                       President


                                   DATE:   November 14, 1997



                                   BY:   /s/ Drury A. Milke
                                      ____________________________
                                      DRURY A. MILKE
                                      Chief Financial Officer


                                   DATE:   November 14, 1997