Form 10-Q
period 1997-12-31
OFFSHORE LOGISTICS INC
filed 1998-02-17
CIK 73887

================================================================================

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

          (X) Quarterly  Report  Pursuant  to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
              For the quarterly period ended December 31, 1997

           ( ) Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                  For the transition period _____ to _____

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 1997.

            21,854,921 shares of Common Stock, $.01 par value

================================================================================

                                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Income
                               (thousands of dollars, except per share amounts)




                                                                      Three Months Ended          Nine Months Ended
                                                                         December 31,                December 31,

                                                                      1997           1996         1997         1996
                                                                      ----           ----         ----         ----
GROSS REVENUE
Operating revenue................................................$     113,177    $  40,958    $ 320,969    $ 104,088
Gain (loss) on disposal of equipment .............................        (227)         501         (473)         392
                                                                     ---------    ---------    ---------    ---------
                                                                       112,950       41,459      320,496      104,480

OPERATING EXPENSES
Direct cost ......................................................      83,459       29,167      233,903       73,164
Depreciation and amortization ....................................       8,322        2,945       24,401        7,439
General and administrative .......................................       7,191        2,706       20,517        7,479
                                                                     ---------    ---------    ---------    ---------
                                                                        98,972       34,818      278,821       88,082
                                                                     ---------    ---------    ---------    ---------

OPERATING INCOME .................................................      13,978        6,641       41,675       16,398
Earnings from unconsolidated entities ............................       2,289        1,018        5,006        3,374
Interest income ..................................................         539        1,240        2,151        3,373
Interest expense .................................................       5,057          729       15,584          810
                                                                     ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES ................................      11,749        8,170       33,248       22,335
Provision for income taxes .......................................       3,524        2,614        9,973        6,965
Minority interest ................................................        (262)         (34)        (760)         (34)
                                                                     ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS ................................       7,963        5,522       22,515       15,336

Discontinued operations:
    Income (Loss) from CPS operations ............................        --             86         (230)         178
    Gain on sale of CPS ..........................................        --           --            384         --
                                                                     ---------    ---------    ---------    ---------
                                                                          --             86          154          178
                                                                     ---------    ---------    ---------    ---------
NET INCOME.......................................................$       7,963    $   5,608    $  22,669    $  15,514
                                                                     =========    =========    =========    =========

BASIC:
Income per common share:
    Continuing operations........................................$        0.37    $    0.28    $    1.06    $    0.78
    Discontinued operations ......................................          --           --           --         0.01
                                                                     ---------    ---------    ---------    ---------

Net income per common share......................................$        0.37    $    0.28    $    1.06    $    0.79
                                                                     =========    =========    =========    =========

DILUTED:
Income per common share:
    Continuing operations........................................$        0.34    $    0.27    $    0.99    $    0.77
    Discontinued operations ......................................          --           --           --         0.01
                                                                     ---------    ---------    ---------    ---------

Net income per common share......................................$        0.34    $    0.27    $    0.99    $    0.78
                                                                     =========    =========    =========    =========


                           OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheet
                                    (thousands of dollars)


                                                                                  December 31,     March 31,
                                                                                      1997            1997
                                                                                      ----            ----
ASSETS
Current Assets:
    Cash and cash equivalents.....................................................$      22,631    $  29,829
    Accounts receivable ...........................................................      79,456       88,268
    Inventories ...................................................................      74,851       70,827
    Net assets of discontinued operations .........................................        --          6,686
    Prepaid expenses ..............................................................       1,994          887
                                                                                      ---------    ---------
       Total current assets .......................................................     178,932      196,497

Investments in unconsolidated entities ............................................      10,234        9,250
Property and equipment - at cost:
    Land and buildings ............................................................      13,033       13,175
    Aircraft and equipment ........................................................     542,329      497,672
                                                                                      ---------    ---------
                                                                                        555,362      510,847
Less:  accumulated depreciation and amortization ..................................     (90,874)     (74,465)
                                                                                      ---------    ---------
                                                                                        464,488      436,382
Other assets, primarily goodwill ..................................................      30,838       32,084
                                                                                      ---------    ---------

                                                                                  $     684,492    $ 674,213
                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable..............................................................$      32,570    $  31,166
    Accrued liabilities ...........................................................      37,497       38,592
    Deferred taxes ................................................................      18,105       17,968
    Current maturities of long-term debt ..........................................       6,112       51,240
                                                                                      ---------    ---------
       Total current liabilities ..................................................      94,284      138,966

    Long-term debt, less current maturities .......................................     220,857      199,631
    Deferred credits ..............................................................       1,187          622
    Deferred taxes ................................................................      92,063       91,445
    Minority interest .............................................................       9,478        8,643

Stockholders' Investment:
    Common Stock, $.01 par value, authorized
      35,000,000 shares; outstanding 21,854,921
      and 21,081,133 at December 31, and March 31,
      respectively (exclusive of 517,550 treasury shares) .........................         219          211
    Additional paid-in capital ....................................................     123,061      115,346
    Retained earnings .............................................................     143,455      120,786
    Cumulative translation adjustment .............................................        (112)      (1,437)
                                                                                      ---------    ---------
                                                                                        266,623      234,906
                                                                                      ---------    ---------
                                                                                  $     684,492    $ 674,213
                                                                                     ==========    =========



                           OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                             Consolidated Statement of Cash Flows
                                    (thousands of dollars)


                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                       1997           1996
                                                                                       ----           ----
Cash flows from operating activities:
    Net income....................................................................$      22,669    $  15,514
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization .................................................      24,401        7,990
    Increase (decrease) in deferred taxes .........................................       7,283         (162)
    (Gain) loss on asset dispositions .............................................         473         (344)
    Equity in earnings from unconsolidated entities
       over dividends received ....................................................        (666)        --
    Minority interest in earnings .................................................         760           (1)
    Discontinued operations .......................................................         230         (178)
    (Increase) decrease in accounts receivable ....................................       9,817       (5,500)
    Increase in inventories .......................................................      (3,454)      (1,729)
    Increase in prepaid expenses and other ........................................      (1,581)      (2,887)
    Decrease in accounts payable ..................................................        (993)      (1,900)
    Increase (decrease) in accrued liabilities ....................................      (2,733)      10,269
    Increase in deferred credits ..................................................         566          618
                                                                                      ---------    ---------
Net cash provided by operating activities .........................................      56,772       21,690
                                                                                      ---------    ---------

Cash flows from investing activities:
Capital expenditures ..............................................................     (59,260)      (4,290)
Proceeds from asset dispositions ..................................................      10,540        1,046
Proceeds from CPS disposal ........................................................       5,700         --
Proceeds from maturity of marketable securities ...................................        --         20,001
Cash used in Bristow transaction, net of cash received ............................        --       (153,029)
Acquisitions, net of cash received ................................................        (353)        --
                                                                                      ---------    ---------
Net cash used in investing activities .............................................     (43,373)    (136,272)
                                                                                      ---------    ---------

Cash flows from financing activities:
    Proceeds from borrowings ......................................................      27,120       88,418
    Repayment of debt .............................................................     (55,844)      (2,000)
    Issuance of common stock ......................................................       7,723        1,576
                                                                                      ---------    ---------
Net cash provided by (used in) financing activities ...............................     (21,001)      87,994
                                                                                      ---------    ---------

Effect of exchange rate changes in cash ...........................................         404            7
Net decrease in cash and cash equivalents .........................................      (7,198)     (26,581)
Cash and cash equivalents at beginning of period ..................................      29,829       53,273
                                                                                      ---------    ---------

Cash and cash equivalents at end of quarter.......................................$      22,631    $  26,692
                                                                                      =========    =========

Supplemental disclosure of cash flow information
Cash paid during the period for:
    Interest......................................................................$      16,514    $   2,827
    Income taxes ..................................................................         957        6,338



               OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the nine month period ended March 31, 1997.

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

         The investment was accounted for by the purchase method of accounting under Accounting Principals Board Opinion No. 16, as amended, and accordingly, the results of operations of Bristow for the nine months ended December 31, 1997 are included in the accompanying consolidated financial statements. The total consideration has been allocated to Bristow's assets and liabilities based on the estimated fair market value as of December 19, 1996.

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


                                                                    Nine Months Ended
                                                                    December 31, 1996
                                                                    -----------------
                                                                       (unaudited)

Gross revenue..........................................................$   293,168
                                                                           =======
Income from continuing operations......................................$    17,521
                                                                           =======
Earnings per common share
    Income from continuing operations:
         Basic.........................................................$      0.84
                                                                           =======
         Diluted.......................................................$      0.81
                                                                           =======


NOTE C - Earnings per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share.

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the three months and nine months ended December 31, 1996 and 1997 were determined on the assumptions that the convertible debt was converted upon issuance on December 17, 1996 and on April 1, 1997, respectively. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted income from continuing operations per share:


                                                                 Three Months Ended           Nine Months Ended
                                                                   December 31,                   December 31,
                                                                 1997           1996          1997           1996
                                                                 ----           ----          ----           ----
Income from Continuing Operations (thousands of dollars):
    Income available to common stockholders................$         7,963   $     5,522   $    22,669   $    15,336
    Interest on convertible debt, net of taxes .............         1,029           149         3,087           149
                                                               -----------   -----------   -----------   -----------
    Income available to common stockholders, plus
       assumed conversions.................................$         8,992   $     5,671   $    25,756   $    15,485
                                                               ===========   ===========   ===========   ===========

Shares:
    Weighted average number of common shares outstanding ...    21,811,296    19,744,314    21,355,546    19,572,791
    Options ................................................       217,005       397,817       322,277       314,400
    Warrants ...............................................          --          31,974          --          26,174
    Convertible debt .......................................     4,286,520       559,111     4,286,520       186,370
                                                               -----------   -----------   -----------   -----------
    Weighted average number of common shares outstanding,
       plus assumed conversions ............................    26,314,821    20,733,216    25,964,343    20,099,735
                                                               ===========   ===========   ===========   ===========

Income from Continuing Operations:
    Basic earnings per share...............................$          0.37   $      0.28   $      1.06   $      0.78
                                                               ===========   ===========   ===========   ===========

    Diluted earnings per share.............................$          0.34   $      0.27   $      0.99   $      0.77
                                                               ===========   ===========   ===========   ===========

NOTE D - Discontinued Operations

         On July 16, 1997, the Company finalized the sale of its investment in Cathodic Protection Services to Corrpro Companies, Inc. As a result of the sale, the consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of CPS as a discontinued operation in accordance with generally accepted accounting principles.

NOTE E - Senior Notes

         On January 27, 1998, the Company completed the sale of $100 million aggregate principal amount of 7.875% Senior Notes due 2008 discounted to yield 7.915%, which resulted in net proceeds to the Company of $97.2 million. On January 29, 1998, the Company repaid approximately (pound)40.9 million ($67.5 million) of Bristow debt outstanding as of December 31, 1997. The weighted average of the stated rates of interest on the indebtedness retired was 16.6%, but had been adjusted to 8.5% as a result of purchase accounting for the Company's investment in Bristow.

NOTE F - Commitments and Contingencies

         On August 6, 1997, the domestic pilots at Air Logistics ("Air Log") voted to become members of the Office and Professional Employees International Union ("OPEIU"). As of February 13, 1998, the Company has not begun negotiations with the OPEIU. During the nine months ended December 31, 1997, $85.3 million of operating revenues were from Air Log's domestic operations. In January, 1998, the National Mediation Board (NMB) set aside the September 4, 1997, election in which the pilots for Air Log's principal competitor elected not to be represented by the Union. The NMB has called another election to be completed in late March, 1998. In January, 1998, the OPEIU petitioned the NMB to organize Air Log's mechanics. Certain objections to this petition have been filed and the date of a possible election has not been established. Similar efforts may also be taking place at some of Air Log's competitors. The Company does not believe that the result of these organizing efforts will place Air Logistics at a competitive disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company, through its Air Logistics' subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production personnel and medical support services to the worldwide oil and gas industry.

         A summary of operating results for the applicable periods is as follows (in thousands of dollars):


                                                             Three Months Ended         Nine Months Ended
                                                                December 31,               December 31,
                                                             --------------------       -----------------
                                                             1997            1996       1997         1996
                                                             ----            ----       ----         ----


Gross revenue...........................................$     112,950    $  41,459    $ 320,496    $ 104,480
Operating expenses ......................................      98,972       34,818      278,821       88,082
                                                            ---------    ---------    ---------    ---------

Operating income ........................................      13,978        6,641       41,675       16,398

Earnings from unconsolidated entities ...................       2,289        1,018        5,006        3,374
Interest income (expense), net ..........................      (4,518)         511      (13,433)       2,563
                                                            ---------    ---------    ---------    ---------

Income before provision for income taxes ................      11,749        8,170       33,248       22,335

Provision for income taxes ..............................       3,524        2,614        9,973        6,965
Minority interest .......................................        (262)         (34)        (760)         (34)
Discontinued operations .................................        --             86          154          178
                                                            ---------    ---------    ---------    ---------

Net income..............................................$       7,963    $   5,608    $  22,669    $  15,514
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

The following table sets forth certain operating data related to helicopter activities.


                                                                         Three Months Ended       Nine Months Ended
                                                                            December  31,           December 31,
                                                                         ------------------       ------------------
                                                                         1997         1996        1997          1996
                                                                         ----         ----        ----          ----
                                                                              (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Air Log ........................................................      33,286       28,408     106,875       87,962
   Bristow ........................................................      24,616        2,952      73,077        2,952
                                                                      ---------    ---------   ---------    ---------
      Total Helicopter Activities .................................      57,902       31,360     179,952       90,914
                                                                      =========    =========   =========    =========

Operating revenues:
   Air Log........................................................$      31,133    $  25,671   $  92,843    $  75,356
   Bristow ........................................................      71,963        8,163     198,987        8,163
   Eliminations ...................................................        (148)        --          (442)        --
                                                                      ---------    ---------   ---------    ---------
      Total Helicopter Activities.................................$     102,948    $  33,834   $ 291,388    $  83,519
                                                                      =========    =========   =========    =========

Operating income, excluding gain or loss on
disposal of equipment:
   Air Log........................................................$       6,760    $   5,841   $  22,959    $  17,516
   Bristow ........................................................       7,301          627      19,316          627
                                                                      ---------    ---------   ---------    ---------
      Total Helicopter Activities.................................$      14,061    $   6,468   $  42,275    $  18,143
                                                                      =========    =========   =========    =========

Gross margin, excluding gain or loss on disposal of equipment:
   Air Log.........................................................       21.7%        22.8%       24.7%        23.2%
   Bristow.........................................................       10.1%         7.7%        9.7%         7.7%
      Total Helicopter Activities..................................       13.7%        19.1%       14.5%        21.7%


         The results of operations in the Gulf of Mexico for the third quarter of fiscal 1998 reflect the strong levels of activity in that area. The increase in flight operations in the Gulf of Mexico resulted in an increase in operating revenues and corresponding operating expenses. Gulf of Mexico flight hours for the three months and nine months ended December 31, 1997 were 27,273 and 86,434 and operating revenues were $27.0 million and $78.5 million, respectively. The effect of additional rate increases and aircraft deliveries during the third quarter and fourth quarter of fiscal 1998 should have a positive impact on future earnings related to Gulf of Mexico operations offset somewhat by increases in salary cost effective during the third quarter of fiscal 1998.

         Bristow's flight hours for the three months and nine months ended December 31, 1997 were 24,616 and 73,077, respectively. Operating revenues for the three months and nine months ended December 31, 1997 were $72.0 million and $199.0 million, respectively. Operating income attributable to Bristow was $7.3 million and $19.3 million for the three months and nine months ended December 31, 1997.

         International operating revenues from Air Log for the three months and nine months ended December 31, 1997 were $5.1 million and $15.4 million, respectively. International operating income from Air Log for the three months and nine months ended December 31, 1997 were $1.6 million and $5.0 million.


Production Management Services

         Demand for GPM's services remains strong and the Company continues to show improved results due to increased activity in the Gulf of Mexico. Operating revenues for GPM were $10.8 million and $32.1 million for the three months and nine months ended December 31, 1997. Operating expenses for GPM were $10.0 million and $29.7 million for the three months and nine months ended December 31, 1997. GPM operating income was $0.8 million and $2.4 million for the three months and nine months ended December 31, 1997, compared to $0.4 million and $0.8 million for the same periods in the prior year.


Liquidity and Capital Resources

         Cash and cash equivalents were $22.6 million as of December 31, 1997, a $7.2 million decrease from March 31, 1997. Working capital as of December 31, 1997 was $84.6 million. In May 1997, the Company acquired five aircraft (including four Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction. Total debt was $227.0 million as of December 31, 1997.

         On January 27, 1998, the Company completed the sale of $100 million aggregate principal amount of 7.875% Senior Notes due 2008 discounted to yield 7.915%, which resulted in net proceeds to the Company of $97.2 million. On January 29, 1998, the Company repaid approximately (pound)40.9 million ($67.5 million) of Bristow debt outstanding as of December 31, 1997. The weighted average of the stated rates of interest on the indebtedness retired was 16.6%, but had been adjusted to 8.5% as a result of purchase accounting for the Company's investment in Bristow.

         In January, 1998, Bristow finalized a (pound)20 million ($33 million) term loan with a U.K. bank as part of the total debt refinancing plan. The debt amortizes over four years at an interest rate of Sterling LIBOR, plus 0.8% per annum. The term loan is secured by certain of Bristow's aircraft and guarantee by U.K. subsidiaries.

         As of December 31, 1997, Bristow had a (pound)15 million ($24.8 million) revolving credit facility with a syndicate of United Kingdom banks that matures on June 30, 1999. Bristow had no funds drawn under this facility as of December 31, 1997.

         As of December 31, 1997, OLOG had a $20 million unsecured working capital line of credit with a bank that expired on January 31, 1998. Such line was renewed with an expiration date of September 30, 1999. Management believes that normal operations will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

         Effective income tax rates for interim periods are based on the Company's projected effective tax rate for the fiscal year then ended. Effective July 1, 1997, the United Kingdom lowered the corporate income tax rates from a maximum of 33% to 31%. The Company's deferred tax liability was reduced by $6.2 million as a result of the change in the U.K. tax rate, which was offset by a reduction in the deferred tax asset related to foreign tax credits. The effective tax rate was 30% for the three months and nine months ended December 31, 1997. The effective tax rate for the three months and nine months ended December 31, 1996, was 32% and 31%, respectively.

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

                                       PART II


Item 6.       Exhibits and Reports on Form 8-K

(a)           Listed below are the documents filed as exhibits to this report:

                 Exhibit:
                    27.     Financial Data Schedule

(b)           No Reports on Form 8-K were filed during the quarter ended
              December 31, 1997.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OFFSHORE LOGISTICS, INC.


                                        /s/ George M. Small
                                   BY: --------------------------------
                                       GEORGE M. SMALL
                                       President


                                   DATE:   February 17, 1998





                                        /s/ Drury A. Milke
                                    BY:--------------------------------
                                       DRURY A. MILKE
                                       Chief Financial Officer


                                    DATE:   February 17, 1998