Form 10-K
period 1998-03-31
OFFSHORE LOGISTICS INC
filed 1998-06-26
CIK 73887

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended March 31, 1998

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from _______________ to _________________

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

Title of each Class:  None     Name of each exchange on which registered:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             --------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 29, 1998 was $418,060,179.

The number of shares outstanding of the registrant's Common Stock as of May 29, 1998 was 21,856,921.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 29, 1998, are incorporated by reference into Part III hereof.

================================================================================

                           OFFSHORE LOGISTICS, INC.
                               INDEX--FORM 10-K

                                                                                                                Page
                                                       PART I

Item 1.         Business......................................................................................    1

Item 2.         Properties....................................................................................    6

Item 3.         Legal Proceedings.............................................................................    7

Item 4.         Submission of Matters to a Vote of Security Holders...........................................    8


                                                       PART II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters.....................    9

Item 6.         Selected Financial Data.......................................................................    9

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........   10

Item 8.         Consolidated Financial Statements and Supplementary Data......................................   15

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial
                   Disclosure.................................................................................   47


                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant............................................   47

Item 11.        Executive Compensation........................................................................   47

Item 12.        Security Ownership of Certain Beneficial Owners and Management................................   47

Item 13.        Certain Relationships and Related Transactions................................................   47


                                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   47

Signatures....................................................................................................   51

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

   The Company, through its Air Logistics subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. See Note C in "Notes to Consolidated Financial Statements" for
discussion of the Company's investment in Bristow.   At March 31, 1998, Air
Log's and Bristow's operations included 379 aircraft (including 78 aircraft operated through unconsolidated entities).

   Through a series of transactions in 1993 and 1994, the Company expanded its operations to include production management services. In September 1994, Grasso Production Management, Inc. ("GPM") became a wholly-owned subsidiary of the Company.

   See Note L in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating profit and identifiable assets by industry segment and geographical distribution for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996.



                               FISCAL YEAR CHANGE


   On May 1, 1997, the Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, effective for the nine month period ended March 31, 1997. As a result of this change in year end, this report includes the fiscal year ended March 31, 1998, the nine month fiscal transition period from July 1, 1996 through March 31, 1997 and the fiscal year ended June 30, 1996.


                           FORWARD LOOKING STATEMENTS


   This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements herein regarding the timing of future events regarding the Company's operations, the statements under "Helicopter Activities -- United States Operations" regarding the ability of the Company to better manage its helicopter fleet, under "Production Management Services -- Customers" and "Production Management Services -- Competition" regarding outsourcing and cost structure and the market for production management operations, under "General -- Union Activities" regarding the effect of the Company's pilots electing to be represented by a union, under "Legal Proceedings" regarding the Company's potential liability on environmental claims, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Helicopter Activities" regarding, respectively, concentration and globalization of the helicopter industry, restructuring of the oil and gas industry and increased levels of activity and their effects on the Company's future prospects and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding the Company's anticipated future financial position and cash requirements and the impact of Year 2000 compliance.

   Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions and ability to achieve Year 2000 compliance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                             HELICOPTER ACTIVITIES


   Air Log and Bristow charter their helicopters to customers for use in transporting personnel and time-sensitive equipment from onshore bases to offshore drilling rigs, platforms and other installations. The helicopter charters are for varying periods and, in some cases, may contain provisions for cancellation prior to completion of the contract. Charges under these charter agreements are generally based on either a daily or monthly fixed fee plus additional hourly charges. Helicopter activities are seasonal in nature and influenced by weather conditions, length of daylight hours, and level of offshore production, exploration, and construction activity.

   The following table sets forth the number and type of aircraft operated by Air Log and Bristow at the end of the past three fiscal years.



                                        PASSENGER     SPEED       MARCH 31,   MARCH 31,   JUNE 30,
     TYPE                               CAPACITY      (MPH)         1998        1997       1996
     ----                               ---------     -----         ----        ----       ----
   AS332L Super Puma..................      18         160           30          29         --
   Sikorsky S-61......................      19         135           17          17         --
   Bell 214ST.........................      18         150            6           5          2
   Puma SA 330J.......................      16         150            2           2         --
   Sikorsky S-76......................      12         160           41          36         18
   Bell 212...........................      12         115           42          44         11
   Bell 412...........................      12         140            6           6          6
   Boelkow 105........................       4         125           21          22         17
   Aerospatiale Twinstar..............       5         135           10          10          8
   Bell 407...........................       6         130           16           3         --
   Bell 206L Series...................       6         125           68          71         70
   Bell 206B Jet Ranger...............       4         115           24          26         25
   Other..............................                               18          17          2
                                                                   ----        ----       ----
                                                                    301         288        159
                                                                   ====        ====       ====

   At March 31, 1998, Air Log and Bristow owned or employed pursuant to a capital lease arrangement 299 of the 301 aircraft that are operated. The following table sets forth certain information concerning the 299 aircraft:

                                                                  AS OF
                                                             MARCH 31, 1998
                                                    --------------------------------
                                                                             NET
     TYPE                                               NUMBER            BOOK VALUE
     ----                                               ------            ----------
                                                                           (000's)
AS332L Super Puma................................       30                 $217,956
Sikorsky S-61....................................       17                   41,861
Bell 214ST.......................................        6                   14,075
Puma SA 330J.....................................        2                    3,006
Sikorsky S-76....................................       39                   54,221
Bell 212.........................................       42                   43,990
Bell 412.........................................        6                    7,463
Boelkow 105......................................       21                    7,504
Aerospatiale Twinstar............................       10                    2,921
Bell 407.........................................       16                   20,755
Bell 206L Series.................................       68                   19,163
Bell 206B Jet Ranger.............................       24                    2,210
Other............................................       11                    9,848
                                                       ---                 --------
                                                       292                  444,973
Fixed Wing.......................................        7                    3,508
                                                       ---                 --------

                                                       299                 $448,481
                                                       ===                 ========

   In addition to the foregoing 299 aircraft, at March 31, 1998, Air Log and Bristow operated 2 aircraft pursuant to operating lease arrangements. Bristow provides engineering and administrative support to 47 aircraft operated in an unconsolidated entity involved in military training. Air Log and Bristow also provide services and technical support to other unconsolidated entities that operate 26 helicopters of various types and 5 fixed wing aircraft.

UNITED STATES OPERATIONS

   The United States helicopter activities are conducted primarily from operating facilities along the Gulf of Mexico. As of March 31, 1998, Air Log operated 142 aircraft in that area. Air Log also operates 12 aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of other markets for helicopter services distinguishes the Company's business from other segments of the oil service industry. Other markets for helicopters include emergency medical transportation, agricultural and forestry support and general aviation activities. These other markets enable the Company to better manage its helicopter fleet by providing both a source of additional aircraft during times of high demand and potential purchasers for excess Company aircraft during times of reduced demand.

UNITED KINGDOM/EUROPE OPERATIONS

   During 1997, the Company expanded its presence in the United Kingdom and Europe through its investment in Bristow. As of March 31, 1998, 73 aircraft were being operated by Bristow in the United Kingdom and Europe, mainly in the North Sea offshore market. These activities are primarily dependent upon activity levels in the offshore oil and gas production, exploration and construction industries in that area.

   Bristow also has a 33% interest in an unconsolidated entity that has a 15 year contract to provide pilot training and maintenance services to the British military. This entity purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997. In June 1998, Bristow purchased an additional 17% interest in this entity for approximately (Pounds)1,700,000 ($2,800,000).

OTHER INTERNATIONAL OPERATIONS

   Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of March 31, 1998, Air Log and Bristow operated 74 of their helicopters in locations outside the United States and Europe. Air Log operated 19 aircraft in Brazil, Colombia, Egypt and Mexico. Bristow operated 26 aircraft in Africa and 29 aircraft elsewhere throughout the world.

   In addition to its direct operations in international areas, Air Log and Bristow have service agreements with, and equity interests in, entities that operate 31 aircraft in Egypt and Mexico. Air Log and Bristow provide services and technical support to these entities and, from time to time, lease aircraft to these entities as additional support for these operations.

CUSTOMERS

   The principal customers for the Company's helicopter activities are national and international petroleum and offshore construction companies. During 1998, 1997, and 1996, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

COMPETITION

   The helicopter transportation business is highly competitive on a worldwide basis. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary equipment and resources. The technical requirements of operating helicopters offshore have increased as oil and gas activities have moved into deeper water and more sophisticated aircraft are required to service the market. The number of small helicopter operators in the Gulf of Mexico has declined over the past several years, as it has become increasingly difficult to maintain an adequate shorebased infrastructure and provide the working capital required to conduct such operations, especially when the associated costs must be spread over a relatively small number of helicopters. One of Air Log's competitors has substantially more helicopters in service in the Gulf of Mexico. The harsh conditions in the North Sea demand larger more sophisticated equipment to conduct operations. Bristow has two significant competitors in the North Sea.

INDUSTRY HAZARDS AND INSURANCE

   Hazards, such as adverse weather and marine conditions, crashes, collisions and fire are inherent in the offshore transportation industry, and may result in losses of equipment, revenues or death of personnel.

   Air Log and Bristow maintain Hull and Liability insurance, which generally insures them against certain legal liabilities to others, as well as damage to their aircraft. It is also their policy to carry insurance for or require their customers to provide indemnification against expropriation, war risk and confiscation of their helicopters employed in international operations. There is no assurance that in the future they will be able to maintain their existing coverage or that the premiums therefrom will not increase substantially.

GOVERNMENT REGULATION

   United States. As a commercial operator of small aircraft, Air Log is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. Air Log carries persons and property in its helicopters pursuant to an Air Taxi Certificate granted by the Federal Aviation Administration ("FAA").

   The FAA regulates the flight operations of Air Log, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of its operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Air Log is also subject to the Communications Act of 1934 because of the use of radio facilities in its operations.

   Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that Air Log's aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. At March 31, 1998, the Company had approximately 1,563,734 common shares held by persons with foreign addresses representing approximately 7.2% of the 21,854,921 common shares outstanding.

   The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on the Company's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect the Company.

   United Kingdom. As a commercial operator of aircraft, Bristow is subject to the Licensing of Air Carriers Regulations 1992, and Regulations made under the Civil Aviation Act 1982 and other statutes. Bristow carries persons and property in its helicopters pursuant to an operating license issued by the Civil Aviation Authority ("CAA").

   The CAA regulates the flight operations of Bristow, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of Bristow's operations. Accident investigations are carried out by the Accident Investigation Branch of the Department of the Environment, Transport and the Regions. The CAA often imposes improved safety standards on the basis of a report of the Inspector.

   Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the United Kingdom unless such aircraft are approved by the CAA. The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92 (i.e. the entity that operates under the license must be owned directly or through majority ownership by United Kingdom or European Economic Area nationals and must at all times be effectively controlled by them).

   Bristow's operations are subject to local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on Bristow's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which may in turn have an adverse affect on the Company.

   International. Operations other than in the United States and the United Kingdom are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. Because of the impact of local laws, these operations are conducted primarily through entities (including joint ventures) in which local citizens own interests and Air Log or Bristow holds only a minority interest, or pursuant to arrangements under which the Company operates assets or conducts operations under contracts with local entities. There can be no assurance that there will not be changes in local laws, regulations or administrative requirements, or the interpretation thereof, any of which could have a material adverse effect on the business or financial condition of the Company or on its ability to continue operations in certain regions.

CURRENCY FLUCTUATIONS

   Bristow's revenues and expenses are reported in British Pounds Sterling ("pound"). For the year ended March 31, 1998, 62% of consolidated operating revenues were translated from pounds into the United States Dollar. In addition, a portion of Bristow's revenues are denominated in other currencies (including Australian Dollars, French Francs, Nigerian Naira and Trinidad and Tobago Dollars) to cover expenses in the areas in which such expenses are incurred. To the extent operating revenues are denominated in the same currency as operating expenses, the Company can reduce its vulnerability to exchange rate fluctuations. Because the Company maintains its financial statements in United States Dollars, it is vulnerable to fluctuations in the exchange rate between the pound and the United States Dollar.


                         PRODUCTION MANAGEMENT SERVICES


   The Company's wholly owned subsidiary, GPM is the leading independent contract operator of oil and gas production facilities in the Gulf of Mexico. In addition, GPM also provides services for certain onshore facilities. In providing these services, GPM operates oil and gas production facilities for major and smaller independent oil and gas companies. Typical project assignments may involve full or limited management of operations of oil and gas production facilities located offshore, particularly in the Gulf of Mexico. The work involves placing experienced crews, employed by GPM, to operate the facilities and provide all necessary services and products for the offshore operations. When servicing offshore oil and gas production facilities, GPM's employees normally live on the facility for a seven day rotation. GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. GPM also handles regulatory and production reporting for certain of its customers.

OPERATIONS

   GPM's production management services are conducted primarily from production facilities in the Gulf of Mexico. As of March 31, 1998, GPM managed or had personnel assigned to 180 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

CUSTOMERS

   GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to out-source services provided by companies such as GPM which are able to operate more efficiently and with a lower cost structure. This allows the customers to focus their efforts on their core activities, which is the exploration and production of oil and gas. During 1998, 1997 and 1996, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

COMPETITION

   GPM's business is highly competitive. There are a number of competitors that are smaller than GPM but maintain a Gulf-wide presence. In addition, there are many smaller operators that compete on a local basis or for single projects or jobs. Management of the Company anticipates that the market for oil and gas production management operations will continue to increase over the next few years as oil and gas producing companies continue to reduce the size of field personnel and further utilize outside contractors as efforts to reduce their operating costs continue. Typically, GPM will be requested to bid on one or more production facilities owned by an oil and gas producer. The two key elements in the pricing of the bid are personnel and transportation costs. In addition to price, an additional consideration is the quality of personnel, training programs, safety record and stability of the operator since this can greatly affect the revenue flow to the producer and reduce the risk of possible damage to the production facility. There are no assurances that an increase in the market for production management will occur.

INDUSTRY HAZARDS AND INSURANCE

   GPM's operations are subject to the normal risks associated with working on oil and gas production facilities. These risks could result in damage to or loss of property and injury to or death of personnel. GPM carries normal business insurance including general liability, worker's compensation, automobile liability and property and casualty insurance coverages.

GOVERNMENT REGULATION

   The Mineral Management Service ("MMS") regulates the production operations of GPM's customers and, in this respect, exercises jurisdiction over personnel, production facilities and certain technical aspects of GPM's operations.

   GPM's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on GPM's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect the Company.


                                    GENERAL


EMPLOYEES

          As of March 31, 1998 Air Log, Bristow and GPM employed 725, 1,821 and 594 employees worldwide, respectively. The Company's corporate staff consisted of 25 employees.

UNION ACTIVITIES

   On August 6, 1997, the domestic pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and it is not certain how long this process may take. During the fiscal year ended March 31, 1998, $98.4 million of operating revenues were from the Company's domestic helicopter operations. In January 1998, the OPEIU petitioned the National Mediation Board ("NMB") to organize the Company's domestic mechanics and ground support personnel. Certain objections to this petition were filed and the NMB dismissed the OPEIU application on May 12, 1998. Under the Federal labor law rules, the union is prohibited from petitioning the NMB for one-year from date of dismissal. The Company does not believe that the result of these organizing efforts will place it at a competitive disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

ITEM 2.   PROPERTIES

   See "Business -- Helicopter Activities" for a discussion of the number and types of aircraft operated by Air Log and Bristow.

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

   Bristow leases land and facilities at Redhill Aerodrome near London, England under a lease expiring in 2075. Leases of various hangars, offices and aviation fuel facilities at the Redhill Aerodrome expire during 2003.

   Bristow leases a helicopter terminal, offices and hangar facilities at Aberdeen Airport under a lease expiring in 2013 with an option to extend to 2023. Additional hangar and office facilities at the Aberdeen Airport are maintained under a lease expiring in 2030.

   Bristow leases various hangars and terminal access at North Denes Airport in Great Yarmouth, England under a lease expiring in 2014.

   Bristow leases office space and hangar facilities at Sumburgh Airport in Sumburgh, Shetland under a lease expiring in 1999 with renewal options through 2019, and at Unst in Shetland under a lease expiring in 1999 with a renewal option to 2004.

   Bristow owns and leases numerous residential locations near its operating bases in the United Kingdom, Australia, China and in the Caribbean primarily for housing pilots and staff supporting those areas of operation.

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

   The Company is not a party to any other litigation, which, in the opinion of management, will have a material adverse effect on the Company's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

   All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company as of June 25, 1998, were as follows:

      Name                                       AGE                POSITION HELD WITH REGISTRANT
      ----                                       ---                -----------------------------

    George M. Small...........................   53         President and  Director
    Drury A. Milke............................   40         Vice President, Chief Financial Officer and Secretary
    Gene Graves...............................   49         Vice President -- Marketing
    Hans J. Albert............................   56         Vice President -- International Aviation
    Neill Osborne.............................   49         Vice President -- Domestic Aviation
    Patricia M. Como..........................   37         Corporate Treasurer
    E. H. Underwood III.......................   41         General Counsel
    H. Eddy Dupuis............................   33         Corporate Controller and Assistant Secretary

   Mr. Small joined the Company in 1977 as Controller and was elected Vice President -- Treasurer in 1979, Chief Financial Officer and Secretary in 1986 and President during the fiscal year ended March 31, 1998.

   Mr. Milke joined the Company in 1988 as Director of Planning and Development and was elected Vice President in 1990 and Chief Financial Officer and Secretary during the fiscal year ended March 31, 1998. He is a CPA.

   Mr. Graves joined the Company in 1993 as Vice President -- Aviation Marketing and was appointed Vice President -- Domestic Aviation in 1994 and Vice President -- Marketing in 1998. Prior to joining the Company, Mr. Graves had 26 years experience in the commercial helicopter service business in the Gulf of Mexico as Vice President -- Marketing and several operating positions.

   Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice President in 1987. Mr. Albert has thirty-three years of experience in the aviation industry.

   Mr. Osborne joined the Company in 1993 as Director of Operations for Air Logistics and was appointed Vice President -- Domestic Aviation in 1998. Prior to joining the Company, Mr. Osborne had 24 years of aviation experience as a pilot and a manager. Mr. Osborne is current Chairman of the Helicopter Association International and the International Federation of Helicopter Associations.

   Mrs. Como joined the Company in 1990 as Controller and was appointed Treasurer during 1998. Prior to joining the Company, Mrs. Como was a Manager with Arthur Andersen LLP. She is a CPA.

   Mr. Underwood joined the Company in 1995 as General Counsel. He received a Juris Doctorate from Loyola University in 1987 and has a degree in risk management from the University of Georgia. Prior to joining the Company, Mr. Underwood was General Counsel for another oilfield service company.

   Mr. Dupuis joined the Company in 1998 as Controller. Prior to joining the Company, Mr. Dupuis was a Manager with Arthur Andersen LLP.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Common Stock of the Company is traded in the over-the-counter market and is reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "OLOG". The Company's Common Stock has been quoted on the NASDAQ National Market System since 1984.

                                                                               HIGH          LOW
                                                                               ----          ---
Fiscal year ended March 31, 1998
      First Quarter.......................................................     21 5/8         14 3/4
      Second Quarter......................................................     21 5/8         16 1/4
      Third Quarter.......................................................     25 1/4         17 1/2
      Fourth Quarter......................................................     21 7/8         16

Transition period ended March 31, 1997

      First Quarter.......................................................     14 1/2         12 1/4
      Second Quarter......................................................     20 7/8         14 1/4
      Third Quarter.......................................................     23 5/8         15 3/8

   The approximate number of holders of record of Common Stock as of May 29, 1998 was 2,000.

   On January 27, 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008. The terms of the Senior Notes restrict payment of cash dividends to shareholders. The Company has not paid dividends on its Common Stock since January 1984.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The information presented reflects Cathodic Protection Services Company ("CPS") as a discontinued operation.



                                            Year         Nine Months         Year Ended June 30,
                                       Ended March 31,  Ended March 31,  ----------------------------
                                           1998           1997 (2)         1996     1995 (1)     1994
                                         --------        ---------       --------   --------    -------
                                                  (in thousands, except per share data)
Statement of Operations Data:
Operating revenues...................... $426,893         $167,128       $117,289   $118,336    $91,666
                                         ========         ========       ========   ========    =======
Income from continuing  operations...... $ 31,254         $ 17,625       $ 15,024   $ 18,962    $17,247
                                         ========         ========       ========   ========    =======
Net income.............................. $ 31,408         $ 17,232       $ 15,276   $ 18,450    $17,247
                                         ========         ========       ========   ========    =======

Basic earnings per common share: (3)
 Income from continuing
  operations............................ $   1.45         $   0.88       $   0.77   $   1.00    $  0.98
                                         ========         ========       ========   ========    =======
 Net income............................. $   1.46         $   0.86       $   0.78   $   0.97    $  0.98
                                         ========         ========       ========   ========    =======

Diluted earnings per common share: (3)
  Income from continuing
   operations........................... $   1.35             0.85       $   0.76   $    0.98   $  0.96
                                         ========         ========       ========   =========   =======
  Net Income............................ $   1.36             0.83       $   0.77   $    0.96   $  0.96
                                         ========         ========       ========   =========   =======

Balance Sheet Data:
  Total assets.......................... $736,011         $674,213       $230,741   $217,983   $174,245
  Long-term obligations:................ ========         ========       ========   ========   ========
  Long-term debt........................ $251,560         $199,631       $     --   $     --   $  2,000
                                         ========         ========       ========   ========   ========

Cash dividends declared per
  common share.......................... $     --         $     --       $     --   $     --   $     --
                                         ========         ========       ========   ========   ========

(1) Includes financial data for GPM after the effective date of the investment on September 16, 1994.

(2) Includes financial data for Bristow after the effective date of the investment on December 19, 1996 (See Note C in Notes to Consolidated Financial Statements).

(3) Earnings per share amounts for the nine months ended March 31, 1997 and for the years ended June 30, 1996, 1995 and 1994 have been restated for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The level of worldwide offshore oil and gas exploration and production activity has traditionally influenced demand for the Company's services. The Company expanded its aviation services and related operations through its investment in Bristow that was completed in December 1996. The Company's investment in Bristow (see Note C in the "Notes to the Consolidated Financial Statements" for a complete discussion of this investment) was influenced by its belief that the globalization of helicopter operators has begun with the recent acquisitions and consolidations completed by two of its major international competitors. The Company believes that this trend will continue and accelerate as helicopter operators seek to broaden their exposure to international markets in order to better serve their customers and increase their access and influence with financial markets, insurance markets and other suppliers. The Company also believes that these combinations and alliances will allow greater development of "in-house core expertise" in dealing with manufacturers and suppliers to reduce direct operating costs, enhance and promote flight safety, improve efficiencies to be more competitive in the new global marketplace and provide a more fertile environment for future investment and growth opportunities. The combined helicopter activities of Air Log and Bristow result in an operating fleet of 379 aircraft servicing the principal oil and gas markets of the world.

   GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. The Company's investment in GPM was influenced by its belief that a restructuring in the United States oil and gas industry is taking place, resulting in part from the instability of oil and gas prices over the last several years. As part of this restructuring, major oil companies have been reducing the size of their field organizations and concentrating more on larger projects such as deepwater Gulf of Mexico and offshore projects in various international areas. Management believes that this restructuring is creating opportunities, first, for smaller, independent oil companies as the major oil companies have been selling properties in the Gulf of Mexico, second, for companies providing production management services to smaller, independent oil companies, which frequently lack the personnel to operate these properties and finally for major oil companies as they transfer their focus and technical personnel to new and larger projects. Although there can be no assurances, management believes that, through GPM, the Company has the opportunity to take advantage of increases in the market for oil and gas production management services that may occur over the next few years. Management also believes that the addition of the production management services business may permit the Company, by providing helicopter services through the production management services business to smaller, independent companies, to enhance its market share for its helicopter transportation services in the very competitive and rapidly changing Gulf of Mexico environment.

RESULTS OF OPERATIONS

   Operating results and other income statement information for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996, as restated for the disposal of CPS, follows (in thousands of dollars):

                                                                   NINE MONTHS
                                                   YEAR ENDED         ENDED         YEAR ENDED
                                                    MARCH 31,        MARCH 31,        JUNE 30,
                                                      1998             1997            1996
                                                   ----------       ----------      -----------

  Operating revenues..............................  $426,893        $167,128        $117,289
  Gain (loss) on disposal of equipment............      (238)          1,222            (446)
                                                    --------        --------        --------
                                                     426,655         168,350         116,843
                                                    --------        --------        --------
  Direct cost.....................................   311,641         119,106          85,693
  Depreciation and amortization...................    32,240          12,624           8,549
  General and administrative......................    26,310          11,406           9,235
                                                    --------        --------        --------
                                                     370,191         143,136         103,477
                                                    --------        --------        --------
  Operating income................................    56,464          25,214          13,366
  Earnings from unconsolidated entities...........     7,205           2,602           4,056
  Interest income (expense), net..................   (17,555)         (2,228)          3,725
                                                    --------        --------        --------
  Income before provision for income taxes........    46,114          25,588          21,147
  Provision for income taxes......................    13,833           7,675           6,123
  Minority interest...............................    (1,027)           (288)             --
  Discontinued operations.........................       154            (393)            252
                                                    --------        --------        --------
  Net income......................................  $ 31,408        $ 17,232        $ 15,276
                                                    ========        ========        ========


HELICOPTER ACTIVITIES

   Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico. Bristow also provides search and rescue work for the British Coast Guard. Air Log's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. Air Log has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). Air Log and Bristow also operate in various other international areas (including Australia, Brazil, Brunei, China, Colombia, the Falklands, Mexico, Nigeria and Trinidad). These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas.

   The following table sets forth certain information regarding aircraft operated by Air Log, Bristow and unconsolidated entities data related to helicopter activities.

                                                                    MARCH 31,      MARCH 31,       JUNE 30,
                                                                      1998           1997            1996
                                                                    ---------      ---------       --------

   Number of aircraft operated (excludes unconsolidated entities):
        United States - Air Log...................................        154            141            143
        United Kingdom/Europe - Bristow...........................         73             75             --
        International.............................................         74             72             16
                                                                          ---            ---            ---
   Total..........................................................        301            288            159
                                                                          ===            ===            ===

   Number of aircraft operated by unconsolidated entities.........         78             42             27
                                                                           ==             ==             ==

 In order to ease comparison of current year information, the following table sets forth certain operating information from helicopter activities for the twelve months ended March 31, 1998 compared to the twelve months ended March 31, 1997. Also shown, as presented in the prior year, is the nine months ended March 31, 1997 and the twelve months ended June 30, 1996.


                                                                   TWELVE
                                                                MONTHS ENDED             NINE           TWELVE
                                                                   MARCH 31,         MONTHS ENDED     MONTHS ENDED
                                                           -------------------------    MARCH 31,        JUNE 30,
                                                              1998         1997(1)      1997(1)         1996(1)
                                                           ----------   ------------  -----------     -----------
                                                                     (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
 Air Log...................................................   137,495         115,747       86,638        108,330
 Bristow...................................................    95,987          25,683       25,683             --
                                                            ---------      ----------    ---------      ---------
Total Helicopter Activities................................   233,482         141,430      112,321        108,330
                                                            =========      ==========    =========      =========
Operating revenues:
 Air Log...................................................  $123,544        $101,182     $ 77,185       $ 89,842
 Bristow...................................................   264,612          68,654       68,654             --
 Less: Intercompany........................................      (587)            (23)          --             --
                                                            ---------      ----------    ---------      ---------
   Total Helicopter Activities.............................  $387,569        $169,813     $145,839       $ 89,842
                                                            =========      ==========    =========      =========

Operating expenses:
 Air Log...................................................  $ 95,034        $ 77,394     $ 58,323       $ 72,154
 Bristow...................................................   236,378          61,514       61,514             --
 Less: Intercompany........................................      (587)            (23)          --             --
                                                            ---------      ----------    ---------      ---------
   Total Helicopter Activities.............................  $330,825        $138,885     $119,837       $ 72,154
                                                            =========      ==========    =========      =========

Operating income, excluding gain or loss on
 disposal of equipment:
  Air Log..................................................  $ 28,510        $ 23,788     $ 18,862       $ 17,688
  Bristow..................................................    28,234           7,140        7,140             --
                                                            ---------      ----------    ---------      ---------
   Total Helicopter Activities.............................  $ 56,744        $ 30,928     $ 26,002       $ 17,688
                                                            =========      ==========    =========      =========

Gross margin, excluding gain or loss on
 disposal of equipment:
  Air Log..................................................     23.1%           23.5%        24.4%          19.7%
  Bristow..................................................     10.7%           10.4%        10.4%            --%
   Total Helicopter Activities.............................     14.6%           18.2%        17.8%          19.7%

(1) Includes data for Bristow after the effective date of the investment on December 19, 1996.

 Helicopter activities reflected exceptional increases during 1998 and 1997 fiscal periods compared to similar periods in prior years primarily as the result of the Company's investment in Bristow and improved market conditions in the Gulf of Mexico.

 Activity levels in the Gulf of Mexico were strong during fiscal 1998 and 1997. Increases in helicopter rates in fiscal 1998 and 1997 had a positive impact on operating revenues in the Gulf of Mexico during 1998 and 1997. Gulf of Mexico flight hours and operating revenues for 1998 increased 22% and 24%, respectively, over the similar twelve month period in 1997. Gulf of Mexico flight hours and operating revenues for the nine months ended March 31, 1997 increased 5% and 17%, respectively, over the similar nine month period in 1996. Gulf of Mexico operating income increased $3.9 million for 1998, a 25% increase over the similar period in 1997. Gulf of Mexico operating income increased $5.2 million for the nine months ended March 31, 1997, a 68% increase over the similar nine month period in 1996. Operations in Alaska were relatively unchanged from the prior year.

   Bristow's flight hours were 95,987 and 25,683 for the year ended March 31, 1998 and for the period from investment (December 19, 1996) to March 31, 1997, respectively. Operating revenues were $264.6 million and $68.7 million for the year ended March 31, 1998 and for the period from investment to March 31, 1997, respectively. Operating income and gross margin percentages attributable to Bristow were $28.2 million and 10.7% for the year ended to March 31, 1998.
Gross margin percentages for Bristow are lower than Air Log's, primarily due to different market environments, size of equipment and the cost to operate that equipment. As a result the consolidated gross margin from helicopter activities for the 1998 fiscal year was lower than the prior year. In March 1998, Bristow was awarded a new contract with Shell UK Exploration and Production that is considered one of the largest helicopter operating contracts in the world projected to generate (Pounds)225 million ($370 million) over a seven year period.

    International flight activity from Air Log continued to improve during the year ended March 31, 1998 and the nine months ended March 31, 1997. International flight hours and operating revenues from Air Log for 1998 increased over 4.3% and 10.7%, respectively, from the similar twelve month period in 1997. Flight hours and operating revenues increased over 30% in 1997 from the similar nine month period in 1996. International operating income increased $.9 million in 1998, a 15% increase over the similar period in 1997 and increased $1.0 million in 1997, a 27% increase over the similar nine month period in 1996.

   The high level of activity in the Gulf of Mexico enabled the Company to obtain rate increases in the first and third quarters of fiscal 1998 on most aircraft operating in that area. Subsequent to March 31, 1998, the industry experienced a continued decline in oil commodity prices. If this decline continues or if commodity prices remain at historically low levels for an extended period, management would expect a reduction in flight activity and revenues from the various operating areas. The impact on the Company's operations will depend on the extent and the duration of these commodity price reductions and the view that the Company's customers take as to viability of their individual projects.

PRODUCTION MANAGEMENT SERVICES

   GPM's production management activities and results also experienced significant improvements in 1998 with increases of 39% in revenues and 180% in operating income over the same period from the prior year. Gross margins were 7.2% for the year ended March 31, 1998, up from 3.2% from the same period in 1997. Operating revenues were $42.8 million, $23.5 million and $31.2 million for the year ended March 31, 1998, the nine months ended March 31, 1997 and the year ended June 30, 1996, respectively. Operating expenses for GPM were $39.8 million, $22.3 million and $31.4 million, respectively for those periods. GPM operating income was $3.1 million, $1.2 million and $(0.2) million for the 1998, 1997 and 1996 fiscal periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were $56.1 million as of March 31, 1998, a $26.2 million increase from March 31, 1997. Working capital as of March 31, 1998 was
$122.6 million, a $65.1 million increase from March 31, 1997.   Total debt was
$260.3 million as of March 31, 1998.

   Cash flows provided by operating activities were $68.9 million, $16.0 million and $22.8 million in 1998, 1997 and 1996, respectively. Cash flows provided by operating activity increased to $68.9 million from $16.0 million primarily due to improved market conditions in Gulf of Mexico and having twelve months of Bristow operations in 1998 compared to approximately three months in 1997. During 1997, as a result of the growth in helicopter activities, the Company experienced a $16.7 million increase in accounts receivables.

   Cash flows used in investing activities were $54.2 million, $141.2 million and $12.3 million for 1998, 1997 and 1996, respectively.

   During 1998, the Company acquired five aircraft (including four AS332L-Super Pumas, which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction. In addition to the financed aircraft, the Company used existing cash to purchase 13 Bell 407's, four Sikorsky S76's and one 214ST in 1998.

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

   Cash flows provided by (used in) financing activities were $10.7 million,
$98.1 million and  $(1.4) million in 1998, 1997 and 1996, respectively.   In
October 1997, the Company repaid (Pounds)11.6 million ($18.7 million) of Bristow debt with its existing cash. In January 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008 discounted to yield 7.915%, which resulted in net proceeds to the Company of $97.2 million. The proceeds were used to repay certain indebtness of Bristow of (Pounds)40.7 million ($66.6 million) and to replace general corporate funds used to repay certain indebtness of Bristow in October 1997. The Company received $88.4 million from the issuance of the 6% Notes during 1997. Financing activities during 1996 were primarily for the repayment of debt.

   As of March 31, 1998, Bristow had a (Pounds)15 million ($24 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2000. Bristow had nothing drawn under this facility as of March 31, 1998.

   As of March 31, 1998, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 1999. Management believes that normal operations and other available financing, will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

   The effective income tax rates from continuing operations were 30%, 30% and 29% for 1998, 1997 and 1996, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income.

   The Company has received notices from the EPA that it is one of approximately 160 PRPs at one Superfund site in Texas, one of over 300 PRPs at a site in Louisiana and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition. See
Item 3 -- "Legal Proceedings" for additional information regarding EPA notices.

OTHER MATTERS

   During 1998, the Company developed a plan to replace or modify its primary information systems to be Year 2000 compliant by the third quarter of 1999. The Company does not expect the costs associated with modifying the current systems to be material to its financial condition or results of operations. The Company has not incurred significant costs related to Year 2000 compliance prior to March 31, 1998 other than internal costs to evaluate and/or modify certain of its primary systems. The Company expects to incur approximately $500,000 during its 1999 fiscal year replacing certain of its primary systems. The Company does not anticipate any significant disruption of its operation as a result of any failure by the Company to be in compliance.

   The Company is in the process of evaluating its Year 2000 exposure on non-critical computer systems and Year 2000 compliance of its suppliers and customers. In the event that any of the Company's significant suppliers or customers fail to achieve Year 2000 compliance, the Company does not believe its business or operations would be adversely affected.

   During fiscal 1998, and subsequent thereto, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". These pronouncements will be adopted during the Company's fiscal year ending March 31, 1999. Management believes the adoption of these pronouncements will not have a material impact on the consolidated financial statements.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Offshore Logistics, Inc.:

   We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and March 31, 1997, and the related consolidated statements of income, stockholders' investment and cash flows for the twelve months ended March 31, 1998, the nine month period ended March 31, 1997 and the twelve months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 1998 and March 31, 1997, and the results of their operations and their cash flows for the twelve months ended March 31, 1998, the nine month period ended March 31, 1997 and the twelve months ended June 30, 1996 in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP




New Orleans, Louisiana,
May 21, 1998

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              MARCH 31,   MARCH 31,
                                                                                1998         1997
                                                                              --------     --------
                                                                              (THOUSANDS OF DOLLARS)
Current assets:
 Cash and cash equivalents...............................................      $ 56,076    $ 29,829
 Accounts receivable.....................................................        85,543      88,268
 Inventories.............................................................        76,139      70,827
 Net assets of discontinued operations...................................            --       6,686
 Prepaid expenses........................................................         5,542         887
                                                                              ---------    --------
  Total current assets...................................................       223,300     196,497

Investments in unconsolidated entities...................................         7,866       9,250

Property and equipment  --  at cost
 Land and buildings......................................................        13,088      13,175
 Aircraft and equipment..................................................       556,318     497,672
                                                                              ---------    --------
                                                                                569,406     510,847
 Less - Accumulated depreciation and amortization........................       (98,267)    (74,465)
                                                                              ---------    --------
                                                                                471,139     436,382
Other assets.............................................................        33,706      32,084
                                                                              ---------    --------
                                                                               $736,011    $674,213
                                                                              =========    ========

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.......................................................      $ 31,024   $  31,166
  Accrued liabilities....................................................        42,612      38,592
  Deferred taxes.........................................................        18,335      17,968
  Current maturities of long-term debt...................................         8,693      51,240
                                                                              ---------    --------
     Total current liabilities...........................................       100,664     138,966

Long-term debt, less current maturities..................................       251,560     199,631
Deferred credits.........................................................           594         622
Deferred taxes...........................................................        93,455      91,445
Minority interest........................................................         9,853       8,643
Commitments and contingencies............................................            --          --
Stockholders' investment:
  Common stock, $.01 par value, authorized 35,000,000 shares; outstanding
     21,854,921 in 1998 and 21,081,133 in 1997 (exclusive of 517,550
     treasury shares)....................................................           219         211
  Additional paid in capital.............................................       123,061     115,346
  Retained earnings......................................................       152,194     120,786
  Cumulative translation adjustment......................................         4,411      (1,437)
                                                                              ---------    --------
                                                                                279,885     234,906
                                                                              ---------    --------
                                                                               $736,011    $674,213
                                                                              =========    ========

        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME




                                                             TWELVE        NINE        TWELVE
                                                             MONTHS       MONTHS       MONTHS
                                                            MARCH 31,    MARCH 31,    JUNE 30,
                                                               1998         1997        1996
                                                             --------     --------    --------
                                                                   (thousands of dollars,
                                                                  except per share amounts)

Gross revenue:
 Operating revenue.......................................... $426,893     $167,128    $117,289
 Gain (loss) on disposal of equipment.......................     (238)       1,222        (446)
                                                             --------     --------    --------
                                                              426,655      168,350     116,843
                                                             --------     --------    --------

Operating expenses:
 Direct cost................................................  311,641      119,106      85,693
 Depreciation and amortization..............................   32,240       12,624       8,549
 General and administrative.................................   26,310       11,406       9,235
                                                             --------     --------    --------
                                                              370,191      143,136     103,477
                                                             --------     --------    --------
Operating income............................................   56,464       25,214      13,366
Earnings from unconsolidated entities.......................    7,205        2,602       4,056
Interest income.............................................    2,981        3,300       4,025
Interest expense............................................   20,536        5,528         300
                                                             --------     --------    --------

Income from continuing operations before
 provision for income taxes.................................   46,114       25,588      21,147
Provision for income taxes..................................   13,833        7,675       6,123
Minority interest...........................................   (1,027)        (288)         --
                                                             --------     --------    --------
Income from continuing operations...........................   31,254       17,625      15,024
Discontinued operations:
 Income (loss) from CPS operations..........................     (230)        (393)        252
 Gain on sale of CPS........................................      384           --          --
                                                             --------     --------    --------
                                                                  154         (393)        252
                                                             --------     --------    --------

Net income.................................................. $ 31,408     $ 17,232    $ 15,276
                                                             ========     ========    ========

BASIC:
Income per common share:
 Continuing operations...................................... $   1.45     $   0.88    $   0.77
 Discontinued operations....................................     0.01        (0.02)       0.01
                                                             --------     --------    --------
Net income per common share................................. $   1.46     $   0.86    $   0.78
                                                             ========     ========    ========

DILUTED:
Income per common share:

 Continuing operations...................................... $   1.35     $   0.85    $   0.76
 Discontinued operations....................................     0.01        (0.02)       0.01
                                                             --------     --------    --------
Net income per common share................................. $   1.36     $   0.83    $   0.77
                                                             ========     ========    ========

        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                       CUMULATIVE
                                                                        FOREIGN
                                      COMMON STOCK        ADDITIONAL    CURRENCY                     TOTAL
                                      ------------         PAID IN     TRANSLATION      RETAINED  STOCKHOLDERS'
                                    SHARES     AMOUNT      CAPITAL     ADJUSTMENT      EARNINGS    INVESTMENT
                                  ----------   ------      -------     ----------      --------    ----------
                                                      (THOUSANDS OF DOLLARS)

BALANCE - June 30, 1995.......... 19,442,114     $194     $ 95,379        $    --      $ 88,278      $183,851
  Net income.....................         --       --           --             --        15,276        15,276
  Stock options exercised........     24,460       --          197             --            --           197
  GPM warrants exercised.........     26,553        1          286             --            --           287
  Restricted stock issued........      5,271       --           72             --            --            72
                                  ----------     ----     --------        -------      --------      --------
BALANCE - June 30, 1996.......... 19,498,398      195       95,934             --       103,554       199,683
  Net income.....................         --       --           --             --        17,232        17,232
  Stock options exercised........    114,000        1          883             --            --           884
  GPM warrants exercised.........     94,040        1        1,015             --            --         1,016
  Restricted stock issued........        306       --            4             --            --             4
  Stock issued for Bristow
  investment.....................  1,374,389       14       17,510             --            --        17,524
  Translation adjustments........         --       --           --         (1,437)           --        (1,437)
                                  ----------     ----     --------        -------      --------      --------
BALANCE - March 31, 1997......... 21,081,133      211      115,346         (1,437)      120,786       234,906
  Net income.....................         --       --           --             --        31,408        31,408
  Stock options exercised........    745,500        8        7,335             --            --         7,343
  Restricted stock issued........     28,288       --          380             --            --           380
  Translation adjustments........         --       --           --          5,848            --         5,848
                                  ----------     ----     --------        -------      --------      --------
BALANCE - March 31, 1998......... 21,854,921     $219     $123,061        $ 4,411      $152,194      $279,885
                                  ==========     ====     ========        =======      ========      ========



        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              TWELVE          NINE MONTHS         TWELVE
                                                                           MONTHS ENDED          ENDED         MONTHS ENDED
                                                                              MARCH 31,         MARCH 31,        JUNE 30,
                                                                                1998              1997             1996
                                                                            -----------       -----------     -------------
                                                                                         (thousands of dollars)
Cash flows from operating activities:
 Net income................................................................   $  31,408       $  17,232        $ 15,276
Adjustments to reconcile net income to net cash provided by
operating activities:
 Depreciation and amortization.............................................      32,240          13,196           9,230
 Increase in deferred taxes................................................      10,826           1,059           1,241
 (Gain) Loss on asset dispositions.........................................         238          (1,212)            537
 Equity in earnings from unconsolidated entities
  over dividends received..................................................       1,679             145              --
 Minority interest in earnings.............................................       1,027              67             (36)
 Discontinued operations...................................................         230              --              --
Change in assets and liabilities net of effects from investment in
Bristow:
 (Increase) Decrease in accounts receivable................................       6,694         (16,736)             12
 Increase in inventories...................................................      (4,187)         (4,168)           (558)
 Increase in prepaid expenses and other....................................      (5,574)         (2,381)            (63)
 Increase (Decrease) in accounts payable...................................      (2,860)          5,801             225
 Increase (Decrease) in accrued liabilities................................      (2,747)          4,833          (3,055)
 Decrease in deferred credits..............................................         (28)         (1,865)            (13)
                                                                              ---------       ---------        --------
Net cash provided by operating activities..................................      68,946          15,971          22,796
                                                                              ---------       ---------        --------

Cash flows from investing activities:
 Capital expenditures......................................................     (70,465)        (10,106)        (12,535)
 Proceeds from asset dispositions..........................................      10,963           6,026             185
 Proceeds from CPS disposal................................................       5,700              --              --
 Investment in marketable securities.......................................          --              --         (11,952)
 Proceeds from sale or maturity of marketable
  securities...............................................................          --          20,001          11,988
 Bristow  investment.......................................................          --        (155,451)             --
 Acquisitions, net of cash received........................................        (353)         (1,675)             --
                                                                              ---------       ---------        --------

Net cash used in investing activities......................................     (54,155)       (141,205)        (12,314)
                                                                              ---------       ---------        --------

Cash flows from financing activities:
 Proceeds from borrowings..................................................     123,538          96,636              --
 Repayment of debt.........................................................    (120,519)           (434)         (2,000)
 Issuance of common stock..................................................       7,723           1,899             556
                                                                              ---------       ---------        --------

Net cash provided by (used in) financing
 activities................................................................      10,742          98,101          (1,444)
                                                                              ---------       ---------        --------

Effect of exchange rate changes in cash....................................         714              23              --

Net increase (decrease) in cash and cash
 equivalents...............................................................      26,247         (27,110)          9,038
Cash and cash equivalents at beginning of period...........................      29,829          56,939          47,901
                                                                              ---------       ---------        --------

Cash and cash equivalents at end of period.................................   $  56,076       $  29,829        $ 56,939
                                                                              =========       =========        ========


        The accompanying notes are an integral part of these statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   Nature of Operations -- The Company's most significant area of operation is supplying helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production personnel and medical support services to the worldwide oil and gas industry.

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

   Accounts Receivable -- Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $850,000 and $1,449,000 at March 31, 1998 and March 31, 1997, respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

   Inventories -- Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4,049,000 and $4,074,000 at March 31, 1998 and March 31, 1997. There were no related charges to operations in 1998, 1997, or 1996.

   Other Assets -- In 1998, $18,282,000 of goodwill, net of accumulated amortization of $4,001,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company.

   Also included in other assets is restricted cash of (Pounds)4.8 million ($8.0 million) and debt issuance costs of $5.4 million, being amortized over the life of the related debt.

   Depreciation and Amortization -- Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost.

   Maintenance and repairs are expensed as incurred; betterments and improvements are capitalized. The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and resultant gains or losses included in income.

   Income Taxes -- Income taxes are accounted for in accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this statement, deferred income taxes are provided for by the asset and liability method.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Foreign Currency Translation -- Bristow maintains their accounting records in their local currency (British Pounds Sterling). The currencies are converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders' investment in accordance with SFAS No.
52, "Foreign Currency Translation."   Foreign currency transaction gains or
losses are credited or charged to income, and such amounts are insignificant for the periods presented.

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

   Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the service and parts. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses recognized in revenues when the hedged transaction occurs. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a forward contract is recognized as a gain or loss in revenues in the period the relationship ceases to exist.

   The Company uses interest rate swaps to manage its interest rate exposure. Revenues or expenses on interest rate swaps are recognized over the lives of the agreements as adjustments to interest expense of the liability being hedged.
Any interest rate swap not qualifying for deferred accounting is recorded at fair value.

   Stock Compensation -- On July 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

   Fiscal-Year Change -- On May 1, 1997, the Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, effective for the nine month period ended March 31, 1997. As a result of this change in year end, these financial statements include the fiscal year ended March 31, 1998, the nine month fiscal transition period from July 1, 1996 through March 31, 1997 and the fiscal year ended June 30, 1996.

   Effect of Recent Accounting Changes -- During fiscal 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits". These pronouncements will be adopted during the Company's fiscal year ending March 31, 1999. Management believes the adoption of these pronouncements will not have a material impact on the consolidated financial statements.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

B -- LONG-TERM DEBT

   Long-term debt at March 31, 1998 and March 31, 1997 consisted of (thousands of dollars):

                                                                               MARCH 31,        MARCH 31,
                                                                                 1998             1997
                                                                               ---------        ---------

   7 7/8% Senior Notes due 2008............................................. $100,000            $     --
   6% Convertible Subordinated Notes due 2003...............................   98,000              98,000
   Term Loan with a syndicate of United Kingdom banks.......................   33,456              40,983
   Term Loan with a United Kingdom bank.....................................   18,009                  --
   Series A Guaranteed Deep Discount Loan Note 1997.........................       --              31,568
   Series B Guaranteed Deep Discount Loan Note 1998.........................       --              18,413
   Unsecured Subordinated Loan Stock........................................       --              34,647
   Revolving Credit Facility................................................       --               8,197
   Capital Lease Obligations................................................    6,248              13,836
   Management Fee Debt (see Note C).........................................    4,307               4,910
   Other....................................................................      233                 317
                                                                             --------            --------
      Total debt............................................................  260,253             250,871
      Less current maturities...............................................    8,693              51,240
                                                                             --------            --------

      Total long-term debt.................................................. $251,560            $199,631
                                                                             ========            ========

   On January 27, 1998, the Company issued $100 million aggregate principal amount of 7 7/8% Senior Notes ("Senior Notes") due 2008 discounted to yield 7.915%. Proceeds of $97.2 million, after debt issuance costs of $2.8 million, were used to repay approximately (Pounds)40.7 million ($66.6 million) of Bristow debt and to replace general corporate funds used to repay certain indebtness of Bristow in October 1997. The weighted average of the stated rates of interest on the indebtedness retired was 16.6%, but had been adjusted to 8.5% as a result of purchase accounting for the Company's investment in Bristow. The Senior Notes are guaranteed by certain of the Company's subsidiaries (see Note N).

   On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes ("6% Notes") due 2003. The 6% Notes are convertible at any time into the Company's Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes). The 6% Notes are redeemable at the option of the Company beginning December 1999. The Company issued $7.5 million of the 6% Notes to Caledonia (See Note C) in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow.

   Bristow renewed a term loan with a syndicate of United Kingdom banks on January 26, 1998, that is repayable in semi-annual installments varying from $1.7 to $5.0 million ((Pounds)1.0 to (Pounds)3.0 million) through December 31, 2002. The term loan bears interest at 0.8% above LIBOR rates. The average interest rate for the term loan during the period from renewal to March 31, 1998 was 8.425%. The term loan is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by a negative pledge on all Bristow assets. The Company entered into an interest rate swap agreement to reduce the impact of change in interest rates on this floating rate long-term debt. At March 31, 1998, the outstanding notional amount was (Pounds)36.5 million ($61.1 million). The agreement matures on December 31, 2001. The market value of the notional amount in excess of the outstanding principal amount of the term loan was not material.

   In May 1997, the Company acquired five aircraft (including four AS332L Super Pumas, which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Obligations under capital leases bear interest at various rates and require quarterly payments. The leases are secured by the aircraft and the guarantee of Bristow.

   Bristow has a revolving credit facility, with the same syndicate of United Kingdom banks, as with the term loan, which matures December 31, 2000, and is available for working capital requirements and general corporate purposes. Availability under the revolving credit facility is subject to certain borrowing base limitations based on the value of qualifying helicopters. All advances under the revolving credit facility bear interest at 0.6% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of all Bristow assets. The availability under the revolving credit facility is (Pounds)15 million ($24 million). There were no borrowings under this revolving credit facility as of March 31, 1998.

   As of March 31, 1998, the Company had a $20 million unsecured line of credit with a U.S. bank that expires on September 30, 1999. There were no borrowings under this line as of March 31, 1998. The rate of interest payable under the line of credit is, at the Company's option, prime rate or LIBOR rate plus 1.25%. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of .25% on the average unused portion of the line.

   Aggregate annual maturities for all long-term debt, including the capitalized lease, for the next five years are as follows: 1999 -- $8,693,000; 2000 -- $9,813,000; 2001 -- $11,620,000; 2002 -- $15,691,000; and 2003 -- $16,435,000.

   Interest paid during the year was $23,381,000, $3,620,000 and $300,000 for 1998, 1997, and 1996, respectively.

   The estimated fair value of the Company's total debt at March 31, 1998 was $269.3 million based on quoted market prices for the publicly listed 6% Notes and the Senior Notes and the current rates offered to the Company on other outstanding obligations. Total debt at March 31, 1997 approximates the fair value of the debt.


C -- INVESTMENT IN  BRISTOW

   On December 19, 1996, OLOG acquired 49% of the common stock and a significant amount of Bristow subordinated debt as detailed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited ("BHGL"). Bristow provides helicopter services to the North Sea oil and gas industry. Services consist of short and long range crew change flights, offshore-based and inter-platform shuttle operations and search and rescue missions. Bristow also operates aircraft in Australia, Brunei, Cambodia, China, Nigeria, South America and Vietnam among others.

   Bristow is organized with three different classes of ordinary shares (common stock) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, "Caledonia") and a Norwegian investor (the "E.U. Investor"), own 49%, 49% and 2%, respectively, of Bristow's total outstanding ordinary shares.

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

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

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

   The Company, Caledonia, the E.U. Investor and Bristow entered into a shareholders' agreement respecting, among other things, the composition of the board of directors of Bristow. On matters coming before Bristow's board, Caledonia's appointees have a total of five votes and the four other directors have one vote each. So long as Caledonia has a significant interest in the shares of Common Stock issued to it pursuant to the transaction or maintains its voting control of Bristow, Caledonia will have the right to nominate two persons to the board of directors of the Company and to replace any such directors so nominated.

   Caledonia, the Company and the E.U. Investor also entered into a Put/Call Agreement whereunder, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each has the right to sell such shares to the Company. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the Put/Call Agreement. Any put or call of the Bristow shares will be subject to the approval of the Civil Aviation Authority ("CAA"). Caledonia will receive management fees from Bristow that will be payable semi-annually in advance ranging from (Pounds)500,000 to (Pounds)900,000 annually for the next six years.

   The investment was accounted for by the purchase method of accounting under Accounting Principals Board Opinion No. 16, as amended, and accordingly, the results of operations of Bristow for the period from December 19, 1996 forward are included in the accompanying consolidated financial statements. The total consideration has been allocated to Bristow's assets and liabilities based on the estimated fair market value as of December 19, 1996.

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


                                            NINE MONTHS       TWELVE MONTHS
                                           MARCH 31, 1997     JUNE 30, 1996
                                           --------------    --------------
                                             (unaudited)       (unaudited)

   Gross revenue...........................   $296,094           $357,249
                                              ========           ========
   Income from continuing operations.......   $ 19,348           $ 19,821
                                              ========           ========
   Earnings per common share
      Income from continuing operations:
         Basic.............................   $   0.92           $   0.95
                                              ========           ========
         Diluted...........................   $   0.87           $   0.93
                                              ========           ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

D -- INVESTMENTS IN UNCONSOLIDATED ENTITIES

   The Company has two principal unconsolidated entities that are accounted for on the cost method as the Company is unable to exert significant influence over the operations.

   The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 at March 31, 1998 and March 31, 1997. In the following unaudited table, HHII represents $5,147,000 and $3,492,000 of the assets and $3,464,000 and $2,230,000 of the equity for March 31, 1998 and March 31, 1997, respectively. HHII also represents $14,284,000; $9,806,000 and $10,727,000 of revenues and $4,002,000; $2,702,000 and $1,834,000 of net income for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996, respectively. During 1998, 1997 and 1996, $2,292,000,
$1,539,000 and $1,556,000, respectively, in dividends were received from HHII.

   The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at March 31, 1998 and 1997. During 1998, 1997, and 1996, $2,430,000; $1,827,000 and $2,500,000,
respectively, in dividends were received from the venture. During 1998, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 1999 is approximately $2.0 million.

   A summary of unaudited financial information of these principal unconsolidated entities is set forth below (thousands of dollars):

                                                               MARCH 31,        MARCH 31,
                                                                 1998              1997
                                                               ---------        ---------
                                                              (unaudited)      (unaudited)
   Current assets...........................................     $56,443          $58,162
   Non-current assets.......................................      34,237           26,858
                                                                 -------          -------
      Total assets..........................................     $90,680          $85,020
                                                                 =======          =======

   Current liabilities......................................     $10,898          $10,063
   Non-current liabilities..................................       6,758            1,931
   Equity...................................................      73,024           73,026
                                                                 -------          -------
      Total liabilities and equity..........................     $90,680          $85,020
                                                                 =======          =======


                                                                              TWELVE MONTHS
                                            TWELVE MONTHS     NINE MONTHS         ENDED
                                                ENDED            ENDED           JUNE 30,
                                           MARCH 31, 1998    MARCH 31, 1997        1996
                                           --------------    --------------    -------------
                                             (UNAUDITED)       (UNAUDITED)      (UNAUDITED)

   Revenues...............................     $57,542           $41,026          $51,629
                                               =======           =======          =======
   Gross profit...........................     $22,015           $14,122          $20,229
                                               =======           =======          =======
   Net income.............................     $13,845           $ 9,918          $12,537
                                               =======           =======          =======

   During  1998, 1997 and 1996, respectively, revenues of $6,710,000; $4,673,000 and $5,169,000 were recognized for services provided to these affiliates by the Company.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   In 1996, Bristow, with two partners, formed FBS Limited ("FBS") which was awarded a contract to provide pilot training and maintenance services to the Defense Helicopter Flying School ("DHFS"), a newly established training school for all branches of the British military, under a fifteen year contract valued at approximately (Pounds)500 million over the full term. FBS purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997. As of March 31, 1998, each of the partners owned one-third (33%) of FBS. Prior to FBS, Bristow had provided similar pilot training and maintenance services to the British Army Air Corp. since 1963. Bristow's partners in FBS had similar experience at providing training service to other branches of the British military. Bristow and its partners have given joint and several guarantees related to the performance of this contract.

E -- DISCONTINUED OPERATIONS

     In May 1997, the Company adopted a plan to discontinue its investment in Cathodic Protection Services Company ("CPS"). CPS manufactures, installs and maintains cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants and other metal structures. As a result of the Company's adoption of the plan, the consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements and supplemental data have been adjusted and restated to reflect the results of operations and net assets of CPS as a discontinued operation in accordance with generally accepted accounting principles.

F -- UNAUDITED SUPPLEMENTAL DATA FOR THE NINE MONTHS ENDED
     MARCH 31, 1996

     During 1997, the Company changed its fiscal year end from June 30 to March
31. Therefore, the Company's fiscal year end for 1997 is a nine month period. The following table represents unaudited data for the nine month period ended March 31, 1996.



   Operating revenue....................   $86,694
                                           =======
   Operating income.....................   $ 9,774
                                           =======
   Income taxes.........................   $ 4,494
                                           =======
   Income from continuing operations....   $10,991
                                           =======
   Net income...........................   $11,226
                                           =======
   Earnings per common share:

     Basic..............................   $  0.58
                                           =======
     Diluted............................   $  0.57
                                           =======




G -- INVESTMENT IN MARKETABLE SECURITIES

     Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 1998 and 1997, the Company had (Pounds)4.8 million ($8.0 million and $7.8 million, respectively) of UK government securities classified as available-for-sale included in other assets. There were $12,001,000 sales of investments in U.S. Treasury investments during the nine month period ended March 31, 1997. The proceeds approximated the carrying cost of the investments. There were $3,985,000 sales of investments in U.S. Treasury investments for the year ended June 30, 1996.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

H -- COMMITMENTS AND CONTINGENCIES

     The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $1,872,000 in 1998; $1,925,000 in 1997 and $1,998,000 in 1996. As of
March 31, 1998, aggregate future payments under noncancelable operating leases are as follows: 1999 -- $1,983,000; 2000 -- $1,881,000; 2001 --$1,806,000;
2002 -- $1,608,000 and 2003 -- $1,570,000.


     On August 6, 1997, the domestic pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and it is not certain how long this process may take. During the fiscal year ended March 31, 1998, $98.4 million of operating revenues were from the Company's domestic helicopter operations. In January 1998, the OPEIU petitioned the National Mediation Board ("NMB") to organize the Company's domestic mechanics and ground support personnel. Certain objections to this petition were filed and the NMB dismissed the OPEIU application on May 12, 1998. Under the Federal labor law rules, the union is prohibited from petitioning the NMB for one-year from date of dismissal. The Company does not believe that the result of these organizing efforts will place it at a competitive disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.


I -- INCOME TAXES

     The components of deferred tax assets and liabilities are as follows (thousands of dollars):


                                             MARCH 31,    MARCH 31,
                                               1998         1997
                                             ---------    ---------
   Deferred Tax Assets:

     Foreign tax credits..................   $ 112,117    $ 111,650

     Other................................      10,390       13,183
     Valuation allowance..................     (50,308)     (53,783)
                                             ---------    ---------
        Total deferred tax assets.........      72,199       71,050
                                             ---------    ---------

   Deferred Tax Liabilities:
     Property and equipment...............    (153,716)    (155,699)
     Inventories..........................     (10,901)     (12,197)
     Accrual for repairs and maintenance..      (6,859)      (5,771)
     Other................................     (12,513)      (6,796)
                                             ---------    ---------
        Total deferred tax liabilities....    (183,989)    (180,463)
                                             ---------    ---------

   Net deferred tax liabilities...........   $(111,790)   $(109,413)
                                             =========    =========


   The valuation allowance was established for the deferred tax asset related to foreign tax credits. Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit is limited by the total income on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. Excess foreign tax credits may be carried back two years and forward five years. As of March 31, 1998 and 1997, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all the foreign tax credits.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Income before provision for income taxes for the year ended March 31, 1998, the nine months ended March 31, 1997 and the year ended June 30, 1996 was as follows (thousands of dollars):



                    TWELVE      NINE MONTHS      TWELVE
                 MONTHS ENDED      ENDED       MONTHS ENDED
                   MARCH 31,     MARCH 31,       JUNE 30,
                     1998          1997            1996
                 ------------   -----------    ------------
Domestic........   $12,675       $13,774        $ 9,791
Foreign.........    33,439        11,814         11,356
                   -------       -------        -------
Total...........   $46,114       $25,588        $21,147
                   =======       =======        =======


   The provision for income taxes for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996 consisted of the following (thousands of dollars):

                                          TWELVE     NINE MONTHS       TWELVE
                                       MONTHS ENDED     ENDED       MONTHS ENDED
                                         MARCH 31,    MARCH 31,       JUNE 30,
                                           1998          1997           1996
                                       ------------  -----------    ------------
Current:
 Domestic...........................      $(2,237)      $ 3,786         $4,882
 Foreign............................        7,545         1,219              -
                                          -------       -------         ------
                                            5,308         5,005          4,882
                                          -------       -------         ------
Deferred:
 Domestic...........................        9,035         2,671          1,241
 Foreign............................        2,965            (1)            --
                                          -------       -------         ------
                                           12,000         2,670          1,241
                                          -------       -------         ------

Decrease in valuation allowance.....       (3,475)           --             --
                                          -------        ------          -----
Total...............................      $13,833        $7,675         $6,123
                                          =======        ======         ======

   The reconciliation of Federal statutory and effective income tax rates is shown below:

                                                     TWELVE       NINE MONTHS         TWELVE
                                                  MONTHS ENDED       ENDED         MONTHS ENDED
                                                    MARCH 31,       MARCH 31,         JUNE 30,
                                                      1998            1997             1996
                                                  ------------     ----------      ------------

Statutory rate..............................          35%             35%              35%
Utilization of foreign tax credits..........         (3)%            (3)%             (5)%
Additional taxes on foreign source income...           8%              5%               2%
Foreign source income not taxable...........         (3)%            (6)%             (7)%
Change in valuation allowance...............         (7)%              --               --
State taxes provided........................           1%              2%               2%
Other, net..................................         (1)%            (3)%               2%
                                                     ----            ----             ----

Effective tax rate..........................          30%             30%              29%
                                                     ====            ====             ====

   The Internal Revenue Service has examined the Company's Federal income tax returns for all years through 1994. The years have been closed through 1994, either through settlement or expiration of the statute of limitations. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

   Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $18.8 million at March 31,
1998.   Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

   Income taxes paid during 1998, 1997 and 1996 were $4,516,000;  $8,454,000 and
$5,656,000, respectively.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

J -- EMPLOYEE BENEFIT PLANS

SAVINGS AND RETIREMENT PLANS

   The Company currently has two qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

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

   Bristow has a defined benefit retirement plan, which covers all full-time employees of Bristow. The plan is funded by contributions partly from employees and partly from Bristow. Members contribute up to 7.5% of pensionable salary (as defined) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee's annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in United Kingdom and other overseas equities and bonds.

   The following table sets forth the plan's funded status and pension costs recognized by the Company in accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions":

   Actuarial Present Value of Benefit Obligations (thousands of dollars):

                                     MARCH 31, 1998  MARCH 31, 1997
                                     --------------  --------------

   Vested benefit obligation........  $ (200,234)     $ (164,750)
   Accumulated benefit obligation...  $ (200,234)     $ (164,750)

   Projected benefit obligation.....  $ (218,760)     $ (179,995)
   Plan assets at fair value........     237,133         184,762
                                      ----------      ----------
   Plan assets in excess of
    projected benefit obligation....      18,373           4,767
   Unrecognized net gain............     (17,002)         (4,767)
   Prior service cost not yet
    recognized in net periodic
    pension cost....................          --              --
   Unrecognized net obligation
    being recognized over 15 years..          --              --
                                      ----------      ----------
   Accrued pension asset............  $    1,371      $       --
                                      ==========      ==========


   Net periodic pension cost for the twelve months ended March 31, 1998 and the nine months ended March 31, 1997 were approximately $4,860,000 and $1,200,000, respectively.

   Actuarial assumptions used to develop these components were as follows:

                                         1998        1997
                                         ----        ----
   Discount rate......................   6.75%       8.00%
   Expected long-term rate of return
    on assets.........................   8.25%       9.50%
   Rate of increase in Pension
    benefits over UK statutory
    benefits..........................   3.00%       3.50%


   The Company's contributions to the three plans were $7,190,000; $2,575,000 and $680,000 for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996, respectively.

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

   The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The amount of bonuses related to this plan were $838,000; $565,000 and $124,000 for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996, respectively. As of March 31, 1998 there were 28,594 shares of Restricted Stock outstanding issued at a weighted average price of $18.93 per share.

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

   Under the Company's stock option plans there were 876,302 shares of Common Stock reserved for issue at March 31, 1998.

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

   Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:

                                        TWELVE MONTHS ENDED      NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                           MARCH 31,1998          MARCH 31, 1997       JUNE 30, 1996
                                       -------------------      -----------------   -------------------
   Net Income (in thousands):
     As reported......................      $31,408                  $17,232              $15,276
     Pro forma........................      $30,109                  $16,607              $14,800

   Basic earnings per share:
     As reported......................      $  1.46                  $  0.86              $  0.78
     Pro forma........................      $  1.40                  $  0.83              $  0.76

   Diluted earnings per share:
     As reported......................      $  1.36                  $  0.83              $  0.77
     Pro forma........................      $  1.31                  $  0.81              $  0.75

   The effects of applying SFAS No. 123 to this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

  A summary of the Company's stock options as of March 31, 1998 and 1997, and June 30, 1996 and changes during the periods ended on those dates is presented below:


                                       WEIGHTED-AVERAGE          NUMBER
                                        EXERCISE PRICE          OF SHARES
                                       ----------------         ---------
 Balance at June 30, 1995.............     $ 9.20                862,960
    Granted...........................      12.70                164,000
    Exercised.........................       8.03                (24,460)
    Expired or cancelled..............      10.97                (14,000)
                                                               ---------
 Balance at June 30, 1996.............       9.78                988,500
    Granted...........................      15.48                366,500
    Exercised.........................       7.75               (114,000)
    Expired or cancelled..............      12.94                (10,000)
                                                               ---------
 Balance at March 31, 1997............      11.64              1,231,000
    Granted...........................      18.93                219,000
    Exercised.........................       9.85               (745,500)
    Expired or cancelled..............      19.38                (35,000)
                                                               ---------
 Balance at March 31, 1998............     $15.62                669,500
                                                               =========

   As of March 31, 1998 and 1997, and June 30, 1996, the number of options exercisable under the stock option plans was 349,500; 864,500 and 838,500, respectively; and the weighted average exercise price of those options was $12.44; $10.02 and $9.25, respectively.

   The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $6.48, $5.30 and $4.35 per option, respectively. The fair value of options granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0.00%; (b) average expected volatility of 40%; (c) average risk-free interest rate of 6.4% and (d) expected life of 3 years.

   The following table summarizes information about stock options outstanding as of March 31, 1998:

                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        --------------------------------------     ---------------------------
                                      WGTD. AVG.    WGTD. AVG.                      WGTD. AVG.
    RANGE OF              NUMBER      REMAINING      EXERCISE        NUMBER          EXERCISE
EXERCISE PRICES         OUTSTANDING   CONTR. LIFE     PRICE        EXERCISABLE        PRICE
---------------         -----------   -----------   ----------     -----------      ----------
$ 7.375 - $11.625          60,000         3.81        $ 8.06         60,000           $ 8.06
$12.125 - $15.875         268,500         6.94        $12.82        263,500           $12.76
$19.00 -  $19.625         341,000         9.22        $19.15         26,000           $19.29
                          -------                                   -------
$ 7.375 - $19.625         669,500         7.82        $15.62        349,500           $12.44
                          =======                                   =======


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

K -- EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share.

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the twelve months and nine months ended March 31, 1998 and 1997 were determined on the assumptions that the convertible debt was converted on April 1, 1997 and upon issuance on December 17, 1996, respectively. The Company adopted SFAS No. 128, "Earnings Per Share", effective December 15, 1997. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted income from continuing operations per share:


                                           TWELVE          NINE MONTHS         TWELVE
                                        MONTHS ENDED          ENDED         MONTHS ENDED
                                          MARCH 31,          MARCH 31,        JUNE 30,
                                            1998               1997             1996
                                        ------------       -----------      ------------
Income from Continuing Operations
 (thousands of dollars):
  Income available to common
   stockholders.......................  $   31,254          $    17,625      $    15,024
  Interest on convertible debt,
   net of taxes.......................       4,116                1,178               --
                                        ----------          -----------      -----------
  Income available to common
   stockholders, plus assumed
   conversions........................  $   35,370          $    18,803      $    15,024
                                        ==========          ===========      ===========

Shares:
  Weighted average number of common
   shares outstanding.................  21,543,198           20,095,403       19,481,405
  Options.............................     269,911              357,385          263,179
  Warrants............................          --               17,120           22,956
  Convertible debt....................   4,286,520            1,615,210               --
                                        ----------          -----------      -----------
  Weighted average number of common
   shares outstanding, plus assumed
   conversions........................  26,099,629           22,085,118       19,767,540
                                        ==========          ===========      ===========

Income from Continuing Operations:
   Basic earnings per share...........  $     1.45          $      0.88      $      0.77
                                        ==========          ===========      ===========

   Diluted earnings per share.........  $     1.35          $      0.85      $      0.76
                                        ==========          ===========      ===========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   The Company adopted a stockholder rights plan on February 9, 1996, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of the Company's common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right will entitle its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock. The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 26, 2006.


L  -- SEGMENT INFORMATION

      The Company operates principally in two business segments: Helicopter activities and Production management and related services. Air Log and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services to the domestic and international oil and gas industry. The information presented has been restated to reflect CPS as discontinued operations. Identifiable assets include net assets relating to CPS of $6.7 million and $7.2 million as of March 31, 1997 and June 30, 1996, respectively. The following shows industry segment information for the year ended March 31, 1998, the nine months ended March 31, 1997 and the year ended June 30, 1996 (in thousands):


                                                    TWELVE                         TWELVE
                                                 MONTHS ENDED    NINE MONTHS    MONTHS ENDED
                                                   MARCH 31,       MARCH 31,       JUNE 30,
                                                     1998           1997            1996
                                                 ------------    -----------    ------------
Operating revenues: (1)
 Helicopter activities........................     $384,108       $143,647        $ 86,080
 Production management and related services...       42,785         23,481          31,209
                                                   --------       --------        --------
     Total....................................     $426,893       $167,128        $117,289
                                                   ========       ========        ========

Operating profit (loss):
 Helicopter activities........................     $ 59,024       $ 27,142        $ 17,612
 Production management and related services...        3,072          1,182            (183)
                                                   --------       --------        --------
     Total segment operating profit...........       62,096         28,324          17,429

Corporate overhead............................       (5,632)        (3,110)         (4,063)
Earnings from unconsolidated entities.........        7,205          2,602           4,056
Interest income (expense), net................      (17,555)        (2,228)          3,725
                                                   --------       --------        --------

Pretax income.................................     $ 46,114       $ 25,588        $ 21,147
                                                   ========       ========        ========


(1)  Net of Inter-Segment revenues of  $3,461,000; $2,246,000 and $3,823,000 for
  March 31, 1998 and 1997 and June 30, 1996, respectively.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES



                                                              CAPITAL
                                                            EXPENDITURES
                                                    ---------------------------
                                                     1998      1997      1996
                                                    -------  --------  --------
    Helicopter activities........................   $70,170   $9,835   $11,908
    Production management and related services...       140      112        99
    Corporate....................................       155       --        --
                                                    -------   ------   -------
         Total...................................   $70,465   $9,947   $12,007
                                                    =======   ======   =======

                                                            DEPRECIATION
                                                         AND AMORTIZATION
                                                    ---------------------------
                                                     1998     1997       1996
                                                    -------  --------   -------
    Helicopter activities........................   $30,286   $11,531   $7,083
    Production management and related services...     1,364     1,003    1,347
    Corporate....................................       590        90      119
                                                    -------   -------   ------
         Total...................................   $32,240   $12,624   $8,549
                                                    =======   =======   ======


                                                        IDENTIFIABLE ASSETS
                                                    ------------------------------
                                                     1998      1997        1996
                                                    --------   --------   --------
    Helicopter activities........................   $658,461   $607,458   $164,560
    Production management and related services...     28,421     26,279     26,684
    Corporate and other..........................     49,129     40,476     39,497
                                                    --------   --------   --------
         Total...................................   $736,011   $674,213   $230,741
                                                    ========   ========   ========


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

   Segment information by geographic areas for the year ended March 31, 1998, the nine month period ended March 31, 1997 and the year ended June 30, 1996 is as follows (thousands of dollars):



                             TWELVE           NINE MONTHS     TWELVE
                           MONTHS ENDED         ENDED       MONTHS ENDED
                            MARCH 31,         MARCH 31,      JUNE 30,
                             1998               1997           1996
                           ------------       -----------   ------------
Operating revenue:
 United States...........    $143,870           $ 83,875      $102,071
 United Kingdom/Europe...     177,842             41,736            --
 Africa..................      45,258             12,868            --
 International...........      59,923             28,649        15,218
                             --------           --------      --------
                             $426,893           $167,128      $117,289
                             ========           ========      ========

Operating profit:
 United States...........    $ 26,559           $ 16,602      $ 12,655
 United Kingdom/Europe...      17,245              4,067            --
 Africa..................       4,903              1,034            --
 International...........      13,389              6,621         4,774
                             --------           --------      --------
                             $ 62,096           $ 28,324      $ 17,429
                             ========           ========      ========

Identifiable assets:
 United States...........    $204,830           $163,766      $170,081
 United Kingdom/Europe...     357,364            336,693            --
 Africa..................      49,698             55,311            --
 International...........     124,119            118,443        60,660
                             --------           --------      --------
                             $736,011           $674,213      $230,741
                             ========           ========      ========


   During 1998, 1997 and 1996, Air Log and Bristow conducted operations in approximately 22 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. Revenue earned from any single customer did not exceed 10% of total revenues during 1998, 1997 or 1996. Equipment registered in one country is chartered to other operating areas from time to time at rates sufficient to cover costs plus a reasonable return. These revenues ($15,406,000 in 1998; $7,063,000 in 1997 and $7,441,000 in 1996)
have been eliminated in the amounts shown above.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

M -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following quarterly financial data has been restated to reflect CPS as discontinued operations.


                                                                     QUARTER ENDED
                                             ---------------------------------------------------------
                                             JUNE 30     SEPT. 30    DEC. 31    MAR. 31        JUNE 30
                                             -------     --------    -------    -------        -------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1998
   Gross revenue............................. $99,981    $107,565    $112,950    $106,159         N/A
   Gross profit.............................. $19,497    $ 21,526    $ 21,169    $ 20,582         N/A

   Income from continuing operations......... $ 6,593    $  7,959    $  7,963    $  8,739         N/A
   Income from discontinued operations.......     (15)        169          --          --         N/A
                                              -------    --------    --------    --------
   Net income................................ $ 6,578    $  8,128    $  7,963    $  8,739         N/A
                                              =======    ========    ========    ========

   Basic earnings per share:
       Income from continuing operations..... $  0.31    $   0.37    $   0.37    $   0.40         N/A
       Income from discontinued operations...      --        0.01          --          --         N/A
                                              -------    --------    --------    --------
               Net Income.................... $  0.31    $   0.38    $   0.37    $   0.40         N/A
                                              =======    ========    ========    ========

   Diluted earnings per share:
       Income from continuing operations..... $  0.30    $   0.35    $   0.34    $   0.37         N/A
       Income from discontinued operations...      --        0.01          --          --         N/A
                                              -------    --------    --------    --------
               Net Income.................... $   0.30   $   0.36    $   0.34    $   0.37         N/A
                                              =======    ========    ========    ========

1997
   Gross revenue.............................     N/A    $ 32,872    $ 41,459    $ 94,019         N/A
   Gross profit..............................     N/A    $  8,690    $  9,347    $ 18,583         N/A

   Income from continuing operations.........     N/A    $  5,781    $  5,522    $  6,322         N/A
   Income from discontinued operations.......     N/A          74          86        (553)        N/A
                                                         --------    --------    --------
   Net income................................     N/A    $  5,855    $  5,608    $  5,769         N/A
                                                         ========    ========    ========

   Basic earnings per share:
        Income from continuing operations....     N/A    $   0.30    $   0.28    $   0.30         N/A
        Income from discontinued operations..     N/A          --          --       (0.03)        N/A
                                                         --------    --------    --------
                Net Income...................     N/A    $   0.30    $   0.28    $   0.27         N/A
                                                         ========    ========    ========

   Diluted earnings per share:
       Income from continuing operations.....     N/A    $   0.30    $   0.28    $   0.29         N/A
       Income from discontinued operations...     N/A          --          --       (0.02)        N/A
                                                         --------    --------    --------
               Net Income....................            $   0.30    $   0.28    $   0.27         N/A
                                                         ========    ========    ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

1996
  Gross revenue............................   N/A   $28,959    $29,143   $28,592   $30,149
  Gross profit.............................   N/A   $ 6,001    $ 4,877   $ 5,883   $ 5,840

  Income from continuing operations........   N/A   $ 3,693    $ 3,238   $ 4,060   $ 4,033
  Income from discontinued operations......   N/A       (34)       218        51        17
                                                    -------    -------   -------   -------
  Net income...............................   N/A   $ 3,659    $ 3,456   $ 4,111   $ 4,050
                                                    =======    =======   =======   =======

  Basic earnings per share:
     Income from continuing operations.....   N/A   $  0.19    $  0.17   $  0.21   $  0.21
     Income from discontinued operations...   N/A        --       0.01        --        --
                                                    -------    -------   -------   -------
       Net Income..........................   N/A   $  0.19    $  0.18   $  0.21   $  0.21
                                                    =======    =======   =======   =======


  Diluted earnings per share:
     Income from continuing operations.....   N/A   $  0.19    $  0.17   $  0.21   $  0.20
     Income from discontinued operations...   N/A        --       0.01        --        --
                                                    -------    -------   -------   -------
       Net Income..........................   N/A   $  0.19    $  0.18   $  0.21   $  0.20
                                                    =======    =======   =======   =======



N -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION


   On January 27, 1998, the Company completed the sale of $100 million 7 7/8% Senior Notes due 2008, which were discounted to yield 7.915%. The net proceeds to the Company were $97.2 million. In connection with the sale of the Senior Notes, certain of the Company's subsidiaries (the "Guarantor Subsidiaries") jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on an unconsolidated basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. ("Parent Company Only"), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.'s other subsidiaries (the "Non-Guarantor Subsidiaries").

   The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

   During 1998, the Company formed a new wholly owned subsidiary and contributed the Company's operating assets, separate from its investment in its subsidiaries, to the newly formed subsidiary. The subsidiary is a Guarantor Subsidiary. For purposes of the historical supplemental financial information, the Company has presented the aforementioned operating assets and related operating results together with the operating assets and results of other Guarantor Subsidiaries.

   The allocation of the consolidated income tax provision was made using the with and without allocation method.

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1998


                                 Parent                       Non-
                                Company      Guarantor       Guarantor
                                 Only       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                               --------     ------------    ------------    ------------    ------------
ASSETS
------
 Current assets:
   Cash and cash equivalents.   $ 34,264    $     5,192      $   16,620      $       --       $   56,076
   Accounts receivable.......        599         23,908          63,065          (2,029)          85,543
   Inventories...............         --         31,998          44,141              --           76,139
   Prepaid expenses..........        304            663           4,575              --            5,542
                                --------    -----------      ----------      ----------       ----------
     Total current assets....     35,167         61,761         128,401          (2,029)         223,300

   Intercompany investment...    218,143             --              --        (218,143)              --
   Investments in
    unconsolidated entities..      1,108            229           6,529              --            7,866
   Intercompany note
    receivables..............    221,130          2,674           1,441        (225,245)              --
   Property and equipment--
    at cost:
     Land and buildings......         --          3,174           9,914              --           13,088
     Aircraft and equipment..      3,642        145,648         407,028              --          556,318
                                --------    -----------      ----------       ---------        ---------
                                   3,642        148,822         416,942              --          569,406
   Less:  Accumulated
    depreciation and
    amortization.............     (2,657)       (65,050)        (30,560)             --          (98,267)
                                --------    -----------     -----------       ---------        ---------
                                     985         83,772         386,382              --          471,139
   Other assets..............     13,447         19,781             368             110           33,706
                                --------    -----------     -----------       ---------        ---------

                                $489,980    $   168,217     $   523,121       $(445,307)       $ 736,011
                                ========    ===========     ===========       =========        =========

LIABILITIES AND
---------------
STOCKHOLDERS' INVESTMENT
------------------------
 Current liabilities:
   Accounts payable..........   $     46    $    4,389      $    26,589       $      --        $  31,024
   Accrued liabilities.......      6,027         8,818           30,037          (2,270)          42,612
   Deferred taxes............         --            --           18,335              --           18,335
   Current maturities of
    long-term debt...........      2,569            --            6,124              --            8,693
                                --------    ----------      -----------       ---------        ---------
      Total current
       liabilities...........      8,642        13,207           81,085          (2,270)         100,664

   Long-term debt, less
    current maturities.......    195,374            --           56,186              --          251,560
   Intercompany notes payable      2,500            --          222,505        (225,005)              --
   Deferred credits..........         --            --              594              --              594
   Deferred taxes............     (4,077)       27,730           69,802              --           93,455
   Minority interest.........      9,853            --               --              --            9,853

   Stockholders' investment:
     Common stock............        219         4,048            1,384          (5,432)             219
     Additional paid in
      capital................    123,061        58,318           19,071         (77,389)         123,061
     Retained earnings.......    152,194        64,914           72,394        (137,308)         152,194
     Cumulative translation
      adjustment.............      2,214            --              100           2,097            4,411
                                --------     ---------      -----------       ---------         --------
                                 277,688       127,280           92,949        (218,032)         279,885
                                --------     ---------      -----------       ---------         --------
                                $489,980     $ 168,217      $   523,121       $(445,307)        $736,011
                                ========     =========      ===========       =========         ========


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

           Supplemental Condensed Consolidating Statement of Income

                      Twelve Months Ended March 31, 1998

                                              Parent                        Non-
                                             Company      Guarantor       Guarantor
                                              Only      Subsidiaries    Subsidiaries       Eliminations      Consolidated
                                             -------    ------------    ------------       ------------      ------------
GROSS REVENUE
Operating revenue.........................   $    20       $141,179         $285,694        $     --            $426,893
Intercompany revenue......................       280         10,345              308         (10,933)                 --
Gain (loss) on disposal of equipment......        --           (439)             201              --                (238)
                                             -------       --------         --------        --------            --------
                                                 300        151,085          286,203         (10,933)            426,655
OPERATING EXPENSES
Direct cost...............................         7        112,246          199,388              --             311,641
Intercompany expense......................        --            243           10,690         (10,933)                 --
Depreciation and amortization.............       589          8,949           22,702              --              32,240
General and administrative................     5,632          5,289           15,389              --              26,310
                                             -------       --------         --------        --------            --------
                                               6,228        126,727          248,169         (10,933)            370,191
                                             -------       --------         --------        --------            --------

OPERATING INCOME..........................    (5,928)        24,358           38,034              --              56,464
Earnings from unconsolidated entities.....    27,185             --            7,207         (27,187)              7,205
Interest income...........................    20,288            282            1,314         (18,903)              2,981
Interest expense..........................     7,419             --           32,020         (18,903)             20,536
                                             -------       --------         --------        --------            --------

INCOME FROM CONTINUING
   OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES.......................    34,126         24,640           14,535         (27,187)             46,114
Allocation of consolidated income taxes...     1,809          8,028            3,996              --              13,833
Minority interest.........................    (1,016)            --              (11)             --              (1,027)
                                             -------       --------         --------        --------            --------

INCOME FROM CONTINUING
   OPERATIONS.............................    31,301         16,612           10,528         (27,187)             31,254
Discontinued operations:
   Income (loss) from CPS operations......       107             --               47              --                 154
                                             -------       --------         --------        --------            --------

NET INCOME................................   $31,408       $ 16,612         $ 10,575        $(27,187)           $ 31,408
                                             =======       ========         ========        ========            ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          Supplemental Condensed Consolidating Statement of Cash Flows

                      Twelve Months Ended  March 31, 1998

                                                          Parent                       Non-
                                                         Company       Guarantor     Guarantor
                                                          Only       Subsidiaries    Subsidiaries      Eliminations   Consolidated
                                                        --------     ------------    ------------      ------------   ------------
Net cash provided by operating activities...........    $(93,486)      $ 27,903       $  49,389          $ 85,140       $ 68,946
                                                        --------       --------       ---------          --------       --------

Cash flows from investing activities:
       Capital expenditures.........................        (155)       (27,706)        (42,604)               --        (70,465)
       Proceeds from asset dispositions.............          --          1,450           9,513                --         10,963
       Cash received from CPS disposal..............          --             --           5,700                --          5,700
       Acquisitions, net of cash received...........          --             --            (353)               --           (353)
                                                        --------       --------       ---------          --------       --------

Net cash used in investing activities...............        (155)       (26,256)        (27,744)               --        (54,155)
                                                        --------       --------       ---------          --------       --------

Cash flows from financing activities:
       Proceeds from borrowings.....................      98,723             --         109,955           (85,140)       123,538
       Repayment of debt............................          --             --        (120,519)               --       (120,519)
       Issuance of common stock.....................       7,723             --              --                --          7,723
                                                        --------       --------       ---------          --------       --------
Net cash provided by (used in) financing
       activities...................................     106,446              -         (10,564)          (85,140)        10,742
                                                        --------       --------       ---------          --------       --------

Effect of exchange rate changes in cash.............          --             --             714                --            714
                                                        --------       --------       ---------          --------       --------

Net increase in cash and cash equivalents...........      12,805          1,647          11,795                --         26,247

Cash and cash equivalents at beginning of period....      21,459          3,545           4,825                --         29,829
                                                        --------       --------        --------          --------       --------

Cash and cash equivalents at end of period..........    $ 34,264       $  5,192        $ 16,620          $     --       $ 56,076
                                                        ========       ========        ========          ========       ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1997


                                          Parent                                 Non-
                                        Company           Guarantor            Guarantor
                                          Only          Subsidiaries         Subsidiaries      Eliminations   Consolidated
                                        --------        ------------         ------------      ------------   ------------
ASSETS
-----
  Current assets:
    Cash and cash equivalents........    $ 21,459        $  3,545             $  4,825           $      --       $ 29,829
    Accounts receivable..............       1,383          19,987               69,762              (2,864)        88,268
    Inventories  ....................          --          25,258               45,569                  --         70,827
    Net assets of discontinued
     operations......................          --              --                6,686                  --          6,686
    Prepaid expenses.................         335             518                   34                  --            887
                                         --------        --------             --------           ---------       --------
       Total current assets..........      23,177          49,308              126,876              (2,864)       196,497

    Intercompany investment..........     170,612              --                   --            (170,612)            --
    Investments in
     unconsolidated entities.........       1,109             229                7,912                  --          9,250
    Intercompany note
     receivables.....................     139,058              --                  --             (139,058)            --
  Property and equipment--at cost:
     Land and buildings..............         --            2,983              10,192                   --         13,175
     Aircraft and equipment..........      3,486          122,593             371,593                   --        497,672
                                        --------         --------            --------            ---------       --------
                                           3,486          125,576             381,785                  --         510,847

  Less:  Accumulated
   depreciation
   and amortization..................     (2,533)         (60,625)            (11,307)                 --         (74,465)
                                        --------         --------            --------           ---------        --------
                                             953           64,951             370,478                 --          436,382

  Other assets.......................     10,537           21,106                 330                111           32,084
                                        --------         --------            --------           ---------        --------

                                        $345,446         $135,594            $505,596           $(312,423)       $674,213
                                        ========         ========            ========           =========        ========

LIABILITIES AND
 STOCKHOLDERS' INVESTMENT
-----------------------------
  Current liabilities:

  Accounts payable...................   $    151         $  4,051            $ 26,964           $      --        $ 31,166
  Accrued liabilities................      6,367            6,577              27,512              (1,864)         38,592
  Deferred taxes.....................         --               --              17,968                  --          17,968
  Current maturities of
    long-term debt...................        --               --               51,240                  --          51,240
                                        --------         --------            --------           ---------        --------
    Total current liabilities........      6,518           10,628             123,684              (1,864)        138,966

  Long-term debt, less
   current maturities................     98,000               --             101,631                  --         199,631
  Intercompany notes payable.........      1,000              111             139,594            (140,705)             --
  Deferred credits...................         --               --                 622                  --             622
  Deferred taxes.....................     (4,971)          19,696              76,720                  --          91,445
  Minority interest..................      8,643               --                  --                  --           8,643

Stockholders' investment:
   Common stock......................        211            1,041               3,796              (4,837)            211
   Additional paid in capital........    115,346           24,269              17,745             (42,014)        115,346
   Retained earnings.................    120,786           79,849              41,787            (121,636)        120,786
   Cumulative translation
    adjustment.......................        (87)              --                  17              (1,367)         (1,437)
                                        --------         --------            --------           ---------        --------
                                         236,256          105,159              63,345            (169,854)        234,906
                                        --------         --------            --------           ---------        --------
                                        $345,446         $135,594            $505,596           $(312,423)       $674,213
                                        ========         ========            ========           =========        ========


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            Supplemental Condensed Consolidating Statement of Income

                        Nine Months Ended March 31, 1997



                                                 Parent                        Non-
                                                Company        Guarantor     Guarantor
                                                 Only         Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                              -----------     ------------  ------------  ------------   ------------
GROSS REVENUE
Operating revenue.........................      $    18         $83,440       $83,670        $     --      $167,128
Intercompany revenue......................          105           7,463             3          (7,571)           --
Gain (loss) on disposal of equipment......           20           1,090           112              --         1,222
                                                -------         -------       -------        --------      --------
                                                    143          91,993        83,785          (7,571)      168,350
OPERATING EXPENSES
Direct cost...............................           (1)         65,762        53,345              --       119,106
Intercompany expense......................           --               3         7,568          (7,571)           --
Depreciation and amortization.............           90           5,849         6,685              --        12,624
General and administrative................        3,110           3,839         4,457              --        11,406
                                                -------         -------       -------        --------      --------
                                                  3,199          75,453        72,055          (7,571)      143,136
                                                -------         -------       -------        --------      --------

OPERATING INCOME..........................       (3,056)         16,540        11,730              --        25,214
Earnings from unconsolidated entities.....       16,841              --         2,784         (17,023)        2,602
Interest income...........................        6,025             238         1,478          (4,441)        3,300
Interest expense..........................        1,734              23         8,212          (4,441)        5,528
                                                -------         -------       -------        --------      --------

INCOME FROM CONTINUING
   OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES.......................       18,076          16,755         7,780         (17,023)       25,588
Allocation of consolidated income taxes...          170           5,404         2,101              --         7,675
Minority interest.........................         (281)             --            (7)             --          (288)
INCOME FROM CONTINUING
   OPERATIONS.............................       17,625          11,351         5,672         (17,023)       17,625
Discontinued operations:

   Income (loss) from CPS operations......         (393)             --          (890)            890          (393)
                                                -------         -------       -------        --------      --------
NET INCOME................................      $17,232         $11,351       $ 4,782        $(16,133)     $ 17,232
                                                =======         =======       =======        =========     ========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          Supplemental Condensed Consolidating Statement of Cash Flows

                        Nine Months Ended March 31, 1997



                                                          Parent                     Non-
                                                         Company       Guarantor    Guarantor
                                                           Only      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                      -------------  ------------  ------------  ------------  ------------
Net cash provided by operating activities..........     $   9,120      $ 4,598      $  1,319      $   934      $  15,971
                                                        ---------      -------      --------      -------      ---------

Cash flows from investing activities:
   Capital expenditures............................           (30)      (7,108)       (2,968)          --        (10,106)
   Proceeds from asset dispositions................            20        1,599         4,407           --          6,026
   Bristow investment..............................      (109,286)          --       (46,165)          --       (155,451)
   Acquisitions, net of cash received..............            --           --        (1,675)          --         (1,675)
   Proceeds from maturity of
      marketable securities........................         5,000           --        15,001           --         20,001
                                                        ---------      -------      --------      -------      ---------
Net cash used in investing activities..............      (104,296)      (5,509)      (31,400)          --       (141,205)
                                                        ---------      -------      --------      -------      ---------

Cash flows from financing activities:
   Proceeds from borrowings........................        89,094           --         8,542       (1,000)        96,636
   Repayment of debt...............................            --           --          (434)          --           (434)
   Issuance of common stock........................         1,899           --            --           --          1,899
                                                        ---------      -------      --------      -------      ---------

Net cash provided by (used in) financing
   activities......................................        90,993           --         8,108       (1,000)        98,101
                                                        ---------      -------      --------      -------      ---------

Effect of exchange rate changes in cash............            --           --            23           --             23
                                                        ---------      -------      --------      -------      ---------

Net decrease in cash and cash equivalents..........        (4,183)        (911)      (21,950)         (66)       (27,110)

Cash and cash equivalents at beginning of period...        25,642        4,456        26,775           66         56,939
                                                        ---------      -------      --------      -------      ---------

Cash and cash equivalents at end of period.........     $  21,459      $ 3,545      $  4,825      $    --      $  29,829
                                                        =========      =======      ========      =======      =========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            Supplemental Condensed Consolidating Statement of Income

                       Twelve Months Ended June 30, 1996



                                                    Parent                         Non-
                                                   Company       Guarantor       Guarantor
                                                    Only       Subsidiaries     Subsidiaries  Eliminations   Consolidated
                                               -------------  --------------   -------------  ------------   ------------
GROSS REVENUE
Operating revenue.........................         $    18        $101,762        $15,509      $     --        $117,289
Intercompany revenue......................             124           7,714             --        (7,838)             --
Gain (loss) on disposal of equipment......              --            (446)            --            --            (446)
                                                   -------        --------        -------      --------        --------
                                                       142         109,030         15,509        (7,838)        116,843

OPERATING EXPENSES
Direct cost...............................             (14)         83,674          2,033            --          85,693
Intercompany expense......................              --              --          7,838        (7,838)             --
Depreciation and amortization.............             119           7,663            767            --           8,549
General and administrative................           3,614           5,516            105            --           9,235
                                                   -------        --------        -------      --------        --------
                                                     3,719          96,853         10,743        (7,838)        103,477
                                                   -------        --------        -------      --------        --------


OPERATING INCOME..........................          (3,577)         12,177          4,766            --          13,366
Earnings from unconsolidated entities.....          16,286              --          4,056       (16,286)          4,056
Interest income...........................           1,762             230          2,168          (135)          4,025
Interest expense..........................             298             137             --          (135)            300
                                                   -------        --------        -------      --------        --------

INCOME FROM CONTINUING
   OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES.......................          14,173          12,270         10,990       (16,286)         21,147
Allocation of consolidated income taxes...            (851)          3,987          2,987            --           6,123
                                                   -------        --------        -------      --------        --------

INCOME FROM CONTINUING
   OPERATIONS.............................          15,024           8,283          8,003       (16,286)         15,024
Discontinued operations:
   Income (loss) from CPS operations......             252              --           (143)          143             252
                                                   -------        --------        -------      --------        --------

NET INCOME................................         $15,276        $  8,283        $ 7,860      $(16,143)       $ 15,276
                                                   =======        ========        =======      ========        ========


                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          Supplemental Condensed Consolidating Statement of Cash Flows

                       Twelve Months Ended June 30, 1996

                                                      Parent                      Non-
                                                     Company     Guarantor      Guarantor
                                                      Only      Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                   -----------  ------------   ------------  ------------   ------------
Net cash provided by operating activities........    $  5,398     $   7,760      $  9,572      $    66         $ 22,796

Cash flows from investing activities:
   Capital expenditures..........................          --        (7,360)       (5,175)          --          (12,535)
   Proceeds from asset dispositions..............          --           128            57           --              185
   Investments in marketable securities..........      (2,988)           --        (8,964)          --          (11,952)
   Proceeds from maturity of
      marketable securities......................       2,997            --         8,991           --           11,988
                                                     --------     ---------      --------      -------         --------
Net cash provided by (used in) investing
      activities.................................           9        (7,232)       (5,091)          --          (12,314)
Cash flows from financing activities:
   Repayment of debt.............................      (2,000)           --            --           --           (2,000)
   Issuance of common stock......................         556            --            --           --              556
                                                     --------     ---------      --------      -------         --------
Net cash provided by (used in) financing
   activities....................................      (1,444)           --            --           --           (1,444)
                                                     --------     ---------      --------      -------         --------

Net increase in cash and cash equivalents........       3,963           528         4,481           66            9,038

Cash and cash equivalents at beginning of year...      21,679         3,928        22,294           --           47,901
                                                     --------     ---------      --------      -------         --------

Cash and cash equivalents at end of year             $ 25,642     $   4,456      $ 26,775      $    66         $ 56,939
                                                     ========     =========      ========      =======         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       None


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   There is incorporated by reference herein the information under the caption "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 29, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

   There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 29, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is incorporated by reference herein the information under the captions "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 29, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 29, 1998.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.     Financial Statements --

           Report of Independent Public Accountants
           Consolidated Balance Sheet -- March 31, 1998 and March 31, 1997 Consolidated Statement of Income for the twelve months ended
             March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996
           Consolidated Statement of Stockholders' Investment for the twelve months ended March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996
           Consolidated Statement of Cash Flows for the twelve months ended
             March 31, 1998, the nine months ended March 31, 1997 and the twelve months ended June 30, 1996
           Notes to Consolidated Financial Statements

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

                                                     INCORPORATED
                                                    BY REFERENCE TO
                                                    REGISTRATION OR     FORM OR                   EXHIBIT
                       EXHIBITS                       FILE NUMBER        REPORT       DATE         NUMBER
                       --------                     ---------------     -------       ----        -------
(3)   Articles of Incorporation and By-laws
      (1)  Delaware Certificate of Incorporation         0-5232           10-K      June 1989      3(10)
      (2)  Agreement and Plan of Merger dated De-        0-5232           10-K      June 1989      3(11)
           cember 29, 1987
      (3)  Certificate of Merger dated December 29,      0-5232           10-K      June 1990      3(3)
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

                                                           INCORPORATED BY
                                                             REFERENCE TO
                                                           REGISTRATION OR      FORM OR                      EXHIBIT
                      EXHIBITS                               FILE NUMBER         REPORT          DATE        NUMBER
                      --------                               -----------         ------          ----        ------
(4)   (4)  Indenture, dated as of January 27,                 333-48803           S-4          March 1998      4.1
           1998, among the Company, the Guarantors
           and State Street Bank and Trust Company

      (5)  Registration Rights Agreement, dated               333-48803           S-4          March 1998      4.2
           as of January 22, 1998, among the
           Company, the Guarantors and Jefferies
           & Company, Inc.

(10)  Material Contracts
      (1)  Employee Incentive Award Plan *                       0-5232          10-K          June 1981       10(5)
      (2)  Executive Welfare Benefit Agreement,                 33-9596           S-4          Dec. 1986       10(ww)
           similar agreement omitted pursuant to
           Instruction 2 to Item 601 of Regulation
           S-K *
      (3)  Executive Welfare Benefit Agreement,                 33-9596           S-4          Dec. 1986       10(xx)
           similar agreements are omitted pursuant
           to Instruction 2 to Item 601 of
           Regulation S-K *
      (4)  Offshore Logistics, Inc. 1989 Incentive               0-5232          10-K          June 1990       (28)
           Plan *
      (5)  Offshore Logistics, Inc. 1991                        33-50946          S-8          Aug. 1992       4.1
           Non-qualified Stock Option Plan for
           Non-employee Directors *
      (6)  Agreement and Plan of Merger dated as                33-79968          S-4          Aug. 1994       2(1)
           of June 1, 1994, as amended
      (7)  Shareholders Agreement dated as of                   33-79968          S-4          Aug. 1994       2(2)
           June 1, 1994
      (8)  Proposed Form of Non-competition                     33-79968          S-4          Aug. 1994       2(3)
           Agreement with Individual
           Shareholders
      (9)  Proposed Form of Joint Venture                       33-79968          S-4          Aug. 1994       2(4)
           Agreement
      (10) Offshore Logistics, Inc. 1994 Long-                  33-87450          S-8          Dec. 1994       84
           Term Management Incentive Plan*
      (11) Offshore Logistics, Inc. Annual                       0-5232          10-K          June 1995       10(20)
           Incentive Compensation Plan*
      (12) Indemnity Agreement, similar                          0-5232          10-K          March 1997      10(14)
           agreements with other directors of
           the Company are omitted pursuant to
           Instruction 2 to Item 601 of
           Regulation S-K.
      (13) Master Agreement dated December 12,                   0-5232           8-K          Dec. 1996       2(1)
           1996
      (14) Change of Control Agreement between                   0-5323          10-Q         Sept. 1997       10(1)
           the Company and George M. Small.
           Substantially identical contracts with
           five other officers are omitted pursuant
           to Item 601 of Regulation S-K Instructions. *

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


(23)  Consent of Independent Public Accountants

(27)  Financial Data Schedule

(b)   Reports on Form 8-K

   The Company filed a Form 8-K dated March 27, 1998.   Information reported was
   under Item 5 - Other Events related to the announcement of two long-term contracts awarded to the Company's affiliate, Bristow Helicopters, Ltd., by Shell U.K. Exploration and Production.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OFFSHORE LOGISTICS, INC.

                                   By: /s/ DRURY A. MILKE
                                      ---------------------------
                                              Drury A. Milke
                                     Vice President - Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
June 26, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             /s/ P.N. BUCKLEY
       ________________________________
               Peter N. Buckley                              Director                   June 26, 1998

          /s/ J.H. CARTWRIGHT
       ________________________________
            Jonathan H. Cartwright                           Director                   June 26, 1998


            /s/ LOUIS F. CRANE
       ________________________________
                Louis F. Crane                  Chairman of the Board and Director      June 26, 1998

           /s/ DAVID M. JOHNSON
       _________________________________
               David M. Johnson                              Director                   June 26, 1998

           /s/ KENNETH M. JONES
       _________________________________
               Kenneth M. Jones                              Director                   June 26, 1998

            /s/ HARRY C. SAGER
       _________________________________
                Harry C. Sager                               Director                   June 26, 1998

            /s/ GEORGE M. SMALL
       _________________________________
                George M. Small                      President and Director             June 26, 1998

              /s/ HOWARD WOLF
       _________________________________
                  Howard Wolf                                Director                   June 26, 1998
