Form 10-Q
period 1998-06-30
OFFSHORE LOGISTICS INC
filed 1998-08-12
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                        For the quarterly period ended June 30, 1998

                 |_| Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                    For the transition period _____ to _____

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1998.

                  21,856,921 shares of Common Stock, $.01 par value

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
                (thousands of dollars, except per share amounts)

                                                         Three Months Ended
                                                              June 30,
                                                        -------------------
                                                           1998       1997
                                                        --------   --------
GROSS REVENUE
Operating revenue...................................... $117,273   $100,211
Gain (loss) on disposal of equipment...................      280       (230)
                                                        --------   --------
                                                         117,553     99,981
OPERATING EXPENSES
Direct cost............................................   89,969     72,455
Depreciation and amortization..........................    8,478      8,029
General and administrative.............................    6,284      6,542
                                                        --------   --------
                                                         104,731     87,026

OPERATING INCOME.......................................   12,822     12,955

Earnings from unconsolidated entities..................    1,100      1,001
Interest income........................................      889        878
Interest expense.......................................    5,013      5,070
                                                        --------   --------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES......................    9,798      9,764

Provision for income taxes.............................    2,939      2,929
Minority interest......................................     (306)      (242)
                                                        --------   --------

INCOME FROM CONTINUING OPERATIONS......................    6,553      6,593

Discontinued operations:
   Income (Loss) from CPS operations...................       --        (15)
                                                        --------   --------
NET INCOME............................................. $  6,553   $  6,578
                                                        ========   ========

BASIC:
Income per common share:
   Continuing operations............................... $   0.30   $   0.31
   Discontinued operations.............................       --         --
                                                        --------   --------
Net income per common share............................ $   0.30   $   0.31
                                                        ========   ========

DILUTED:
Income per common share:
   Continuing operations............................... $   0.29   $   0.29
   Discontinued operations.............................       --         --
                                                        --------   --------
Net income per common share............................ $   0.29   $   0.29
                                                        ========   ========

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (thousands of dollars)

                                                         June 30,  March 31,
                                                           1998      1998
                                                        ---------  --------
ASSETS
Current Assets:
   Cash and cash equivalents............................$  49,061  $ 56,076
   Accounts receivable..................................   90,450    85,543
   Inventories..........................................   79,368    76,139
   Prepaid expenses.....................................    4,167     5,542
                                                        ---------  --------
     Total current assets...............................  223,046   223,300

Investments in unconsolidated entities..................   11,284     7,866
Property and equipment - at cost:
   Land and buildings...................................   12,782    13,088
   Aircraft and equipment...............................  567,158   556,318
                                                        ---------  --------
                                                          579,940   569,406
Less:  accumulated depreciation and amortization........ (105,819)  (98,267)
                                                        ---------  --------
                                                          474,121   471,139
Other assets............................................   33,299    33,706
                                                        ---------  --------
                                                        $ 741,750  $736,011
                                                        =========  ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable.....................................$  30,639  $ 31,024
   Accrued liabilities..................................   44,118    42,612
   Deferred taxes.......................................   18,294    18,335
   Current maturities of long-term debt.................    9,491     8,693
                                                        ---------  --------
     Total current liabilities..........................  102,542   100,664

Long-term debt, less current maturities.................  247,392   251,560
Deferred credits........................................    2,000       594
Deferred taxes..........................................   93,799    93,455
Minority interest.......................................   10,128     9,853

Stockholders' Investment:
   Common Stock, $.01 par value, authorized
     35,000,000 shares; outstanding 21,856,921 and
     21,854,921 at June 30 and March 31, respectively
     (exclusive of 517,550 treasury shares).............      219       219
   Additional paid-in capital...........................  123,100   123,061
   Retained earnings....................................  158,747   152,194
   Cumulative translation adjustment....................    3,823     4,411
                                                        ---------  --------
                                                          285,889   279,885
                                                        ---------  --------
                                                        $ 741,750  $736,011
                                                        =========  ========

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                             (thousands of dollars)

                                                         Three Months Ended
                                                               June 30,
                                                         -------------------
                                                           1998       1997
                                                         ---------  --------
Cash flows from operating activities:
   Net income...........................................$   6,553  $  6,578
Adjustments to reconcile net income to cash
provided by used in operating activities:
   Depreciation and amortization........................    8,479     8,028
   Increase in deferred taxes...........................      505     1,976
   (Gain) loss on asset dispositions....................     (280)      230
   Equity in earnings from unconsolidated entities
     (over) under dividends received....................     (503)       40
   Minority interest in earnings........................      306       242
   Discontinued operations..............................       --        15
   Increase in accounts receivable......................   (4,990)  (21,797)
   Increase in inventories..............................   (3,330)   (1,754)
   Increase in prepaid expenses and other...............   (1,518)     (182)
   Increase (decrease) in accounts payable..............     (324)    1,828
   Increase (decrease) in accrued liabilities...........    1,799    (2,685)
   Increase in deferred credits.........................    1,406     1,753
                                                        ---------  --------
Net cash provided by (used in) operating activities.....    8,103    (5,728)
                                                        ---------  --------
Cash flows from investing activities:
   Capital expenditures.................................  (12,586)  (37,839)
   Proceeds from asset dispositions.....................      788       527
                                                        ---------  --------
Net cash used in investing activities...................  (11,798)  (37,312)
                                                        ---------  --------
Cash flows from financing activities:
   Proceeds from borrowings.............................       --    27,746
   Repayment of debt....................................   (3,012)     (506)
   Issuance of common stock.............................       39     1,357
                                                        ---------  --------
Net cash provided by (used in) financing activities.....   (2,973)   28,597
                                                        ---------  --------

Effect of exchange rate changes in cash.................     (347)       16
                                                        ---------  --------
Net decrease in cash and cash equivalents...............   (7,015)  (14,427)
Cash and cash equivalents at beginning of period........   56,076    29,829
                                                        ---------  --------

Cash and cash equivalents at end of quarter.............$  49,061  $ 15,402
                                                        =========  ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest.............................................$   5,339  $  6,159
   Income taxes.........................................      676       193


                                        4

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998

NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year period March 31, 1998.

NOTE B - Earnings per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share.

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the three months ended June 30, 1998 and 1997 were determined on the assumptions that the convertible debt was converted on April 1, 1997. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted income from continuing operations per share:

                                                        Three Months Ended
                                                             June 30,
                                                        --------------------
                                                           1998        1997
Income from Continuing Operations
     (thousands of dollars):
   Income available to common stockholders.........   $    6,553    $   6,593
   Interest on convertible debt, net of taxes......        1,029        1,029
                                                      ----------    ---------
   Income available to common stockholders,
      plus assumed conversions.....................   $    7,582    $   7,622
                                                      ==========    =========

Shares:
   Weighted average number of common
     shares outstanding............................   21,856,459   21,102,611
   Options.........................................      173,016      433,902
   Convertible debt................................    4,286,520    4,286,520
                                                      ----------  -----------
   Weighted average number of common shares
     outstanding, plus assumed conversions.........   26,315,995   25,823,033
                                                      ==========  ===========

Income from Continuing Operations:
   Basic earnings per share........................   $     0.30   $     0.31
                                                      ==========  ===========
   Diluted earnings per share......................   $     0.29   $     0.29
                                                      ==========  ===========

                                        5

NOTE C - Commitments and Contingencies

      On August 6, 1997, the domestic pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and it is not certain how long this process may take. During the three months ended June 30, 1998, $28.7 million of operating revenues were from the Company's domestic helicopter operations. The Company does not believe that the result of these organizing efforts will place it at a competitive disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

NOTE D - Comprehensive Income

      In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                           Three Months Ended
                                                                 June 30,
                                                           ------------------
                                                             1998     1997
                                                           -------   ------
Net Income...............................................  $ 6,553   $6,578
Other Comprehensive Income:
   Currency translation adjustment.......................     (588)   2,725
                                                           -------   ------
Comprehensive Income.....................................  $ 5,965   $9,303
                                                           =======   ======


NOTE E - Derivative Financial Instruments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company has not yet quantified the impacts on its financial statements that may result from adoption of SFAS No. 133, which is required no later than April 1, 2000.

NOTE F - Supplemental Condensed Consolidating Financial Information

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

      During fiscal 1998, the Company formed a new wholly owned subsidiary and contributed the Company's operating assets, separate from its investment in its subsidiaries, to the newly formed subsidiary. The subsidiary is a Guarantor Subsidiary. For purposes of the historical supplemental financial information, the Company has presented the aforementioned operating assets and related operating results together with the operating assets and results of other Guarantor Subsidiaries.

      The allocation of the consolidated income tax provision was made using the with and without allocation method.

               Supplemental Condensed Consolidating Balance Sheet

                                  June 30, 1998

                                         Parent                          Non-
                                        Company      Guarantor        Guarantor
                                         Only       Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ---------    ------------   -------------  ------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents..........$   25,464     $    6,839      $   16,758    $       --      $   49,061
    Accounts receivable................     1,217         24,154          68,089        (3,010)         90,450
    Inventories........................        --         35,531          43,837            --          79,368
    Prepaid expenses...................       260            491           3,416            --           4,167
                                       ----------     ----------      ----------    ----------      ----------
      Total current assets.............    26,941         67,015         132,100        (3,010)        223,046

  Intercompany investment..............   228,877             --              --      (228,877)             --
  Investments in unconsolidated
     entities..........................     1,108            229           9,947           --           11,284
  Intercompany note receivables........   231,307          2,523          (3,094)     (230,736)             --

  Property and equipment--at cost:
    Land and buildings.................        --          3,182           9,600            --          12,782
    Aircraft and equipment.............     3,627        148,675         414,856            --         567,158
                                       ----------     ----------      ----------    ----------      ----------
                                            3,627        151,857         424,456            --         579,940
  Less:  Accumulated depreciation
      and amortization.................    (2,678)       (66,918)        (36,223)           --        (105,819)
                                       ----------     ----------      ----------    ----------      ----------
                                              949         84,939         388,233            --         474,121
  Other assets.........................    13,495         19,363             330           111          33,299
                                       ----------     ----------      ----------    ----------      ----------
                                       $  502,677     $  174,069      $  527,516    $ (462,512)     $  741,750
                                       ==========     ==========      ==========    ==========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
    Accounts payable...................$       63     $    4,406      $   26,170    $       --      $   30,639
    Accrued liabilities................     6,688         10,356          30,355        (3,281)         44,118
    Deferred taxes.....................        --             --          18,294            --          18,294
    Current maturities of
          long-term debt...............        --             --           9,491            --           9,491
                                       ----------     ----------      ----------    ----------      ----------
     Total current liabilities.........     6,751         14,762          84,310        (3,281)        102,542

  Long-term debt, less current
     maturities........................   198,000             --          49,392            --         247,392
  Intercompany notes payable...........     2,500             --         227,965      (230,465)             --
  Deferred credits.....................        --             --           2,000            --           2,000
  Deferred taxes.......................    (2,805)        28,339          68,265            --          93,799
  Minority interest....................    10,128             --              --            --          10,128

  Stockholders' investment:
    Common stock.......................       219          4,048           1,384        (5,432)            219
    Additional paid in capital.........   123,100         58,318          18,923       (77,241)        123,100
    Retained earnings..................   158,748         68,602          79,194      (147,797)        158,747
    Cumulative translation adjustment..     6,036             --          (3,917)        1,704           3,823
                                       ----------     ----------      ----------    ----------      ----------
                                          288,103        130,968          95,584      (228,766)        285,889
                                       ----------     ----------      ----------    ----------      ----------
                                       $  502,677     $  174,069      $  527,516    $ (462,512)     $  741,750
                                       ==========     ==========      ==========    ==========      ==========


            Supplemental Condensed Consolidating Statement of Income

                        Three Months Ended June 30, 1998

                                         Parent                          Non-
                                        Company       Guarantor       Guarantor
                                         Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ---------     ------------    ------------  ------------    ------------
GROSS REVENUE
Operating revenue......................$        3    $    36,381      $ 80,889      $       --      $  117,273
Intercompany revenue...................        --          2,516            51          (2,567)             --
Gain on disposal of equipment..........         3             84           193              --             280
                                       ----------    -----------      --------      ----------      ----------
                                                6         38,981        81,133          (2,567)        117,553
OPERATING EXPENSES
Direct cost  ..........................         2         31,048        58,919              --          89,969
Intercompany expense...................        --             51         2,516          (2,567)             --
Depreciation and amortization..........        38          2,425         6,015              --           8,478
General and administrative.............     1,292          1,484         3,508              --           6,284
                                       ----------    -----------      --------      ----------      ----------
                                            1,332         35,008        70,958          (2,567)        104,731
                                       ----------    -----------      --------      ----------      ----------

OPERATING INCOME.......................    (1,326)         3,973        10,175              --          12,822

Earnings from unconsolidated entities..     5,456             --         1,104          (5,460)          1,100
Interest income........................     6,895             90           292          (6,388)            889
Interest expense.......................     3,672             --         7,729          (6,388)          5,013
                                       ----------    -----------      --------      ----------      ----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES..................     7,353          4,063         3,842          (5,460)          9,798
Allocation of consolidated income taxes       506          1,369         1,064              --           2,939
Minority interest......................      (294)            --           (12)             --            (306)
                                       ----------    -----------      --------      ----------      ----------

NET INCOME.............................$    6,553    $     2,694      $  2,766      $   (5,460)      $   6,553
                                       ==========    ===========      ========      ==========      ==========


            Supplemental Condensed Consolidating Statement of Cash Flows

                          Three Months Ended June 30, 1998

                                           Parent                       Non-
                                          Company     Guarantor       Guarantor
                                           Only      Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                         ---------   ------------    ------------  ------------    ------------
Net cash provided by (used in)
     operating activities...............$   (8,847)   $   4,799       $ 12,151       $      --       $   8,103
                                        ----------    ---------       --------       ---------       ---------

Cash flows from investing activities:
     Capital expenditures...............        --       (3,295)        (9,291)             --         (12,586)
     Proceeds from asset dispositions...         8          143            637              --             788
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by (used in)
     investing activities...............         8       (3,152)        (8,654)             --         (11,798)
                                        ----------    ---------       --------       ---------       ---------

Cash flows from financing activities:
     Repayment of debt..................        --           --         (3,012)             --          (3,012)
     Issuance of common stock...........        39           --             --              --              39
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by (used in)
     financing activities...............        39           --         (3,012)             --          (2,973)
                                        ----------    ---------       --------       ---------       ---------

Effect of exchange rate changes in cash.        --           --           (347)             --            (347)
                                        ----------    ---------       --------       ---------       ---------

Net increase (decrease) in cash and
     cash equivalents...................    (8,800)       1,647            138              --          (7,015)

Cash and cash equivalents
     at beginning of period.............    34,264        5,192         16,620              --          56,076
                                        ----------    ---------       --------       ---------       ---------

Cash and cash equivalents
      at end of period..................$   25,464    $   6,839       $ 16,758       $      --       $  49,061
                                        ==========    =========       ========       =========       =========

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1998

                                         Parent                        Non-
                                        Company       Guarantor      Guarantor
                                         Only        Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                       ---------     ------------   ------------   ------------     ------------
ASSETS
  Current assets:
    Cash and cash equivalents..........$   34,264     $    5,192      $   16,620    $       --      $   56,076
    Accounts receivable................       599         23,908          63,065        (2,029)         85,543
    Inventories........................        --         31,998          44,141            --          76,139
    Prepaid expenses...................       304            663           4,575            --           5,542
                                       ----------     ----------      ----------    ----------      ----------
      Total current assets.............    35,167         61,761         128,401        (2,029)        223,300

  Intercompany investment..............   218,143             --              --      (218,143)             --
  Investments in unconsolidated entities    1,108            229           6,529           --            7,866
  Intercompany note receivables........   221,130          2,674           1,441      (225,245)             --

  Property and equipment--at cost:
    Land and buildings.................        --          3,174           9,914            --          13,088
    Aircraft and equipment.............     3,642        145,648         407,028            --         556,318
                                       ----------     ----------      ----------    ----------      ----------
                                            3,642        148,822         416,942            --         569,406
  Less:  Accumulated depreciation
      and amortization.................    (2,657)       (65,050)        (30,560)           --         (98,267)
                                       ----------     ----------      ----------    ----------      ----------
                                              985         83,772         386,382            --         471,139
  Other assets.........................    13,447         19,781             368           110          33,706
                                       ----------     ----------      ----------    ----------      ----------
                                       $  489,980     $  168,217      $  523,121    $ (445,307)     $  736,011
                                       ==========     ==========      ==========    ==========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
    Accounts payable...................$       46     $    4,389      $   26,589    $       --      $   31,024
    Accrued liabilities................     6,027          8,818          30,037        (2,270)         42,612
    Deferred taxes.....................        --             --          18,335            --          18,335
    Current maturities of
          long-term debt...............     2,569             --           6,124            --           8,693
                                       ----------     ----------      ----------    ----------      ----------
     Total current liabilities.........     8,642         13,207          81,085        (2,270)        100,664

  Long-term debt, less current
     maturities........................   195,374             --          56,186            --         251,560
  Intercompany notes payable...........     2,500             --         222,505      (225,005)             --
  Deferred credits.....................        --             --             594            --             594
  Deferred taxes.......................    (4,077)        27,730          69,802            --          93,455
  Minority interest....................     9,853             --              --            --           9,853

  Stockholders' investment:
    Common stock.......................       219          4,048           1,384        (5,432)            219
    Additional paid in capital.........   123,061         58,318          19,071       (77,389)        123,061
    Retained earnings..................   152,194         64,914          72,394      (137,308)        152,194
    Cumulative translation adjustment..     2,214             --             100         2,097           4,411
                                       ----------     ----------      ----------    ----------      ----------
                                          277,688        127,280          92,949      (218,032)        279,885
                                       ----------     ----------      ----------    ----------      ----------
                                       $  489,980     $  168,217      $  523,121    $ (445,307)     $  736,011
                                       ==========     ==========      ==========    ==========      ==========


            Supplemental Condensed Consolidating Statement of Income

                        Three Months Ended June 30, 1997

                                        Parent                          Non-
                                        Company        Guarantor     Guarantor
                                         Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ---------     ------------    ------------  ------------    ------------
GROSS REVENUE
Operating revenue......................$        5    $    33,712      $ 66,494      $       --      $  100,211
Intercompany revenue...................        --          2,467           142          (2,609)             --
Gain (loss) on disposal of equipment...        --           (176)          (54)             --            (230)
                                       ----------    -----------      --------      ----------      ----------
                                                5         36,003        66,582          (2,609)         99,981
OPERATING EXPENSES
Direct cost  ..........................         2         25,072        47,381              --          72,455
Intercompany expense...................        --             51         2,558          (2,609)             --
Depreciation and amortization..........       126          2,200         5,703              --           8,029
General and administrative.............     1,305          1,247         3,990              --           6,542
                                       ----------    -----------      --------      ----------      ----------
                                            1,433         28,570        59,632          (2,609)         87,026
                                       ----------    -----------      --------      ----------      ----------

OPERATING INCOME.......................    (1,428)         7,433         6,950              --          12,955

Earnings from unconsolidated entities..     5,747             --           994          (5,740)          1,001
Interest income........................     4,426             59           468          (4,075)            878
Interest expense.......................     1,519             --         7,626          (4,075)          5,070
                                       ----------    -----------      --------      ----------      ----------

INCOME FROM CONTINUING
     OPERATIONS BEFORE PROVISION
     FOR INCOME TAXES..................     7,226          7,492           786          (5,740)          9,764
Allocation of consolidated income taxes       381          2,394           154              --           2,929
Minority interest......................      (252)            --            10              --            (242)
                                       ----------    -----------      --------      ----------      ----------

INCOME FROM CONTINUING
     OPERATIONS........................     6,593          5,098           642          (5,740)          6,593
Discontinued operations:
     Income (loss) from CPS operations.        91             --          (218)            112             (15)
                                       ----------    -----------      --------      ----------      ----------

NET INCOME............................$     6,684    $     5,098     $     424     $    (5,628)    $     6,578
                                       ==========    ===========     ==========     ==========     ===========


             Supplemental Condensed Consolidating Statement of Cash Flows

                        Three Months Ended June 30, 1997

                                           Parent                        Non-
                                          Company     Guarantor       Guarantor
                                           Only      Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                         ---------   ------------    ------------  ------------    ------------
Net cash provided by (used in)
     operating activities.............  $  (17,914)   $   3,786       $  8,377       $      23       $  (5,728)
                                        ----------    ---------       --------       ---------       ---------

Cash flows from investing activities:
     Capital expenditures.............          --       (3,215)       (34,624)             --         (37,839)
     Proceeds from asset dispositions.          --           --            527              --             527
                                        ----------    ---------       --------       ---------       ---------
Net cash used in investing activities.          --       (3,215)       (34,097)             --         (37,312)
                                        ----------    ---------       --------       ---------       ---------

Cash flows from financing activities:
     Proceeds from borrowings.........          --           --         27,746              --          27,746
     Repayment of debt................          --           --           (506)             --            (506)
     Issuance of common stock.........       1,357           --             --              --           1,357
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by financing
     activities.......................       1,357          --          27,240              --          28,597
                                        ----------    ---------       --------       ---------       ---------

Effect of exchange rate changes in cash         --          --              16              --              16
                                        ----------    ---------       --------       ---------       ---------
Net increase (decrease) in
     cash and cash equivalents........     (16,557)         571          1,536              23         (14,427)

Cash and cash equivalents
     at beginning of period...........      21,459        3,545          4,825              --          29,829
                                        ----------    ---------       --------       ---------       ---------

Cash and cash equivalents
      at end of period................  $    4,902    $   4,116       $  6,361       $      23       $  15,402
                                        ==========    =========       ========       =========       =========


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

      A summary of operating results for the applicable periods is as follows (in thousands of dollars):

                                                      Three Months Ended
                                                           June 30,
                                                    --------------------
                                                      1998        1997
                                                    --------    --------
Gross revenue...................................... $117,553   $  99,981
Operating expenses.................................  104,731      87,026
                                                    --------   ---------

Operating income...................................   12,822      12,955

Earnings from unconsolidated entities..............    1,100       1,001
Interest income (expense), net.....................   (4,124)     (4,192)
                                                    --------   ---------

Income before provision for income taxes...........    9,798       9,764
Provision for income taxes.........................    2,939       2,929
Minority interest..................................     (306)       (242)
Discontinued operations............................       --         (15)
                                                    --------   ---------

Net income......................................... $  6,553   $   6,578
                                                    ========   =========


Results of Operations

Helicopter Activities

      Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico. Bristow also provides search and rescue work for the British Coast Guard. Air Log's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. Air Log has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). Air Log and Bristow also operate in various other international areas (including Australia, Brazil, China, Colombia, the Falklands, Mexico, Nigeria and
Trinidad). These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas.

The following table sets forth certain operating information from helicopter activities.

                                                  Three Months Ended
                                                       June 30,
                                                  ------------------
                                                    1998        1997
                                                  -------     -------
                                            (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Air Log.....................................    30,972      35,777
   Bristow.....................................    25,965      23,581
                                                  -------     -------
      Total Helicopter Activities..............    56,937      59,358
                                                  =======     =======

Operating revenues:
   Air Log.....................................  $ 30,984     $29,853
   Bristow.....................................    75,830      61,511
   Eliminations................................      (132)       (142)
                                                  -------     -------
      Total Helicopter Activities..............  $106,682     $91,222
                                                 ========     =======

Operating income, excluding gain
or loss on disposal of equipment:
   Air Log.....................................   $ 4,849     $ 8,488
   Bristow.....................................     7,389       5,390
                                                  -------     -------
      Total Helicopter Activities..............   $12,238     $13,878
                                                  =======     =======

Gross margin, excluding gain or loss on disposal of equipment:
   Air Log.....................................     15.7%       28.4%
   Bristow.....................................      9.7%        8.8%
      Total Helicopter Activities..............     11.5%       15.2%



Gulf of Mexico flight activity declined 15% from the same three month period in the prior year. Despite the reduction in flight activity, operating revenues in the Gulf of Mexico increased by 5% for the three months ended June 30, 1998 compared to the prior year, primarily the result of rate increases obtained during fiscal 1998. Operating cost associated with Gulf of Mexico operations increased 26% from the prior year, as the Company increased aircraft and personnel to meet expected increased demands in fiscal 1999. This increase was also impacted by the April 1998 pay increase to a significant portion of the Company's personnel to meet wage levels prevailing in the market. The reduction in flight activity occurred rapidly due to the decline in commodity prices. Air Log has had no reduction in the number of aircraft committed from the prior year, which has limited the Company's ability to adjust its cost structure to meet activity levels. Operating income from Gulf of Mexico operations were $2.3 million and $6.1 million for the three months ended June 30, 1998 and 1997, respectively. In July 1998, the Company implemented a cost containment program, including a hiring freeze, delayed acceptance of additional aircraft and procedures to reduce maintenance and repair expense.

      Commodity prices have had no impact to date on North Sea and other Bristow international operations. Bristow's flight hours for the three months ended June 30, 1998 were 25,965 a 10% increase from the same period in the prior year. Operating revenues for the three months ended June 30, 1998 and 1997 were $75.8 million and $61.5 million, respectively, a 23% increase from the prior year. Operating income attributable to Bristow was $7.4 million for the three months ended June 30, 1998. On July 1, 1998 Bristow started the previously announced contract with Shell UK Exploration and Production in the North Sea and expects significant increases to flight activity and operating income in future periods.

      International operating revenues from Air Log for the three months ended June 30, 1998 were $5.1 million, relatively unchanged from the prior year. International operating income from Air Log for the three months ended June 30, 1998 and 1997 were $1.8 million and $1.6 million, respectively.


Production Management Services

      Demand for GPM's services remains strong. Operating revenues for GPM were $11.5 million and $10.0 million for the three months ended June 30, 1998 and 1997, respectively. Operating expenses for GPM were $10.7 million and $9.3 million for the three months ended June 30, 1998 and 1997, respectively. GPM operating income was $0.8 million for the three months ended June 30, 1998, compared to $0.7 million for the same period in the prior year.


Liquidity and Capital Resources

      Cash and cash equivalents were $49.1 million as of June 30, 1998, a $7.0 million decrease from March 31, 1998. Working capital as of June 30, 1998 was $120.5 million, a $2.1 million decrease from March 31, 1998. Total debt was $256.9 million as of June 30, 1998.

      Capital expenditures during the three months ended June 30, 1998 of $12.6 million included one AS332L - Super Puma and two new Bell 407's. The Company used existing cash to purchase these aircraft.

Subsequent to June 30, 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company's Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to effect repurchases of common stock and/or debt securities, as they deem prudent. As of August 12, 1998, the Company repurchased 100,000 shares of Common Stock and $3.3 million face value of 6% Convertible Subordinated Notes in the open market.

      As of June 30, 1998, Bristow had a (pound)15 million ($25 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2000. Bristow had no funds drawn under this facility as of June 30, 1998.

      As of June 30, 1998, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 1999. Management believes that normal operations and other available financing will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

      The  effective   income  tax  rates  from   continuing   operations   were
approximately 30% for the three months ended June 30, 1998 and 1997. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income.

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

      Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto of the Company's customers, currency fluctuations, international political conditions and ability to achieve Year 2000 compliance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                   PART II


Item 6.  Exhibits and Reports on Form 8-K

(a)      Listed below are the documents filed as exhibits to this report:

         Exhibit 27 - Financial Data Statement

(b)      Reports on Form 8-K:

         There were no Form 8-K filings during the quarter ended June 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OFFSHORE LOGISTICS, INC.



                                    BY: /s/ George M. Small
                                       ---------------------
                                          GEORGE M. SMALL
                                          President


                                    DATE:   August 12, 1998





                                    BY: /s/ Drury A. Milke
                                       ---------------------
                                          DRURY A. MILKE
                                          Chief Financial Officer


                                    DATE:   August 12, 1998