Form 10-Q
period 1998-09-30
OFFSHORE LOGISTICS INC
filed 1998-11-12
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

                                       Form 10-Q

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                      For the quarterly period ended September 30, 1998

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1998.

                  21,456,921 shares of Common Stock, $.01 par value

================================================================================

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
                (thousands of dollars, except per share amounts)


                                              Three Months Ended       Six Months Ended
                                                 September 30,            September 30,
                                             --------------------    --------------------
                                                1998        1997        1998        1997
                                             --------    --------    --------    --------
GROSS REVENUE
Operating revenue........................... $128,162    $107,581    $245,435    $207,792
Gain (loss) on disposal of equipment........    1,006         (16)      1,286        (246)
                                             --------    --------    --------    --------
                                              129,168     107,565     246,721     207,546
OPERATING EXPENSES
Direct cost.................................   95,525      77,989     185,494     150,444
Depreciation and amortization...............    8,506       8,050      16,984      16,079
General and administrative..................    7,645       6,784      13,929      13,326
                                             --------    --------    --------    --------
                                              111,676      92,823     216,407     179,849
                                             --------    --------    --------    --------

OPERATING INCOME............................   17,492      14,742      30,314      27,697

Earnings from unconsolidated entities.......    1,505       1,716       2,605       2,717
Interest income.............................      801         734       1,690       1,612
Interest expense............................    5,024       5,457      10,037      10,527
                                             --------    --------    --------    --------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES...........   14,774      11,735      24,572      21,499

Provision for income taxes..................    4,435       3,520       7,374       6,449
Minority interest...........................     (323)       (256)       (629)       (498)
                                             ---------   --------    --------    --------

INCOME FROM CONTINUING OPERATIONS...........   10,016       7,959      16,569      14,552

Discontinued operations:
   Income (Loss) from CPS operations........       --        (215)         --        (230)
   Gain on sale of CPS......................       --         384          --         384
                                             --------    --------    --------    --------
                                                   --         169          --         154
                                             --------    --------    --------    --------
NET INCOME.................................. $ 10,016    $  8,128    $ 16,569    $ 14,706
                                             ========    ========    ========    ========

BASIC:
Income per common share:
   Continuing operations.................... $   0.46    $   0.37    $   0.76    $   0.68
   Discontinued operations..................       --        0.01          --        0.01
                                             --------    --------    --------    --------
Net income per common share................. $   0.46    $   0.38    $   0.76    $   0.69
                                             ========    ========    ========    ========

DILUTED:
Income per common share:
   Continuing operations.................... $   0.43   $    0.35    $   0.71    $   0.64
   Discontinued operations..................       --        0.01          --        0.01
                                             --------   ---------    --------    --------
Net income per common share................. $   0.43   $    0.36    $   0.71    $   0.65
                                             ========   =========    ========    ========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (thousands of dollars)


                                                         September 30,     March 31,
                                                             1998             1998
                                                         -----------      ----------
ASSETS
Current Assets:
   Cash and cash equivalents..........................   $    56,335      $   56,076
   Accounts receivable................................       104,347          85,543
   Inventories........................................        81,096          76,139
   Prepaid expenses...................................         5,007           5,542
                                                         -----------      ----------
      Total current assets............................       246,785         223,300

Investments in unconsolidated entities................        11,409           7,866
Property and equipment - at cost:
   Land and buildings.................................        13,346          13,088
   Aircraft and equipment.............................       574,393         556,318
                                                         -----------      ----------
                                                             587,739         569,406
Less:  accumulated depreciation and amortization......      (114,585)        (98,267)
                                                         -----------      ----------
                                                             473,154         471,139
Other assets..........................................        32,763          33,706
                                                         -----------      ----------

                                                         $   764,111      $  736,011
                                                         ===========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable...................................   $    37,733      $   31,024
   Accrued liabilities................................        46,223          42,612
   Deferred taxes.....................................        18,608          18,335
   Current maturities of long-term debt...............         9,524           8,693
                                                         -----------      ----------
      Total current liabilities.......................       112,088         100,664

Long-term debt, less current maturities...............       243,972         251,560
Deferred credits......................................         1,500             594
Deferred taxes........................................        98,949          93,455
Minority interest.....................................        10,617           9,853

Stockholders' Investment:
   Common Stock, $.01 par value, authorized 35,000,000
      shares;  outstanding  21,456,921 and  21,854,921
      at  September  30  and  March  31,  respectively
      (exclusive   of  917,550  and  517,550  treasury
      shares, respectively)...........................           215             219
   Additional paid-in capital.........................       119,216         123,061
   Retained earnings..................................       168,763         152,194
   Cumulative translation adjustment..................         8,791           4,411
                                                         -----------      ----------
                                                             296,985         279,885
                                                         -----------      ----------
                                                         $   764,111      $  736,011
                                                         ===========      ==========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                             (thousands of dollars)


                                                               Six Months Ended
                                                                 September 30,
                                                         ---------------------------
                                                             1998            1997
                                                         -----------      ----------
Cash flows from operating activities:
   Net income.........................................   $    16,569      $   14,706
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
   Depreciation and amortization......................        16,984          16,079
   Increase in deferred taxes.........................         4,529           3,506
   (Gain) loss on asset dispositions..................        (1,286)            246
   Equity in earnings from unconsolidated entities
       (over) under dividends received................          (962)         (1,573)
   Minority interest in earnings......................           629             498
   Discontinued operations............................            --             230
   Increase in accounts receivable....................       (17,516)         (1,267)
   Increase in inventories............................        (4,276)         (1,913)
   Increase in prepaid expenses and other.............        (1,604)           (943)
   Increase in accounts payable.......................         6,113           2,017
   Increase in accrued liabilities....................         3,128           1,369
   Increase in deferred credits.......................           906           1,159
                                                         -----------      ----------
Net cash provided by operating activities.............        23,214          34,114
                                                         -----------      ----------


Cash flows from investing activities:
   Capital expenditures...............................       (14,185)        (44,977)
   Proceeds from asset dispositions...................         2,481           2,606
   Proceeds from CPS disposal.........................            --           5,700
   Acquisitions, net of cash received.................            --            (353)
                                                         -----------      ----------
Net cash used in investing activities.................       (11,704)        (37,024)
                                                         -----------      ----------

Cash flows from financing activities:
   Proceeds from borrowings...........................            --          27,401
   Repayment of debt..................................        (7,106)        (27,145)
   Repurchase of common stock.........................        (3,888)             --
   Issuance of common stock...........................            39           5,391
                                                         -----------      ----------
Net cash provided by (used in) financing activities...       (10,955)          5,647
                                                         -----------      ----------

Effect of exchange rate changes in cash...............          (296)            396
                                                         -----------      ----------
Net increase in cash and cash equivalents.............           259           3,133
Cash and cash equivalents at beginning of period......        56,076          29,829
                                                         -----------      ----------

Cash and cash equivalents at end of period............   $    56,335      $   32,962
                                                         ===========      ==========

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest...........................................   $     9,563      $    9,731
   Income taxes.......................................         2,181             819


                 OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE B - Earnings per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share.

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the three and six months ended September 30, 1998 and 1997 were determined on the assumptions that the convertible debt was converted on April 1, 1997. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted income from continuing operations per share:

                                                             Three Months Ended        Six Months Ended
                                                                September 30,            September 30,
                                                          -----------------------   -----------------------
                                                              1998        1997          1998        1997
                                                          -----------  ----------   ----------  -----------
Income from Continuing Operations (thousands of dollars):
   Income available to common stockholders..............  $    10,016  $    7,959   $   16,569  $    14,552
   Interest on convertible debt, net of taxes...........        1,008       1,029        2,037        2,058
                                                          -----------  ----------   ----------  -----------
   Income available to common stockholders,
        plus assumed conversions........................  $    11,024  $    8,988   $   18,606  $    16,610
                                                          ===========  ==========   ==========  ===========

Shares:
   Weighted average number of common shares outstanding.   21,699,312  21,405,950   21,776,574   21,170,826
   Options..............................................       25,267     315,923       99,141      374,912
   Convertible debt.....................................    4,195,522   4,286,520    4,240,772    4,286,520
                                                          -----------  ----------   ----------  -----------
   Weighted average number of common shares outstanding,
        plus assumed conversions........................   25,920,101  26,008,393   26,116,487   25,832,258
                                                          ===========  ==========   ==========  ===========

Income from Continuing Operations:
   Basic earnings per share.............................  $      0.46  $     0.37   $     0.76  $      0.68
                                                          ===========  ==========   ==========  ===========
   Diluted earnings per share...........................  $      0.43  $     0.35   $     0.71  $      0.64
                                                          ===========  ==========   ==========  ===========

NOTE C - Commitments and Contingencies

      On August 6, 1997, the domestic pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and it is not certain how long this process may take. During the six months ended September 30, 1998, $61.4 million of operating revenues were from the Company's domestic helicopter operations. The Company does not believe that the result of these organizing efforts will place it at a competitive disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

NOTE D - Comprehensive Income

      In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                    Three Months Ended           Six Months Ended
                                                       September 30,               September 30,
                                                 -----------------------      -----------------------
                                                    1998          1997          1998           1997
                                                 ---------     ---------      ---------     ---------
Net Income....................................   $  10,016     $   8,128      $  16,569     $  14,706
Other Comprehensive Income:
   Currency translation adjustment............       4,968        (5,502)         4,380        (2,777)
                                                 ---------     ---------      ---------     ---------
Comprehensive Income..........................   $  14,984     $   2,626      $  20,949     $  11,929
                                                 =========     =========      =========     =========


NOTE E - Derivative Financial Instruments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than April 1, 2000.

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

               Supplemental Condensed Consolidating Balance Sheet

                               September 30, 1998

                                             Parent                              Non-
                                             Company         Guarantor        Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                           ----------       ------------     ------------      ------------     ------------
ASSETS
   Current assets:
      Cash and cash equivalents........... $   24,362       $     9,351      $    22,622       $        --      $    56,335
      Accounts receivable.................      1,237            26,154           80,442            (3,486)         104,347
      Inventories.........................         --            35,401           45,695                --           81,096
      Prepaid expenses....................        278               857            3,872                --            5,007
                                           ----------       -----------      -----------       -----------      -----------
         Total current assets.............     25,877            71,763          152,631            (3,486)         246,785

   Intercompany investment................    232,005                --               --          (232,005)              --
   Investments in unconsolidated entities.      1,108               229           10,072                --           11,409
   Intercompany note receivables..........    238,424             2,529               --          (240,953)              --
   Property and equipment--at cost:
      Land and buildings..................         --             3,181           10,165                --           13,346
      Aircraft and equipment..............      3,647           149,224          421,522                --          574,393
                                           ----------       -----------      -----------       -----------      -----------
                                                3,647           152,405          431,687                --          587,739
   Less:  Accumulated depreciation
         and amortization.................     (2,714)          (69,051)         (42,820)               --         (114,585)
                                           ----------       -----------      -----------       -----------      -----------
                                                  933            83,354          388,867                --          473,154
   Other assets...........................     13,258            19,005              389               111           32,763
                                           ----------       -----------      -----------       -----------      -----------
                                           $  511,605       $   176,880      $   551,959       $  (476,333)     $   764,111
                                           ==========       ===========      ===========       ===========      ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
   Current liabilities:
      Accounts payable.................... $      128       $     3,661      $    34,803       $      (859)     $    37,733
      Accrued liabilities.................      6,516            11,907           30,732            (2,932)          46,223
      Deferred taxes......................         --                --           18,608                --           18,608
      Current maturities of long-term debt         --                --            9,524                --            9,524
                                           ----------       -----------      -----------       -----------      -----------
         Total current liabilities........      6,644            15,568           93,667            (3,791)         112,088

   Long-term debt, less current maturities    194,643                --           49,329                --          243,972
   Intercompany notes payable.............      2,500                --          238,147          (240,647)              --
   Deferred credits.......................         --                --            1,500                --            1,500
   Deferred taxes.........................        863            29,765           68,321                --           98,949
   Minority interest......................     10,617                --               --                --           10,617

   Stockholders' investment:
      Common stock........................        215             4,048            1,384            (5,432)             215
      Additional paid in capital..........    119,216            58,318           20,041           (78,359)         119,216
      Retained earnings...................    168,763            69,181           83,594          (152,775)         168,763
      Cumulative translation adjustment...      8,144                --           (4,024)            4,671            8,791
                                           ----------       -----------      -----------       -----------      -----------
                                              296,338           131,547          100,995          (231,895)         296,985
                                           ----------       -----------      -----------       -----------      -----------
                                           $  511,605       $   176,880      $   551,959       $  (476,333)     $   764,111
                                           ==========       ===========      ===========       ===========      ===========


            Supplemental Condensed Consolidating Statement of Income

                       Six Months Ended September 30, 1998

                                             Parent                               Non-
                                             Company         Guarantor         Guarantor
                                              Only          Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                           ----------       ------------     -------------     ------------     ------------
GROSS REVENUE
Operating revenue........................  $        5       $    75,535      $   169,895       $        --      $   245,435
Intercompany revenue.....................          --             5,412              345            (5,757)              --
Gain on disposal of equipment............           3                84            1,199                --            1,286
                                           ----------       -----------      -----------       -----------      -----------
                                                    8            81,031          171,439            (5,757)         246,721
OPERATING EXPENSES
Direct cost..............................           4            61,668          123,822                --          185,494
Intercompany expense.....................          --               345            5,412            (5,757)              --
Depreciation and amortization............          78             4,919           11,987                --           16,984
General and administrative...............       3,114             3,110            7,705                --           13,929
                                           ----------       -----------      -----------       -----------      -----------
                                                3,196            70,042          148,926            (5,757)         216,407
                                           ----------       -----------      -----------       -----------      -----------

OPERATING INCOME.........................      (3,188)           10,989           22,513                --           30,314

Earnings from unconsolidated entities....      14,715                --            2,609           (14,719)           2,605
Interest income..........................      13,951               223              515           (12,999)           1,690
Interest expense.........................       7,385                --           15,651           (12,999)          10,037
                                           ----------       -----------      -----------       -----------      -----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES....................      18,093            11,212            9,986           (14,719)          24,572

Allocation of consolidated income taxes..         923             3,657            2,794                --            7,374
Minority interest........................        (601)               --              (28)               --             (629)
                                           ----------       -----------      -----------       -----------      -----------

NET INCOME...............................  $   16,569       $     7,555      $     7,164       $   (14,719)     $    16,569
                                           ==========       ===========      ===========       ===========      ===========

          Supplemental Condensed Consolidating Statement of Cash Flows

                       Six Months Ended September 30, 1998

                                             Parent                               Non-
                                             Company         Guarantor         Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                          -----------       ------------     ------------      ------------     ------------
Net cash provided by (used in)
     operating activities...............  $    (2,759)      $     7,880      $    18,093       $        --      $    23,214
                                          -----------       -----------      -----------       -----------      -----------

Cash flows from investing activities:
     Capital expenditures...............           --            (3,865)         (10,320)               --          (14,185)
     Proceeds from asset dispositions...            6               144            2,331                --            2,481
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     investing activities...............            6            (3,721)          (7,989)               --          (11,704)
                                          -----------       -----------      -----------       -----------      -----------

Cash flows from financing activities:
     Repayment of debt..................       (3,300)               --           (3,806)               --           (7,106)
     Repurchase of common stock.........       (3,888)               --               --                --           (3,888)
     Issuance of common stock...........           39                --               --                --               39
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     financing activities...............       (7,149)               --           (3,806)               --          (10,955)
                                          -----------       -----------      -----------       -----------      -----------

Effect of exchange rate changes in cash.           --                --             (296)               --             (296)
                                          -----------       -----------      -----------       -----------      -----------

Net increase (decrease) in cash and
     cash equivalents...................       (9,902)            4,159            6,002                --              259

Cash and cash equivalents
     at beginning of period.............       34,264             5,192           16,620                --           56,076
                                          -----------       -----------      -----------       -----------      -----------

Cash and cash equivalents
      at end of period..................  $    24,362       $     9,351      $    22,622       $        --      $    56,335
                                          ===========       ===========      ===========       ===========      ===========

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1998

                                             Parent                               Non-
                                             Company         Guarantor         Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                           ----------       ------------     ------------      ------------     ------------
ASSETS
   Current assets:
      Cash and cash equivalents........... $   34,264       $     5,192      $    16,620       $        --      $    56,076
      Accounts receivable.................        599            23,908           63,065            (2,029)          85,543
      Inventories.........................         --            31,998           44,141                --           76,139
      Prepaid expenses....................        304               663            4,575                --            5,542
                                           ----------       -----------      -----------       -----------      -----------
         Total current assets.............     35,167            61,761          128,401            (2,029)         223,300

   Intercompany investment................    218,143                --               --          (218,143)              --
   Investments in unconsolidated entities.      1,108               229            6,529                --            7,866
   Intercompany note receivables..........    221,130             2,674            1,441          (225,245)              --

   Property and equipment--at cost:
      Land and buildings..................         --             3,174            9,914                --           13,088
      Aircraft and equipment..............      3,642           145,648          407,028                --          556,318
                                           ----------       -----------      -----------       -----------      -----------
                                                3,642           148,822          416,942                --          569,406
   Less:  Accumulated depreciation
         and amortization.................     (2,657)          (65,050)         (30,560)               --          (98,267)
                                           ----------       -----------      -----------       -----------      -----------
                                                  985            83,772          386,382                --          471,139
   Other assets...........................     13,447            19,781              368               110           33,706
                                           ----------       -----------      -----------       -----------      -----------

                                           $  489,980       $   168,217      $   523,121       $  (445,307)     $   736,011
                                           ==========       ===========      ===========       ===========      ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
   Current liabilities:
      Accounts payable.................... $       46       $     4,389      $    26,589       $        --      $    31,024
      Accrued liabilities.................      6,027             8,818           30,037            (2,270)          42,612
      Deferred taxes......................         --                --           18,335                --           18,335
      Current maturities of long-term debt      2,569                --            6,124                --            8,693
                                           ----------       -----------      -----------       -----------      -----------
         Total current liabilities........      8,642            13,207           81,085            (2,270)         100,664

   Long-term debt, less current maturities    195,374                --           56,186                --          251,560
   Intercompany notes payable.............      2,500                --          222,505          (225,005)              --
   Deferred credits.......................         --                --              594                --              594
   Deferred taxes.........................     (4,077)           27,730           69,802                --           93,455
   Minority interest......................      9,853                --               --                --            9,853

   Stockholders' investment:
      Common stock........................        219             4,048            1,384            (5,432)             219
      Additional paid in capital..........    123,061            58,318           19,071           (77,389)         123,061
      Retained earnings...................    152,194            64,914           72,394          (137,308)         152,194
      Cumulative translation adjustment...      2,214                --              100             2,097            4,411
                                           ----------       -----------      -----------       -----------      -----------
                                              277,688           127,280           92,949          (218,032)         279,885
                                           ----------       -----------      -----------       -----------      -----------
                                           $  489,980       $   168,217      $   523,121       $  (445,307)     $   736,011
                                           ==========       ===========      ===========       ===========      ===========

            Supplemental Condensed Consolidating Statement of Income

                       Six Months Ended September 30, 1997

                                             Parent                               Non-
                                             Company         Guarantor         Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                           ----------       ------------     ------------      ------------     ------------
GROSS REVENUE
Operating revenue......................... $       10       $    70,522      $   137,260       $        --      $   207,792
Intercompany revenue......................         --             5,074              123            (5,197)              --
Gain (loss) on disposal of equipment......         --              (489)             243                --             (246)
                                           ----------       -----------      -----------       -----------      -----------
                                                   10            75,107          137,626            (5,197)         207,546
OPERATING EXPENSES
Direct cost...............................          4            53,986           96,454                --          150,444
Intercompany expense......................         --               123            5,074            (5,197)              --
Depreciation and amortization.............        268             4,387           11,424                --           16,079
General and administrative................      2,743             2,595            7,988                --           13,326
                                           ----------       -----------      -----------       -----------      -----------
                                                3,015            61,091          120,940            (5,197)         179,849
                                           ----------       -----------      -----------       -----------      -----------

OPERATING INCOME..........................     (3,005)           14,016           16,686                --           27,697

Earnings from unconsolidated entities.....     12,959                --            2,711           (12,953)           2,717
Interest income...........................      8,919               132              862            (8,301)           1,612
Interest expense..........................      3,025                --           15,803            (8,301)          10,527
                                           ----------       -----------      -----------       -----------      -----------

INCOME FROM CONTINUING
      OPERATIONS BEFORE PROVISION
      FOR INCOME TAXES....................     15,848            14,148            4,456           (12,953)          21,499
Allocation of consolidated income taxes...        743             4,546            1,160                --            6,449
Minority interest.........................       (506)               --                8                --             (498)
                                           ----------       -----------      -----------       -----------      -----------

INCOME FROM CONTINUING
      OPERATIONS..........................     14,599             9,602            3,304           (12,953)          14,552
Discontinued operations:
      Income (loss) from CPS operations...        107                --               47                --              154
                                           ----------       -----------      -----------       -----------      -----------

NET INCOME................................ $   14,706       $     9,602      $     3,351       $   (12,953)     $    14,706
                                           ==========       ===========      ===========       ===========      ===========

          Supplemental Condensed Consolidating Statement of Cash Flows

                       Six Months Ended September 30, 1997

                                              Parent                              Non-
                                              Company        Guarantor         Guarantor
                                               Only         Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            ----------      ------------     ------------      ------------     ------------
Net cash provided by (used in)
      operating activities................. $  (14,364)     $     8,613      $    39,865       $        --      $    34,114
                                            ----------      -----------      -----------       -----------      -----------

Cash flows from investing activities:
      Capital expenditures.................         --           (7,995)         (36,982)               --          (44,977)
      Proceeds from asset dispositions.....         --              769            1,837                --            2,606
      Proceeds from CPS disposal...........         --               --            5,700                --            5,700
      Acquisitions, net of cash received...         --               --             (353)               --             (353)
                                            ----------      -----------      -----------       -----------      -----------
Net cash used in investing activities......         --           (7,226)         (29,798)               --          (37,024)
                                            ----------      -----------      -----------       -----------      -----------

Cash flows from financing activities:
      Proceeds from borrowings.............         --               --           27,401                --           27,401
      Repayment of debt....................         --               --          (27,145)               --          (27,145)
      Issuance of common stock.............      5,391               --               --                --            5,391
                                            ----------      -----------      -----------       -----------      -----------
Net cash provided by financing activities..      5,391               --              256                --            5,647
                                            ----------      -----------      -----------       -----------      -----------

Effect of exchange rate changes in cash....         --               --              396                --              396
                                            ----------      -----------      -----------       -----------      -----------

Net increase (decrease) in
      cash and cash equivalents............     (8,973)           1,387           10,719                --            3,133

Cash and cash equivalents
      at beginning of period...............     21,459            3,545            4,825                --           29,829
                                            ----------      -----------      -----------       -----------      -----------

Cash and cash equivalents
       at end of period.................... $   12,486      $     4,932      $    15,544       $        --      $    32,962
                                            ==========      ===========      ===========       ===========      ===========

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

Results of Operations

        A summary of operating results for the applicable periods is as follows (in thousands of dollars):

                                                   Three Months Ended             Six Months Ended
                                                      September 30,                 September 30,
                                              --------------------------    -------------------------
                                                   1998           1997         1998            1997
                                              ------------     ---------    -----------    ----------
Gross revenue................................ $    129,168     $ 107,565    $   246,721    $  207,546
Operating expenses...........................      111,676        92,823        216,407       179,849
                                              ------------     ---------    -----------    ----------

Operating income.............................       17,492        14,742         30,314        27,697

Earnings from unconsolidated entities........        1,505         1,716          2,605         2,717
Interest income (expense), net...............       (4,223)       (4,723)        (8,347)       (8,915)
                                              ------------     ---------    -----------    ----------

Income before provision for income taxes.....       14,774        11,735         24,572        21,499
Provision for income taxes...................        4,435         3,520          7,374         6,449
Minority interest............................         (323)         (256)          (629)         (498)
Discontinued operations......................           --           169             --           154
                                              ------------     ---------    -----------    ----------

Net income................................... $     10,016     $   8,128    $    16,569    $   14,706
                                              ============     =========    ===========    ==========

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

The following table sets forth certain operating information from helicopter activities.

                                                      Three Months Ended            Six Months Ended
                                                         September 30,                September 30,
                                                  -------------------------    -------------------------
                                                       1998          1997          1998           1997
                                                  -----------    ----------    -----------   -----------
                                                            (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Air Log......................................       34,867        37,812         65,839        73,589
   Bristow......................................       29,727        24,880         55,692        48,461
                                                  -----------    ----------    -----------   -----------
      Total Helicopter Activities...............       64,594        62,692        121,531       122,050
                                                  ===========    ==========    ===========   ===========

Operating revenues:
   Air Log......................................  $    35,926    $   31,857    $    66,910   $    61,710
   Bristow......................................       83,318        65,513        159,148       127,024
   Eliminations.................................         (286)         (152)          (418)         (294)
                                                  -----------    ----------    -----------   -----------
      Total Helicopter Activities...............  $   118,958    $   97,218    $   225,640   $   188,440
                                                  ===========    ==========    ===========   ===========

Operating income, excluding gain or
loss on disposal of equipment:
   Air Log......................................  $     8,768    $    7,711    $    13,617   $    16,199
   Bristow......................................        8,011         6,625         15,400        12,015
                                                  -----------    ----------    -----------   -----------
      Total Helicopter Activities...............  $    16,779    $   14,336    $    29,017   $    28,214
                                                  ===========    ==========    ===========   ===========

Gross margin, excluding gain or
loss on disposal of equipment:
   Air Log......................................        24.4%         24.2%          20.4%         26.3%
   Bristow......................................         9.6%         10.1%           9.7%          9.5%
      Total Helicopter Activities...............        14.1%         14.7%          12.9%         15.0%

        Results from the September quarter reflect the weakness in commodity prices that continues to impact the Company and the oil and gas service industry. Gulf of Mexico flight activity declined 8% and 12% from the same three-month and six-month periods in the prior year. Activity during the quarter ended September 30, 1998 was positively impacted by several storm evacuations. Despite the reduction in flight activity, operating revenues in the Gulf of Mexico increased by 15% and 10% for the three months and six months ended September 30, 1998 compared to the prior year, primarily the result of rate increases obtained during fiscal 1998. Operating cost associated with Gulf of Mexico operations increased 17% and 21% from the same three-month and six-month periods in the prior year, as the Company increased aircraft and personnel to meet expected increased demands in fiscal 1999. Operating costs were also impacted by the April 1998 pay increase to a significant portion of the Company's personnel to meet wage levels prevailing in the market.

        The reduction in flight activity discussed above occurred rapidly during the June 30, 1998 quarter due to the decline in commodity prices. As a result, in July 1998, the Company implemented a cost containment program, including delayed acceptance of additional aircraft, procedures to reduce maintenance expense, a hiring freeze and prior approval for overtime. This program was successful in restoring Air Log's operating margins to near historical levels, which management hopes, barring any adverse market conditions, to continue in the future. Operating income from Gulf of Mexico operations were $5.6 million and $7.9 million for the three months and six months ended September 30, 1998, respectively; compared to $5.1 million and $11.2 million for the three months and six months ended September 30, 1997.

        Weak commodity prices have not had a significant impact to date on the North Sea and other Bristow international operations. Bristow's flight hours for the three months and six months ended September 30, 1998 were 29,727 and 55,692, respectively, a 20% and 15% increase from the same periods in the prior year. Operating revenues for the three months and six months ended September 30, 1998 were $83.3 million and $159.1 million, respectively, an increase of over 25% from the prior year. Operating income attributable to Bristow was $8.0 million and $15.4 million for the three months and six months ended September 30, 1998, respectively, a 21% and 28% increase from the prior year. These increases in flight hours, revenues, and operating income are due primarily to the start up of the previously announced contract with Shell UK Exploration and Production in the North Sea on July 1, 1998.

        International operating revenues from Air Log for the three months and six months ended September 30, 1998 were $5.5 million and $10.7 million, respectively, relatively unchanged from the prior year. International operating income from Air Log for the three months and six months ended September 30, 1998 were $2.3 million and $4.1 million, respectively.

Production Management Services

        Operating revenues for GPM were $9.9 million and $21.4 million for the three months and six months ended September 30, 1998, respectively. Operating expenses for GPM were $9.3 million and $20.0 million for the three months and six months ended September 30, 1998, respectively. GPM operating income was $0.6 million and $1.4 million for the three months and six months ended September 30, 1998.

Liquidity and Capital Resources

        Cash and cash equivalents were $56.3 million as of September 30, 1998, a $0.3 million increase from March 31, 1998. Working capital as of September 30, 1998 was $134.7 million, a $12.1 million increase from March 31, 1998. Total debt was $253.5 million as of September 30, 1998.

        Capital expenditures during the six months ended September 30, 1998 of $14.2 million included one AS332L - Super Puma and two new Bell 407's. The Company used existing cash to purchase these aircraft.

        In July 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company's Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to effect repurchases of common stock and/or debt securities, as they deem prudent. During the quarter ended September 30, 1998, the Company repurchased 400,000 shares of Common Stock and $3.3 million face value of 6% Convertible Subordinated Notes in the open market for a total purchase price of $6.7 million.

        As of September 30, 1998, Bristow had a (pound)15 million ($25.5 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2000. Bristow had no funds drawn under this facility as of September 30, 1998.

        As of September 30, 1998, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 1999. Management believes that normal operations and other available financing will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

        The effective income tax rates from continuing operations were approximately 30% for the six months ended September 30, 1998 and 1997. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income.

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

Year 2000 Matters

        The Company is in the process of addressing its year 2000 exposure. The scope of management's efforts include both information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, and non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems. The Company is currently in the replacement and remediation phase of its efforts and expects (based on management's best estimates) to have year 2000 compliant IT and non-IT systems operating by July, 1999. There can be no guarantee however, that this estimated timetable will be achieved. Management is also investigating the year 2000 exposure posed by its significant vendors and customers. Currently, the Company does not have any IT or non-IT systems which directly interface with either its vendors' or customers' systems. Accordingly, the Company's exposure will result from its significant vendors and customers potential inability to achieve year 2000 compliance. Were this to occur, the Company could experience a disruption in the supply of needed parts and repair services, and or diminished demand for the Company's aircraft, either of which could have a material impact on the Company's business. Management has begun a process to contact its significant vendors and customers to ascertain their state of readiness, and expects to conclude this process by December, 1998. No assurances can be given that the Company's significant vendors and customers will not cause disruption to the Company's operations. To date, the Company has spent $138,000 on its replacement and remediation efforts, and expects to incur an additional $360,000 before its efforts are complete. The Company has not developed a contingency plan for the prospect that it or any of its significant vendors and customers may be unable to achieve year 2000 compliance. Management will determine the need for such a plan as more information is obtained from the efforts in progress.

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

                                     PART II

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The annual meeting of registrant's stockholders that had been called for September 29, 1998, in New Orleans, Louisiana, was, because of weather conditions in New Orleans, adjourned until October 1, 1998, by a vote of 18,866,643 to 0.

(c)        Matters voted on at the meeting included:

           1. For the election of directors, all nominees were approved. The results were as follows:

                Nominee                      For            Withheld
                ----------------------    ----------        --------
                Peter N. Buckley          18,766,679          99,976
                Jonathan H. Cartwright    18,774,196          92,459
                Louis F. Crane            18,003,209         863,446
                David M. Johnson          18,003,709         862,946
                Kenneth M. Jones          18,000,885         865,770
                Harry C. Sager            18,002,959         863,696
                George M. Small           18,773,311          93,344
                Howard Wolf               17,915,526         951,129


           2. Proposal to approve an amendment to the Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan was approved. The following votes were cast:

               For:  15,339,220      Against: 3,488,984        Abstained: 38,451

Item 6.    Exhibits and Reports on Form 8-K

(a)        Listed below are the documents filed as exhibits to this report:

               None

(b)        Reports on Form 8-K:

               There  were  no  Form  8-K  filings   during  the  quarter  ended
               September 30, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OFFSHORE LOGISTICS, INC.



                                            BY:   /s/ George M. Small
                                                 -----------------------
                                                 GEORGE M. SMALL
                                                 President


                                            DATE:   November 12, 1998





                                            BY:   /s/ Drury A. Milke
                                                 -----------------------
                                                 DRURY A. MILKE
                                                 Chief Financial Officer


                                            DATE:   November 12, 1998