Form 10-Q
period 1998-12-31
OFFSHORE LOGISTICS INC
filed 1999-02-12
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                      For the quarterly period ended December 31, 1998

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 1998.

                  21,466,921 shares of Common Stock, $.01 par value

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                (thousands of dollars, except per share amounts)


                                              Three Months Ended       Nine Months Ended
                                                 December 31,             December 31,
                                             --------------------------------------------
                                                1998        1997        1998        1997
                                             --------   ---------     --------   --------
GROSS REVENUE
Operating revenue........................... $116,099   $ 113,177     $361,534   $320,969
Gain (loss) on disposal of equipment........       91        (227)       1,377       (473)
                                             --------   ---------     --------   --------
                                              116,190     112,950      362,911    320,496
OPERATING EXPENSES
Direct cost.................................   92,194      83,459      277,688    233,903
Depreciation and amortization...............    8,635       8,322       25,619     24,401
General and administrative..................    6,692       7,191       20,621     20,517
                                             --------   ---------     --------   --------
                                              107,521      98,972      323,928    278,821
                                             --------   ---------     --------   --------

OPERATING INCOME............................    8,669      13,978       38,983     41,675

Earnings from unconsolidated entities.......    1,909       2,289        4,514      5,006
Interest income.............................      936         539        2,626      2,151
Interest expense............................    4,880       5,057       14,917     15,584
                                             --------   ---------     --------   --------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES...........    6,634      11,749       31,206     33,248

Provision for income taxes..................    1,988       3,524        9,362      9,973
Minority interest...........................     (325)       (262)        (954)      (760)
                                             --------   ---------     --------   --------

INCOME FROM CONTINUING OPERATIONS...........    4,321       7,963       20,890     22,515

Discontinued operations:
   Income (Loss) from CPS operations........       --          --           --       (230)
   Gain on sale of CPS......................       --          --           --        384
                                             --------   ---------     --------   --------
                                                   --          --           --        154
                                             --------   ---------     --------   --------
NET INCOME.................................. $  4,321   $   7,963     $ 20,890   $ 22,669
                                             ========   =========     ========   ========

BASIC:
Income per common share:
   Continuing operations.................... $   0.20   $    0.37     $   0.96   $    1.05
   Discontinued operations..................       --          --           --         .01
                                             --------   ---------     --------   ---------
Net income per common share................. $   0.20   $    0.37     $   0.96   $    1.06
                                             ========   =========     ========   =========

DILUTED:
Income per common share:
   Continuing operations.................... $   0.20   $    0.34     $   0.92   $    0.98
   Discontinued operations..................       --          --           --         .01
                                             --------   ---------     --------   ---------
Net income per common share................. $   0.20   $    0.34     $   0.92   $    0.99
                                             ========   =========     ========   =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (thousands of dollars)


                                                      December 31,    March 31,
                                                          1998           1998
                                                      -----------    ----------
ASSETS
Current Assets:
   Cash and cash equivalents......................    $    69,850    $   56,076
   Accounts receivable............................         96,564        85,543
   Inventories....................................         81,353        76,139
   Prepaid expenses...............................          7,147         5,542
                                                      -----------    ----------
      Total current assets........................        254,914       223,300

Investments in unconsolidated entities............         11,810         7,866
Property and equipment - at cost:
   Land and buildings.............................         13,595        13,088
   Aircraft and equipment.........................        572,395       556,318
                                                      -----------    ----------
                                                          585,990       569,406
Less: accumulated depreciation and amortization...       (121,989)      (98,267)
                                                      -----------    ----------
                                                          464,001       471,139
Other assets......................................         31,757        33,706
                                                      -----------    ----------
                                                      $   762,482    $  736,011
                                                      ===========    ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable...............................    $    45,347    $   31,024
   Accrued liabilities............................         45,091        42,612
   Deferred taxes.................................         18,191        18,335
   Current maturities of long-term debt...........         10,099         8,693
                                                      -----------    ----------
      Total current liabilities...................        118,728       100,664

Long-term debt, less current maturities...........        239,735       251,560
Deferred credits..................................          1,000           594
Deferred taxes....................................         97,521        93,455
Minority interest.................................         10,696         9,853

Stockholders' Investment:
  Common  Stock,  $.01  par  value,  authorized
    35,000,000  shares;  outstanding 21,466,921
    and 21,854,921 at December 31 and March 31,
    respectively   (exclusive  of  917,550  and
    517,550 treasury shares, respectively)                    215           219
   Additional paid-in capital.....................        119,290       123,061
   Retained earnings..............................        173,084       152,194
   Cumulative translation adjustment..............          2,213         4,411
                                                      -----------    ----------
                                                          294,802       279,885
                                                      -----------    ----------
                                                      $   762,482    $  736,011
                                                      ===========    ==========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)

                                                         Nine Months Ended
                                                            December  31,
                                                    ---------------------------
                                                        1998             1997
                                                    -----------      ----------
Cash flows from operating activities:
   Net income....................................   $    20,890      $   22,669
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
   Depreciation and amortization.................        25,619          24,401
   Increase in deferred taxes....................         4,629           7,283
   (Gain) loss on asset dispositions.............        (1,377)            473
   Equity in earnings from unconsolidated
      entities (over) under dividends received...        (1,418)           (666)
   Minority interest in earnings.................           954             760
   Discontinued operations.......................            --             230
   (Increase) Decrease in accounts receivable....       (10,887)          9,817
   Increase in inventories.......................        (5,554)         (3,454)
   Increase in prepaid expenses and other........        (3,366)         (1,581)
   Increase (Decrease) in accounts payable.......        14,416            (993)
   Increase (Decrease) in accrued liabilities....         2,005          (2,733)
   Increase in deferred credits..................           406             566
                                                    -----------      ----------
Net cash provided by operating activities........        46,317          56,772
                                                    -----------      ----------

Cash flows from investing activities:
   Capital expenditures..........................       (21,074)        (59,260)
   Proceeds from asset dispositions..............         2,656          10,540
   Proceeds from CPS disposal....................            --           5,700
   Acquisitions, net of cash received............            --            (353)
                                                    -----------      ----------
Net cash used in investing activities............       (18,418)        (43,373)
                                                    ------------     ----------

Cash flows from financing activities:
   Proceeds from borrowings......................            --          27,120
   Repayment of debt.............................       (10,347)        (55,844)
   Repurchase of common stock....................        (3,888)             --
   Issuance of common stock......................           113           7,723
                                                    -----------      ----------
Net cash used in financing activities............       (14,122)        (21,001)
                                                    ------------     -----------

Effect of exchange rate changes in cash..........            (3)            404
                                                    ------------     ----------

Net increase (decrease) in cash and cash
   equivalents...................................        13,774          (7,198)
Cash and cash equivalents at beginning of period.        56,076          29,829
                                                    -----------      ----------

Cash and cash equivalents at end of period.......   $    69,850      $   22,631
                                                    ===========      ==========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
   Interest......................................   $    14,316      $   16,514
   Income taxes..................................         2,910             957

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE B - Earnings per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share.

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the nine months ended December 31, 1998 and 1997 and for the three months ended December 31, 1997 were determined on the assumption that the convertible debt was converted on April 1, 1997. Diluted earnings per share for the three months ended December 31, 1998 excluded 4,142,178 shares related to the convertible debt which was anti-dilutive for that period. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. All income per share amounts for all periods have been presented to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted income from continuing operations per share:

                                                             Three Months Ended        Nine Months Ended
                                                                December 31,             December 31,
                                                          -----------------------   -----------------------
                                                              1998        1997          1998        1997
                                                          -----------  ----------   ----------  -----------
Income from Continuing Operations (thousands of dollars):
   Income available to common stockholders..............  $     4,321  $    7,963   $   20,890  $    22,515
   Interest on convertible debt, net of taxes...........           --       1,029        3,032        3,087
                                                          -----------  ----------   ----------  -----------
   Income available to common stockholders,
        plus assumed conversions........................  $     4,321  $    8,992   $   23,922  $    25,602
                                                          ===========  ==========   ==========  ===========

Shares:
   Weighted average number of common shares outstanding.   21,463,117  21,811,296   21,671,329   21,355,546
   Options..............................................       54,027     217,005       84,103      322,277
   Convertible debt.....................................           --   4,286,520    4,207,788    4,286,520
                                                          -----------  ----------   ----------  -----------
   Weighted average number of common shares outstanding,
        plus assumed conversions........................   21,517,144  26,314,821   25,963,220   25,964,343
                                                          ===========  ==========   ==========  ===========

Income from Continuing Operations:
   Basic earnings per share.............................  $      0.20  $     0.37   $     0.96  $      1.05
                                                          ===========  ==========   ==========  ===========
   Diluted earnings per share...........................  $      0.20  $     0.34   $     0.92  $      0.98
                                                          ===========  ==========   ==========  ===========


NOTE C - Commitments and Contingencies

        On August 6, 1997, the domestic pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and it is not certain how long this process may take. During the nine months ended December 31, 1998, $89 million of operating revenues were from the Company's domestic helicopter operations. The Company does not believe that the result of these organizing efforts will place it at a competitive disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

NOTE D - Comprehensive Income

        In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                    Three Months Ended            Nine Months Ended
                                                       December 31,                December 31,
                                                 -----------------------      -----------------------
                                                    1998          1997          1998           1997
                                                 ---------     ---------      ---------     ---------
Net Income....................................   $   4,321     $   7,963      $  20,890     $  22,669
Other Comprehensive Income:
   Currency translation adjustment............      (6,578)        4,102         (2,198)        1,325
                                                 ---------     ---------      ---------     ---------
Comprehensive Income (Loss)...................   $  (2,257)    $  12,065      $  18,692     $  23,994
                                                 =========     =========      =========     =========

NOTE E - Derivative Financial Instruments

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133 no later than April 1, 2000. The company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business.

NOTE F - Supplemental Condensed Consolidating Financial Information

      On January 27, 1998, the Company completed the sale of $100 million 7 7/8% Senior Notes due 2008, which were discounted to yield 7.915%. The net proceeds to the Company were $97.2 million. In connection with the sale of the Senior Notes, certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries") jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. ("Parent Company Only"), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.'s other subsidiaries (the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

               Supplemental Condensed Consolidating Balance Sheet

                                December 31, 1998

                                             Parent                               Non-
                                             Company          Guarantor       Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                           ----------       -----------      -----------       -----------      -----------
ASSETS
   Current assets:
      Cash and cash equivalents........... $   32,088       $     7,596      $    30,166       $        --      $    69,850
      Accounts receivable.................      1,083            25,650           72,984            (3,153)          96,564
      Inventories.........................         --            36,462           44,891                --           81,353
      Prepaid expenses....................        268               916            5,963                --            7,147
                                           ----------       -----------      -----------       -----------      -----------
         Total current assets.............     33,439            70,624          154,004            (3,153)         254,914

   Intercompany investment................    229,032                --               --          (229,032)              --
   Investments in unconsolidated entities.      1,108               229           10,473                --           11,810
   Intercompany notes receivable..........    237,688             2,599             (815)         (239,472)              --
   Property and equipment--at cost:
      Land and buildings..................         --             3,181           10,414                --           13,595
      Aircraft and equipment..............      3,647           150,651          418,097                --          572,395
                                           ----------       -----------      -----------       -----------      -----------
                                                3,647           153,832          428,511                --          585,990
   Less:  Accumulated depreciation
         and amortization.................     (2,752)          (71,226)         (48,011)               --         (121,989)
                                           ----------       -----------      -----------       -----------      -----------
                                                  895            82,606          380,500                --          464,001
   Other assets...........................     12,961            18,600               85               111           31,757
                                           ----------       -----------      -----------       -----------      -----------
                                           $  515,123       $   174,658      $   544,247       $  (471,546)     $   762,482
                                           ==========       ===========      ===========       ===========      ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
   Current liabilities:
      Accounts payable.................... $      277       $     4,700      $    43,226       $    (2,856)     $    45,347
      Accrued liabilities.................      7,655            10,277           28,279            (1,120)          45,091
      Deferred taxes......................         --                --           18,191                --           18,191
      Current maturities of long-term debt         --                --           10,099                --           10,099
                                           ----------       -----------      -----------       -----------      -----------
         Total current liabilities........      7,932            14,977           99,795            (3,976)         118,728

   Long-term debt, less current maturities    194,700                --           45,035                --          239,735
   Intercompany notes payable.............      2,520                --          236,129          (238,649)              --
   Deferred credits.......................         --                --            1,000                --            1,000
   Deferred taxes.........................      1,387            31,950           64,184                --           97,521
   Minority interest......................     10,696                --               --                --           10,696

   Stockholders' investment:
      Common stock........................        215             4,048            1,384            (5,432)             215
      Additional paid-in capital..........    119,290            58,391           18,557           (76,948)         119,290
      Retained earnings...................    173,084            65,292           81,981          (147,273)         173,084
      Cumulative translation adjustment...      5,299                --           (3,818)              732            2,213
                                           ----------       -----------      -----------       -----------      -----------
                                              297,888           127,731           98,104          (228,921)         294,802
                                           ----------       -----------      -----------       -----------      -----------
                                           $  515,123       $   174,658      $   544,247       $  (471,546)     $   762,482
                                           ==========       ===========      ===========       ===========      ===========

            Supplemental Condensed Consolidating Statement of Income

                       Nine Months Ended December 31, 1998

                                             Parent                               Non-
                                             Company          Guarantor       Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                           ----------       -----------      -----------       -----------      -----------
GROSS REVENUE
Operating revenue........................  $        8       $   110,511      $   251,015       $        --      $   361,534
Intercompany revenue.....................          --             7,756              517            (8,273)              --
Gain on disposal of equipment............          11                85            1,281                --            1,377
                                           ----------       -----------      -----------       -----------      -----------
                                                   19           118,352          252,813            (8,273)         362,911
OPERATING EXPENSES
Direct cost..............................          --            88,210          189,478                --          277,688
Intercompany expense.....................          --               517            7,756            (8,273)              --
Depreciation and amortization............         118             7,464           18,037                --           25,619
General and administrative...............       4,466             4,528           11,627                --           20,621
                                           ----------       -----------      -----------       -----------      -----------
                                                4,584           100,719          226,898            (8,273)         323,928
                                           ----------       -----------      -----------       -----------      -----------
OPERATING INCOME.........................      (4,565)           17,633           25,915                --           38,983

Earnings from unconsolidated entities....      17,698                 0            4,519           (17,703)           4,514
Interest income..........................      21,256               361              824           (19,815)           2,626
Interest expense.........................      11,034                 0           23,698           (19,815)          14,917
                                           ----------       -----------      -----------       -----------      -----------
INCOME BEFORE PROVISION
     FOR INCOME TAXES....................      23,355            17,994            7,560           (17,703)          31,206

Allocation of consolidated income taxes..       1,544             5,842            1,976                --            9,362
Minority interest........................        (921)               --              (33)               --             (954)
                                           ----------       -----------      -----------       -----------      -----------
NET INCOME...............................  $   20,890       $    12,152      $     5,551       $   (17,703)     $    20,890
                                           ==========       ===========      ===========       ===========      ===========

          Supplemental Condensed Consolidating Statement of Cash Flows

                       Nine Months Ended December 31, 1998

                                             Parent                               Non-
                                             Company          Guarantor       Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     operating activities...............  $     4,864       $     7,564      $    35,448       $    (1,559)     $    46,317
                                          -----------       -----------      -----------       -----------      -----------

Cash flows from investing activities:
     Capital expenditures...............           --            (5,305)         (15,769)               --          (21,074)
     Proceeds from asset dispositions...           15               145            2,496                --            2,656
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     investing activities...............           15            (5,160)         (13,273)               --          (18,418)
                                          -----------       ------------     -----------       -----------      -----------

Cash flows from financing activities:
     Proceeds from borrowings...........           20                --               --               (20)              --
     Repayment of debt..................       (3,300)               --           (8,626)            1,579          (10,347)
     Repurchase of common stock.........       (3,888)               --               --                --           (3,888)
     Issuance of common stock...........          113                --               --                --              113
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     financing activities...............       (7,055)               --           (8,626)            1,559          (14,122)
                                          -----------       -----------      -----------       -----------      -----------

Effect of exchange rate changes in cash.           --                --               (3)               --               (3)
                                          -----------       -----------      ------------      -----------      -----------

Net increase (decrease) in cash and
     cash equivalents...................       (2,176)            2,404           13,546                --           13,774

Cash and cash equivalents
     at beginning of period.............       34,264             5,192           16,620                --           56,076
                                          -----------       -----------      -----------       -----------      -----------

Cash and cash equivalents
      at end of period..................  $    32,088       $     7,596      $    30,166       $        --      $    69,850
                                          ===========       ===========      ===========       ===========      ===========

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1998

                                             Parent                               Non-
                                             Company          Guarantor       Guarantor
                                              Only          Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                           ----------       -----------      -----------       -----------      -----------
ASSETS
   Current assets:
      Cash and cash equivalents........... $   34,264       $     5,192      $    16,620       $        --      $    56,076
      Accounts receivable.................        599            23,908           63,065            (2,029)          85,543
      Inventories.........................         --            31,998           44,141                --           76,139
      Prepaid expenses....................        304               663            4,575                --            5,542
                                           ----------       -----------      -----------       -----------      -----------
         Total current assets.............     35,167            61,761          128,401            (2,029)         223,300

   Intercompany investment................    218,143                --               --          (218,143)              --
   Investments in unconsolidated entities.      1,108               229            6,529                --            7,866
   Intercompany notes receivable..........    221,130             2,674            1,441          (225,245)              --

   Property and equipment--at cost:
      Land and buildings..................         --             3,174            9,914                --           13,088
      Aircraft and equipment..............      3,642           145,648          407,028                --          556,318
                                           ----------       -----------      -----------       -----------      -----------
                                                3,642           148,822          416,942                --          569,406
   Less:  Accumulated depreciation
         and amortization.................     (2,657)          (65,050)         (30,560)               --          (98,267)
                                           ----------       -----------      -----------       -----------      -----------
                                                  985            83,772          386,382                --          471,139
   Other assets...........................     13,447            19,781              368               110           33,706
                                           ----------       -----------      -----------       -----------      -----------

                                           $  489,980       $   168,217      $   523,121       $  (445,307)     $   736,011
                                           ==========       ===========      ===========       ===========      ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
   Current liabilities:
      Accounts payable.................... $       46       $     4,389      $    26,589       $        --      $    31,024
      Accrued liabilities.................      6,027             8,818           30,037            (2,270)          42,612
      Deferred taxes......................         --                --           18,335                --           18,335
      Current maturities of long-term debt      2,569                --            6,124                --            8,693
                                           ----------       -----------      -----------       -----------      -----------
         Total current liabilities........      8,642            13,207           81,085            (2,270)         100,664

   Long-term debt, less current maturities    195,374                --           56,186                --          251,560
   Intercompany notes payable.............      2,500                --          222,505          (225,005)              --
   Deferred credits.......................         --                --              594                --              594
   Deferred taxes.........................     (4,077)           27,730           69,802                --           93,455
   Minority interest......................      9,853                --               --                --            9,853

   Stockholders' investment:
      Common stock........................        219             4,048            1,384            (5,432)             219
      Additional paid-in capital..........    123,061            58,318           19,071           (77,389)         123,061
      Retained earnings...................    152,194            64,914           72,394          (137,308)         152,194
      Cumulative translation adjustment...      2,214                --              100             2,097            4,411
                                           ----------       -----------      -----------       -----------      -----------
                                              277,688           127,280           92,949          (218,032)         279,885
                                           ----------       -----------      -----------       -----------      -----------
                                           $  489,980       $   168,217      $   523,121       $  (445,307)     $   736,011
                                           ==========       ===========      ===========       ===========      ===========

            Supplemental Condensed Consolidating Statement of Income

                       Nine Months Ended December 31, 1997

                                             Parent                               Non-
                                             Company          Guarantor       Guarantor
                                              Only          Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                           ----------       -----------      -----------       -----------      -----------
GROSS REVENUE
Operating revenue......................... $       16       $   106,135      $   214,818       $        --      $   320,969
Intercompany revenue......................         --             7,698              182            (7,880)              --
Gain (loss) on disposal of equipment......         --              (688)             215                --             (473)
                                           ----------       -----------      -----------       -----------      -----------
                                                   16           113,145          215,215            (7,880)         320,496
OPERATING EXPENSES
Direct cost...............................          7            82,724          151,172                --          233,903
Intercompany expense......................         --               182            7,698            (7,880)              --
Depreciation and amortization.............        402             6,640           17,359                --           24,401
General and administrative................      4,518             3,793           12,206                --           20,517
                                           ----------       -----------      -----------       -----------      -----------
                                                4,927            93,339          188,435            (7,880)         278,821
                                           ----------       -----------      -----------       -----------      -----------

OPERATING INCOME..........................     (4,911)           19,806           26,780                --           41,675

Earnings from unconsolidated entities.....     19,945                --            5,000           (19,939)           5,006
Interest income...........................     13,972               197            1,066           (13,084)           2,151
Interest expense..........................      4,542                --           24,126           (13,084)          15,584
                                           ----------       -----------      -----------       -----------      -----------

INCOME FROM CONTINUING
      OPERATIONS BEFORE PROVISION
      FOR INCOME TAXES....................     24,464            20,003            8,720           (19,939)          33,248
Allocation of consolidated income taxes...      1,184             6,449            2,340                --            9,973
Minority interest.........................       (765)               --                5                --             (760)
                                           ----------       -----------      -----------       -----------      -----------

INCOME FROM CONTINUING OPERATIONS.........     22,515            13,554            6,385           (19,939)          22,515
Discontinued operations:
      Income (loss) from CPS operations...        154                --               47               (47)             154
                                           ----------       -----------      -----------       -----------      -----------

NET INCOME................................ $   22,669       $    13,554      $     6,432       $   (19,986)     $    22,669
                                           ==========       ===========      ===========       ===========      ===========

          Supplemental Condensed Consolidating Statement of Cash Flows

                       Nine Months Ended December 31, 1997

                                              Parent                              Non-
                                              Company         Guarantor       Guarantor
                                               Only         Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                            ----------      -----------      -----------       -----------      -----------
Net cash provided by (used in)
      operating activities................. $  (27,348)     $    18,547      $    44,134       $    21,439      $    56,772
                                            ----------      -----------      -----------       -----------      -----------

Cash flows from investing activities:
      Capital expenditures.................         --          (19,569)         (39,691)               --          (59,260)
      Proceeds from asset dispositions.....         --            1,102            9,438                --           10,540
      Proceeds from CPS disposal...........         --               --            5,700                --            5,700
      Acquisitions, net of cash received...         --               --             (353)               --             (353)
                                            ----------      -----------      -----------       -----------      -----------
Net cash used in investing activities......         --          (18,467)         (24,906)               --          (43,373)
                                            ----------      -----------      -----------       -----------      -----------

Cash flows from financing activities:
      Proceeds from borrowings.............      1,500               --           47,059           (21,439)          27,120
      Repayment of debt....................         --               --          (55,844)               --          (55,844)
      Issuance of common stock.............      7,723               --               --                --            7,723
                                            ----------      -----------      -----------       -----------      -----------
Net cash provided by (used in) financing
      activities...........................      9,223               --           (8,785)          (21,439)         (21,001)
                                            ----------      -----------      -----------       -----------      -----------

Effect of exchange rate changes in cash....         --               --              404                --              404
                                            ----------      -----------      -----------       -----------      -----------

Net increase (decrease) in
      cash and cash equivalents............    (18,125)              80           10,847                --           (7,198)

Cash and cash equivalents
      at beginning of period...............     21,459            3,545            4,825                --           29,829
                                            ----------      -----------      -----------       -----------      -----------

Cash and cash equivalents
       at end of period.................... $    3,334      $     3,625      $    15,672       $        --      $    22,631
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

Results of Operations

        A summary of operating results for the applicable periods is as follows (in thousands of dollars):

                                                   Three Months Ended             Nine Months Ended
                                                      December 31,                  December 31,
                                              --------------------------    -------------------------
                                                   1998           1997         1998            1997
                                              ------------     ---------    -----------    ----------
Gross revenue................................ $    116,190     $ 112,950    $   362,911    $  320,496
Operating expenses...........................      107,521        98,972        323,928       278,821
                                              ------------     ---------    -----------    ----------

Operating income.............................        8,669        13,978         38,983        41,675

Earnings from unconsolidated entities........        1,909         2,289          4,514         5,006
Interest income (expense), net...............       (3,944)       (4,518)       (12,291)      (13,433)
                                              ------------     ---------    -----------    ----------

Income before provision for income taxes.....        6,634        11,749         31,206        33,248
Provision for income taxes...................        1,988         3,524          9,362         9,973
Minority interest............................         (325)         (262)          (954)         (760)
Discontinued operations......................           --            --             --           154
                                              ------------     ---------    -----------    ----------
Net income................................... $      4,321     $   7,963    $    20,890    $   22,669
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

The following table sets forth certain operating information from helicopter activities.

                                                    Three Months Ended            Nine Months Ended
                                                       December 31,                 December 31,
                                               -------------------------    -------------------------
                                                    1998          1997          1998           1997
                                               -----------    ----------    -----------   -----------
                                                         (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Air Log...................................       28,995        33,286         94,834       106,875
   Bristow...................................       26,958        24,616         82,650        73,077
                                               -----------    ----------    -----------   -----------
      Total Helicopter Activities............       55,953        57,902        177,484       179,952
                                               ===========    ==========    ===========   ===========

Operating revenues:
   Air Log...................................  $    30,268    $   31,133    $    97,178   $    92,843
   Bristow...................................       76,301        71,963        235,449       198,987
   Eliminations..............................         (173)         (148)          (591)         (442)
                                               -----------    ----------    -----------   -----------
      Total Helicopter Activities............  $   106,396    $  102,948    $   332,036   $   291,388
                                               ===========    ==========    ===========   ===========

Operating income, excluding gain or loss on
  disposal of equipment:
   Air Log...................................  $     7,732    $    6,760    $    21,349   $    22,959
   Bristow...................................          478         7,301         15,878        19,316
                                               -----------    ----------    -----------   -----------
      Total Helicopter Activities............  $     8,210    $   14,061    $    37,227   $    42,275
                                               ===========    ==========    ===========   ===========

Gross margin, excluding gain or loss on
  disposal of equipment:
   Air Log...................................        25.5%         21.7%          22.0%         24.7%
   Bristow...................................         0.6%         10.1%           6.7%          9.7%
      Total Helicopter Activities............         7.7%         13.7%          11.2%         14.5%



        Results from the December quarter reflect reductions in the Company's activity levels as many customers in both the Gulf of Mexico and the North Sea re-evaluate their expenditure plans due to the continued low level of hydrocarbon prices.

        Gulf of Mexico flight activity declined 12% from the same three and nine month periods in the prior year. Operating revenues in the Gulf of Mexico decreased 4% for the three months ended December 31, 1998 compared to the same period in the prior year and increased 5% for the nine months then ended. Rate increases obtained during fiscal 1998 had a positive impact on operating revenues during the three months and nine months ended December 31, 1998 and helped reduce the impact of decreased flight activity. Operating costs associated with Gulf of Mexico operations decreased 7% from the same three-month period in the prior year and increased 11% from the same nine-month period in the prior year. Operating costs for the nine months ended December 31, 1998 were adversely impacted by increased costs due to aircraft and personnel added to meet expected increased flight activity in fiscal 1999. In addition, the Company implemented a pay increase to a significant portion of the Company's personnel in April 1998 to meet wage levels prevailing in the market. The reduction in flight activity was due to customers discontinuing exploration and production activities in light of the extended period of low hydrocarbon prices. In July 1998, the Company implemented a cost containment program that included delayed acceptance of additional aircraft, procedures to reduce maintenance expense, a hiring freeze and prior approval for overtime. These measures restored Air Log's operating margins to near historical levels and for the December quarter, aligned operating costs with the reduction in flight activity. Operating income from Gulf of Mexico operations was $5.6 million and $13.4 million for the three months and nine months ended December 31, 1998, respectively, compared to $5.1 million and $16.3 million for the three months and nine months ended December 31, 1997, respectively.

        Bristow's flight hours for the three months and nine months ended December 31, 1998 were 26,958 and 82,650, respectively - a 9% and 13% increase from the same periods in the prior year. Operating revenues for the three months and nine months ended December 31, 1998 were $76.3 million and $235.4 million, respectively; an increase of 6% and 18% from the same periods in the prior year. These increases in flight hours and revenues are due primarily to the start of the previously announced contract with Shell UK Exploration and Production in the North Sea on July 1, 1998. However, flight activity levels in the North Sea began to experience the impact of reduced hydrocarbon prices during the December quarter. Additionally, operating costs for Bristow increased 17% and 22% for the three months and nine months ended December 31, 1998, respectively, as Bristow was unable to reduce operating costs during the quarter to adjust to the reduced demand for its services. In addition, maintenance expense increased sharply due to the timing of repairs for certain major components. As a result, operating income attributable to Bristow was $0.5 million and $15.9 million for the three months and nine months ended December 31, 1998, respectively compared to $7.3 million and $19.3 million in the prior year.

        International operating revenues from Air Log for the three months and nine months ended December 31, 1998 were $4.9 million and $15.6 million, respectively. International operating income from Air Log for the three months and nine months ended December 31, 1998 was $1.8 million and $6.0 million, respectively.

Production Management Services

        Operating revenues for GPM were $10.3 million and $31.8 million for the three months and nine months ended December 31, 1998, respectively. Operating expenses for GPM were $9.6 million and $29.6 million for the three months and nine months ended December 31, 1998, respectively. GPM operating income was $0.7 million and $2.2 million for the three months and nine months ended December 31, 1998, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents were $69.9 million as of December 31, 1998, a $13.8 million increase from March 31, 1998. Working capital as of December 31, 1998 was $136.2 million, a $13.6 million increase from March 31, 1998. Total debt was $249.8 million as of December 31, 1998.

        Capital expenditures during the nine months ended December 31, 1998 of $21.1 million included one AS332L -Super Puma, three new Bell 407's and deposits on two new AS332L - Super Pumas. The Company used existing cash to purchase these aircraft.

        In July 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company's Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to effect repurchases of common stock and/or debt securities as they deem prudent. During the nine months ended December 31, 1998, the Company repurchased 400,000 shares of Common Stock and $3.3 million face value of 6% Convertible Subordinated Notes in the open market for a total purchase price of $6.7 million.

        As of December 31, 1998, Bristow had a (pound)15 million ($24.9 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2000. Bristow had no funds drawn under this facility as of December 31, 1998. As of December 31, 1998, the Company had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 1999. Management believes that normal operations and other available financing will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

        The effective income tax rates from continuing operations were approximately 30% for the nine months ended December 31, 1998 and 1997. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income.

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

Year 2000 Matters

        The Company is in the process of addressing its year 2000 exposure. The scope of management's efforts includes both information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, and non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems. The Company is currently in the replacement and remediation phase of its efforts and expects (based on management's best estimates) to have year 2000 compliant IT and non-IT systems operating by July, 1999. There can be no guarantee however, that this estimated timetable will be achieved. Management is also investigating the year 2000 exposure posed by its significant vendors and customers. Currently, the Company does not have any IT or non-IT systems which directly interface with either its vendors' or customers' systems. Accordingly, the Company's exposure will result from its significant vendors' and customers' potential inability to achieve year 2000 compliance. Were this to occur, the Company could experience a disruption in the supply of needed parts and repair services and/or diminished demand for the Company's aircraft, either of which could have a material impact on the Company's business. Management has begun a process to contact its significant vendors and customers to ascertain their state of readiness and expects to conclude this process by March, 1999. No assurances can be given that the Company's significant vendors and customers will not cause disruption to the Company's operations. To date, the Company has spent $186,000 on its replacement and remediation efforts and expects to incur an additional $300,000 before its efforts are complete. The Company has not developed a contingency plan for the prospect that it or any of its significant vendors and customers may be unable to achieve year 2000 compliance. Management will determine the need for such a plan as more information is obtained from the efforts in progress.

Forward Looking

        This report contains "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein other than statements of historical fact are forward-looking statements.

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

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

(a)   Listed below are the documents filed as exhibits to this report:

      Exhibit:

      27.  Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no Form 8-K filings during the quarter ended December 31, 1998.

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


                                            DATE:  February 12, 1999




                                            BY:     /s/ Drury A. Milke
                                                   ---------------------
                                                   DRURY A. MILKE
                                                   Chief Financial Officer


                                            DATE:  February 12, 1999