Form 10-K405
period 1999-03-31
OFFSHORE LOGISTICS INC
filed 1999-06-29
CIK 73887

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K
             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended March 31, 1999

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
                                                      YES X      NO
                                                         ----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 29, 1999 was $223,252,436.

     The number of shares outstanding of the registrant's Common Stock as of May 29, 1999 was 21,103,421.


                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 1999, are incorporated by reference into Part III hereof.


==============================================================================

                           OFFSHORE LOGISTICS, INC.
                               INDEX--FORM 10-K



                                    PART I

                                                                         Page
Item 1. Business ..........................................................1

Item 2. Properties.........................................................6

Item 3. Legal Proceedings..................................................7

Item 4. Submission of Matters to a Vote of Security Holders................8



                                   PART II

Item 5. Market for the  Registrant's  Common  Equity and  Related
        Stockholder Matters............................................... 9

Item 6. Selected Financial Data ...........................................9

Item 7. Management's  Discussion  and  Analysis of Financial Condition
        and Results of Operations.........................................10

Item 7a.Quantitative and Qualitative Disclosures about Market Risk........16

Item 8. Consolidated Financial Statements and Supplementary Data..........17

Item 9. Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................49



                                   PART III

Item 10. Directors and Executive Officers of the Registrant ..............49

Item 11. Executive Compensation ..........................................49

Item 12. Security Ownership of Certain Beneficial Owners and Management...49

Item 13. Certain Relationships and Related Transactions ..................49



                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..50


Signatures................................................................54

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

     The Company, through its Air Logistics subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. See Note C in "Notes to Consolidated Financial Statements" for discussion of the Company's investment in Bristow. At March 31, 1999, Air Log's and Bristow's operations included 373 aircraft (including 78 aircraft operated through unconsolidated entities).

     Through a series of transactions in 1993 and 1994, the Company expanded its operations to include production management services. In September 1994, Grasso Production Management, Inc. ("GPM") became a wholly-owned subsidiary of the Company.

     See Note K in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating profit and identifiable assets by industry segment and geographical distribution for the years ended March 31, 1999 and 1998 and the nine month period ended March 31, 1997.

                                  FISCAL YEAR CHANGE

     On May 1, 1997, the Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, effective for the nine month period ended March 31, 1997. As a result of this change in year end, this report includes the fiscal years ended March 31, 1999 and 1998 and the nine month fiscal transition period from July 1, 1996 through March 31, 1997.

                              FORWARD LOOKING STATEMENTS

     This report  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements herein regarding the timing of future events regarding the Company's operations, the statements under "Helicopter Activities -- United States Operations" regarding the ability of the Company to better manage its helicopter fleet, under "Production Management Services -- Customers" and "Production Management Services -- Competition" regarding outsourcing and cost structure and the market for production management operations, under "General -- Union Activities" regarding the effect of the Company's pilots electing to be represented by a union, under "Legal Proceedings" regarding the Company's potential liability on environmental claims, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Helicopter Activities" regarding, respectively, concentration and globalization of the helicopter industry, restructuring of the oil and gas industry, decreased levels of activity and their effects on the Company's future prospects, the estimated compensation increases resulting from the union contract with the Company's pilots, and the estimation of annual revenue from a contract not yet fully phased-in and the effect of such contract and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Year 2000 Matters" regarding, respectively, the Company's anticipated future financial position and cash requirements and the impact of Year 2000 compliance.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions, the ability to achieve reduced operating expenses and ability to achieve Year 2000 compliance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The following table sets forth the number and type of aircraft operated by Air Log and Bristow at the end of the past three fiscal years.

                           Passenger  Speed   March 31,   March 31,   March 31,
Type                       Capacity   (MPH)     1999       1998        1997
-------------------------  ---------  -----   --------    ---------   --------
AS332L Super Puma........     18       160       33         30          29
Sikorsky S-61............     19       135       17         17          17
Bell 214ST...............     18       150        6          6           5
Puma SA 330J.............     16       150        2          2           2
Sikorsky S-76............     12       160       41         41          36
Bell 212.................     12       115       42         42          44
Bell 412.................     12       140        6          6           6
Bo - 105.................      4       125       19         21          22
AS335 Twinstar...........      5       135        9         10          10
Bell 407.................      6       130       19         16           3
Bell 206L Series.........      6       125       66         68          71
Bell 206B Jet Ranger.....      4       115       21         24          26
Other....................                        14         18          17
                                                ---        ---         ---
                                                295        301         288
                                                ===        ===         ===

     At March 31, 1999, Air Log and Bristow owned or employed pursuant to a capital lease arrangement 291 of the 295 aircraft that are operated. The following table sets forth certain information concerning the 291 aircraft.

                                                    As of
                                                 March 31, 1999
                                             --------------------------
                                                               Net
Type                                           Number       Book Value
-------------------------------------------    ------       ----------
                                                               (000's)
AS332L Super Puma..........................      31          $ 211,863
Sikorsky S-61..............................      17             38,283
Bell 214ST.................................       6             12,786
Puma SA 330J...............................       2              2,678
Sikorsky S-76..............................      39             47,995
Bell 212...................................      42             38,329
Bell 412...................................       6              6,497
Bo - 105...................................      19              5,799
AS335 Twinstar.............................       9              2,528
Bell 407...................................      19             23,513
Bell 206L Series...........................      66             17,558
Bell 206B Jet Ranger.......................      21              1,547
Other......................................       7             10,092
                                                ---          ---------
                                                284            419,468
Fixed Wing.................................       7              1,544
                                                ---          ---------
                                                291          $ 421,012
                                                ===          =========

   In addition to the foregoing 291 aircraft, at March 31, 1999, Air Log and Bristow operated 4 aircraft pursuant to operating lease arrangements. Bristow provides engineering and administrative support to 47 aircraft operated in an unconsolidated entity involved in military training. Air Log and Bristow also provide services and technical support to other unconsolidated entities that operate 26 helicopters of various types and 5 fixed wing aircraft.

United States Operations

     The United States ("U.S.") helicopter activities are conducted primarily from operating facilities along the Gulf of Mexico. As of March 31, 1999, Air Log operated 143 aircraft in that area. Air Log also operates 12 aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of other markets for helicopter services distinguishes the Company's business from other segments of the oil service industry. Other markets for helicopters include emergency medical transportation, agricultural and forestry support and general aviation activities. These other markets enable the Company to better manage its helicopter fleet by providing both a source of additional aircraft during times of high demand and potential purchasers for excess Company aircraft during times of reduced demand.

United Kingdom/Europe Operations

     During 1997, the Company expanded its presence in the United Kingdom and Europe through its investment in Bristow. As of March 31, 1999, 66 aircraft were being operated by Bristow in the United Kingdom and Europe, mainly in the North Sea offshore market. These activities are primarily dependent upon activity levels in the offshore oil and gas production, exploration and construction industries and search and rescue needs in that area.

     Bristow also has a 50% interest in an unconsolidated entity that has a 15 year contract to provide pilot training and maintenance services to the British military. This entity purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997.

Other International Operations

     Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of March 31, 1999, Air Log and Bristow operated 74 of their aircraft in locations outside the United States and Europe. Air Log operated 17 helicopters in Brazil, Colombia, Egypt and Mexico. Bristow operated 23 aircraft in Africa and 34 aircraft elsewhere throughout the world.

     In addition to its direct operations in international areas, Air Log has service agreements with, and equity interests in, entities that operate 31 aircraft in Egypt and Mexico. Air Log provides services and technical support to these entities and, from time to time, leases aircraft to these entities as additional support for these operations.

Customers

     The principal customers for the Company's helicopter activities are national and international petroleum and offshore construction companies. During 1999, 1998, and 1997, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

Competition

     The helicopter transportation business is highly competitive on a worldwide basis. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary experience, equipment and resources. The technical requirements of operating helicopters offshore have increased as oil and gas activities have moved into deeper water requiring more sophisticated aircraft to service the market. As it is difficult to maintain an adequate shorebased and offshore infrastructure and provide the working capital required to conduct such operations, the number of new entrants into the Gulf of Mexico market has been few. One of Air Log's competitors has substantially more helicopters in service in the Gulf of Mexico. The harsh conditions in the North Sea demand larger, more sophisticated helicopters to conduct operations. Bristow has two significant competitors in the North Sea.

Industry Hazards and Insurance

     Hazards, such as adverse weather and marine conditions, crashes, collisions and fire are inherent in the offshore transportation industry, and may result in losses of equipment, revenues or death of personnel.

     Air Log and Bristow maintain Hull and Liability insurance, which generally insures them against certain legal liabilities to others, as well as damage to their aircraft. It is also their policy to carry insurance for or require their customers to provide indemnification against expropriation, war risk and confiscation of their helicopters employed in international operations. There is no assurance that in the future they will be able to maintain their existing coverage or that the related premiums will not increase substantially.

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

     Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that Air Log's aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. At March 31, 1999, the Company had approximately 1,350,346 common shares held by persons with foreign addresses representing approximately 6.4% of the 21,103,421 common shares outstanding.

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

     The CAA regulates the flight operations of Bristow, and in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of Bristow's operations. Accident investigations are carried out by the Air Accident Investigation Branch of the Department of the Environment, Transport and the Regions. The CAA often imposes improved safety standards on the basis of a report of the Inspector.

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

Currency Fluctuations

     Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). For the year ended March 31, 1999, approximately 51% of consolidated operating revenues were translated from pounds into the United States Dollar. In addition, a portion of Bristow's revenues are denominated in other currencies (including Australian Dollars, French Francs, Nigerian Naira and Trinidad and Tobago Dollars) to cover expenses in the areas and/or currencies in which such expenses are incurred. To the extent operating revenues are denominated in the same currency as operating expenses, the Company can reduce its vulnerability to exchange rate fluctuations. Because the Company maintains its financial statements in United States Dollars, it is vulnerable to fluctuations in the exchange rate between the pound and the United States Dollar.


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

Operations

     GPM's production management services are conducted primarily from production facilities in the Gulf of Mexico. As of March 31, 1999, GPM managed or had personnel assigned to 217 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

Customers

     GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to out-source services provided by companies such as GPM which are able to operate more efficiently and with a lower cost structure. This allows the customers to focus their efforts on their core activities, which is the exploration for and development of oil and gas reserves. During 1999, 1998 and 1997, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

Competition

     GPM's business is highly competitive. There are a number of competitors that are smaller than GPM but maintain a Gulf-wide presence. In addition, there are many smaller operators that compete on a local basis or for single projects or jobs. Management of the Company anticipates that the market for oil and gas production management operations will continue to increase over the next few years as oil and gas producing companies continue to reduce the size of field personnel and further utilize outside contractors as efforts to reduce their operating costs continue. Typically, GPM will be requested to bid on one or more production facilities owned by an oil and gas producer. The two key elements in the pricing of the bid are personnel and transportation costs. In addition to price, an additional consideration is the quality of personnel, training programs, safety record and stability of the operator since this can greatly affect the revenue flow to the producer and reduce the risk of possible damage to the production facility. There are no assurances that an increase in the market for production management services will occur.

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


                                     GENERAL

Employees

     As of March 31, 1999 Air Log, Bristow and GPM employed 659, 2,067 and 546 employees worldwide, respectively. The Company's corporate staff consisted of 23 employees.

Union Activities

     On August 6, 1997, the U.S. pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and on April 15, 1999 announced that it had reached a tentative agreement with pilot representatives on the contract's provisions. The contract calls for a four year term beginning May 18, 1999. The contract provides the pilots with scheduled increases in base pay and other fringe benefit enhancements and provides the Company with strike protection and certain other rights to allow it to continue to manage its business. The contract was ratified on May 18, 1999 by a 96% affirmative vote of the pilot employees and on May 26, 1999, by a unanimous affirmative vote of the Company's Board of Directors.

     In January 1998, the OPEIU petitioned the National Mediation Board ("NMB") to organize the Company's domestic mechanics and ground support personnel. Certain objections to this petition were filed and the NMB dismissed the OPEIU application on May 12, 1998. Under the Federal labor law rules, the union is prohibited from petitioning the NMB for one year from date of dismissal. To date, no subsequent petitions have been filed with the NMB.

     The Company does not believe that the terms of the pilots' contract or other potential organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.


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

    Bristow leases land and facilities at Redhill Aerodrome near London, England under a lease expiring in 2075. Leases of various hangars, offices and aviation fuel facilities at Redhill Aerodrome expire during 2003.

    Bristow leases a helicopter terminal, offices and hangar facilities at Aberdeen Airport, Scotland under a lease expiring in 2013 with an option to extend to 2023. Additional hangar and office facilities at Aberdeen Airport are maintained under a lease expiring in 2030.

    Bristow leases various hangars and terminal access at North Denes Airport near Great Yarmouth, England under a lease expiring in 2014.

    Bristow leases office space and hangar facilities at Sumburgh Airport in Sumburgh, Shetland under a lease expiring in 1999 with renewal options through 2019, and at Unst in Shetland under a lease expiring in 1999 with a renewal option to 2004.

    Bristow owns and leases numerous residential locations near its operating bases in the United Kingdom, Australia, China, Nigeria, and in the Caribbean primarily for housing pilots and staff supporting those areas of operation.

    GPM's Corporate offices occupy 6,000 square feet in a building in Houston, Texas, under a lease expiring in 2002. Other office and operating facilities along the Gulf of Mexico are held under leases, the rental obligations under which are not material in the aggregate.


ITEM 3.   Legal Proceedings

    In January 1989, the Company received notice from the United States Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") for clean up and other response costs at the Sheridan Disposal
Services Superfund Site in Waller County, Texas. The Company is among approximately 160 PRPs identified with respect to the site. The EPA has estimated that the cost of remedial activities at the site will be approximately $30 million. In August 1989, the Company received a similar notice with respect to the Gulf Coast Vacuum Services Site, which is near Abbeville, Louisiana. The Company is among over 300 PRPs identified with respect to this site. The EPA alleged that the Company was a generator or transporter of hazardous substances found at the two sites. In February 1991, the Company received a request for information from the EPA relating to the Western Sand and Gravel Superfund Site in Rhode Island, as to which the Company had been named a PRP after an earlier request for information from the EPA issued in 1983 - 1984. During 1997, the Company executed a consent decree with the EPA and settlement documents with the Performing Parties with respect to the Company's previous exposure at the D.L. Mudd site. Costs incurred were nominal.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Registrant

    All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company as of June 29, 1999, were as follows:

Name                  Age Position Held with Registrant
-------------------   --- --------------------------------------------
George M. Small.......54  President and Director
Drury A. Milke........41  Vice President, Chief Financial Officer and Secretary
Gene Graves...........50  Vice President -- Marketing
Hans J. Albert........57  Vice President -- International Aviation
Neill Osborne.........50  Vice President -- Domestic Aviation
Patricia M. Como......38  Corporate Treasurer
E. H. Underwood III...42  General Counsel
H. Eddy Dupuis........34  Corporate Controller and Assistant Secretary

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

     Mr. Graves joined the Company in 1993 as Vice President -- Aviation Marketing and was elected Vice President -- Domestic Aviation in 1994 and Vice President -- Marketing in 1998. Prior to joining the Company, Mr. Graves had 26 years experience in the commercial helicopter service business in the Gulf of Mexico as Vice President -- Marketing and several operating positions.

     Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice President in 1987. Mr. Albert has thirty-three years of experience in the aviation industry.

     Mr. Osborne joined the Company in 1993 as Director of Operations for Air Logistics and was elected Vice President -- Domestic Aviation in 1998. Prior to joining the Company, Mr. Osborne had 24 years of aviation experience as a pilot and a manager. Mr. Osborne is the immediate past Chairman of the Helicopter Association International and the current Vice Chairman of the International Federation of Helicopter Associations.

     Mrs. Como joined the Company in 1990 as Controller and was elected Treasurer during 1998. Prior to joining the Company, Mrs. Como was a Manager with Arthur Andersen LLP. She is a CPA.

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

                                         March 31, 1999        March 31, 1998
                                        ------------------     ---------------
                                         High        Low        High     Low
                                        --------    ------     ------   ------
     First Quarter..................... 25 13/16    17         21 5/8   14 3/4
     Second Quarter.................... 18  5/8      8 3/4     21 5/8   16 1/4
     Third Quarter..................... 18           9 5/8     25 1/4   17 1/2
     Fourth Quarter.................... 13           8 1/2     21 7/8   16

     The approximate number of holders of record of Common Stock as of May 29, 1999 was 2,000.

     On January 27, 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008. The terms of the Senior Notes restrict payment of cash dividends to shareholders. The Company has not paid dividends on its Common Stock since January 1984.

ITEM 6.   Selected Financial Data

     The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The information presented reflects Cathodic Protection Services Company ("CPS") as a discontinued operation. See Note E in "Notes to Consolidated Financial Statements."

                                              Year Ended March 31,       Nine Months       Year Ended June 30,
                                          ---------------------------   Ended March 31,  ------------------------
                                               1999           1998          1997 (2)         1996       1995 (1)
                                          -------------   -----------    -----------     -----------  -----------
                                                          (in thousands, except per share data)
Statement of Operations Data:
Operating revenues......................  $     466,440   $   426,893    $   167,128     $   117,289  $   118,336
                                          =============   ===========    ===========     ===========  ===========
Income from continuing operations.......  $      20,920   $    31,254    $    17,625     $    15,024  $    18,962
                                          =============   ===========    ===========     ===========  ===========
Net income..............................  $      20,920   $    31,408    $    17,232     $    15,276  $    18,450
                                          =============   ===========    ===========     ===========  ===========

Basic earnings per common share: (3)
   Income from continuing operations....  $        0.97   $      1.45    $      0.88     $      0.77  $      1.00
                                          =============   ===========    ===========     ===========  ===========
   Net income...........................  $        0.97   $      1.46    $      0.86     $      0.78  $      0.97
                                          =============   ===========    ===========     ===========  ===========

Diluted earnings per common share: (3)
   Income from continuing operations....  $        0.97   $      1.35    $      0.85     $      0.76  $      0.98
                                          =============   ===========    ===========     ===========  ===========
   Net Income...........................  $        0.97   $      1.36    $      0.83     $      0.77  $      0.96
                                          =============   ===========    ===========     ===========  ===========

Balance Sheet Data:
   Total assets.........................  $     732,030   $   736,011    $   674,213     $   230,741  $   217,983
                                          =============   ===========    ===========     ===========  ===========
   Long-term obligations:
   Long-term debt.......................  $     233,615   $   251,560    $   199,631     $        --  $        --
                                          =============   ===========    ===========     ===========  ===========

Cash dividends declared per
   common share.........................  $          --   $        --    $        --     $        --  $        --
                                          =============   ===========    ===========     ===========  ===========


(1) Includes financial data for GPM after the effective date of the investment on September 16, 1994.

(2) Includes financial data for Bristow after the effective date of the investment on December 19, 1996 (See Note C in "Notes to Consolidated Financial Statements").

(3) Earnings per share amounts for the nine months ended March 31, 1997 and for the years ended June 30, 1996 and 1995 have been restated for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per share."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. In December 1996, the Company expanded its aviation services and related operations through its investment in Bristow Aviation Holdings Limited ("Bristow") (see Note C in the "Notes to the Consolidated Financial Statements" for a complete discussion of this investment). The investment in Bristow was influenced by the Company's belief that the globalization of helicopter operators had begun with the then recent acquisitions and consolidations completed by two of its major international competitors. The Company believes that this trend will continue and accelerate as helicopter operators seek to broaden their exposure to international markets in order to better serve their customers and increase their access and influence with financial markets, insurance markets and other suppliers. The combined helicopter activities of the Company's Air Logistics subsidiaries (Air Log) and that of Bristow, together with its investment in unconsolidated entities, results in an operating fleet of 373 aircraft servicing the major oil and gas markets of the world.

     The Company also provides production management services to the domestic offshore oil and gas industry through its wholly owned subsidiary, Grasso Production Management, Inc. (GPM). GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. The Company's investment in GPM was influenced by its belief that a restructuring in the United States oil and gas industry was taking place, and is continuing, creating opportunities to provide production management services to both independent and major oil companies as they either grow, contract or re-focus their activities accordingly.

     The level of worldwide offshore oil and gas exploration, development and production activity has traditionally influenced demand for the Company's services. This was clearly evident during fiscal year 1999 when the oil and gas industry experienced a significant downturn. A market over-supply of oil caused prices to decline to their lowest level in over 12 years. This protracted decline in commodity prices resulted in oil companies' canceling or deferring a significant portion of their current and planned exploration and development activities, and, accordingly, reduced demand for helicopter services in certain markets and increased rate pressure from customers in other markets. Additionally, oil companies sought to lower their internal and external production costs through initiatives to reduce excess costs and make more efficient use of contracted third party services. Another factor affecting exploration, development and production activity is the merger activity among both major and independent oil companies, as these organizations attempt to increase their efficiencies. Generally, only the most promising exploration and development projects from each merged entity will be pursued, resulting in overall lower post merger exploration and development budgets.

     The Company has no way of predicting the activity levels of either the oil and gas industry in general or that of its specific customers. However, management does believe that it may take some period of higher sustained commodity prices before the industry commits resources for new exploration and development activities, and, consequently, helicopter transportation services.

Results of Operations

     Operating results and other income statement information for the years ended March 31, 1999 and 1998 and the nine month period ended March 31, 1997 follows (in thousands of dollars):

                                                 Year Ended          Nine Months
                                                  March 31,            Ended
                                            ----------------------    March 31,
                                               1999        1998          1997
                                            ---------    ---------    ---------
Operating revenues........................  $ 466,440    $ 426,893    $ 167,128
Gain (loss) on disposal of equipment.......     2,400         (238)       1,222
                                            ---------    ---------    ---------
                                              468,840      426,655      168,350
                                            ---------    ---------    ---------

Direct cost................................   363,272      311,641      119,106
Depreciation and amortization..............    32,742       32,240       12,624
General and administrative.................    29,847       26,310       11,406
                                            ---------    ---------    ---------
                                              425,861      370,191      143,136
                                            ---------    ---------    ---------

Operating income..........................     42,979       56,464       25,214

Earnings from unconsolidated entities.....      5,104        7,205        2,602
Interest income (expense), net............    (16,351)     (17,555)      (2,228)
                                            ---------   ----------  -----------
Income before provision for income taxes..     31,732       46,114       25,588
Provision for income taxes................      9,509       13,833        7,675
Minority interest.........................     (1,303)      (1,027)        (288)
Discontinued operations...................         --          154         (393)
                                            ---------    ---------    ---------
Net income................................  $  20,920    $  31,408    $  17,232
                                            =========    =========    =========

    Consistent with the presentation of segment information in Note K in the "Notes to Consolidated Financial Statements", the following table sets forth certain operating information which will form the basis for discussion of each of the two identified segments, Helicopter Activities and Production Management and Related Services. In order to ease comparison of current and prior year information, the table includes information for the twelve months ended March 31, 1997. Also shown, as presented in the prior year, is the nine months ended March 31, 1997. See "Business - Fiscal Year Change" for a discussion of the change in the Company's fiscal year.

                                                                                                    Nine
                                                            Twelve Months Ended March 31,        Months Ended
                                                        --------------------------------------     March 31,
                                                           1999          1998         1997(1)      1997(1)
                                                        ----------    ----------    ----------    ---------

                (in thousands, except flight hours and gross margin percentages)

Flight hours (excludes unconsolidated entities):
     Helicopter Activities:
         Air Log.....................................      120,888       137,495      115,747        86,638
         Bristow.....................................      107,301        95,987       25,683        25,683
                                                        ----------     ---------    ---------     ---------
             Total...................................      228,189       233,482      141,430       112,321
                                                        ==========     =========    =========     =========
Operating revenues:
     Helicopter Activities:
         Air Log.....................................   $  123,399     $ 123,544    $ 101,182     $  77,185
         Bristow.....................................      305,408       264,612       68,654        68,654
         Less:  Intercompany.........................         (716)         (587)         (23)         --
                                                        ----------     ---------    ---------     ---------
             Total...................................      428,091       387,569      169,813       145,839
     Production management and related services......       41,236        42,829       30,748        23,492
     Corporate.......................................        5,580         4,069           52            43
     Less:  Intercompany ............................       (8,467)       (7,574)      (2,994)       (2,246)
                                                        ----------     ---------    ---------     ---------
                  Consolidated total.................   $  466,440     $ 426,893    $ 197,619     $ 167,128
                                                        ----------     ---------    ---------     ---------

Operating expenses:
     Helicopter Activities:
         Air Log.....................................   $   99,575     $  95,034    $  77,394     $  58,323
         Bristow.....................................      289,582       236,378       61,514        61,514
         Less: Intercompany..........................         (716)         (587)         (23)           --
                                                        ----------     ---------    ---------     ---------
              Total..................................      388,441       330,825      138,885       119,837
     Production management and related services......       39,035        39,755       29,652        22,310
     Corporate.......................................        6,852         7,185        4,152         3,235
     Less:  Intercompany.............................       (8,467)       (7,574)      (2,994)       (2,246)
                                                        ----------     ---------    ---------     ---------
                  Consolidated total.................   $  425,861     $ 370,191    $ 169,695     $ 143,136
                                                        ----------     ---------    ---------     ---------

Operating income, excluding gain or loss on disposal of equipment:
     Helicopter Activities:
         Air Log.....................................   $   23,824     $  28,510    $  23,788     $  18,862
         Bristow.....................................       15,826        28,234        7,140         7,140
                                                        ----------     ---------    ---------     ---------
              Total..................................       39,650        56,744       30,928        26,002
     Production management and related services......        2,201         3,074        1,096         1,182
     Corporate.......................................       (1,272)       (3,116)      (4,100)       (3,192)
                                                        ----------     ---------    ---------     ---------
                  Consolidated total.................   $   40,579     $  56,702    $  27,924     $  23,992
                                                        ==========     =========    =========     =========

  Gross margin, excluding gain or loss on disposal of equipment:
     Helicopter Activities:
         Air Log.....................................        19.3%         23.1%        23.5%         24.4%
         Bristow  ...................................         5.2%         10.7%        10.4%         10.4%
              Total..................................         9.3%         14.6%        18.2%         17.8%
     Production management and related services......         5.4%          7.2%         3.6%          5.0%
                  Consolidated total.................         8.7%         13.3%        14.1%         14.4%

(1) Includes data for Bristow after the effective date of the investment on December 19, 1996.

Helicopter Activities

     Air Log and Bristow conduct helicopter  activities  principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico. Bristow also provides search and rescue services to the British Coast Guard. Air Log's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. Air Log has service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities"). Air Log and Bristow also operate in various other international areas (including Australia, Brazil, Brunei, China, Colombia, Mexico, Nigeria and Trinidad). These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas.

     The following table sets forth certain information regarding aircraft operated by Air Log, Bristow and unconsolidated entities:

                                            March 31,   March 31,      March 31,
                                              1999        1998           1997
                                            --------    --------       --------
 Number of aircraft operated (excludes unconsolidated entities):
   United States - Air Log..................   155         154            141
   United Kingdom/Europe - Bristow..........    66          73             75
   International - both Airlog and Bristow..    74          74             72
                                               ---         ---            ---
Total.......................................   295         301            288
                                               ===         ===            ===

Number of aircraft operated by
unconsolidated entities.....................    78          78             42
                                               ===         ===            ===

     The Company experienced mixed results from its Helicopter Activities during fiscal 1999 as it saw revenues increase and operating income decrease. This is in contrast to the increases experienced during 1998 and 1997 fiscal periods primarily as a result of the Company's investment in Bristow and improved market conditions in the Gulf of Mexico.

     Air Log's flight activity decreased during fiscal 1999 by 12% from 1998 levels. This decrease is due primarily to the overall decrease in demand for helicopter services from the oil and gas industry. Despite the decrease in flight activity, Air Log's operating revenues remained unchanged from fiscal 1998 to 1999. Several factors, including rate increases (approximating 10%) obtained in the third quarter of fiscal 1998 and the continued high percentage of aircraft under contract between the two fiscal years, served to prevent an otherwise expected decline in revenue. Flight hours and related revenue generated per flight hour began trending downward from the first quarter of fiscal 1999 onward as customers began scaling back operations without releasing aircraft from fixed monthly leases until December 1998. While this situation had a positive effect on revenues, it had an opposite effect on operating costs as Air Log was required to keep these aircraft maintained and crewed ready for flight, which contributed to Air Log's overall operating income decline of 16% in fiscal 1999 from 1998. To protect the erosion of its margins, in July 1998 Air Log instituted stricter review and authorization procedures for maintenance expenditures, put a hiring freeze in effect, and in February 1999 reduced its workforce by 50 employees. Other factors contributing to Air Log's decline in profitability in 1999 include the provisions of additional reserve for bad debts of $.8 million for one significant customer which filed Chapter 11 bankruptcy and $1.1 million for another significant customer experiencing financial difficulties due to the devaluation of the Brazilian currency, and the accrual of $1.3 million for changes in Air Log's compensated absences policies. Unlike Air Log's other foreign operations, its customer in Brazil is exposed to currency exchange risk as it earns all of its revenue in the Brazilian currency, but incurs a majority of its expenses (including Air Log's leases) in United States Dollars. Air Log's revenue from this Brazilian customer was $5.0 million in fiscal 1999.

     Air Log's activity levels in the Gulf of Mexico were strong during fiscal 1998 and 1997. Increases in helicopter rates in fiscal 1998 and 1997 had a positive impact on operating revenues in the Gulf of Mexico during 1998 and 1997. Gulf of Mexico flight hours and operating revenues for 1998 increased 22% and 24%, respectively, over the similar twelve month period in 1997. Gulf of Mexico operating income increased $3.9 million for 1998, a 25% increase over the similar period in 1997. Alaska's operations in 1998 were relatively unchanged from the prior year. International flight activity from Air Log continued to improve during the year ended March 31, 1998 and the nine months ended March 31, 1997. International flight hours and operating revenues from Air Log for 1998 increased over 4.3% and 10.7%, respectively, from the similar twelve month period in 1997. International operating income increased $.9 million in 1998, a 15% increase over the similar period in 1997.

     Beginning in fiscal 2000, Air Log's domestic pilots will be compensated in accordance with the terms of a negotiated contract between the Company and the union representing the pilot group. The contract calls for a four year term, effective May 18, 1999. The contract provides the pilots with scheduled increases in base pay and other fringe benefit enhancements and provides the Company with strike protection and certain other rights to allow it to continue to manage its business. The Company has extended the fringe benefit enhancements to Air Log's non-union employee group as well. Based on current employment levels, Air Log's compensation costs are projected to increase by $3.0 million in fiscal 2000 to $27.8 million, a 12% increase, as a result of the union contract. The contract also schedules three additional base pay increases of 3% each at varying intervals of 12 to 15 months through the remainder of the contract term.

     Bristow's flight activity increased during fiscal 1999 by 12% from 1998 levels resulting in a corresponding increase in operating revenue of 15%. These increases are primarily attributed to the start up of the Shell Expro contract on July 1, 1998, which accounted for 13,696 flight hours and $33.6 million in revenue. Apart from Shell Expro activity, Bristow's fiscal 1999 North Sea flight activity and revenue declined 6% and 4% respectively from 1998. These declines in the North Sea were caused by a lack of available aircraft to perform ad hoc work in early fiscal 1999 (due to full utilization of aircraft as a result of the Shell Expro contract) and the general downturn in the oil and gas industry in the last half of fiscal 1999. Bristow's operating income decreased by 44% during fiscal 1999 from fiscal 1998, and it saw its gross margins deteriorate from 10.7% in 1998 to 5.2% in 1999. Several factors contributed to this decline in profitability, including the reduction of higher margin ad hoc flight activity, the provision of additional reserve for bad debts of $.8 million and higher maintenance and repair expenditures. In February 1999, Bristow instituted procedures, similar to those of Air Log, to closely review all significant maintenance and repair expenditures and to better utilize existing spare parts and fleet capacity in order to manage its operating expense.

     Bristow's flight hours were 95,987 and 25,683 for the year ended March 31, 1998 and for the period from investment (December 19, 1996) to March 31, 1997, respectively. Operating revenues were $264.6 million and $68.7 million for the year ended March 31, 1998 and for the period from investment to March 31, 1997, respectively. Operating income and gross margin percentages attributable to Bristow were $28.2 million and 10.7% for the year ended March 31, 1998. Gross margin percentages for Bristow are lower than Air Log's, primarily due to different market environments, size of equipment and the cost to operate that equipment. As a result the consolidated gross margin from helicopter activities for the 1998 fiscal year was lower than the prior year.

     During fiscal 2000, two of Bristow's helicopter contracts which terminate on July 31, 1999 will not be renewed. These contracts accounted for $43.4 million in revenue in fiscal 1999, or 24% of revenue from the North Sea. The Aberdeen, Scotland base, from where these contracts are serviced, employs approximately 600 staff. Management is currently developing a plan to adjust its cost structure to adapt to the reduced volume of business. Management believes that the impact of the above decrease in revenue will be partially offset by a new contract which is being phased-in from January 1, 1999 to January 1, 2000 and that management believes should generate revenues of approximately $21 million per annum when fully operational.

     Production Management and Related Services

     GPM was also affected by the changing industry fundamentals during fiscal 1999. The reported 4% decline in revenues in 1999 from 1998 does not highlight the significant level of customer turnover which is inherent in its business due to mergers, business failures, and rate shopping by customers. Management was successful in replacing most of the work lost during 1999. Gross margin declined to 5% in 1999 from 7% in 1998, due primarily to an increase in the provision for bad debts of $.5 million attributable to two customers in bankruptcy. Additionally, some of the customer turnover discussed above was replaced with lower margin work, contributing to the decline in margins.

     GPM's production management activities and results experienced significant improvements in 1998 with increases of 39% in revenues and 180% in operating income over the same period from the prior year. Gross margins were 7.2% for the year ended March 31, 1998, up from 3.2% from the same period in 1997. Operating revenues were $41.2 million, $42.8 million and $23.5 million for the years ended March 31, 1999 and 1998 and the nine months ended March 31, 1997, respectively. Operating expenses for GPM were $39.0 million, $39.8 million and $22.3 million, respectively for those periods. GPM's operating income was $2.2 million, $3.1 million and $1.2 million for the 1999, 1998 and 1997 fiscal periods, respectively.

     Corporate and Other

     Corporate operating revenues are primarily generated from the intercompany leasing of aircraft to the operating segments, which in consolidation is eliminated. Corporate operating expenses in fiscal 1999 did not change materially from 1998 levels. Consolidated general and administrative expenses increased by $3.5 million during 1999 due primarily to the provisions for bad debts discussed above for Air Log, Bristow and GPM. Earnings from unconsolidated entities decreased in 1999 by $2.1 million due primarily to decreases in dividends received ($2.9 million in 1999 compared to $4.7 million in 1998) from equity investees accounted for under the cost method of accounting (See Note D in the "Notes to Consolidated Financial Statements"). The decline in dividends paid by these entities is directly attributable to the impact the oil industry downturn has had on their respective operations. The effective income tax rates from continuing operations were 30% for 1999, 1998, and 1997. The variance between the Federal statutory rate and the effective rate for these peri-ods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income. The Company's effective tax rate is impacted by the amount of foreign source income generated by the Company and its ability to realize foreign tax credits. Changes in the Company's operations and operating location in the future could impact the Company's effective tax rate.

     Liquidity and Capital Resources

     Cash and cash equivalents were $70.6 million as of March 31, 1999, a $14.5 million increase from March 31, 1998. Working capital as of March 31, 1999 was $142.9 million, a $20.2 million increase from March 31, 1998. Total debt was $243.7 million as of March 31, 1999, a $16.6 million decrease from March 31, 1998.

     Cash flows provided by operating activities were $49.7 million, $68.9 million and $16.0 million in 1999, 1998 and 1997, respectively. The decrease in cash flows provided by operating activities from 1998 to 1999 was due primarily to the erosion in the oil and gas industry market conditions. During 1998, cash flows provided by operating activity increased to $68.9 million from $16.0 million primarily due to improved market conditions in the Gulf of Mexico and having twelve months of Bristow operations in 1998 compared to approximately three months in 1997.

     Cash flows used in investing activities were $13.0 million, $54.2 million and $141.2 million for 1999, 1998 and 1997, respectively. Capital expenditures during 1999 of $19.2 million included one AS332L-Super Puma and three Bell 407's. The Company used existing cash to purchase these aircraft. Deposits on two new AS332L-Super Pumas made during the third quarter of 1999 were refunded to the Company during the fourth quarter of 1999 after the Company decided to lease rather than purchase these aircraft (see Note G in the "Notes to Consolidated Financial Statements").

     During 1998, the Company acquired five aircraft (including four AS332L-Super Pumas, which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing, that amortizes over five years, to complete this transaction. In addition to the financed aircraft, the Company used existing cash to purchase 13 Bell 407's, four Sikorsky S-76's and one Bell 214ST in 1998. During 1997, the Company utilized $155.5 million for the investment in Bristow, including the issuance of the 6% Convertible Subordinated Notes due 2003 ("6% Notes"). Capital expenditures during 1997 of $10.1 million included three new Bell 407's, one used Sikorsky S-76, three used Bo-105's, and one fixed wing.

     Cash flows provided by (used in) financing activities were $(22.0) million, $10.7 million and $98.1 million in 1999, 1998 and 1997, respectively. In July 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company's Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to effect repurchases of common stock and/or debt securities as they deem prudent. During the fiscal year ended March 31, 1999, the Company repurchased 763,500 shares of Common Stock and $7.1 million face value of 6% Notes in the open market for a total purchase price of $13.2 million. In October 1997, the Company repaid (pound)11.6 million ($18.7 million) of Bristow debt with its existing cash. In January 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008 discounted to yield 7.915%, which resulted in net proceeds to the Company of $97.2 million. The proceeds were used to repay certain indebtedness of Bristow of (pound)40.7 million ($66.6 million) and to replace general corporate funds used to repay certain indebtedness of Bristow in October 1997. The Company received $88.4 million from the issuance of the 6% Notes during fiscal 1997.

     As of March 31, 1999, Bristow had a (pound)15 million ($24 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2000. Bristow had no amounts drawn under this facility as of March 31, 1999. As of March 31, 1999, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 1999. Management believes that normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service in the foreseeable future.

     Legal Matters

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

     Year 2000 Matters

     The Company is addressing its year 2000 exposure. The scope of management's efforts includes both information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, and non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems. The Company is currently in the replacement and remediation phase of its efforts and expects (based on management's best estimates) to have year 2000 compliant IT and non-IT systems operating by July, 1999. There can be no guarantee however, that this estimated timetable will be achieved. Management is also investigating the year 2000 exposure posed by its significant vendors and customers. Currently, the Company does not have any IT or non-IT systems which directly interface with either its vendors' or customers' systems. Accordingly, the Company's exposure will result from its significant vendors' and customers' potential inability to achieve year 2000 compliance. Were this to occur, the Company could experience a disruption in the supply of needed parts and repair services and/or diminished demand for the Company's aircraft, either of which could have a material impact on the Company's business. Management is contacting its significant vendors and customers to ascertain their state of readiness and expects to conclude this process by July, 1999. No assurances can be given that the Company's significant vendors and customers will not cause disruption to the Company's operations. To date, the Company has spent $.3 million on its replacement and remediation efforts and expects to incur an additional $.1 million before its efforts are complete. The Company does not separately account for the internal costs incurred for its year 2000 compliance efforts. Such costs consist primarily of salaries and benefits for the Company's IT personnel. The Company is developing a contingency plan for the prospect that it or any of its significant vendors and customers may be unable to achieve year 2000 compliance, and expects to have a plan completed by September 1999.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133 no later than April 1, 2001. The company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement should not materially affect the Company's financial positions or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

     ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company has $243.7 million of debt outstanding, of which $34.5 million carries a variable rate of interest. The Company uses an interest rate swap to hedge a portion of the interest rate exposure on this variable rate debt. Management does not believe that this swap, or the remaining level of variable rate debt expose it to a material amount of interest rate market risk. However, the market value of the Company's fixed rate debt fluctuates with changes in interest rates. The Company does not have any significant maturities of fixed rate debt occurring before fiscal 2004. The Company's ability to refinance this fixed rate debt varies in response to significant changes in interest rates, among other factors.

     The Company currently does not use any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of March 31, 1999, the Company does not have any outstanding forward exchange contracts. Management does not believe that its limited use of forward exchange contracts expose it to a material amount of foreign currency exchange risk. Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound").

ITEM 8.   Consolidated Financial Statements and Supplementary Data



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Offshore Logistics, Inc.:

     We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' investment and cash flows for the twelve months ended March 31, 1999 and 1998 and the nine month period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the twelve months ended March 31, 1999 and 1998 and the nine month period ended March 31, 1997 in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP





New Orleans, Louisiana,
May 18, 1999

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      March 31,     March 31,
                                                        1999          1998
                                                      ---------     ---------
                                                      (thousands of dollars)
Current assets:
   Cash and cash equivalents..........................$ 70,594     $ 56,076
   Accounts receivable................................  89,077       85,543
   Inventories........................................  82,853       76,139
   Prepaid expenses...................................   5,999        5,542
                                                      --------     --------
Total current assets.................................. 248,523      223,300
Investments in unconsolidated entities................   9,998        7,866

Property and equipment  -- at cost
   Land and buildings.................................  10,860       13,088
   Aircraft and equipment............................. 554,852      556,318
                                                      --------     --------
                                                       565,712      569,406
   Less - Accumulated depreciation and amortization...(122,796)     (98,267)
                                                      --------     --------
                                                       442,916      471,139
Other assets..........................................  30,593       33,706
                                                      --------     --------
                                                      $732,030     $736,011
                                                      ========     ========

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable...................................$ 35,534     $ 31,024
   Accrued liabilities................................  42,395       42,612
   Deferred taxes.....................................  17,697       18,335
   Current maturities of long-term debt...............  10,037        8,693
                                                      --------     --------
Total current liabilities............................. 105,663      100,664
Long-term debt, less current maturities............... 233,615      251,560
Other liabilities and deferred credits................   3,000          594
Deferred taxes........................................  94,908       93,455
Minority interest.....................................  10,716        9,853
Commitments and contingencies.........................      --           --
Stockholders' investment:
   Common stock, $.01 par value, authorized 35,000,000
   shares; outstanding 21,103,421 in 1999 and
   21,854,921 in 1998 (exclusive of 1,281,050 and
   517,550 treasury shares, respectively).............     211          219
Additional paid in capital............................ 116,053      123,061
Retained earnings..................................... 173,114      152,194
Accumulated other comprehensive income (loss).........  (5,250)       4,411
                                                      --------     --------
                                                       284,128      279,885
                                                      --------     --------
                                                      $732,030     $736,011
                                                      ========     ========


         The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                     Twelve
                                                  Months Ended        Nine
                                                    March 31,      Months Ended
                                              -------------------   March 31,
                                                1999       1998       1997
                                              --------   --------   --------
                                                   (thousands of dollars,
                                                  except per share amounts)

Gross revenue:
   Operating revenue......................... $466,440   $426,893   $167,128
   Gain (loss) on disposal of equipment......    2,400       (238)     1,222
                                               -------    -------    -------
                                               468,840    426,655    168,350
                                               -------    -------    -------
Operating expenses:
   Direct cost...............................  363,272    311,641    119,106
   Depreciation and amortization.............   32,742     32,240     12,624
   General and administrative................   29,847     26,310     11,406
                                               -------    -------    -------
                                               425,861    370,191    143,136

Operating income.............................   42,979     56,464     25,214
Earnings from unconsolidated entities........    5,104      7,205      2,602
Interest income..............................    3,460      2,981      3,300
Interest expense.............................   19,811     20,536      5,528
                                               -------    -------    -------
Income from continuing operations before
   provision for income taxes................   31,732     46,114     25,588
Provision for income taxes...................    9,509     13,833      7,675
Minority interest............................   (1,303)    (1,027)      (288)
                                               -------    -------    -------
Income from continuing operations............   20,920     31,254     17,625
Discontinued operations:
   Loss from CPS operations..................       --       (230)      (393)
   Gain on sale of CPS.......................       --        384         --
                                               -------    -------    -------
                                                    --        154       (393)
                                               -------    -------    -------

Net income................................... $ 20,920   $ 31,408   $ 17,232
                                               =======    =======    =======

BASIC:
Income per common share:
   Continuing operations..................... $   0.97   $   1.45   $   0.88
   Discontinued operations...................       --       0.01      (0.02)
                                               -------    -------    -------
Net income per common share ................. $   0.97   $   1.46   $   0.86
                                               =======    =======    =======

DILUTED:
Income per common share:
   Continuing operations..................... $   0.97   $   1.35   $   0.85
   Discontinued operations...................       --       0.01      (0.02)
                                               -------    -------    -------
Net income per common share ................. $   0.97   $   1.36   $   0.83
                                               =======    =======    =======



        The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                        Accumulated
                                                                           Other
                                       Common Stock        Additional   Comprehensive                     Total
                                   --------------------     Paid in        Income        Retained      Stockholders'
                                      Shares      Amount    Capital        (Loss)        Earnings       Investment
                                   -------------  -----   -----------    -----------    -----------     ----------
                                          (thousands of dollars)
BALANCE - June 30, 1996............  19,498,398  $ 195   $    95,934    $        --    $   103,554     $  199,683
    Comprehensive Income:
        Net income.................          --     --            --             --         17,232         17,232
        Translation adjustments....          --     --            --         (1,437)            --         (1,437)
                                                                                                        ---------
    Total Comprehensive Income.....                                                                        15,795
    Stock options exercised........     114,000      1           883             --             --            884
    GPM warrants exercised.........      94,040      1         1,015             --             --          1,016
    Restricted stock issued........         306     --             4             --             --              4
    Stock issued for Bristow
        investment.................   1,374,389     14        17,510             --             --         17,524
                                    -----------  -----   -----------    -----------    -----------     ----------

BALANCE - March 31, 1997...........  21,081,133    211       115,346         (1,437)       120,786        234,906
    Comprehensive Income:
        Net income.................          --     --            --             --         31,408         31,408
        Translation adjustments....          --     --            --          5,848             --          5,848
                                                                                                       ----------
    Total Comprehensive Income.....                                                                        37,256
    Stock options exercised........     745,500      8         7,335             --             --          7,343
    Restricted stock issued........      28,288     --           380             --             --            380
                                    -----------  -----   -----------    -----------    -----------     ----------

BALANCE - March 31, 1998...........  21,854,921    219       123,061          4,411        152,194        279,885
    Comprehensive Income:
        Net income.................          --     --            --             --         20,920         20,920
        Translation adjustments....          --     --            --         (9,661)            --         (9,661)
                                                                                                       ----------
    Total Comprehensive Income.....                                                                        11,259
    Stock options exercised........      12,000     --           113             --             --            113
    Stock repurchased..............    (763,500)    (8)       (7,121)            --             --         (7,129)
                                    -----------  -----   -----------    -----------    -----------     ----------

BALANCE - March 31, 1999...........  21,103,421  $ 211   $   116,053    $    (5,250)   $   173,114     $  284,128
                                    ===========  =====   ===========    ===========    ===========     ==========



        The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Twelve
                                                                           Months Ended           Nine Months
                                                                            March 31,               Ended
                                                                     -------------------------     March 31,
                                                                         1999          1998          1997
                                                                     ---------     -----------    -----------
                                      (thousands of dollars)
Cash flows from operating activities:
     Net income .....................................................$  20,920     $    31,408    $    17,232
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization...................................   32,742          32,240         13,196
     Increase in deferred taxes......................................    3,724          10,826          1,059
     (Gain) Loss on asset dispositions...............................   (2,400)            238         (1,212)
     Equity in earnings from unconsolidated entities
         over dividends received.....................................      341           1,679            145
     Minority interest in earnings...................................    1,303           1,027             67
     Discontinued operations.........................................       --             230             --
Change in assets and liabilities net of effects from investment in
Bristow:
     (Increase) Decrease in accounts receivable......................   (5,581)          6,694        (16,736)
     Increase in inventories.........................................   (8,322)         (4,187)        (4,168)
     Increase in prepaid expenses and other..........................   (1,821)         (5,574)        (2,381)
     Increase (Decrease) in accounts payable.........................    5,565          (2,860)         5,801
     Increase (Decrease) in accrued liabilities......................      800          (2,747)         4,833
     Increase (Decrease) in other liabilities and deferred credits...    2,406             (28)        (1,865)
                                                                     ---------     -----------    -----------
Net cash provided by operating activities............................   49,677          68,946         15,971
                                                                     ---------     -----------    -----------

Cash flows from investing activities:
     Capital expenditures............................................  (19,219)        (70,465)       (10,106)
     Proceeds from asset dispositions................................    6,236          10,963          6,026
     Proceeds from CPS disposal......................................       --           5,700             --
     Proceeds from sale or maturity of marketable securities.........       --              --         20,001
     Bristow  investment.............................................       --              --       (155,451)
     Acquisitions, net of cash received..............................       --            (353)        (1,675)
                                                                     ---------     -----------    -----------

Net cash used in investing activities................................  (12,983)        (54,155)      (141,205)
                                                                     ---------     -----------    -----------

Cash flows from financing activities:
     Proceeds from borrowings........................................       --         123,538         96,636
     Repayment of debt...............................................  (14,948)       (120,519)          (434)
     Repurchase of common stock......................................   (7,128)             --             --
     Issuance of common stock........................................      113           7,723          1,899
                                                                     ---------     -----------    -----------

Net cash provided by (used in) financing activities..................  (21,963)         10,742         98,101
                                                                     ---------     -----------    -----------

Effect of exchange rate changes in cash..............................     (213)            714             23

Net increase (decrease) in cash and cash equivalents.................   14,518          26,247        (27,110)
Cash and cash equivalents at beginning of period.....................   56,076          29,829         56,939
                                                                     ---------     -----------    -----------

Cash and cash equivalents at end of period...........................$  70,594     $    56,076    $    29,829
                                                                     =========     ===========    ===========



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

     Accounts Receivable -- Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $4,010,000 and $850,000 at March 31, 1999 and 1998, respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

     Inventories -- Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4,045,000 and $4,049,000 at March 31, 1999 and 1998. There were no related charges to operations in 1999, 1998, or 1997.

     Other Assets -- In 1999, $17,171,000 of goodwill, net of accumulated amortization of $5,111,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company.

     Also included in other assets is restricted cash of (pound)4.8 million ($7.7 million) and debt issuance costs of $3.9 million, being amortized over the life of the related debt.

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

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Foreign Currency Translation -- Bristow maintains its accounting records in its local currency (British Pounds Sterling). Foreign currencies are converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders' investment in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency transaction gains or losses are credited or charged to income and such amounts are insignificant for the periods presented.

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

     Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the service and parts. Hedges of transactions are accounted for under the deferral method with gains and losses recognized in revenues when the hedged transaction occurs. If the direct relationship to price risk ceases to exist, the difference in the carrying value and fair value of a forward contract is recognized as a gain or loss in revenues in the period the relationship ceases to exist.

     The Company uses an interest rate swap to manage a portion of its interest rate exposure. Revenues or expenses on interest rate swaps are recognized over the lives of the agreements as adjustments to interest expense of the liability being hedged. Any interest rate swap not qualifying for deferred accounting is recorded at fair value.

     Stock Compensation -- The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No.
25) and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

     Fiscal-Year Change -- On May 1, 1997, the Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, effective for the nine month period ended March 31, 1997. As a result of this change in year end, these financial statements include the fiscal years ended March 31, 1999 and 1998 and the nine month fiscal transition period from July 1, 1996 through March 31, 1997.

     Comprehensive Income -- During 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires an entity to report and display comprehensive income and its components.

     Effect of Recent Accounting Pronouncements -- During fiscal 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133 no later that April 1, 2001. The company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

B -- LONG-TERM DEBT

     Long-term debt at March 31, 1999 and 1998 consisted of the following (thousands of dollars):

                                                           March 31,   March 31,
                                                             1999        1998
                                                           --------    --------
     7 7/8% Senior Notes due 2008.......................  $ 100,000   $ 100,000
     6% Convertible Subordinated Notes due 2003 ........     90,922      98,000
     Term Loan with a syndicate of United Kingdom banks.     29,061      33,456
     Term Loan with a United Kingdom bank...............     15,439      18,009
     Capital Lease Obligation...........................      5,391       6,248
     Management Fee Debt (see Note C)...................      2,839       4,307
     Other..............................................         --         233
                                                            -------     -------
        Total debt .....................................    243,652     260,253
        Less current maturities.........................     10,037       8,693
                                                            -------     -------
        Total long-term debt............................  $ 233,615   $ 251,560
                                                            =======     =======

     On January 27, 1998, the Company issued $100 million aggregate principal amount of 7 7/8% Senior Notes ("Senior Notes") due 2008 discounted to yield 7.915%. Proceeds of $97.2 million, after debt issuance costs of $2.8 million, were used to repay approximately (pound)40.7 million ($66.6 million) of Bristow debt and to replace general corporate funds used to repay certain indebtedness of Bristow in October 1997. The weighted average of the stated rates of interest on the indebtedness retired was 16.6%, but had been adjusted to 8.5% as a result of purchase accounting for the Company's investment in Bristow. The Senior Notes are guaranteed by certain of the Company's subsidiaries (see Note M).

     On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes ("6% Notes") due 2003. The 6% Notes are convertible at any time into the Company's Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes). The 6% Notes are redeemable at the option of the Company beginning December 1999. The Company issued $7.5 million of the 6% Notes to Caledonia (See Note C) in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow. During 1999, the Company repurchased $7.1 million face value of the 6% Notes in the open market at a gain to the Company, which was not material.

     Bristow renewed a term loan with a syndicate of United Kingdom banks on January 26, 1998, that is repayable in semi-annual installments varying from $1.6 to $4.8 million ((pound)1.0 to (pound)3.0 million) through December 31, 2002. The term loan bears interest at 0.8% above LIBOR rates. The average interest rate for the term loan during the year ended March 31, 1999 and during the period from renewal to March 31, 1998 was 8.214% and 8.425%, respectively. The term loan is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by a negative pledge on all Bristow assets. The Company entered into an interest rate swap agreement to reduce the impact of change in interest rates on this floating rate long-term debt. At March 31, 1999, the outstanding notional amount of the swap was (pound)33.0 million ($53.3 million). The agreement matures on December 31, 2001. At March 31, 1999, the fair value of the swap was (pound)1.6 million ($2.6 million) and the fair value of the notional amount of the swap in excess of the outstanding principal amount of the term loan was (pound).5 million ($.8 million) which is included in Accrued liabilities in the accompanying balance sheet.

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

                      OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  The obligation under capital lease bears interest at a rate tied to LIBOR and requires monthly payments. The lease is secured by the aircraft and the guarantee of Bristow.

    Bristow has a revolving credit facility, with the same syndicate of United Kingdom banks, as with the term loan, which matures December 31, 2000, and is available for working capital requirements and general corporate purposes. Availability under the revolving credit facility is subject to certain limitations based on the value of certain qualifying helicopters. All advances under the revolving credit facility bear interest at 0.6% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of all Bristow assets. The availability under the revolving credit facility is (pound)15 million ($24 million). There were no borrowings under this revolving credit facility as of March 31, 1999. The facility requires Bristow to pay a quarterly commitment fee at an average annual rate of .367% on the unused portion of the line.

    At March 31, 1999, the Company had a $20 million unsecured line of credit with a U.S. bank that expires on September 30, 1999. There were no borrowings under this line as of March 31, 1999. The rate of interest payable under the line of credit is, at the Company's option, prime rate or LIBOR rate plus 1.25%. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of .25% on the average unused portion of the line.

    Aggregate annual maturities for all long-term debt, including the capitalized lease, for the next five years are as follows: 2000 -- $10,037,000; 2001 -- $11,318,000; 2002 -- $15,290,000; 2003 -- $16,085,000; and 2004 --
$90,922,000.

  Interest paid during the year was $19,881,000, $21,673,000 and $3,620,000 for 1999, 1998, and 1997, respectively.

    The estimated fair value of the Company's total debt at March 31, 1999 and 1998 was $229.4 million and $269.3 million, respectively based on quoted market prices for the publicly listed 6% Notes and the Senior Notes and the current rates offered to the Company on other outstanding obligations.

C  --  INVESTMENT IN  BRISTOW

    On December 19, 1996, OLOG acquired 49% of the common stock and a significant amount of Bristow subordinated debt as detailed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited ("BHGL"). Bristow provides helicopter transportation services to the North Sea oil and gas industry. Services consist of short and long range crew change flights, offshore-based and inter-platform shuttle operations and search and rescue missions. Bristow also operates aircraft in Australia, Brunei, Cambodia, China, Nigeria, South America, Trinidad and Vietnam among others.

    Bristow is organized with three different classes of ordinary shares (common stock) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, "Caledonia") and a Norwegian investor (the "E.U. Investor"), own 49%, 49% and 2%, respectively, of Bristow's total outstanding ordinary shares.

    The Company paid (pound)80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of common stock on December 19, 1996. In addition, the Company acquired (pound)5.0 million ($8.4 million) principal amount of BHGL's subordinated debt for cash of approximately (pound)5.4 million ($8.9 million) including accrued interest. Caledonia received 1,300,000 shares of the common stock and BHGL's management received 74,389 shares.

    In addition to its ownership of 49% of Bristow's outstanding ordinary shares and (pound)5.0 million principal amount of Bristow's subordinated debt, the Company acquired (pound)91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Bristow has the right to defer payment of interest on such debt until January 31, 2002. Any such deferred interest would also accrue interest at an annual rate of 13.5%.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

     Caledonia, the Company and the E.U. Investor also entered into a Put/Call Agreement whereunder, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each has the right to sell such shares to the Company. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the Put/Call Agreement. Any put or call of the Bristow shares will be subject to the approval of the Civil Aviation Authority ("CAA"). Caledonia will receive management fees from Bristow that will be payable semi-annually in advance ranging from (pound)500,000 to (pound)900,000 annually for the next five years.

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

     The following unaudited pro forma financial information for the Company gives effect to the Bristow investment as if it had occurred on July 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The pro forma results follow (in thousands, except per share data):

                                                         Nine
                                                     Months Ended
                                                       March 31,
                                                         1997
                                                      (unaudited)
                                                     ------------
     Gross revenue................................... $  296,094
                                                      ==========
     Income from continuing operations............... $   19,348
                                                      ==========
     Earnings per common share
        Income from continuing operations:
           Basic..................................... $     0.92
                                                      ==========
           Diluted................................... $     0.87
                                                      ==========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



D -- INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company has two principal unconsolidated entities that are accounted for on the cost method as the Company is unable to exert significant influence over the operations and one principal unconsolidated entity which it accounts for under the equity method. Each of these three investments is described in further detail below.

     The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 at March 31, 1999 and 1998. During 1999, 1998 and 1997, $857,000,
$2,292,000 and $1,539,000 respectively, in dividends were received from HHII.

     The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at March 31, 1999 and 1998. During 1999, 1998, and 1997, $1,997,000; $2,430,000 and $1,827,000,
respectively, in dividends were received from the venture. During 1999, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 2000 is approximately $1.5 million.

     Bristow has a 50% investment (33% at March 31, 1998) in FBS Limited (FBS) which was formed in 1996 and was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School ("DHFS"), a newly established training school for all branches of the British military, under a fifteen year contract valued at approximately (pound)500 million over the full term. FBS purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997. Prior to FBS, Bristow had provided similar pilot training and maintenance services to the British Army Air Corps since 1963. Bristow's partners in FBS had similar experience in providing training services to other branches of the British military. Bristow and its partners have given joint and several guarantees related to the performance of this contract. To date, FBS has not paid any cash dividends, although certain income tax benefits have been distributed to Bristow. In the following unaudited table, FBS represents $127,135,000 and $132,472,000 of the assets and $(3,221,000) and
$(3,372,000) of equity (deficit) at March 31, 1999 and 1998, respectively. FBS also represents $54,863,000 and $54,577,000 of revenue and $3,381,000 and $2,477,000 of net income for the years ended March 31, 1999 and 1998, respectively.

     A  summary  of  unaudited   financial   information   of  these   principal
unconsolidated entities is set forth below (thousands of dollars):

                                                   March 31,       March 31,
                                                     1999            1998
                                                   ---------       ---------
                                                  (unaudited)     (unaudited)
     Current assets............................    $ 72,789        $ 75,737
     Non-current assets........................     139,003         147,415
                                                    -------         -------
        Total assets...........................    $211,792        $223,152
                                                    =======         =======

     Current liabilities.......................    $ 25,135        $ 22,030
     Non-current liabilities...................     120,846         131,470
     Equity ...................................      65,811          69,652
                                                    -------         -------
        Total liabilities and equity...........    $211,792        $223,152
                                                    =======         =======

                       OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                                             Twelve
                                           Months Ended            Nine
                                             March 31,           Months Ended
                                     ------------------------     March 31,
                                       1999            1998        1997
                                     --------       ---------     -------
                                    (unaudited)    (unaudited)   (unaudited)

     Revenues........................$109,879       $ 112,119     $41,026
                                     ========       =========     =======
     Gross profit....................$ 30,240       $  32,638     $14,122
                                     ========       =========     =======
     Net income......................$ 13,768       $  16,322     $ 9,918
                                     ========       =========     =======

     During  1999,  1998  and  1997,  respectively,   revenues  of  $15,984,000;
$21,261,000 and $4,673,000 were recognized for services provided to these affiliates by the Company.

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

F -- INVESTMENT IN MARKETABLE SECURITIES

     Under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 1999 and 1998, the Company had (pound)4.8 million ($7.7 million and $8.0 million, respectively) of UK government securities classified as available-for-sale included in other assets. There were $12,001,000 sales of investments in U.S. Treasury investments during the nine month period ended March 31, 1997. The proceeds approximated the carrying cost of the investments.

G -- COMMITMENTS AND CONTINGENCIES

     The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $2,150,000 in 1999; $1,872,000 in 1998 and $1,925,000 in 1997. On
March 29, 1999, the Company entered into an eight year operating lease for a new aircraft under which it provided the lessor with a residual value guarantee of up to 15% ($1,972,000) of the aircraft's original cost. The Company has committed to enter into a similar lease for a second aircraft of comparable value expected to be delivered during the next fiscal year. As of March 31, 1999, aggregate future payments under noncancelable operating leases are as follows: 2000 -- $3,172,000; 2001 -- $2,961,000; 2002 -- $2,924,000; 2003 --
$2,793,000 and 2004 -- $2,519,000.

    On August 6, 1997, the United States pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and on April 15, 1999 announced that it had reached a tentative agreement with pilot representatives on the contract's provisions. The contract was ratified on May 18, 1999 by the pilot employees and management believes that the contract terms will be approved by the Company's Board of Directors. In January 1998, the OPEIU petitioned the National Mediation Board ("NMB") to organize the Company's domestic mechanics and ground support personnel. Certain objections to this petition were filed and the NMB dismissed the OPEIU application on May 12, 1998. Under the Federal labor law rules, the union is prohibited from petitioning the NMB for one-year from date of dismissal. To date, no subsequent petitions have been filed with the NMB. The Company does not believe that the terms of the pilots' contract or other potential organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

H -- INCOME TAXES

     The components of deferred tax assets and liabilities are as follows (thousands of dollars):


                                                March 31,     March 31,
                                                 1999           1998
                                               --------       --------
Deferred Tax Assets:
     Foreign tax credits....................  $  108,843     $  112,117
     Other..................................      11,672         10,390
     Valuation allowance....................     (43,795)       (50,308)
                                                --------       --------
         Total deferred tax assets..........  $   76,720     $   72,199
                                                --------       --------

Deferred Tax Liabilities:
     Property and equipment.................    (152,663)      (153,716)
     Inventories............................     (10,970)       (10,901)
     Accrual for repairs and maintenance....      (6,408)        (6,859)
     Other..................................     (19,284)       (12,513)
                                                --------       --------
         Total deferred tax liabilities.....    (189,325)      (183,989)
                                                --------       --------
Net deferred tax liabilities................  $ (112,605)    $ (111,790)
                                                ========       ========


    The valuation allowance was established for the deferred tax asset related to foreign tax credits. Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit is limited by the total income on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. Excess foreign tax credits may be carried back two years and forward five years. As of March 31, 1999 and 1998, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all the foreign tax credits. Certain of the above components have changed due to changes in foreign currency rates.

   Income before provision for income taxes for the years ended March 31, 1999 and 1998 and the nine months ended March 31, 1997 was as follows (thousands of dollars):


                                                Twelve
                                              Months Ended         Nine
                                               March 31,         Months Ended
                                            ------------------    March 31,
                                              1999       1998       1997
                                             ------     ------     ------
    Domestic.............................   $10,322    $12,675    $13,774
    Foreign..............................    21,410     33,439     11,814
                                             ------     ------     ------
    Total................................   $31,732    $46,114    $25,588
                                             ======     ======     ======

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     The provision for income taxes for the years ended March 31, 1999 and 1998 and the nine month period ended March 31, 1997 consisted of the following (thousands of dollars):


                                                Twelve
                                              Months Ended          Nine
                                                March 31,        Months Ended
                                         --------------------     March 31,
                                           1999         1998        1997
                                          ------       ------      ------
    Current:
      Domestic.........................  $   (66)     $(2,237)    $ 3,786
      Foreign..........................    6,044        7,545       1,219
                                          ------       ------      ------
                                           5,978        5,308       5,005
                                          ------       ------      ------
    Deferred:
      Domestic.........................   10,526        9,035       2,671
      Foreign..........................   (5,702)       2,965          (1)
                                          ------       ------      ------
                                           4,824       12,000       2,670
                                          ------       ------      ------

    Decrease in valuation allowance....   (1,293)      (3,475)         --
                                          ------       ------      ------
    Total..............................  $ 9,509      $13,833     $ 7,675
                                          ======       ======      ======

    The reconciliation of Federal statutory and effective income tax rates is shown below:

                                                      Twelve
                                                   Months Ended          Nine
                                                     March 31,      Months Ended
                                                 ----------------      March 31,
                                                   1999      1998         1997
                                                   ----      ----         ----
     Statutory rate.............................   35 %      35 %         35 %
     Utilization of foreign tax credits.........   (7)%      (3)%         (3)%
     Additional taxes on foreign source income..    9 %       8 %          5 %
     Foreign source income not taxable..........   (5)%      (3)%         (6)%
     Change in valuation allowance..............   (4)%      (7)%         --
     State taxes provided.......................    1 %       1 %          2 %
     Other, net.................................    1 %      (1)%         (3)%
                                                  ----      ----         ----
     Effective tax rate.........................   30 %      30 %         30 %
                                                  ====      ====         ====

     The Internal Revenue Service has examined the Company's Federal income tax returns for all years through 1996. The years have been closed through 1996, either through settlement or expiration of the statute of limitations. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $18.8 million at March 31, 1999. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

     Income taxes paid during 1999, 1998 and 1997 were $4,857,000; $4,516,000 and  $8,454,000, respectively.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


I -- EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

    The Company currently has two qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

    The Offshore Logistics, Inc. Employee Savings and Retirement Plan ("OLOG Plan") covers corporate level and Air Log employees. Under the OLOG Plan, except for those employees working in the state of Alaska, the Company matches each participant's contributions up to 3% of the employee's compensation. In addition, if net income exceeds 10% of stockholders' investment at the beginning of the year, the Company contributes funds to acquire Company stock up to an additional 3% of the employee's compensation, subject to a scheduled vesting period. Under the OLOG Plan, for Air Log employees working in the state of Alaska, the Company matches each participant's contributions up to 4% of the employee's compensation.

    The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible GPM employees. Effective January 1, 1999, the Company began matching each participant's contributions up to 3% of the employee's compensation, plus a 50% match of contributions up to an additional 2% of compensation. Previously, the Company matched 25% of each participant's contributions up to 6% of the employee's compensation.

    Bristow has a defined benefit retirement plan, which covers all full-time employees of Bristow employed on or before December 31, 1997. The plan is funded by contributions partly from employees and partly from Bristow. Members contribute up to 7.5% of pensionable salary (as defined) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee's annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested equities and bonds in the United Kingdom. For employees hired after December 31, 1997, Bristow contributes 4% (5% for pilots) of the employees base salary into a defined contribution retirement plan operated by a private insurance company.

    The following table sets forth the defined benefit retirement plan's funded status in accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87) (in thousands of dollars):

    Actuarial Present Value of Benefit Obligations (thousands of dollars):

                                                 March 31,      March 31,
                                                   1999           1998
                                                 --------       --------
    Projected benefit obligation..............   $245,929       $218,760
    Plan assets at fair value.................    241,589        230,179
                                                 --------       --------
    Plan assets (less than) in excess of
       projected benefit obligation...........     (4,340)        11,419
    Unrecognized net loss (gain)..............      8,236        (10,048)
                                                 --------       --------
    Accrued pension asset.....................   $  3,896       $  1,371
                                                 ========       ========



    The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets in accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 133) and a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87 (in thousands of dollars):

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




                                           Twelve Months
                                           Ended March 31,        Period from
                                        --------------------   December 19, 1996
                                         1999          1998    to March 31, 1997
                                        -------      -------   -----------------

    Reconciliation of Projected Benefit Obligation:

    Projected benefit obligation (PBO)
      at beginning of period........... $218,760     $179,995      $179,546
    Service cost.......................    9,218        8,394         1,885
    Interest cost......................   14,376       14,193         3,538
    Member contributions...............    3,055        3,105           769
    Actruarial (gain)/loss.............   15,947       15,941        (1,780)
    Benefit payments and expenses......   (6,946)      (7,177)       (1,297)
    Effect of exchange rate changes....   (8,481)       4,309        (2,666)
                                         -------      -------       -------
    Projected benefit obligation (PBO)
       at end of period................ $245,929     $218,760      $179,995
                                         =======      =======       =======

    Reconciliation of Fair Value of Asset:

    Market value of assets at beginning
       of period....................... $230,179     $184,762      $179,546
    Actual return on assets............   16,474       38,543         7,189
    Employer contributions.............    7,329        6,421         1,221
    Member contributions...............    3,055        3,105           769
    Benefit payments and expenses......   (6,946)      (7,177)       (1,297)
    Effect of exchange rate changes....   (8,502)       4,525        (2,666)
                                         --------     -------       -------
    Market value of assets at end
        of period...................... $241,589     $230,179      $184,762
                                         =======      =======       =======

    Components of Net Periodic Pension Cost:

    Service cost for benefits earned
        during the period.............. $  9,218     $  8,394      $  1,885
    Interest cost on PBO...............   14,376       14,193         3,538
    Expected return on assets..........  (18,902)     (17,727)       (4,223)
                                         -------      -------       -------
    Net periodic pension cost.......... $  4,692     $  4,860      $  1,200
                                         =======      =======       =======


    Actuarial assumptions used to develop these components were as follows:

                                                 1999     1998       1997
                                                 ----     ----       ----
Discount rate.................................   6.25%    6.75%     8.00%
Expected long-term rate of return on assets...   8.00%    8.25%     9.50%
Rate of compensation increase.................   4.75%    5.25%     6.25%

    The Company's contributions to the three plans were $8,090,000; $7,190,000 and $2,575,000 for the years ended March 31, 1999 and 1998 and the nine month period ended March 31, 1997, respectively.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Incentive and Stock Option Plans

    Under the 1994 Long-Term Management Incentive Plan, as amended ("1994 Plan"), a maximum of 1,900,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees. Awards granted under the 1994 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Incentive stock option prices are determined by the Board and cannot be less than fair market value at the date of grant. Non-qualified stock option prices cannot be less than 50% of the fair market value at the date of grant.

    The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $550,000; $838,000 and $565,000 for the years ended
March 31, 1999 and 1998 and the nine month period ended March 31, 1997, respectively. As of March 31, 1999 there were 28,288 shares of Restricted Stock outstanding issued at a weighted average price of $19.00 per share.

    The 1991 Non-qualified Stock Option Plan for Non-employee Directors ("1991 Plan") provided for a maximum of 200,000 shares of Common Stock to be reserved for issuance pursuant to such plan. As of the date of each annual meeting each non-employee director, who meets certain attendance criteria, will automatically be granted an option to purchase 2,000 shares of the Company's Common Stock. The exercise price of the options granted shall be equal to the fair market value of the Common Stock on the date of grant and are exercisable not earlier than six months after the date of grant.

    Under the Company's stock option plans there were 1,864,302 shares of Common Stock reserved for issue at March 31, 1999 of which 951,802 shares are available for future grants.

     The Company accounts for its stock-based compensation under APB No. 25. Had compensation cost been determined based on the fair value at the grant date consistent with the optional provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:

                            Twelve  Months Ended March 31,
                            ------------------------------    Nine Months Ended
                                 1999            1998          March  31, 1997
                               ---------       -------       ------------------
  Net Income (in thousands):
    As reported.............    $20,920         $31,408         $17,232
    Pro forma...............    $19,848         $30,109         $16,607

  Basic earnings per share:
    As reported.............    $  0.97         $  1.46         $  0.86
    Pro forma...............    $  0.92         $  1.40         $  0.83

  Diluted earnings per share:
    As reported.............    $  0.97         $  1.36         $  0.83
    Pro forma...............    $  0.92         $  1.31         $  0.81

     The effects of applying SFAS No. 123 to this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


   A summary of the Company's stock options as of March 31, 1999, 1998 and 1997 and changes during the periods ended on those dates is presented below:


                                           Weighted-Average        Number
                                            Exercise Price       of Shares
                                           ----------------      ---------
   Balance at June 30, 1996................      $ 9.78            988,500
     Granted...............................       15.48            366,500
     Exercised.............................        7.75           (114,000)
     Expired or cancelled..................       12.94            (10,000)
                                                                 ---------
   Balance at March 31, 1997...............       11.64          1,231,000
     Granted...............................       18.93            219,000
     Exercised.............................        9.85           (745,500)
     Expired or cancelled..................       19.38            (35,000)
                                                                 ---------
   Balance at March 31, 1998...............       15.62            669,500
     Granted...............................       12.47            274,000
     Exercised.............................        9.42            (12,000)
     Expired or cancelled..................       18.18            (19,000)
                                                                 ---------
   Balance at March 31, 1999...............       14.70            912,500
                                                                 =========

   As of March 31, 1999, 1998, and 1997, the number of options exercisable under the stock option plans was 650,500, 349,500 and 864,500, respectively; and the weighted average exercise price of those options was $15.59; $12.44 and $10.02, respectively.

   The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $4.95; $6.48 and $5.30 per option, respectively. The fair value of options granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                1999        1998        1997
                               -------    --------    -------
     Risk-free interest rate     5.2%        6.4%       6.4%
     Expected life             4 years     3 years    3 years
     Expected volatility         42%         40%        40%
     Expected dividend yield      0%          0%         0%


The following table summarizes information about stock options outstanding as of March 31, 1999:


                         Options Outstanding                         Options Exercisable
                      ----------------------------------------    ------------------------
                                      Wgtd. Avg.    Wgtd. Avg.                  Wgtd. Avg.
    Range of            Number        Remaining      Exercise       Number       Exercise
Exercise Prices       Outstanding    Contr. Life      Price       Exercisable      Price
-----------------     -----------    -----------    ---------     -----------   ----------
$ 7.375 - $ 8.250       44,000          2.76         $ 7.72         44,000        $ 7.72
$11.625 - $15.875      543,500          7.62         $12.60        281,500        $12.70
$19.00  - $19.625      325,000          8.21         $19.15        325,000        $19.15
                       -------                                     -------
$ 7.375 - $19.625      912,500          7.60         $14.70        650,500        $15.59
                       =======                                     =======

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


J -- EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128), which replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. All income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the twelve months ended March 31, 1999 and 1998 and for the nine months ended March 31, 1997 were determined on the assumptions that the convertible debt was converted on April 1, 1998 and 1997 and upon issuance on December 17, 1996, respectively. The computation of diluted earnings per common share for the twelve months ended March 31, 1999 excludes 423,625 stock options, at a weighted average exercise price of $16.51, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

                                                                  Twelve Months Ended              Nine
                                                                       March 31,                Months Ended
                                                              ------------------------------     March 31,
                                                                 1999               1998           1997
                                                              ---------         ------------    ------------
Income from Continuing Operations (thousands of dollars):
     Income available to common stockholders.................$    20,920        $     31,254    $     17,625
     Interest on convertible debt, net of taxes..............      4,012               4,116           1,178
                                                             -----------        ------------    ------------
     Income available to common stockholders, plus
         assumed conversions.................................$    24,932        $     35,370    $     18,803
                                                             ===========        ============    ============

Shares:
     Weighted average number of common shares outstanding.... 21,581,683          21,543,198      20,095,403
     Options  ...............................................     65,731             269,911         357,385
     Warrants ...............................................         --                  --          17,120
     Convertible debt........................................  4,177,016           4,286,520       1,615,210
                                                             -----------        ------------    ------------
     Weighted average number of common shares outstanding,
         plus assumed conversions............................ 25,824,430          26,099,629      22,085,118
                                                             ===========        ============    ============

Income from Continuing Operations:
     Basic earnings per share................................$      0.97        $       1.45    $       0.88
                                                             ===========        ============    ============

     Diluted earnings per share..............................$      0.97        $       1.35    $       0.85
                                                             ===========        ============    ============


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

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

K  -- SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. Air Log and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services to the domestic and international oil and gas industry. The information presented has been restated to reflect CPS as discontinued operations. Identifiable assets include net assets relating to CPS of $6.7 million as of March 31, 1997. The following shows reportable segment information for the years ended March 31, 1999 and 1998 and the nine months ended March 31, 1997 and is prepared on the same basis as the Company's consolidated financial statements. (in thousands):

                                                    Twelve
                                                 Months Ended           Nine
                                                   March 31,        Months Ended
                                              --------------------     March 31,
                                                 1999       1998         1997
                                               -------     -------      -------
Operating revenues: (1)
  Helicopter activities....................... $425,204   $384,108    $143,647
  Production management and related services..   41,236     42,785      23,481
                                                -------    -------     -------
    Total..................................... $466,440   $426,893    $167,128
                                                =======    =======     =======
Operating profit (loss):
  Helicopter activities....................... $ 46,215   $ 59,024    $ 27,142
  Production management and related services..    2,201      3,072       1,182
                                                -------    -------     -------
    Total segment operating profit............   48,416     62,096      28,324

Corporate overhead............................   (5,437)    (5,632)     (3,110)
Earnings from unconsolidated entities.........    5,104      7,205       2,602
Interest income (expense), net................  (16,351)   (17,555)     (2,228)
                                                -------    -------     -------
Pretax income................................. $ 31,732   $ 46,114    $ 25,588
                                                =======    =======     =======

(1) Net of  Inter-Segment  revenues of $2,896,000; $3,461,000 and $2,246,000 for
    March 31, 1999, 1998 and 1997, respectively.


                                                    Capital
                                                  Expenditures
                                               ----------------------------
                                                 1999      1998       1997
                                               -------   -------    -------
  Helicopter activities....................    $18,939   $70,170    $ 9,835
  Production management and related services       253       140        112
  Corporate.................................        27       155         --
                                                ------    ------     ------
      Total................................    $19,219   $70,465    $ 9,947
                                               =======    ======     ======

                                                   Depreciation
                                                 and Amortization
                                               ---------------------------
                                                 1999      1998     1997
                                               -------   -------  -------
  Helicopter activities.....................   $31,245   $30,286   $11,531
  Production management and related services     1,334     1,364     1,003
  Corporate.................................       163       590        90
                                                ------    ------    ------
       Total................................   $32,742   $32,240   $12,624
                                                ======    ======    ======

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                                                 Identifiable Assets
                                               -----------------------------
                                                 1999       1998      1997
                                               -------    -------    -------
  Helicopter activities.....................  $645,727   $658,461    $607,458
  Production management and related services    30,208     28,421      26,279
  Corporate and other.......................    56,095     49,129      40,476
                                               -------    -------     -------
       Total................................  $732,030   $736,011    $674,213
                                               =======    =======     =======

     The Company attributes revenue to various countries based on the location where helicopter activities or production management services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end. Entity wide information by geographic area is as follows (thousands of dollars):



                                             Twelve
                                           Months Ended            Nine
                                             March 31,          Months Ended
                                        ---------------------    March 31,
                                          1999         1998        1997
                                        --------     --------   ----------
     Operating revenue:
        United States.................  $141,156     $143,870    $ 83,875
        United Kingdom................   179,572      167,776      39,892
        Nigeria.......................    42,397       43,658      11,381
        Norway........................    26,857       10,066       1,844
        Other countries...............    76,458       61,523      30,136
                                         -------      -------     -------
                                        $466,440     $426,893    $167,128
                                         =======      =======     =======

                                                  As of March 31,
                                              ------------------------
                                                1999            1998
                                              --------        -------
     Long-lived assets:
        United States.........................$ 71,717         $ 76,015
        United Kingdom........................ 222,677          221,366
        Nigeria...............................  26,557           29,987
        Norway................................  42,566           37,742
        Other countries.......................  79,399          106,029
                                              --------         --------
                                              $442,916         $471,139
                                              ========         ========

     During 1999, 1998 and 1997, Air Log and Bristow conducted operations in approximately 19 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. Revenue earned from any single customer did not exceed 10% of total revenues during 1999, 1998 or 1997.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


L-- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  Quarter Ended
                                   ---------------------------------------------
                                    June 30  September 30  December 31  March 31
                                   --------  ------------  -----------  --------
                         (thousands of dollars, except per share amounts)
1999
Gross revenue.......................$117,553  $ 129,168   $ 116,190   $ 105,929
Gross profit........................$ 19,106  $  25,137   $  15,361   $  13,222

Net income..........................$  6,553  $  10,016   $   4,321   $      30
                                    ========  =========   =========   =========

Basic earnings per share............$   0.30  $    0.46   $    0.20   $    0.00
                                    ========  =========   =========   =========
Diluted earnings per share..........$   0.29  $    0.43   $    0.20   $    0.00
                                    ========  =========   =========   =========

1998
Gross revenue.......................$ 99,981  $ 107,565   $ 112,950   $ 106,159
Gross profit........................$ 19,497  $  21,526   $  21,169   $  20,582

Income from continuing operations...$  6,593  $   7,959   $   7,963   $   8,739
Income from discontinued operations.     (15)       169          --          --
                                    --------  ---------   ---------   ---------
Net income..........................$  6,578  $   8,128   $   7,963   $   8,739
                                    ========  =========   =========   =========

Basic earnings per share:
Income from continuing operations...$   0.31  $    0.37   $    0.37   $    0.40
Income from discontinued operations.      --       0.01          --          --
                                    --------  ---------   ---------   ---------
Net Income..........................$   0.31  $    0.38   $    0.37   $    0.40
                                    ========  =========   =========   =========

Diluted earnings per share:
Income from continuing operations...$   0.30  $    0.35   $    0.34   $    0.37
Income from discontinued operations.      --       0.01          --          --
                                    --------  ---------   ---------   ---------
Net Income..........................$   0.30  $    0.36   $    0.34   $    0.37
                                    ========  =========   =========   =========

1997
Gross revenue.......................     N/A  $  32,872   $  41,459   $  94,019
Gross profit........................     N/A  $   8,690   $   9,347   $  18,583

Income from continuing operations...     N/A  $   5,781   $   5,522   $   6,322
Income from discontinued operations.     N/A         74          86        (553)
                                              ---------   ---------   ---------
Net income..........................     N/A  $   5,855   $   5,608   $   5,769
                                              =========   =========   =========
Basic earnings per share:
Income from continuing operations...     N/A  $    0.30   $    0.28   $    0.30
Income from discontinued operations.     N/A         --          --       (0.03)
                                              ---------   ---------   ---------
Net Income..........................     N/A  $    0.30   $    0.28   $    0.27
                                              =========   =========   =========

Diluted earnings per share:
Income from continuing operations...     N/A  $    0.30   $    0.28   $    0.29
Income from discontinued operations.     N/A         --          --       (0.02)
                                              ---------   ---------   ---------
Net Income..........................     N/A  $    0.30   $    0.28   $    0.27
                                              =========   =========   =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

M -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION


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

                      OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                             Supplemental Condensed Consolidating Balance Sheet

                                                    March 31, 1999


                                             Parent                         Non-
                                             Company      Guarantor      Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ---------     ----------   -----------   -----------
ASSETS
    Current assets:
      Cash and cash equivalents.............$   34,775    $  10,584     $   25,235   $        --   $    70,594
      Accounts receivable...................     3,792       20,752         67,499        (2,966)       89,077
      Inventories...........................        --       36,621         46,232            --        82,853
      Prepaid expenses......................       220          577          5,202            --         5,999
                                            ----------    ---------     ----------   -----------   -----------
          Total current assets..............    38,787       68,534        144,168        (2,966)      248,523

    Intercompany investment.................   220,575           --             --      (220,575)           --
    Investments in unconsolidated entities..     1,108          229          8,661            --         9,998
    Intercompany note receivables...........   233,444        3,015             86      (236,545)           --
    Property and equipment--at cost:
      Land and buildings....................        --        3,220          7,640            --        10,860
      Aircraft and equipment................     3,630      149,544        401,678            --       554,852
                                            ----------     --------     ----------   -----------    ----------
                                                 3,630      152,764        409,318            --       565,712
      Less:  Accumulated depreciation
           and amortization.................    (2,772)     (72,292)       (47,732)           --      (122,796)
                                            ----------    ---------     ----------   -----------   -----------
                                                   858       80,472        361,586            --       442,916
    Other assets............................    12,607       18,200           (325)          111        30,593
                                            ----------    ---------     ----------   -----------   -----------

                                            $  507,379    $ 170,450     $  514,176   $  (459,975)  $   732,030
                                            ==========    =========     ==========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current liabilities:
      Accounts payable......................$      148    $   4,378     $   33,764   $    (2,756)  $    35,534
      Accrued liabilities...................     7,033       11,171         24,620          (429)       42,395
      Deferred taxes........................        --           --         17,697            --        17,697
      Current maturities of long-term debt..        --           --         10,037            --        10,037
                                            ----------    ---------     ----------   -----------   -----------
          Total current liabilities.........     7,181       15,549         86,118        (3,185)      105,663

    Long-term debt, less current maturities.   190,922           --         42,693            --       233,615
    Intercompany notes payable..............     6,364           --        229,962      (236,326)           --
    Other liabilities and deferred credits..         4        2,364            632            --         3,000
    Deferred taxes..........................       907       32,815         61,186            --        94,908
    Minority interest.......................    10,716           --             --            --        10,716

    Stockholders' investment:
      Common stock..........................       211        4,048          1,384        (5,432)          211
      Additional paid in capital............   116,053       58,318         16,800       (75,118)      116,053
      Retained earnings.....................   173,114       57,356         78,628      (135,984)      173,114
      Accumulated other comprehensive
           income (loss)....................     1,907           --         (3,227)       (3,930)       (5,250)
                                            ----------    ---------     ----------   -----------   -----------
                                               291,285      119,722         93,585      (220,464)      284,128
                                            ----------    ---------     ----------   -----------   -----------
                                            $  507,379    $ 170,450     $  514,176   $  (459,975)  $   732,030
                                            ==========    =========     ==========   ===========   ===========

                                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                       Supplemental Condensed Consolidating Statement of Income

                                    Twelve Months Ended March 31, 1999

                                               Parent                     Non-
                                              Company    Guarantor      Guarantor
                                                Only    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                             ---------    ---------     ----------   -----------    ------------
GROSS REVENUE
Operating revenue........................... $      10    $ 140,519     $  325,911   $        --    $   466,440
Intercompany revenue........................       224       10,141            690       (11,055)            --
Gain (loss) on disposal of equipment........        11          227          2,162            --          2,400
                                             ---------    ---------     ----------   -----------    -----------
                                                   245      150,887        328,763       (11,055)       468,840
OPERATING EXPENSES
Direct cost.................................       (12)     113,979        249,305            --        363,272
Intercompany expense........................        --          690         10,365       (11,055)            --
Depreciation and amortization...............       163       10,019         22,560            --         32,742
General and administrative..................     5,339        6,695         17,813            --         29,847
                                             ---------    ---------     ----------   -----------    -----------
                                                 5,490      131,383        300,043       (11,055)       425,861
                                             ---------    ---------     ----------   -----------    -----------

OPERATING INCOME............................    (5,245)      19,504         28,720            --         42,979
Earnings from unconsolidated entities.......    15,488           --          5,108       (15,492)         5,104
Interest income ............................    28,207          494          1,128       (26,369)         3,460
Interest expense............................    14,458            1         31,721       (26,369)        19,811
                                             ---------    ---------     ----------   ------------   -----------

INCOME BEFORE PROVISION
       FOR INCOME TAXES.....................    23,992       19,997          3,235       (15,492)        31,732
Allocation of consolidated income taxes.....     1,836        6,704            969            --          9,509
Minority interest...........................    (1,236)          --            (67)           --         (1,303)
                                             ---------    ---------     ----------   ------------   -----------

NET INCOME.................................. $  20,920    $  13,293     $    2,199   $   (15,492)   $    20,920
                                             =========    =========     ==========   ============   ===========


                                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                   Supplemental Condensed Consolidating Statement of Cash Flows

                                     Twelve Months Ended March 31, 1999


                                               Parent                     Non-
                                              Company    Guarantor     Guarantor
                                               Only     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                            ----------    ---------     ----------   ------------  -----------

Net cash provided by operating activities...$   10,791    $  10,447     $   26,747   $      1,692  $    49,677
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from investing activities:
       Capital expenditures.................        --       (5,543)       (13,676)            --      (19,219)
       Proceeds from asset dispositions.....        15          488          5,733             --        6,236
                                            ----------    ---------     ----------   ------------  -----------

Net cash provided by (used in) investing
       activities...........................        15       (5,055)        (7,943)            --      (12,983)
                                            ----------    ---------     ----------   ------------  -----------
Cash flows from financing activities:
       Proceeds from borrowings.............        20           --             --            (20)          --
       Repayment of debt....................    (3,300)          --         (9,976)        (1,672)     (14,948)
       Repurchase of common stock...........    (7,128)          --             --             --       (7,128)
       Issuance of common stock.............       113           --             --                         113
                                            ----------    ---------     ----------   ------------  -----------
Net cash used in financing activities.......   (10,295)          --         (9,976)        (1,692)     (21,963)
                                            ----------    ---------     ----------   ------------  -----------

Effect of exchange rate changes in cash.....        --           --           (213)            --         (213)
                                            ----------    ---------     ----------   ------------  -----------

Net increase in cash and cash equivalents...       511        5,392          8,615             --       14,518

Cash and cash equivalents at beginning of
       period...............................    34,264        5,192         16,620             --       56,076
                                            ----------    ---------     ----------   ------------  -----------

Cash and cash equivalents at end of period..$   34,775    $  10,584     $   25,235   $         --  $    70,594
                                            ==========    =========     ==========   ============  ===========

                                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                         Supplemental Condensed Consolidating Balance Sheet

                                              March 31, 1998


                                               Parent                       Non-
                                               Company    Guarantor    Guarantor
                                                 Only   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                            ----------    ---------     ----------   -----------   -----------
ASSETS
    Current assets:
      Cash and cash equivalents.............$   34,264    $   5,192     $   16,620   $        --   $    56,076
      Accounts receivable...................       599       23,908         63,065        (2,029)       85,543
      Inventories...........................        --       31,998         44,141            --        76,139
      Prepaid expenses......................       304          663          4,575            --         5,542
                                            ----------    ---------     ----------   -----------   -----------
          Total current assets..............    35,167       61,761        128,401        (2,029)      223,300

    Intercompany investment.................   218,143           --             --      (218,143)           --
    Investments in unconsolidated entities..     1,108          229          6,529            --         7,866
    Intercompany note receivables...........   221,130        2,674          1,441      (225,245)           --
    Property and equipment--at cost:
      Land and buildings....................        --        3,174          9,914            --        13,088
      Aircraft and equipment................     3,642      145,648        407,028            --       556,318
                                            ----------     --------     ----------   -----------    ----------
                                                 3,642      148,822        416,942            --       569,406
      Less:  Accumulated depreciation
           and amortization.................    (2,657)     (65,050)       (30,560)           --       (98,267)
                                            ----------    ---------     ----------   -----------   -----------
                                                   985       83,772        386,382            --       471,139
    Other assets............................    13,447       19,781            368           110        33,706
                                            ----------    ---------     ----------   -----------   -----------

                                            $  489,980    $ 168,217     $  523,121   $  (445,307)  $   736,011
                                            ==========    =========     ==========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current liabilities:
      Accounts payable......................$       46    $   4,389     $   26,589   $        --   $    31,024
      Accrued liabilities...................     6,027        8,818         30,037        (2,270)       42,612
      Deferred taxes........................        --           --         18,335            --        18,335
      Current maturities of long-term debt..     2,569           --          6,124            --         8,693
                                            ----------    ---------     ----------   -----------   -----------
          Total current liabilities.........     8,642       13,207         81,085        (2,270)      100,664

    Long-term debt, less current maturities.   195,374           --         56,186            --       251,560
    Intercompany notes payable..............     2,500           --        222,505      (225,005)           --
    Deferred credits........................        --           --            594            --           594
    Deferred taxes..........................    (4,077)      27,730         69,802            --        93,455
    Minority interest.......................     9,853           --             --            --         9,853

    Stockholders' investment:
      Common stock..........................       219        4,048          1,384        (5,432)          219
      Additional paid in capital............   123,061       58,318         19,071       (77,389)      123,061
      Retained earnings.....................   152,194       64,914         72,394      (137,308)      152,194
      Accumulated other comprehensive
           income (loss)....................     2,214           --            100         2,097         4,411
                                            ----------    ---------     ----------   -----------   -----------
                                               277,688      127,280         92,949      (218,032)      279,885
                                            ----------    ---------     ----------   ------------  -----------
                                            $  489,980    $ 168,217     $  523,121   $  (445,307)  $   736,011
                                            ==========    =========     ==========   ===========   ===========

                             OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                      Supplemental Condensed Consolidating Statement of Income

                                  Twelve Months Ended March 31, 1998

                                             Parent                        Non-
                                             Company    Guarantor       Guarantor
                                              Only      Subsidiaries    Subsidiaries Eliminations  Consolidated
                                            ----------    ---------     ----------   -----------   ------------
GROSS REVENUE
Operating revenue...........................$       20    $ 141,179     $  285,694   $        --   $    426,893
Intercompany revenue........................       280       10,345            308       (10,933)            --
Gain (loss) on disposal of equipment........        --         (439)           201            --           (238)
                                            ----------    ---------     ----------   -----------   ------------
                                                   300      151,085        286,203       (10,933)       426,655
OPERATING EXPENSES
Direct cost.................................         7      112,246        199,388            --        311,641
Intercompany expense........................        --          243         10,690       (10,933)            --
Depreciation and amortization...............       589        8,949         22,702            --         32,240
General and administrative..................     5,632        5,289         15,389            --         26,310
                                            ----------    ---------     ----------   -----------   ------------
                                                 6,228      126,727        248,169       (10,933)       370,191
                                            ----------    ---------     ----------   -----------   ------------

OPERATING INCOME............................    (5,928)      24,358         38,034            --         56,464
Earnings from unconsolidated entities.......    27,185           --          7,207       (27,187)         7,205
Interest income ............................    20,288          282          1,314       (18,903)         2,981
Interest expense............................     7,419           --         32,020       (18,903)        20,536
                                             ---------      -------      ---------   ------------  -------------

INCOME FROM CONTINUING
       OPERATIONS BEFORE PROVISION
       FOR INCOME TAXES.....................    34,126       24,640         14,535       (27,187)        46,114
Allocation of consolidated income taxes.....     1,809        8,028          3,996            --         13,833
Minority interest...........................    (1,016)          --            (11)           --         (1,027)
                                            ----------    ---------     ----------   -----------   ------------

INCOME FROM CONTINUING
       OPERATIONS...........................    31,301       16,612         10,528       (27,187)        31,254
Discontinued operations:
       Income (loss) from CPS operations....       107           --             47            --            154
                                            ----------    ---------     ----------   -----------   ------------

NET INCOME..................................$   31,408   $   16,612     $   10,575   $   (27,187)  $     31,408
                                            ==========   ==========     ==========   ============  ============

                                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                  Supplemental Condensed Consolidating Statement of Cash Flows

                                   Twelve Months Ended March 31, 1998


                                               Parent                      Non-
                                              Company     Guarantor     Guarantor
                                                Only    Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                            ----------    ---------      ---------     ----------    ---------
Net cash provided by operating activities...$  (93,486)   $  27,903      $  49,389     $   85,140    $  68,946
                                            ----------    ---------      ---------     ----------    ---------

Cash flows from investing activities:
       Capital expenditures.................      (155)     (27,706)       (42,604)            --      (70,465)
       Proceeds from asset dispositions.....        --        1,450          9,513             --       10,963
       Cash received from CPS disposal......        --           --          5,700             --        5,700
       Acquisitions, net of cash received...        --           --           (353)            --         (353)
                                            ----------    ---------     ----------   ------------  -----------

Net cash used in investing activities.......      (155)     (26,256)       (27,744)            --      (54,155)
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from financing activities:
       Proceeds from borrowings.............    98,723           --        109,955        (85,140)     123,538
       Repayment of debt....................        --           --       (120,519)            --     (120,519)
       Issuance of common stock.............     7,723           --             --             --        7,723
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) financing
       activities...........................   106,446           --        (10,564)       (85,140)      10,742
                                            ----------    ---------     ----------   ------------  -----------

Effect of exchange rate changes in cash.....        --           --            714             --          714
                                            ----------    ---------     ----------   ------------  -----------

Net increase in cash and cash equivalents...    12,805        1,647         11,795             --       26,247

Cash and cash equivalents at beginning of
       period...............................    21,459        3,545          4,825             --       29,829
                                            ----------    ---------     ----------   ------------  -----------

Cash and cash equivalents at end of period..$   34,264    $   5,192     $   16,620   $         --  $    56,076
                                            ==========    =========     ==========   ============  ===========

                          OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                     Supplemental Condensed Consolidating Statement of Income

                                  Nine Months Ended March 31, 1997


                                               Parent                      Non-
                                              Company    Guarantor     Guarantor
                                               Only     Subsidiaries   Subsidiaries  Eliminations  Consolidated

                                            ----------    ---------     ----------   -----------   -----------
GROSS REVENUE
Operating revenue...........................$       18    $  83,440     $   83,670   $        --   $   167,128
Intercompany revenue........................       105        7,463              3        (7,571)           --
Gain (loss) on disposal of equipment........        20        1,090            112            --         1,222
                                            ----------    ---------     ----------   -----------   -----------
                                                   143       91,993         83,785        (7,571)      168,350
OPERATING EXPENSES
Direct cost.................................        (1)      65,762         53,345            --       119,106
Intercompany expense........................        --            3          7,568        (7,571)           --
Depreciation and amortization...............        90        5,849          6,685            --        12,624
General and administrative..................     3,110        3,839          4,457            --        11,406
                                            ----------    ---------     ----------   -----------   -----------
                                                 3,199       75,453         72,055        (7,571)      143,136
                                            ----------    ---------     ----------   -----------   -----------

OPERATING INCOME............................    (3,056)      16,540         11,730            --        25,214
Earnings from unconsolidated entities.......    16,841           --          2,784       (17,023)        2,602
Interest income.............................     6,025          238          1,478        (4,441)        3,300
Interest expense............................     1,734           23          8,212        (4,441)        5,528
                                             ---------      -------       --------      ---------   ----------

INCOME FROM CONTINUING
       OPERATIONS BEFORE PROVISION
       FOR INCOME TAXES.....................    18,076       16,755          7,780       (17,023)       25,588
Allocation of consolidated income taxes.....       170        5,404          2,101            --         7,675
Minority interest...........................      (281)          --             (7)           --          (288)
                                            ----------    ---------     ----------   -----------   -----------
INCOME FROM CONTINUING
       OPERATIONS...........................    17,625       11,351          5,672       (17,023)       17,625
Discontinued operations:
       Income (loss) from CPS operations....      (393)          --           (890)          890          (393)
                                            ----------    ---------     ----------   -----------   -----------
NET INCOME..................................$   17,232    $  11,351     $    4,782    $  (16,133)   $   17,232
                                            ==========    =========     ==========    ==========    ==========

                              OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                 Supplemental Condensed Consolidating Statement of Cash Flows

                                 Nine Months Ended March 31, 1997


                                               Parent                      Non-
                                              Company    Guarantor      Guarantor
                                               Only     Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                            ----------    ---------     ----------   -----------   ----------
Net cash provided by operating activities...$    9,120    $   4,598     $    1,319   $       934   $   15,971
                                            ----------    ---------     ----------   -----------   ----------

Cash flows from investing activities:
       Capital expenditures.................       (30)      (7,108)        (2,968)           --      (10,106)
       Proceeds from asset dispositions.....        20        1,599          4,407            --        6,026
       Bristow investment...................  (109,286)          --        (46,165)           --     (155,451)
       Acquisitions, net of cash received...        --           --         (1,675)           --       (1,675)
       Proceeds from maturity of
           marketable securities............     5,000           --         15,001            --       20,001
                                            ----------    ---------     ----------   -----------   ----------
Net cash used in  investing activities......  (104,296)      (5,509)       (31,400)           --     (141,205)
                                            ----------    ---------     ----------   -----------   ----------

Cash flows from financing activities:
       Proceeds from borrowings.............    89,094           --          8,542        (1,000)      96,636
       Repayment of debt....................        --           --           (434)           --         (434)
       Issuance of common stock.............     1,899           --             --            --        1,899
                                            ----------    ---------     ----------   -----------   ----------

Net cash provided by (used in) financing
       activities...........................    90,993           --          8,108        (1,000)      98,101
                                            ----------    ---------     ----------   -----------   ----------

Effect of exchange rate changes in cash.....        --           --             23            --           23
                                            ----------    ---------     ----------   -----------   ----------

Net decrease in cash and cash equivalents...    (4,183)        (911)       (21,950)          (66)     (27,110)

Cash and cash equivalents at beginning of
       period...............................    25,642        4,456         26,775            66       56,939
                                            ----------    ---------     ----------   -----------   ----------

Cash and cash equivalents at end of period..$   21,459    $   3,545     $    4,825   $        --   $   29,829
                                            ==========    =========     ==========   ===========   ==========

                                                                  SCHEDULE II

                     OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)

                                         Balance at                                        Balance at
                                         Beginning          Additions                        End of
     Description                         of Period           at Cost      Deductions (A)     Period
--------------------------------------   ----------         ---------     --------------   ---------
   Year ended March 31, 1999
     Deducted in balance sheet from
       trade accounts receivables:
       Allowance for doubtful accounts   $    850             3,508             348          4,010

   Year ended March 31, 1998
     Deducted in balance sheet from
       trade accounts receivables:
       Allowance for doubtful accounts   $  1,340               310             800            850

   Nine months ended March 31, 1997
     Deducted in balance sheet from
       trade accounts receivables:
       Allowance for doubtful accounts   $  1,471               563             694          1,340


(A) Amounts include accounts receivable considered uncollectible and removed from accounts by reducing the allowance for doubtful accounts, and the effect of exchange rate differences.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant

     There is incorporated by reference herein the information under the caption "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 20, 1999.

ITEM 11.   Executive Compensation

     There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 20, 1999.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference herein the information under the captions "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 20, 1999.

ITEM 13.   Certain Relationships and Related Transactions

     There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement in connection with the Annual Stockholders' Meeting to be held on September 20, 1999.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)       Financial Statements --
      Report of Independent Public Accountants
      Consolidated Balance Sheet -- March 31, 1999 and 1998
      Consolidated  Statement  of Income for the twelve  months  ended March 31,
        1999 and 1998 and the nine months ended March 31, 1997
      Consolidated  Statement of Stockholders'  Investment for the twelve months ended March 31, 1999 and 1998 and the nine months ended March 31, 1997
      Consolidated Statement of Cash Flows for the twelve months ended March 31,
        1999 and 1998 and the nine months ended March 31, 1997
      Notes to Consolidated Financial Statements

(a)  (2)  Financial Statement Schedules
      Valuation and Qualifying Accounts

     All other schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.


                                      Incorporated
                                      by Reference    Form
                                     to Registration   or                Exhibit
(a) (3)        Exhibits              or File Number  Report     Date     Number
          ------------------------   --------------  -------  --------  --------
 (3) Articles of Incorporation and
     By-laws

       (1) Delaware Certificate of       0-5232       10-K   June 1989    3(10)
           Incorporation
       (2) Agreement and Plan of         0-5232       10-K   June 1989    3(11)
           Merger dated December 29,
           1987
       (3) Certificate of Merger         0-5232       10-K   June 1990    3(3)
           dated December 29, 1987
       (4) Certificate of Correction     0-5232       10-K   June 1990    3(4)
           of Certificate of Merger
           dated January 20, 1988
       (5) Certificate of Amendment      0-5232       10-K   June 1990    3(5)
           of Certificate of
           Incorporation dated
           November 30, 1989
       (6) Certificate of Amendment      0-5232        8-K   Dec. 1992    3
           of Certificate of
           Incorporation dated
           December 9, 1992
       (7) Rights Agreement and Form     0-5232        8A    Feb. 1996    4
           of Rights Certificate
       (8) Amended and Restated          0-5232        8-K   Feb. 1996    3(7)
           By-laws
       (9) Certificate of                0-5232       10-K   June 1996    3(9)
           Designation of Series A
           Junior Participating
           Preferred Stock
       (10)First Amendment to            0-5232       8-A/A  May 1997     5
           Rights Agreement

 (4) Instruments defining the rights
     of security holders, including
     indentures

       (1) Indenture dated as of         0-5232       10-Q   Dec. 1996    4(1)
           December 15, 1996, between
           Fleet National Bank and
           the Company
       (2) Registration Rights           0-5232       10-Q   Dec. 1996    4(2)
           Agreement dated December 17,
           1996, between the Company
           and Jefferies & Company,
           Inc., Simmons & Company
           International, and Johnson
           Rice & Company L.L.C.
       (3) Registration Rights           0-5232       10-Q   Dec. 1996    4(3)
           Agreement dated December
           19, 1996, between the
           Company and Caledonia
           Industrial and Services
           Limited

                                      Incorporated
                                      by Reference    Form
                                     to Registration   or                Exhibit
(a) (3)        Exhibits              or File Number  Report     Date     Number
          ------------------------   --------------  -------  --------  --------
      (4)(4)  Indenture, dated as of     333-48803     S-4   March 1998   4.1
              January 27, 1998, among
              the Company, the
              Guarantors and State
              Street Bank and Trust
              Company
         (5)  Registration Rights        333-48803     S-4   March 1998   4.2
              Agreement, dated as of
              January 22, 1998, among
              the Company, the
              Guarantors and Jefferies
              & Company, Inc.

 (10) Material Contracts

         (1)  Employee Incentive         0-5232       10-K   June 1981    10(5)
              Award Plan *
         (2)  Executive Welfare          33-9596       S-4   Dec. 1986    10(ww)
              Benefit Agreement,
              similar agreement
              omitted pursuant to
              Instruction 2 to Item
              601 of Regulation S-K*
         (3)  Executive Welfare          33-9596       S-4   Dec. 1986    10(xx)
              Benefit Agreement,
              similar agreements
              are omitted pursuant
              to Instruction 2 to
              Item 601 of
              Regulation S-K *
         (4)  Offshore Logistics,        0-5232       10-K   June 1990    (28)
              Inc. 1989 Incentive
              Plan *
         (5)  Offshore Logistics, Inc.   33-50946      S-8   Aug. 1992    4.1
              1991 Non-qualified Stock
              Option Plan for  Non-
              employee Directors *
         (6)  Agreement and Plan of      33-79968      S-4   Aug. 1994    2(1)
              Merger dated as of June
              1, 1994, as amended
         (7)  Shareholders               33-79968      S-4   Aug. 1994    2(2)
              Agreement dated as of
              June 1, 1994
         (8)  Proposed Form of           33-79968      S-4   Aug. 1994    2(3)
              Non-competition
              Agreement with
              Individual
              Shareholders
         (9)  Proposed Form of Joint     33-79968      S-4   Aug. 1994    2(4)
              Venture Agreement
         (10) Offshore                   33-87450      S-8   Dec. 1994    84
              Logistics, Inc. 1994
              Long-Term Management
              Incentive Plan *
         (11) Offshore                   0-5232       10-K   June 1995    10(20)
              Logistics, Inc.
              Annual Incentive
              Compensation Plan *
         (12) Indemnity                  0-5232       10-K   March 1997   10(14)
              Agreement, similar
              agreements with other
              directors of the
              Company are omitted
              pursuant to
              Instruction 2 to Item
              601 of Regulation S-K.
         (13) Master Agreement           0-5232        8-K   Dec. 1996    2(1)
              dated December 12,
              1996
         (14) Change of Control          0-5232       10-Q   Sept. 1997   10(1)
              Agreement between the
              Company and George M.
              Small.  Substantially
              identical contracts
              with five other
              officers are omitted
              pursuant to Item 601
              of Regulation S-K
              Instructions. *

(a) (3)  Exhibits
    (10) (15) Offshore Logistics,
              Inc. 1994 Long-Term
              Management Incentive
              Plan, as amended *
         (16) Agreement  between Pilots
              Represented by Office and
              Professional Employees
              International Union,
              AFL-CIO and Offshore
              Logistics, Inc.

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

   (23)  Consent of Independent Public Accountants

   (27)  Financial Data Schedule

(b)   Reports on Form 8-K

     There were no Form 8-K filings during the quarter ended March 31, 1999.

      EXHIBIT 21

                            OFFSHORE LOGISTICS, INC.

                Subsidiaries of the Registrant at March 31, 1999


                                                                 Percentage
                                               Place of          of Voting
                   Company                   Incorporation       Stock Owned
-------------------------------------------  ------------------  -----------
Air Logistics of Alaska, Inc...............    Alaska                  100%
Air Logistics, L.L.C.......................    Louisiana               100%
Aircopter Maintenance International, Inc...    Panama                   49%
Airlog International, Inc..................    Panama                  100%
Airlog Part Sales, Inc.....................    Louisiana               100%
Brilog Leasing Limited.....................    Cayman Islands          100%
Bristow Aviation Holdings Limited..........    England                  49%
Bristow Helicopters Australia Pty. Ltd.....    Australia                49% *
Bristow Helicopters International Limited..    England                  49%
Bristow Helicopters Limited................    England                  49%
Bristow Helicopters Nigeria Limited........    Nigeria                  40% *
Bristow Helicopter Group Limited...........    England                  49%
FBS Limited................................    England                  50% *
Grasso Corporation.........................    Delaware                100%
Grasso Production Management...............    Texas                   100%
Guaranty Financial International, N.A......    Netherlands Antilles     49%
Heliflight Services, Inc...................    Texas                    49%
Heliservicio Campeche S.A. de C.V.  .......    Mexico                   49%
Hemisco Helicopters International,  Inc....    Panama                   49%
Medic Systems International, Inc...........    Panama                  100%
Medic Systems, Inc.........................    Delaware                100%
Norsk Helikopter AS........................    Norway                   49% *
Offshore Logistics International, Inc......    Panama                  100%
Offshore Logistics Management Services, Inc.   Louisiana               100%
Petroleum Air Services.....................    Egypt                    25%



*  percentage owned by Bristow Helicopters Limited

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OFFSHORE LOGISTICS, INC.


                                 By: /s/ Drury A. Milke
                                    ------------------------------
                                        Drury A. Milke
                                      Vice President-- Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
June 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ P. N. Buckley
--------------------------------
       Peter N. Buckley                   Director             June 29,  1999

  /s/ J. H. Cartwright
--------------------------------
    Jonathan H. Cartwright                Director              June 29, 1999

  /s/ Louis F. Crane
--------------------------------
        Louis F. Crane           Chairman of the Board and      June 29, 1999
                                          Director

---------------------------------
       David M. Johnson                   Director              June 29, 1999

  /s/ Kenneth M. Jones
---------------------------------
       Kenneth M. Jones                   Director              June 29, 1999

  /s/ Harry C. Sager
---------------------------------
        Harry C. Sager                    Director              June 29, 1999

  /s/ George M. Small
---------------------------------
        George M. Small            President and Director       June 29, 1999


---------------------------------
          Howard Wolf                     Director              June 29, 1999