Form 10-Q
period 1999-06-30
OFFSHORE LOGISTICS INC
filed 1999-08-13
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


        Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1999.

                21,103,421 shares of Common Stock, $.01 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                (thousands of dollars, except per share amounts)


                                                                      Three Months Ended
                                                                            June 30,
                                                                   -----------------------
                                                                      1999         1998
                                                                   ----------    ---------
GROSS REVENUE
Operating revenue................................................. $  106,418    $ 117,273
Gain on disposal of equipment.....................................        962          280
                                                                   ----------    ---------
                                                                      107,380      117,553
OPERATING EXPENSES
Direct cost.......................................................     84,884       89,969
Depreciation and amortization.....................................      8,184        8,478
General and administrative........................................      6,810        6,284
                                                                   ----------    ---------
                                                                       99,878      104,731
                                                                   ----------    ---------
OPERATING INCOME..................................................      7,502       12,822

Earnings from unconsolidated entities.............................      1,102        1,100
Interest income...................................................      1,004          889
Interest expense..................................................      4,670        5,013
                                                                   ----------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES..........................      4,938        9,798

Provision for income taxes........................................      1,531        2,939
Minority interest.................................................       (322)        (306)
                                                                   ----------    ---------

NET INCOME........................................................ $    3,085    $   6,553
                                                                   ==========    =========

Net income per common share:

Basic............................................................. $     0.15    $    0.30
                                                                   ==========    =========
Diluted........................................................... $     0.15    $    0.29
                                                                   ==========    =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (thousands of dollars)


                                                                     June 30,    March 31,
                                                                       1999        1999
                                                                   -----------   ---------
ASSETS
Current Assets:
   Cash and cash equivalents.......................................$    83,802   $  70,594
   Accounts receivable.............................................     90,427      89,077
   Inventories.....................................................     79,830      82,853
   Prepaid expenses................................................      5,395       5,999
                                                                   -----------   ---------
      Total current assets.........................................    259,454     248,523

Investments in unconsolidated entities.............................     10,564       9,998
Property and equipment - at cost:
   Land and buildings..............................................     10,704      10,860
   Aircraft and equipment..........................................    543,607     554,852
                                                                   -----------   ---------
                                                                       554,311     565,712
Less:  accumulated depreciation and amortization...................   (128,265)   (122,796)
                                                                   -----------   ---------
                                                                       426,046     442,916
Other assets.......................................................     30,015      30,593
                                                                   -----------   ---------

                                                                   $   726,079   $ 732,030
                                                                   ===========   =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable................................................$    41,545   $  35,534
   Accrued liabilities.............................................     38,495      42,395
   Deferred taxes..................................................     17,278      17,697
   Current maturities of long-term debt............................      9,920      10,037
                                                                   -----------   ---------
      Total current liabilities....................................    107,238     105,663

Long-term debt, less current maturities............................    229,649     233,615
Other liabilities and deferred credits.............................      4,251       3,000
Deferred taxes.....................................................     93,440      94,908
Minority interest..................................................     10,779      10,716

Stockholders' Investment:
   Common  Stock,  $.01 par value, authorized 35,000,000 shares;
      outstanding 21,103,421 at June 30 and March 31
      (exclusive of 1,281,050 treasury shares).....................        211         211
   Additional paid-in capital......................................    116,053     116,053
   Retained earnings...............................................    176,199     173,114
   Accumulated other comprehensive income (loss)...................    (11,741)     (5,250)
                                                                   -----------   ---------
                                                                       280,722     284,128
                                                                   -----------   ---------
                                                                   $   726,079   $ 732,030
                                                                   ===========   =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)


                                                                       Three Months Ended
                                                                            June 30,
                                                                   -----------------------
                                                                       1999         1998
                                                                   -----------   ---------
Cash flows from operating activities:
   Net income......................................................$     3,085   $   6,553
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization...................................      8,184       8,479
   Increase in deferred taxes......................................        (50)        505
   (Gain) loss on asset dispositions...............................       (962)       (280)
   Equity in earnings from unconsolidated entities
      (over) under dividends received..............................       (605)       (503)
   Minority interest in earnings...................................        322         306
   Increase in accounts receivable.................................     (2,866)     (4,990)
   Increase (decrease) in inventories..............................      1,943      (3,330)
   Increase (decrease) in prepaid expenses and other...............        505      (1,518)
   Increase (decrease) in accounts payable.........................      6,828        (324)
   Increase (decrease) in accrued liabilities......................     (3,341)      1,799
   Increase in other liabilities and deferred credits..............      1,251       1,406
                                                                   -----------   ---------
Net cash provided by operating activities..........................     14,294       8,103
                                                                   -----------   ---------


Cash flows from investing activities:
   Capital expenditures............................................     (1,421)    (12,586)
   Proceeds from asset dispositions................................      3,957         788
                                                                   -----------   ---------
Net cash provided (used in) investing activities...................      2,536     (11,798)
                                                                   -----------   ---------

Cash flows from financing activities:
   Repayment of debt...............................................     (3,231)     (3,012)
   Issuance of common stock........................................         --          39
                                                                   -----------   ---------
Net cash used in financing activities..............................     (3,231)     (2,973)
                                                                   -----------   ---------

Effect of exchange rate changes in cash............................       (391)       (347)
                                                                   -----------   ---------

Net decrease in cash and cash equivalents..........................     13,208      (7,015)
Cash and cash equivalents at beginning of period...................     70,594      56,076
                                                                   -----------   ---------

Cash and cash equivalents at end of quarter........................$    83,802   $  49,061
                                                                   ===========   =========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
   Interest........................................................$     4,139   $   5,339
   Income taxes....................................................        789         676

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

NOTE A - Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE B - Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the three months ended June 30, 1998 was determined on the assumption that the convertible debt was converted on April 1, 1997. Diluted earnings per share for the three months ended June 30, 1999 excluded 3,976,928 shares related to the convertible debt and 868,500 stock options, at a weighted average exercise price of $15.05, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                                     Three Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                     1999            1998
                                                                -------------    -----------

Net Income (thousands of dollars):
   Income available to common stockholders...................   $       3,085    $     6,553
   Interest on convertible debt, net of taxes................              --          1,029
                                                                -------------    -----------
   Income available to common stockholders,
        plus assumed conversions.............................   $       3,085    $     7,582
                                                                =============    ===========

Shares:
   Weighted average number of common shares outstanding......      21,103,421     21,856,459
   Options...................................................          14,580        173,016
   Convertible debt..........................................              --      4,286,520
                                                                -------------    -----------
   Weighted average number of common shares outstanding,
        plus assumed conversions.............................      21,118,001     26,315,995
                                                                =============    ===========

Net Income per share:
   Basic.....................................................   $        0.15    $      0.30
                                                                =============    ===========
   Diluted...................................................   $        0.15    $      0.29
                                                                =============    ===========

NOTE C - Commitments and Contingencies

        In January 1998, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to organize the Company's domestic mechanics and ground support personnel. Certain objections to this petition were filed and the NMB dismissed the OPEIU application on May 12, 1998. Under the Federal labor law rules, the union is prohibited from petitioning the NMB for one year from date of dismissal. To date, no subsequent petitions have been filed with the NMB. The Company does not believe that these potential organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

NOTE D - Comprehensive Income

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                                       Three Months Ended
                                                                            June 30,
                                                                       -------------------
                                                                         1999        1998
                                                                       --------   --------
Net Income...........................................................  $  3,085   $  6,553
Other Comprehensive Income:
   Currency translation adjustment...................................    (6,491)      (588)
                                                                       --------   --------
Comprehensive Income (Loss)..........................................  $ (3,406)  $  5,965
                                                                       ========   ========


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

NOTE F - Segment Information

     The Company has adopted SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. The following shows reportable segment information for the three months ended June 30, 1999 and 1998, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                               Three Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                1999          1998
                                                              ---------     ---------

Segment operating revenue from external customers:
    Helicopter activities...................................  $  96,762     $ 105,733
    Production management and related services..............      9,498        11,533
                                                              ---------     ---------
        Total segment operating revenue.....................  $ 106,260     $ 117,266
                                                              =========     =========

Intersegment operating revenue:
    Helicopter activities...................................  $     654     $     949
    Production management and related services..............         --            --
                                                              ---------     ---------
        Total intersegment operating revenue................  $     654     $     949
                                                              =========     =========

Consolidated operating revenue reconciliation:
    Helicopter activities...................................  $  97,416     $ 106,682
    Production management and related services..............      9,498        11,533
    Intersegment eliminations...............................       (654)         (949)
    Corporate...............................................        158             7
                                                              ---------     ---------
        Total consolidated operating revenue................  $ 106,418     $ 117,273
                                                              =========     =========

Consolidated operating income reconciliation:
    Helicopter activities...................................  $   6,064     $  12,238
    Production management and related services..............        567           808
                                                              ---------     ---------
        Total segment operating income......................      6,631        13,046
    Gains on disposal of equipment..........................        962           280
    Corporate...............................................        (91)         (504)
                                                              ---------     ---------
        Total consolidated operating income.................  $   7,502     $  12,822
                                                              =========     =========

NOTE G - Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company's $100 million 7 7/8% Senior Notes due 2008, certain of the Company's subsidiaries (the "Guarantor Subsidiaries") jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. ("Parent Company Only"), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.'s other subsidiaries (the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

               Supplemental Condensed Consolidating Balance Sheet

                                  June 30, 1999

                                                Parent                               Non-
                                                Company         Guarantor         Guarantor
                                                 Only          Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                             ------------      ------------      ------------     ------------       ------------
ASSETS
  Current assets:
    Cash and cash equivalents................$     31,141      $      7,901      $     44,760     $         --       $     83,802
    Accounts receivable......................       2,887            20,037            69,188           (1,685)            90,427
    Inventories..............................          --            36,007            43,823               --             79,830
    Prepaid expenses.........................         218               527             4,650               --              5,395
                                             ------------      ------------      ------------     ------------       ------------
       Total current assets..................      34,246            64,472           162,421           (1,685)           259,454

  Intercompany investment....................     211,302                --                --         (211,302)                --
  Investments in unconsolidated entities.....       1,108               229             9,227               --             10,564
  Intercompany note receivables..............     247,235                31                --         (247,266)                --

  Property and equipment--at cost:
    Land and buildings.......................          --             3,220             7,484               --             10,704
    Aircraft and equipment...................       3,647           148,459           391,501               --            543,607
                                             ------------      ------------      ------------     ------------       ------------
                                                    3,647           151,679           398,985               --            554,311
  Less:  Accumulated depreciation
       and amortization......................      (2,793)          (73,823)          (51,649)              --           (128,265)
                                             ------------      ------------      ------------     ------------       ------------
                                                      854            77,856           347,336               --            426,046
  Other assets...............................      12,364            17,845              (305)             111             30,015
                                             ------------      ------------      ------------     ------------       ------------

                                             $    507,109      $    160,433      $    518,679     $   (460,142)      $    726,079
                                             ============      ============      ============     ============       ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable.........................$        378      $      6,931      $     38,039     $     (3,803)      $     41,545
    Accrued liabilities......................       6,785             9,326            22,481              (97)            38,495
    Deferred taxes...........................          --                --            17,278               --             17,278
    Current maturities of long-term debt.....          --                --             9,920               --              9,920
                                             ------------      ------------      ------------     ------------       ------------
      Total current liabilities..............       7,163            16,257            87,718           (3,900)           107,238

  Long-term debt, less current maturities....     190,922                --            38,727               --            229,649
  Intercompany notes payable.................       3,787                --           241,263         (245,050)                --
  Other liabilities and deferred credits.....           4             2,364             1,883               --              4,251
  Deferred taxes.............................       7,161            28,830            57,449               --             93,440
  Minority interest..........................      10,779                --                --               --             10,779

  Stockholders' investment:
    Common stock.............................         211             4,048             1,384           (5,432)               211
    Additional paid in capital...............     116,053            55,567            15,312          (70,879)           116,053
    Retained earnings........................     176,200            53,367            73,633         (127,001)           176,199
    Accumulated other comprehensive
       income (loss)  .......................      (5,171)               --             1,310           (7,880)           (11,741)
                                             ------------      ------------      ------------     -------------      ------------
                                                  287,293           112,982            91,639         (211,192)           280,722
                                             ------------      ------------      ------------     -------------      ------------
                                             $    507,109      $    160,433      $    518,679     $   (460,142)      $    726,079
                                             ============      ============      ============     ============       ============

            Supplemental Condensed Consolidating Statement of Income

                        Three Months Ended June 30, 1999

                                                Parent                              Non-
                                                Company         Guarantor        Guarantor
                                                 Only          Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                             ------------     -------------      -----------      ------------       ------------
GROSS REVENUE
Operating revenue............................$        158     $      30,540      $    75,720      $         --       $    106,418
Intercompany revenue.........................          --             1,900               97            (1,997)                --
Gain on disposal of equipment................           2               741              219                --                962
                                             ------------     -------------      -----------      ------------       ------------
                                                      160            33,181           76,036            (1,997)           107,380
OPERATING EXPENSES
Direct cost .................................          --            25,320           59,564                --             84,884
Intercompany expense.........................          --                97            1,900            (1,997)                --
Depreciation and amortization................          41             2,554            5,589                --              8,184
General and administrative...................       1,410             1,434            3,966                --              6,810
                                             ------------     -------------      -----------      ------------       ------------
                                                    1,451            29,405           71,019            (1,997)            99,878
                                             ------------     -------------      -----------      ------------       ------------

OPERATING INCOME.............................      (1,291)            3,776            5,017                --              7,502

Earnings from unconsolidated entities........       1,637                --            1,102            (1,637)             1,102
Interest income..............................       7,261               130              409            (6,796)             1,004
Interest expense.............................       3,569                --            7,897            (6,796)             4,670
                                             ------------     -------------      -----------      ------------       ------------

INCOME BEFORE PROVISION
      FOR INCOME TAXES.......................       4,038             3,906           (1,369)           (1,637)             4,938
Allocation of consolidated income taxes......         631             1,311             (411)               --              1,531
Minority interest............................        (322)               --               --                --               (322)
                                             ------------     -------------      -----------      ------------       ------------

NET INCOME...................................$      3,085     $       2,595      $      (958)     $     (1,637)      $      3,085
                                             ============     =============      ===========      ============       ============

          Supplemental Condensed Consolidating Statement of Cash Flows

                        Three Months Ended June 30, 1999

                                                  Parent                            Non-
                                                  Company       Guarantor         Guarantor
                                                   Only        Subsidiaries      Subsidiaries      Eliminations        Consolidated
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      operating activities.....................$     7,967     $    (1,095)      $    21,742       $   (14,320)        $   14,294
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from investing activities:
      Capital expenditures.....................        (44)           (215)           (1,162)               --             (1,421)
      Proceeds from asset dispositions.........         12           1,378             2,567                --              3,957
      Investments in subsidiaries..............      2,751          (2,751)               --                --                 --
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      investing activities.....................      2,719          (1,588)            1,405                --              2,536
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from financing activities:
      Repayment of debt........................    (14,320)             --            (3,231)           14,320             (3,231)
                                               -----------     -----------       -----------       -----------         ----------
Net cash used in financing activities..........    (14,320)             --            (3,231)           14,320             (3,231)
                                               -----------     -----------       -----------       -----------         ----------

Effect of exchange rate changes in cash........         --              --              (391)               --               (391)
                                               -----------     -----------       -----------       -----------         ----------

Net increase (decrease) in cash and
      cash equivalents.........................     (3,634)         (2,683)           19,525                --             13,208

Cash and cash equivalents
      at beginning of period...................     34,775          10,584            25,235                --             70,594
                                               -----------     -----------       -----------       -----------         ----------
Cash and cash equivalents
       at end of period........................$    31,141     $     7,901       $    44,760       $        --         $   83,802
                                               ===========     ===========       ===========       ===========         ==========

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1999

                                                Parent                              Non-
                                               Company          Guarantor         Guarantor
                                                Only           Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                             ------------      ------------      ------------     ------------       ------------
ASSETS
  Current assets:
    Cash and cash equivalents................$     34,775      $     10,584      $     25,235     $         --       $     70,594
    Accounts receivable......................       3,792            20,752            67,499           (2,966)            89,077
    Inventories..............................          --            36,621            46,232               --             82,853
    Prepaid expenses.........................         220               577             5,202               --              5,999
                                             ------------      ------------      ------------     ------------       ------------
       Total current assets..................      38,787            68,534           144,168           (2,966)           248,523

  Intercompany investment....................     220,575                --                --         (220,575)                --
  Investments in unconsolidated entities.....       1,108               229             8,661               --              9,998
  Intercompany note receivables..............     233,444             3,015                86         (236,545)                --

  Property and equipment--at cost:
    Land and buildings.......................          --             3,220             7,640               --             10,860
    Aircraft and equipment...................       3,630           149,544           401,678               --            554,852
                                             ------------      ------------      ------------     ------------       ------------
                                                    3,630           152,764           409,318               --            565,712
  Less:  Accumulated depreciation
       and amortization......................      (2,772)          (72,292)          (47,732)              --           (122,796)
                                             ------------      ------------      ------------     ------------       ------------
                                                      858            80,472           361,586               --            442,916
  Other assets...............................      12,607            18,200              (325)             111             30,593
                                             ------------      ------------      ------------     ------------       ------------

                                             $    507,379      $    170,450      $    514,176     $   (459,975)      $    732,030
                                             ============      ============      ============     ============       ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable.........................$        148      $      4,378      $     33,764     $     (2,756)      $     35,534
    Accrued liabilities......................       7,033            11,171            24,620             (429)            42,395
    Deferred taxes...........................          --                --            17,697               --             17,697
    Current maturities of long-term debt.....          --                --            10,037               --             10,037
                                             ------------      ------------      ------------     ------------       ------------
      Total current liabilities..............       7,181            15,549            86,118           (3,185)           105,663

  Long-term debt, less current maturities....     190,922                --            42,693               --            233,615
  Intercompany notes payable.................       6,364                --           229,962         (236,326)                --
  Other liabilities and deferred credits.....           4             2,364               632               --              3,000
  Deferred taxes.............................         907            32,815            61,186               --             94,908
  Minority interest..........................      10,716                --                --               --             10,716

  Stockholders' investment:
    Common stock.............................         211             4,048             1,384           (5,432)               211
    Additional paid in capital...............     116,053            58,318            16,800          (75,118)           116,053
    Retained earnings........................     173,114            57,356            78,628         (135,984)           173,114
    Accumulated other comprehensive
       income (loss).........................       1,907                --            (3,227)          (3,930)            (5,250)
                                             ------------      ------------      ------------     ------------       ------------
                                                  291,285           119,722            93,585         (220,464)           284,128
                                             ------------      ------------      ------------     ------------       ------------
                                             $    507,379      $    170,450      $    514,176     $   (459,975)      $    732,030
                                             ============      ============      ============     =============      ============

            Supplemental Condensed Consolidating Statement of Income

                        Three Months Ended June 30, 1998

                                                Parent                             Non-
                                                Company        Guarantor         Guarantor
                                                 Only         Subsidiaries       Subsidiaries     Eliminations       Consolidated
                                             ------------     -------------      -----------      ------------       ------------
GROSS REVENUE
Operating revenue............................$          3     $      36,381      $    80,889      $         --       $    117,273
Intercompany revenue.........................          --             2,516               51            (2,567)                --
Gain on disposal of equipment................           3                84              193                --                280
                                             ------------     -------------      -----------      ------------       ------------
                                                        6            38,981           81,133            (2,567)           117,553
OPERATING EXPENSES
Direct cost    ..............................           2            31,048           58,919                --             89,969
Intercompany expense.........................          --                51            2,516            (2,567)                --
Depreciation and amortization................          38             2,425            6,015                --              8,478
General and administrative...................       1,292             1,484            3,508                --              6,284
                                             ------------     -------------      -----------      ------------       ------------
                                                    1,332            35,008           70,958            (2,567)           104,731
                                             ------------     -------------      -----------      ------------       ------------

OPERATING INCOME.............................      (1,326)            3,973           10,175                --             12,822

Earnings from unconsolidated entities........       5,456                --            1,104            (5,460)             1,100
Interest income..............................       6,895                90              292            (6,388)               889
Interest expense.............................       3,672                --            7,729            (6,388)             5,013
                                             ------------     -------------      -----------      ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES.....       7,353             4,063            3,842            (5,460)             9,798
Allocation of consolidated income taxes......         506             1,369            1,064                --              2,939
Minority interest............................        (294)               --              (12)               --               (306)
                                             ------------     -------------      -----------      ------------       ------------

NET INCOME...................................$      6,553     $       2,694      $     2,766      $     (5,460)      $      6,553
                                             ============     =============      ===========      =============      ============

          Supplemental Condensed Consolidating Statement of Cash Flows

                        Three Months Ended June 30, 1998

                                                 Parent                             Non-
                                                 Company        Guarantor         Guarantor
                                                  Only         Subsidiaries      Subsidiaries      Eliminations        Consolidated
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      operating activities.....................$    (8,847)    $     4,799       $    12,151       $        --         $    8,103
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from investing activities:
      Capital expenditures.....................         --          (3,295)           (9,291)               --            (12,586)
      Proceeds from asset dispositions.........          8             143               637                --                788
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      investing activities.....................          8          (3,152)           (8,654)               --            (11,798)
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from financing activities:
      Repayment of debt........................         --              --            (3,012)               --             (3,012)
      Issuance of common stock.................         39              --                --                --                 39
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      financing activities.....................         39              --            (3,012)               --             (2,973)
                                               -----------     -----------       -----------       -----------         ----------

Effect of exchange rate changes in cash........         --              --              (347)               --               (347)
                                               -----------     -----------       -----------       -----------         ----------

Net increase (decrease) in cash and
      cash equivalents.........................     (8,800)          1,647               138                --             (7,015)

Cash and cash equivalents
      at beginning of period...................     34,264           5,192            16,620                --             56,076
                                               -----------     -----------       -----------       -----------         ----------

Cash and cash equivalents
       at end of period........................$    25,464     $     6,839       $    16,758       $        --         $   49,061
                                               ===========     ===========       ===========       ===========         ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company, through its Air Logistics' subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production management services to the worldwide oil and gas industry.

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                                  Three Months Ended
                                                                        June 30,
                                                               -----------------------
                                                                 1999          1998
                                                               ---------    ----------
Operating revenue............................................  $ 106,418    $  117,273
Gain on disposal of equipment................................        962           280
Operating expenses...........................................    (99,878)     (104,731)
                                                               ---------    ----------

Operating income.............................................      7,502        12,822

Earnings from unconsolidated entities........................      1,102         1,100
Interest income (expense), net...............................     (3,666)       (4,124)
                                                               ---------    ----------

Income before provision for income taxes.....................      4,938         9,798
Provision for income taxes...................................      1,531         2,939
Minority interest............................................       (322)         (306)
                                                               ---------    ----------

Net income...................................................  $   3,085    $    6,553
                                                               =========    ==========


        The following table sets forth certain operating information which will form the basis for discussion of each of the Company's two identified segments, Helicopter Activities and Production Management and Related Services. Beginning in fiscal year 2000, the Company has changed the basis of segmentation within its Helicopter Activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) will, from this point forward, be combined, managed and reported as a separate division. The new International division will encompass all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

                                                           Three Months Ended June 30,
                                                      --------------------------------------
                                                       Current
                                                       Segment
                                                       Format       Previous Segment Format
                                                      ---------     ------------------------
                                                        1999            1999          1998
                                                      ---------     ---------       --------
                                                         (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
  Helicopter Activities:
     Air Log.....................................        24,400        28,210         30,972
     Bristow.....................................        16,226        25,382         25,965
     International...............................        12,966            --             --
                                                      ---------     ---------       --------
        Total....................................        53,592        53,592         56,937
                                                      =========     =========       ========

Operating revenues:
  Helicopter Activities:
      Air Log....................................     $  21,768     $  25,863       $ 30,984
      Bristow....................................        51,615        71,648         75,830
      International..............................        24,128            --             --
      Less:  Intercompany........................           (95)          (95)          (132)
                                                      ---------     ---------       --------
        Total....................................        97,416        97,416        106,682
  Production management and related services.....         9,498         9,498         11,533
  Corporate......................................           158           158              7
  Less:  Intercompany............................          (654)         (654)          (949)
                                                      ---------     ---------       --------
        Consolidated total.......................     $ 106,418     $ 106,418       $117,273
                                                      =========     =========       ========

Operating income, excluding gain or loss on
disposal of equipment:
  Helicopter Activities:
      Air Log....................................     $   2,494     $   3,905       $  4,849
      Bristow....................................         1,656         2,159          7,389
      International..............................         1,914            --             --
                                                      ---------     ---------       --------
        Total....................................         6,064         6,064         12,238
  Production management and related services.....           567           567            808
  Corporate......................................           (91)          (91)          (504)
                                                      ---------     ---------       --------
        Consolidated total.......................     $   6,540     $   6,540       $ 12,542
                                                      =========     =========       ========

Gross margin, excluding gain or loss on
disposal of equipment:
  Helicopter Activities:
      Air Log....................................         11.5%        15.1%           15.7%
      Bristow....................................          3.2%         3.0%            9.7%
      International..............................          7.9%          --              --
        Total....................................          6.2%         6.2%           11.5%
  Production management and related services.....          6.0%         6.0%            7.0%
        Consolidated total.......................          6.1%         6.1%           10.7%

        Helicopter Activities

        Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico. Bristow also provides search and rescue work for the British Coast Guard. Air Log's Alaskan activity is primarily related to providing helicopter services to the Alyeska Pipeline. International's activities include Air Log and Bristow's respective operations in the following countries: Australia, Brazil, China, Colombia, Cyprus, India, Kazakastan, Kosovo, Mexico, Nigeria and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities").

        Air Log's flight hours and revenue decreased during the current fiscal quarter by 8.9% and 16.5%, respectively, from the similar quarter in the prior year. A decrease in activity was prevalent in both the Gulf of Mexico market and internationally, with the exception of Brazil, and was primarily due to reduced demand for helicopter services by the oil and gas industry. The precipitous decline in oil prices during calendar year 1998 caused oil companies to cancel or delay exploration and development projects, reducing their need for Air Log's services. Despite resurgence in the price of oil during the current quarter, oil companies have not returned to previous activity levels. As a result, Air Log experienced the decreases discussed above. The disproportionate decrease in revenue in relation to flight hours was due to a shift in the mix of aircraft generating revenue. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased over 40% from the similar quarter in the prior year, while smaller, production related aircraft remained relatively unchanged. Air Log's operating margin of 15.1% is relatively unchanged from the prior year quarter, and is reflective of cost containment measures put in place mid calendar 1998 to counter the declining oil and gas industry activity levels, offset by increased compensation costs for pilots and other employees. Increases in utilization from late June 1999 through the date of this filing provide a somewhat more optimistic perspective for Gulf of Mexico activities, although there is no certainty that this trend will continue.

        Bristow's flight hours and revenue decreased by 2.2% and 5.5%, respectively, during the quarter from the similar period in the prior year. This decrease in flight activity is the net result of an increase in North Sea flight hours, offset by decreases in flight hours in international markets, primarily China, Nigeria and Trinidad. The increase in North Sea activity is primarily related to the start up of the Shell Expro contract on July 1, 1998, which accounted for 4,080 flight hours and $9.9 million in revenue during the current quarter. Apart from this Shell contract activity, North Sea flight activity and revenue declined by 18.7% and 24.6% respectively from the fiscal 1999 quarter, as a result of reduced utilization and pricing pressures from customers. These decreases, along with that of the international markets discussed above, are reflective of the deteriorating industry fundamentals experienced during the intervening quarters. The North Sea has been more adversely affected by low oil prices due to generally higher exploration and production costs in that area when compared with other production areas around the world. As such, this market may be slower to rebound from improved commodity prices. Bristow's operating margin decreased from 9.7% in the quarter ended June 30, 1998 to 3.0% in the current quarter. This decline in margin is due primarily to the reduced utilization and pricing pressures discussed above and the limited success of Bristow in realigning their cost structure. In connection with the previously reported cessation of contracts with two major customers on August 1, 1999, Bristow has begun a process to realign its costs, which will involve, among other things, staff reductions during the fiscal quarter ended September 30, 1999. This realignment of cost structure will be an ongoing process and is vital to maintaining Bristow's competitive position in the North Sea and European markets.
                                       17

        Production Management and Related Services

        Operating revenues for GPM decreased by 17.6% during the three months ended June 30, 1999, as compared to the similar period in the prior year. The decline in revenue is due primarily to a reduction in the scope of work performed for a major customer in the current quarter as compared to the same period ago, and other customer turnover. GPM's operating margin decreased from 7% to 6% in the current quarter due to a change in the mix of services provided.


        Corporate and Other

        Consolidated net interest expense decreased during the current quarter due to higher invested cash balances and lower debt outstanding. The effective income tax rates from continuing operations were approximately 31% and 30% for the three months ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents were $83.8 million as of June 30, 1999, a $13.2 million increase from March 31, 1999. Working capital as of June 30, 1999 was $152.2 million, a $9.4 million increase from March 31, 1999. Total debt was $239.6 million as of June 30, 1999.

        As of June 30, 1999, Bristow had a (pound)15 million ($23.5 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. As of June 30, 1999, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 1999. No funds were drawn under either of these facilities as of June 30, 1999. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future. Management also believes that credit facilities with similar terms will be obtained before the expiration of the above facilities.

        During the quarter ended June 30, 1999, the Company received proceeds of $4.0 million from four separate sales of excess aircraft. Subsequent to June 30, 1999, the Company purchased two Bell 407's for $2.7 million and entered into agreements to acquire ten to twelve aircraft for a price between $35-40 million. These aircraft acquisitions were or will be made with existing cash. The Company has no other material capital commitments outstanding.

Legal Matters

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

Year 2000 Matters

     The Company is addressing its year 2000 exposure. The scope of management's efforts includes both information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, and non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems. The Company has completed the replacement and remediation phase of its efforts and is currently in the testing phase. Based on management's best estimates, the Company expects to have fully tested year 2000 compliant IT and non-IT systems operating by September 1999. There can be no guarantee however, that this estimated timetable will be achieved. Management is also investigating the year 2000 exposure posed by its significant vendors and customers. Currently, the Company does not have any IT or non-IT systems which directly interface with either its vendors' or customers' systems. Accordingly, the Company's exposure will result from its significant vendors' and customers' potential inability to achieve year 2000 compliance. Were this to occur, the Company could experience a disruption in the supply of needed parts and repairs services and/or diminished demand for the Company's aircraft, either of which could have a material impact on the Company's business. Management has contacted significant vendors and customers to ascertain their state of readiness and has not received any indication of potential noncompliance from this group. No assurances can be given, however that the Company's significant vendors and customers will not cause disruption to the Company's operations. To date, the Company has spent $.3 million on its replacement and remediation efforts and expects to incur an additional $.1 million before its efforts are complete. The Company does not separately account for the internal costs incurred for its year 2000 compliance efforts. Such costs consist primarily of salaries and benefits for the Company's IT personnel. The Company is developing a contingency plan for the prospect that it or any of its significant vendors and customers may be unable to achieve year 2000 compliance, and expects to have a plan completed by September 1999.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133 no later than April 1, 2001. The company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement should not materially affect the Company's financial positions or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

Forward Looking Statements

        This report contains "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements.

        Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions, the ability to achieve reduced operating expenses, the
                                       19
ability to achieve Year 2000 compliance and the ability to obtain credit facilities similar to existing credit facility terms. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      No change from 1999 annual report disclosures.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Listed below are the documents filed as exhibits to this report:

     Exhibit 27 - Financial Data Schedule

(b)        Reports on Form 8-K:

     There  were no Form 8-K  filings  during the  quarter  ended June 30, 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OFFSHORE LOGISTICS, INC.



                                       BY:   /s/ George M. Small
                                           -------------------------
                                             GEORGE M. SMALL
                                             President


                                       DATE: August 13, 1999





                                       BY:   /s/ Drury A. Milke
                                           -------------------------
                                             DRURY A. MILKE
                                             Chief Financial Officer


                                       DATE: August 13, 1999