Form 10-Q
period 1999-09-30
OFFSHORE LOGISTICS INC
filed 1999-11-15
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

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

       Registrant's telephone number, including area code: (337) 233-1221


     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


         Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1999.

     21,103,421 shares of Common Stock, $.01 par value

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (thousands of dollars, except per share amounts)


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------    ---------------------------
                                                              1999            1998            1999          1998
                                                            -----------    -----------    -----------     -----------
GROSS REVENUE
Operating revenue.........................................  $   104,977    $   128,162    $   211,395     $   245,435
Gain on disposal of equipment.............................          565          1,006          1,527           1,286
                                                            -----------    -----------    -----------     -----------
                                                                105,542        129,168        212,922         246,721
OPERATING EXPENSES
Direct cost...............................................       87,902         95,525        172,786         185,494
Depreciation and amortization.............................        8,391          8,506         16,575          16,984
General and administrative................................        7,302          7,645         14,112          13,929
                                                            -----------    -----------    -----------     -----------
                                                                103,595        111,676        203,473         216,407
                                                            -----------    -----------    -----------     -----------

OPERATING INCOME..........................................        1,947         17,492          9,449          30,314

Earnings from unconsolidated entities.....................        1,085          1,505          2,187           2,605
Interest income...........................................          730            801          1,734           1,690
Interest expense..........................................        4,726          5,024          9,396          10,037
                                                            -----------    -----------    -----------     -----------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES.......................................         (964)        14,774          3,974          24,572

Provision (benefit) for income taxes......................         (296)         4,435          1,235           7,374
Minority interest.........................................         (387)          (323)          (709)           (629)
                                                            -----------    -----------    -----------     -----------

NET INCOME (LOSS).........................................  $    (1,055)   $    10,016    $     2,030     $    16,569
                                                            ===========    ===========    ===========     ===========

Net income (loss) per common share:
Basic.....................................................  $    (0.05)    $      0.46    $      0.10     $      0.76
                                                            ==========     ===========    ===========     ===========
Diluted...................................................  $    (0.05)    $      0.43    $      0.10     $      0.71
                                                            ==========     ===========    ===========     ===========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)


                                                                                 SEPTEMBER 30,    MARCH 31,
                                                                                     1999             1999
                                                                                ---------------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents...................................................$        34,462   $     70,594
    Accounts receivable.........................................................         97,983         89,077
    Inventories.................................................................         80,703         82,853
    Prepaid expenses............................................................          6,807          5,999
                                                                                ---------------   ------------
       Total current assets.....................................................        219,955        248,523

Investments in unconsolidated entities..........................................         12,285          9,998
Property and equipment - at cost:
    Land and buildings..........................................................         10,805         10,860
    Aircraft and equipment......................................................        592,506        554,852
                                                                                ---------------   ------------
                                                                                        603,311        565,712
Less:  accumulated depreciation and amortization................................       (136,036)      (122,796)
                                                                                ---------------   ------------
                                                                                        467,275        442,916
Other assets....................................................................         39,714         30,593
                                                                                ---------------   ------------

                                                                                $       739,229   $    732,030
                                                                                ===============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable............................................................$        37,808   $     35,534
    Accrued liabilities.........................................................         39,988         42,395
    Deferred taxes..............................................................         18,045         17,697
    Current maturities of long-term debt........................................         10,291         10,037
                                                                                ---------------   ------------
       Total current liabilities................................................        106,132        105,663

Long-term debt, less current maturities.........................................        229,932        233,615
Other liabilities and deferred credits..........................................          3,813          3,000
Deferred taxes..................................................................         96,280         94,908
Minority interest...............................................................         11,601         10,716

Stockholders' Investment:
    Common Stock,  $.01 par value,  authorized  35,000,000  shares;  outstanding
       21,103,421 at September 30 and March 31
       (exclusive of 1,281,050 treasury shares).................................            211            211
    Additional paid-in capital..................................................        116,053        116,053
    Retained earnings...........................................................        175,144        173,114
    Accumulated other comprehensive income (loss)...............................             63         (5,250)
                                                                                ---------------   ------------
                                                                                        291,471        284,128
                                                                                ---------------   ------------
                                                                                $       739,229   $    732,030
                                                                                ===============   ============

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                       1999            1998
                                                                                  -------------    ------------
Cash flows from operating activities:
    Net income....................................................................$       2,030   $     16,569
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization.................................................       16,575         16,984
    Increase in deferred taxes....................................................          229          4,529
    Gain on asset dispositions....................................................       (1,527)        (1,286)
    Equity in earnings from unconsolidated entities
       over dividends received....................................................       (2,223)          (962)
    Minority interest in earnings.................................................          709            629
    Increase in accounts receivable...............................................       (7,582)       (17,516)
    (Increase) decrease in inventories............................................        3,022         (4,276)
    Increase in prepaid expenses and other........................................      (10,440)        (1,604)
    Increase in accounts payable..................................................        1,603          6,113
    Increase (decrease) in accrued liabilities....................................       (3,146)         3,128
    Increase in other liabilities and deferred credits............................          813            906
                                                                                  -------------   ------------
Net cash provided by operating activities.........................................           63         23,214
                                                                                  -------------   ------------


Cash flows from investing activities:
    Capital expenditures..........................................................      (39,175)       (14,185)
    Proceeds from asset dispositions..............................................        6,844          2,481
                                                                                  -------------   ------------
Net cash used in investing activities.............................................      (32,331)       (11,704)
                                                                                  -------------   ------------

Cash flows from financing activities:
    Repayment of debt.............................................................       (4,078)        (7,106)
    Repurchase of common stock....................................................           --         (3,888)
    Issuance of common stock......................................................           --             39
                                                                                  -------------   ------------
Net cash used in financing activities.............................................       (4,078)       (10,955)
                                                                                  -------------   ------------

Effect of exchange rate changes in cash...........................................          214           (296)
                                                                                  -------------   ------------

Net increase (decrease) in cash and cash equivalents..............................      (36,132)           259
Cash and cash equivalents at beginning of period..................................       70,594         56,076
                                                                                  -------------   ------------

Cash and cash equivalents at end of quarter.......................................$      34,462   $     56,335
                                                                                  =============   ============

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
    Interest......................................................................$       9,365   $      9,563
    Income taxes..................................................................$       3,042   $      2,181


                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE B - EARNINGS PER SHARE

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and six months ended September 30, 1999 excluded 3,976,928 shares related to the convertible debt and 843,000 and 903,471 stock options, respectively, at a weighted average exercise price of $15.07 and $14.69, respectively, which were outstanding during the periods but were anti-dilutive. Diluted earnings per common share for the three and six months ended September 30, 1998 were determined on the assumptions that the convertible debt was converted on April 1, 1997. Diluted earnings per share for the three and six months ended September 30, 1998 excluded 485,000 and 242,500 stock options, respectively, at a weighted average exercise price of $17.34, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                ----------------------------   ---------------------------
                                                                    1999            1998           1999            1998
                                                                ------------    ------------   ------------  -------------
Net Income (Loss) (thousands of dollars):
    Income (Loss) available to common stockholders............. $     (1,055)   $     10,016   $      2,030  $      16,569
    Interest on convertible debt, net of taxes.................           --           1,008             --          2,037
                                                                ------------    ------------   ------------  -------------
    Income (Loss) available to common stockholders,
         plus assumed conversions.............................. $     (1,055)   $     11,024   $      2,030  $      18,606
                                                                ============    ============   ============  =============

Shares:
    Weighted average number of common
    shares outstanding.........................................   21,103,421      21,699,312     21,103,421     21,776,574
    Options....................................................           --          25,267         14,854         99,141
    Convertible debt...........................................           --       4,195,522             --      4,240,772
                                                                ------------    ------------   ------------  -------------
    Weighted average number of common
         shares outstanding, plus assumed conversions..........   21,103,421      25,920,101     21,118,275     26,116,487
                                                                ============    ============   ============  =============

Net Income (Loss) per share:
    Basic...................................................... $     (0.05)    $       0.46   $       0.10  $       0.76
                                                                ===========     ============   ============  ============
    Diluted.................................................... $     (0.05)    $       0.43   $       0.10  $       0.71
                                                                ===========     ============   ============  ============

NOTE C - COMMITMENTS AND CONTINGENCIES

         In January 1998, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to organize the Company's domestic mechanics and ground support personnel. Certain objections to this petition were filed and the NMB dismissed the OPEIU application on May 12, 1998. Under the Federal labor law rules, the union is prohibited from petitioning the NMB for one year from date of dismissal. In October 1999, organizing efforts again were initiated, however, to date, no subsequent petitions have been filed with the NMB. The Company does not believe that these potential organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

NOTE D - COMPREHENSIVE INCOME

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                  ------------------------     ---------------------
                                                                      1999         1998          1999        1998
                                                                  ----------    ----------     ---------  ----------
Net Income (Loss)..............................................   $   (1,055)   $   10,016     $   2,030  $   16,569
Other Comprehensive Income:
    Currency translation adjustment............................       11,804         4,968         5,313       4,380
                                                                  ----------    ----------     ---------  ----------
Comprehensive Income...........................................   $   10,749    $   14,984     $   7,343  $   20,949
                                                                  ==========    ==========     =========  ==========


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

NOTE F - SEGMENT INFORMATION

       The Company has adopted SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. The following shows reportable segment information for the three and six months ended September 30, 1999 and 1998, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -------------------------      -------------------------
                                                                  1999           1998            1999           1998
                                                                -----------   -----------      -----------   -----------
Segment operating revenue from external customers:
     Helicopter activities..................................... $    95,434   $   118,247      $   192,195   $   223,980
     Production management and related services................       9,503         9,913           19,001        21,446
                                                                -----------   -----------      -----------   -----------
         Total segment operating revenue....................... $   104,937   $   128,160      $   211,196   $   245,426
                                                                ===========   ===========      ===========   ===========

Intersegment operating revenue:
     Helicopter activities..................................... $       674   $       711      $     1,328   $     1,660
     Production management and related services................          --            --               --            --
                                                                -----------   -----------      -----------   -----------
         Total intersegment operating revenue.................. $       674   $       711      $     1,328   $     1,660
                                                                ===========   ===========      ===========   ===========

Consolidated operating revenue reconciliation:
     Helicopter activities..................................... $    96,108   $   118,958      $   193,523   $   225,640
     Production management and related services................       9,503         9,913           19,001        21,446
     Intersegment eliminations.................................        (674)         (711)          (1,328)       (1,660)
     Corporate.................................................          40             2              199             9
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating revenue.................. $   104,977   $   128,162      $   211,395   $   245,435
                                                                ===========   ===========      ===========   ===========

Consolidated operating income reconciliation:
     Helicopter activities..................................... $       962   $    16,780      $     7,026   $    29,017
     Production management and related services................         582           632            1,149         1,440
                                                                -----------   -----------      -----------   -----------
         Total segment operating income........................       1,544        17,412            8,175        30,457
     Gain on disposal of equipment.............................         565         1,006            1,527         1,286
     Corporate.................................................        (162)         (926)            (253)       (1,429)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating income................... $     1,947   $    17,492      $     9,449   $    30,314
                                                                ===========   ===========      ===========   ===========

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 1999

                                                Parent                         Non-
                                                Company      Guarantor       Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     -----------    -----------    -----------     -------------
ASSETS
  Current assets:
    Cash and cash equivalents...............$    15,099     $     2,772    $    16,591    $        --     $      34,462
    Accounts receivable.....................        377          24,983         74,082         (1,459)           97,983
    Inventories.............................         --          35,878         44,825             --            80,703
    Prepaid expenses........................        182             854          5,771             --             6,807
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets..................     15,658          64,487        141,269         (1,459)          219,955

  Intercompany investment...................    199,763              --             --       (199,763)               --
  Investments in unconsolidated entities....      1,108             229         10,948             --            12,285
  Intercompany note receivables.............    282,505              --             --       (282,505)               --

  Property and equipment--at cost:
    Land and buildings......................         --           3,220          7,585             --            10,805
    Aircraft and equipment..................      3,704         154,896        433,906             --           592,506
                                            -----------     -----------    -----------    -----------     -------------
                                                  3,704         158,116        441,491             --           603,311
  Less:  Accumulated depreciation
      and amortization......................     (2,808)        (75,038)       (58,190)            --          (136,036)
                                            -----------     -----------    -----------    -----------     -------------
                                                    896          83,078        383,301             --           467,275
  Other assets..............................     12,578          17,440          9,585            111            39,714
                                            -----------     -----------    -----------    -----------     -------------

                                            $   512,508     $   165,234    $   545,103    $  (483,616)    $     739,229
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable........................$       190     $     5,572    $    35,613    $    (3,567)    $      37,808
    Accrued liabilities.....................      6,254          10,821         23,019           (106)           39,988
    Deferred taxes..........................         --              --         18,045             --            18,045
    Current maturities of long-term debt....         --              --         10,291             --            10,291
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities.............      6,444          16,393         86,968         (3,673)          106,132

  Long-term debt, less current maturities...    190,922              --         39,010             --           229,932
  Intercompany notes payable................      3,844           4,224        272,222       (280,290)               --
  Other liabilities and deferred credits....          4           2,364          1,445             --             3,813
  Deferred taxes............................      7,716          30,537         58,027             --            96,280
  Minority interest.........................     11,601              --             --             --            11,601

  Stockholders' investment:
    Common stock............................        211           4,048          1,384         (5,432)              211
    Additional paid in capital..............    116,053          54,567         18,039        (72,606)          116,053
    Retained earnings.......................    175,144          53,101         67,871       (120,972)          175,144
    Accumulated other comprehensive
      income (loss).........................        569              --            137           (643)               63
                                            -----------     -----------    -----------    -----------     -------------
                                                291,977         111,716         87,431       (199,653)          291,471
                                            -----------     -----------    -----------    -----------     -------------
                                            $   512,508     $   165,234    $   545,103    $  (483,616)    $     739,229
                                            ===========     ===========    ===========    ===========     =============

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

                       SIX MONTHS ENDED SEPTEMBER 30, 1999

                                               Parent                           Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     -----------    -----------    -----------     -------------
GROSS REVENUE
Operating revenue...........................$       200     $    64,551    $   146,644    $        --     $     211,395
Intercompany revenue........................         --           3,833            156         (3,989)               --
Gain on disposal of equipment...............          4           1,211            312             --             1,527
                                            -----------     -----------    -----------    -----------     -------------
                                                    204          69,595        147,112         (3,989)          212,922
OPERATING EXPENSES
Direct cost.................................          1          52,613        120,172             --           172,786
Intercompany expense........................         --             156          3,833         (3,989)               --
Depreciation and amortization...............         85           5,009         11,481             --            16,575
General and administrative..................      2,942           2,970          8,200             --            14,112
                                            -----------     -----------    -----------    -----------     -------------
                                                  3,028          60,748        143,686         (3,989)          203,473
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS).....................     (2,824)          8,847          3,426             --             9,449

Earnings from unconsolidated entities.......       (693)             --          2,188            692             2,187
Interest income.............................     14,614             207            718        (13,805)            1,734
Interest expense............................      7,206              --         15,995        (13,805)            9,396
                                            -----------     -----------    -----------    -----------     -------------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES................      3,891           9,054         (9,663)           692             3,974
Allocation of consolidated income taxes.....      1,204           3,023         (2,992)            --             1,235
Minority interest...........................       (657)             --            (52)            --              (709)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME (LOSS)...........................$     2,030     $     6,031    $    (6,723)   $       692     $       2,030
                                            ===========     ===========    ===========    ===========     =============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       SIX MONTHS ENDED SEPTEMBER 30, 1999

                                              Parent                          Non-
                                             Company         Guarantor     Guarantor
                                               Only         Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  operating activities......................$    (8,994)    $     1,625    $    21,752    $   (14,320)    $          63
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures......................       (130)         (8,127)       (30,918)            --           (39,175)
  Proceeds from asset dispositions..........         17           2,441          4,386             --             6,844
  Investments in subsidiaries...............      3,751          (3,751)            --             --                --
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities......................      3,638          (9,437)       (26,532)            --           (32,331)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Repayment of debt.........................    (14,320)             --         (4,078)        14,320            (4,078)
                                            -----------     -----------    -----------    -----------     -------------
Net cash used in financing activities.......    (14,320)             --         (4,078)        14,320            (4,078)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash.....         --              --            214             --               214
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents..........................    (19,676)         (7,812)        (8,644)            --           (36,132)

Cash and cash equivalents
  at beginning of period....................     34,775          10,584         25,235             --            70,594
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period.........................$    15,099     $     2,772    $    16,591    $        --     $      34,462
                                            ===========     ===========    ===========    ===========     =============


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 1999

                                              Parent                          Non-
                                             Company        Guarantor       Guarantor
                                               Only         Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                            -----------     -----------    -----------    -----------     -------------
ASSETS
  Current assets:
    Cash and cash equivalents...............$    34,775     $    10,584    $    25,235    $        --     $      70,594
    Accounts receivable.....................      3,792          20,752         67,499         (2,966)           89,077
    Inventories.............................         --          36,621         46,232             --            82,853
    Prepaid expenses........................        220             577          5,202             --             5,999
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets..................     38,787          68,534        144,168         (2,966)          248,523

  Intercompany investment...................    220,575              --             --       (220,575)               --
  Investments in unconsolidated entities....      1,108             229          8,661             --             9,998
  Intercompany note receivables.............    233,444           3,015             86       (236,545)               --

  Property and equipment--at cost:
    Land and buildings......................         --           3,220          7,640             --            10,860
    Aircraft and equipment..................      3,630         149,544        401,678             --           554,852
                                            -----------     -----------    -----------    -----------     -------------
                                                  3,630         152,764        409,318             --           565,712
  Less:  Accumulated depreciation
      and amortization......................     (2,772)        (72,292)       (47,732)            --          (122,796)
                                            -----------     -----------    -----------    -----------     -------------
                                                    858          80,472        361,586             --           442,916
  Other assets..............................     12,607          18,200           (325)           111            30,593
                                            -----------     -----------    -----------    -----------     -------------

                                            $   507,379     $   170,450    $   514,176    $  (459,975)    $     732,030
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable........................$       148     $     4,378    $    33,764    $    (2,756)    $      35,534
    Accrued liabilities.....................      7,033          11,171         24,620           (429)           42,395
    Deferred taxes..........................         --              --         17,697             --            17,697
    Current maturities of long-term debt....         --              --         10,037             --            10,037
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities.............      7,181          15,549         86,118         (3,185)          105,663

  Long-term debt, less current maturities...    190,922              --         42,693             --           233,615
  Intercompany notes payable................      6,364              --        229,962       (236,326)               --
  Other liabilities and deferred credits....          4           2,364            632             --             3,000
  Deferred taxes............................        907          32,815         61,186             --            94,908
  Minority interest.........................     10,716              --             --             --            10,716

  Stockholders' investment:
    Common stock............................        211           4,048          1,384         (5,432)              211
    Additional paid in capital..............    116,053          58,318         16,800        (75,118)          116,053
    Retained earnings.......................    173,114          57,356         78,628       (135,984)          173,114
    Accumulated other comprehensive
      income (loss).........................      1,907              --         (3,227)        (3,930)           (5,250)
                                            -----------     -----------    -----------    -----------     -------------
                                                291,285         119,722         93,585       (220,464)          284,128
                                            -----------     -----------    -----------    -----------     -------------
                                            $   507,379     $   170,450    $   514,176    $  (459,975)    $     732,030
                                            ===========     ===========    ===========    ===========     =============

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

                       SIX MONTHS ENDED SEPTEMBER 30, 1998

                                               Parent                          Non-
                                               Company       Guarantor     Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            -----------     -----------    -----------    -----------     -------------
GROSS REVENUE
Operating revenue...........................$         5     $    75,535    $   169,895    $        --     $     245,435
Intercompany revenue........................         --           5,412            345         (5,757)               --
Gain on disposal of equipment...............          3              84          1,199             --             1,286
                                            -----------     -----------    -----------    -----------     -------------
                                                      8          81,031        171,439         (5,757)          246,721
OPERATING EXPENSES
Direct cost.................................          4          61,668        123,822             --           185,494
Intercompany expense........................         --             345          5,412         (5,757)               --
Depreciation and amortization...............         78           4,919         11,987             --            16,984
General and administrative..................      3,114           3,110          7,705             --            13,929
                                            -----------     -----------    -----------    -----------     -------------
                                                  3,196          70,042        148,926         (5,757)          216,407
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS).....................     (3,188)         10,989         22,513             --            30,314

Earnings from unconsolidated entities.......     14,715              --          2,609        (14,719)            2,605
Interest income.............................     13,951             223            515        (12,999)            1,690
Interest expense............................      7,385              --         15,651        (12,999)           10,037
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES..........................     18,093          11,212          9,986        (14,719)           24,572

Allocation of consolidated income taxes.....        923           3,657          2,794             --             7,374
Minority interest...........................       (601)             --            (28)            --              (629)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME..................................$    16,569     $     7,555    $     7,164    $   (14,719)    $      16,569
                                            ===========     ===========    ===========    ============    =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                Parent                         Non-
                                                Company      Guarantor     Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  operating activities......................$    (2,759)    $     7,880    $    18,093    $        --     $      23,214
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures......................         --          (3,865)       (10,320)            --           (14,185)
  Proceeds from asset dispositions..........          6             144          2,331             --             2,481
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities......................          6          (3,721)        (7,989)            --           (11,704)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Repayment of debt.........................     (3,300)             --         (3,806)            --            (7,106)
  Repurchase of common stock................     (3,888)             --             --             --            (3,888)
  Issuance of common stock..................         39              --             --             --                39
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  financing activities......................     (7,149)             --         (3,806)            --           (10,955)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash.....         --              --           (296)            --              (296)
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents..........................     (9,902)          4,159          6,002             --               259

Cash and cash equivalents
  at beginning of period....................     34,264           5,192         16,620             --            56,076
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period.........................$    24,362     $     9,351    $    22,622    $        --     $      56,335
                                            ===========     ===========    ===========    ===========     =============


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

RESULTS OF OPERATIONS

         A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -------------------------     --------------------------
                                                               1999           1998            1999          1998
                                                            -----------   -----------     -----------    -----------
Operating revenue.......................................... $   104,977   $   128,162     $   211,395    $   245,435
Gain on disposal of equipment..............................         565         1,006           1,527          1,286
Operating expenses.........................................    (103,595)     (111,676)       (203,473)      (216,407)
                                                            -----------   -----------     -----------    -----------

Operating income...........................................       1,947        17,492           9,449         30,314

Earnings from unconsolidated entities......................       1,085         1,505           2,187          2,605
Interest income (expense), net.............................      (3,996)       (4,223)         (7,662)        (8,347)
                                                            -----------   -----------     -----------    -----------

Income (loss) before provision (benefit) for income
   taxes...................................................        (964)       14,774           3,974         24,572
Provision (benefit) for income taxes.......................        (296)        4,435           1,235          7,374
Minority interest..........................................        (387)         (323)           (709)          (629)
                                                            -----------   -----------     -----------    -----------

Net income (loss).......................................... $    (1,055)  $    10,016     $     2,030    $    16,569
                                                            ===========   ===========     ===========    ===========


         The following tables set forth certain operating information which will form the basis for discussion of each of the Company's two identified segments, Helicopter Activities and Production Management and Related Services. Beginning in fiscal year 2000, the Company has changed the basis of segmentation within its Helicopter Activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) will, from this point forward, be reported as a separate division. The new International division will encompass all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                  CURRENT SEGMENT    PREVIOUS SEGMENT FORMAT
                                                                    FORMAT         -----------------------------
                                                                     1999              1999              1998
                                                                  -----------      -----------       -----------
                                                                      (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log...............................................           28,019           32,520            34,867
      Bristow...............................................           14,236           23,546            29,727
      International.........................................           13,811               --                --
                                                                  -----------      -----------       -----------
         Total..............................................           56,066           56,066            64,594
                                                                  ===========      ===========       ===========

Operating revenues:
   Helicopter Activities:
       Air Log..............................................      $    25,205      $    29,497       $    35,926
       Bristow..............................................           46,323           66,671            83,318
       International........................................           24,640               --                --
       Less:  Intercompany..................................              (60)             (60)             (286)
                                                                  -----------      -----------       -----------
         Total..............................................           96,108           96,108           118,958
   Production management and related services...............            9,503            9,503             9,913
   Corporate................................................               40               40                 2
   Less:  Intercompany......................................             (674)            (674)             (711)
                                                                  -----------      -----------       -----------
         Consolidated total.................................      $   104,977      $   104,977       $   128,162
                                                                  ===========      ===========       ===========

Operating income, excluding gain or loss on disposal of equipment:
   Helicopter Activities:
       Air Log..............................................      $     4,016      $     5,429       $     8,768
       Bristow..............................................           (5,238)          (4,467)            8,011
       International........................................            2,184               --                --
                                                                  -----------      -----------       -----------
         Total..............................................              962              962            16,779
   Production management and related services...............              582              582               632
   Corporate................................................             (162)            (162)             (926)
                                                                  -----------      -----------       -----------
         Consolidated total.................................      $     1,382      $     1,382       $    16,485
                                                                  ===========      ===========       ===========

Gross margin, excluding gain or loss on disposal of equipment:
   Helicopter Activities:
       Air Log..............................................           15.9 %          18.4 %             24.4%
       Bristow..............................................          (11.3)%          (6.7)%              9.6%
       International........................................            8.9 %            --                 --
         Total..............................................            1.0 %           1.0 %             14.1%
   Production management and related services...............            6.1 %           6.1 %              6.4%
         Consolidated total.................................            1.3 %           1.3 %             12.9%



                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------------
                                                               CURRENT SEGMENT        PREVIOUS SEGMENT FORMAT
                                                                    FORMAT         -----------------------------
                                                                     1999              1999              1998
                                                                  -----------      -----------       -----------
                                                                      (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log...............................................           52,419           60,730            65,839
      Bristow...............................................           30,462           48,928            55,692
      International.........................................           26,777               --                --
                                                                  -----------      -----------       -----------
         Total..............................................          109,658          109,658           121,531
                                                                  ===========      ===========       ===========

Operating revenues:
   Helicopter Activities:
       Air Log..............................................      $    46,973      $    55,360       $    66,910
       Bristow..............................................           97,938          138,319           159,148
       International........................................           48,768               --                --
       Less:  Intercompany..................................             (156)            (156)             (418)
                                                                  -----------      -----------       -----------
         Total..............................................          193,523          193,523           225,640
   Production management and related services...............           19,001           19,001            21,446
   Corporate................................................              199              199                 9
   Less:  Intercompany......................................           (1,328)          (1,328)           (1,660)
                                                                  -----------      -----------       -----------
         Consolidated total.................................      $   211,395      $   211,395       $   245,435
                                                                  ===========      ===========       ===========

Operating income, excluding gain or loss on disposal of equipment:
   Helicopter Activities:
       Air Log..............................................      $     6,510      $     9,334       $    13,617
       Bristow..............................................           (3,582)          (2,308)           15,400
       International........................................            4,098               --                --
                                                                  -----------      -----------       -----------
         Total..............................................            7,026            7,026            29,017
   Production management and related services...............            1,149            1,149             1,440
   Corporate................................................             (253)            (253)           (1,429)
                                                                  -----------      -----------       -----------
         Consolidated total.................................      $     7,922      $     7,922       $    29,028
                                                                  ===========      ===========       ===========

Gross margin, excluding gain or loss on disposal of equipment:
   Helicopter Activities:
       Air Log..............................................           13.9 %          16.9 %             20.4%
       Bristow..............................................           (3.7)%          (1.7)%              9.7%
       International........................................            8.4 %            --                 --
         Total..............................................            3.6 %           3.6 %             12.9%
   Production management and related services...............            6.0 %           6.0 %              6.7%
         Consolidated total.................................            3.7 %           3.7 %             11.8%


         HELICOPTER ACTIVITIES

         Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's operations in the following countries: Australia, Brazil, China, Colombia, Cyprus, India, Kazakastan, Kosovo, Mexico, Nigeria and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities").

         Air Log's flight activity for the three and six-month periods ended September 30, 1999 is below the similar prior year levels by 6.7% and 7.8%, respectively. This lower level of activity is primarily due to reduced demand for helicopter services by the oil and gas industry and an unseasonably high level of storm evacuation flying during September 1998. Oil companies have been slow to return to former levels of exploration and development activity experienced prior to the precipitous decline in oil prices during calendar year 1998, despite resurgence in the price of oil during the current and previous quarter. Revenue for the three and six-month periods ended September 30, 1999, fell by 17.9% and 17.3%, respectively for the similar periods in the prior year. This higher decrease in revenue in relation to flight hours was due to a shift in the mix of aircraft generating revenue. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased by 30% from the similar quarter in the prior year, while smaller, production related aircraft remained relatively unchanged. Air Log's operating margin of 18.4% for the quarter compared to 24.4% for the similar quarter in the prior year and is lower due to the decrease in flight hours from the higher margin crew change aircraft discussed above, and increased compensation costs for pilots and other employees. Notwithstanding the above, flight activity, revenue and margins have increased by 15.3%, 14.1%, and 21.9%, respectively from the June 1999 quarter. These increases result primarily from increased crew change activity and provide a somewhat more optimistic perspective for Gulf of Mexico activities, although there is no certainty that this trend will continue.

         Bristow's flight hours for the three and six-month periods ended September 30, 1999 decreased by 20.8% and 12.1%, respectively, from the similar periods in the prior year. This decrease in flight activity was prevalent in most of Bristow's major markets including the North Sea, Nigeria, Trinidad and China. The decrease in North Sea activity is related to overall slowdown in exploration and development activity in that market, and the previously reported termination of contracts with two major customers, effective August 1, 1999. In the year ago quarter, these two customers accounted for 3,980 flight hours and $11.4 million in revenue as compared to only 1,061 hours and $2.9 million in revenue, respectively, in the current quarter. Excluding the impact of this lost work, North Sea flight hours and revenue for the remaining customer base decreased by 19.1% and 21.1%, respectively, from the similar quarter in the prior year as a result of reduced utilization and pricing pressures from customers. The North Sea has been more adversely affected by low oil prices due to generally higher exploration and production costs in that area when compared with other production areas around the world. As such, this market may be slower to rebound from improved commodity prices. Bristow's operating margin decreased from 9.6% and 9.7% for the three and six-month periods ended September 30, 1998 to (6.7)% and (1.7)%, respectively, in the current periods. This decline in margin is due to the reduced utilization and pricing pressures discussed above and the terminated contracts and related restructuring charges. In order to adjust its staffing to the current volume of work, Bristow initiated a restructuring plan, which will reduce its North Sea workforce by 19%. At September 30, 1999, $3.4 million had been incurred for terminated employees to date, and an additional $1.6 million (primarily for severance costs) is expected during the next two quarters. This $5 million in restructuring cost is reflected in the current quarter's results. Absent these charges, Bristow's operating margin for the three and six-month periods ended

September 30, 1999 would have been, 1.0% and 1.9%. The Company expects to realize at least $7 million in combined annual salary savings. In addition, further cost reductions are being pursued as management works to establish a more cost effective and competitive organization; however it is likely that Bristow's results and operating margins will be adversely affected for some time absent, increased activity in the North Sea market.

         PRODUCTION MANAGEMENT AND RELATED SERVICES

         Operating revenues for GPM decreased by 4.1% and 11.4% during the three and six-month periods ended September 30, 1999, as compared to the similar periods in the prior year. The decline in revenue was matched by a reduction in costs, resulting in relatively flat operating income from period to period. GPM's operating margin was essentially unchanged at 6% in the current quarter compared to the year ago quarter.

         CORPORATE AND OTHER

         Earnings from unconsolidated subsidiaries decreased during the current quarter primarily due to the deferral of distributions from the Company's Mexican joint venture as a result of lower than expected activity levels. The effective income tax rates from continuing operations were approximately 31% and 30% for the six months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $34.5 million as of September 30, 1999, a $36.1 million decrease from March 31, 1999. Working capital as of September 30, 1999 was $113.8 million, a $29.0 million decrease from March 31, 1999. Total debt was $240.2 million as of September 30, 1999.

         As of September 30, 1999, Bristow had a (pound)15 million ($24.6 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. As of September 30, 1999, Bristow had (pound)1.4 million ($2.3 million) of letters of credit utilized and no funds were drawn under this credit facility. As of September 30, 1999, the Company had a $20 million unsecured working capital line of credit with a bank that expires on November 30, 1999 and a commitment from the bank to extend the expiration date to September 30, 2001. No funds were drawn under this facility as of September 30, 1999. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

         During the six months ended September 30, 1999, the Company received proceeds of $6.8 million from nine separate disposals of aircraft. During the same period, the Company purchased six Bell 407's for $5.9 million, three S-61's for $7.5 million and three Super Puma's for $20.4 million. In addition, the Company placed $9.9 million into escrow, included in other assets as of September 30, 1999, for the purchase of an additional S-61 and five S-76 aircraft. The Company has no other material capital commitments outstanding.

LEGAL MATTERS

         The Company has received notices from the United States Environmental Protection Agency that it is one of approximately 160 potentially responsible parties ("PRP") at one Superfund site in Texas, one of over 300 PRPs at one site in Louisiana and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company's business or financial condition.
                                       19

YEAR 2000 MATTERS

     The Company is addressing its year 2000 exposure. The scope of management's efforts includes both information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, and non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems. The Company has completed the replacement, remediation and testing phase. Management has also investigated the year 2000 exposure posed by its significant vendors and customers. Currently, the Company does not have any IT or non-IT systems which directly interface with either its vendors' or customers' systems. Accordingly, the Company's exposure will result from its significant vendors' and customers' potential inability to achieve year 2000 compliance. Were this to occur, the Company could experience a disruption in the supply of needed parts and repairs services and/or diminished demand for the Company's aircraft, either of which could have a material impact on the Company's business. Management has contacted significant vendors and customers to ascertain their state of readiness and has not received any indication of potential noncompliance from this group. No assurances can be given, however that the Company's significant vendors and customers will not cause disruption to the Company's operations. To date, the Company has spent $.4 million on its replacement and remediation efforts and no additional expenditures are contemplated. The Company does not separately account for the internal costs incurred for its year 2000 compliance efforts. Such costs consist primarily of salaries and benefits for the Company's IT personnel. The Company has developed a contingency plan for the prospect that it or any of its significant vendors and customers may be unable to achieve year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133 no later than April 1, 2001. The company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement is not expected to materially affect the Company's financial positions or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

FORWARD LOOKING STATEMENTS

       This report contains  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements.

       Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include the possibility that the annual salary cost savings, currently expected to be realized as a result of recent employee terminations, will not be as large as management presently expects, that Bristow's results and operating margins will not be as adversely affected, and for as long as management currently anticipates, and that there is a substantially increased level of activity in the Company's markets. Other important factors that could cause actual results to differ materially from the Company's expectations (with those included in the prior sentence "Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions, the ability to achieve reduced operating expenses and the ability to achieve year 2000 compliance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       No change from 1999 annual report disclosures.

                     PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)           The annual meeting of stockholders was held on September 20, 1999.

(c)      Matters voted on at the meeting included:

1. For the election of directors, all nominees were approved. The results were as follows:

   Nominee                               For                    Withheld
-------------------------           -------------              ----------
 Peter N. Buckley                     17,567,927                 215,207
 Jonathan H. Cartwright               17,574,453                 208,681
 Louis F. Crane                       17,572,385                 210,749
 David M. Johnson                     17,557,088                 226,046
 Kenneth M. Jones                     17,572,364                 210,770
 Harry C. Sager                       17,573,559                 209,575
 George M. Small                      17,574,520                 208,614
 Howard Wolf                          17,552,958                 230,176

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listed below are the documents filed as exhibits to this report:

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K:

     There were no Form 8-K filings during the quarter ended September 30, 1999.

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


                            OFFSHORE LOGISTICS, INC.



                                               BY:    /s/ George M. Small
                                                   -------------------------
                                                      GEORGE M. SMALL
                                                      PRESIDENT

                                               DATE:   November 12, 1999





                                               BY:   /s/ H. Eddy Dupuis
                                                   -------------------------
                                                       H. EDDY DUPUIS
                                                    VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

                                               DATE:   November 12, 1999