Form 10-Q
period 1999-12-31
OFFSHORE LOGISTICS INC
filed 2000-02-11
CIK 73887

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1999

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 1999.

                21,103,421 shares of Common Stock, $.01 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                (thousands of dollars, except per share amounts)


                                                 Three Months Ended         Nine Months Ended
                                                     December 31,              December 31,
                                                 ----------------------    --------------------
                                                   1999         1998         1999        1998
                                                 ---------    ---------    --------    --------
GROSS REVENUE
Operating revenue..............................  $ 103,371    $ 116,099   $ 314,766    $ 361,534
Gain on disposal of equipment..................      1,795           91       3,322        1,377
                                                 ---------    ---------   ---------    ---------
                                                   105,166      116,190     318,088      362,911
OPERATING EXPENSES
Direct cost....................................     81,331       92,194     254,117      277,688
Depreciation and amortization..................      8,685        8,635      25,260       25,619
General and administrative.....................      6,079        6,692      20,191       20,621
                                                 ---------    ---------   ---------    ---------
                                                    96,095      107,521     299,568      323,928
                                                 ---------    ---------   ---------    ---------

OPERATING INCOME...............................      9,071        8,669      18,520       38,983

Earnings from unconsolidated entities..........      1,067        1,909       3,254        4,514
Interest income................................        668          936       2,402        2,626
Interest expense...............................      4,553        4,880      13,949       14,917
                                                 ---------    ---------   ---------    ---------

INCOME BEFORE PROVISION FOR INCOME
  TAXES........................................      6,253        6,634      10,227       31,206

Provision for income taxes.....................      1,935        1,988       3,170        9,362
Minority interest..............................       (351)        (325)     (1,060)        (954)
                                                 ---------    ---------   ---------    ---------

NET INCOME.....................................  $   3,967    $   4,321   $   5,997    $  20,890
                                                 =========    =========   =========    =========

Net income per common share:

Basic..........................................  $    0.19    $    0.20   $     0.28   $    0.96
                                                 =========    =========   ==========   =========
Diluted........................................  $    0.19    $    0.20   $     0.28   $    0.92
                                                 =========    =========   ==========   =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (thousands of dollars)


                                                                  December 31,   March 31,
                                                                      1999         1999
                                                                 -------------   ---------
ASSETS
Current Assets:
   Cash and cash equivalents.....................................$      42,801   $  70,594
   Accounts receivable...........................................       94,474      89,077
   Inventories...................................................       79,885      82,853
   Prepaid expenses..............................................        5,855       5,999
                                                                 -------------   ---------
      Total current assets.......................................      223,015     248,523

Investments in unconsolidated entities...........................       13,644       9,998
Property and equipment - at cost:
   Land and buildings............................................       11,198      10,860
   Aircraft and equipment........................................      598,329     554,852
                                                                 -------------   ---------
                                                                       609,527     565,712
Less:  accumulated depreciation and amortization.................     (141,783)   (122,796)
                                                                 -------------   ---------
                                                                       467,744     442,916
Other assets.....................................................       33,811      30,593
                                                                 -------------   ---------
                                                                 $     738,214   $ 732,030
                                                                 =============   =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable..............................................$      36,253   $  35,534
   Accrued liabilities...........................................       39,176      42,395
   Deferred taxes................................................       17,705      17,697
   Current maturities of long-term debt..........................       16,671      10,037
                                                                 -------------   ---------
      Total current liabilities..................................      109,805     105,663

Long-term debt, less current maturities..........................      226,066     233,615
Other liabilities and deferred credits...........................        3,375       3,000
Deferred taxes...................................................       96,972      94,908
Minority interest................................................       11,731      10,716

Stockholders' Investment:
   Common  Stock,  $.01 par value, authorized 35,000,000 shares;
      outstanding 21,103,421 at December 31 and March 31
      (exclusive of 1,281,050 treasury shares)...................          211         211
   Additional paid-in capital....................................      116,053     116,053
   Retained earnings.............................................      179,111     173,114
   Accumulated other comprehensive income (loss).................       (5,110)     (5,250)
                                                                 -------------   ---------
                                                                       290,265     284,128
                                                                 -------------   ---------
                                                                 $     738,214   $ 732,030
                                                                 =============   =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (thousands of dollars)


                                                                        Nine Months Ended
                                                                          December 31,
                                                                   ------------------------
                                                                       1999         1998
                                                                   -----------   ---------
Cash flows from operating activities:
   Net income......................................................$     5,997   $  20,890
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization...................................     25,260      25,619
   Increase in deferred taxes......................................      2,018       4,629
   Gain on asset dispositions......................................     (3,322)     (1,377)
   Equity in earnings from unconsolidated entities
      over dividends received......................................     (3,659)     (1,418)
   Minority interest in earnings...................................      1,060         954
   Increase in accounts receivable.................................     (5,386)    (10,887)
   (Increase) decrease in inventories..............................      3,001      (5,554)
   Increase in prepaid expenses and other..........................     (4,213)     (3,366)
   Increase in accounts payable....................................        707      14,416
   Increase (decrease) in accrued liabilities......................     (3,683)      2,005
   Increase in other liabilities and deferred credits..............        376         406
                                                                   -----------   ---------
Net cash provided by operating activities..........................     18,156      46,317
                                                                   -----------   ---------

Cash flows from investing activities:
   Capital expenditures............................................    (54,312)    (21,074)
   Proceeds from asset dispositions................................      9,236       2,656
                                                                   -----------   ---------
Net cash used in investing activities..............................    (45,076)    (18,418)
                                                                   -----------   ---------

Cash flows from financing activities:
   Proceeds from borrowings........................................      6,452          --
   Repayment of debt...............................................     (7,360)    (10,347)
   Repurchase of common stock......................................         --      (3,888)
   Issuance of common stock........................................         --         113
                                                                   -----------   ---------
Net cash used in financing activities..............................       (908)    (14,122)
                                                                   -----------   ---------

Effect of exchange rate changes in cash............................         35          (3)
                                                                   -----------   ---------

Net increase (decrease) in cash and cash equivalents...............    (27,793)     13,774
Cash and cash equivalents at beginning of period...................     70,594      56,076
                                                                   -----------   ---------

Cash and cash equivalents at end of quarter........................$    42,801   $  69,850
                                                                   ===========   =========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
   Interest........................................................$    12,283   $  14,316
   Income taxes....................................................      3,786       2,910


                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1999

NOTE A - Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE B - Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and nine months ended December 31, 1999 excluded 3,976,928 shares related to the convertible debt and 1,177,500 and 979,362 stock options, respectively, at a weighted average exercise price of $13.93 and $14.54, respectively, which were outstanding during the periods but were anti-dilutive. Diluted earnings per common share for the three months ended December 31, 1998 excluded 4,142,178 shares related to the convertible debt which were outstanding during the period but were anti-dilutive. For the nine months ended December 31, 1998, diluted earnings per share was determined on the assumption that the convertible debt was converted on April 1, 1997. Diluted earnings per share for the three and nine months ended December 31, 1998 excluded 337,000 and 274,000 stock options, respectively, at a weighted average exercise price of $19.06 and $18.04, respectively, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                      Three Months Ended        Nine Months Ended
                                                          December 31,             December 31,
                                                     ----------------------    ---------------------
                                                       1999          1998        1999         1998
                                                     ---------    ---------    ---------   ---------

Net Income (thousands of dollars):
   Income available to common stockholders.......... $    3,967  $    4,321   $    5,997  $   20,890
   Interest on convertible debt, net of taxes.......         --          --           --       3,032
                                                     ----------  ----------   ----------  ----------
   Income available to common stockholders,
        plus assumed conversions.................... $    3,967  $    4,321   $    5,997  $   23,922
                                                     ==========  ==========   ==========  ==========

Shares:
   Weighted average number of common
   shares outstanding............................... 21,103,421  21,463,117   21,103,421  21,671,329
   Options..........................................      8,393      54,027       12,936      84,103
   Convertible debt.................................         --          --           --   4,207,788
                                                     ----------  ----------   ----------  ----------
   Weighted average number of common
      shares outstanding, plus assumed conversions.. 21,111,814  21,517,144   21,116,357  25,963,220
                                                     ==========  ==========   ==========  ==========

Net Income per share:
   Basic............................................ $     0.19  $     0.20   $     0.28  $     0.96
                                                     ==========  ==========   ==========  ==========
   Diluted.......................................... $     0.19  $     0.20   $     0.28  $     0.92
                                                     ==========  ==========   ==========  ==========

NOTE C - Commitments and Contingencies

        On November 16, 1999, the Office and Professional Employees International Union ("Union") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by both Air Logistics, LLC and Air Logistics of Alaska, Inc. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000. Absent extraordinary circumstances, the NMB will not accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees for a period of one year. Air Logistics, LLC has provided the NMB with a list of potential eligible voters and the NMB has authorized an election. The ballots will be counted by the NMB on March 13, 2000. The Company does not believe these organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

NOTE D - Comprehensive Income

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                      Three Months Ended      Nine Months Ended
                                                          December 31,           December 31,
                                                      --------------------    -------------------
                                                         1999       1998       1999        1998
                                                      ---------  ---------    --------   --------
Net Income..........................................  $   3,967  $   4,321    $  5,997   $ 20,890
Other Comprehensive Income:
   Currency translation adjustment..................     (5,173)    (6,578)        140     (2,198)
                                                      ---------  ---------    --------   --------
Comprehensive Income (Loss).........................  $  (1,206) $  (2,257)   $  6,137   $ 18,692
                                                      =========  =========    ========   ========


NOTE E - Derivative Financial Instruments

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, no later than April 1, 2001. The Company has not yet quantified the impact on its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business.

NOTE F - Segment Information

     The Company has adopted SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. The following shows reportable segment information for the three and nine months ended December 31, 1999 and 1998, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                     Three Months Ended       Nine Months Ended
                                                        December 31,              December 31,
                                                     --------------------     -------------------
                                                      1999        1998         1999        1998
                                                     --------   ---------     --------    -------

Segment operating revenue from external customers:
    Helicopter activities........................... $  90,180  $ 104,402     $ 278,103   $ 325,952
    Production management and related services......    10,785     10,328        29,786      31,774
                                                     ---------  ---------     ---------   ---------
        Total segment operating revenue............. $ 100,965  $ 114,730     $ 307,889   $ 357,726
                                                     =========  =========     =========   =========

Intersegment operating revenue:
    Helicopter activities........................... $   3,027  $   1,994     $   8,625   $   6,084
    Production management and related services......        --         --            --          --
                                                     ---------  ---------     ---------   ---------
        Total intersegment operating revenue........ $   3,027  $   1,994     $   8,625   $   6,084
                                                     =========  =========     =========   =========

Consolidated operating revenue reconciliation:

    Helicopter activities........................... $  93,207  $ 106,396     $ 286,728   $ 332,036
    Production management and related services......    10,785     10,328        29,786      31,774
    Intersegment eliminations.......................    (3,027)    (1,994)       (8,625)     (6,084)
    Corporate.......................................     2,406      1,369         6,877       3,808
                                                     ---------  ---------     ---------   ---------
        Total consolidated operating revenue........ $ 103,371  $ 116,099     $ 314,766   $ 361,534
                                                     =========  =========     =========   =========

Consolidated operating income reconciliation:

    Helicopter activities........................... $   6,214  $   8,210     $  13,234   $  37,227
    Production management and related services......       661        734         1,816       2,174
                                                     ---------  ---------     ---------   ---------
        Total segment operating income..............     6,875      8,944        15,050      39,401
    Gain on disposal of equipment...................     1,795         91         3,322       1,377
    Corporate.......................................       401       (366)          148      (1,795)
                                                     ---------  ---------     ---------   ---------
        Total consolidated operating income......... $   9,071  $   8,669     $  18,520   $  38,983
                                                     =========  =========     =========   =========

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

               Supplemental Condensed Consolidating Balance Sheet

                                December 31, 1999

                                               Parent                          Non-
                                               Company       Guarantor       Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     ------------   ------------   ------------    -------------
ASSETS
  Current assets:
    Cash and cash equivalents...............$    17,084     $     4,172    $    21,545    $        --     $      42,801
    Accounts receivable.....................        225          22,446         73,226         (1,423)           94,474
    Inventories.............................         --          36,419         43,466             --            79,885
    Prepaid expenses........................        158             689          5,008             --             5,855
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets..................     17,467          63,726        143,245         (1,423)          223,015

  Intercompany investment...................    201,560              --             --       (201,560)               --
  Investments in unconsolidated entities....      1,108             229         12,307             --            13,644
  Intercompany note receivables.............    281,045              10             --       (281,055)               --

  Property and equipment--at cost:
    Land and buildings......................         --           3,220          7,978             --            11,198
    Aircraft and equipment..................      3,684         155,371        439,274             --           598,329
                                            -----------     -----------    -----------    -----------     -------------
                                                  3,684         158,591        447,252             --           609,527
  Less:  Accumulated depreciation
      and amortization......................     (2,852)        (75,819)       (63,112)            --          (141,783)
                                            -----------     -----------    -----------    -----------     -------------
                                                    832          82,772        384,140             --           467,744
  Other assets..............................     12,355          17,640          3,705            111            33,811
                                            -----------     -----------    -----------    -----------     -------------
                                            $   514,367     $   164,377    $   543,397    $  (483,927)    $     738,214
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable........................$       147     $     4,912    $    34,649    $    (3,455)    $      36,253
    Accrued liabilities.....................      5,847          10,296         23,215           (182)           39,176
    Deferred taxes..........................         --              --         17,705             --            17,705
    Current maturities of long-term debt....         --              --         16,671             --            16,671
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities.............      5,994          15,208         92,240         (3,637)          109,805

  Long-term debt, less current maturities...    190,922              --         35,144             --           226,066
  Intercompany notes payable................      3,787              --        275,053       (278,840)               --
  Other liabilities and deferred credits....          4           2,364          1,007             --             3,375
  Deferred taxes............................      8,615          33,177         55,180             --            96,972
  Minority interest.........................     11,731              --             --             --            11,731

  Stockholders' investment:
    Common stock............................        211           4,048          1,384         (5,432)              211
    Additional paid in capital..............    116,053          54,567         16,831        (71,398)          116,053
    Retained earnings.......................    179,111          55,013         65,759       (120,772)          179,111
    Accumulated other comprehensive
      income (loss).........................     (2,061)             --            799         (3,848)           (5,110)
                                            -----------     -----------    -----------    -----------     -------------
                                                293,314         113,628         84,773       (201,450)          290,265
                                            -----------     -----------    -----------    -----------     -------------
                                            $   514,367     $   164,377    $   543,397    $  (483,927)    $     738,214
                                            ===========     ===========    ===========    ===========     =============

            Supplemental Condensed Consolidating Statement of Income

                       Nine Months Ended December 31, 1999

                                               Parent                         Non-
                                              Company        Guarantor      Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     ------------   ------------   ------------    -------------
GROSS REVENUE
Operating revenue...........................$       244     $    98,580    $   215,942    $        --     $     314,766
Intercompany revenue........................         --           5,907            216         (6,123)               --
Gain on disposal of equipment...............         12           3,136            174             --             3,322
                                            -----------     -----------    -----------    -----------     -------------
                                                    256         107,623        216,332         (6,123)          318,088
OPERATING EXPENSES
Direct cost.................................          3          80,474        173,640             --           254,117
Intercompany expense........................         --             217          5,906         (6,123)               --
Depreciation and amortization...............        131           7,493         17,636             --            25,260
General and administrative..................      3,899           4,481         11,811             --            20,191
                                            -----------     -----------    -----------    -----------     -------------
                                                  4,033          92,665        208,993         (6,123)          299,568
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS).....................     (3,777)         14,958          7,339             --            18,520

Earnings from unconsolidated entities.......      1,284              --          3,254         (1,284)            3,254
Interest income.............................     22,186             259          1,038        (21,081)            2,402
Interest expense............................     10,669              --         24,361        (21,081)           13,949
                                            -----------     -----------    -----------    -----------     -------------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES................      9,024          15,217        (12,730)        (1,284)           10,227
Allocation of consolidated income taxes.....      2,019           5,098         (3,947)            --             3,170
Minority interest...........................     (1,008)             --            (52)            --            (1,060)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME (LOSS)...........................$     5,997     $    10,119    $    (8,835)   $    (1,284)    $       5,997
                                            ===========     ===========    ===========    ===========     =============


          Supplemental Condensed Consolidating Statement of Cash Flows

                       Nine Months Ended December 31, 1999

                                               Parent                         Non-
                                              Company        Guarantor      Guarantor
                                               Only         Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     ------------   ------------   ------------    -------------
Net cash provided by (used in)
  operating activities......................$    (7,031)    $     5,158    $    34,349    $   (14,320)    $      18,156
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:

  Capital expenditures......................       (110)        (12,766)       (41,436)            --           (54,312)
  Proceeds from asset dispositions..........         19           4,947          4,270             --             9,236
  Investments in subsidiaries...............      3,751          (3,751)            --             --                --
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities......................      3,660         (11,570)       (37,166)            --           (45,076)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:

  Proceeds from borrowings..................         --              --          6,452             --             6,452
  Repayment of debt.........................    (14,320)             --         (7,360)        14,320            (7,360)
                                            -----------     -----------    -----------    -----------     -------------
Net cash used in financing activities.......    (14,320)             --           (908)        14,320              (908)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash.....         --              --             35             --                35
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents..........................    (17,691)         (6,412)        (3,690)            --           (27,793)

Cash and cash equivalents
  at beginning of period....................     34,775          10,584         25,235             --            70,594
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period.........................$    17,084     $     4,172    $    21,545    $        --     $      42,801
                                            ===========     ===========    ===========    ===========     =============

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1999

                                               Parent                         Non-
                                              Company        Guarantor      Guarantor
                                               Only         Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     ------------   ------------   ------------    -------------
ASSETS
  Current assets:
    Cash and cash equivalents...............$    34,775     $    10,584    $    25,235    $        --     $      70,594
    Accounts receivable.....................      3,792          20,752         67,499         (2,966)           89,077
    Inventories.............................         --          36,621         46,232             --            82,853
    Prepaid expenses........................        220             577          5,202             --             5,999
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets..................     38,787          68,534        144,168         (2,966)          248,523

  Intercompany investment...................    220,575              --             --       (220,575)               --
  Investments in unconsolidated entities....      1,108             229          8,661             --             9,998
  Intercompany note receivables.............    233,444           3,015             86       (236,545)               --

  Property and equipment--at cost:
    Land and buildings......................         --           3,220          7,640             --            10,860
    Aircraft and equipment..................      3,630         149,544        401,678             --           554,852
                                            -----------     -----------    -----------    -----------     -------------
                                                  3,630         152,764        409,318             --           565,712
  Less:  Accumulated depreciation
      and amortization......................     (2,772)        (72,292)       (47,732)            --          (122,796)
                                            -----------     -----------    -----------    -----------     -------------
                                                    858          80,472        361,586             --           442,916
  Other assets..............................     12,607          18,200           (325)           111            30,593
                                            -----------     -----------    -----------    -----------     -------------
                                            $   507,379     $   170,450    $   514,176    $  (459,975)    $     732,030
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable........................$       148     $     4,378    $    33,764    $    (2,756)    $      35,534
    Accrued liabilities.....................      7,033          11,171         24,620           (429)           42,395
    Deferred taxes..........................         --              --         17,697             --            17,697
    Current maturities of long-term debt....         --              --         10,037             --            10,037
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities.............      7,181          15,549         86,118         (3,185)          105,663

  Long-term debt, less current maturities...    190,922              --         42,693             --           233,615
  Intercompany notes payable................      6,364              --        229,962       (236,326)               --
  Other liabilities and deferred credits....          4           2,364            632             --             3,000
  Deferred taxes............................        907          32,815         61,186             --            94,908
  Minority interest.........................     10,716              --             --             --            10,716

  Stockholders' investment:
    Common stock............................        211           4,048          1,384         (5,432)              211
    Additional paid in capital..............    116,053          58,318         16,800        (75,118)          116,053
    Retained earnings.......................    173,114          57,356         78,628       (135,984)          173,114
    Accumulated other comprehensive
      income (loss).........................      1,907              --         (3,227)        (3,930)           (5,250)
                                            -----------     -----------    -----------    -----------     -------------
                                                291,285         119,722         93,585       (220,464)          284,128
                                            -----------     -----------    -----------    -----------     -------------
                                            $   507,379     $   170,450    $   514,176    $  (459,975)    $     732,030
                                            ===========     ===========    ===========    ===========     =============

            Supplemental Condensed Consolidating Statement of Income

                       Nine Months Ended December 31, 1998

                                             Parent                             Non-
                                            Company          Guarantor        Guarantor
                                              Only          Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                           ----------       ------------     ------------      ------------     ------------
GROSS REVENUE
Operating revenue........................  $        8       $   110,511      $   251,015       $        --      $   361,534
Intercompany revenue.....................          --             7,756              517            (8,273)              --
Gain on disposal of equipment............          11                85            1,281                --            1,377
                                           ----------       -----------      -----------       -----------      -----------
                                                   19           118,352          252,813            (8,273)         362,911
OPERATING EXPENSES
Direct cost..............................          --            88,210          189,478                --          277,688
Intercompany expense.....................          --               517            7,756            (8,273)              --
Depreciation and amortization............         118             7,464           18,037                --           25,619
General and administrative...............       4,466             4,528           11,627                --           20,621
                                           ----------       -----------      -----------       -----------      -----------
                                                4,584           100,719          226,898            (8,273)         323,928
                                           ----------       -----------      -----------       -----------      -----------

OPERATING INCOME (LOSS)..................      (4,565)           17,633           25,915                --           38,983

Earnings from unconsolidated entities....      17,698                --            4,519           (17,703)           4,514
Interest income..........................      21,256               361              824           (19,815)           2,626
Interest expense.........................      11,034                --           23,698           (19,815)          14,917
                                           ----------       -----------      -----------       -----------      -----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES....................      23,355            17,994            7,560           (17,703)          31,206

Allocation of consolidated income taxes..       1,544             5,842            1,976                --            9,362
Minority interest........................        (921)               --              (33)               --             (954)
                                           ----------       -----------      -----------       -----------      -----------

NET INCOME.............................   $    20,890       $    12,152      $     5,551       $   (17,703)     $    20,890
                                          ===========       ===========      ===========       ===========      ===========


          Supplemental Condensed Consolidating Statement of Cash Flows

                       Nine Months Ended December 31, 1998

                                             Parent                             Non-
                                            Company          Guarantor        Guarantor
                                             Only           Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                          -----------       ------------     ------------      -----------      ------------
Net cash provided by (used in)
     operating activities...............  $     4,864       $     7,564      $    35,448       $    (1,559)     $    46,317
                                          -----------       -----------      -----------       -----------      -----------

Cash flows from investing activities:

     Capital expenditures...............           --            (5,305)         (15,769)               --          (21,074)
     Proceeds from asset dispositions...           15               145            2,496                --            2,656
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     investing activities...............           15            (5,160)         (13,273)               --          (18,418)
                                          -----------       ------------     -----------       -----------      -----------

Cash flows from financing activities:

     Proceeds from borrowings...........           20                --               --               (20)              --
     Repayment of debt..................       (3,300)               --           (8,626)            1,579          (10,347)
     Repurchase of common stock.........       (3,888)               --               --                --           (3,888)
     Issuance of common stock...........          113                --               --                --              113
                                          -----------       -----------      -----------       -----------      -----------
Net cash provided by (used in)
     financing activities...............       (7,055)               --           (8,626)            1,559          (14,122)
                                          -----------       -----------      -----------       -----------      -----------

Effect of exchange rate changes in cash.           --                --               (3)               --               (3)
                                          -----------       -----------      ------------      -----------      -----------

Net increase (decrease) in cash and
     cash equivalents...................       (2,176)            2,404           13,546                --           13,774

Cash and cash equivalents
     at beginning of period.............       34,264             5,192           16,620                --           56,076
                                          -----------       -----------      -----------       -----------      -----------
Cash and cash equivalents
      at end of period..................  $    32,088       $     7,596      $    30,166       $        --      $    69,850
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

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                 Three Months Ended        Nine Months Ended
                                                     December 31,              December 31,
                                                 ---------------------    --------------------
                                                    1999       1998          1999       1998
                                                 ---------   ---------    ---------   ---------
Operating revenue............................... $ 103,371   $ 116,099    $ 314,766   $ 361,534
Gain on disposal of equipment...................     1,795          91        3,322       1,377
Operating expenses..............................    96,095     107,521      299,568     323,928
                                                 ---------   ---------    ---------   ---------

Operating income................................     9,071       8,669       18,520      38,983

Earnings from unconsolidated entities...........     1,067       1,909        3,254       4,514
Interest income (expense), net..................    (3,885)     (3,944)     (11,547)    (12,291)
                                                 ---------   ---------    ---------   ---------

Income before provision for income taxes........     6,253       6,634       10,227      31,206
Provision for income taxes......................     1,935       1,988        3,170       9,362
Minority interest...............................      (351)       (325)      (1,060)       (954)
                                                 ---------   ---------    ---------   ---------

Net income...................................... $   3,967   $   4,321    $   5,997   $  20,890
                                                 =========   =========    =========   =========


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

                                                      Three Months Ended December 31,
                                                    ----------------------------------------
                                                       Current
                                                       Segment       Previous Segment Format
                                                       Format       ------------------------
                                                        1999            1999          1998
                                                    -----------     ----------     ---------
                                                       (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
  Helicopter Activities:
     Air Log.....................................        24,952        29,858         28,995
     Bristow.....................................        11,210        21,099         26,958
     International...............................        14,795            --             --
                                                      ---------     ---------      ---------
        Total....................................        50,957        50,957         55,953
                                                      =========     =========      =========

Operating revenues:
  Helicopter Activities:
      Air Log....................................     $  23,998     $  28,911      $  30,268
      Bristow....................................        42,330        64,741         76,301
      International..............................        27,324            --             --
      Less:  Intercompany........................          (445)         (445)          (173)
                                                      ---------     ---------      ---------
        Total....................................        93,207        93,207        106,396
  Production management and related services.....        10,785        10,785         10,328
  Corporate......................................         2,406         2,406          1,369
  Less:  Intercompany............................        (3,027)       (3,027)        (1,994)
                                                      ---------     ---------      ---------
        Consolidated total.......................     $ 103,371     $ 103,371      $ 116,099
                                                      =========     =========      =========

Operating income (loss), excluding gain or loss
  on disposal of equipment:
  Helicopter Activities:
      Air Log....................................     $   3,450     $   4,993      $   7,732
      Bristow....................................          (831)        1,221            478
      International..............................         3,595            --             --
                                                      ---------     ---------      ---------
        Total....................................         6,214         6,214          8,210
  Production management and related services.....           661           661            734
  Corporate......................................           401           401           (366)
                                                      ---------     ---------      ---------
        Consolidated total.......................     $   7,276     $   7,276      $   8,578
                                                      =========     =========      =========

Gross margin, excluding gain or loss on disposal
  of equipment:
  Helicopter Activities:
      Air Log....................................        14.4 %        17.3%           25.5%
      Bristow....................................        (2.0)%         1.9%            0.6%
      International..............................        13.2 %          --              --
        Total....................................         6.7 %         6.7%            7.7%
  Production management and related services.....         6.1 %         6.1%            7.1%
        Consolidated total.......................         7.0 %         7.0%            7.4%

                                       16

                                                         Nine Months Ended December 31,
                                                    -----------------------------------------
                                                       Current
                                                       Segment         Previous Segment Format
                                                       Format       -------------------------
                                                        1999            1999          1998
                                                    -----------     ----------     ---------
                                                         (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
  Helicopter Activities:
     Air Log.....................................        77,371        90,588         94,834
     Bristow.....................................        41,672        70,027         82,650
     International...............................        41,572            --             --
                                                      ---------     ---------      ---------
        Total....................................       160,615       160,615        177,484
                                                      =========     =========      =========

Operating revenues:
  Helicopter Activities:
      Air Log....................................     $  70,969     $  84,269      $  97,178
      Bristow....................................       140,268       203,060        235,449
      International..............................        76,092            --             --
      Less:  Intercompany........................          (601)         (601)          (591)
                                                      ---------     ---------      ---------
        Total....................................       286,728       286,728        332,036
  Production management and related services.....        29,786        29,786         31,774
  Corporate......................................         6,877         6,877          3,808
  Less:  Intercompany............................        (8,625)       (8,625)        (6,084)
                                                      ---------     ---------      ---------
        Consolidated total.......................     $ 314,766     $ 314,766      $ 361,534
                                                      =========     =========      =========

Operating income (loss), excluding gain or loss
  on disposal of equipment:
  Helicopter Activities:
      Air Log....................................     $   9,954     $  14,321      $  21,349
      Bristow....................................        (4,413)       (1,087)        15,878
      International..............................         7,693            --             --
                                                      ---------     ---------      ---------
        Total....................................        13,234        13,234         37,227
  Production management and related services.....         1,816         1,816          2,174
  Corporate......................................           148           148         (1,795)
                                                      ---------     ---------      ---------
        Consolidated total.......................     $  15,198     $  15,198      $  37,606
                                                      =========     =========      =========

Gross margin, excluding gain or loss on disposal
  of equipment:
  Helicopter Activities:
      Air Log....................................        14.0 %        17.0 %          22.0%
      Bristow....................................        (3.1)%        (0.5)%           6.7%
      International..............................        10.1 %          --              --
        Total....................................         4.6 %         4.6 %          11.2%
  Production management and related services.....         6.1 %         6.1 %           6.8%
        Consolidated total.......................         4.8 %         4.8 %          10.4%

        Helicopter Activities

        Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's operations in the following countries: Australia, Brazil, China, Colombia, Cyprus, India, Kazakhstan, Kosovo, Mexico, Nigeria and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities").

        Air Log's flight activity for the three-month period ended December 31, 1999 is above the similar prior year level by 3.0% however, for the nine-month period ended December 31, 1999 flight activity is 4.5% below that experienced in the prior year. The increase in quarter to date comparisons is driven primarily by increased flying in the Gulf of Mexico, Brazil and Mexico. These increases are reflective of an overall general improvement in these markets. Despite these increases, oil companies have been slow to return to the levels of exploration and development activity experienced prior to calendar year 1998. Revenue for the three and nine-month periods ended December 31, 1999 fell by 4.5% and 13.3% respectively from the similar periods in the prior year. The inconsistent change in revenue as compared with flight activity for the current quarter is due primarily to a shift in the mix of aircraft generating revenues. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased by 29% from the similar quarter in the prior year, while flight hours and revenue from smaller, production related aircraft increased by 2.1% and less than 1% from the year ago quarter, respectively. Air Log's operating margin of 17.3% for the quarter compares to 25.5% for the similar quarter in the prior year. This decrease is due to the decrease in flight hours from higher margin crew change aircraft discussed above and increased compensation costs for pilots and other employees.

        Bristow's flight hours for the three and nine-month periods ended December 31, 1999 decreased by 21.7% and 15.3%, respectively from the similar periods in the prior year. This net decrease in flight activity is comprised of decreases in Bristow's North Sea and Trinidad markets, offset by increases in flight activity in Nigeria and Australia. The decrease in the North Sea activity is related to an overall slow down in exploration and development activity in that market, which includes the previously reported termination of contracts with two major customers, effective August 1, 1999. In the prior year quarter, these two customers accounted for 3,817 flight hours and $10.8 million in revenue. Excluding the impact of this lost work, North Sea flight hours and revenue for the remaining customer base decreased by 28.2% and 24.2%, respectively, from the similar quarter in the prior year as a result of reduced utilization and pricing pressures from customers. The North Sea has been more adversely affected by low oil prices due to generally higher exploration and production costs in that area compared with other production areas around the world. Bristow's operating margin changed from 0.6% and 6.7% for the three and nine-month periods ended December 31, 1998, to 1.9% and (0.5)%, respectively in the current periods. These low margins are due to the reduced utilization and pricing pressures discussed above and the terminated contracts and related restructuring charges of $5 million recognized in the second quarter of fiscal year 2000. The restructuring charges were incurred to adjust Bristow's staffing to the current volume of work and entailed a reduction in the North Sea workforce by 19%. Absent these charges, Bristow's operating margin for the nine-month period ended December 31, 1999 would have been 1.9%. The company expects to realize at least $7 million in combined annual salary savings from the aforementioned redundancy program. In addition, further cost reductions are being pursued as management works to establish a more cost effective and competitive organization; however it is likely that Bristow's results and operating margins will be adversely affected for sometime absent increased activity in the North Sea market.

        Production Management and Related Services

        Operating revenues for GPM increased by 4.4% during the three-month period ended December 31, 1999 and decreased by 6.3% during the nine-months ended December 31, 1999, as compared to the similar periods in the prior year. The change in revenue was matched by a slightly larger change in costs, resulting in a reduction in operating income from period to period. GPM's operating margin was 6.1% in the current quarter compared to 7.1% the year ago quarter.

        Corporate and Other

        Earnings from unconsolidated subsidiaries decreased during the current quarter primarily due to the deferral of distributions from the Company's Mexican joint venture as a result of lower than expected activity levels. The effective income tax rates from continuing operations were approximately 31% and 30% for the nine-months ended December 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents were $42.8 million as of December 31, 1999, a $27.8 million decrease from March 31, 1999. Working capital as of December 31, 1999 was $113.2 million, a $29.7 million decrease from March 31, 1999. Total debt was $242.7 million as of December 31, 1999.

        As of December 31, 1999, Bristow had a (pound)15 million ($24.2 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. As of December 31, 1999, Bristow had (pound)1.4 million ($2.3 million) of letters of credit utilized and no funds were drawn under this credit facility. As of December 31, 1999, the Company had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 2001. No funds were drawn under this facility as of December 31, 1999. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

        During the nine-months ended December 31, 1999, the Company received proceeds of $9.2 million from nine separate disposals of aircraft. During the same period, the Company purchased seven Bell 407's for $9.2 million, four S-61's for $11.0 million, two S-76's for $4.5 million, 1 Bell 412 for $4.3 million and three Super Puma's for $20.4 million. In addition, the Company placed $4.0 million into escrow, included in other assets as of December 31, 1999, for the purchase of three S-76 aircraft. The Company has no other material capital commitments outstanding.

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

Year 2000 Matters

        To date the Company has not encountered any significant Year 2000 problems with any of its information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, or non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems, nor is it aware of any problems with its vendors' or customers' systems. However, Year 2000 issues may yet arise that are not currently apparent. To date, the Company has spent $0.4 million on its replacement and remediation efforts and no additional expenditures are contemplated. The Company does not separately account for the internal costs incurred for its Year 2000 compliance efforts. Such costs consist primarily of salaries and benefits for the Company's IT personnel. The Company has a Year 2000 contingency plan in place if any problems arise for it or any of its significant vendors or customers.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, no later than April 1, 2001. The company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement is not expected to materially affect the Company's financial positions or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

Forward Looking Statements

      This report contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements.

      Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include the possibility that the annual salary cost savings, currently expected to be realized as a result of recent employee terminations, will not be as large as management presently expects, that Bristow's results and operating margins will not be as adversely affected, and for as long as management currently anticipates, and that there is a substantially increased level of activity in the Company's markets. Other important factors that could cause actual results to differ materially from the Company's expectations (with those included in the prior sentence "Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions, the ability to achieve reduced operating expenses and the ability to maintain year 2000 compliance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

      No change from 1999 annual report disclosures.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)     Listed below are the documents filed as exhibits to this report:

    Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K:

    There were no Form 8-K filings  during the quarter ended December 31, 1999.

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

                                            DATE: February 11, 2000



                                            BY:   /s/ H. Eddy Dupuis
                                                  -------------------------
                                                  H. EDDY DUPUIS
                                                  Vice President and
                                                  Chief Financial Officer

                                            DATE: February 11, 2000