Form 10-K405
period 2000-03-31
OFFSHORE LOGISTICS INC
filed 2000-06-29
CIK 73887

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                              Ended March 31, 2000

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31 was $278,721,873.

     The number of shares outstanding of the registrant's Common Stock as of May 31 was 21,105,921.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for this year's Annual Meeting of are incorporated by reference into Part III hereof.

==============================================================================

                            OFFSHORE LOGISTICS, INC.

                                INDEX--FORM 10-K

                                     PART I

                                                                           Page

Item 1.  Business .........................................................  1

Item 2.  Properties........................................................  6

Item 3.  Legal Proceedings.................................................  7

Item 4.  Submission of Matters to a Vote of Security Holders...............  8

Item 4a. Executive Officers of the Registrant..............................  8


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters...............................................  9

Item 6.  Selected Financial Data ..........................................  9

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 10

Item 7a. Quantitative and Qualitative Disclosures about Market Risk........ 17

Item 8.  Consolidated Financial Statements and Supplementary Data.......... 18

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 49



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............... 49

Item 11. Executive Compensation ........................................... 49

Item 12. Security Ownership of Certain Beneficial Owners and Management.... 49

Item 13. Certain Relationships and Related Transactions ................... 49



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K... 50


Signatures................................................................. 53

                                     PART I

ITEM 1.   Business

     Offshore Logistics, Inc. was incorporated in Louisiana in 1969 and its state of incorporation was changed to Delaware in 1988. Unless the context herein indicates otherwise, all references to the "Company" refer to Offshore Logistics, Inc., ("OLOG") and its majority-owned and non-majority owned entities. The Company's executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana 70505, and its telephone number is (337) 233-1221.

     The Company, through its Air Logistics subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. See Note J in "Notes to Consolidated Financial Statements" for discussion of the Company's investment in Bristow. At March 31, 2000, Air Log and Bristow's operations included 380 aircraft (including 78 aircraft operated through unconsolidated entities).

     The Company's operations also include production management services through its wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM").

     See Note K in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating income and identifiable assets by industry segment and geographical distribution for the years ended March 31, 2000, 1999 and 1998.

                           FORWARD LOOKING STATEMENTS

     This report  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements herein regarding the timing of future events regarding the Company's operations, the statements under "Helicopter Activities -- United States Operations" regarding the ability of the Company to better manage its helicopter fleet, under "Production Management Services -- Customers" and "Production Management Services -- Competition" regarding outsourcing and cost structure and the market for production management operations, under "General -- Union Activities" regarding the effect of the Company's pilots electing to be represented by a union and the impact of the current organizing efforts of the Company's mechanics, under "Legal Proceedings" regarding the Company's potential liability on environmental claims, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Helicopter Activities" regarding, respectively, concentration and globalization of the helicopter industry, restructuring of the oil and gas industry, decreased levels of activity and their effects on the Company's future prospects, the estimation of annual revenue from a contract not yet fully phased-in and the expected salary savings from the redundancy program in the North Sea and under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" and "Year 2000 Matters" regarding, respectively, the Company's anticipated future financial position and cash requirements and the impact of Year 2000 compliance.

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

     The following table sets forth the number and type of aircraft operated by Air Log and Bristow at the end of the past three fiscal years.

                                                               March 31,
                                Passenger   Speed      -------------------------
Type                             Capacity   (MPH)      2000        1999     1998
------------------------------  ----------  -----      ----        ----     ----
AS332L Super Puma.............      18        160       36          33       30
Sikorsky S-61.................      19        135       20          17       17
Bell 214ST....................      18        150        6           6        6
Puma SA 330J..................      16        150        2           2        2
Sikorsky S-76.................      12        160       42          41       41
Bell 212......................      12        115       40          42       42
Bell 412......................      12        140       10           6        6
Bo - 105......................       4        125       18          19       21
AS355 Twinstar................       5        135        8           9       10
Bell 407......................       6        130       26          19       16
Bell 206L Series..............       6        125       64          66       68
Bell 206B Jet Ranger..........       4        115       20          21       24
Other (includes fixed wing)...                          10          14       18
                                                       ---         ---      ---
                                                       302         295      301
                                                       ===         ===      ===


     At March 31, 2000, Air Log and Bristow owned or employed pursuant to a capital lease arrangement 299 of the 302 aircraft that are operated. The following table sets forth certain information concerning the 299 aircraft.

                                                             As of
                                                         March 31, 2000
                                                     --------------------------
                                                                         Net
Type                                                 Number          Book Value
---------------------------------------------------  ------          ----------
                                                                       (000's)
AS332L Super Puma...................................    34             $221,898
Sikorsky S-61.......................................    20               42,932
Bell 214ST..........................................     6               11,498
Puma SA 330J........................................     2                2,421
Sikorsky S-76.......................................    41               47,802
Bell 212............................................    40               33,997
Bell 412............................................    10               23,995
Bo - 105............................................    18                4,662
AS355 Twinstar......................................     8                1,539
Bell 407............................................    26               30,905
Bell 206L Series....................................    64               15,360
Bell 206B Jet Ranger................................    20                1,619
Other...............................................     4                7,100
                                                      ----             --------
                                                       293              445,728
Fixed Wing..........................................     6                3,301
                                                      ----             --------
                                                       299             $449,029
                                                      ====             ========

     In addition to the foregoing 299 aircraft, at March 31, 2000, Air Log and Bristow operated 3 aircraft pursuant to operating lease arrangements. Bristow provides engineering and administrative support to 47 aircraft operated in an unconsolidated entity involved in military training. Air Log and Bristow also provide services and technical support to other unconsolidated entities that operate 26 helicopters of various types and 5 fixed wing aircraft.

United States Operations

      The United States ("U.S.") helicopter activities are conducted primarily from operating facilities along the Gulf of Mexico. As of March 31, 2000, Air Log operated 149 aircraft in that area. Air Log also operates 12 aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of other markets for helicopter services distinguishes the Company's business from other segments of the oil service industry. Other markets for helicopters include emergency medical transportation, agricultural and forestry support and general aviation activities. These other markets enable the Company to better manage its helicopter fleet by providing both a source of additional aircraft during times of high demand and potential purchasers for excess Company aircraft during times of reduced demand.

United Kingdom/Europe Operations

      During 1997, the Company expanded its presence in the United Kingdom and Europe through its investment in Bristow. As of March 31, 2000, 71 aircraft were being operated by Bristow in the United Kingdom and Europe, mainly in the North Sea offshore market. These activities are primarily dependent upon activity levels in the offshore oil and gas production, exploration and construction industries and search and rescue needs in that area.

      Bristow also has a 50% interest in an unconsolidated entity that has a 15 year contract to provide pilot training and maintenance services to the British military. This entity purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997.

Other International Operations

     Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of March 31, 2000, Air Log and Bristow operated 70 of their aircraft in locations outside the United States and Europe. Air Log operated 23 helicopters in Bolivia, Brazil, Colombia and Mexico. Bristow operated 23 aircraft in Africa, 11 aircraft in Australia and 13 aircraft elsewhere throughout the world.

     In addition to its direct operations in international areas, Air Log has service agreements with, and equity interests in, entities that operate 31 aircraft in Egypt and Mexico. Air Log provides services and technical support to these entities and, from time to time, leases aircraft to these entities as additional support for these operations.

Customers

     The principal customers for the Company's helicopter activities are national and international petroleum and offshore construction companies. During 2000, one customer accounted for 12% of consolidated operating revenues. During 1999 and 1998, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

Competition

     The helicopter transportation business is highly competitive on a worldwide basis. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary experience, equipment and resources. The technical requirements of operating helicopters offshore have increased as oil and gas activities have moved into deeper water requiring more sophisticated aircraft to service the market. As it is difficult to maintain an adequate shorebased and offshore infrastructure while providing the working capital required to conduct such operations, the number of new entrants into the Gulf of Mexico market has been few. One of Air Log's competitors has substantially more helicopters in service in the Gulf of Mexico. Bristow has one significant competitor in the North Sea. The harsh conditions in the North Sea demand larger, more sophisticated helicopters to conduct operations.

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

     Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that Air Log's aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. At March 31, 2000, the Company had approximately 1,361,575 common shares held by persons with foreign addresses representing approximately 6.5% of the 21,105,921 common shares outstanding.

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

Currency Fluctuations

      Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). For the year ended March 31, 2000, approximately 36% of consolidated operating revenues were translated from pounds into the United States Dollar. In addition, portions of Bristow's revenues are denominated in other currencies (including Australian Dollars, Euros, Nigerian Naira, Norwegian Krone, and Trinidad and Tobago Dollars) to cover expenses in the areas and/or currencies in which such expenses are incurred. To the extent operating revenues are denominated in the same currency as operating expenses, the Company can reduce its vulnerability to exchange rate fluctuations. Because the Company maintains its financial statements in United States Dollars, it is vulnerable to fluctuations in the exchange rate between the pound and the United States Dollar.

                         PRODUCTION MANAGEMENT SERVICES

      The Company's wholly owned subsidiary, GPM is the leading independent contract operator of oil and gas production facilities in the Gulf of Mexico. GPM also provides services for certain onshore facilities. In providing these services, GPM operates oil and gas production facilities for major and smaller independent oil and gas companies. Typical project assignments may involve full or limited management of operations of oil and gas production facilities located offshore, particularly in the Gulf of Mexico. The work involves placing experienced crews, employed by GPM, to operate the facilities and provide all necessary services and products for the offshore operations. When servicing offshore oil and gas production facilities, GPM's employees normally live on the facility for a seven-day rotation. GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. GPM also handles regulatory and production reporting for certain of its customers.

Operations

     GPM's production management services are conducted primarily from production facilities in the Gulf of Mexico. As of March 31, 2000, GPM managed or had personnel assigned to 210 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

Customers

     GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to outsource services provided by companies such as GPM which are able to operate more efficiently and with a lower cost structure. This allows the customers to focus their efforts on their core activities, which is the exploration for and development of oil and gas reserves. During 2000, 1999 and 1998, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

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

                                     GENERAL

Employees

     As of March 31, 2000 Air Log, Bristow and GPM employed 677, 1,867 and 587 employees worldwide, respectively. The Company's corporate staff consisted of 21 employees.

Union Activities

     On August 6, 1997, the U.S. pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and on April 15, 1999 announced that it had reached a tentative agreement with pilot representatives on the contract's provisions. The contract calls for a four year term which began on May 18, 1999. The contract provides the pilots with scheduled increases in base pay and other fringe benefit enhancements and provides the Company with strike protection and certain other rights to allow it to continue to manage its business. The contract was ratified on May 18, 1999 by a 96% affirmative vote of the pilot employees and on May 26, 1999, by a unanimous affirmative vote of the Company's Board of Directors.

     On November 16, 1999, the OPEIU petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by both Air Logistics, LLC and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The election is set with two unions on the ballot, the OPEIU and International Union of Operating Engineers. The ballots will be counted on July 11, 2000.

     The Company does not believe that the terms of the pilots' contract or the current organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

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

     The Company's Corporate offices occupy 14,440 square feet in a building in Lafayette, Louisiana under a lease expiring in 2003. Other office and operating facilities in the United States and abroad, including most of the operating facilities along the Gulf of Mexico, are held under leases, the rental obligations under which are not material in the aggregate.

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

     Bristow leases various hangars and terminal access at North Denes Airport near Great Yarmouth, England under a lease expiring in 2014, and at Norwich under a lease expiring in 2008.

     Bristow leases office space and hangar facilities at Sumburgh Airport in Sumburgh, Shetland under a lease expiring in 2004 with renewal options through 2019.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 4a.  Executive Officers of the Registrant

     All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company are as follows:

Name                   Age   Position Held with Registrant
---------------------  ---   --------------------------------------------------
Louis F. Crane........ 59    Chairman, Chief Executive Officer and Director
George M. Small....... 55    President, Chief Operating Officer and Director
Hans J. Albert........ 58    Executive Vice President-- Corporate Development
Drury A. Milke........ 42    Executive Vice President-- International Operations
Gene Graves........... 51    Vice President-- Marketing
H. Eddy Dupuis........ 35    Vice President and Chief Financial Officer

     Mr. Crane has been a director since 1987. He was appointed Chairman of the Board in 1997 and elected Chief Executive Officer in 1999.

     Mr. Small joined the Company in 1977 as Controller. He was elected Vice President-- Treasurer in 1979, Chief Financial Officer and Secretary in 1986 and President during 1997.

     Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice President in 1987 and Executive Vice President - Corporate Development in 1999. Mr. Albert has thirty-three years of experience in the aviation industry.

     Mr. Milke joined the Company in 1988 as Director of Planning and Development and was elected Vice President in 1990, Chief Financial Officer and Secretary in 1998, and Executive Vice President - International Operations in 1999.

     Mr. Graves joined the Company in 1993 as Vice President -- Aviation Marketing and was elected Vice President -- Domestic Aviation in 1994 and Vice President -- Marketing in 1998. Prior to joining the Company, Mr. Graves had 26 years of experience in the commercial helicopter service business in the Gulf of Mexico as Vice President -- Marketing and several operating positions.

     Mr. Dupuis joined the Company in 1998 as Controller. He was elected Vice President and Chief Financial Officer in 1999. Prior to joining the Company, Mr. Dupuis was a Manager with Arthur Andersen LLP. Mr. Dupuis is an inactive CPA.

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

                                   March 31, 2000        March 31, 1999
                                 ------------------    -------------------
                                  High       Low         High        Low
                                 --------  --------    ---------    ------
      First Quarter...........   13 3/8     10 1/4      25 13/16    17
      Second Quarter..........   14 3/8     10          18 5/8       8 3/4
      Third Quarter...........   10 29/32    7 15/16    18           9 5/8
      Fourth Quarter..........   14 3/8      8 1/2      13           8 1/2

     The approximate number of holders of record of Common Stock as of May 31, 2000 was 1,027.

      On January 27, 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008. The terms of the Senior Notes restrict payment of cash dividends to shareholders. The Company has not paid dividends on its Common Stock since January 1984.

ITEM 6.   Selected Financial Data

      The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The information presented reflects Cathodic Protection Services Company ("CPS") as a discontinued operation. See Note D in "Notes to Consolidated Financial Statements."

                                                                           Nine Months
                                                                              Ended    Year Ended
                                             Year Ended March 31,           March 31,   June 30,
                                       ----------------------------------   ---------  ----------
                                         2000        1999         1998        1997 (1)     1996
                                       ---------   ---------    ---------   ---------  ----------
                                             (in thousands, except per share data)
Statement of Operations Data:
Operating revenues...................  $ 417,087   $ 466,440    $ 426,893   $ 167,128  $  117,289
                                       =========   =========    =========   =========  ==========
Income from continuing operations....  $   8,890   $  20,920    $  31,254   $  17,625  $   15,024
                                       =========   =========    =========   =========  ==========
Net income...........................  $   8,890   $  20,920    $  31,408   $  17,232  $   15,276
                                       =========   =========    =========   =========  ==========

Basic earnings per common share: (2)
  Income from continuing operations..  $    0.42   $    0.97    $    1.45   $    0.88  $     0.77
                                       =========   =========    =========   =========  ==========
  Net income.........................  $    0.42   $    0.97    $    1.46   $    0.86  $     0.78
                                       =========   =========    =========   ========== ==========

Diluted earnings per common share: (2)
  Income from continuing operations..  $    0.42   $    0.97    $    1.35   $    0.85  $     0.76
                                       =========   =========    =========   =========  ==========
  Net Income.........................  $    0.42   $    0.97    $    1.36   $    0.83  $     0.77
                                       =========   =========    =========   =========  ==========

Balance Sheet Data:
  Total assets.......................  $ 743,174   $ 732,030    $ 736,011   $ 674,213  $  230,741
                                       =========   =========    =========   =========  ==========
  Long-term obligations:
  Long-term debt....................   $ 224,738   $ 233,615    $ 251,560   $ 199,631  $       --
                                       =========   =========    =========   =========  ==========

Cash dividends declared per
  common share......................   $      --   $      --    $      --   $      --  $       --
                                       =========   =========    =========   =========  ==========

(1) Includes financial data for Bristow after the effective date of the investment on December 19, 1996 (See Note J in "Notes to Consolidated Financial Statements").

(2) Earnings per share amounts for the nine months ended March 31, 1997 and for the year ended June 30, 1996 have been restated for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per share."

ITEM 7.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results  of Operations

General

      The Company is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. In December 1996, the Company expanded its aviation services and related operations through its investment in Bristow Aviation Holdings Limited ("Bristow") (see Note J in the "Notes to the Consolidated Financial Statements" for a complete discussion of this investment). The investment in Bristow was influenced by the Company's belief that the globalization of helicopter operators had begun with the then recent acquisitions and consolidations completed by two of its major international competitors. This trend has continued with the recent consolidation of two major international competing helicopter operators. Further consolidation is possible as operators seek to broaden their exposure to international markets in order to better serve their customers and increase their access and influence with financial markets, insurance markets and other suppliers. The combined helicopter activities of the Company's Air Logistics subsidiaries ("Air Log") and that of Bristow, together with its investment in unconsolidated entities, result in an operating fleet of 380 aircraft servicing the major oil and gas markets of the world.

     The Company also provides production management services to the domestic offshore oil and gas industry through its wholly-owned subsidiary, Grasso
Production Management, Inc. ("GPM"). GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. The Company's investment in GPM was influenced by its belief that a restructuring in the United States oil and gas industry was taking place, creating opportunities to provide production management services to both independent and major oil companies as they either grow, contract or refocus their activities accordingly.

      The level of worldwide offshore oil and gas exploration, development and production activity has traditionally influenced demand for the Company's services. This was clearly evident during fiscal year 1999 when the oil and gas industry experienced a significant downturn. A market over-supply of oil caused prices to decline to their lowest level in over 12 years. This protracted decline in commodity prices resulted in oil companies' canceling or deferring a significant portion of their current and planned exploration and development activities and, accordingly, reduced demand for helicopter services in certain markets and increased rate pressure from customers in other markets. Additionally, oil companies sought to lower their internal and external production costs through initiatives to reduce excess costs and make more efficient use of contracted third party services, a trend which continued into Fiscal Year 2000. During fiscal year 2000, the member nations of OPEC sought to correct the over supply of oil by instituting production cuts which, along with increasing worldwide demand, drove oil prices to historically high levels. Despite the resurgence in oil prices, oil companies have been slow to return to the levels of exploration and development experienced prior to fiscal year 1999.

      The Company has no way of predicting the activity levels of either the oil and gas industry in general or that of its specific customers. However, management does believe that the current sustained level of higher commodity prices will foster increased industry commitment for new exploration and development activities and, consequently, helicopter transportation services.

Results of Operations

      Operating results and other income statement information for the fiscal years ended March 31, 2000, 1999 and 1998 follows (in thousands of dollars):

                                                       Year Ended March 31,
                                               -------------------------------------------
                                                   2000            1999           1998
                                               -----------     -----------      ----------
Operating revenues........................     $   417,087     $   466,440      $  426,893
Gain (loss) on disposal of equipment......           3,516           2,400            (238)
                                               -----------     -----------      ----------
                                                   420,603         468,840         426,655
                                               -----------     -----------      ----------

Direct cost...............................         335,411         363,272         311,641
Depreciation and amortization.............          33,213          32,742          32,240
General and administrative................          26,215          29,847          26,310
                                               -----------     -----------      ----------
                                                   394,839         425,861         370,191
                                               -----------     -----------      ----------

Operating income..........................          25,764          42,979          56,464

Earnings from unconsolidated entities.....           4,196           5,104           7,205
Interest income (expense), net............         (15,079)        (16,351)        (17,555)
                                               -----------     -----------      ----------
Income before provision for income taxes..          14,881          31,732          46,114
Provision for income taxes................           4,586           9,509          13,833
Minority interest.........................          (1,405)         (1,303)         (1,027)
Discontinued operations...................            --              --               154
                                               -----------     -----------      ----------
Net income................................     $     8,890     $    20,920      $   31,408
                                               ===========     ===========      ==========

        Consistent with the presentation of segment information in Note K in the "Notes to Consolidated Financial Statements", the following table sets forth certain operating information, which will form the basis for discussion of each of the two identified segments, Helicopter activities and Production management and related services. Beginning in fiscal year 2000, the Company has changed the basis of segmentation within its Helicopter activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) will, from this point forward, be reported as a separate division. The new International division will encompass all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

        The analysis and comparison that follow are based on the previous segment format as comparative information for 1999 and 1998 under the current segment format is not presented.

                                                            Year Ended March 31,
                                                 -----------------------------------------------
                                                  Current
                                                  Segment
                                                   Format           Previous Segment Format
                                                 ----------   ----------------------------------
                                                   2000          2000       1999          1998
                                                 ----------   ---------   ---------     --------
                                                       (in thousands, except flight hours
                                                          and gross margin percentages)
Flight hours (excludes unconsolidated entities):
    Helicopter activities:
        Air Log.................................    100,563     118,747     120,888      137,495
        Bristow.................................     53,905      92,664     107,301       95,987
        International...........................     56,943          --          --           --
                                                 ----------   ---------   ---------     --------
           Total................................    211,411     211,411     228,189      233,482
                                                 ==========   =========   =========     ========
Operating revenues:
    Helicopter activities:
        Air Log................................. $   94,901   $ 113,922   $ 123,399     $123,544
        Bristow.................................    181,339     266,938     305,408      264,612
        International...........................    104,620          --          --           --
    Less:  Intercompany.........................       (967)       (967)       (716)        (587)
                                                 ----------   ---------   ---------     --------
               Total............................    379,893     379,893     428,091      387,569
    Production management and related services..     39,703      39,703      41,236       42,829
    Corporate...................................      9,384       9,384       5,580        4,069
    Less:  Intercompany.........................    (11,893)    (11,893)     (8,467)      (7,574)
                                                 ----------   ---------   ---------     --------
               Consolidated total............... $  417,087   $ 417,087   $ 466,440     $426,893
                                                 ----------   ---------   ---------     --------
Operating expenses:
    Helicopter activities:
        Air Log................................. $   82,604   $  94,958   $  99,575     $ 95,034
        Bristow.................................    186,626     265,982     289,582      236,378
        International...........................     91,710          --          --           --
    Less: Intercompany..........................       (967)       (967)       (716)        (587)
                                                 ----------    --------   ---------     --------
           Total................................    359,973     359,973     388,441      330,825
    Production management and related services..     37,615      37,615      39,035       39,755
    Corporate...................................      9,144       9,144       6,852        7,185
    Less:  Intercompany.........................    (11,893)    (11,893)     (8,467)      (7,574)
                                                 ----------   ---------   ---------     --------
Consolidated total.............................. $  394,839   $ 394,839   $ 425,861     $370,191
                                                 ----------   ---------   ---------     --------
Operating income, excluding gain or loss on
        disposal of equipment:
    Helicopter activities:
        Air Log................................. $   12,297   $  18,964   $  23,824     $ 28,510
        Bristow.................................     (5,287)        956      15,826       28,234
        International...........................     12,910          --          --           --
                                                 ----------   ---------   ---------     --------
           Total................................     19,920      19,920      39,650       56,744
    Production management and related services..      2,088       2,088       2,201        3,074
    Corporate...................................        240         240      (1,272)      (3,116)
                                                 ----------   ---------   ---------     --------
               Consolidated total............... $   22,248   $  22,248   $  40,579     $ 56,702
                                                 ==========   =========   =========     ========

                                       12

                                                          Year Ended March 31,
                                                  -------------------------------------------
                                                   Current
                                                   Segment
                                                    Format         Previous Segment Format
                                                  ---------    ------------------------------
                                                    2000         2000         1999       1998
                                                  ---------    ------      -------    -------
                                                       (in thousands, except flight hours
                                                          and gross margin percentages)

Gross margin, excluding gain or loss on
  disposal of equipment:
    Helicopter Activities:
        Air Log................................     13.0 %     16.6%        19.3%       23.1%
        Bristow................................     (2.9)%      0.4%         5.2%       10.7%
        International..........................     12.3 %      --            --        --
           Total...............................      5.2 %      5.2%         9.3%       14.6%
    Production management and related services.      5.3 %      5.3%         5.4%        7.2%
               Consolidated total..............      5.3 %      5.3%         8.7%       13.3%

Helicopter Activities

      The following table sets forth certain information regarding aircraft operated by Air Log, Bristow and unconsolidated entities:

                                                              March 31,
                                                          --------------------
                                                          2000     1999   1998
                                                          ----     ----   ----
Number of aircraft operated
(excludes unconsolidated entities):
   United States - Air Log............................... 161      155    154
   United Kingdom/Europe - Bristow.......................  71       66     73
   International - Air Log and Bristow...................  70       74     74
                                                          ---       --    ---
Total.................................................... 302      295    301
                                                          ===      ===    ===

Number of aircraft operated by unconsolidated entities...  78       78     78
                                                           ==       ==     ==


     Air Log and Bristow conduct helicopter  activities  principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's operations in the following countries: Australia, Brazil, China, Colombia, Cyprus, India, Kazakhstan, Kosovo, Mexico, Nigeria, Spain, The Maldives and Trinidad. These international operations are subject to local governmental regulations and uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities").

      Fiscal 2000 as compared to Fiscal 1999 -

      Operating revenues from helicopter activities declined by 11% during fiscal 2000, with operating expenses declining by only 7%. Much of this decline in revenue is attributed to the loss of two major customers in the North Sea effective August 1, 1999, coupled with low levels of exploration and development by the oil companies. Despite sustained higher commodity price levels, oil companies have been slow to return to pre-fiscal 1999 exploration and development activity levels. However, flight activity during the fourth quarter of fiscal 2000 in the Gulf of Mexico and certain international markets showed increases over the prior year fourth quarter, which management believes may be the reversal of a trend of decreasing activity in these markets.

      Air Log's flight activity for fiscal 2000 is 1.8% below the level experienced in fiscal 1999. Revenue for fiscal 2000 fell by 7.7% from the prior year. This larger percentage decrease in revenue compared to flight activity is due primarily to a shift in the mix of aircraft generating revenues. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased by 20% from the prior year, while flight hours and revenue from smaller, production related aircraft increased by 1.6%. Air Log's operating margin of 16.6% for fiscal 2000 compares to 19.3% for the prior year, and is reflective of the decline in flight hours from higher margin crew change aircraft discussed above and increased compensation costs for pilots (discussed below) and other employees. During the fourth quarter of fiscal 2000, Air Log collected in full its pre-petition receivables from a significant customer emerging from Chapter 11 bankruptcy. The reserve for bad debts was reduced by $0.5 million as a result of the resolution of this contingency.

      Air Log's domestic pilots are now compensated in accordance with the terms of a negotiated contract between the Company and the union representing the pilot group. The contract calls for a four year term, effective May 18, 1999. The contract provides the pilots with scheduled increases in base pay and other fringe benefit enhancements and provides the Company with strike protection and certain other rights to allow it to continue to manage its business. The Company has extended the fringe benefit enhancements to Air Log's non-union employee group as well. Based on employment levels at the time the contract was signed, Air Log's compensation costs increased in fiscal 2000 by approximately 13%, as a result of the union contract. Three additional base pay increases of 3% each are scheduled for the pilot group at varying intervals of 12 to 15 months through the remainder of the contract term.

      On  November  16,  1999,  the OPEIU  petitioned  the "NMB" to  conduct  an election among the mechanics and related personnel employed by two of the companies comprising the Air Log group (Air Logistics, L.L.C. and Air Logistics of Alaska, Inc.). The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The election in Alaska will proceed with two unions on the ballot, the OPEIU and International Union of Operating Engineers. The ballots will be counted on July 11, 2000. The Company does not believe the current organizing efforts will place it at a disadvantage with its competitors as management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

      During March 2000, the Company's 49% owned affiliate in Mexico was awarded a $75 million three year contract to provide helicopter transportation services to the Federal Electric Commission of Mexico. The 13 aircraft needed to fulfill the contract requirements will be leased by the affiliate from Air Log. The start up of the contract will be in phases over a two month period beginning March 31, 2000.

     Air Log currently has six aircraft operating in Brazil which are leased to an unrelated local operator. Subsequent to year end, Air Log imported a seventh aircraft to cover the increased ad hoc flying resulting from the international oil companies expanding into the Brazilian market. Management believes that the trend of increasing activity in Brazil will continue, and consequently is in negotiations to acquire a minority interest in the local operator. In Brazil, operating licenses are granted by the aviation authorities only to Brazilian entities. This investment, the amount of which is not expected to be material, will serve to secure Air Log's presence in Brazil and enhance the local operator's ability to do business with the international oil companies. Additionally, concerns over the economic conditions in Brazil have lessened somewhat as the Brazilian currency has stabilized for the time being in relation to the United States dollar.

     Bristow's flight hours for fiscal 2000 decreased by 13.6%, from the prior year. This net decrease in flight activity is comprised of decreases in Bristow's North Sea and Trinidad markets, offset by increases in flight activity in Nigeria and Australia. The decrease in the North Sea activity is related to an overall slow down in exploration and development activity in that market, which includes the termination of contracts with two major customers, effective August 1, 1999. These contracts accounted for $43.4 million in revenue in fiscal 1999, or 24% of revenue from the North Sea versus only $11.9 million in fiscal 2000. The Aberdeen, Scotland base, from where these contracts are serviced, employs approximately 600 staff. Management developed a plan to adjust its cost structure to adapt to the reduced volume of business, as discussed further below. Management believes that the impact of the above decrease in revenue will be partially offset by a new contract which was phased-in between January 1, 1999 to January 1, 2000, which should generate revenues of approximately $21 million per annum when fully operational. Excluding the impact of this lost work, North Sea flight hours and revenue for the remaining customer base decreased by 8% and 7%, respectively, from the prior year as a result of reduced utilization and pricing pressures from customers. The North Sea has been more adversely affected by low oil prices due to generally higher exploration and production costs in that area compared with other production areas around the world.

      Bristow's operating margin declined from 5.2% in fiscal 1999 to 0.4% in the fiscal 2000. These low margins are due to the reduced utilization and pricing pressures discussed above and the terminated contracts and related restructuring charges of $5.0 million recognized in the second quarter of fiscal year 2000. The restructuring charges were incurred to adjust Bristow's staffing to the current volume of work and entailed a reduction in the North Sea workforce by 19%. Absent these charges, Bristow's operating margin for fiscal 2000 would have been 2.2%. The Company expects to realize at least $7 million in combined annual salary savings from the aforementioned redundancy program. In addition, further cost reductions, including additional employee terminations, renegotiating contracted maintenance services and revisions to employee benefit plans, are being pursued as management works to establish a more cost effective and competitive organization. However, given the significant reduction in North Sea flight activity, it is likely that Bristow's results and operating margins will be adversely affected for sometime absent increased activity in the North Sea market.

      Fiscal 1999 as compared to Fiscal 1998 -

      The Company experienced mixed results from its Helicopter activities during fiscal 1999 as it saw revenues increase and operating income decrease. This is in contrast to the increases experienced during fiscal 1998 primarily as a result of the Company's investment in Bristow and improved market conditions in the Gulf of Mexico.

      Air Log's flight activity decreased during fiscal 1999 by 12% from 1998 levels, primarily due to the overall decrease in demand for helicopter services from the oil and gas industry. Despite the decrease in flight activity, Air Log's operating revenues remained unchanged from fiscal 1998 to 1999. Several factors, including rate increases (approximating 10%) obtained in the third quarter of fiscal 1998 and the continued high percentage of aircraft under contract between the two fiscal years, served to prevent an otherwise expected decline in revenue. Flight hours and related revenue generated per flight hour began trending downward from the first quarter of fiscal 1999 onward as customers began scaling back operations without releasing aircraft from fixed monthly leases until December 1998. While this situation had a positive effect on revenues, it had an opposite effect on operating costs as Air Log was required to keep these aircraft maintained and crewed ready for flight, which contributed to Air Log's overall operating income decline of 16% in fiscal 1999 from 1998. To protect the erosion of its margins, in July 1998 Air Log instituted stricter review and authorization procedures for maintenance expenditures, put a hiring freeze in effect, and in February 1999 reduced its workforce by 50 employees. Other factors contributing to Air Log's decline in profitability in 1999 include the provisions of additional reserve for bad debts of $0.8 million for one significant customer which filed Chapter 11 bankruptcy and $1.1 million for another significant customer experiencing financial difficulties due to the devaluation of the Brazilian currency, and the accrual of $1.3 million for changes in Air Log's compensated absences policies. Unlike Air Log's other foreign operations, its customer in Brazil is exposed to currency exchange risk as it earns all of its revenue in the Brazilian currency, but incurs a majority of its expenses (including Air Log's leases) in United States Dollars. Air Log's revenue from this Brazilian customer was $5.0 million in fiscal 1999.

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

      Production Management and Related Services

      GPM conducts production management and related services in the Gulf of Mexico for both major and independent oil companies. GPM's services include furnishing personnel, engineering, production operating services, paramedic services, and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.

      Fiscal 2000 as compared to Fiscal 1999 -

      Operating revenues for GPM decreased 4% during fiscal 2000, primarily due to mergers and consolidation among GPM's customer group and overall oil service industry conditions. This decrease continues a trend consistent with that of the Company's Helicopter Activities and the oil service industry in general. Despite this decrease in revenue, GPM was able to maintain its operating margin at 5.3% essentially unchanged from Fiscal 1999.

      Fiscal 1999 as compared to Fiscal 1998 -

      GPM was also affected by the changing industry fundamentals during fiscal 1999. The reported 4% decline in revenues in 1999 from 1998 does not highlight the significant level of customer turnover which is inherent in its business due to mergers, business failures, and rate shopping by customers. Management was successful in replacing most of the work lost during 1999. Gross margin declined to 5.4% in 1999 from 7.2% in 1998, due primarily to an increase in the provision for bad debts of $.5 million attributable to two customers in bankruptcy. Additionally, some of the customer turnover discussed above was replaced with lower margin work, contributing to the decline in margins.

      Corporate and Other

      Corporate operating revenues are primarily generated from the intercompany leasing of aircraft to the operating segments, which in consolidation is eliminated. Consolidated general and administrative costs declined by $3.6 million in fiscal 2000 as fiscal 1999 included $3.5 million of non-recurring charges for provisions for bad debts as discussed above for Air Log, Bristow and GPM. Earnings from unconsolidated entities decreased in 2000 by $0.9 million and in 1999 by $2.1 million due primarily to decreases in dividends received ($1.8 million in 2000 compared to $2.9 million in 1999 and $4.7 million in 1998) from equity investments accounted for under the cost method of accounting (See Note C in the "Notes to Consolidated Financial Statements"). The decline in dividends paid by these entities is directly attributable to the impact the oil industry downturn has had on their respective operations. The effective income tax rates from continuing operations were 31%, 30% and 30% for 2000, 1999 and 1998. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income. The Company's effective tax rate is impacted by the amount of foreign source income generated by the Company and its ability to realize foreign tax credits. Changes in the Company's operations and operating location in the future could impact the Company's effective tax rate.

      Liquidity and Capital Resources

      Cash and cash equivalents were $37.9 million as of March 31, 2000, a $32.7 million decrease from March 31, 1999. Working capital as of March 31, 2000 was $102.7 million, a $40.2 million decrease from March 31, 1999. Total debt was $241.3 million as of March 31, 2000, a $2.4 million decrease from March 31, 1999.

      Cash flows provided by operating activities were $34.1 million, $49.7 million and $68.9 million in 2000, 1999, and 1998, respectively. The decrease in cash flows provided by operating activities from 1998 to 2000 was due primarily to the erosion in the oil and gas industry market conditions.

     Cash flows used in investing activities were $64.4 million, $13.0 million, and $54.2 million for 2000, 1999 and 1998, respectively. During 2000, the Company received proceeds of $10.3 million primarily from thirteen separate disposals of aircraft. During the same period, the Company purchased seven Bell 407's for $9.4 million; four S-61's for $10.9 million, two S-76's for $4.5 million, 5 Bell 412's for $19.8 million and three Super Puma's for $20.4 million. In addition, the Company placed $4.3 million into escrow, included in other assets as of March 31, 2000, for the purchase of three S-76 aircraft. Subsequent to year-end, the Company purchased two Bell 412's for $10 million. The Company has no other material capital commitments outstanding. The majority of these aircraft purchases were made to fulfill customer contract requirements. The three Super Pumas and two S76s referenced above were acquired in anticipation of international expansion. Capital expenditures during 1999 of $19.2 million included one AS332L-Super Puma and three Bell 407's. The Company used existing cash to purchase these aircraft. Deposits on two new AS332L-Super Pumas made during the third quarter of 1999 were refunded to the Company during the fourth quarter of 1999 after the Company decided to lease rather than purchase these aircraft (see Note F in the "Notes to Consolidated Financial Statements"). During 1998, the Company acquired five aircraft (including four AS332L-Super Pumas, which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and incurred an additional $20.0 million of 7.9% fixed rate financing that amortizes over five years to complete this transaction. In addition to the financed aircraft, the Company used existing cash to purchase 13 Bell 407's, four Sikorsky S-76's and one Bell 214ST in 1998.

      Cash flows provided by (used in) financing activities were $(1.8) million, $(22.0) million and $10.7 million in 2000, 1999, and 1998, respectively. In July 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company's Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to make repurchases of common stock and/or debt securities as they deem prudent. During the fiscal year ended March 31, 1999, the Company repurchased 763,500 shares of Common Stock and $7.1 million face value of 6% Notes in the open market for a total purchase price of $13.2 million. In October 1997, the Company repaid (pound)11.6 million ($18.7 million) of Bristow debt with its existing cash. In January 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008 discounted to yield 7.915%, which resulted in net proceeds to the Company of $97.2 million. The proceeds were used to repay certain indebtedness of Bristow of (pound)40.7 million ($66.6 million) and to replace general corporate funds used to repay certain indebtedness of Bristow in October 1997.

      As of March 31, 2000, Bristow had a (pound)15 million ($23.9 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. Bristow had no amounts drawn under this facility as of March 31, 2000, but did have (pound)1.4 million ($2.2 million) of outstanding guarantees of certain obligations, which reduced availability under the line. As of March 31, 2000, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 2001. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

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

      Year 2000 Matters

      To date the Company has not encountered any significant Year 2000 problems with any of its information technology (IT) systems, such as accounting and financial ledgers and aircraft and pilot records, or non-IT systems (which incorporate embedded technology), such as onboard navigational, communication and safety systems, nor is it aware of any problems with its vendors' or customers' systems. However, Year 2000 issues may yet arise that are not currently apparent. To date, the Company has spent $0.4 million on its replacement and remediation efforts and no additional expenditures are contemplated. The Company does not separately account for the internal costs incurred for its Year 2000 compliance efforts. Such costs consist primarily of salaries and benefits for the Company's IT personnel. The Company has a Year 2000 contingency plan in place if any problems arise in its operations or with any of its significant vendors or customers.

      Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, no later than April 1, 2001. The Company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement is not expected to materially affect the Company's financial positions or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company has $241.3 million of debt outstanding, of which $34.9 million carries a variable rate of interest. The Company uses an interest rate swap to hedge a portion of the interest rate exposure on this variable rate debt. Management does not believe that this swap, or the remaining level of variable rate debt exposes it to a material amount of interest rate market risk. However, the market value of the Company's fixed rate debt fluctuates with changes in interest rates. The Company does not have any significant maturities of fixed rate debt occurring before fiscal 2004. The Company's ability to refinance this fixed rate debt varies in response to significant changes in interest rates, among other factors.

      The Company currently does not have any off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). As of March 31, 2000, the Company does not have any outstanding forward exchange contracts. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

ITEM 8.   Consolidated Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Offshore Logistics, Inc.:

      We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' investment and cash flows for the years ended March 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

                                                   ARTHUR ANDERSEN LLP





New Orleans, Louisiana
May 25, 2000

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        March 31,
                                                                 -------------------------
                                                                    2000            1999
                                                                 ----------      ---------
                                                                   (thousands of dollars)
Current assets:
    Cash and cash equivalents....................................$  37,935       $  70,594
    Accounts receivable..........................................   96,387          89,077
    Inventories..................................................   80,435          82,853
    Prepaid expenses.............................................    5,725           5,999
                                                                 ---------       ---------
Total current assets.............................................  220,482         248,523
Investments in unconsolidated entities...........................   14,093           9,998

Property and equipment  -- at cost
    Land and buildings...........................................   11,005          10,860
    Aircraft and equipment.......................................  605,949         554,852
                                                                 ---------       ---------
                                                                   616,954         565,712
    Less - Accumulated depreciation and amortization............. (142,931)       (122,796)
                                                                 ---------       ---------
                                                                   474,023         442,916
Other assets.....................................................   34,576          30,593
                                                                 ---------       ---------
                                                                 $ 743,174       $ 732,030
                                                                 =========       =========

                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
    Accounts payable.............................................$  30,749       $  35,534
    Accrued liabilities..........................................   52,082          42,395
    Deferred taxes...............................................   18,443          17,697
    Current maturities of long-term debt.........................   16,540          10,037
                                                                 ---------       ---------
Total current liabilities........................................  117,814         105,663
Long-term debt, less current maturities..........................  224,738         233,615
Other liabilities and deferred credits...........................    2,932           3,000
Deferred taxes...................................................   96,739          94,908
Minority interest................................................   11,911          10,716
Commitments and contingencies....................................       --              --
Stockholders' investment:
    Common stock, $.01 par value, authorized 35,000,000 shares;
        outstanding 21,105,921 in 2000 and 21,103,421 in 1999
        (exclusive of 1,281,050 treasury shares).................      211             211
    Additional paid in capital...................................  116,074         116,053
    Retained earnings............................................  182,004         173,114
    Accumulated other comprehensive income (loss)................   (9,249)         (5,250)
                                                                 ---------       ---------
                                                                   289,040         284,128
                                                                 ---------       ---------
                                                                 $ 743,174       $ 732,030
                                                                 =========       =========

               The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended March 31,
                                                           -----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    ---------
                                                               (thousands of dollars,
                                                              except per share amounts)
Gross revenue:
    Operating revenue......................................$ 417,087    $ 466,440    $ 426,893
    Gain (loss) on disposal of equipment...................    3,516        2,400         (238)
                                                           ---------    ---------    ---------
                                                             420,603      468,840      426,655
                                                           ---------    ---------    ---------
Operating expenses:
    Direct cost............................................  335,411      363,272      311,641
    Depreciation and amortization..........................   33,213       32,742       32,240
    General and administrative.............................   26,215       29,847       26,310
                                                           ---------    ---------    ---------
                                                             394,839      425,861      370,191
                                                           ---------    ---------    ---------

        Operating income...................................   25,764       42,979       56,464

Earnings from unconsolidated entities......................    4,196        5,104        7,205
Interest income............................................    3,400        3,460        2,981
Interest expense...........................................   18,479       19,811       20,536
                                                           ---------    ---------    ---------
        Income from continuing operations before
        provision for income taxes and minority interest...   14,881       31,732       46,114
Provision for income taxes.................................    4,586        9,509       13,833
Minority interest..........................................   (1,405)      (1,303)      (1,027)
                                                           ---------    ---------    ---------
        Income from continuing operations..................    8,890       20,920       31,254
Discontinued operations:
    Loss from CPS operations...............................       --           --         (230)
    Gain on sale of CPS....................................       --           --          384
                                                           ---------    ---------    ---------
                                                                  --           --          154
                                                           ---------    ---------    ---------
        Net income.........................................$   8,890    $  20,920    $  31,408
                                                           =========    =========    =========

BASIC:
Income per common share:
    Continuing operations..................................$    0.42    $    0.97    $    1.45
    Discontinued operations................................       --           --         0.01
                                                           ---------    ---------    ---------
Net income per common share ...............................$    0.42    $    0.97    $    1.46
                                                           =========    =========    =========
DILUTED:
Income per common share:
    Continuing operations..................................$    0.42    $    0.97    $    1.35
    Discontinued operations................................       --           --         0.01
                                                           ---------    ---------    ---------
Net income per common share ...............................$    0.42    $    0.97    $    1.36
                                                           =========    =========    =========

               The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                  Accumulated
                                                                     Other
                                    Common Stock      Additional  Comprehensive              Total
                                -------------------    Paid in       Income     Retained  Stockholders'
                                 Shares      Amount     Capital      (Loss)     Earnings   Investment
                                -----------  ------   ----------  ------------- --------- ------------
                                             (in thousands, except share amounts)

BALANCE - March 31, 1997........ 21,081,133   $ 211   $ 115,346    $  (1,437)   $120,786    $234,906
   Comprehensive Income:
       Net income...............         --      --          --           --      31,408      31,408
       Translation adjustments..         --      --          --        5,848          --       5,848
                                                                                            --------
   Total Comprehensive Income...                                                              37,256

   Stock options exercised......    745,500       8       7,335           --          --       7,343
   Restricted stock issued......     28,288      --         380           --          --         380
                                 ----------    ----   ---------    ---------    --------    --------

BALANCE - March 31, 1998........ 21,854,921     219     123,061        4,411     152,194     279,885
   Comprehensive Income:
       Net income...............         --      --          --           --      20,920      20,920
       Translation adjustments..         --      --          --       (9,661)         --      (9,661)
                                                                                            --------
   Total Comprehensive Income...                                                              11,259

   Stock options exercised......     12,000      --         113           --         --          113
   Stock repurchased............   (763,500)     (8)     (7,121)          --         --       (7,129)
                                -----------    ----    --------     --------    --------    --------

BALANCE - March 31, 1999........ 21,103,421     211     116,053       (5,250)    173,114     284,128
   Comprehensive Income:
       Net income...............         --      --          --           --       8,890       8,890
       Translation adjustments..         --      --          --       (3,999)         --      (3,999)
                                                                                            --------
   Total Comprehensive Income...                                                               4,891

   Stock options exercised......      2,500      --          21           --          --          21
                                -----------    ----   ---------     --------    --------    --------
BALANCE - March 31, 2000........ 21,105,921    $211   $ 116,074     $ (9,249)   $182,004    $289,040
                                ===========    ====   =========     ========    ========    ========



               The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended March 31,
                                                      -------------------------------------
                                                         2000         1999          1998
                                                      -----------   -----------  ----------
                                                           (thousands of dollars)
Cash flows from operating activities:
    Net income ....................................... $  8,890     $ 20,920      $ 31,408
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization.....................   33,213       32,742        32,240
    Increase in deferred taxes........................    3,513        3,724        10,826
    (Gain) loss on asset dispositions.................   (3,516)      (2,400)          238
    Equity in earnings from unconsolidated entities
        (over) under dividends received...............   (4,205)         341         1,679
    Minority interest in earnings.....................    1,405        1,303         1,027
    Discontinued operations...........................       --           --           230

Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable........   (8,434)      (5,581)        6,694
    (Increase) decrease in inventories................    1,847       (8,322)       (4,187)
    Increase in prepaid expenses and other............   (5,383)      (1,821)       (5,574)
    Increase (decrease) in accounts payable...........   (4,454)       5,565        (2,860)
    Increase (decrease) in accrued liabilities........   11,294          800        (2,747)
    Increase (decrease) in other liabilities
        and deferred credits..........................      (67)       2,406           (28)
                                                       --------     --------      --------
Net cash provided by operating activities.............   34,103       49,677        68,946
                                                       --------     --------      --------


Cash flows from investing activities:
    Capital expenditures..............................  (74,681)     (19,219)      (70,465)
    Proceeds from asset dispositions..................   10,302        6,236        10,963
    Proceeds from CPS disposal........................       --           --         5,700
Acquisitions, net of cash received....................       --           --          (353)
                                                       --------     --------      --------
Net cash used in investing activities.................  (64,379)     (12,983)      (54,155)
                                                       --------     --------      --------

Cash flows from financing activities:
    Proceeds from borrowings..........................    6,452           --       123,538
    Repayment of debt.................................   (8,268)     (14,948)     (120,519)
    Repurchase of common stock........................       --       (7,128)           --
    Issuance of common stock..........................       21          113         7,723
                                                       --------     --------      --------
Net cash provided by (used in) financing activities...   (1,795)     (21,963)       10,742
                                                       --------     --------      --------

Effect of exchange rate changes in cash...............     (588)        (213)          714
Net increase (decrease) in cash and cash equivalents..  (32,659)      14,518        26,247
Cash and cash equivalents at beginning of period......   70,594       56,076        29,829
                                                       --------     --------      --------
Cash and cash equivalents at end of period............ $ 37,935     $ 70,594      $ 56,076
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

      Basis of Presentation -- The consolidated financial statements include the accounts of Offshore Logistics, Inc., a Delaware corporation ("OLOG") and its majority owned and non-majority owned entities including Bristow Aviation Holdings Limited ("Bristow"), collectively referred to as "the Company", after elimination of all significant intercompany accounts and transactions.
Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in which the Company does not exercise significant influence are accounted for under the cost method.

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

      Cash and Cash Equivalents -- The Company's cash equivalents include funds invested in highly liquid debt instruments with original maturities of 90 days or less.

      Accounts Receivable -- Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $4,911,000 and $4,010,000 at March 31, 2000 and 1999, respectively. During the years ended March 31, 2000, 1999 and 1998 the Company increased the allowance account through charges to expense by $901,000, $3,508,000 and $310,000, respectively and decreased the allowance account for write offs of uncollectable accounts by $0, $348,000 and $800,000 respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

      Inventories -- Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $3,958,000 and $4,045,000 at March 31, 2000 and 1999. There were no related charges to operations in 2000, 1999, or 1998.

      Other Assets -- In 2000, $16,060,000 of goodwill, net of accumulated amortization of $6,222,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company.

      Also included in other assets is restricted cash of (pound)4.8 million ($7.6 million), debt issuance costs of $3.3 million, being amortized over the life of the related debt, and $4.3 million placed into escrow, for the purchase of three S-76 aircraft.

      Depreciation and Amortization -- Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost.

      Maintenance and repairs are expensed as incurred; betterments and improvements are capitalized. The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and resultant gains or losses are included in income.

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

     Derivative Financial Instruments -- The Company enters into forward exchange contracts from time to time to hedge committed transactional exposures denominated in currencies other than the functional currency of the business. Foreign currency positions mature at the anticipated currency requirement date and rarely exceed three months. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. There were no open forward currency positions at March 31, 2000. The amount of gains and losses recognized on foreign currency hedging contracts during the year was immaterial.

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

      Effect of Recent Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, no later than April 1, 2001. The Company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement is not expected to materially affect the Company's financial positions or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

      Other - The Company recorded a restructuring charge of $5.0 million (which is included in direct costs in the accompanying statement of operations) in the second quarter of the fiscal year ended March 31, 2000 related to staffing level adjustments necessitated by the termination of certain North Sea contracts. Substantially all amounts identified with this restructuring charge were disbursed by March 31, 2000.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

B -- LONG-TERM DEBT

     Long-term debt at March 31, 2000 and 1999 consisted of the following (thousands of dollars):

                                                               March 31,
                                                     --------------------------
                                                         2000            1999
                                                     -----------     ----------
7 7/8% Senior Notes due 2008.........................$  100,000      $  100,000
6% Convertible Subordinated Notes due 2003 ..........    90,922          90,922
Term Loan with a syndicate of United Kingdom banks...    23,882          29,061
Term Loan with a United Kingdom bank.................    12,660          15,439
Capital Lease Obligation.............................     4,647           5,391
Management Fee Debt (see Note J).....................     2,801           2,839
Term loan with an unconsolidated affiliate...........     6,366              --
                                                     ----------       ---------
   Total debt........................................   241,278         243,652
   Less current maturities...........................    16,540          10,037
                                                     ----------       ---------
   Total long-term debt..............................$  224,738      $  233,615
                                                     ==========      ==========

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

      On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes ("6% Notes") due 2003. The 6% Notes are convertible at any time into the Company's Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes). The 6% Notes are redeemable at the option of the Company. The Company issued $7.5 million of the 6% Notes to Caledonia Investments plc in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow. During 1999, the Company repurchased $7.1 million face value of the 6% Notes in the open market at a gain to the Company, which was not material.

      Bristow renewed a term loan with a syndicate of United Kingdom banks on January 26, 1998, that is repayable in semi-annual installments varying from $1.6 to $4.8 million ((pound)1.0 to (pound)3.0 million) through December 31, 2002. The term loan bears interest at 0.8% above LIBOR rates. The average interest rate for the term loan during the years ended March 31, 2000 and 1999 was 8.335% and 8.214%, respectively. The term loan is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by a negative pledge on all Bristow assets. The Company entered into an interest rate swap agreement to reduce the impact of change in interest rates on this floating rate long-term debt. At March 31, 2000, the outstanding notional amount of the swap was (pound)22 million ($35 million). The agreement matures on December 31, 2001. At March 31, 2000, the fair value of the swap was (pound)372,000, ($592,000) and the fair value of the notional amount of the swap in excess of the outstanding principal amount of the term loan was (pound)76,000 ($121,000) which is included in Accrued liabilities in the accompanying balance sheet.

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

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

      The obligation under capital lease bears interest at a rate tied to LIBOR and requires monthly payments. The lease is secured by the aircraft and the guarantee of Bristow. The term loan with an unconsolidated affiliate bears interest at the prime rate of a United Kingdom bank plus 0.5% and is due December 22, 2000.

      Bristow has a revolving credit facility, with the same syndicate of United Kingdom banks as with the term loan, which matures December 31, 2002, and is available for working capital requirements and general corporate purposes. Availability under the revolving credit facility is subject to certain limitations based on the value of certain qualifying helicopters. All advances under the revolving credit facility bear interest at 0.6% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of all Bristow assets. The revolving credit facility is (pound)15 million ($23.9 million) at March 31, 2000. There were no borrowings under this revolving credit facility as of March 31, 2000; however, availability on the line was reduced by (pound)1.4 million ($2.2 million) of outstanding guarantees on certain obligations of Bristow. The facility requires Bristow to pay a quarterly commitment fee at an average annual rate of 0.3% on the unused portion of the line.

      At March 31, 2000, the Company had a $20 million unsecured line of credit with a U.S. bank that expires on September 30, 2001. There were no borrowings under this line as of March 31, 2000. The rate of interest payable under the line of credit is, at the Company's option, prime rate or LIBOR rate plus 1.25%. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of .25% on the average unused portion of the line.

      Aggregate annual maturities for all long-term debt, including the capitalized lease, for the next five years are as follows: 2001 -- $16.5 million; 2002 -- $17.2 million; 2003 -- $16.5 million; 2004 -- $90.9 million;
and 2005 -- $0 million.

      Interest paid during the year was $18,088,000, $19,881,000 and $21,673,000 for 2000, 1999 and 1998, respectively.

      The estimated fair value of the Company's total debt at March 31, 2000 and 1999 was $221.3 million and $229.4 million, respectively based on quoted market prices for the publicly listed 6% Notes and the Senior Notes and the current rates offered to the Company on other outstanding obligations.

C -- INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company has two principal unconsolidated entities that are accounted for on the cost method, as the Company is unable to exert significant influence over their operations and one principal unconsolidated entity, which it accounts for under the equity method. Each of these three investments is described in further detail below.

      The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 at March 31, 2000 and 1999. There were no dividends received from HHII during 2000. During 1999 and 1998, $857,000 and $2,292,000 respectively, in dividends were received from HHII.

     The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at March 31, 2000 and 1999. During 2000, 1999, and 1998, $1,793,000, $1,997,000 and $2,430,000,
respectively, in dividends were received from the venture. During 2000, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 2001 is approximately $1.5 million.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     Bristow has a 50% investment in FBS Limited (FBS) which was formed in 1996 and was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School ("DHFS"), a newly established training school for all branches of the British military, under a fifteen year contract valued at approximately (pound)500 million over the full term. FBS purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities which began in May 1997. Prior to FBS, Bristow had provided similar pilot training and maintenance services to the British Army Air Corps since 1963. Bristow's partners in FBS had similar experience in providing training services to other branches of the British military. Bristow and its partners have given joint and several guarantees related to the performance of this contract. To date, FBS has not paid any cash dividends, although certain income tax benefits have been distributed to Bristow. In the following unaudited table, FBS represents $124,988,000 and $127,135,000 of the assets and $(2,070,000) and $(3,221,000) of equity (deficit) at March 31, 2000 and 1999, respectively. FBS also represents $54,262,000, $54,863,000 and $54,577,000 of revenue and $4,737,000, $3,381,000 and $2,477,000 of net income for the years ended March 31, 2000, 1999 and 1998, respectively.

     A  summary  of  unaudited   financial   information   of  these   principal
unconsolidated entities is set forth below (thousands of dollars):

                                                            March 31,
                                                    -------------------------
                                                     2000             1999
                                                    --------         --------
                                                   (unaudited)      (unaudited)
      Current assets.............................. $  81,019        $  72,789
      Non-current assets..........................   130,627          139,003
                                                   ---------        ---------
         Total assets............................. $ 211,646        $ 211,792
                                                   =========        =========

      Current liabilities......................... $  25,641        $  25,135
      Non-current liabilities.....................   116,932          120,846
      Equity......................................    69,073           65,811
                                                   ---------        ---------
         Total liabilities and equity............. $ 211,646        $ 211,792
                                                   =========        =========


                                                Year Ended March 31,
                                      ----------------------------------------
                                       2000           1999           1998
                                  ------------    -----------     -----------
                                   (unaudited)     (unaudited)    (unaudited)

      Revenues....................$   109,549     $   109,879     $   112,119
                                  ===========     ===========     ===========
      Gross profit................$    32,682     $    30,240     $    32,638
                                  ===========     ===========     ===========
      Net income..................$    14,680     $    13,768     $    16,322
                                  ===========     ===========     ===========

     During  2000,  1999  and  1998,  respectively,   revenues  of  $15,646,000,
$15,984,000 and $21,261,000 were recognized for services provided to these affiliates by the Company.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

D -- DISCONTINUED OPERATIONS

      In May 1997, the Company discontinued its investment in Cathodic Protection Services Company which manufactured, installed and maintained cathodic protection systems to arrest corrosion in oil and gas drilling and production facilities, pipelines, oil and gas well casings, hydrocarbon processing plants and other metal structures. The consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements and supplemental data reflect the results of operations net as a discontinued operation in accordance with generally accepted accounting principles.

E -- INVESTMENT IN MARKETABLE SECURITIES

      Under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 2000 and 1999, the Company had (pound)4.8 million ($7.6 million and $7.7 million, respectively) of UK government securities classified as available-for-sale included in other assets.

F -- COMMITMENTS AND CONTINGENCIES

     The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $4,605,000 in 2000, $2,150,000 in 1999, and $1,872,000 in 1998. On
March 29, 1999, the Company entered into an eight year operating lease for a new aircraft under which it provided the lessor with a residual value guarantee of up to 15% ($1,972,000) of the aircraft's original cost. During 2000, the Company entered into a similar lease for a second aircraft of comparable value providing the lessor with a residual value guarantee of up to 15% ($1,870,000) of the aircraft's original cost. As of March 31, 2000, aggregate future payments under noncancelable operating leases are as follows: 2001 -- $4,423,000; 2002 -- $4,355,000; 2003 -- $4,255,000; 2004 -- $3,883,000 and 2005 -- $3,746,000.

      On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by both Air Logistics, LLC and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The election is set with two unions on the ballot, the OPEIU and International Union of Operating Engineers. The ballots will be counted on July 11, 2000. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar through out the industry.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

G -- INCOME TAXES

      The components of deferred tax assets and liabilities are as follows (thousands of dollars):

                                                          March 31,
                                                  --------------------------
                                                     2000            1999
                                                  --------         --------
Deferred Tax Assets:
  Foreign tax credits.............................$  94,983         $ 108,843
  Other...........................................   21,354            11,672
  Valuation allowance.............................  (40,886)          (43,795)
                                                  ---------         ---------
     Total deferred tax assets....................   75,451            76,720
                                                  ---------         ---------

Deferred Tax Liabilities:
  Property and equipment.......................... (149,780)         (152,663)
  Inventories.....................................   (9,607)          (10,970)
  Accrual for repairs and maintenance.............   (5,950)           (6,408)
  Other...........................................  (25,296)          (19,284)
                                                  ---------         ---------
      Total deferred tax liabilities.............. (190,633)         (189,325)
                                                  ---------         ---------
Net deferred tax liabilities......................$(115,182)        $(112,605)
                                                  =========         =========


      The valuation allowance was established for the deferred tax asset related to foreign tax credits. Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit is limited by the total income on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. Excess foreign tax credits may be carried back two years and forward five years. As of March 31, 2000 and 1999, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all the foreign tax credits. Certain of the above components have changed due to changes in foreign currency rates.

      The components of income from continuing operations before provision for income taxes and minority interest for the years ended March 31, 2000, 1999 and 1998 are as follows (thousands of dollars):

                                                 Year Ended March 31,
                                            ----------------------------------
                                             2000          1999          1998
                                          --------      --------       --------
Domestic..................................$  8,301      $ 10,322       $ 12,675
Foreign...................................   6,580        21,410         33,439
                                          --------      --------       --------
Total.....................................$ 14,881      $ 31,732       $ 46,114
                                          ========      ========       ========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

     The provision for income taxes for the years ended March 31, 2000, 1999 and 1998 consisted of the following (thousands of dollars):

                                                Year Ended March 31,
                                            ---------------------------------
                                              2000          1999         1998
                                            --------      --------      -------
  Current:
    Domestic................................$ (5,565)     $    (66)     $(2,237)
    Foreign.................................   6,335         6,044        7,545
                                            --------      --------      -------
                                                 770         5,978        5,308
                                            --------      --------      -------
  Deferred:
    Domestic................................   8,073        10,526        9,035
    Foreign.................................  (3,005)       (5,702)       2,965
                                            --------      --------      -------
                                               5,068         4,824       12,000
                                            --------      --------      -------

  Decrease in valuation allowance...........  (1,252)       (1,293)      (3,475)
                                            --------      --------      -------
  Total.....................................$  4,586      $  9,509      $13,833
                                            ========      ========      =======

     The reconciliation of Federal statutory and effective income tax rates is shown below:

                                                     Year Ended March 31,
                                                -------------------------------
                                                  2000          1999       1998
                                                ------        ------      -----
  Statutory rate..............................    35 %          35 %       35 %
  Utilization of foreign tax credits..........    (8)%          (7)%       (3)%
  Additional taxes on foreign source income...    19 %           9 %        8 %
  Foreign source income not taxable...........    (9)%          (5)%       (3)%
  Change in valuation allowance...............    (8)%          (4)%       (7)%
  State taxes provided........................     1 %           1 %        1 %
  Effect of UK rate change....................    (1)%          --         --
  Other, net..................................     2 %           1 %       (1)%
                                                ------        ------      -----
  Effective tax rate..........................    31 %          30 %       30 %
                                                ======        ======      =====

      The Internal Revenue Service has examined the Company's Federal income tax returns for all years through 1996. The years have been closed through 1996, either through settlement or expiration of the statute of limitations. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

      Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $18.8 million at March 31, 2000. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

      Income taxes paid during 2000, 1999 and 1998 were  $7,042,000;  $4,857,000 and $4,516,000, respectively.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

H -- EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

     The Company currently has two qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

     The Offshore Logistics, Inc. Employee Savings and Retirement Plan ("OLOG Plan") covers corporate level and Air Log employees. Under the OLOG Plan, except for those employees working in the state of Alaska, the Company matches each participant's contributions up to 3% of the employee's compensation. In addition, the Company contributes an additional 3% of the employee's compensation at the end of each calendar year. Under the OLOG Plan, for Air Log employees working in the state of Alaska, the Company matches each participant's contributions up to 4% of the employee's compensation.

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

     Bristow has a defined benefit retirement plan, which covers all full-time employees of Bristow employed on or before December 31, 1997. The plan is funded by contributions partly from employees and partly from Bristow. Members contribute up to 7.5% of pensionable salary (as defined) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee's annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the United Kingdom. For employees hired after December 31, 1997, Bristow contributes 4% (5% for pilots) of the employees base salary into a defined contribution retirement plan operated by a private insurance company.

     The following table sets forth the defined benefit retirement plan's funded status in accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87) (in thousands of dollars):

     Actuarial Present Value of Benefit Obligations (thousands of dollars):

                                                             March 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------      ---------
   Projected benefit obligation........................ $275,277      $ 245,929
   Plan assets at fair value...........................  263,582        241,589
                                                        --------      ---------
   Plan assets less than projected benefit obligation..  (11,695)        (4,340)
   Unrecognized net loss (gain)........................   18,414          8,236
                                                        --------      ---------
   Accrued pension asset............................... $  6,719      $   3,896
                                                        ========      =========



     The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets in accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) and a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87 (in thousands of dollars):

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                                                      Year Ended March 31,
                                                  ---------------------------------
                                                    2000         1999         1998
                                                  --------     --------    --------
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation (PBO) at
  beginning of period............................ $245,929     $218,760    $179,995
Service cost.....................................    9,190        9,218       8,394
Interest cost....................................   15,196       14,376      14,193
Member contributions.............................    2,587        3,055       3,105
Actuarial (gain)/loss............................   19,450       15,947      15,941
Benefit payments and expenses....................  (13,275)      (6,946)     (7,177)
Effect of exchange rate changes..................   (3,800)      (8,481)      4,309
                                                  --------     --------    --------
Projected benefit obligation (PBO) at
  end of period.................................. $275,277     $245,929    $218,760
                                                  ========     ========    ========

Reconciliation of Fair Value of Asset:
Market value of assets at
  beginning of period............................ $241,589     $230,179    $184,762
Actual return on assets..........................   28,582       16,474      38,543
Employer contributions...........................    7,750        7,329       6,421
Member contributions.............................    2,587        3,055       3,105
Benefit payments and expenses....................  (13,275)      (6,946)     (7,177)
Effect of exchange rate changes..................   (3,651)      (8,502)      4,525
                                                  --------     --------    --------
Market value of assets at end of period.......... $263,582     $241,589    $230,179
                                                  ========     ========    ========

Components of Net Periodic Pension Cost:
Service cost for benefits earned during
  the period..................................... $  9,190     $  9,218    $  8,394
Interest cost on PBO.............................   15,196       14,376      14,193
Expected return on assets........................  (19,547)     (18,902)    (17,727)
                                                  --------     --------    --------
Net periodic pension cost........................ $  4,839     $  4,692    $  4,860
                                                  ========     ========    ========


Actuarial assumptions used to develop these components were as follows:

                                                2000      1999       1998
                                                ----      ----       ----

Discount rate................................   6.00%     6.25%      6.75%
Expected long-term rate of return on assets..   7.00%     8.00%      8.25%
Rate of compensation increase................   4.75%     4.75%      5.25%

     The Company's contributions to the three plans were $9,702,000, $8,090,000 and $7,190,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

     The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $418,000, $550,000 and $838,000 for the years ended March 31, 2000, 1999 and 1998, respectively. There were no shares of Restricted Stock outstanding as of March 31, 2000.

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

     Under the Company's stock option plans there were 1,852,802 shares of Common Stock reserved for issue at March 31, 2000 of which 655,802 shares are available for future grants.

      The Company accounts for its stock-based compensation under APB No. 25. Had compensation cost been determined based on the fair value at the grant date consistent with the optional provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:

                                         Year Ended March 31,
                                ----------------------------------------
                                  2000            1999             1998
                                --------       ---------        --------
Net income (in thousands):
  As reported.................  $ 8,890        $ 20,920         $ 31,408
  Pro forma...................  $ 7,890        $ 19,848         $ 30,109

Basic earnings per share:
  As reported.................  $  0.42        $   0.97         $   1.46
  Pro forma...................  $  0.37        $   0.92         $   1.40

Diluted earnings per share:
  As reported.................  $  0.42        $   0.97         $   1.36
  Pro forma...................  $  0.37        $   0.92         $   1.31

     The effects of applying SFAS No. 123 to this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

      A summary of the Company's stock options as of March 31, 2000, 1999 and 1998 and changes during the periods ended on those dates is presented below:

                                            Weighted-Average         Number
                                             Exercise Price         of Shares
                                            ----------------       ----------

Balance at March 31, 1997......................  $11.64             1,231,000
  Granted .....................................   18.93               219,000
  Exercised ...................................    9.85              (745,500)
  Expired or cancelled ........................   19.38               (35,000)
                                                                   ----------
Balance at March 31, 1998 .....................   15.62               669,500
  Granted .....................................   12.47               274,000
  Exercised ...................................    9.42               (12,000)
  Expired or cancelled ........................   18.18               (19,000)
                                                                   ----------
Balance at March 31, 1999 .....................   14.70               912,500
  Granted .....................................   11.11               355,500
  Exercised ...................................    8.25                (2,500)
  Expired or cancelled ........................   13.86               (68,500)
                                                                   ----------
Balance at March 31, 2000 .....................   13.69             1,197,000
                                                                   ==========


      As of March 31, 2000, 1999 and 1998, the number of options exercisable under the stock option plans was 855,500; 650,500 and 349,500, respectively; and the weighted average exercise price of those options was $14.73, $15.59 and $12.44, respectively.

      The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $5.07, $4.95 and $6.48 per option, respectively. The fair value of options granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2000         1999          1998
                                   ---------   ---------      ------
      Risk-free interest rate        5.8%          5.2%          6.4%
      Expected life                 4 years       4 years       3 years
      Expected volatility             50%           42%           40%
      Expected dividend yield          0%            0%            0%


      The following table summarizes information about stock options outstanding as of March 31, 2000:

                              Options Outstanding                    Options Exercisable
                    ------------------------------------------      -------------------------
                                      Wgtd. Avg.     Wgtd. Avg.                    Wgtd. Avg.
     Range of          Number         Remaining      Exercise         Number       Exercise
 Exercise Prices     Outstanding      Contr. Life     Price         Exercisable      Price
-----------------    -----------      -----------   ----------      ------------   ---------

$ 7.375 - $ 9.313       46,500          2.58         $ 7.87          41,500         $ 7.69
$11.125 - $13.000      831,000          7.84         $11.96         494,500         $12.53
$15.438 - $19.625      319,500          7.12         $19.06         319,500         $19.06
                     ---------                                      -------
$ 7.375 - $19.625    1,197,000          7.44         $13.69         855,500         $14.73
                     =========                                      =======

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

I -- EARNINGS PER SHARE

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended March 31, 1999 and 1998 were determined on the assumption that the convertible debt was converted on April 1, 1998 and 1997, respectively. The computation of diluted earnings per common share for year ended March 31, 2000 excluded 3,976,928 shares related to the convertible debt which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the years ended March 31, 2000 and 1999, excluded 1,028,599 and 423,625 stock options, respectively, at a weighted average exercise price of $14.37 and $16.51, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

                                                       Year Ended March 31,
                                                   -------------------------------------
                                                      2000           1999         1998
                                                   ----------    ----------    ---------
Income from continuing operations
    (thousands of dollars):
    Income available to common stockholders.......$     8,890    $   20,920    $   31,254
    Interest on convertible debt, net of taxes....         --         4,012         4,116
                                                  -----------    ----------    ----------
    Income available to common stockholders, plus
        assumed conversions.......................$     8,890    $   24,932    $   35,370
                                                  ===========    ==========    ==========

Shares:
    Weighted average number of common shares
         outstanding.............................. 21,103,435    21,581,683    21,543,198
    Options.......................................     12,734        65,731       269,911
    Convertible debt..............................         --     4,177,016     4,286,520
                                                  -----------    ----------    ----------
    Weighted average number of common shares
        outstanding, plus assumed conversions..... 21,116,169    25,824,430    26,099,629
                                                   ==========    ==========    ==========

Income from continuing operations:

    Basic earnings per share......................$      0.42    $     0.97    $     1.45
                                                  ===========    ==========    ==========
    Diluted earnings per share....................$      0.42    $     0.97    $     1.35
                                                  ===========    ==========    ==========


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

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

J  --  RELATED PARTIES

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

      The Company paid (pound)80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of common stock on December 19, 1996 for its ownership of Bristow. Caledonia received 1,300,000 shares of the common stock and BHGL's management received 74,389 shares. In addition, the Company acquired (pound)5.0 million ($8.4 million)
principal amount of BHGL's subordinated debt for cash of approximately (pound)5.4 million ($8.9 million) including accrued interest.

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

      Caledonia, the Company and the E.U. Investor also entered into a Put/Call Agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each has the right to sell such shares to the Company. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the Put/Call Agreement. Any put or call of the Bristow shares will be subject to the approval of the Civil Aviation Authority ("CAA"). Caledonia receives management fees from Bristow that are payable semi-annually in advance ranging from (pound)500,000 to (pound)900,000 annually for the next four years.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

K  -- SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. Air Log and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services to the domestic and international oil and gas industry. The following shows reportable segment information for the years ended March 31, 2000, 1999 and 1998, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                              Year Ended March 31,
                                                     -------------------------------------------
                                                       2000              1999             1998
                                                     ----------       ----------       ---------

Segment operating revenue from external customers:
    Helicopter activities........................... $ 376,995        $ 425,194        $ 383,638
    Production management and related services......    39,703           41,236           42,785
                                                     ---------        ---------        ---------
        Total segment operating revenue............. $ 416,698        $ 466,430        $ 426,423
                                                     =========        =========        =========

Intersegment operating revenue:
    Helicopter activities........................... $   2,898        $   2,897        $   3,931
    Production management and related services......        --               --               44
                                                     ---------        ---------        ---------
        Total intersegment operating revenue........ $   2,898        $   2,897        $   3,975
                                                     =========        =========        =========

Consolidated operating revenue reconciliation:
    Helicopter activities........................... $ 379,893        $ 428,091        $ 387,569
    Production management and related services......    39,703           41,236           42,829
    Intersegment eliminations.......................    (2,898)          (2,897)          (3,975)
    Corporate.......................................       389               10              470
                                                     ---------        ---------        ---------
        Total consolidated operating revenue........ $ 417,087        $ 466,440        $ 426,893
                                                     =========        =========        =========

Consolidated operating income reconciliation:
    Helicopter activities........................... $  19,920        $  39,650        $  56,744
    Production management and related services......     2,088            2,201            3,074
                                                     ---------        ---------        ---------
        Total segment operating income..............    22,008           41,851           59,818
    Gain on disposal of equipment...................     3,516            2,400             (238)
    Corporate.......................................       240           (1,272)          (3,116)
                                                     ---------        ---------        ---------
        Total consolidated operating income......... $  25,764        $  42,979        $  56,464
                                                     =========        =========        =========



                                                         Capital Expenditures
                                                  --------------------------------
                                                   2000          1999         1998
                                                  -------      -------    --------
Helicopter activities.............................$73,758      $18,939    $ 70,170
Production management and related services........    163          253         140
Corporate.........................................    760           27         155
                                                  -------      -------    --------
      Total.......................................$74,681      $19,219    $ 70,465
                                                  =======      =======    ========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                                                   Depreciation and Amortization
                                                  --------------------------------
                                                    2000        1999         1998
                                                  -------      -------    --------
Helicopter activities.............................$31,746      $31,245    $ 30,286
Production management and related services........  1,247        1,334       1,364
Corporate.........................................    220          163         590
                                                  -------      -------    --------
      Total.......................................$33,213      $32,742    $ 32,240
                                                  =======      =======    ========



                                                       Identifiable Assets
                                                  ------------------------------
                                                   2000        1999       1998
                                                  -------     -------   --------
Helicopter activities............................$651,812    $645,727   $658,461
Production management and related services.......  25,488      30,208     28,421
Corporate and other..............................  65,874      56,095     49,129
                                                  -------     -------   --------
      Total......................................$743,174    $732,030   $736,011
                                                 ========    ========   ========

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

                                                Year Ended March 31,
                                          -------------------------------------
                                           2000            1999         1998
                                          --------       --------      --------
Operating revenue:
   United States..........................$132,400       $141,156      $143,870
   United Kingdom......................... 133,459        179,572       167,776
   Nigeria................................  41,240         42,397        43,658
   Norway.................................  33,545         26,857        10,066
   Other countries........................  76,443         76,458        61,523
                                          --------       --------      --------
                                          $417,087       $466,440      $426,893
                                          ========       ========      ========

                                                        As of March 31,
                                                 -----------------------------
                                                    2000               1999
                                                 ---------          ----------
Long-lived assets:
   United States.................................$  82,255          $   71,717
   United Kingdom................................  210,489             222,677
   Nigeria.......................................   22,331              26,557
   Norway........................................   41,459              42,566
   Other countries...............................  117,489              79,399
                                                 ---------          ----------
                                                 $ 474,023          $  442,916
                                                 =========          ==========

     During 2000, 1999 and 1998, Air Log and Bristow conducted operations in approximately 19 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During 2000, one customer accounted for 12% of consolidated operating revenues. Revenue earned from any single customer did not exceed 10% of total revenues during 1999 and 1998.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

L-- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        Quarter Ended
                                         -----------------------------------------------------
                                           June 30     September 30  December 31     March 31
                                         ----------    ------------  -----------   -----------
                                             (thousands of dollars, except per share amounts)
2000
    Gross revenue......................  $  107,380    $  105,542    $   105,166   $   102,515
    Gross profit.......................  $   14,312    $    9,249    $    15,150   $    13,268
    Net income (loss)..................  $    3,085    $   (1,055)   $     3,967   $     2,893
                                         ==========    ==========    ===========   ===========
    Basic earnings per share...........  $     0.15    $    (0.05)   $      0.19   $      0.14
                                         ==========    ==========    ===========   ===========
    Diluted earnings per share.........  $     0.15    $    (0.05)   $      0.19   $      0.14
                                         ==========    ==========    ===========   ===========

1999

    Gross revenue......................  $  117,553    $  129,168    $   116,190   $   105,929
    Gross profit.......................  $   19,106    $   25,137    $    15,361   $    13,222
    Net income.........................  $    6,553    $   10,016    $     4,321   $        30
                                         ==========    ==========    ===========   ===========
    Basic earnings per share...........  $     0.30    $     0.46    $      0.20   $      0.00
                                         ==========    ==========    ===========   ===========
    Diluted earnings per share.........  $     0.29    $     0.43    $      0.20   $      0.00
                                         ==========    ==========    ===========   ===========

1998

    Gross revenue......................  $   99,981    $  107,565    $   112,950   $   106,159
    Gross profit.......................  $   19,497    $   21,526    $    21,169   $    20,582

    Income from continuing operations..  $    6,593    $    7,959    $     7,963   $     8,739
    Income (loss) from discontinued
        operations.....................         (15)          169             --            --
                                         ----------    ----------    -----------   -----------
    Net income.........................  $    6,578    $    8,128    $     7,963   $     8,739
                                         ==========    ==========    ===========   ===========

    Basic earnings per share:
        Income from continuing
          operations...................  $     0.31    $     0.37    $      0.37   $      0.40
        Income from discontinued
          operations...................          --          0.01             --            --
                                         ----------    ----------    -----------   -----------
    Net income.........................  $     0.31    $     0.38    $      0.37   $      0.40
                                         ==========    ==========    ===========   ===========
    Diluted earnings per share:
        Income from continuing
          operations...................  $     0.30    $     0.35    $      0.34   $      0.37
        Income from discontinued
          operations...................          --          0.01             --            --
                                         ----------    ----------    -----------   -----------
    Net income.........................  $     0.30    $     0.36    $      0.34   $      0.37
                                         ==========    ==========    ===========   ===========

                                       39

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

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 2000

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
ASSETS
    Current assets:
      Cash and cash equivalents.............$   14,537    $   2,323     $   21,075    $        --   $    37,935
      Accounts receivable...................       280       22,822         75,116         (1,831)       96,387
      Inventories...........................        --       38,023         42,412             --        80,435
      Prepaid expenses......................       227          558          4,940             --         5,725
                                            ----------    ---------     ----------    -----------   -----------
          Total current assets..............    15,044       63,726        143,543         (1,831)      220,482

    Intercompany investment.................   201,410           --             --       (201,410)           --
    Investments in unconsolidated entities..     1,108          229         12,756             --        14,093
    Intercompany note receivables...........   286,388           --          3,844       (290,232)           --
    Property and equipment--at cost:
      Land and buildings....................        --        3,220          7,785             --        11,005
      Aircraft and equipment................     4,335      155,867        445,747             --       605,949
                                            ----------    ---------     ----------    -----------   -----------
                                                 4,335      159,087        453,532             --       616,954
      Less:  Accumulated depreciation
             and amortization...............    (2,939)     (75,943)       (64,049)            --      (142,931)
                                            ----------    ---------     ----------    -----------   -----------
                                                 1,396       83,144        389,483             --       474,023
    Other assets............................    11,558       16,700          6,207            111        34,576
                                            ----------    ---------     ----------    -----------   -----------
                                            $  516,904    $ 163,799     $  555,833    $  (493,362)  $   743,174
                                            ==========    =========     ==========    ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current liabilities:
      Accounts payable......................$      196    $   4,931     $   27,151    $    (1,529)  $    30,749
      Accrued liabilities...................     6,074       10,028         36,286           (306)       52,082
      Deferred taxes........................        --           --         18,443             --        18,443
      Current maturities of long-term debt..        --           --         16,540             --        16,540
                                            ----------    ---------     ----------    -----------   -----------
          Total current liabilities.........     6,270       14,959         98,420         (1,835)      117,814

    Long-term debt, less current maturities.   190,922           --         33,816             --       224,738
    Intercompany notes payable..............     3,844          379        286,004       (290,227)           --
    Other liabilities and deferred credits..       272        2,223            437             --         2,932
    Deferred taxes..........................     9,508       33,564         53,667             --        96,739
    Minority interest.......................    11,911           --             --             --        11,911

    Stockholders' investment:
      Common stock..........................       211        4,048          1,384         (5,432)          211
      Additional paid in capital............   116,074       52,567         15,928        (68,495)      116,074
      Retained earnings.....................   182,004       56,059         65,068       (121,127)      182,004
      Accumulated other comprehensive
           income (loss)....................    (4,112)          --          1,109         (6,246)       (9,249)
                                            ----------    ---------     ----------    -----------   -----------
                                               294,177      112,674         83,489       (201,300)      289,040
                                            ----------    ---------     ----------    -----------   -----------
                                            $  516,904    $ 163,799     $  555,833    $  (493,362)  $   743,174
                                            ==========    =========     ==========    ===========   ===========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            Supplemental Condensed Consolidating Statement of Income

                            Year Ended March 31, 2000

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
GROSS REVENUE
Operating revenue...........................$      388    $ 131,579     $  285,120    $        --   $    417,087
Intercompany revenue........................       257        7,993            290         (8,540)            --
Gain (loss) on disposal of equipment........         3        3,152            361             --          3,516
                                            ----------    ---------     ----------    -----------   ------------
                                                   648      142,724        285,771         (8,540)       420,603
OPERATING EXPENSES
Direct cost.................................         7      109,410        225,994             --        335,411
Intercompany expense........................        --          289          8,251         (8,540)            --
Depreciation and amortization...............       221       10,045         22,947             --         33,213
General and administrative..................     5,242        5,493         15,480             --         26,215
                                            ----------    ---------     ----------    -----------   ------------
                                                 5,470      125,237        272,672         (8,540)       394,839
                                            ----------    ---------     ----------    -----------   ------------

OPERATING INCOME............................    (4,822)      17,487         13,099             --         25,764
Earnings from unconsolidated entities.......     2,246           --          4,196         (2,246)         4,196
Interest income.............................    29,819          344          1,608        (28,371)         3,400
Interest expense............................    14,209           --         32,641        (28,371)        18,479
                                            ----------    ---------     ----------    -----------   ------------

INCOME BEFORE PROVISION
       FOR INCOME TAXES.....................    13,034       17,831        (13,738)        (2,246)        14,881
Allocation of consolidated income taxes.....     2,783        6,060         (4,257)            --          4,586
Minority interest...........................    (1,361)          --            (44)            --         (1,405)
                                            ----------    ---------     ----------    -----------   ------------
NET INCOME..................................$    8,890    $  11,771     $   (9,525)   $    (2,246)  $      8,890
                                            ==========    =========     ==========    ===========   ============

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          Supplemental Condensed Consolidating Statement of Cash Flows

                            Year Ended March 31, 2000

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  -----------
Net cash provided by (used in) operating
       activities...........................$  (10,945)   $   5,616     $   29,063    $     10,369  $    34,103
                                            ----------    ---------     ----------    ------------  -----------

Cash flows from investing activities:
       Capital expenditures.................      (761)     (13,079)       (60,841)             --      (74,681)
       Proceeds from asset dispositions.....        16        4,953          5,333              --       10,302
       Investments in subsidiaries..........     5,751       (5,751)            --              --           --
                                            ----------    ---------     ----------    ------------  -----------
Net cash provided by (used in) investing
       activities...........................     5,006      (13,877)       (55,508)             --      (64,379)
                                            ----------    ---------     ----------    ------------  -----------

Cash flows from financing activities:
       Proceeds from borrowings.............        --           --         31,141         (24,689)       6,452
       Repayment of debt....................   (14,320)          --         (8,268)         14,320       (8,268)
       Issuance of common stock.............        21           --             --              --           21
                                            ----------    ---------     ----------    ------------  -----------
Net cash provided by (used in) financing
       activities...........................   (14,299)      --             22,873         (10,369)      (1,795)
                                            ----------    ---------     ----------    ------------  -----------
Effect of exchange rate changes in cash.....        --           --           (588)             --         (588)
                                            ----------    ---------     ----------    ------------  -----------

Net decrease in cash and cash equivalents...   (20,238)      (8,261)        (4,160)             --      (32,659)

Cash and cash equivalents at beginning of
       period...............................    34,775       10,584         25,235              --       70,594
                                            ----------    ---------     ----------    ------------  -----------
Cash and cash equivalents at end of period..$   14,537    $   2,323     $   21,075    $         --  $    37,935
                                            ==========    =========     ==========    ============  ===========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               Supplemental Condensed Consolidating Balance Sheet

                                 March 31, 1999

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
ASSETS
    Current assets:
      Cash and cash equivalents.............$   34,775    $  10,584     $   25,235    $        --   $    70,594
      Accounts receivable...................     3,792       20,752         67,499         (2,966)       89,077
      Inventories...........................        --       36,621         46,232             --        82,853
      Prepaid expenses......................       220          577          5,202             --         5,999
                                            ----------    ---------     ----------    -----------   -----------
          Total current assets..............    38,787       68,534        144,168         (2,966)      248,523

    Intercompany investment.................   220,575           --             --       (220,575)           --
    Investments in unconsolidated entities..     1,108          229          8,661             --         9,998
    Intercompany note receivables...........   233,444        3,015             86       (236,545)           --
    Property and equipment--at cost:
      Land and buildings....................        --        3,220          7,640             --        10,860
      Aircraft and equipment................     3,630      149,544        401,678             --       554,852
                                            ----------    ---------     ----------    -----------    ----------
                                                 3,630      152,764        409,318             --       565,712
      Less:  Accumulated depreciation
           and amortization.................    (2,772)     (72,292)       (47,732)            --      (122,796)
                                            ----------    ---------     ----------    -----------   -----------
                                                   858       80,472        361,586             --       442,916
    Other assets............................    12,607       18,200           (325)           111        30,593
                                            ----------    ---------     ----------    -----------   -----------
                                            $  507,379    $ 170,450     $  514,176    $  (459,975)  $   732,030
                                            ==========    =========     ==========    ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current liabilities:
      Accounts payable......................$      148    $   4,378     $   33,764    $    (2,756)  $    35,534
      Accrued liabilities...................     7,033       11,171         24,620           (429)       42,395
      Deferred taxes........................        --           --         17,697             --        17,697
      Current maturities of long-term debt..        --           --         10,037             --        10,037
                                            ----------    ---------     ----------    -----------   -----------
          Total current liabilities.........     7,181       15,549         86,118         (3,185)      105,663
    Long-term debt, less current maturities.   190,922           --         42,693             --       233,615
    Intercompany notes payable..............     6,364           --        229,962       (236,326)           --
    Other liabilities and deferred credits..         4        2,364            632             --         3,000
    Deferred taxes..........................       907       32,815         61,186             --        94,908
    Minority interest.......................    10,716           --             --             --        10,716

    Stockholders' investment:
      Common stock..........................       211        4,048          1,384         (5,432)          211
      Additional paid in capital............   116,053       58,318         16,800        (75,118)      116,053
      Retained earnings.....................   173,114       57,356         78,628       (135,984)      173,114
      Accumulated other comprehensive
           income (loss)....................     1,907           --         (3,227)        (3,930)       (5,250)
                                            ----------    ---------     ----------    -----------   -----------
                                               291,285      119,722         93,585       (220,464)      284,128
                                            ----------    ---------     ----------    -----------   -----------
                                            $  507,379    $ 170,450     $  514,176    $  (459,975)  $   732,030
                                            ==========    =========     ==========    ===========   ===========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            Supplemental Condensed Consolidating Statement of Income

                            Year Ended March 31, 1999

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
GROSS REVENUE
Operating revenue...........................$       10    $ 140,519     $  325,911    $        --   $    466,440
Intercompany revenue........................       224       10,141            690        (11,055)            --
Gain (loss) on disposal of equipment........        11          227          2,162             --          2,400
                                            ----------    ---------     ----------    -----------   ------------
                                                   245      150,887        328,763        (11,055)       468,840
OPERATING EXPENSES
Direct cost.................................       (12)     113,979        249,305             --        363,272
Intercompany expense........................        --          690         10,365        (11,055)            --
Depreciation and amortization...............       163       10,019         22,560             --         32,742
General and administrative..................     5,339        6,695         17,813             --         29,847
                                            ----------    ---------     ----------    -----------   ------------
                                                 5,490      131,383        300,043        (11,055)       425,861
                                            ----------    ---------     ----------    -----------   ------------

OPERATING INCOME............................    (5,245)      19,504         28,720             --         42,979
Earnings from unconsolidated entities.......    15,488           --          5,108        (15,492)         5,104
Interest income ............................    28,207          494          1,128        (26,369)         3,460
Interest expense............................    14,458            1         31,721        (26,369)        19,811
                                            ----------    ---------     ----------    -----------   ------------
INCOME BEFORE PROVISION
       FOR INCOME TAXES.....................    23,992       19,997          3,235        (15,492)        31,732
Allocation of consolidated income taxes.....     1,836        6,704            969             --          9,509
Minority interest...........................    (1,236)          --            (67)            --         (1,303)
                                            ----------    ---------     ----------    -----------   ------------
NET INCOME..................................$   20,920    $  13,293     $    2,199    $   (15,492)  $     20,920
                                            ==========    =========     ==========    ===========   ============

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          Supplemental Condensed Consolidating Statement of Cash Flows

                            Year Ended March 31, 1999

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
Net cash provided by operating activities...$   10,791    $  10,447     $   26,747    $      1,692  $    49,677
                                            ----------    ---------     ----------    ------------  -----------

Cash flows from investing activities:
       Capital expenditures.................        --       (5,543)       (13,676)             --      (19,219)
       Proceeds from asset dispositions.....        15          488          5,733              --        6,236
                                            ----------    ---------     ----------    ------------  -----------
Net cash provided by (used in) investing
       activities...........................        15       (5,055)        (7,943)             --      (12,983)

Cash flows from financing activities:
       Proceeds from borrowings.............        20           --             --             (20)          --
       Repayment of debt....................    (3,300)          --         (9,976)         (1,672)     (14,948)
       Repurchase of common stock...........    (7,128)          --             --              --       (7,128)
       Issuance of common stock.............       113           --             --              --          113
                                            ----------    ---------     ----------    ------------  -----------
Net cash used in financing activities.......   (10,295)          --         (9,976)         (1,692)     (21,963)
                                            ----------    ---------     ----------    ------------  -----------

Effect of exchange rate changes in cash.....        --           --           (213)             --         (213)
                                            ----------    ---------     ----------    ------------  -----------

Net increase in cash and cash equivalents...       511        5,392          8,615              --       14,518

Cash and cash equivalents at beginning of
       period...............................    34,264        5,192         16,620              --       56,076
                                            ----------    ---------     ----------    ------------  -----------
Cash and cash equivalents at end of period..$   34,775    $  10,584     $   25,235    $         --  $    70,594
                                            ==========    =========     ==========    ============  ===========


                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            Supplemental Condensed Consolidating Statement of Income

                            Year Ended March 31, 1998

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
GROSS REVENUE
Operating revenue...........................$       20    $ 141,179     $  285,694    $        --   $    426,893
Intercompany revenue........................       280       10,345            308        (10,933)            --
Gain (loss) on disposal of equipment........        --         (439)           201             --           (238)
                                            ----------    ---------     ----------    -----------   ------------
                                                   300      151,085        286,203        (10,933)       426,655
OPERATING EXPENSES
Direct cost.................................         7      112,246        199,388             --        311,641
Intercompany expense........................        --          243         10,690        (10,933)            --
Depreciation and amortization...............       589        8,949         22,702             --         32,240
General and administrative..................     5,632        5,289         15,389             --         26,310
                                            ----------    ---------     ----------    -----------   ------------
                                                 6,228      126,727        248,169        (10,933)       370,191
                                            ----------    ---------     ----------    -----------   ------------

OPERATING INCOME............................    (5,928)      24,358         38,034             --         56,464
Earnings from unconsolidated entities.......    27,185           --          7,207        (27,187)         7,205
Interest income ............................    20,288          282          1,314        (18,903)         2,981
Interest expense............................     7,419           --         32,020        (18,903)        20,536
                                            ----------    ---------     ----------    -----------   ------------
INCOME FROM CONTINUING
       OPERATIONS BEFORE PROVISION
       FOR INCOME TAXES.....................    34,126       24,640         14,535        (27,187)        46,114
Allocation of consolidated income taxes.....     1,809        8,028          3,996             --         13,833
Minority interest...........................    (1,016)          --            (11)            --         (1,027)
                                            ----------    ---------     ----------    -----------   ------------
INCOME FROM CONTINUING
       OPERATIONS...........................    31,301       16,612         10,528        (27,187)        31,254
Discontinued operations:
       Income (loss) from CPS operations....       107           --             47             --            154
                                            ----------    ---------     ----------    -----------   ------------
NET INCOME..................................$   31,408    $  16,612     $   10,575    $   (27,187)  $     31,408
                                            ==========    =========     ==========    ============  ============

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          Supplemental Condensed Consolidating Statement of Cash Flows

                            Year Ended March 31, 1998

                             (thousands of dollars)

                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            ----------    ------------  ------------  ------------  ------------
Net cash provided by operating activities...$  (93,486)   $  27,903     $   49,389    $     85,140  $    68,946
                                            ----------    ---------     ----------    ------------  -----------

Cash flows from investing activities:
       Capital expenditures.................      (155)     (27,706)       (42,604)             --      (70,465)
       Proceeds from asset dispositions.....        --        1,450          9,513              --       10,963
       Cash received from CPS disposal......        --           --          5,700              --        5,700
       Acquisitions, net of cash received...        --           --           (353)             --         (353)
                                            ----------    ---------     ----------    ------------  -----------

Net cash used in investing activities.......      (155)     (26,256)       (27,744)             --      (54,155)
                                            ----------    ---------     ----------    ------------  -----------

Cash flows from financing activities:
       Proceeds from borrowings.............    98,723           --        109,955         (85,140)     123,538
       Repayment of debt....................        --           --       (120,519)             --     (120,519)
       Issuance of common stock.............     7,723           --             --              --        7,723
                                            ----------    ---------     ----------    ------------  -----------
Net cash provided by (used in) financing
       activities...........................   106,446           --        (10,564)        (85,140)      10,742
                                            ----------    ---------     ----------    ------------  -----------

Effect of exchange rate changes in cash.....        --           --            714              --          714
                                            ----------    ---------     ----------    ------------  -----------

Net increase in cash and cash equivalents...    12,805        1,647         11,795              --       26,247

Cash and cash equivalents at beginning of
       period...............................    21,459        3,545          4,825              --       29,829
                                            ----------    ---------     ----------    ------------  -----------
Cash and cash equivalents at end of period..$   34,264    $   5,192     $   16,620    $         --  $    56,076
                                            ==========    =========     ==========    ============  ===========

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None


                                  PART III

ITEM 10.   Directors and Executive Officers of the Registrant

     There is incorporated by reference herein the information under the caption "Information Concerning Nominees" contained in the registrant's definitive proxy statement for use in connection with this year's Annual Stockholders' Meeting.

ITEM 11.   Executive Compensation

     There is incorporated by reference herein the information under the caption
"Executive   Compensation"   contained  in  the  registrant's  definitive  proxy
statement for use in connection with this year's Annual Stockholders' Meeting.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     There is incorporated by reference herein the information under the captions "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees" contained in the registrant's definitive proxy statement for use in connection with this year's Annual Stockholders' Meeting.

ITEM 13.   Certain Relationships and Related Transactions

      There is incorporated by reference herein the information under the caption "Executive Compensation" contained in the registrant's definitive proxy statement for use in connection with this year's Annual Stockholders' Meeting.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements --
       Report of Independent Public Accountants
       Consolidated Balance Sheet-- March 31, 2000 and 1999.
       Consolidated Statement of Income for the years ended March 31, 2000, 1999 and 1998.
       Consolidated  Statement of  Stockholders' Investment  for the years ended
             March 31, 2000, 1999 and 1998.
       Consolidated  Statement of Cash Flows for the years ended March 31, 2000,
          1999 and 1998.
       Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

     All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

                                                     Incorporated
                                                    by Reference to
                                                    Registration or    Form or              Exhibit
Exhibits                                              File Number       Report     Date      Number
-------------------------------------------------   ---------------   ---------  ---------  --------
(a)(3)
      (3)  Articles of Incorporation and By-laws
            (1)   Delaware Certificate of            0-5232            10-K      June 1989   3(10)
                  Incorporation
            (2)   Agreement and Plan of Merger       0-5232            10-K      June 1989   3(11)
                  dated December 29, 1987
            (3)   Certificate of Merger dated        0-5232            10-K      June 1990   3(3)
                  December 29, 1987
            (4)   Certificate of Correction of       0-5232            10-K      June 1990   3(4)
                  Certificate of Merger dated
                  January 20, 1988
            (5)   Certificate of Amendment of        0-5232            10-K      June 1990   3(5)
                  Certificate of Incorporation
                  dated November 30, 1989
            (6)   Certificate of Amendment of        0-5232             8-K      Dec. 1992   3
                  Certificate of Incorporation
                  dated December 9, 1992
            (7)   Rights Agreement and Form of       0-5232             8A       Feb. 1996   4
                  Rights Certificate
            (8)   Amended and Restated By-laws       0-5232             8-K      Feb. 1996   3(7)
            (9)   Certificate of Designation of      0-5232            10-K      June 1996   3(9)
                  Series A Junior Participating
                  Preferred Stock
            (10)  First Amendment to Rights          0-5232             8-A/A    May 1997    5
                  Agreement

      (4) Instruments defining the rights of
          security holders, including indentures
            (1)   Indenture dated as of December     0-5232            10-Q      Dec. 1996   4(1)
                  15, 1996, between Fleet National
                  Bank and the Company
            (2)   Registration Rights Agreement      0-5232            10-Q      Dec. 1996   4(2)
                  dated December 17, 1996, between
                  the Company and Jefferies &
                  Company, Inc., Simmons & Company
                  International, and Johnson Rice
                  & Company L.L.C.
            (3)   Registration Rights Agreement      0-5232            10-Q      Dec. 1996   4(3)
                  dated December 19, 1996, between
                  the Company and Caledonia
                  Industrial and Services Limited
            (4)   Indenture, dated as of January     333-48803          S-4      March 1998   4.1
                  27, 1998, among the Company, the
                  Guarantors and State Street Bank
                  and Trust Company
            (5)   Registration Rights Agreement,     333-48803          S-4      March 1998   4.2
                  dated as of January 22, 1998,
                  among the Company, the
                  Guarantors and Jefferies &
                  Company, Inc.

                                                     Incorporated
                                                    by Reference to
                                                    Registration or    Form or              Exhibit
Exhibits                                              File Number       Report     Date      Number
-------------------------------------------------   ---------------   ---------  ---------  --------
(a)(3)
      (10) Material Contracts
            (1)   Employee Incentive Award Plan *        0-5232        10-K      June 1981   10(5)
            (2)   Executive Welfare Benefit             33-9596         S-4      Dec. 1986   10(ww)
                  Agreement,  similar agreement
                  omitted pursuant to Instruction 2
                  to Item 601 of Regulation S-K *
            (3)   Executive Welfare Benefit             33-9596         S-4      Dec. 1986   10(xx)
                  Agreement, similar agreements are
                  omitted pursuant to Instruction 2
                  to Item 601 of Regulation S-K *
            (4)   Offshore Logistics, Inc. 1989          0-5232        10-K      June 1990   (28)
                  Incentive Plan *
            (5)   Offshore Logistics, Inc. 1991         33-50946        S-8      Aug. 1992   4.1
                  Non-qualified Stock Option Plan
                  for Non-employee Directors *
            (6)   Agreement and Plan of Merger          33-79968        S-4      Aug. 1994   2(1)
                  dated as of June 1, 1994, as
                  amended
            (7)   Shareholders Agreement dated as       33-79968        S-4      Aug. 1994   2(2)
                  of June 1, 1994
            (8)   Proposed Form of Non-competition      33-79968        S-4      Aug. 1994   2(3)
                  Agreement with Individual
                  Shareholders
            (9)   Proposed Form of Joint Venture        33-79968        S-4      Aug. 1994   2(4)
                  Agreement
            (10)  Offshore Logistics, Inc. 1994         33-87450        S-8      Dec. 1994   84
                  Long-Term Management Incentive
                  Plan *
            (11)  Offshore Logistics, Inc. Annual        0-5232        10-K      June 1995   10(20)
                  Incentive Compensation Plan *
            (12)  Indemnity Agreement, similar           0-5232        10-K      March 1997  10(14)
                  agreements  with other directors
                  of the  Company  are omitted
                  pursuant to Instruction 2 to
                  Item 601 of Regulation S-K.
            (13)  Master Agreement dated December        0-5232         8-K      Dec. 1996   2(1)
                  12, 1996
            (14)  Change of Control Agreement            0-5232        10-Q      Sept. 1997  10(1)
                  between the Company and George M.
                  Small.  Substantially identical
                  contracts with five other officers
                  are omitted pursuant to Item 601 of
                  Regulation S-K Instructions. *
            (15)  Offshore Logistics, Inc. 1994          0-5232        10-K      March 1999  10(15)
                  Long-Term Management Incentive
                  Plan, as amended *
            (16)  Agreement between Pilots               0-5232        10-K      March 1999  10(16)
                  Represented by Office and
                  Professional Employees
                  International Union, AFL-CIO and
                  Offshore Logistics, Inc.

* Compensatory Plan or Arrangement

     Agreements with respect to certain of the Company's long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

   (21)  Subsidiaries of the registrant.
   (23)  Consent of Arthur Andersen LLP
   (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      There were no Form 8-K filings during the quarter ended March 31, 2000.

                                                                      EXHIBIT 21

                            OFFSHORE LOGISTICS, INC.

                Subsidiaries of the Registrant at March 31, 2000

                                                                                Percentage
                                                        Place of                 of Voting
                   Company                            Incorporation             Stock Owned
----------------------------------------------------  ----------------------    -----------
Air Logistics of Alaska, Inc........................    Alaska                        100%
Air Logistics, L.L.C................................    Louisiana                     100%
Aircopter Maintenance International, Inc............    Panama                         49%
Airlog International, Inc...........................    Panama                        100%
Airlog Part Sales, Inc..............................    Louisiana                     100%
Brilog Leasing Limited..............................    Cayman Islands                100%
Bristow Aviation Holdings Limited...................    England                        49%
Bristow Helicopters Australia Pty. Ltd..............    Australia                      49% *
Bristow Helicopters International Limited...........    England                        49%
Bristow Helicopters Limited.........................    England                        49%
Bristow Helicopters Nigeria Limited.................    Nigeria                        40% *
Bristow Helicopter Group Limited....................    England                        49%
FBS Limited.........................................    England                        50% *
Grasso Corporation..................................    Delaware                      100%
Grasso Production Management........................    Texas                         100%
Guaranty Financial International, N.A...............    Netherlands Antilles           49%
Heliflight Services, Inc............................    Texas                          49%
Heliservicio Campeche S.A. de C.V.  ................    Mexico                         49%
Hemisco Helicopters International,  Inc.............    Panama                         49%
Medic Systems International, Inc....................    Panama                        100%
Medic Systems, Inc..................................    Delaware                      100%
Norsk Helikopter AS.................................    Norway                         49% *
Offshore Logistics International, Inc...............    Panama                        100%
Offshore Logistics Management Services, Inc.........    Louisiana                     100%
Petroleum Air Services..............................    Egypt                          25%



*  percentage owned by Bristow Helicopters Limited

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OFFSHORE LOGISTICS, INC.

                                 By: /s/ H. Eddy Dupuis
                                    ------------------------------------------
                                     H. Eddy Dupuis
                                     Vice President-- Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
June 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



--------------------------------
    Peter N. Buckley                  Director                    June 28, 2000

 /s/ J. H. Cartwright
--------------------------------
    Jonathan H. Cartwright            Director                    June 28, 2000

 /s/ Louis F. Crane
--------------------------------
    Louis F. Crane               Chairman of the Board, Chief     June 28, 2000
                                Executive Officer and Director

---------------------------------
    David M. Johnson                  Director                    June 28, 2000

 /s/ Kenneth M. Jones
---------------------------------
    Kenneth M. Jones                  Director                    June 28, 2000

 /s/ Harry C. Sager
---------------------------------
    Harry C. Sager                    Director                    June 28, 2000

 /s/ George M. Small
---------------------------------
    George M. Small             President, Chief Operating        June 28, 2000
                                   Officer and Director


---------------------------------
     Howard Wolf                      Director                    June 28, 2000