Form 10-Q
period 2000-06-30
OFFSHORE LOGISTICS INC
filed 2000-08-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000

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


  -------------------------------------------------------------------------
 (Former name,former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 2000.

          21,105,921 shares of Common Stock, $.01 par value

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                (thousands of dollars, except per share amounts)


                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ----------   ----------
GROSS REVENUE
Operating revenue................................................. $  110,579    $ 106,418
Gain on disposal of assets........................................        670          962
                                                                   ----------    ---------
                                                                      111,249      107,380
                                                                   ----------    ---------
OPERATING EXPENSES
Direct cost.......................................................     86,708       84,884
Depreciation and amortization.....................................      8,829        8,184
General and administrative........................................      6,839        6,810
                                                                   ----------    --- -----
                                                                      102,376       99,878
                                                                   ----------    ---------

OPERATING INCOME..................................................      8,873        7,502

Earnings from unconsolidated entities.............................      1,019        1,102
Interest income...................................................        739        1,004
Interest expense..................................................      4,334        4,670
                                                                   ----------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST.............................................      6,297        4,938

Provision for income taxes........................................      1,953        1,531
Minority interest.................................................       (347)        (322)
                                                                   ----------    ---------

NET INCOME........................................................ $    3,997    $   3,085
                                                                   ==========    =========

Net income per common share:
Basic............................................................. $     0.19    $    0.15
                                                                   ==========    =========
Diluted........................................................... $     0.19    $    0.15
                                                                   ==========    =========

                                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (thousands of dollars)


                                                                     JUNE 30,     MARCH 31,
                                                                      2000         2000
                                                                    ----------   ---------

ASSETS
Current Assets:
   Cash and cash equivalents.......................................$    20,833   $  37,935
   Accounts receivable.............................................    108,431      96,387
   Inventories.....................................................     78,602      80,435
   Prepaid expenses................................................      6,841       5,725
                                                                    ----------   ---------
      Total current assets.........................................    214,707     220,482

Investments in unconsolidated entities.............................     16,065      14,093
Property and equipment - at cost:
   Land and buildings..............................................      9,463      11,005
   Aircraft and equipment..........................................    606,605     605,949
                                                                    ----------     -------
                                                                       616,068     616,954
Less:  accumulated depreciation and amortization...................   (153,891)   (142,931)
                                                                    ----------    --------
                                                                       462,177     474,023
Other assets.......................................................     29,435      34,576
                                                                    ----------   ---------

                                                                    $  722,384   $ 743,174
                                                                    ==========   =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable................................................$    26,898   $  30,749
   Accrued liabilities.............................................     54,972      52,082
   Deferred taxes..................................................     17,577      18,443
   Current maturities of long-term debt............................     16,528      16,540
                                                                    ----------   ----------
      Total current liabilities....................................    115,975     117,814

Long-term debt, less current maturities............................    216,090     224,738
Other liabilities and deferred credits.............................      4,071       2,932
Deferred taxes.....................................................     94,719      96,739
Minority interest..................................................     11,662      11,911

Stockholders' Investment:
   Common Stock, $.01 par value, authorized 35,000,000
      shares; outstanding 21,105,921 at June 30 and March 31
      (exclusive of 1,281,050 treasury shares).....................        211         211
   Additional paid-in capital......................................    116,074     116,074
   Retained earnings...............................................    186,001     182,004
   Accumulated other comprehensive income (loss)...................    (22,419)     (9,249)
                                                                    ----------   ---------
                                                                       279,867     289,040
                                                                    ----------   ---------

                                                                    $  722,384   $ 743,174
                                                                    ==========   =========


                                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (thousands of dollars)


                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                     ---------------------
                                                                         2000       1999
                                                                     ----------- ---------
Cash flows from operating activities:
   Net income......................................................$     3,997   $   3,085
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization...................................      8,829       8,184
   Increase (decrease) in deferred taxes...........................        592         (50)
   (Gain) loss on asset dispositions...............................       (670)       (962)
   Equity in earnings from unconsolidated entities
      (over) under dividends received..............................       (833)       (605)
   Minority interest in earnings...................................        347         322
   (Increase) decrease in accounts receivable......................    (16,653)     (2,866)
   (Increase) decrease in inventories..............................       (265)      1,943
   (Increase) decrease in prepaid expenses and other...............      3,712         505
   Increase (decrease) in accounts payable.........................     (2,575)      6,828
   Increase (decrease) in accrued liabilities......................      4,393      (3,341)
   Increase (decrease) in other liabilities and deferred credits...      1,140       1,251
                                                                    ----------   ---------
Net cash provided by operating activities..........................      2,014      14,294
                                                                    ----------   ---------


Cash flows from investing activities:
   Capital expenditures............................................    (12,204)     (1,421)
   Proceeds from asset dispositions................................      2,024       3,957
   Investments.....................................................     (1,200)         --
                                                                    ----------   ---------
Net cash provided by (used in) investing activities................    (11,380)      2,536
                                                                    ----------   ---------

Cash flows from financing activities:
   Repayment of debt...............................................     (6,937)     (3,231)
                                                                    ----------   ---------
Net cash used in financing activities..............................     (6,937)     (3,231)
                                                                    ----------   ---------

Effect of exchange rate changes in cash............................       (799)       (391)

Net increase (decrease) in cash and cash equivalents...............    (17,102)     13,208
Cash and cash equivalents at beginning of period...................     37,935      70,594
                                                                    ----------   ---------
Cash and cash equivalents at end of period.........................$    20,833   $  83,802
                                                                   ===========   =========

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest........................................................$     3,651   $   4,139
   Income taxes....................................................$       340   $     789

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE B - EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three months ended June 30, 2000 excluded 3,976,928 shares related to the convertible debt and 319,500 stock options, at a weighted average exercise price of $19.06, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three months ended June 30, 1999 excluded 3,976,928 shares related to the convertible debt and 868,500 stock options, at a weighted average exercise price of $15.05, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:


                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                ---------------------------
                                                                   2000            1999
                                                                -----------     -----------
Net income (thousands of dollars):
   Income available to common stockholders...................   $     3,997    $     3,085
   Interest on convertible debt, net of taxes................            --             --
                                                                -----------     ----------
   Income available to common stockholders,
        plus assumed conversions.............................   $     3,997    $     3,085
                                                                ===========     ==========


Shares:
   Weighted average number of common shares outstanding......    21,105,921     21,103,421
   Options...................................................       211,894         14,580
   Convertible debt..........................................            --             --
   Weighted average number of common shares outstanding,         ----------     ----------
        plus assumed conversions.............................    21,317,815     21,118,001
                                                                 ==========     ==========

Net income per share:
   Basic.....................................................   $      0.19    $      0.15
                                                                ===========    ===========
   Diluted...................................................   $      0.19    $      0.15
                                                                ===========    ===========

NOTE C - COMMITMENTS AND CONTINGENCIES

     On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by Air Logistics, LLC and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

NOTE D - COMPREHENSIVE INCOME

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):
                                                    THREE MONTHS ENDED
                                                        JUNE 30,
                                                   --------------------
                                                     2000        1999
                                                   ---------  ---------

Net Income.......................................  $  3,997   $  3,085
Other Comprehensive Income:
   Currency translation adjustments..............   (13,170)    (6,491)
                                                   ---------  ---------
Comprehensive Income (Loss)......................  $ (9,173)  $ (3,406)
                                                   =========  =========


NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, no later than April 1, 2001. The Company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement is not expected to materially affect the Company's financial position or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

NOTE F - SEGMENT INFORMATION

SFAS  No.  131,  "Disclosures  about  Segments  of  An  Enterprise  and  Related
Information", requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments:
Helicopter activities and Production management and related services. The following shows reportable segment information for the three months ended June 30, 2000 and 1999, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              -----------------------
                                                                2000          1999
                                                              ---------     ---------
Segment operating revenue from external customers:
    Helicopter activities...................................  $  99,456     $  96,762
    Production management and related services..............     11,022         9,498
                                                              ---------     ---------
        Total segment operating revenue.....................  $ 110,478     $ 106,260
                                                              =========     =========

Intersegment operating revenue:
    Helicopter activities...................................  $   1,072     $     654
    Production management and related services..............         --            --
                                                              ---------     ---------
        Total intersegment operating revenue................  $   1,072     $     654
                                                              =========     =========

Consolidated operating revenue reconciliation:
    Helicopter activities...................................  $ 100,528     $  97,416
    Production management and related services..............     11,022         9,498
    Corporate...............................................      2,463         2,052
    Intersegment eliminations...............................     (3,434)       (2,548)
                                                              ---------     ---------
        Total consolidated operating revenue................  $ 110,579     $ 106,418
                                                              =========     =========

Consolidated operating income reconciliation:
    Helicopter activities...................................  $   7,819     $   6,064
    Production management and related services..............        666           567
                                                              ---------     ---------
        Total segment operating income......................      8,485         6,631
    Gain on disposal of assets..............................        670           962
    Corporate...............................................       (282)          (91)
                                                              ---------     ---------
        Total consolidated operating income.................  $   8,873     $   7,502
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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000

                                                Parent                               Non-
                                                Company          Guarantor        Guarantor
                                                 Only          Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                             ------------      ------------      ------------     ------------       ------------
ASSETS
  Current assets:
    Cash and cash equivalents................$      5,719      $      2,390      $     12,724     $         --       $     20,833
    Accounts receivable......................         449            24,674            85,797           (2,489)           108,431
    Inventories..............................          --            38,629            39,973               --             78,602
    Prepaid expenses.........................         201             1,302             5,338               --              6,841
                                             ------------      ------------      ------------     ------------       ------------
       Total current assets..................       6,369            66,995           143,832           (2,489)           214,707

  Intercompany investment....................     204,811                --                --         (204,811)                --
  Investments in unconsolidated entities.....       1,108               229            14,728               --             16,065
  Intercompany note receivables..............     287,060                --                --         (287,060)                --

  Property and equipment--at cost:

    Land and buildings.......................          --             3,207             6,256               --              9,463
    Aircraft and equipment...................       4,520           159,317           442,768               --            606,605
                                             ------------      ------------      ------------     ------------       ------------
                                                    4,520           162,524           449,024               --            616,068
  Less:  Accumulated depreciation
       and amortization......................      (3,035)          (78,137)          (72,719)              --           (153,891)
                                             ------------      ------------      ------------     ------------       ------------
                                                    1,485            84,387           376,305               --            462,177
  Other assets...............................      11,014            16,339             1,971              111             29,435
                                             ------------      ------------      ------------     ------------       ------------

                                             $    511,847      $    167,950      $    536,836     $   (494,249)      $    722,384
                                             ============      ============      ============     ============       ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current liabilities:
    Accounts payable.........................$        396      $      3,902      $     24,591     $     (1,991)      $     26,898
    Accrued liabilities......................       6,721            12,655            36,099             (503)            54,972
    Deferred taxes...........................          --                --            17,577               --             17,577
    Current maturities of long-term debt.....          --                --            16,528               --             16,528
                                             ------------      ------------      ------------     ------------       ------------
      Total current liabilities..............       7,117            16,557            94,795           (2,494)           115,975

  Long-term debt, less current maturities....     190,922                --            25,168               --            216,090
  Intercompany notes payable.................       3,787               329           282,939         (287,055)                --
  Other liabilities and deferred credits.....         270             2,262             1,539               --              4,071
  Deferred taxes.............................      10,194            34,783            49,742               --             94,719
  Minority interest..........................      11,662                --                --               --             11,662

  Stockholders' investment:

    Common stock.............................         211             4,048             1,384           (5,432)               211
    Additional paid in capital...............     116,074            52,567            12,850          (65,417)           116,074
    Retained earnings........................     186,001            54,280            65,158         (119,438)           186,001
    Accumulated other comprehensive
       income (loss)  .......................     (11,267)               --             3,261          (14,413)           (22,419)
                                             ------------      ------------      ------------     ------------       ------------
                                                  291,019           110,895            82,653         (204,700)           279,867
                                             ------------      ------------      ------------     ------------       ------------
                                             $    514,971      $    164,826      $    536,836     $   (494,249)      $    722,384
                                             ============      ============      ============     ============       ============


            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2000

                                                Parent                               Non-
                                                Company          Guarantor        Guarantor
                                                 Only          Subsidiaries      Subsidiaries    Eliminations       Consolidated
                                             -----------       ------------     -------------    ------------       ------------
GROSS REVENUE

Operating revenue............................$        102     $      35,929      $    74,548      $         --       $    110,579
Intercompany revenue.........................          --             2,617               85            (2,702)                --
Gain on disposal of assets...................          --                --              670                --                670
                                             ------------     -------------      -----------      ------------       ------------
                                                      102            38,546           75,303            (2,702)           111,249
OPERATING EXPENSES

Direct cost .................................           4            30,715           55,989                --             86,708
Intercompany expense.........................          --                85            2,617            (2,702)                --
Depreciation and amortization................         100             2,566            6,163                --              8,829
General and administrative...................       1,514             1,713            3,612                --              6,839
                                             ------------     -------------      -----------      ------------       ------------
                                                    1,618            35,079           68,381            (2,702)           102,376
                                             ------------     -------------      -----------      ------------       ------------

OPERATING INCOME (LOSS)......................      (1,516)            3,467            6,922                --              8,873

Earnings from unconsolidated entities........       2,365                --            1,019            (2,365)             1,019
Interest income..............................       7,638                42              507            (7,448)               739
Interest expense.............................       3,456                 9            8,317            (7,448)             4,334
                                             ------------     -------------      -----------      ------------       ------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES AND MINORITY INTEREST....       5,031             3,500              131            (2,365)             6,297
Allocation of consolidated income taxes......         687             1,226               40                --              1,953
Minority Interest............................        (347)               --               --                --               (347)
                                             ------------     -------------      -----------      ------------       ------------

NET INCOME...................................  $    3,997       $     2,274      $        91     $      (2,365)      $      3,997
                                             =============    ==============     ===========      =============      =============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 2000

                                                  Parent                             Non-
                                                  Company       Guarantor          Guarantor
                                                   Only        Subsidiaries      Subsidiaries     Eliminations       Consolidated
                                                ----------     -----------      -------------     ------------       ------------
Net cash provided by (used in)
      operating activities.....................$    (8,632)    $     1,174       $     2,242       $     7,230         $    2,014
                                               -----------     -----------       ------------       -----------         ----------

Cash flows from investing activities:

      Capital expenditures.....................       (186)         (1,107)          (10,911)               --            (12,204)
      Proceeds from asset dispositions.........         --              --             2,024                --              2,024
      Investments .............................         --              --            (1,200)               --             (1,200)
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      investing activities.....................       (186)         (1,107)          (10,087)               --            (11,380)
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from financing activities:

      Proceeds from borrowings.................         --              --             7,230            (7,230)                --
      Repayment of debt........................         --              --            (6,937)               --             (6,937)
                                               -----------     -----------       -----------       -----------         ----------
Net cash used in financing activities..........         --              --               293            (7,230)            (6,937)
                                               -----------     -----------       -----------       -----------         ----------

Effect of exchange rate changes in cash........         --              --              (799)               --               (799)
                                               -----------     -----------       -----------       -----------         ----------

Net increase (decrease) in cash and
      cash equivalents.........................     (8,818)             67            (8,351)               --            (17,102)

Cash and cash equivalents
      at beginning of period...................     14,537           2,323            21,075                --             37,935
                                               -----------     -----------       -----------       -----------         ----------

Cash and cash equivalents
       at end of period........................$     5,719     $     2,390       $    12,724       $        --         $   20,833
                                               ===========     ===========       ===========       ===========         ==========

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000

                                                 Parent                             Non-
                                                 Company         Guarantor        Guarantor
                                                  Only          Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                             ------------       -------------    -------------     --------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents................$     14,537      $      2,323      $     21,075     $         --       $     37,935
    Accounts receivable......................         280            22,822            75,116           (1,831)            96,387
    Inventories..............................          --            38,023            42,412               --             80,435
    Prepaid expenses.........................         227               558             4,940               --              5,725
                                             ------------      ------------      ------------     ------------       ------------
       Total current assets..................      15,044            63,726           143,543           (1,831)           220,482

  Intercompany investment....................     201,410                --                --         (210,410)                --
  Investments in unconsolidated entities.....       1,108               229            12,756               --             14,093
  Intercompany note receivables..............     286,388                --             3,844         (290,232)                --

  Property and equipment--at cost:

    Land and buildings.......................          --             3,220             7,785               --             11,005
    Aircraft and equipment...................       4,335           155,867           445,747               --            605,949
                                             ------------      ------------      ------------     ------------       ------------
                                                    4,335           159,087           453,532               --            616,954
  Less:  Accumulated depreciation
       and amortization......................      (2,939)          (75,943)          (64,049)              --           (142,931)
                                             ------------      ------------      ------------     ------------       ------------
                                                    1,396            83,144           389,483               --            474,023
  Other assets...............................      11,558            16,700             6,207              111             34,576
                                             ------------      ------------      ------------     ------------       ------------

                                             $    516,904      $    163,799      $    555,833     $   (493,362)      $    743,174
                                             ============      ============      ============     ============       ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current liabilities:
    Accounts payable.........................$        196      $      4,931      $     27,151     $     (1,529)      $     30,749
    Accrued liabilities......................       6,074            10,028            36,286             (306)            52,082
    Deferred taxes...........................          --                --            18,443               --             18,443
    Current maturities of long-term debt.....          --                --            16,540               --             16,540
                                             ------------      ------------      ------------     ------------       ------------
      Total current liabilities..............       6,270            14,959            98,420           (1,835)           117,814

  Long-term debt, less current maturities....     190,922                --            33,816               --            224,738
  Intercompany notes payable.................       3,844               379           286,004         (290,227)                --
  Other liabilities and deferred credits.....         272             2,223               437               --              2,932
  Deferred taxes.............................       9,508            33,564            53,667               --             96,739
  Minority interest..........................      11,911                --                --               --             11,911

  Stockholders' investment:

    Common stock.............................         211             4,048             1,384           (5,432)               211
    Additional paid in capital...............     116,074            52,567            15,928          (68,495)           116,074
    Retained earnings........................     182,004            56,059            65,068         (121,127)           182,004
    Accumulated other comprehensive
       income (loss).........................      (4,112)               --             1,109           (6,246)            (9,249)
                                             ------------      ------------      ------------     ------------       ------------
                                                  294,177           112,674            83,489         (201,300)           289,040
                                             ------------      ------------      ------------     ------------       ------------
                                                $ 516,904      $    163,799      $    555,833     $   (493,362)     $     743,174
                                             ============      ============      ============     =============     =============


            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1999

                                                Parent                               Non-
                                                Company          Guarantor        Guarantor
                                                 Only          Subsidiaries      Subsidiaries    Eliminations       Consolidated
                                             ------------      ------------     -------------    ------------       ------------
GROSS REVENUE

Operating revenue............................$        158     $      30,540      $    75,720      $         --       $    106,418
Intercompany revenue.........................          --             1,900               97            (1,997)                --
Gain on disposal of assets...................           2               741              219                --                962
                                             ------------     -------------      -----------      ------------       ------------
                                                      160            33,181           76,036            (1,997)           107,380
OPERATING EXPENSES

Direct cost .................................          --            25,320           59,564                --             84,884
Intercompany expense.........................          --                97            1,900            (1,997)                --
Depreciation and amortization................          41             2,554            5,589                --              8,184
General and administrative...................       1,410             1,434            3,966                --              6,810
                                             ------------     -------------      -----------      ------------       ------------
                                                    1,451            29,405           71,019            (1,997)            99,878
                                             ------------     -------------      -----------      ------------       ------------

OPERATING INCOME (LOSS)......................      (1,291)            3,776            5,017                --              7,502

Earnings from unconsolidated entities........       1,637                --            1,102            (1,637)             1,102
Interest income..............................       7,261               130              409            (6,796)             1,004
Interest expense.............................       3,569                --            7,897            (6,796)             4,670
                                             ------------     -------------      -----------      ------------       ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND MINORITY INTEREST.....       4,038             3,906           (1,369)           (1,637)             4,938
Allocation of consolidated income taxes......         631             1,311             (411)               --              1,531
Minority interest............................        (322)               --               --                --               (322)
                                             ------------     -------------      -----------      ------------       ------------

NET INCOME                                      $   3,085       $     2,595      $      (958)     $     (1,637)      $      3,085
                                             ============     ==============     ============     =============      ============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                  Parent                             Non-
                                                  Company       Guarantor          Guarantor
                                                   Only        Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                ----------     ------------      ------------      ------------       ------------
Net cash provided by (used in)
      operating activities.....................$     7,967     $    (1,095)      $    21,742       $   (14,320)        $   14,294
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from investing activities:

      Capital expenditures.....................        (44)           (215)           (1,162)               --             (1,421)
      Proceeds from asset dispositions.........         12           1,378             2,567                --              3,957
      Investments..............................      2,751          (2,751)               --                --                 --
                                               -----------     -----------       -----------       -----------         ----------
Net cash provided by (used in)
      investing activities.....................      2,719          (1,588)            1,405                --              2,536
                                               -----------     -----------       -----------       -----------         ----------

Cash flows from financing activities:

      Repayment of debt........................    (14,320)             --            (3,231)           14,320             (3,231)
                                               -----------     -----------       -----------       -----------         ----------
Net cash used in financing activities..........    (14,320)             --            (3,231)           14,320             (3,231)
                                               -----------     -----------       -----------       -----------         ----------

Effect of exchange rate changes in cash........         --              --              (391)               --               (391)
                                               -----------     -----------       -----------       -----------         ----------

Net increase (decrease) in cash and
      cash equivalents.........................     (3,634)         (2,683)           19,525                --             13,208

Cash and cash equivalents
      at beginning of period...................     34,775          10,584            25,235                --             70,594
                                               -----------     -----------       -----------       -----------         ----------

Cash and cash equivalents
       at end of period........................$    31,141     $     7,901       $    44,760       $        --         $   83,802
                                               ===========     ===========       ===========       ===========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Company, through its Air Logistics' subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production management services to the domestic offshore oil and gas industry through its wholly owned subsidiary, Grasso Production Management, Inc. ("GPM").

RESULTS OF OPERATIONS

           A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                          ---------------------------------
                                                                                              2000              1999
                                                                                          -------------     ---------------

Operating revenue......................................................................  $      110,579     $       106,418
Gain on disposal of assets.............................................................             670                 962
Operating expenses.....................................................................        (102,376)            (99,878)
                                                                                         ---------------    ---------------

Operating income.......................................................................           8,873               7,502

Earnings from unconsolidated entities..................................................           1,019               1,102
Interest income (expense), net.........................................................          (3,595)             (3,666)
                                                                                         ---------------    ---------------

Income before provision for income taxes and minority interest.........................           6,297               4,938
Provision for income taxes.............................................................           1,953               1,531
Minority interest......................................................................            (347)               (322)
                                                                                         ---------------    ---------------

Net income.............................................................................  $        3,997     $         3,085
                                                                                         ===============     ===============


           The following table sets forth certain operating information, which will form the basis for discussion of each of the Company's two identified segments, Helicopter Activities and Production Management and Related Services. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").


                                                        THREE MONTHS ENDED JUNE 30,
                                                       ------------------------------
                                                          2000                1999
                                                       -----------         ----------
                                                    (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
       Air Log....................................         26,049             24,400
       Bristow....................................         13,355             16,226
       International..............................         17,466             12,966
                                                        ----------         ----------
           Total..................................         56,870             53,592
                                                        ==========         ==========

Operating revenues:
   Helicopter Activities:
        Air Log....................................     $   25,924         $  21,768
        Bristow....................................         42,774            51,615
        International..............................         32,326            24,128
        Less:  Intercompany........................           (496)              (95)
                                                        -----------        ----------
           Total...................................        100,528            97,416
   Production management and related services......         11,022             9,498
   Corporate.......................................          2,463             2,052
   Less:  Intercompany.............................         (3,434)           (2,548)
                                                        -----------        ----------
          Consolidated total.......................     $  110,579         $ 106,418
                                                        ===========        ==========

Operating income, excluding gain or loss on disposal of assets:
   Helicopter Activities:
        Air Log.....................................    $    2,871         $   2,494
        Bristow.....................................        (1,241)            1,656
        International...............................         6,189             1,914
                                                        -----------         ----------
           Total....................................         7,819             6,064
   Production management and related services.......           666               567
   Corporate........................................          (282)              (91)
                                                        -----------         ----------
           Consolidated total.......................    $    8,203         $   6,540
                                                        ===========        ==========

Gross margin, excluding gain or loss on disposal of assets:
   Helicopter Activities:
        Air Log......................................        11.1%              11.5%
        Bristow......................................        (2.9%)              3.2%
        International................................        19.1%               7.9%
           Total.....................................         7.8%               6.2%
   Production management and related services........         6.0%               6.0%
           Consolidated total........................         7.4%               6.1%



           HELICOPTER ACTIVITIES

     Air Log and Bristow conduct helicopter  activities  principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's respective operations in the following countries:
Australia, Brazil, China, Colombia, Cyprus, India, Kazakhstan, Kosovo, Mexico, Nigeria, Spain, The Maldives and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Brazil, Egypt and Mexico ("unconsolidated entities").


     Operating revenues from helicopter activities increased by 3% during the three months ended June 30, 2000 over the prior year comparable quarter, with operating expenses increasing by only 1%. Higher levels of exploration and development by domestic oil companies and an increase in international contracts, offset by the loss of two major customers in the North Sea effective August 1, 1999, led to the improvement. Flight activity began increasing during the fourth quarter of fiscal 2000 in the Gulf of Mexico and certain international markets, which management believes may be the reversal of a trend of decreasing activity in these markets.

     Air Log's flight hours and revenue increased during the current fiscal quarter by 6.8% and 19.1%, respectively, from the similar quarter in the prior year. An increase in activity was prevalent in both the Gulf of Mexico market and Alaska. The disproportionate increase in revenue in relation to flight hours was due to a shift in the mix of aircraft generating revenue coupled with rate increases which went into effect beginning February 1, 2000. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 32% and 40%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft increased 2% and 7%, respectively. Air Log's operating margin of 11.1% is comparable to the prior year quarter. Continued increases in flight activity from late June 2000 through the date of this filing provide a more optimistic perspective for Gulf of Mexico activities, although there is no certainty that this trend will continue.

     Bristow's flight hours and revenue decreased by 17.7% and 17.1%, respectively, during the quarter from the similar period in the prior year. This decrease in flight activity is the net result of a decrease in North Sea flight hours, offset by an increase in flight hours in Norway. The decrease in North Sea activity is primarily related to the cessation of contracts with two major customers on August 1, 1999, reduced utilization and pricing pressures from customers. These aforementioned contracts accounted for $9.0 million of revenue during the quarter ended June 30, 1999. The North Sea has been more adversely affected by low oil prices due to generally higher exploration and production costs in that area when compared with other production areas around the world. As such, this market is slower to rebound from improved commodity prices. Bristow's operating margin decreased from 3.2% in the quarter ended June 30, 1999 to (2.9)% in the current quarter. This decline in margin is due primarily to the factors discussed above coupled with employee severance cost of $1.5 million recognized during the first quarter of fiscal 2001. These severance costs are the result of management's review of Bristow's North Sea operations and support functions elsewhere in the U.K. Absent these charges, Bristow's operating margin for the current quarter would have been 1.0%. The Company expects to realize at least $5.0 million in combined annual salary savings as a result of the work force reduction. In addition, further cost reductions are being pursued as management works to establish a more cost-effective and competitive organization. However, given the significant reduction in North Sea flight activity, it is likely that Bristow's results and operating margins will be adversely affected for sometime absent increased activity in the North Sea market.

     Internationally, flight hours and revenue increased during the current fiscal quarter by 35% and 34%, respectively, from the similar quarter in the prior year. An increase in activity was prevalent in Brazil, China, Mexico and Nigeria. In Nigeria revenues were up 7% over the prior year quarter as exploration drilling activities in Nigeria improved during the past year. During March 2000, the Company's 49% owned affiliate in Mexico was awarded a $75 million three year contract to provide helicopter transportation services to the Federal Electric Commission of Mexico. Most of the aircraft needed to fulfill the contract requirements are being leased from Air Log. The start up of the contract was in phases over a two-month period, which began March 31, 2000. This contract generated lease revenue of approximately $2.0 million during the quarter. During the quarter, the Company imported a seventh aircraft to Brazil to cover the increased ad hoc flying resulting from the international oil companies expanding into the Brazilian market. Also during the current quarter, the Company completed its investment, subject to approval by relevant government authorities, in a local Brazilian operator. This investment will serve to secure Air Log's presence in Brazil and enhance the local operator's ability to do business with the international oil companies.

           PRODUCTION MANAGEMENT AND RELATED SERVICES

     Operating revenues for GPM increased by 16% during the three months ended June 30, 2000, as compared to the similar period in the prior year. The increase in revenue is primarily due to higher energy prices which resulted in increased production activity in the Gulf of Mexico. GPM was also awarded two significant contracts which resulted in higher revenue for the current quarter. GPM's operating margin remained at 6% during the current quarter.

           CORPORATE AND OTHER

     Consolidated net interest expense declined slightly during the current quarter due to lower debt outstanding offset by lower cash on hand. The effective income tax rate was approximately 31% for the three months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $20.8 million as of June 30, 2000, a $17.1 million decrease from March 31, 2000. Working capital as of June 30, 2000 was $98.7 million, a $4.0 million decrease from March 31, 2000. Total debt was $232.6 million as of June 30, 2000.

     As of June 30, 2000, Bristow had a (pound)15 million ($22.6 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. As of June 30, 2000, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 2001. No funds were drawn under either of these facilities as of June 30, 2000. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.


     During the quarter ended June 30, 2000, the Company received proceeds of $2.0 million primarily from the sale of non-aviation assets and purchased two Bell 412s for $10.0 million to fulfill customer contract requirements. These aircraft acquisitions were made with existing cash. The Company has no other material capital commitments outstanding. During the quarter ended June 30, 1999, the Company received proceeds of $4.0 million from four separate sales of excess aircraft.

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


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, no later than April 1, 2001. The Company has not yet quantified the impact to its financial statements that may result from adoption of SFAS No. 133, however, the Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement is not expected to materially affect the Company's financial position or results of operations. The new statement could however cause volatility in the components of other comprehensive income.

FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions and the ability to achieve reduced operating expenses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        No material changes from the 2000 annual report disclosures.

                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listed below are the documents filed as Exhibits to this report:

          Exhibit 27- Financial Data Schedule

(b)      Reports on Form 8-K:

          There were no Form 8-K filings during the quarter ended June 30, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Offshore Logistics, Inc.
                               BY:  /s/ H. Eddy Dupuis
                                    ------------------
                                     H. Eddy Dupuis
                                     Vice President - Chief Financial Officer
DATE:   August 14, 2000