Form 10-Q
period 2000-09-30
OFFSHORE LOGISTICS INC
filed 2000-11-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000

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

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of November 1, 2000.

                           21,143,921 shares of Common Stock, $.01 par value

                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Income
                             (thousands of dollars, except per share amounts)


                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 ----------------------   ----------------------
                                                   2000         1999         2000        1999
                                                 ---------     --------   ---------    ---------
GROSS REVENUE
Operating revenue..............................  $ 123,255    $ 104,977   $ 233,834    $ 211,395
Gain (loss) on disposal of assets..............       (137)         565         533        1,527
                                                 ---------    ---------   ---------    ---------
                                                   123,118      105,542     234,367      212,922
                                                 ---------    ---------   ---------    ---------
OPERATING EXPENSES
Direct cost....................................     88,178       87,902     174,886      172,786
Depreciation and amortization..................      8,873        8,391      17,702       16,575
General and administrative.....................      9,262        7,302      16,101       14,112
                                                 ---------    ---------   ---------    ---------
                                                   106,313      103,595     208,689      203,473
                                                 ---------    ---------   ---------    ---------
OPERATING INCOME...............................     16,805        1,947      25,678        9,449

Earnings from unconsolidated entities..........        880        1,085       1,899        2,187
Interest income................................        656          730       1,395        1,734
Interest expense...............................      4,598        4,726       8,932        9,396
                                                 ---------    ---------   ---------    ---------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES AND MINORITY
  INTEREST.....................................     13,743         (964)     20,040        3,974

Provision (benefit) for income taxes...........      4,263         (296)      6,216        1,235
Minority interest..............................       (347)        (387)       (694)        (709)
                                                 ---------    ---------   ---------    ---------

NET INCOME (LOSS)..............................  $   9,133    $  (1,055)  $  13,130    $   2,030
                                                 =========    =========   =========    =========

Net income (loss) per common share:
Basic..........................................  $    0.43    $   (0.05)  $    0.62    $    0.10
                                                 =========    =========   =========    =========
Diluted........................................  $    0.40    $   (0.05)  $    0.59    $    0.10
                                                 =========    =========   =========    =========

                                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                          (thousands of dollars)


                                                                  SEPTEMBER 30,  MARCH 31,
                                                                      2000         2000
                                                                  ------------  ----------
ASSETS
Current Assets:
   Cash and cash equivalents......................................  $   27,915   $  37,935
   Accounts receivable............................................     114,723      96,387
   Inventories....................................................      77,577      80,435
   Prepaid expenses...............................................       7,942       5,725
                                                                      --------     -------
      Total current assets........................................     228,157     220,482


Investments in unconsolidated entities............................      16,212      14,093
Property and equipment - at cost:
   Land and buildings.............................................       9,377      11,005
   Aircraft and equipment.........................................     600,445     605,949
                                                                      --------    --------
                                                                       609,822     616,954
Less:  accumulated depreciation and amortization..................    (158,741)   (142,931)
                                                                      --------    --------
                                                                       451,081     474,023
Other assets......................................................      28,772      34,576
                                                                      --------    --------
                                                                    $  724,222   $ 743,174
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Accounts payable...............................................  $   28,059   $  30,749
   Accrued liabilities............................................      56,545      52,082
   Deferred taxes.................................................      17,203      18,443
   Current maturities of long-term debt...........................      16,285      16,540
                                                                      --------    --------
      Total current liabilities...................................     118,092     117,814

Long-term debt, less current maturities...........................     211,884     224,738
Other liabilities and deferred credits............................       3,673       2,932
Deferred taxes....................................................      95,127      96,739
Minority interest.................................................      11,748      11,911

Stockholders' Investment:
   Common  Stock,  $.01 par value,  authorized  35,000,000  shares;
    outstanding 21,141,921 and 21,105,921 at September 30 and
    March 31, respectively (exclusive of 1,281,050 treasury shares)        211         211
   Additional paid-in capital.....................................     116,431     116,074
   Retained earnings..............................................     195,134     182,004
   Accumulated other comprehensive income (loss)..................     (28,078)     (9,249)
                                                                      --------    --------
                                                                       283,698     289,040
                                                                      --------    --------
                                                                    $  724,222   $ 743,174
                                                                      ========    ========

                                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                          (thousands of dollars)


                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      ------------------
                                                                       2000         1999
                                                                      ------       -------

Cash flows from operating activities:
   Net income......................................................$    13,130   $   2,030
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization...................................     17,702      16,575
   Increase (decrease) in deferred taxes...........................      2,142         229
   Gain on asset dispositions......................................       (533)     (1,527)
   Equity in earnings from unconsolidated entities
      over (under) dividends received..............................       (630)     (2,223)
   Minority interest in earnings...................................        694         709
   (Increase) decrease in accounts receivable......................    (24,043)     (7,582)
   (Increase) decrease in inventories..............................       (142)      3,022
   (Increase) decrease in prepaid expenses and other...............      1,959     (10,440)
   Increase (decrease) in accounts payable.........................       (801)      1,603
   Increase (decrease) in accrued liabilities......................      6,391      (3,146)
   Increase (decrease) in other liabilities and deferred credits...        741         813
                                                                      --------    --------
Net cash provided by operating activities..........................     16,610          63
                                                                      --------    --------


Cash flows from investing activities:
   Capital expenditures............................................    (15,729)    (39,175)
   Proceeds from asset dispositions................................      1,971       6,844
   Investments.....................................................     (1,200)         --
                                                                      --------    --------
Net cash used in investing activities..............................    (14,958)    (32,331)
                                                                      --------    --------

Cash flows from financing activities:
   Proceeds from borrowings........................................      1,507          --
   Repayment of debt...............................................    (12,287)     (4,078)
   Issuance of common stock........................................        358          --
                                                                      ---------    --------
Net cash used in financing activities..............................    (10,422)     (4,078)
                                                                      ---------    --------

Effect of exchange rate changes in cash............................     (1,250)        214

Net increase (decrease) in cash and cash equivalents...............    (10,020)    (36,132)
Cash and cash equivalents at beginning of period...................     37,935      70,594
                                                                      --------     -------

Cash and cash equivalents at end of period.........................$    27,915   $  34,462
                                                                     =========    ========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
   Interest........................................................$     8,325   $   9,365
   Income taxes....................................................$     2,132   $   3,042

                                OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            September 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE B - EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and six months ended September 30, 2000 excluded 319,500 stock options at a weighted average exercise price of $19.06, which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for the three and six months ended September 30, 1999 excluded 3,976,928 shares related to the convertible debt and 843,000 and 903,471 stock options, respectively, at a weighted average exercise price of $15.07 and $14.69, respectively, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                      --------------------       -------------------
                                                         2000          1999        2000        1999
                                                      ---------      -------     -------     -------
Net income (loss) (thousands of dollars):
Income (loss) available to common stockholders...    $    9,133  $   (1,055)  $   13,130  $    2,030
   Interest on convertible debt, net of taxes.......        941          --        1,882          --
                                                      ----------   ---------   ---------  ----------
   Income (loss) available to common stockholders,
        plus assumed conversions.................... $   10,074  $   (1,055)  $   15,012  $    2,030
                                                     ==========   ==========  ==========  ==========

Shares:
   Weighted average number of common
   shares outstanding............................... 21,113,834  21,103,421   21,109,899  21,103,421
   Options..........................................    247,569          --      178,418      14,854
   Convertible debt.................................  3,976,928          --    3,976,928          --
   Weighted average number of common shares          ----------  ----------   ----------   ---------
          outstanding, plus assumed conversions..... 25,338,331  21,103,421   25,265,245  21,118,275
                                                     ==========  ==========   ==========  ==========

Net income (loss) per share:
   Basic............................................ $     0.43  $    (0.05)  $     0.62  $      0.10
                                                     ==========  ==========   ==========  ===========
   Diluted.......................................... $     0.40  $    (0.05)  $     0.59  $      0.10
                                                     ==========  ==========   ==========  ===========

NOTE C - COMMITMENTS AND CONTINGENCIES

     On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

NOTE D - COMPREHENSIVE INCOME

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):


                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       ---------------------     ------------------
                                                          2000      1999         2000        1999
                                                       ---------   --------     -------    -------

Net Income (Loss)...................................  $   9,133  $  (1,055)     $ 13,130  $  2,030
Other Comprehensive Income:
   Currency translation adjustment..................     (5,659)    11,804       (18,829)    5,313
                                                      ---------  ---------      --------  --------
Comprehensive Income (Loss).........................  $   3,474  $  10,749      $ (5,699) $  7,343
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

NOTE F - SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. The following shows reportable segment information for the three and six months ended September 30, 2000 and 1999, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):



                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------         ------------------
                                                        2000         1999          2000        1999
                                                      -------     -------         ------      ------
Segment operating revenue from external customers:
    Helicopter activities........................... $ 110,653  $  95,433       $ 210,109   $ 192,195
    Production management and related services......    12,482      9,503          23,504      19,001
                                                      --------  ---------       ---------   ---------
        Total segment operating revenue............. $ 123,135  $ 104,936       $ 233,613   $ 211,196
                                                     =========  =========       =========   =========

Intersegment operating revenue:
    Helicopter activities........................... $     592  $     674       $   1,664   $   1,328
    Production management and related services......        --         --            --          --
                                                     ---------  ---------       ---------   ---------
        Total intersegment operating revenue........ $     592  $     674       $   1,664   $   1,328
                                                     =========  =========       =========   =========

Consolidated operating revenue reconciliation:
    Helicopter activities........................... $ 111,245  $  96,107       $ 211,773   $ 193,523
    Production management and related services......    12,482      9,503          23,504      19,001
    Corporate.......................................     2,887      2,418           5,350       4,470
    Intersegment eliminations.......................    (3,359)    (3,051)         (6,793)     (5,599)
                                                      --------  ---------       ---------   ---------
        Total consolidated operating revenue........ $ 123,255  $ 104,977       $ 233,834   $ 211,395
                                                     =========  =========       =========   =========

Consolidated operating income reconciliation:
    Helicopter activities........................... $  17,435  $     962       $  25,254   $   7,026
    Production management and related services......       663        582           1,329       1,149
                                                      --------   --------       ---------   ---------
        Total segment operating income..............    18,098      1,544          26,583       8,175
    Gain(loss)on disposal of assets.................      (137)       565             533       1,527
    Corporate.......................................    (1,156)      (162)         (1,438)       (253)
                                                      ---------  --------       ---------   ---------
        Total consolidated operating income......... $  16,805  $   1,947       $  25,678   $   9,449
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

                       SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                     SEPTEMBER 30, 2000

                                             Parent                    Non-
                                             Company  Guarantor     Guarantor
                                              Only   Subsidiaries  Subsidiaries  Eliminations Consolidated
                                            -------  ------------  ------------  ------------ ------------
ASSETS
 Current assets:

   Cash and cash equivalents............    $ 11,596    $   1,785    $  14,005    $     529    $  27,915
   Accounts receivable .................         461       32,810       82,364         (912)     114,723
   Inventories .........................        --         40,335       37,242         --         77,577
   Prepaid expenses ....................         216        2,175        5,551         --          7,942
                                            --------     --------    ---------    ----------   ---------
     Total current assets ..............      12,273       77,105      139,162         (383)     228,157

 Intercompany investment ...............     220,190         --           --       (220,190)        --
 Investments in unconsolidated entities         --           --         16,212         --         16,212
 Intercompany note receivables .........     279,445         --           --       (279,445)        --

 Property and equipment--at cost:
   Land and buildings ..................        --          3,355        6,022         --          9,377
   Aircraft and equipment ..............       3,988      159,396      437,061         --        600,445
                                            --------     --------    ---------    ----------   ---------
                                               3,988      162,751      443,083         --        609,822
 Less:  Accumulated depreciation
     and amortization ..................      (2,440)     (79,151)     (77,150)        --       (158,741)
                                            --------     --------    ---------    ----------   ---------
                                               1,548       83,600      365,933         --        451,081
 Other assets ..........................      10,685       15,979        1,997          111       28,772
                                            --------     --------    ---------    ----------   ---------
                                           $ 524,141    $ 176,684    $ 523,304    $(499,907)   $ 724,222
                                           =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current liabilities:
   Accounts payable.....................   $     310    $   4,474    $  24,775    $  (1,500)   $  28,059
   Accrued liabilities .................       7,325       14,392       35,563         (735)      56,545
   Deferred taxes ......................        --           --         17,203         --         17,203
   Current maturities of long-term debt         --           --         16,285         --         16,285
                                            --------     --------    ---------    ---------    ---------
     Total current liabilities .........       7,635       18,866       93,826       (2,235)     118,092

 Long-term debt, less current maturities     190,922         --         20,962         --        211,884
 Intercompany notes payable ............       3,844          175      273,573     (277,592)         --
 Other liabilities and deferred credits          271        2,248        1,154         --          3,673
 Deferred taxes ........................      12,348       35,567       47,212         --         95,127
 Minority interest .....................      11,748         --           --           --         11,748

 Stockholders' investment:
   Common stock ........................         211        4,062          693       (4,755)         211
   Additional paid in capital ..........     116,431       53,168       12,214      (65,382)     116,431
   Retained earnings ...................     195,134       62,598       69,407     (132,005)     195,134
   Accumulated other comprehensive
     income (loss) .....................     (14,403)        --          4,263      (17,938)     (28,078)
                                            --------     --------    ---------     ---------   ---------
                                             297,373      119,828       86,577     (220,080)     283,698
                                            --------     --------    ---------     ---------   ---------
                                           $ 524,141    $ 176,684    $ 523,304    $(499,907)   $ 724,222
                                           =========    =========    =========    =========    =========

                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 SIX MONTHS ENDED SEPTEMBER 30, 2000

                                                Parent                   Non-
                                               Company   Guarantor    Guarantor
                                                Only    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                             ---------   ----------- ------------  ------------  ------------
GROSS REVENUE
Operating revenue.........................   $     221    $  78,578    $ 155,035    $    --      $ 233,834
Intercompany revenue .....................        --          6,645          145       (6,790)        --
Gain (loss) on disposal of assets ........         (79)         (34)         646         --            533
                                             ---------    ---------    ---------    ----------   ---------
                                                   142       85,189      155,826       (6,790)     234,367
OPERATING EXPENSES
Direct cost ..............................           5       65,171      109,710         --        174,886
Intercompany expense .....................        --            145        6,645       (6,790)        --
Depreciation and amortization ............         205        5,043       12,454         --         17,702
General and administrative ...............       4,304        4,091        7,706         --         16,101
                                              --------    ---------    ---------    ----------   ---------
                                                 4,514       74,450      136,515       (6,790)     208,689
                                              --------    ---------    ---------    ----------   ---------
OPERATING INCOME (LOSS) ..................      (4,372)      10,739       19,311         --         25,678

Earnings from unconsolidated entities ....       9,903         --          1,899       (9,903)       1,899
Interest income ..........................      16,515           99        1,158      (16,377)       1,395
Interest expense .........................       6,982            9       18,318      (16,377)       8,932
                                              --------    ---------    ---------    ----------   ---------
INCOME (LOSS) BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES AND
 MINORITY INTEREST .......................      15,064       10,829        4,050       (9,903)      20,040
Allocation of consolidated income taxes ..       1,240        3,717        1,259         --          6,216
Minority interest ........................        (694)        --           --           --           (694)
                                               --------    ---------    --------     ---------   ---------
NET INCOME (LOSS).........................   $  13,130    $   7,112    $   2,791    $  (9,903)   $  13,130
                                              =========    =========    ========     =========   =========

                   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED SEPTEMBER 30, 2000

                                          Parent                      Non-
                                         Company     Guarantor     Guarantor
                                          Only      Subsidiaries Subsidiaries Eliminations Consolidated
                                         -------    ------------ ------------ ------------ -----------

Net cash provided by (used in)
 operating activities..................  $  (2,870)   $  1,817    $ 18,882       $ (1,219)     $ 16,610
                                         ---------    --------    --------       --------      --------

Cash flows from investing activities:
 Capital expenditures .................       (429)     (2,367)    (12,933)          --         (15,729)
 Proceeds from asset dispositions .....       --            12       1,959           --           1,971
 Investments in subsidiaries ..........       --          --        (1,200)          --          (1,200)
                                         ---------    --------    --------       --------      --------
Net cash provided by (used in)
 investing activities .................       (429)     (2,355)    (12,174)          --         (14,958)
                                         ---------    --------    --------       --------      --------
Cash flows from financing activities:
 Proceeds from borrowings .............       --          --         8,737         (7,230)        1,507
 Repayment of debt ....................       --          --       (21,265)         8,978       (12,287)
 Issuance of common stock .............        358        --          --             --             358
                                          ---------    -------     -------        --------     --------
Net cash provided by (used in)
 financing activities..................        358        --       (12,528)         1,748       (10,422)
                                          ---------    -------     -------        --------     --------
Effect of exchange rate changes in cash       --          --        (1,250)          --          (1,250)
                                          ---------    -------     -------        --------     --------
Net increase (decrease) in cash and
 cash equivalents .....................     (2,941)       (538)     (7,070)          529       (10,020)

Cash and cash equivalents
 at beginning of period ...............     14,537       2,323      21,075           --          37,935
                                          ---------    -------     -------        --------     --------
Cash and cash equivalents
  at end of period.....................  $  11,596    $  1,785    $ 14,005       $    529      $ 27,915
                                          ========    ========    ========       ========      ========

                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                              MARCH 31, 2000

                                           Parent                      Non-
                                           Company     Guarantor    Guarantor
                                            Only     Subsidiaries Subsidiaries    Eliminations Consolidated
                                           ------    ------------ --------------  ------------ ------------
ASSETS
 Current assets:
   Cash and cash equivalents............   $  14,537    $   2,323    $  21,075    $    --      $  37,935
   Accounts receivable .................         280       22,822       75,116       (1,831)      96,387
   Inventories .........................        --         38,023       42,412         --         80,435
   Prepaid expenses ....................         227          558        4,940         --          5,725
                                            --------     --------     --------     --------     --------
     Total current assets ..............      15,044       63,726      143,543       (1,831)     220,482

 Intercompany investment ...............     201,410         --           --       (201,410)        --
 Investments in unconsolidated entities        1,108          229       12,756         --         14,093
 Intercompany note receivables .........     286,388         --          3,844     (290,232)        --

 Property and equipment--at cost:
   Land and buildings ..................        --          3,220        7,785         --         11,005
   Aircraft and equipment ..............       4,335      155,867      445,747         --        605,949
                                            --------     --------     --------     --------     --------
                                               4,335      159,087      453,532         --        616,954
 Less:  Accumulated depreciation
     and amortization ..................      (2,939)     (75,943)     (64,049)        --       (142,931)
                                            --------     --------     --------     --------     --------
                                               1,396       83,144      389,483         --        474,023
 Other assets ..........................      11,558       16,700        6,207          111       34,576
                                            --------     --------     --------     --------     --------
                                           $ 516,904    $ 163,799    $ 555,833    $(493,362)   $ 743,174
                                           =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current liabilities:
   Accounts payable.....................   $     196    $   4,931    $  27,151    $  (1,529)   $  30,749
   Accrued liabilities .................       6,074       10,028       36,286         (306)      52,082
   Deferred taxes ......................        --           --         18,443         --         18,443
   Current maturities of long-term debt         --           --         16,540         --         16,540
                                            --------     --------     --------     --------     --------
     Total current liabilities .........       6,270       14,959       98,420       (1,835)     117,814

 Long-term debt, less current maturities     190,922         --         33,816         --        224,738
 Intercompany notes payable ............       3,844          379      286,004     (290,227)        --
 Other liabilities and deferred credits          272        2,223          437         --          2,932
 Deferred taxes ........................       9,508       33,564       53,667         --         96,739
 Minority interest .....................      11,911         --           --           --         11,911

 Stockholders investment:
   Common stock ........................         211        4,048        1,384       (5,432)         211
   Additional paid in capital ..........     116,074       52,567       15,928      (68,495)     116,074
   Retained earnings ...................     182,004       56,059       65,068     (121,127)     182,004
   Accumulated other comprehensive
     income (loss) .....................      (4,112)        --          1,109       (6,246)      (9,249)
                                            --------     --------     --------     --------     --------
                                             294,177      112,674       83,489     (201,300)     289,040
                                            --------     --------     --------     --------     --------
                                           $ 516,904    $ 163,799    $ 555,833    $(493,362)   $ 743,174
                                           =========    =========    =========    =========    =========

                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                               SIX MONTHS ENDED SEPTEMBER 30, 1999

                                            Parent                     Non-
                                           Company     Guarantor    Guarantor
                                            Only      Subsidiaries Subsidiaries Eliminations Consolidated
                                           -------      ------------ ------------ ------------ ------------
GROSS REVENUE
Operating revenue......................   $     200    $  64,551   $ 146,644     $   --      $ 211,395
Intercompany revenue ..................        --          3,833         156       (3,989)        --
Gain on disposal of assets ............           4        1,211         312         --          1,527
                                           --------     --------    --------     --------     --------
                                                204       69,595     147,112       (3,989)     212,922
OPERATING EXPENSES
Direct cost ...........................           1       52,613     120,172         --        172,786
Intercompany expense ..................        --            156       3,833       (3,989)        --
Depreciation and amortization .........          85        5,009      11,481         --         16,575
General and administrative ............       2,942        2,970       8,200         --         14,112
                                           --------     --------    --------     --------     --------
                                              3,028       60,748     143,686       (3,989)     203,473
                                           --------     --------    --------     --------     --------
OPERATING INCOME (LOSS) ...............      (2,824)       8,847       3,426         --          9,449

Earnings from unconsolidated entities .        (693)        --         2,188          692        2,187
Interest income .......................      14,614          207         718      (13,805)       1,734
Interest expense ......................       7,206         --        15,995      (13,805)       9,396
                                           --------     --------    --------     --------     --------
INCOME (LOSS) BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES AND
 MINORITY INTEREST ....................       3,891        9,054      (9,663)         692        3,974
Allocation of consolidated income taxes       1,204        3,023      (2,992)        --          1,235
Minority interest .....................        (657)        --           (52)        --           (709)
                                          ---------     --------    --------     --------     --------
NET INCOME (LOSS)......................   $   2,030    $   6,031   $  (6,723)    $    692    $   2,030
                                          =========    =========   =========     ========    =========

                   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               SIX MONTHS ENDED SEPTEMBER 30, 1999

                                           Parent                    Non-
                                           Company    Guarantor    Guarantor
                                            Only    Subsidiaries Subsidiaries Eliminations  Consolidated
                                         ---------  ------------ ------------ ------------  ------------
Net cash provided by (used in)
 operating activities.................   $  (8,994)   $  1,625    $ 21,752      $(14,320)   $     63
                                         ---------    --------    --------      --------    --------

Cash flows from investing activities:
 Capital expenditures .................       (130)     (8,127)    (30,918)         --       (39,175)
 Proceeds from asset dispositions .....         17       2,441       4,386          --         6,844
 Investments in subsidiaries ..........      3,751      (3,751)       --            --          --
                                         ---------    --------    --------      --------    --------
Net cash provided by (used in)
 investing activities .................      3,638      (9,437)    (26,532)         --       (32,331)
                                         ---------    --------    --------      --------    --------
Cash flows from financing activities:
 Repayment of debt ....................    (14,320)       --        (4,078)       14,320      (4,078)
                                         ---------    --------    --------      --------    --------
Net cash used in financing activities .    (14,320)       --        (4,078)       14,320      (4,078)
                                         ---------    --------    --------      --------    --------
Effect of exchange rate changes in cash       --          --           214          --           214
                                         ---------    --------    --------      --------    --------
Net increase (decrease) in cash and
 cash equivalents .....................    (19,676)     (7,812)     (8,644)         --       (36,132)

Cash and cash equivalents
 at beginning of period ...............     34,775      10,584      25,235          --        70,594
                                         ---------    --------    --------      --------    --------
Cash and cash equivalents
  at end of period.....................  $  15,099    $  2,772    $ 16,591      $   --      $ 34,462
                                         =========    ========    ========      ========    ========

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

RESULTS OF OPERATIONS

     A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                 ---------------------    ---------------------
                                                    2000       1999          2000       1999
                                                 ---------   ---------    ---------   ---------
Operating revenue............................... $ 123,255   $ 104,977    $ 233,834   $ 211,395
Gain (loss) on disposal of assets...............      (137)        565          533       1,527
Operating expenses..............................  (106,313)   (103,595)    (208,689)   (203,473)
                                                 ---------   ---------    ---------   ---------
Operating income................................    16,805       1,947       25,678       9,449

Earnings from unconsolidated entities...........       880       1,085        1,899       2,187
Interest income (expense), net..................    (3,942)     (3,996)      (7,537)     (7,662)
                                                 ---------   ---------    ---------   ---------
Income (loss) before provision (benefit) for
 income taxes...................................    13,743        (964)      20,040       3,974

Provision (benefit) for income taxes............     4,263        (296)       6,216       1,235
Minority interest...............................      (347)       (387)        (694)       (709)
                                                 ---------   ---------    ---------   ---------
Net income (loss)............................... $   9,133   $  (1,055)   $  13,130   $   2,030
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



                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------------
                                                          2000              1999
                                                        ---------         --------
                                                    (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
  Helicopter Activities:
     Air Log.....................................        30,719             28,019
     Bristow.....................................        13,936             14,236
     International...............................        20,418             13,811
                                                         ------             ------
        Total....................................        65,073             56,066
                                                         ======             ======

Operating revenues:
  Helicopter Activities:
      Air Log....................................     $  32,050          $  25,205
      Bristow....................................        46,918             46,323
      International..............................        34,412             24,640
      Less:  Intercompany........................        (2,135)               (61)
                                                      ---------          ---------
        Total....................................       111,245             96,107
  Production management and related services.....        12,482              9,503
  Corporate......................................         2,887              2,418
  Less:  Intersegment............................        (3,359)            (3,051)
                                                      ---------          ---------
        Consolidated total.......................     $ 123,255          $ 104,977
                                                      =========          =========

Operating income, excluding gain or loss on disposal of assets:
  Helicopter Activities:
      Air Log....................................     $   6,640          $   4,016
      Bristow....................................         4,142             (5,238)
      International..............................         6,653              2,184
                                                      ---------          ---------
        Total....................................        17,435                962
  Production management and related services.....           663                582
  Corporate......................................        (1,156)              (162)
                                                      ---------          ---------
        Consolidated total.......................     $  16,942          $   1,382
                                                      =========          =========
Gross margin, excluding gain or loss on disposal of assets:
  Helicopter Activities:
      Air Log....................................         20.7%              15.9%
      Bristow....................................          8.8%             (11.3)%
      International..............................         19.3%               8.9%
        Total....................................         15.4%               1.0%
  Production management and related services.....          5.3%               6.1%
        Consolidated total.......................         13.7%               1.3%




                                                            SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -----------------------
                                                          2000              1999
                                                         ------              ----
                                                    (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
  Helicopter Activities:
     Air Log.....................................        56,768             52,419
     Bristow.....................................        27,291             30,462
     International...............................        37,884             26,777
                                                        -------            -------
        Total....................................       121,943            109,658
                                                        =======            =======

Operating revenues:
  Helicopter Activities:
      Air Log....................................     $  57,974          $  46,973
      Bristow....................................        89,692             97,938
      International..............................        66,738             48,768
      Less:  Intercompany........................        (2,631)              (156)
                                                       --------            -------
        Total....................................       211,773            193,523
  Production management and related services.....        23,504             19,001
  Corporate......................................         5,350              4,470
  Less:  Intersegment............................        (6,793)            (5,599)
                                                       --------            -------
        Consolidated total.......................     $ 233,834          $ 211,395
                                                      =========          =========

Operating income, excluding gain or loss on disposal of assets:
  Helicopter Activities:
      Air Log....................................     $   9,511          $   6,510
      Bristow....................................         2,901             (3,582)
      International..............................        12,842              4,098
                                                       --------            -------
        Total....................................        25,254              7,026
  Production management and related services.....         1,329              1,149
  Corporate......................................        (1,438)              (253)
                                                       --------            -------
        Consolidated total.......................     $  25,145          $   7,922
                                                      =========          =========

Gross margin, excluding gain or loss on disposal of assets:
  Helicopter Activities:
      Air Log....................................         16.4%             13.9%
      Bristow....................................          3.2%             (3.7)%
      International..............................         19.2%              8.4%
        Total....................................         11.8%              3.6%
  Production management and related services.....          5.7%              6.0%
        Consolidated total.......................         10.8%              3.7%



        HELICOPTER ACTIVITIES

     Air Log and Bristow conduct helicopter  activities  principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's respective operations in the following countries:
Australia, Brazil, China, Colombia, India, Kazakhstan, Kosovo, Mexico, Nigeria, Spain, The Maldives and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Brazil, Egypt and Mexico ("unconsolidated entities").

     Operating revenues from helicopter activities increased by 16% and 9% during the three and six months ended September 30, 2000, respectively, over the prior year comparable periods, with operating expenses relatively unchanged. Higher levels of exploration and development by domestic oil companies and an increase in international contracts, offset by the loss of two major customers in the North Sea effective August 1, 1999, led to the improvement. Flight activity in the Gulf of Mexico and certain international markets began increasing during the fourth quarter of fiscal 2000, which management believes is the reversal of a trend of decreasing activity in these markets.

     Air  Log's  flight  activity  for the  three and  six-month  periods  ended
September 30, 2000 is above the similar prior year levels by 9.6% and 8.3%, respectively. An increase in activity was prevalent in both the Gulf of Mexico market and Alaska. Revenues for the same periods were up 27% and 23%, respectively. The disproportionate increase in revenue in relation to flight hours was due to a shift in the mix of aircraft generating revenue, coupled with rate increases of approximately 6% in the Gulf of Mexico, which went into effect beginning February 1, 2000. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 22% and 39%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft increased 7% and 17%, respectively. For the six month period flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 26% and 40%, respectively, over the prior year, while smaller, production related aircraft increased 4.5% and 12%, respectively. Air Log's operating margin of 20.7% and 16.4% for the three and six months ended September 30, 2000 has improved over the comparable prior year periods which had margins of 15.9% and 13.9%, respectively.

     During October 2000, Air Log was awarded a contract to provide all of the helicopter services for a Gulf of Mexico production management services company. When fully phased-in, the contract will require a total of eighteen (18) helicopters and will generate revenues of approximately $ 12 million per year. Prior to this award, Air Log had five (5) aircraft contracted to this customer.

     Bristow's revenue for the three and six-month periods ended September 30, 2000 increased by 1.3% and decreased by 8.4%, respectively, from the similar periods in the prior year. Bristow's flight hours for the three and six-month periods ended September 30, 2000 decreased by 2.1% and 10.4%, respectively, from the similar periods in the prior year. The decrease in flight activity and revenue for the six-month period is the net result of a decrease in North Sea flight hours, primarily related to the cessation of contracts with two major customers on August 1, 1999, offset by an increase in flight hours in Norway. These aforementioned contracts accounted for $9.0 million of revenue during the quarter ended June 30, 1999 and $2.9 million in revenue in the second quarter ended September 30, 1999. Bristow's operating margin improved to 8.8% and 3.2% for the three and six-month periods ended September 30, 2000, from (11.3)% and (3.7)% respectively, in the prior year periods. At September 30, 1999, $5.0 million was reflected in that quarter's results for restructuring charges for the North Sea operations. Absent these charges, Bristow's operating margin for the three and six-month periods ended September 30, 1999 would have been, 1.0% and 1.9%. The improvement in margins, after considering the restructuring charges discussed above, is due to increased flying on a spot basis, an increase in the spot rates charged, and the effect of cost cutting measures previously implemented. The operating margin for the six months ended September 30, 2000, is impacted by employee severance costs of $1.5 million recognized during the first quarter of fiscal 2001. These severance costs were the result of management's continuing review of Bristow's North Sea operations and support functions elsewhere in the U.K. Absent these charges, Bristow's operating margin for the six months ended September 30, 2000, would have been 4.9%. The Company expects to realize at least $5.0 million in combined annual salary savings as a result of the work force reduction.

     Internationally, flight hours increased during the three and six months ended September 30, 2000 by 47.8% and 41.5%, respectively, from the similar periods in the prior year. Revenues also increased accordingly during the three and six months ended September 30, 2000 by 39.7% and 36.8%, respectively, from the similar periods in the prior year. An increase in activity was prevalent in Australia, Brazil, China, Mexico and Nigeria. In Nigeria revenues were up 5% and 6% over the prior year three and six-month periods as drilling activities in Nigeria improved during the past year. During March 2000, the Company's 49% owned affiliate in Mexico was awarded a $75 million three year contract to provide helicopter transportation services to the Federal Electric Commission of Mexico. Most of the aircraft needed to fulfill the contract requirements are being leased from the Company. The start up of the contract was in phases over a two-month period, which began March 31, 2000, and generated revenue of approximately $3.0 and $5.0 million during the three and six months ended September 30, 2000. During the current year, the Company imported a seventh aircraft to Brazil to cover the increased ad hoc flying resulting from the international oil companies expanding into the Brazilian market. Also during the current year, the Company completed its $ 1.2 million investment, subject to approval by relevant government authorities, in a local Brazilian operator. This investment will serve to secure Air Log's presence in Brazil and enhance the local operator's ability to do business with the international oil companies.

        PRODUCTION MANAGEMENT AND RELATED SERVICES

     Operating revenues for GPM increased by 31% and 24% during the three and six-month periods ended September 30, 2000, as compared to the similar periods in the prior year. The increase in revenue is primarily due to higher energy prices, which resulted in increased production activity in the Gulf of Mexico. GPM was also awarded two significant contracts, which help to account for higher revenue for the current year. GPM's operating margin was only slightly lower at 5.7% in the current year compared to the prior year period.

        CORPORATE AND OTHER

     General and  administrative  expense  increased  during the  quarter  ended
September 30, 2000, due to costs incurred to review a potential reorganization of the Company's legal operating structure and increased compensation costs related to the Company's performance based incentive compensation plan. Earnings from unconsolidated subsidiaries decreased during the current quarter primarily due to the lower distributions from the Company's Egyptian joint venture and lower earnings reported by Bristow's training joint venture. The effective income tax rate from continuing operations was approximately 31% for the six months ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $27.9 million as of September 30, 2000, a $10.0 million decrease from March 31, 2000. Working capital as of September 30, 2000 was $110.1 million, a $7.4 million increase from March 31, 2000. Total debt was $228.2 million as of September 30, 2000.

     As of September 30, 2000, Bristow had a (pound)15 million ($22.2 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. As of September 30, 2000, Bristow had (pound)1.4 million ($2.1 million) of letters of credit utilized and no funds were drawn under this credit facility. As of September 30, 2000, the Company had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 2001. No funds were drawn under this facility as of September 30, 2000. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

     During the six months ended September 30, 2000, the Company received proceeds of $2.0 million primarily from the sale of non-aviation assets and purchased two Bell 412's for $10.0 million to fulfill customer contract requirements. These aircraft acquisitions were made with existing cash. The Company has a commitment to acquire six-(6) new Bell 407 helicopters for $9.0 million with delivery scheduled during the first quarter of calendar 2001. The Company has other commitments for aircraft purchases of approximately $4.0 million.

     During the six months ended September 30, 1999, the Company received proceeds of $6.8 million from nine separate disposals of aircraft. During the same period, the Company purchased six Bell 407's for $5.9 million, three S-61's for $7.5 million and three Super Puma's for $20.4 million. In addition, the Company placed $9.9 million into escrow, included in other assets as of September 30, 1999, for the purchase of an additional S-61 and five S-76 aircraft. Of the S-76's, only two were acquired and the unused escrowed funds were returned to the Company during fiscal 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the SEC's view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. As amended, SAB 101 will become effective for the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 and currently believes that the effect, if any, will not have a material effect on the Company's financial position or results of operations."

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

                            PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)     The annual meeting of stockholders was held on September 18, 2000.

(c)     Matters voted on at the meeting included:

     1. For the election of directors, all nominees were approved. The results were as follows:
           Nominee                            For                  Withheld

           Peter N. Buckley                 17,996,812              371,437
           Jonathan H. Cartwright           18,003,027              365,222
           Louis F. Crane                   16,384,654            1,983,595
           David M. Johnson                 18,002,827              365,422
           Kenneth M. Jones                 18,002,105              366,144
           Harry C. Sager                   18,004,162              364,087
           George M. Small                  18,003,897              364,352
           Howard Wolf                      17,999,097              369,152

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listed below are the documents filed as exhibits to this report:

        Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no Form 8-K filings during the quarter ended September 30, 2000.

                                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OFFSHORE LOGISTICS, INC.



                              BY:    /s/ GEORGE M. SMALL
                                     --------------------------
                                     GEORGE M. SMALL
                                     President and Chief Operating Officer


                             DATE:  November 14, 2000





                              BY:     /s/   H. EDDY DUPUIS

                                      ----------------------------
                                      H. EDDY DUPUIS
                                      Vice President and Chief Financial Officer


                             DATE:  November 14, 2000