Form 10-Q
period 2000-12-31
OFFSHORE LOGISTICS INC
filed 2001-02-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 2000

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


         Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of December 31, 2000.

                21,402,421 shares of Common Stock, $.01 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                (thousands of dollars, except per share amounts)


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                            --------------------------    ---------------------------
                                                              2000            1999            2000           1999
                                                            -----------    -----------    -----------    ------------

GROSS REVENUE:
Operating revenue.........................................  $   122,101    $   103,371    $   355,935     $   314,766
Gain (loss) on disposal of assets.........................           15          1,795            548           3,322
                                                            -----------    -----------    -----------     -----------
                                                                122,116        105,166        356,483         318,088
OPERATING EXPENSES
Direct cost...............................................       91,801         81,331        266,687         254,117
Depreciation and amortization.............................        8,445          8,685         26,147          25,260
General and administrative................................        7,296          6,079         23,397          20,191
                                                            -----------    -----------    -----------     -----------
                                                                107,542         96,095        316,231         299,568
                                                            -----------    -----------    -----------     -----------

OPERATING INCOME..........................................       14,574          9,071         40,252          18,520

Earnings from unconsolidated entities.....................        2,122          1,067          4,021           3,254
Interest income...........................................        1,030            668          2,425           2,402
Interest expense..........................................        4,756          4,553         13,688          13,949
                                                            -----------    -----------    -----------     -----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES AND MINORITY INTEREST............................       12,970          6,253         33,010          10,227

Provision for income taxes................................        4,015          1,935         10,231           3,170
Minority interest.........................................         (352)          (351)        (1,046)         (1,060)
                                                            -----------    -----------    -----------     -----------

NET INCOME................................................  $     8,603    $     3,967    $    21,733     $     5,997
                                                            ===========    ===========    ===========     ===========

Net income per common share:
Basic.....................................................  $     0.41     $      0.19    $      1.03     $      0.28
                                                            ==========     ===========    ===========     ===========
Diluted...................................................  $     0.37     $      0.19    $      0.97     $      0.28
                                                            ==========     ===========    ===========     ===========



                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (thousands of dollars)


                                                                                 DECEMBER 31,       MARCH 31,
                                                                                ---------------   ------------
                                                                                     2000              2000
                                                                                ---------------   ------------

ASSETS
Current Assets:
    Cash and cash equivalents...................................................$       42,222   $     37,935
    Accounts receivable.........................................................       110,123         96,387
    Inventories.................................................................        79,294         80,435
    Prepaid expenses............................................................         9,852          5,725
                                                                                --------------   ------------
       Total current assets.....................................................       241,491        220,482

Investments in unconsolidated entities..........................................        17,016         14,093
Property and equipment - at cost:
    Land and buildings..........................................................         9,863         11,005
    Aircraft and equipment......................................................       618,737        605,949
                                                                                --------------   ------------
                                                                                       628,600        616,954
Less:  accumulated depreciation and amortization................................      (167,091)      (142,931)
                                                                                --------------   ------------
                                                                                       461,509        474,023
Other assets....................................................................        28,598         34,576
                                                                                --------------   ------------

                                                                                $      748,614   $    743,174
                                                                                ==============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Accounts payable............................................................$       27,595   $     30,749
    Accrued liabilities.........................................................        62,324         52,082
    Deferred taxes..............................................................        18,386         18,443
    Current maturities of long-term debt........................................        16,492         16,540
                                                                                --------------   ------------
       Total current liabilities................................................       124,797        117,814

Long-term debt, less current maturities.........................................       212,170        224,738
Other liabilities and deferred credits..........................................         3,285          2,932
Deferred taxes..................................................................        97,769         96,739
Minority interest...............................................................        12,240         11,911

Stockholders' Investment:
    Common Stock,  $.01 par value,  authorized  35,000,000  shares;  outstanding
       21,402,421 and 21,105,921 at December 31
       and March 31, respectively (exclusive of 1,281,050 treasury shares)                 214            211
    Additional paid-in capital..................................................       119,668        116,074
    Retained earnings...........................................................       203,737        182,004
    Accumulated other comprehensive income (loss)...............................       (25,266)        (9,249)
                                                                                --------------   ------------
                                                                                       298,353        289,040
                                                                                --------------   ------------

                                                                                $      748,614   $    743,174
                                                                                ==============   ============

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (thousands of dollars)


                                                                                       NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                     2000            1999
                                                                                ------------    ------------
Cash flows from operating activities:
    Net income..................................................................$      21,733   $      5,997
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization...............................................       26,147         25,260
    Increase (decrease) in deferred taxes.......................................        5,296          2,018
    Gain on asset dispositions..................................................         (548)        (3,322)
    Equity in earnings from unconsolidated entities
       over (under) dividends received..........................................       (1,339)        (3,659)
    Minority interest in earnings...............................................        1,046          1,060
    (Increase) decrease in accounts receivable..................................      (18,530)        (5,386)
    (Increase) decrease in inventories..........................................       (1,477)         3,001
    (Increase) decrease in prepaid expenses and other...........................           50         (4,213)
    Increase (decrease) in accounts payable.....................................       (1,521)           707
    Increase (decrease) in accrued liabilities..................................       11,719         (3,683)
    Increase (decrease) in other liabilities and deferred credits...............          350            376
                                                                                -------------   ------------
Net cash provided by operating activities.......................................       42,926         18,156
                                                                                -------------   ------------


Cash flows from investing activities:
    Capital expenditures........................................................      (31,528)       (54,312)
    Proceeds from asset dispositions............................................        2,012          9,236
    Investments.................................................................       (1,200)            --
                                                                                -------------   ------------
Net cash used in investing activities...........................................      (30,716)       (45,076)
                                                                                -------------   ------------

Cash flows from financing activities:
    Proceeds from borrowings....................................................        2,604          6,452
    Repayment of debt...........................................................      (13,185)        (7,360)
    Repurchase of common stock..................................................           --             --
    Issuance of common stock....................................................        3,597             --
                                                                                -------------   ------------
Net cash provided by (used in) financing activities.............................       (6,984)          (908)
                                                                                -------------   ------------

Effect of exchange rate changes in cash.........................................         (939)            35
                                                                                -------------   ------------

Net increase (decrease) in cash and cash equivalents............................        4,287        (27,793)
Cash and cash equivalents at beginning of period................................       37,935         70,594
                                                                                -------------   ------------

Cash and cash equivalents at end of period......................................$      42,222   $     42,801
                                                                                =============   ============

Supplemental  disclosure  of cash flow  information
 Cash paid during the period for:
    Interest....................................................................$      12,227   $     12,283
    Income taxes................................................................$       2,977   $      3,786


                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE B - EARNINGS PER SHARE


         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and nine months ended December 31, 2000 excluded 311,065 and 311,355 stock options, respectively, at a weighted average exercise price of $19.15, which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for the three and nine months ended December 31, 1999 excluded 3,976,928 shares related to the convertible debt and 843,000 and 903,471 stock options, respectively, at a weighted average exercise price of $15.07 and $14.69, respectively, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        DECEMBER 31,                   DECEMBER 31,
                                                                ----------------------------    --------------------------
                                                                    2000            1999           2000            1999
                                                                -----------      -----------    -----------    -----------

Net income (thousands of dollars):
    Income available to common stockholders.................... $      8,603    $      3,967   $     21,733  $     5,997
    Interest on convertible debt, net of taxes.................          941              --          2,823           --
                                                                ------------    ------------   ------------  -----------
    Income available to common stockholders,
         plus assumed conversions.............................. $      9,544    $      3,967   $     24,556  $     5,997
                                                                ============    ============   ============  ===========

Shares:
    Weighted average number of common
    shares outstanding.........................................   21,211,888      21,103,421     21,144,019   21,103,421
    Options....................................................      364,717           8,393        253,040       12,936
    Convertible debt...........................................    3,976,928              --      3,976,928           --
                                                                ------------    ------------   ------------  -----------
    Weighted average number of common
         shares outstanding, plus assumed conversions..........   25,553,533      21,111,814     25,373,987   21,116,357
                                                                ============    ============   ============  ===========

Net income per share:
    Basic...................................................... $       0.41    $       0.19   $       1.03  $      0.28
                                                                ============    ============   ============  ===========
    Diluted.................................................... $       0.37    $       0.19   $       0.97  $      0.28
                                                                ============    ============   ============  ===========

NOTE C - COMMITMENTS AND CONTINGENCIES

       On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. The NMB dismissed the matter with respect to the Alaska-based group on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers ("IUOE"). Negotiations with the IUOE are in progress. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

NOTE D - COMPREHENSIVE INCOME

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                    ------------------------    -----------------------
                                                         2000         1999          2000         1999
                                                    ----------    ----------    ----------   ----------

Net Income........................................$    8,603    $    3,967    $   21,733   $    5,997
Other Comprehensive Income:
    Currency translation adjustment...............     2,812        (5,173)      (16,017)         140
                                                   ----------    ----------    ----------   ----------
Comprehensive Income (Loss).......................$   11,415    $   (1,206)   $    5,716   $    6,137
                                                   ==========    ==========    ==========   ==========


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

NOTE F - SEGMENT INFORMATION

       The Company has adopted SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. The following shows reportable segment information for the three and nine months ended December 31, 2000 and 1999, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     DECEMBER 31,                    DECEMBER 31,
                                                                -------------------------      ------------------------
                                                                  2000           1999             2000           1999
                                                                ----------    -----------      ----------    ----------

Segment operating revenue from external customers:
     Helicopter activities..................................... $   107,050   $    90,180      $   312,030   $   278,103
     Production management and related services................      12,367        10,785           35,871        29,786
                                                                -----------   -----------      -----------   -----------
         Total segment operating revenue....................... $   119,417   $   100,965      $   347,901   $   307,889
                                                                ===========   ===========      ===========   ===========

Intersegment operating revenue:
     Helicopter activities..................................... $     3,513   $     3,027      $    10,306   $     8,625
     Production management and related services................          --            --               --            --
                                                                -----------   -----------      -----------   -----------
         Total intersegment operating revenue.................. $     3,513   $     3,027      $    10,306   $     8,625
                                                                ===========   ===========      ===========   ===========

Consolidated operating revenue reconciliation:
     Helicopter activities..................................... $   110,563   $    93,207      $   322,336   $   286,728
     Production management and related services................      12,367        10,785           35,871        29,786
     Corporate.................................................       2,684         2,406            8,034         6,877
     Intersegment eliminations.................................      (3,513)       (3,027)         (10,306)       (8,625)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating revenue.................. $   122,101   $   103,371      $   355,935   $   314,766
                                                                ===========   ===========      ===========   ===========

Consolidated operating income reconciliation:
     Helicopter activities..................................... $    14,060   $     6,214      $    39,314   $    13,234
     Production management and related services................         505           661            1,834         1,816
                                                                -----------   -----------      -----------   -----------
         Total segment operating income........................      14,565         6,875           41,148        15,050
     Gain (loss) disposal of assets............................          15         1,795              548         3,322
     Corporate.................................................          (6)          401           (1,444)          148
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating income................... $    14,574   $     9,071      $    40,252   $    18,520
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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                Parent                         Non-
                                                Company       Guarantor     Guarantor
                                                 Only       Subsidiaries   Subsidiaries  Eliminations      Consolidated
                                             ----------     ------------   ------------  ------------     -------------
ASSETS
  Current assets:
    Cash and cash equivalents...............$     8,925     $     2,975    $    30,322    $        --     $      42,222
    Accounts receivable.....................        917          34,839         79,043         (4,676)          110,123
    Inventories.............................         --          41,772         37,522             --            79,294
    Prepaid expenses........................        170           2,053          7,629             --             9,852
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets..................     10,012          81,639        154,516         (4,676)          241,491

  Intercompany investment...................    222,628              --             --       (222,628)               --
  Investments in unconsolidated entities....         --              --         17,016             --            17,016
  Intercompany note receivables.............    294,679              --             --       (294,679)               --

  Property and equipment--at cost:
    Land and buildings......................        135           3,654          6,074             --             9,863
    Aircraft and equipment..................      5,128         173,677        440,042           (110)          618,737
                                            -----------     -----------    -----------    -----------     -------------
                                                  5,263         177,331        446,116           (110)          628,600
  Less:  Accumulated depreciation
      and amortization......................     (2,558)        (81,092)       (83,441)            --          (167,091)
                                            -----------     -----------    -----------    -----------     -------------
                                                  2,705          96,239        362,675           (110)          461,509
  Other assets..............................     10,596          15,871          2,020            111            28,598
                                            -----------     -----------    -----------    -----------     -------------

                                            $   540,620     $   193,749    $   536,227    $  (521,982)    $     748,614
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable........................$       134     $     5,635    $    26,502    $    (4,676)    $      27,595
    Accrued liabilities.....................      6,883          16,084         39,483           (126)           62,324
    Deferred taxes..........................      1,004              --         17,382             --            18,386
    Current maturities of long-term debt....         --              --         16,492             --            16,492
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities.............      8,021          21,719         99,859         (4,802)          124,797

  Long-term debt, less current maturities...    190,922              --         21,248             --           212,170
  Intercompany notes payable................      5,012          12,191        277,350       (294,553)               --
  Other liabilities and deferred credits....        270           2,245            770             --             3,285
  Deferred taxes............................     13,155          37,382         47,232             --            97,769
  Minority interest.........................     12,240              --             --             --            12,240

  Stockholders' investment:
  Common stock..............................        214           4,062             43         (4,105)              214
  Additional paid in capital................    119,667          53,168         13,499        (66,666)          119,668
    Retained earnings.......................    203,847          62,982         72,511       (135,603)          203,737
    Accumulated other comprehensive
      income (loss).........................    (12,728)             --          3,715        (16,253)          (25,266)
                                            -----------     -----------    -----------    -----------     -------------
                                                311,000         120,212         89,768       (222,627)          298,353
                                            -----------     -----------    -----------    -----------     -------------
                                            $   540,620     $   193,749    $   536,227    $  (521,982)    $     748,614
                                            ===========     ===========    ===========    ===========     =============


            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       NINE MONTHS ENDED DECEMBER 31, 2000


                                               Parent                         Non-
                                              Company         Guarantor     Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    -------------

GROSS REVENUE
Operating revenue...........................$       339     $   121,527    $   234,069    $        --     $     355,935
Intercompany revenue........................         --          10,701            218        (10,919)               --
Gain(loss) on disposal of equipment.........        (82)            (34)           774           (110)              548
                                            -----------     -----------    -----------    -----------     -------------
                                                    257         132,194        235,061        (11,029)          356,483
OPERATING EXPENSES
Direct cost.................................          9         101,995        164,683             --           266,687
Intercompany expense........................         --             218         10,701        (10,919)               --
Depreciation and amortization...............        330           7,469         18,348             --            26,147
General and administrative..................      5,732           6,121         11,544             --            23,397
                                            -----------     -----------    -----------    -----------     -------------
                                                  6,071         115,803        205,276        (10,919)          316,231
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME(LOSS)......................     (5,814)         16,391         29,785           (110)           40,252

Earnings from unconsolidated entities.......     16,898              --          4,021        (16,898)            4,021
Interest income.............................     24,441             158          1,882        (24,056)            2,425
Interest expense............................     10,589               9         27,146        (24,056)           13,688
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND MINORITY INTEREST....     24,936          16,540          8,542        (17,008)           33,010
Allocation of consolidated income taxes.....      2,047           5,537          2,647             --            10,231
Minority interest...........................     (1,046)             --             --             --            (1,046)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME..................................$    21,843     $    11,003    $     5,895    $   (17,008)    $      21,733
                                            ===========     ===========    ===========    ===========     =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED DECEMBER 31, 2000


                                                Parent                          Non-
                                                Company      Guarantor       Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     -----------    ------------   ------------   --------------

Net cash provided by (used in)
  operating activities......................$    (8,723)    $    17,712    $    40,760    $    (6,823)    $      42,926
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures......................       (486)        (17,087)       (13,955)            --           (31,528)
  Proceeds from asset dispositions..........         --              27          1,985             --             2,012
  Investments in subsidiaries...............         --              --         (1,200)            --            (1,200)
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities......................       (486)        (17,060)       (13,170)            --           (30,716)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Proceeds from borrowings..................         --              --          9,834         (7,230)            2,604
  Repayment of debt.........................         --              --        (27,238)        14,053           (13,185)
  Issuance of common stock..................      3,597              --             --             --             3,597
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
 financing activities.......................      3,597              --        (17,404)         6,823            (6,984)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash.....         --              --           (939)            --              (939)
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents..........................     (5,612)            652          9,247             --             4,287

Cash and cash equivalents
  at beginning of period....................     14,537           2,323         21,075             --            37,935
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period.........................$     8,925     $     2,975    $    30,322    $        --     $      42,222
                                            ===========     ===========    ===========    ===========     =============

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000

                                                Parent                         Non-
                                                Company      Guarantor      Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                            -----------     ------------   ------------   ------------  ------------
ASSETS
  Current assets:
    Cash and cash equivalents...............$    14,537     $     2,323    $    21,075    $        --   $    37,935
    Accounts receivable.....................        280          22,822         75,116         (1,831)       96,387
    Inventories.............................         --          38,023         42,412             --        80,435
    Prepaid expenses........................        227             558          4,940             --         5,725
                                            -----------     -----------    -----------    -----------    -----------
      Total current assets..................     15,044          63,726        143,543         (1,831)      220,482

  Intercompany investment...................    201,410              --             --       (201,410)           --
  Investments in unconsolidated entities....      1,108             229         12,756             --        14,093
  Intercompany note receivables.............    286,388              --          3,844       (290,232)           --

  Property and equipment--at cost:
    Land and buildings......................         --           3,220          7,785             --         11,005
    Aircraft and equipment..................      4,335         155,867        445,747             --        605,949
                                            -----------     -----------    -----------    -----------     ----------
                                                  4,335         159,087        453,532             --        616,954
  Less:  Accumulated depreciation
      and amortization......................     (2,939)        (75,943)       (64,049)            --       (142,931)
                                            -----------     -----------    -----------    -----------     ----------
                                                  1,396          83,144        389,483             --        474,023
  Other assets..............................     11,558          16,700          6,207            111         34,576
                                            -----------     -----------    -----------    -----------     ----------

                                            $   516,904     $   163,799    $   555,833    $  (493,362)    $  743,174
                                            ===========     ===========    ===========    ===========     ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable........................$       196     $     4,931    $    27,151    $    (1,529)    $   30,749
    Accrued liabilities.....................      6,074          10,028         36,286           (306)        52,082
    Deferred taxes..........................         --              --         18,443             --         18,443
    Current maturities of long-term debt....         --              --         16,540             --         16,540
                                            -----------     -----------    -----------    -----------     ----------
      Total current liabilities.............      6,270          14,959         98,420         (1,835)       117,814

  Long-term debt, less current maturities...    190,922              --         33,816             --        224,738
  Intercompany notes payable................      3,844             379        286,004       (290,227)            --
  Other liabilities and deferred credits....        272           2,223            437             --          2,932
  Deferred taxes............................      9,508          33,564         53,667             --         96,739
  Minority interest.........................     11,911              --             --             --         11,911

  Stockholders' investment:
    Common stock............................        211           4,048          1,384         (5,432)           211
    Additional paid in capital..............    116,074          52,567         15,928        (68,495)       116,074
    Retained earnings.......................    182,004          56,059         65,068       (121,127)       182,004
    Accumulated other comprehensive
      income (loss).........................     (4,112)             --          1,109         (6,246)        (9,249)
                                            -----------     -----------    -----------    -----------     ----------
                                                294,177         112,674         83,489       (201,300)       289,040
                                            -----------     -----------    -----------    -----------     ----------
                                            $   516,904     $   163,799    $   555,833    $  (493,362)    $  743,174
                                            ===========     ===========    ===========    ===========     ==========

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       NINE MONTHS ENDED DECEMBER 31, 1999


                                               Parent                          Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            -----------     ------------   ------------   ------------   --------------

GROSS REVENUE
Operating revenue...........................$       244     $    98,580    $   215,942    $        --     $     314,766
Intercompany revenue........................         --           5,907            216         (6,123)               --
Gain on disposal of equipment...............         12           3,136            174             --             3,322
                                            -----------     -----------    -----------    -----------     -------------
                                                    256         107,623        216,332         (6,123)          318,088
OPERATING EXPENSES
Direct cost.................................          3          80,474        173,640             --           254,117
Intercompany expense........................         --             217          5,906         (6,123)               --
Depreciation and amortization...............        131           7,493         17,636             --            25,260
General and administrative..................      3,899           4,481         11,811             --            20,191
                                            -----------     -----------    -----------    -----------     -------------
                                                  4,033          92,665        208,993         (6,123)          299,568
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME(LOSS)......................     (3,777)         14,958          7,339             --            18,520

Earnings from unconsolidated entities.......      1,284              --          3,254         (1,284)            3,254
Interest income.............................     22,186             259          1,038        (21,081)            2,402
Interest expense............................     10,669              --         24,361        (21,081)           13,949
                                            -----------     -----------    -----------    -----------     -------------

INCOME(LOSS) BEFORE PROVISION(BENEFIT)
  FOR INCOME TAXES AND MINORITY INTEREST....      9,024          15,217        (12,730)        (1,284)           10,227
Allocation of consolidated income taxes.....      2,019           5,098         (3,947)            --             3,170
Minority interest...........................     (1,008)             --            (52)            --            (1,060)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME(LOSS) ...........................$     5,997     $    10,119    $    (8,835)   $    (1,284)    $       5,997
                                             ===========     ===========    ===========    ===========     =============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED DECEMBER 31, 1999



                                                Parent                          Non-
                                                Company      Guarantor      Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            -----------     ------------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities......................$    (7,031)    $     5,158    $    34,349    $   (14,320)    $    18,156
                                            -----------     -----------    -----------    -----------     -----------

Cash flows from investing activities:
  Capital expenditures......................       (110)        (12,766)       (41,436)            --         (54,312)
  Proceeds from asset dispositions..........         19           4,947          4,270             --           9,236
  Investments in subsidiaries...............      3,751          (3,751)            --             --              --
                                            -----------     -----------    -----------    -----------     -----------
Net cash provided by (used in)
  investing activities......................      3,660         (11,570)       (37,166)            --         (45,076)
                                            -----------     -----------    -----------    -----------     -----------

Cash flows from financing activities:
  Proceeds from borrowings..................         --              --          6,452             --           6,452
  Repayment of debt.........................    (14,320)             --         (7,360)        14,320          (7,360)
                                            -----------     -----------    -----------    -----------     -----------
Net cash used in financing activities.......    (14,320)             --           (908)        14,320            (908)
                                            -----------     -----------    -----------    -----------     -----------

Effect of exchange rate changes in cash.....         --              --             35             --              35
                                            -----------     -----------    -----------    -----------     -----------

Net increase (decrease) in cash and
  cash equivalents..........................    (17,691)         (6,412)        (3,690)            --         (27,793)

Cash and cash equivalents
  at beginning of period....................     34,775          10,584         25,235             --          70,594
                                            -----------     -----------    -----------    -----------     -----------

Cash and cash equivalents
 at end of period...........................$    17,084     $     4,172    $    21,545    $        --    $     42,801
                                            ===========     ===========    ===========    ===========    ============

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

RESULTS OF OPERATIONS

         A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  DECEMBER 31,                   DECEMBER 31,
                                                            -------------------------     --------------------------
                                                               2000           1999            2000          1999
                                                            -----------   -----------     -----------    -----------

Operating revenue.......................................... $   122,101   $   103,371     $   355,935    $   314,766
Gain on disposal of assets.................................          15         1,795             548          3,322
Operating expenses.........................................     107,542        96,095         316,231        299,568
                                                            -----------   -----------     -----------    -----------

Operating income...........................................      14,574         9,071          40,252         18,520

Earnings from unconsolidated entities......................       2,122         1,067           4,021          3,254
Interest income (expense), net.............................      (3,726)       (3,885)        (11,263)       (11,547)
                                                            -----------   -----------     -----------    -----------

Income before provision for income taxes...................      12,970         6,253          33,010         10,227
Provision for income taxes.................................       4,015         1,935          10,231          3,170
Minority interest..........................................        (352)         (351)         (1,046)        (1,060)
                                                            -----------   -----------     -----------    -----------

Net income................................................. $     8,603   $     3,967     $    21,733    $     5,997
                                                            ===========   ===========     ===========    ===========


         The following tables set forth certain operating information, which will form the basis for discussion of each of the Company's two identified segments, Helicopter Activities and Production Management and Related Services. Beginning in fiscal year 2000, the Company has changed the basis of segmentation within its Helicopter Activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

                                       15

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                  -----------------------------------
                                                                       2000                  1999
                                                                  ------------           ------------
                                                                  (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log...............................................           30,485                 24,952
      Bristow...............................................           12,320                 11,210
      International.........................................           21,386                 14,795
                                                                  -----------            -----------
         Total..............................................           64,191                 50,957
                                                                  ===========            ===========

Operating revenues:
   Helicopter Activities:
       Air Log..............................................      $    32,175            $    23,998
       Bristow..............................................           44,897                 42,330
       International........................................           35,156                 27,324
       Less:  Intercompany..................................           (1,665)                  (445)
                                                                  -----------            -----------
         Total..............................................          110,563                 93,207
   Production management and related services...............           12,367                 10,785
   Corporate................................................            2,684                  2,406
   Less:  Intersegment......................................           (3,513)                (3,027)
                                                                  -----------            -----------
         Consolidated total.................................      $   122,101            $   103,371
                                                                  ===========            ===========

Operating income, excluding gain or loss on disposal of assets:
   Helicopter Activities:
       Air Log..............................................      $     4,820            $     3,450
       Bristow..............................................            2,100                   (831)
       International........................................            7,140                  3,595
                                                                  -----------            -----------
         Total..............................................           14,060                  6,214
   Production management and related services...............              505                    661
   Corporate................................................               (6)                   401
                                                                  -----------            -----------
         Consolidated total.................................      $    14,559            $     7,276
                                                                  ===========            ===========

Gross margin, excluding gain or loss on disposal of assets:
   Helicopter Activities:
       Air Log..............................................           15.0%                  14.4%
       Bristow..............................................            4.7%                  (2.0)%
       International........................................           20.3%                  13.2%
         Total..............................................           12.7%                   6.7%
   Production management and related services...............            4.1%                   6.1%
         Consolidated total.................................           11.9%                   7.0%



                                                                         NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                  -----------------------------------
                                                                       2000                  1999
                                                                  ------------           ------------
                                                                  (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log...............................................           87,253                 77,371
      Bristow...............................................           39,611                 41,672
      International.........................................           59,270                 41,572
                                                                  -----------            -----------
         Total..............................................          186,134                160,615
                                                                  ===========            ===========

Operating revenues:
   Helicopter Activities:
       Air Log..............................................      $    90,149            $    70,969
       Bristow..............................................          134,589                140,268
       International........................................          101,894                 76,092
       Less:  Intercompany..................................           (4,296)                  (601)
                                                                  -----------            -----------
         Total..............................................          322,336                286,728
   Production management and related services...............           35,871                 29,786
   Corporate................................................            8,034                  6,877
   Less:  Intersegment......................................          (10,306)                (8,625)
                                                                  -----------            -----------
         Consolidated total.................................      $   355,935            $   314,766
                                                                  ===========            ===========

Operating income, excluding gain or loss on disposal of assets:
   Helicopter Activities:
       Air Log..............................................      $    14,331            $     9,954
       Bristow..............................................            5,001                 (4,413)
       International........................................           19,982                  7,693
                                                                  -----------            -----------
         Total..............................................           39,314                 13,234
   Production management and related services...............            1,834                  1,816
   Corporate................................................           (1,444)                   148
                                                                  -----------            -----------
         Consolidated total.................................      $    39,704            $    15,198
                                                                  ===========            ===========

Gross margin, excluding gain or loss on disposal of assets:
   Helicopter Activities:
       Air Log..............................................           15.9%                 14.0%
       Bristow..............................................            3.7%                 (3.1)%
       International........................................           19.6%                 10.1%
         Total..............................................           12.2%                  4.6%
   Production management and related services...............            5.1%                  6.1%
         Consolidated total.................................           11.2%                  4.8%




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

     Operating revenues from helicopter activities increased by 18.6% and 12.4% during the three and nine months ended December 31, 2000, respectively, over the prior year comparable periods, with operating expenses increasing 3.5% and 10.9%, respectively. Higher levels of exploration and development by domestic oil companies and an increase in international contracts in the current year, as compared to the fiscal year 2000 periods, led to the improvement, along with the impact in fiscal 2000 of the loss of two major customers in the North Sea effective August 1, 1999. Flight activity in the Gulf of Mexico and certain international markets began increasing during the fourth quarter of fiscal 2000, and has continued this trend throughout fiscal year 2001.

     Air Log's flight activity for the three and nine-month periods ended December 31, 2000 is above the similar prior year levels by 22.2% and 12.8%, respectively. An increase in activity was prevalent in both the Gulf of Mexico market and Alaska. Revenues for the same periods were up 34% and 27%, respectively. The disproportionate increase in revenue in relation to flight hours was due to a shift in the mix of aircraft generating revenue, coupled with rate increases of approximately 6% in the Gulf of Mexico, which went into effect beginning February 1, 2000. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 32% and 50%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft increased 20% and 22%, respectively. For the nine month period flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 28% and 44%, respectively, over the prior year, while smaller, production related aircraft increased 10% and 16%, respectively. Air Log's operating margin of 15.0% and 15.9% for the three and nine months ended December 31, 2000 has improved over the comparable prior year periods, which had margins of 14.4% and 14.0%, respectively. Increased maintenance and other costs lowered the operating margin for the quarter as compared to the year-to-date margin.

         During October 2000, Air Log was awarded a contract to provide all of the helicopter services for a Gulf of Mexico production management services company. The contract, which was fully phased in by late November, involves eighteen (18) helicopters and generated revenues of approximately $2.4 million during the current quarter. Previously, Air Log had five (5) aircraft contracted to this customer.

         Bristow's revenue for the three and nine-month periods ended December 31, 2000 increased by 6.1% and decreased by 4.0%, respectively, from the similar periods in the prior year. Bristow's flight hours for the three and nine-month periods ended December 31, 2000 increased by 9.9% and decreased by 4.9%, respectively, from the similar periods in the prior year. The decrease in flight activity and revenue for the nine-month period is the net result of a decrease in North Sea flight hours, primarily related to the cessation of contracts with two major customers on August 1, 1999, offset by an increase in flight hours in Norway. These aforementioned contracts accounted for $11.9 million of revenue during the nine months ended December 31, 1999. Bristow's operating margin improved to 4.7% and 3.7% for the three and nine-month periods ended December 31, 2000, from (2.0)% and (3.1)%, respectively, in the prior year periods. At September 30, 1999, $5.0 million was reflected in that quarter's results for restructuring charges for the North Sea operations. Absent these charges, Bristow's operating margin for the nine-month period ended December 31, 1999 would have increased to less than 1%. The improvement in margin during the nine months ended December 31, 2000, after considering the restructuring charges discussed above, is due to increased flying on a spot basis, an increase in the spot rates charged, and the effect of cost cutting measures previously implemented. The operating margin for the nine months ended December 31, 2000, is impacted by employee severance costs of $1.5 million recognized during the first quarter of fiscal 2001. These severance costs were the result of management's continuing review of Bristow's North Sea operations and support functions elsewhere in the U.K. Absent these charges, Bristow's operating margin for the nine months ended December 31, 2000, would have been 4.8%.

         Internationally, flight hours increased during the three and nine months ended December 31, 2000, by 44.5% and 42.6%, respectively, from the similar periods in the prior year. Revenues also increased accordingly during the three and nine months ended December 31, 2000 by 28.7% and 33.9%, respectively, from the similar periods in the prior year. An increase in activity was prevalent in Brazil, China, Mexico and Nigeria. In Nigeria revenues were up 3% and 5% over the prior year three and nine-month periods as drilling activities in Nigeria improved during the past year. During March 2000, the Company's 49% owned affiliate in Mexico was awarded a $75 million three year contract to provide helicopter transportation services to the Federal Electric Commission of Mexico. Most of the aircraft needed to fulfill the contract requirements are being leased from the Company. The start up of the contract was in phases over a two-month period, which began March 31, 2000, and generated revenue of approximately $3.0 and $8.0 million during the three and nine months ended December 31, 2000. During the current year, the Company imported a seventh aircraft to Brazil to cover the increased ad hoc flying resulting from the international oil companies expanding into the Brazilian market. Also during the current year, the Company completed its $1.2 million investment, subject to approval by relevant government authorities, in a local Brazilian operator. This investment will serve to secure Air Log's presence in Brazil and enhance the local operator's ability to do business with the international oil companies.

         PRODUCTION MANAGEMENT AND RELATED SERVICES

         Operating revenues for GPM increased by 14.7% and 20.4% during the three and nine-month periods ended December 31, 2000, as compared to the similar periods in the prior year. The increase in revenue is primarily due to higher energy prices, which resulted in increased production activity in the Gulf of Mexico. GPM was also awarded two significant contracts, which help to account for higher revenue for the current year. GPM's margin declined during the current quarter primarily due to increased employee benefit costs.

         CORPORATE AND OTHER

         General and administrative expense increased during the three- and nine-month periods ended December 31, 2000, primarily due to increased compensation costs related to the Company's performance based incentive compensation plan costs. Additionally, the nine-month period also included costs incurred to review a potential reorganization of the Company's legal operating structure. Earnings from unconsolidated subsidiaries increased during the current quarter primarily due to the resumption of distributions from the Company's Mexican joint venture. For the nine months ended December 31, 2000 earnings from unconsolidated entities increased due to the distributions discussed above offset by lower earnings reported by Bristow's training joint venture. The effective income tax rate from continuing operations was approximately 31% for the nine months ended December 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $42.2 million as of December 31, 2000, a $4.3 million increase from March 31, 2000. Working capital as of December 31, 2000 was $116.7 million, a $14.0 million increase from March 31, 2000. Total debt was $228.7 million as of December 31, 2000.

     As of December 31, 2000, Bristow had a (pound)15 million ($22.4 million) revolving credit facility with a syndicate of United Kingdom banks that matures on February 28, 2001. As of December 31, 2000, Bristow had (pound)0.6 million ($0.8 million) of letters of credit utilized and no funds were drawn under this credit facility. As of December 31, 2000, the Company had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 2001. No funds were drawn under this facility as of December 31, 2000. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future. Management also believes that credit facilities with similar terms will be obtained before the expiration of above facilities.

     During the nine months ended December 31, 2000, the Company received proceeds of $2.0 million primarily from the sale of non-aviation assets and purchased two Bell 412's for $10.0 million, two Bell 407's for $2.2 million, three S76's for $3.5 million, twelve 206L's for $4.7 million and seven 206B's for $2.0 million to fulfill customer contract requirements. These aircraft acquisitions were made with existing cash. The Company has a commitment to acquire six-(6) new Bell 407 helicopters for $9.0 million with delivery scheduled during the first quarter of calendar 2001.

     During the nine months ended December 31, 1999, the Company received proceeds of $9.2 million from nine separate disposals of aircraft. During the same period, the Company purchased seven Bell 407's for $9.2 million, four S-61's for $11.0 million, two S-76's for $4.5 million, one Bell 412 for $4.3 million and three Super Puma's for $20.4 million. In addition, the Company placed $4.0 million into escrow, included in other assets as of March 31, 2000, for the purchase of three S-76 aircraft. Of the S-76's, only two were acquired and the unused escrowed funds were returned to the Company during fiscal 2001.

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



                PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

  (b) Reports on Form 8-K:
      There were no Form 8-K filings during the quarter ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            OFFSHORE LOGISTICS, INC.

                                  BY:/s/ GEORGE M. SMALL
                                     ----------------------------------
                                     GEORGE M. SMALL
                                     President and Chief Operating Officer

                                  DATE: February 14, 2001



                                      /s/ H. EDDY DUPUIS
                                  BY: ----------------------------------
                                      H. EDDY DUPUIS
                                      Vice President and Chief Financial Officer

                                  DATE: February 14, 2001