Form 10-K405
period 2001-03-31
OFFSHORE LOGISTICS INC
filed 2001-06-29
CIK 73887

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2001

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

                                                             YES  X    NO
                                                                 ---     ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                  X
                                                                 ---

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2001 was $432,456,000.

       The number of shares outstanding of the registrant's Common Stock as of May 31, 2001 was 21,877,421.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Definitive Proxy Statement for this year's Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                            OFFSHORE LOGISTICS, INC.
                                INDEX--FORM 10-K



                                                    PART I

                                                                                                            Page
                                                                                                            ----
Item 1.    Business...........................................................................................1

Item 2.    Properties.........................................................................................6

Item 3.    Legal Proceedings..................................................................................7

Item 4.    Submission of Matters to a Vote of Security Holders................................................8

Item 4a.   Executive Officers of the Registrant...............................................................8



                                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..........................9

Item 6.    Selected Financial Data............................................................................9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............10

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk........................................17

Item 8.    Consolidated Financial Statements and Supplementary Data..........................................18

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..............49



                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................................................49

Item 11.   Executive Compensation............................................................................49

Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................49

Item 13.   Certain Relationships and Related Transactions....................................................49



                                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................50

Signatures ..................................................................................................52

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Offshore Logistics, Inc., a Delaware corporation, through its Air Logistics subsidiaries ("Air Log") and with its investment in Bristow Aviation Holdings Limited ("Bristow"), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. See Note I in "Notes to Consolidated Financial Statements" for discussion of the Company's investment in Bristow. At March 31, 2001, Air Log and Bristow's operations included 416 aircraft (including 81 aircraft operated through unconsolidated entities). The Company's executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana 70505, and its telephone number is (337) 233-1221. The Company was incorporated in 1969. Unless the context herein indicates otherwise, all references to the "Company" refer to Offshore Logistics, Inc., ("OLOG") and its majority-owned and non-majority owned entities. The Company's operations also include production management services through its wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM").

       See Note J in "Notes to Consolidated Financial Statements" for information on the Company's operating revenue, operating income and identifiable assets by industry segment and geographical distribution for the years ended March 31, 2001, 2000 and 1999.

                           FORWARD LOOKING STATEMENTS

       This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements under "Helicopter Activities -- United States Operations" regarding the ability of the Company to better manage its helicopter fleet, under "Production Management Services -- Customers" and "Production Management Services -- Competition" regarding outsourcing and cost structure and the market for production management operations, under "General -- Union Activities" regarding the effect of the Company's pilots electing to be represented by a union and the impact of the current organizing efforts of the Company's mechanics, under "Legal Proceedings" regarding the Company's potential liability on environmental claims, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Helicopter Activities" regarding, respectively, concentration and globalization of the helicopter industry, restructuring of the oil and gas industry, increased levels of activity and their effects on the Company's future prospects, the percentage rate increase for Gulf of Mexico customers and the likelihood of higher salaries for that workforce, the amount of the contract with the Mexican electric commission, and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding the Company's anticipated future financial position and cash requirements.

       Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include the possibility that the improvement shown in the first quarter of fiscal 2002 in flight activity in the Gulf of Mexico, the North Sea, and certain international markets does not continue through the end of the quarter or the rest of the fiscal year, that the rate increases instituted by Air Log on June 1, 2001 will not be accepted by its customers, that the wage increase for the Air Log workforce will not mitigate its recruiting and retention problems, and that the North Sea market rebounds faster than other exploration and production areas. Other important factors that could cause actual results to differ materially from the Company's expectations (with those included in the prior sentence "Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions and the ability to achieve reduced operating expenses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

       The following table sets forth the number and type of aircraft operated by Air Log and Bristow at the end of the past three fiscal years.



                                                                                                  MARCH 31,
                                                         PASSENGER      SPEED         ----------------------------------
       TYPE                                              CAPACITY       (MPH)          2001          2000          1999
       ----                                              ---------      ------        ------        ------        ------
AS332L Super Puma ................................            18           160            36            36            33
Sikorsky S-61 ....................................            19           135            20            20            17
Bell 214ST .......................................            18           150             6             6             6
Puma SA 330J .....................................            16           150            --             2             2
Sikorsky S-76 ....................................            12           160            45            42            41
Bell 212 .........................................            12           115            44            40            42
Bell 412 .........................................            12           140            13            10             6
Bo - 105 .........................................             4           125            17            18            19
AS355 Twinstar ...................................             5           135             8             8             9
Bell 407 .........................................             6           130            28            26            19
Bell 206L Series .................................             6           125            79            64            66
Bell 206B Jet Ranger .............................             4           115            30            20            21
Other (includes fixed wing) ......................                                         9            10            14
                                                                                      ------        ------        ------
                                                                                         335           302           295
                                                                                      ======        ======        ======

       At March 31, 2001, Air Log and Bristow owned or employed pursuant to a capital lease arrangement 322 of the 335 aircraft that are operated. The following table sets forth certain information concerning the 322 aircraft.


                                                AS OF
                                           MARCH 31, 2001
                                      -------------------------
                                                         NET
                                                     BOOK VALUE
       TYPE                            NUMBER          (000's)
       ----                           --------       ----------
AS332L Super Puma ............              34        $197,765
Sikorsky S-61 ................              20          36,098
Bell 214ST ...................               6           9,756
Sikorsky S-76 ................              44          44,924
Bell 212 .....................              40          28,703
Bell 412 .....................              13          35,552
Bo - 105 .....................              17           3,866
AS355 Twinstar ...............               8           1,426
Bell 407 .....................              28          30,598
Bell 206L Series .............              77          19,309
Bell 206B Jet Ranger .........              26           3,284
Other ........................               4           5,642
                                      --------        --------
                                           317         416,923
Fixed Wing ...................               5           2,882
                                      --------        --------
                                           322        $419,805
                                      ========        ========


       In addition to the foregoing 322 aircraft, at March 31, 2001, Air Log and Bristow operated 13 aircraft pursuant to operating lease arrangements. Bristow provides engineering and administrative support to 47 aircraft operated in an unconsolidated entity involved in military training. Air Log and Bristow also provide services and technical support to other unconsolidated entities that operate 29 helicopters of various types and 5 fixed wing aircraft.

UNITED STATES OPERATIONS

       The United States ("U.S.") helicopter activities are conducted primarily from operating facilities along the Gulf of Mexico. As of March 31, 2001, Air Log operated 178 aircraft in that area. Air Log also operates 13 aircraft in Alaska. Although the Company's business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of other markets for helicopter services distinguishes the Company's business from other segments of the oil service industry. Other markets for helicopters include emergency medical transportation, agricultural and forestry support and general aviation activities. These other markets enable the Company to better manage its helicopter fleet by providing both a source of additional aircraft during times of high demand and potential purchasers for excess Company aircraft during times of reduced demand.

UNITED KINGDOM/EUROPE OPERATIONS

       During fiscal 1997, the Company expanded its presence in the United Kingdom and Europe through its investment in Bristow. As of March 31, 2001, 63 aircraft were being operated by Bristow in the United Kingdom and Europe, mainly in the North Sea offshore market. These activities are primarily dependent upon activity levels in the offshore oil and gas production, exploration and construction industries and search and rescue needs in that area.

       Bristow also has a 50% interest in an unconsolidated entity that has a 15 year contract to provide pilot training and maintenance services to the British military. This entity purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities, which began in May 1997.

OTHER INTERNATIONAL OPERATIONS

       Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of March 31, 2001, Air Log and Bristow operated 81 of their aircraft in locations outside the United States and Europe. Air Log operated 32 helicopters in Brazil, Colombia, Ecuador and Mexico. Bristow operated 25 aircraft in Africa, 10 aircraft in Australia and 14 aircraft elsewhere throughout the world.

       In addition to its direct operations in international areas, Air Log has service agreements with, and equity interests in, entities that operate 34 aircraft in Egypt and Mexico. Air Log provides services and technical support to these entities and, from time to time, leases aircraft to these entities as additional support for these operations.

CUSTOMERS

       The principal customers for the Company's helicopter activities are national and international petroleum and offshore construction companies. During 2001 and 2000, one customer accounted for 13% and 12% of consolidated operating revenues. During 1999, no one customer accounted for more than 10% of the Company's consolidated operating revenues.

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

       Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that Air Log's aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. At March 31, 2001, the Company had approximately 1,341,462 common shares held by persons with foreign addresses representing approximately 6.1% of the 21,815,421 common shares outstanding.

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

       Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the United Kingdom unless such aircraft are approved by the CAA. The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92 (i.e. the entity that operates under the license must be owned directly or through majority ownership by United Kingdom or European Economic Area nationals and must at all times be effectively controlled by them, as defined by the CAA).

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

CURRENCY FLUCTUATIONS

       Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). For the year ended March 31, 2001, approximately 28% of consolidated operating revenues were translated from pounds into the United States Dollar. In addition, portions of Bristow's revenues are denominated in other currencies (including Australian Dollars, Euros, Nigerian Naira, Norwegian Krone, and Trinidad and Tobago Dollars) to cover expenses in the areas and/or currencies in which such expenses are incurred. To the extent operating revenues are denominated in the same currency as operating expenses, the Company can reduce its vulnerability to exchange rate fluctuations. Because the Company maintains its financial statements in United States Dollars, it is vulnerable to fluctuations in the exchange rate between the pound and the United States Dollar. In fiscal 2001, the British pound U.S. Dollar exchange rate ranged from a high of L.=U.S. $1.60 to a low of L.=U.S. $1.40 with an average of L.=U.S. $1.48 for the year. As of March 31, 2001 the exchange rate was L.=U.S. $1.42.

                         PRODUCTION MANAGEMENT SERVICES

       The Company's wholly owned subsidiary, GPM is a leading independent contract operator of oil and gas production facilities in the Gulf of Mexico. GPM also provides services for certain onshore facilities. In providing these services, GPM operates oil and gas production facilities for major and smaller independent oil and gas companies. Typical project assignments may involve full or limited management of operations of oil and gas production facilities located offshore, particularly in the Gulf of Mexico. The work involves placing experienced crews, employed by GPM, to operate the facilities and provide all necessary services and products for the offshore operations. When servicing offshore oil and gas production facilities, GPM's employees normally live on the facility for a seven-day rotation. GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. GPM also handles regulatory and production reporting for certain of its customers.

OPERATIONS

       GPM's production management services are conducted primarily from production facilities in the Gulf of Mexico. As of March 31, 2001, GPM managed or had personnel assigned to 230 production facilities in the Gulf of Mexico. Although GPM's business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM's production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

CUSTOMERS

       GPM's customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to outsource services provided by companies such as GPM, which are able to operate more efficiently and with a lower cost structure. This allows the customers to focus their efforts on their core activities, which is the exploration for and development of oil and gas reserves. During 2001, 2000 and 1999, no single GPM customer accounted for more than 10% of the Company's consolidated operating revenues.

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


                                     GENERAL

EMPLOYEES

       As of March 31, 2001 Air Log, Bristow and GPM employed 759, 1,872 and 614 employees worldwide, respectively. The Company's corporate staff consisted of 16 employees.

UNION ACTIVITIES

       On August 6, 1997, the U.S. pilots at the Company voted to become members of the Office and Professional Employees International Union ("OPEIU"). The Company commenced contract negotiations with the OPEIU on April 1, 1998 and on April 15, 1999 announced that it had reached a tentative agreement with pilot representatives on the contract's provisions. The contract calls for a four year term which began on May 18, 1999. The contract provides the pilots with scheduled increases in base pay and other fringe benefit enhancements and provides the Company with strike protection and certain other rights to allow it to continue to manage its business. The contract was ratified on May 18, 1999 by a 96% affirmative vote of the pilot employees and on May 26, 1999, by a unanimous affirmative vote of the Company's Board of Directors. In June 2001, the Company and the OPEIU commenced discussions on mid-term changes to the contract. As of this date, no changes have been agreed upon.

       On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. On January 17, 2001, the OPEIU notified the Company that it had begun organizing efforts with respect to the mechanics for a second time at Air Logistics, L.L.C. No election was called and there are no continuing activities to the best of the Company's knowledge. With respect to the Alaska-based mechanics, an election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers ("IUOE"). Negotiations with the IUOE are in progress.

       The Company does not believe that the terms of the pilots' contract or any amendments that may be agreed upon will place it at a disadvantage with its competitors as management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

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

       Bristow leases various hangars and terminal access at Norwich Airport, England under a lease expiring in 2008. Bristow also leases hangar and terminals at North Denes Airport, England which will be cancelled in June 2001 as part of a consolidation of facilities in that area of England.

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

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

       All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company's executive officers. The executive officers of the Company are as follows:


     NAME                         AGE              POSITION HELD WITH REGISTRANT
     ----                         ---              -----------------------------
Louis F. Crane.....................60      Chairman, Chief Executive Officer and Director
George M. Small....................56      President, Chief Operating Officer and Director
Hans J. Albert.....................59      Executive Vice President -- Corporate Development
Drury A. Milke.....................43      Executive Vice President -- International Operations
Gene Graves........................52      Vice President -- Marketing
H. Eddy Dupuis.....................36      Vice President and Chief Financial Officer

       Mr. Crane has been a Director since 1987. He was appointed Chairman of the Board in 1997 and elected Chief Executive Officer in 1999.

       Mr. Small joined the Company in 1977 as Controller. He was elected Vice President -- Treasurer in 1979, Chief Financial Officer and Secretary in 1986 and President during 1997.

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


                                           MARCH 31, 2001              MARCH 31, 2000
                                        --------------------        --------------------
                                         HIGH          LOW           HIGH          LOW
                                        ------        ------        ------        ------
       First Quarter ...........         15.63         11.25         13.38         10.25
       Second Quarter ..........         18.81         12.00         14.38         10.00
       Third Quarter ...........         22.81         15.81         10.91          7.94
       Fourth Quarter ..........         26.50         18.25         14.38          8.50


       The approximate number of holders of record of Common Stock as of May 31, 2001 was 958.

       On January 27, 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008. The terms of the Senior Notes restrict payment of cash dividends to shareholders. The Company has not paid dividends on its Common Stock since January 1984.

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The information presented for 1998 and 1997 reflects Cathodic Protection Services Company ("CPS") as a discontinued operation, which was discontinued in May, 1997.


                                                                                                                        NINE MONTHS
                                                                                                                           ENDED
                                                                         YEAR ENDED MARCH 31,                            MARCH 31,
                                                    -------------------------------------------------------------       -----------
                                                       2001             2000             1999             1998             1997
                                                    ----------       ----------       ----------       ----------       -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Operating revenues ..........................       $  477,003       $  417,087       $  466,440       $  426,893       $  167,128
                                                    ==========       ==========       ==========       ==========       ==========
Income from continuing operations ...........       $   29,914       $    8,890       $   20,920       $   31,254       $   17,625
                                                    ==========       ==========       ==========       ==========       ==========
Net income ..................................       $   29,914       $    8,890       $   20,920       $   31,408       $   17,232
                                                    ==========       ==========       ==========       ==========       ==========

Basic earnings per common share:(1)
   Income from continuing operations ........       $     1.41       $     0.42       $     0.97       $     1.45       $     0.88
                                                    ==========       ==========       ==========       ==========       ==========
   Net income ...............................       $     1.41       $     0.42       $     0.97       $     1.46       $     0.86
                                                    ==========       ==========       ==========       ==========       ==========

Diluted earnings per common share:(1)
   Income from continuing operations ........       $     1.32       $     0.42       $     0.97       $     1.35       $     0.85
                                                    ==========       ==========       ==========       ==========       ==========
   Net Income ...............................       $     1.32       $     0.42       $     0.97       $     1.36       $     0.83
                                                    ==========       ==========       ==========       ==========       ==========

Balance Sheet Data:
   Total assets .............................       $  754,820       $  743,174       $  732,030       $  736,011       $  674,213
                                                    ==========       ==========       ==========       ==========       ==========
   Long-term obligations:
   Long-term debt ...........................       $  209,190       $  224,738       $  233,615       $  251,560       $  199,631
                                                    ==========       ==========       ==========       ==========       ==========

Cash dividends declared per
   common share .............................       $       --       $       --       $       --       $       --       $       --
                                                    ==========       ==========       ==========       ==========       ==========

(1) Earnings per share amounts for the nine months ended March 31, 1997 have been restated for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. In December 1996, the Company expanded its aviation services and related operations through its investment in Bristow Aviation Holdings Limited ("Bristow") (see Note I in the "Notes to the Consolidated Financial Statements" for a complete discussion of this investment). The investment in Bristow was influenced by the Company's belief that the globalization of helicopter operators had begun with the then recent acquisitions and consolidations completed by two of its major international competitors. This trend has continued with the consolidation of two major international competing helicopter operators in August 1999. Further consolidation is possible as operators seek to broaden their exposure to international markets in order to better serve their customers and increase their access and influence with financial markets, insurance markets and other suppliers. The combined helicopter activities of the Company's Air Logistics subsidiaries ("Air Log") and that of Bristow, together with its investment in unconsolidated entities, result in an operating fleet of 416 aircraft primarily servicing the major oil and gas markets of the world.

       The Company also provides production management services to the domestic offshore oil and gas industry through its wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"). GPM's services include furnishing personnel, engineering, production operating services, paramedic services and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. The Company's investment in GPM was influenced by its belief that a restructuring in the United States oil and gas industry was taking place, creating opportunities to provide production management services to both independent and major oil and gas companies as they either grow, contract or refocus their activities accordingly.

       The level of worldwide offshore oil and gas exploration, development and production activity has traditionally influenced demand for the Company's services. This was clearly evident during fiscal year 1999 when the oil and gas industry experienced a significant downturn. A market over-supply of oil caused prices to decline to their lowest level in over 12 years. This protracted decline in commodity prices resulted in oil companies' canceling or deferring a significant portion of their current and planned exploration and development activities and, accordingly, reduced demand for helicopter services in certain markets and increased rate pressure from customers in other markets. Additionally, oil companies sought to lower their internal and external production costs through initiatives to reduce excess costs and make more efficient use of contracted third party services, a trend which continued into fiscal 2000. During fiscal 2000, the member nations of OPEC sought to correct the over supply of oil by instituting production cuts which, along with increasing worldwide demand, drove oil prices to historically high levels. During fiscal 2001, natural gas prices in the United States reached historical highs due to inventory shortages. The firming up of prices of these two commodities sparked renewed interest in exploration and development by the major oil and gas companies. This has resulted in higher levels of exploration and development activities in fiscal 2001, which has improved our revenues and corresponding profits. Due to recent higher than expected build up of natural gas inventory, prices for natural gas have weakened, the impact of which, on exploration and development activities is not currently known.

       The Company has no way of predicting the activity levels of either the oil and gas industry in general or that of its specific customers. However, management does believe that worldwide supply and demand for oil and natural gas will foster continued industry commitment for new exploration and development activities and, consequently, helicopter transportation services.

RESULTS OF OPERATIONS

       Operating results and other income statement information for the fiscal years ended March 31, 2001, 2000 and 1999 follows (in thousands of dollars):



                                                                          YEAR ENDED MARCH 31,
                                                            ------------------------------------------------
                                                               2001               2000               1999
                                                            ----------         ----------         ----------
       Operating revenues ..........................        $  477,003         $  417,087         $  466,440
       Gain on disposal of equipment ...............             1,187              3,516              2,400
                                                            ----------         ----------         ----------
                                                               478,190            420,603            468,840
                                                            ----------         ----------         ----------

       Direct cost .................................           358,256            335,411            363,272
       Depreciation and amortization ...............            34,369             33,213             32,742
       General and administrative ..................            30,439             26,215             29,847
                                                            ----------         ----------         ----------
                                                               423,064            394,839            425,861
                                                            ----------         ----------         ----------

       Operating income ............................            55,126             25,764             42,979

       Earnings from unconsolidated entities .......             5,173              4,196              5,104
       Interest income (expense), net ..............           (14,916)           (15,079)           (16,351)
                                                            ----------         ----------         ----------
       Income before provision for income taxes ....            45,383             14,881             31,732
       Provision for income taxes ..................            14,067              4,586              9,509
       Minority interest ...........................            (1,402)            (1,405)            (1,303)
                                                            ----------         ----------         ----------
       Net income ..................................        $   29,914         $    8,890         $   20,920
                                                            ==========         ==========         ==========

       Consistent with the presentation of segment information in Note J in the "Notes to Consolidated Financial Statements", the following table sets forth certain operating information, which forms the basis for discussion of each of the two identified segments, Helicopter activities and Production management and related services. Beginning in fiscal year 2000, the Company changed the basis of segmentation within its Helicopter activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are reported as a separate division. The new International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

       The analysis and comparison that follows for fiscal 2000 as compared to fiscal 1999 is based on the previous segment format as comparative information for 1999 under the current segment format is not presented. The fiscal 2001 as compared to fiscal 2000 comparison is based upon the current segment format.


                                                                                    YEAR ENDED MARCH 31,
                                                            -------------------------------------------------------------------
                                                                   CURRENT SEGMENT
                                                                       FORMAT                        PREVIOUS SEGMENT FORMAT
                                                            -----------------------------         -----------------------------
                                                               2001              2000                2000               1999
                                                            ----------         ----------         ----------         ----------
                                                             (IN THOUSANDS, EXCEPT FLIGHT HOURS AND GROSS MARGIN PERCENTAGES)
Flight hours (excludes unconsolidated entities):
     Helicopter activities:
         Air Log ...................................           116,833            100,563            118,747            120,888
         Bristow ...................................            50,961             53,905             92,664            107,301
         International .............................            79,968             56,943                 --                 --
                                                            ----------         ----------         ----------         ----------
              Total ................................           247,762            211,411            211,411            228,189
                                                            ==========         ==========         ==========         ==========
Operating revenues:
     Helicopter activities:
         Air Log ...................................        $  123,345         $   94,901         $  113,922         $  123,399
         Bristow ...................................           177,203            181,339            266,938            305,408
         International .............................           138,073            104,620                 --                 --
     Less: Intercompany ............................            (7,132)              (967)              (967)              (716)
                                                            ----------         ----------         ----------         ----------
              Total ................................           431,489            379,893            379,893            428,091
     Production management and related services ....            48,458             39,703             39,703             41,236
     Corporate .....................................            10,846              9,384              9,384              5,580
     Less: Intercompany ............................           (13,790)           (11,893)           (11,893)            (8,467)
                                                            ----------         ----------         ----------         ----------
                  Consolidated total ...............        $  477,003         $  417,087         $  417,087         $  466,440
                                                            ----------         ----------         ----------         ----------

Operating expenses:
     Helicopter activities:
         Air Log ...................................        $  104,170         $   82,604         $   94,958         $   99,575
         Bristow ...................................           171,074            186,626            265,982            289,582
         International .............................           110,772             91,710                 --                 --
     Less: Intercompany ............................            (7,132)              (967)              (967)              (716)
                                                            ----------         ----------         ----------         ----------
              Total ................................           378,884            359,973            359,973            388,441
     Production management and related services ....            45,916             37,615             37,615             39,035
     Corporate .....................................            12,054              9,144              9,144              6,852
     Less: Intercompany ............................           (13,790)           (11,893)           (11,893)            (8,467)
                                                            ----------         ----------         ----------         ----------
                  Consolidated total ...............        $  423,064         $  394,839         $  394,839         $  425,861
                                                            ----------         ----------         ----------         ----------

Operating income, excluding gain or loss on
  disposal of equipment:
     Helicopter activities:
         Air Log ...................................        $   19,175         $   12,297         $   18,964         $   23,824
         Bristow ...................................             6,129             (5,287)               956             15,826
         International .............................            27,301             12,910                 --                 --
                                                            ----------         ----------         ----------         ----------
              Total ................................            52,605             19,920             19,920             39,650
     Production management and related services ....             2,542              2,088              2,088              2,201
     Corporate .....................................            (1,208)               240                240             (1,272)
                                                            ----------         ----------         ----------         ----------
                  Consolidated total ...............        $   53,939         $   22,248         $   22,248         $   40,579
                                                            ==========         ==========         ==========         ==========


                                                                                        YEAR ENDED MARCH 31,
                                                                         --------------------------------------------------
                                                                            CURRENT SEGMENT
                                                                                FORMAT               PREVIOUS SEGMENT FORMAT
                                                                         ---------------------       -----------------------
                                                                          2001           2000          2000           1999
                                                                         ------         ------        ------         ------
                                                                  (IN THOUSANDS, EXCEPT FLIGHT HOURS AND GROSS MARGIN PERCENTAGES)
Gross margin, excluding gain or loss on disposal of equipment:
     Helicopter Activities:
         Air Log ................................................          15.5%        13.0 %          16.6%          19.3%
         Bristow ................................................           3.5%        (2.9)%           0.4%           5.2%
         International ..........................................          19.8%        12.3 %            --             --
              Total .............................................          12.2%         5.2 %           5.2%           9.3%
     Production management and related services .................           5.2%         5.3 %           5.3%           5.4%
                  Consolidated total ............................          11.3%         5.3 %           5.3%           8.7%



       HELICOPTER ACTIVITIES

       The following table sets forth certain information regarding aircraft operated by Air Log, Bristow and unconsolidated entities:


                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                 2001        2000        1999
                                                                                 ----        ----        ----
       Number of aircraft operated (excludes unconsolidated entities):
            United States - Air Log .....................................         191         161         155
            United Kingdom/Europe - Bristow .............................          63          71          66
            International - Air Log and Bristow .........................          81          70          74
                                                                                 ----        ----        ----
       Total ............................................................         335         302         295
                                                                                 ====        ====        ====
       Number of aircraft operated by unconsolidated entities ...........          81          78          78
                                                                                 ====        ====        ====


       Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's operations in the following countries: Australia, Brazil, Brunei, China, Colombia, Congo, Ecuador, India, Kazakhstan, Kosovo, Macedonia, Mexico, Nigeria, Spain, The Maldives and Trinidad. These international operations are subject to local governmental regulations and uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Egypt and Mexico ("unconsolidated entities").

       FISCAL 2001 AS COMPARED TO FISCAL 2000 - (CURRENT SEGMENT FORMAT)

       Operating revenues from helicopter activities increased by 13.6% during fiscal 2001, with operating expenses increasing by only 5.3%. This led to an operating margin of 12.2% as compared to 5.2% in fiscal 2000. Much of this improvement in margin results from increased revenue attributed to the resurgence of activity in the Gulf of Mexico and International markets as oil companies are returning to pre-fiscal 1999 exploration and development activity levels. Flight activity during the first quarter of fiscal 2002 in the Gulf of Mexico, North Sea and certain international markets continue to show improvements, which management believes will continue throughout 2002.

       AIR LOG - Air Log's flight activity for fiscal 2001 is 16.2% above the level experienced in fiscal 2000. Revenue for fiscal 2001 improved by 30% from the prior year. This larger percentage increase in revenue compared to flight activity is due primarily to a shift in the mix of aircraft generating revenues coupled with rate increases. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased by 26.3% and 43.3%, respectively, from the prior year, while flight hours and revenue from smaller, production related aircraft increased by 14.5% and 19.5%, respectively. The increase in crew change aircraft activity is due to expanded drilling programs by the oil and gas companies and correlates to the increase in drilling rigs under contract in the Gulf of Mexico at March 31, 2001. No assurance can be given that this trend will continue given the recent decline in natural gas prices. The increase in activity from the smaller, production related aircraft is due primarily to the previously announced contract for 18 aircraft with a Gulf of Mexico production management company that started in October 2000. Air Log's operating margin of 15.5% for fiscal 2001 compares to 13.0% for the prior year, and is reflective of the improvement in flight hours from higher margin crew change aircraft discussed above offset by increased compensation costs.

       On June 1, 2001, Air Log instituted the largest rate increase in its 30 year history, approximately 26%. These rates will be effective for all contracts and are being phased in over several months. A portion of the rate increase will be needed to cover additional salary costs. Air Log is experiencing increasing difficulty in attracting and retaining qualified personnel to support its operations. In light of salary increases announced by its two major competitors, and the shrinking pool of qualified personnel, Air Log will likely have to increase its wage rates during fiscal 2002 in order to remain competitive for these needed resources.

       On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. On January 17, 2001, the OPEIU notified the Company that it had begun organizing efforts with respect to the mechanics for a second time at Air Logistics, L.L.C. No election was called and there are no continuing activities to the best of the Company's knowledge. With respect to the Alaska-based group, the NMB dismissed the matter on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers ("IUOE"). Negotiations with the IUOE are in progress. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

       BRISTOW - Bristow's flight hours for fiscal 2001 decreased by 5.5%, from the prior year. This net decrease in flight activity is comprised of decreases in Bristow's North Sea and Norway markets. The decrease in the North Sea activity is related to the termination of contracts with two major customers, effective August 1, 1999. Excluding the impact of this lost work, North Sea flight hours and revenue for the remaining customer base increased by 4.9% and 6.7%, respectively, from the prior year as a result of increased utilization and rate increases negotiated with customers. The North Sea was more adversely affected during the prior period of low oil prices due to generally higher exploration and production costs in that area and has taken longer than other areas around the world to rebound during this cycle.

       Bristow's operating margin improved from (2.9)% in fiscal 2000 to 3.5% in the fiscal 2001. Profit margins improved in fiscal 2001 as fiscal 2000 included restructuring charges of $5.0 million recognized in the second quarter to adjust Bristow's staffing to the current volume of work, entailing a reduction in the North Sea workforce by 19%. Absent these charges, Bristow's operating margin for fiscal 2000 would have been break even. Further cost reductions, including additional employee terminations, were implemented in fiscal 2001 as management worked to establish a more cost effective and competitive organization. Severance charges of $1.5 million were incurred in the first quarter of fiscal 2001 related to the above mentioned employee terminations. Absent these charges, Bristow's operating margin for fiscal 2001 would have been 4.3%.

       INTERNATIONAL - This segment saw flight hours and revenue increase during the current fiscal year by 40% and 32%, respectively, from the prior year. An increase in activity was prevalent in Brazil, Mexico and Nigeria. In Nigeria revenues were up 6% over the prior year as drilling activities in Nigeria continued to improve. During March 2000, the Company's 49% owned Mexican affiliate was awarded a $75 million three year contract to provide helicopter transportation services to the Federal Electric Commission of Mexico. Most of the aircraft needed to fulfill the contract requirements are being leased from Air Log. The contract phased-in over a two-month period, which began March 31, 2000. This contract generated lease revenue of approximately $11.4 million during the year. During the year, the Company imported a seventh aircraft to Brazil to cover the increased ad hoc flying resulting from the international oil companies expanding into the Brazilian market. Also during the current year, the Company completed its investment, subject to approval by relevant government authorities, in a local Brazilian operator at a cost of $1.2 million. This investment will serve to secure Air Log's presence in Brazil and enhance the local operator's ability to do business with the international oil companies.

       FISCAL 2000 AS COMPARED TO FISCAL 1999 - (PREVIOUS SEGMENT FORMAT)

       Operating revenues from helicopter activities declined by 11% during fiscal 2000, with operating expenses declining by only 7%. Much of this decline in revenue is attributed to the loss of two major customers in the North Sea effective August 1, 1999, coupled with low levels of exploration and development by the oil companies. Despite sustained higher commodity price levels, oil companies were slow to return to pre-fiscal 1999 exploration and development activity levels. However, flight activity during the fourth quarter of fiscal 2000 in the Gulf of Mexico and certain international markets increased over the prior year fourth quarter, which reversed a trend of decreasing activity in these markets, as discussed above, in fiscal 2001.

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

       Bristow's flight hours for fiscal 2000 decreased by 13.6%, from the prior year. This net decrease in flight activity is comprised of decreases in Bristow's North Sea and Trinidad markets, offset by increases in flight activity in Nigeria and Australia. The decrease in the North Sea activity is related to an overall slow down in exploration and development activity in that market, which includes the termination of contracts with two major customers, effective August 1, 1999. These contracts accounted for $43.4 million in revenue in fiscal 1999, or 24% of revenue from the North Sea versus only $11.9 million in fiscal 2000. The Aberdeen, Scotland base, from where these contracts are serviced, employs approximately 600 staff. Management developed a plan to adjust its cost structure to adapt to the reduced volume of business, as discussed further below. Management believes that the impact of the above decrease in revenue will be partially offset by a new contract, which was phased-in between January 1, 1999 to January 1, 2000, which should generate revenues of approximately $21 million per annum when fully operational. Excluding the impact of this lost work, North Sea flight hours and revenue for the remaining customer base decreased by 8% and 7%, respectively, from the prior year as a result of reduced utilization and pricing pressures from customers. The North Sea has been more adversely affected by low oil prices due to generally higher exploration and production costs in that area compared with other production areas around the world.

       Bristow's operating margin declined from 5.2% in fiscal 1999 to 0.4% in the fiscal 2000. These low margins are due to the reduced utilization and pricing pressures discussed above and the terminated contracts and related restructuring charges of $5.0 million recognized in the second quarter of fiscal year 2000. The restructuring charges were incurred to adjust Bristow's staffing to the current volume of work and entailed a reduction in the North Sea workforce by 19%. Absent these charges, Bristow's operating margin for fiscal 2000 would have been 2.2%. The Company expects to realize at least $7 million in combined annual salary savings from the aforementioned redundancy program. In addition, further cost reductions, including additional employee terminations and renegotiating contracted maintenance services are being pursued as management works to establish a more cost effective and competitive organization.

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

       FISCAL 2001 AS COMPARED TO FISCAL 2000 -

       Operating revenues for GPM increased by 21.8% during fiscal 2001, primarily due to new contracts and an increased move toward outsourcing of production management personnel by the oil industry. This increase continues a trend consistent with that of the Company's Helicopter Activities and the oil service industry in general. GPM was able to maintain its operating margin at 5.2%, comparable to fiscal 2000.

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

       CORPORATE AND OTHER

       Corporate operating revenues are primarily generated from the intercompany leasing of aircraft to the operating segments, which in consolidation is eliminated. Consolidated general and administrative costs increased by $4.2 million as a result of increased activity and higher contributions to the management incentive plan resulting from improved earnings. These costs declined by $3.6 million in fiscal 2000 as fiscal 1999 included $3.5 million of non-recurring charges for provisions for bad debts. Earnings from unconsolidated entities increased in 2001 by $1.0 million and decreased in 2000 by $0.9 million due primarily to fluctuations in dividends received ($3.6 million in 2001 compared to $1.8 million in 2000 and to $2.9 million in 1999) from equity investments accounted for under the cost method of accounting (See Note C in the "Notes to Consolidated Financial Statements"). The improvement in dividends paid by these entities is directly attributable to the impact the oil and gas industry has had on their respective operations. The effective income tax rates from continuing operations were 31%, 31% and 30% for 2001, 2000 and 1999. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income and foreign tax credits available to reduce domestic taxable income. The Company's effective tax rate is impacted by the amount of foreign source income generated by the Company and its ability to realize foreign tax credits. Changes in the Company's operations and operating locations in the future could impact the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $54.8 million as of March 31, 2001, a $16.9 million increase from March 31, 2000. Working capital as of March 31, 2001 was $133.5 million, a $30.8 million increase from March 31, 2000. Total debt was $222.3 million as of March 31, 2001, a $19 million decrease from March 31, 2000.

       Cash flows provided by operating activities were $60.5 million, $34.1 million and $49.7 million in 2001, 2000 and 1999, respectively. The increase in cash flows provided by operating activities in the current year is primarily due to the improvement in earnings while the decrease from 1999 to 2000 was due primarily to the erosion in the oil and gas industry market conditions.

       Cash flows used in investing activities were $35.5 million, $64.4 million and $13.0 million for 2001, 2000 and 1999, respectively. During the current year, the Company received $3.2 million from four separate disposals of aircraft. During 2001, the Company purchased ten Bell 206L1s for $3.8 million, two Bell 206L3s for $1.4 million, seven Bell 206Bs for $2.1 million, two Bell 407s for $3.1 million, three Sikorsky S76s for $4.3 million and three Bell 412s for $13.2 million. Subsequent to year-end, the Company purchased one Bell 412 for $5.6 million, three Bell 407s for $4.0 million and three Bell 206L-4s for $2.7 million. The Company used existing cash to purchase these aircraft. The Company has purchase commitments on three additional Bell 412s and three additional Bell 407s. The majority of these aircraft purchases were made to fulfill customer contract requirements. During 2000, the Company received proceeds of $10.3 million primarily from thirteen separate disposals of aircraft. During the same period, the Company purchased seven Bell 407s for $9.4 million, four S-61s for $10.9 million, two S-76s for $4.5 million, five Bell 412s for $19.8 million and three Super Pumas for $20.4 million. Capital expenditures during 1999 of $19.2 million included one AS332L-Super Puma and three Bell 407s. Deposits on two new AS332L-Super Pumas made during the third quarter of 1999 were refunded to the Company during the fourth quarter of 1999 after the Company decided to lease rather than purchase these aircraft (see Note E in the "Notes to Consolidated Financial Statements").

       Cash flows used in financing activities were $6.5 million, $1.8 million and $22.0 million in 2001, 2000 and 1999, respectively. In July 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company's Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to make repurchases of common stock and/or debt securities as they deem prudent. During the fiscal year ended March 31, 1999, the Company repurchased 763,500 shares of Common Stock and $7.1 million face value of 6% Notes in the open market for a total purchase price of $13.2 million.

       As of March 31, 2001, Bristow had a L.15 million ($21.3 million) revolving credit facility with a syndicate of United Kingdom banks that is currently on a month to month extension while management renegotiates the renewal terms and conditions of this facility. Bristow had no amounts drawn under this facility as of March 31, 2001, but did have L.1.4 million ($2.0 million) of outstanding guarantees of certain obligations, which reduced availability under the line. As of March 31, 2001, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30,

2001. Management plans to renew this line of credit upon expiration. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 137, April 1, 2001. The Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement will not materially affect the Company's financial position or results of operations. The new statement could however cause volatility in the components of other comprehensive income in the future periods if and when the Company uses these instruments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has $222.3 million of debt outstanding, of which $19.2 million carries a variable rate of interest. The Company uses an interest rate swap to hedge a portion of the interest rate exposure on this variable rate debt. Management does not believe that this swap, or the remaining level of variable rate debt, exposes it to a material amount of interest rate market risk. However, the market value of the Company's fixed rate debt fluctuates with changes in interest rates. The Company does not have any significant maturities of fixed rate debt occurring before fiscal 2004. The Company's ability to refinance this fixed rate debt varies in response to significant changes in interest rates, among other factors.

       The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). As of March 31, 2001, the Company has three nominal forward exchange contracts for Euros with lives less than 120 days whose fair market value at March 31, 2001 is not material. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Offshore Logistics, Inc.:

       We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.



                                                   ARTHUR ANDERSEN LLP



New Orleans, Louisiana
May 18, 2001

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                                                  MARCH 31,
                                                                                        -----------------------------
                                                                                           2001               2000
                                                                                        ----------         ----------
                                                                                            (THOUSANDS OF DOLLARS)
Current assets:
     Cash and cash equivalents .................................................        $   54,794         $   37,935
     Accounts receivable .......................................................           114,763             96,387
     Inventories ...............................................................            81,578             80,435
     Prepaid expenses ..........................................................             6,900              5,725
                                                                                        ----------         ----------
         Total current assets ..................................................           258,035            220,482

Investments in unconsolidated entities .........................................            17,868             14,093

Property and equipment -- at cost
     Land and buildings ........................................................            10,990             11,005
     Aircraft and equipment ....................................................           603,021            605,949
                                                                                        ----------         ----------
                                                                                           614,011            616,954
     Less - Accumulated depreciation and amortization ..........................          (167,321)          (142,931)
                                                                                        ----------         ----------
                                                                                           446,690            474,023
Other assets ...................................................................            32,227             34,576
                                                                                        ----------         ----------
                                                                                        $  754,820         $  743,174
                                                                                        ==========         ==========
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
     Accounts payable ..........................................................        $   32,401         $   30,749
     Accrued liabilities .......................................................            63,796             52,082
     Deferred taxes ............................................................            15,265             18,443
     Current maturities of long-term debt ......................................            13,122             16,540
                                                                                        ----------         ----------
         Total current liabilities .............................................           124,584            117,814

Long-term debt, less current maturities ........................................           209,190            224,738
Other liabilities and deferred credits .........................................            15,071              2,932
Deferred taxes .................................................................            95,469             96,739
Minority interest ..............................................................            11,959             11,911
Commitments and contingencies ..................................................                --                 --
Stockholders' investment:
     Common stock, $.01 par value, authorized 35,000,000 shares; outstanding
         21,815,421 in 2001 and 21,105,921 in 2000 (exclusive of 1,281,050
         treasury shares) ......................................................               218                211
Additional paid in capital .....................................................           127,554            116,074
Retained earnings ..............................................................           211,918            182,004
Accumulated other comprehensive income (loss) ..................................           (41,143)            (9,249)
                                                                                        ----------         ----------
                                                                                           298,547            289,040
                                                                                        ----------         ----------
                                                                                        $  754,820         $  743,174
                                                                                        ==========         ==========

        The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                            YEAR ENDED MARCH 31,
                                                                               ----------------------------------------------
                                                                                  2001              2000              1999
                                                                               ----------        ----------        ----------
                                                                                           (THOUSANDS OF DOLLARS,
                                                                                          EXCEPT PER SHARE AMOUNTS)
Gross revenue:
     Operating revenue .................................................       $  477,003        $  417,087        $  466,440
     Gain on disposal of equipment .....................................            1,187             3,516             2,400
                                                                               ----------        ----------        ----------
                                                                                  478,190           420,603           468,840
                                                                               ----------        ----------        ----------

Operating expenses:
     Direct cost .......................................................          358,256           335,411           363,272
     Depreciation and amortization .....................................           34,369            33,213            32,742
     General and administrative ........................................           30,439            26,215            29,847
                                                                               ----------        ----------        ----------
                                                                                  423,064           394,839           425,861
                                                                               ----------        ----------        ----------

         Operating income ..............................................           55,126            25,764            42,979

Equity in earnings from unconsolidated entities ........................            5,173             4,196             5,104
Interest income ........................................................            3,198             3,400             3,460
Interest expense .......................................................           18,114            18,479            19,811
                                                                               ----------        ----------        ----------
         Income from operations before provision for income taxes and
         minority interest .............................................           45,383            14,881            31,732
Provision for income taxes .............................................           14,067             4,586             9,509
Minority interest ......................................................           (1,402)           (1,405)           (1,303)
                                                                               ----------        ----------        ----------

         Net income ....................................................       $   29,914        $    8,890        $   20,920
                                                                               ==========        ==========        ==========
BASIC:
Net income per common share ............................................       $     1.41        $     0.42        $     0.97
                                                                               ==========        ==========        ==========

DILUTED:
Net income per common share ............................................       $     1.32        $     0.42        $     0.97
                                                                               ==========        ==========        ==========



        The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT



                                                                                          ACCUMULATED
                                                                                             OTHER
                                                    COMMON STOCK          ADDITIONAL     COMPREHENSIVE                    TOTAL
                                               ----------------------      PAID IN          INCOME         RETAINED    STOCKHOLDERS
                                                 SHARES        AMOUNT      CAPITAL          (LOSS)         EARNINGS     INVESTMENT
                                               ----------      ------     ----------     -------------    ----------   ------------
                                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE - March 31, 1998 .................     21,854,921      $ 219      $  123,061      $    4,411      $  152,194     $  279,885
    Comprehensive income:
      Net income .........................             --         --              --              --          20,920         20,920
      Translation adjustments ............             --         --              --          (9,661)             --         (9,661)
                                                                                                                         ----------
    Total Comprehensive Income ...........                                                                                   11,259
    Stock options exercised ..............         12,000         --             113              --              --            113
    Stock repurchased ....................       (763,500)        (8)         (7,121)             --              --         (7,129)
                                               ----------      -----      ----------      ----------      ----------     ----------

BALANCE - March 31, 1999 .................     21,103,421        211         116,053          (5,250)        173,114        284,128
    Comprehensive income:
      Net income .........................             --         --              --              --           8,890          8,890
      Translation adjustments ............             --         --              --          (3,999)             --         (3,999)
                                                                                                                         ----------
    Total Comprehensive income ...........                                                                                    4,891
    Stock options exercised ..............          2,500         --              21              --              --             21
                                               ----------      -----      ----------      ----------      ----------     ----------

BALANCE - March 31, 2000 .................     21,105,921        211         116,074          (9,249)        182,004        289,040
    Comprehensive income:
      Net income .........................             --         --              --              --          29,914         29,914
      Translation adjustments ............             --         --              --         (28,917)             --        (28,917)
      Pension liability adjustment .......             --         --              --          (2,977)             --         (2,977)
                                                                                                                         ----------
    Total Comprehensive income (loss) ....             --         --              --              --              --         (1,980)
    Tax benefit related to the exercise
    of employee stock options ............             --         --           2,403              --              --          2,403

    Stock options exercised ..............        709,500          7           9,077              --              --          9,084
                                               ----------      -----      ----------      ----------      ----------     ----------
BALANCE - March 31, 2001 .................     21,815,421      $ 218      $  127,554      $  (41,143)     $  211,918     $  298,547
                                               ==========      =====      ==========      ==========      ==========     ==========




        The accompanying notes are an integral part of these statements.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           YEAR ENDED MARCH 31,
                                                                                ------------------------------------------
                                                                                  2001             2000             1999
                                                                                --------         --------         --------
                                                                                          (THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net income ........................................................        $ 29,914         $  8,890         $ 20,920
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization .....................................          34,369           33,213           32,742
     Increase in deferred taxes ........................................           7,173            3,513            3,724
     (Gain) loss on asset dispositions .................................          (1,187)          (3,516)          (2,400)
     Earnings from unconsolidated entities (over) under dividends
         received ......................................................          (2,586)          (4,205)             341
     Minority interest in earnings .....................................           1,402            1,405            1,303
Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable ........................         (27,296)          (8,434)          (5,581)
     (Increase) decrease in inventories ................................          (5,714)           1,847           (8,322)
     (Increase) decrease in prepaid expenses and other .................           5,219           (5,383)          (1,821)
     Increase (decrease) in accounts payable ...........................           4,505           (4,454)           5,565
     Increase (decrease) in accrued liabilities ........................          14,179           11,294              800
     Increase (decrease) in other liabilities and deferred credits .....             569              (67)           2,406
                                                                                --------         --------         --------
Net cash provided by operating activities ..............................          60,547           34,103           49,677
                                                                                --------         --------         --------
Cash flows from investing activities:
     Capital expenditures ..............................................         (39,455)         (74,681)         (19,219)
     Proceeds from asset dispositions ..................................           5,140           10,302            6,236
     Investment in unconsolidated subsidiaries .........................          (1,200)              --               --
                                                                                --------         --------         --------
Net cash used in investing activities ..................................         (35,515)         (64,379)         (12,983)
                                                                                --------         --------         --------

Cash flows from financing activities:
     Proceeds from borrowings ..........................................           2,605            6,452               --
     Repayment of debt .................................................         (18,200)          (8,268)         (14,948)
     Repurchase of common stock ........................................              --               --           (7,128)
     Issuance of common stock ..........................................           9,084               21              113
                                                                                --------         --------         --------
Net cash used in financing activities ..................................          (6,511)          (1,795)         (21,963)
                                                                                --------         --------         --------
Effect of exchange rate changes in cash and cash equivalents ...........          (1,662)            (588)            (213)

Net increase (decrease) in cash and cash equivalents ...................          16,859          (32,659)          14,518
Cash and cash equivalents at beginning of period .......................          37,935           70,594           56,076
                                                                                --------         --------         --------

Cash and cash equivalents at end of period .............................        $ 54,794         $ 37,935         $ 70,594
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

       Basis of Presentation -- The consolidated financial statements include the accounts of Offshore Logistics, Inc., a Delaware corporation ("OLOG") and its majority owned and non-majority owned entities including Bristow Aviation Holdings Limited ("Bristow"), collectively referred to as "the Company", after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in which the Company does not exercise significant influence are accounted for under the cost method whereby dividends are recognized as revenue when received.

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

       Accounts Receivable -- Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $5,433,000 and $4,911,000 at March 31, 2001 and 2000, respectively. During the years ended March 31, 2001, 2000 and 1999 the Company increased the allowance account through charges to expense by $880,000, $901,000 and $3,508,000 respectively and decreased the allowance account for write offs of uncollectable accounts by $27,000, $0 and $348,000 respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

       Inventories -- Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $3,958,000 at March 31, 2001 and 2000. There were no related charges to operations in 2001, 2000, or 1999.

       Other Assets -- At March 31, 2001, $14,950,000 of goodwill, net of accumulated amortization of $7,333,000, was included in other assets. Goodwill is amortized using the straight-line method over a period of 20 years. Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company. Should this assessment indicate that the carrying value is not reasonable, the excess of the carrying value over the discounted cash flows would be recognized as an impairment loss.

       Also included in other assets is restricted cash of L.4.8 million
($6.8 million) and debt issuance costs of $3.0 million, being amortized over the life of the related debt.

       Depreciation and Amortization -- Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost.

       Maintenance and repairs including major aircraft overhaul costs are expensed as incurred; betterments and improvements are capitalized. The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and resultant gains or losses are included in income.

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

       Derivative Financial Instruments -- The Company enters into forward exchange contracts from time to time to hedge committed transactional exposures denominated in currencies other than the functional currency of the business. Foreign currency positions mature at the anticipated currency requirement date and rarely exceed three months. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. As of March 31, 2001, the Company has three nominal forward exchange contracts for Euros with lives less than 120 days whose fair market value at March 31, 2001 is not material. The amount of gains and losses recognized on foreign currency hedging contracts during the year was immaterial.

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

       The Company uses an interest rate swap to manage a portion of its interest rate exposure. Revenues or expenses on interest rate swaps are recognized over the lives of the agreements as adjustments to interest expense of the liability being hedged. Interest rate swaps not qualifying for deferral accounting are recorded at fair value with changes in fair value being recorded to income.

       Stock Compensation -- The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No.
25) and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

       Effect of Recent Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 137, April 1, 2001. The Company does not use derivative instruments or hedging activities extensively in its business and therefore the adoption of this new statement will not materially affect the Company's financial position or results of operations. The new statement could however cause volatility in the components of other comprehensive income in the future periods if and when the Company uses these instruments.

       Other -- The Company recorded restructuring charges of $1.5 million and $5.0 million (which is included in direct costs in the accompanying statement of operations) in the first quarter of fiscal 2001 and in the second quarter of fiscal 2000, respectively, related to staffing level adjustments necessitated by the termination of certain North Sea contracts. Substantially all amounts identified with this restructuring charge were disbursed by March 31, 2001 and March 31, 2000.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

B -- LONG-TERM DEBT

       Long-term debt at March 31, 2001 and 2001 consisted of the following (thousands of dollars):


                                                                       MARCH 31,
                                                               ------------------------
                                                                 2001            2000
                                                               --------        --------
7 7/8% Senior Notes due 2008 ..........................        $100,000        $100,000
6% Convertible Subordinated Notes due 2003 ............          90,922          90,922
Term Loan with a syndicate of United Kingdom banks ....           7,447          23,882
Term Loan with a United Kingdom bank ..................           9,652          12,660
Capital Lease Obligation ..............................           3,498           4,647
Management Fee Debt (see Note I) ......................           2,495           2,801
Term loan with an unconsolidated affiliate ............           8,298           6,366
                                                               --------        --------
    Total debt ........................................         222,312         241,278
    Less current maturities ...........................          13,122          16,540
                                                               --------        --------
    Total long-term debt ..............................        $209,190        $224,738
                                                               ========        ========


       On January 27, 1998, the Company issued $100 million aggregate principal amount of 7 7/8% Senior Notes ("Senior Notes") due 2008 discounted to yield 7.915%. Proceeds of $97.2 million, after debt issuance costs of $2.8 million, were used to repay approximately L.40.7 million ($66.6 million) of Bristow debt and to replace general corporate funds used to repay certain indebtedness of Bristow in October 1997. The weighted average of the stated rates of interest on the indebtedness retired was 16.6%, but had been adjusted to 8.5% as a result of purchase accounting for the Company's investment in Bristow. The Senior Notes are guaranteed by certain of the Company's subsidiaries (see Note L).

       On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes ("6% Notes") due 2003. The 6% Notes are convertible at any time into the Company's Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes) and are redeemable at the option of the Company. The Company issued $7.5 million of the 6% Notes to Caledonia Investments plc in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow. During 1999, the Company repurchased $7.1 million face value of the 6% Notes in the open market at a gain to the Company, which was not material.

       Bristow renewed a term loan with a syndicate of United Kingdom banks on January 26, 1998, that is repayable in semi-annual installments varying from $1.4 million to $4.3 million (L.1.0 million to L.3.0 million) through December 31, 2002. The term loan bears interest at 0.8% above LIBOR rates. The average interest rate for the term loan during the years ended March 31, 2001 and 2000 was 6.97% and 6.33%, respectively. The term loan is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by a negative pledge on all Bristow assets. The Company has made prepayments of L.5.8 million ($8.6 million) during fiscal 2001. The Company entered into an interest rate swap agreement to reduce the impact of change in interest rates on this floating rate long-term debt. At March 31, 2001, the outstanding notional amount of the swap was L.10 million ($14.2 million) declining quarterly until the maturity of the agreement on December 31, 2001. At March 31, 2001, the fair value of the swap was immaterial.

       In May 1997, the Company acquired five aircraft (including four AS332L Super Pumas, which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and borrowed an additional $20.0 million of 7.9% fixed rate financing from a United Kingdom bank that amortizes over five years, to complete this transaction. The balance outstanding at March 31, 2001 of $9.7 million is secured by aircraft with a net book value of $27.2 million.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

       The obligation under capital lease bears interest at a rate tied to LIBOR and requires monthly payments. The lease is secured by the aircraft and the guarantee of Bristow. The term loan with an unconsolidated affiliate bears interest at the prime rate of a United Kingdom bank plus 0.5% and is due December 21, 2001.

       Bristow has a revolving credit facility, with the same syndicate of United Kingdom banks as with the term loan, that is currently on a month to month extension while management renegotiates the renewal terms and conditions of this facility. The facility is available for working capital requirements and general corporate purposes. Availability under the revolving credit facility is subject to certain limitations based on the value of certain qualifying helicopters. All advances under the revolving credit facility bear interest at 0.6% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of all Bristow assets. The revolving credit facility is L.15 million ($21.3 million) at March 31, 2001. There were no borrowings under this revolving credit facility as of March 31, 2001; however, availability on the line was reduced by L.1.4 million
($2.0 million) of outstanding guarantees on certain obligations of Bristow. The facility requires Bristow to pay a quarterly commitment fee at an average annual rate of 0.3% on the unused portion of the line.

       At March 31, 2001, the Company had a $20 million unsecured line of credit with a U.S. bank that expires on September 30, 2001. There were no borrowings under this line as of March 31, 2001. The rate of interest payable under the line of credit is, at the Company's option, prime rate or LIBOR rate plus 1.25%. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of .25% on the average unused portion of the line.

       Aggregate annual maturities for all long-term debt, including the capitalized lease, for the next five years are as follows: 2002 -- $13.1 million; 2003 -- $17.7 million; 2004 -- $91.5 million; 2005 -- $0 million; and
2006 -- $0 million.

       Interest paid during the year was $16,670,000, $18,088,000 and $19,881,000 for 2001, 2000 and 1999, respectively.

       The estimated fair value of the Company's total debt at March 31, 2001 and 2000 was $228.7 million and $221.3 million, respectively, based on quoted market prices for the publicly listed 6% Notes and the Senior Notes and the current rates offered to the Company on other outstanding obligations.

C -- INVESTMENTS IN UNCONSOLIDATED ENTITIES

       The Company has two principal unconsolidated entities that are accounted for on the cost method, as the Company is unable to exert significant influence over their operations and one principal unconsolidated entity ("FBS Limited"), which it accounts for under the equity method. Each of these three investments is described in further detail below.

       The Company has a 49% investment in Hemisco Helicopters International, Inc. ("HHII") and related venture companies. The Company's investment in HHII was $2,637,000 at March 31, 2001 and 2000. During 2001, 2000 and 1999
$1,994,000, $0 and $857,000, respectively, in dividends were received from HHII.

       The Company has a 25% investment in an Egyptian helicopter venture. The Company's investment in the venture was $5,986,000 at March 31, 2001 and 2000. During 2001, 2000 and 1999, $1,593,000, $1,793,000 and $1,997,000, respectively, in dividends were received from the venture. During 2001, the venture's Board of Directors approved a cash dividend, of which the Company's share applicable to fiscal year 2002 is approximately $2.0 million.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

       Bristow has a 50% investment in FBS which was formed in 1996 and was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School ("DHFS"), a newly established training school for all branches of the British military, under a fifteen year contract valued at approximately L.500 million over the full term. FBS purchased and specially modified 47 aircraft and maintains a staff of approximately 600 employees dedicated to conducting these training activities, which began in May 1997. Prior to FBS, Bristow had provided similar pilot training and maintenance services to the British Army Air Corps since 1963. Bristow's partner in FBS had similar experience in providing training services to other branches of the British military. Bristow and its partner have given joint and several guarantees related to the performance of this contract. To date, FBS has not paid any cash dividends, although certain income tax benefits have been distributed to Bristow. In the following unaudited table, FBS represents $112,008,000 and $124,988,000 of the assets and $(1,851,000) and $(2,070,000) of equity (deficit) at March 31, 2001 and 2000, respectively. FBS also represents $52,794,000, $54,262,000 and $54,863,000 of revenue and $3,033,000, $4,737,000 and $3,381,000 of net income for the years ended March 31, 2001, 2000 and 1999, respectively.

       A summary of combined unaudited financial information of these principal unconsolidated entities is set forth below (thousands of dollars):



                                                               MARCH 31,
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------
                                                      (unaudited)     (unaudited)
       Current assets .........................        $ 98,258        $ 81,019
       Non-current assets .....................         110,035         130,627
                                                       --------        --------
           Total assets .......................        $208,293        $211,646
                                                       ========        ========

       Current liabilities ....................        $ 28,737        $ 25,641
       Non-current liabilities ................         103,289         116,932
       Equity .................................          76,267          69,073
                                                       --------        --------
           Total liabilities and equity .......        $208,293        $211,646
                                                       ========        ========



                                                  YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                          2001            2000             1999
                                        --------        --------        --------
                                      (unaudited)     (unaudited)     (unaudited)
       Revenues ................        $140,506        $109,549        $109,879
                                        ========        ========        ========
       Gross profit ............        $ 41,136        $ 32,682        $ 30,240
                                        ========        ========        ========
       Net income ..............        $ 20,415        $ 14,680        $ 13,768
                                        ========        ========        ========


       During 2001, 2000 and 1999, respectively, revenues of $30,969,000, $15,646,000 and $15,984,000 were recognized for services provided to these affiliates by the Company.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

D -- INVESTMENT IN MARKETABLE SECURITIES

       Under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 2001 and 2000, the Company had
L.4.8 million ($6.8 million and $7.6 million, respectively) of UK government securities classified as available-for-sale included in other assets. The estimated fair market value approximates book value at March 31, 2001 and 2000.

E -- COMMITMENTS AND CONTINGENCIES

       The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $4,344,951 in 2001, $4,605,000 in 2000 and $2,150,000 in 1999.
On March 29, 1999, the Company entered into an eight year operating lease for a new aircraft under which it provided the lessor with a residual value guarantee of up to 15% ($1,972,000) of the aircraft's original cost. During 2000, the Company entered into a similar lease for a second aircraft of comparable value providing the lessor with a residual value guarantee of up to 15% ($1,870,000) of the aircraft's original cost. As of March 31, 2001, aggregate future payments under noncancelable operating leases are as follows: 2002 -- $4,263,000; 2003 -- $4,114,000; 2004 -- $3,717,000; 2005 -- $3,592,000 and 2006 -- $3,560,000.

       On November 16, 1999, the Office and Professional Employees International Union ("OPEIU") petitioned the National Mediation Board ("NMB") to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. On January 17, 2001, the OPEIU notified the Company that it had begun organizing efforts with respect to the mechanics for a second time at Air Logistics, L.L.C. No election was called and there are no continuing activities to the best of the Company's knowledge. With respect to the Alaska-based group, the NMB dismissed the matter on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers ("IUOE"). Negotiations with the IUOE are in progress. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

F -- INCOME TAXES

       The components of deferred tax assets and liabilities are as follows (thousands of dollars):


                                                          MARCH 31,
                                                -----------------------------
                                                   2001                2000
                                                ----------         ----------
Deferred Tax Assets:
  Foreign tax credits ..................        $   84,577         $   94,983
  Other ................................            22,453             21,354
  Valuation allowance ..................           (37,844)           (40,886)
                                                ----------         ----------
     Total deferred tax assets .........            69,186             75,451
                                                ----------         ----------
Deferred Tax Liabilities:
  Property and equipment ...............          (143,533)          (149,780)
  Inventories ..........................            (8,211)            (9,607)
  Repairs and maintenance ..............            (5,301)            (5,950)
  Other ................................           (22,875)           (25,296)
                                                ----------         ----------
     Total deferred tax liabilities ....          (179,920)          (190,633)
                                                ----------         ----------
Net deferred tax liabilities ...........        $ (110,734)        $ (115,182)
                                                ==========         ==========


       Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit is limited by the total income on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. Excess foreign tax credits may be carried back two years and forward five years. As of March 31, 2001 and 2000, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all the foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits. Certain of the above components have changed due to fluctuations in foreign currency rates.

       The components of income from continuing operations before provision for income taxes and minority interest for the years ended March 31, 2001, 2000 and 1999 are as follows (thousands of dollars):


                                                                      YEAR ENDED MARCH 31,
                                                            ----------------------------------------
                                                              2001            2000            1999
                                                            --------        --------        --------
       Domestic ....................................        $ 12,365        $  8,301        $ 10,322
       Foreign .....................................          33,018           6,580          21,410
                                                            --------        --------        --------
       Total .......................................        $ 45,383        $ 14,881        $ 31,732
                                                            ========        ========        ========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

       The provision for income taxes for the years ended March 31, 2001, 2000 and 1999 consisted of the following (thousands of dollars):



                                                                       YEAR ENDED MARCH 31,
                                                            -----------------------------------------
                                                              2001            2000             1999
                                                            --------        --------         --------
       Current:
         Domestic ..................................        $  1,666        $ (5,565)        $    (66)
         Foreign ...................................           7,293           6,335            6,044
                                                            --------        --------         --------
                                                               8,959             770            5,978
                                                            --------        --------         --------
       Deferred:
         Domestic ..................................           4,648           8,073           10,526
         Foreign ...................................             460          (3,005)          (5,702)
                                                            --------        --------         --------
                                                               5,108           5,068            4,824
                                                            --------        --------         --------

       Decrease in valuation allowance .............              --          (1,252)          (1,293)
                                                            --------        --------         --------
       Total .......................................        $ 14,067        $  4,586         $  9,509
                                                            ========        ========         ========


       The reconciliation of Federal statutory and effective income tax rates is shown below:



                                                                     YEAR ENDED MARCH 31,
                                                            --------------------------------------
                                                             2001            2000            1999
                                                            ------          ------          ------
       Statutory rate ..............................            35%             35%             35%
       Utilization of foreign tax credits ..........           (15)%            (8)%            (7)%
       Additional taxes on foreign source income ...            17%             19%              9%
       Foreign source income not taxable ...........            (4)%            (9)%            (5)%
       Change in valuation allowance ...............             0%             (8)%            (4)%
       State taxes provided ........................             1%              1%              1%
       Effect of UK rate change ....................             0%             (1)%            --
       Other, net ..................................            (3)%             2%              1%
                                                            ------          ------          ------
       Effective tax rate ..........................            31%             31%             30%
                                                            ======          ======          ======


       The Internal Revenue Service has examined the Company's Federal income tax returns for all years through 1996. The years have been closed through 1996, either through settlement or expiration of the statute of limitations.

       Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $40.7 million at March 31, 2001. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

       The Company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the Company's effective income tax rate. The tax benefit for the years ended March 31, 2001, 2000 and 1999 totaled approximately $2.4 million, $0 and $0, respectively.

       Income taxes paid during 2001, 2000 and 1999 were $5,756,000, $7,042,000 and $4,857,000, respectively.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

G -- EMPLOYEE BENEFIT PLANS

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

       The following table sets forth the defined benefit retirement plan's funded status in accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87) (in thousands of dollars):

       Actuarial Present Value of Benefit Obligations (thousands of dollars):



                                                                         MARCH 31,
                                                               -----------------------------
                                                                  2001               2000
                                                               ----------         ----------
Projected benefit obligation ..........................        $  231,441         $  275,277
Plan assets at fair value .............................           220,714            263,582
                                                               ----------         ----------
Plan assets less than projected benefit obligation ....           (10,727)           (11,695)
Unrecognized net loss (gain) ..........................            17,717             18,414
                                                               ----------         ----------
Accrued pension asset .................................        $    6,990         $    6,719
                                                               ==========         ==========



       The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets in accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) and a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87 (in thousands of dollars):

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES


                                                                                 YEAR ENDED MARCH 31,
                                                                    ---------------------------------------------
                                                                      2001              2000              1999
                                                                    ---------         ---------         ---------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:

Projected benefit obligation (PBO) at beginning
  of period ................................................        $ 275,277         $ 245,929         $ 218,760
Service cost ...............................................            6,893             9,190             9,218
Interest cost ..............................................           15,412            15,196            14,376
Member contributions .......................................            2,090             2,587             3,055
Actuarial (gain)/loss ......................................          (29,616)           19,450            15,947
Benefit payments and expenses ..............................           (9,181)          (13,275)           (6,946)
Effect of exchange rate changes ............................          (29,434)           (3,800)           (8,481)
                                                                    ---------         ---------         ---------
Projected benefit obligation (PBO) at end of period ........        $ 231,441         $ 275,277         $ 245,929
                                                                    =========         =========         =========

RECONCILIATION OF FAIR VALUE OF ASSET:

Market value of assets at beginning of period ..............        $ 263,582         $ 241,589         $ 230,179
Actual return on assets ....................................          (13,787)           28,582            16,474
Employer contributions .....................................            6,157             7,750             7,329
Member contributions .......................................            2,090             2,587             3,055
Benefit payments and expenses ..............................           (9,181)          (13,275)           (6,946)
Effect of exchange rate changes ............................          (28,147)           (3,651)           (8,502)
                                                                    ---------         ---------         ---------
Market value of assets at end of period ....................        $ 220,714         $ 263,582         $ 241,589
                                                                    =========         =========         =========

COMPONENTS OF NET PERIODIC PENSION COST:

Service cost for benefits earned during the period .........        $   6,893         $   9,190         $   9,218
Interest cost on PBO .......................................           15,412            15,196            14,376
Expected return on assets ..................................          (17,194)          (19,547)          (18,902)
                                                                    ---------         ---------         ---------
Net periodic pension cost ..................................        $   5,111         $   4,839         $   4,692
                                                                   =========         =========         ==========

      At March 31, 2001, the Company has recognized in its balance sheet a net liability of $4.6 million related to this defined benefit retirement plan.


Actuarial assumptions used to develop these components were as follows:

                                                                      2001              2000              1999
                                                                    ---------         ---------         ---------
Discount rate ..............................................             6.25%             6.00%             6.25%
Expected long-term rate of return on assets ................             7.25%             7.00%             8.00%
Rate of compensation increase ..............................             4.25%             4.75%             4.75%


      The Company's contributions to the three plans were $8,405,000, $9,702,000 and $8,090,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

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

      The Annual Incentive Compensation Plan ("Annual Plan") provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $2,897,000, $418,000 and $550,000 for the years ended March 31, 2001, 2000 and 1999, respectively. There were no shares of Restricted Stock outstanding as of March 31, 2001.

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

      Under the Company's stock option plans there were 1,141,302 shares of Common Stock reserved for issue at March 31, 2001 of which 397,802 shares are available for future grants.

       The Company accounts for its stock-based compensation under APB No. 25. Had compensation cost been determined based on the fair value at the grant date consistent with the optional provisions of SFAS No. 123, the Company's net income and earnings per common share would have approximated the pro forma amounts below:



                                                               YEAR ENDED MARCH 31,
                                                  ----------------------------------------------
                                                     2001              2000              1999
                                                  ----------        ----------        ----------
       Net income (in thousands):
          As reported ....................        $   29,914        $    8,890        $   20,920
          Pro forma ......................        $   28,234        $    7,890        $   19,848

       Basic earnings per share:
          As reported ....................        $     1.41        $     0.42        $     0.97
          Pro forma ......................        $     1.33        $     0.37        $     0.92

       Diluted earnings per share:
          As reported ....................        $     1.32        $     0.42        $     0.97
          Pro forma ......................        $     1.31        $     0.37        $     0.92


       The effects of applying SFAS No. 123 to this pro forma disclosure are not indicative of future amounts.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

       A summary of the Company's stock options as of March 31, 2001, 2000 and 1999 and changes during the periods ended on those dates is presented below:



                                               WEIGHTED-AVERAGE         NUMBER
                                                EXERCISE PRICE         OF SHARES
                                               ----------------       ----------
Balance at March 31, 1998 ..............        $    15.62              669,500
  Granted ..............................             12.47              274,000
  Exercised ............................              9.42              (12,000)
  Expired or cancelled .................             18.18              (19,000)
                                                                     ----------
Balance at March 31, 1999 ..............             14.70              912,500
  Granted ..............................             11.11              355,500
  Exercised ............................              8.25               (2,500)
  Expired or cancelled .................             13.86              (68,500)
                                                                     ----------
Balance at March 31, 2000 ..............             13.69            1,197,000
  Granted ..............................             12.67              296,000
  Exercised ............................             12.80             (709,500)
  Expired or cancelled .................             16.72              (40,000)
                                                                     ----------
Balance at March 31, 2001 ..............             13.97              743,500
                                                                     ==========


       As of March 31, 2001, 2000 and 1999, the number of options exercisable under the stock option plans was 454,500, 855,500 and 650,500, respectively; and the weighted average exercise price of those options was $14.98, $14.73 and $15.59, respectively.

       The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $6.21, $5.07 and $4.95 per option, respectively. The fair value of options granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                              2001            2000             1999
                                          -----------     -----------      -----------
       Risk-free interest rate                6.7%            5.8%              5.2%
       Expected life                        4 years          4 years           4 years
       Expected volatility                     54%             50%               42%
       Expected dividend yield                  0%              0%                0%


       The following table summarizes information about stock options outstanding as of March 31, 2001:



                                              OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                             -----------------------------------------------------        --------------------------
                                                    WGTD. AVG.          WGTD. AVG.                        WGTD. AVG.
     RANGE OF                  NUMBER               REMAINING            EXERCISE           NUMBER         EXERCISE
  EXERCISE PRICES            OUTSTANDING           CONTR. LIFE            PRICE           EXERCISABLE       PRICE
-------------------          -----------           -----------          ----------        -----------     ----------
$  7.375 - $  9.313             16,000                3.01              $  7.98             11,000        $  7.38
$ 11.125 - $ 12.940            514,500                8.50              $ 12.10            230,500        $ 11.67
$ 15.438 - $ 19.625            213,000                6.36              $ 18.95            213,000        $ 18.95
                               -------                                                     -------
$  7.375 - $ 19.625            743,500                7.77              $ 13.97            454,500        $ 14.98
                               =======                                                     =======

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

H -- EARNINGS PER SHARE

       Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended March 31, 2001 and 1999 were determined on the assumption that the convertible debt was converted on April 1, 2000 and 1998, respectively. The computation of diluted earnings per common share for year ended March 31, 2000 excluded 3,976,928 shares related to the convertible debt, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the years ended March 31, 2001, 2000 and 1999 excluded 300,818, 1,028,599 and 423,625 stock options, respectively, at a weighted average exercise price of $19.15, $14.37 and $16.51, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:



                                                                                       YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                             2001               2000               1999
                                                                         -----------        -----------        -----------
Income from continuing operations (thousands of dollars):
     Income available to common stockholders ....................        $    29,914        $     8,890        $    20,920
     Interest on convertible debt, net of taxes .................              3,764                 --              4,012
                                                                         -----------        -----------        -----------
     Income available to common stockholders, plus
         assumed conversions ....................................        $    33,678        $     8,890        $    24,932
                                                                         ===========        ===========        ===========

Shares:
     Weighted average number of common shares outstanding .......         21,236,695         21,103,435         21,581,683
     Options ....................................................            309,336             12,734             65,731
     Convertible debt ...........................................          3,976,928                 --          4,177,016
                                                                         -----------        -----------        -----------
     Weighted average number of common shares outstanding,
         including assumed conversions ..........................         25,522,959         21,116,169         25,824,430
                                                                         ===========        ===========        ===========

Income from continuing operations:
     Basic earnings per share ...................................        $      1.41        $      0.42        $      0.97
                                                                         ===========        ===========        ===========

     Diluted earnings per share .................................        $      1.32        $      0.42        $      0.97
                                                                         ===========        ===========        ===========


       The Company adopted a stockholder rights plan on February 9, 1996, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of the Company's common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right entitles its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock. The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 26, 2006.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

I -- RELATED PARTIES

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

       The Company paid L.80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of common stock on December 19, 1996 for its ownership of Bristow. Caledonia received 1,300,000 shares of the common stock and BHGL's management received 74,389 shares. In addition, the Company acquired L.5.0 million ($8.4 million) principal amount of BHGL's subordinated debt for cash of approximately
L.5.4 million ($8.9 million) including accrued interest.

       In addition to its ownership of 49% of Bristow's outstanding ordinary shares and L.5.0 million principal amount of Bristow's subordinated debt, the Company acquired L.91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Bristow has the right to defer payment of interest on such debt until January 31, 2002. Any such deferred interest would also accrue interest at an annual rate of 13.5%.

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

       Caledonia, the Company and the E.U. Investor also entered into a Put/Call Agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each has the right to sell such shares to the Company. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the Put/Call Agreement. Any put or call of the Bristow shares will be subject to the approval of the Civil Aviation Authority ("CAA"). Caledonia receives management fees from Bristow that are payable semi-annually in advance of approximately L.500,000 annually for the next two years.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

J -- SEGMENT INFORMATION

       The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter activities and Production management and related services. Air Log and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services to the domestic and international oil and gas industry. The following shows reportable segment information for the years ended March 31, 2001, 2000 and 1999, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):



                                                                                 YEAR ENDED MARCH 31,
                                                                    ---------------------------------------------
                                                                      2001              2000               1999
                                                                    ---------         ---------         ---------
Segment operating revenue from external customers:
     Helicopter activities .................................        $ 427,958         $ 376,995         $ 425,194
     Production management and related services ............           48,458            39,703            41,236
                                                                    ---------         ---------         ---------
         Total segment operating revenue ...................        $ 476,416         $ 416,698         $ 466,430
                                                                    =========         =========         =========

Intersegment operating revenue:
     Helicopter activities .................................        $   3,531         $   2,898         $   2,897
     Production management and related services ............               --                --                --
                                                                    ---------         ---------         ---------
         Total intersegment operating revenue ..............        $   3,531         $   2,898         $   2,897
                                                                    =========         =========         =========

Consolidated operating revenue reconciliation:
     Helicopter activities .................................        $ 431,489         $ 379,893         $ 428,091
     Production management and related services ............           48,458            39,703            41,236
     Intersegment eliminations .............................           (3,531)           (2,898)           (2,897)
     Corporate .............................................              587               389                10
                                                                    ---------         ---------         ---------
         Total consolidated operating revenue ..............        $ 477,003         $ 417,087         $ 466,440
                                                                    =========         =========         =========

Consolidated operating income reconciliation:
     Helicopter activities .................................        $  52,605         $  19,920         $  39,650
     Production management and related services ............            2,542             2,088             2,201
                                                                    ---------         ---------         ---------
         Total segment operating income ....................           55,147            22,008            41,851
     Gain on disposal of equipment .........................            1,187             3,516             2,400
     Corporate .............................................           (1,208)              240            (1,272)
                                                                    ---------         ---------         ---------
         Total consolidated operating income ...............        $  55,126         $  25,764         $  42,979
                                                                    =========         =========         =========



                                                                                    CAPITAL EXPENDITURES
                                                                         -------------------------------------------
                                                                            2001            2000              1999
                                                                         ---------        ---------        ---------
     Helicopter activities ......................................        $  38,622        $  73,758        $  18,939
     Production management and related services .................              255              163              253
     Corporate ..................................................              578              760               27
                                                                         ---------        ---------        ---------
         Total ..................................................        $  39,455        $  74,681        $  19,219
                                                                         =========        =========        =========

                   OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES


                                                                                DEPRECIATION AND AMORTIZATION
                                                                         -------------------------------------------
                                                                            2001            2000              1999
                                                                         ---------        ---------        ---------
     Helicopter activities ......................................        $  32,647        $  31,746        $  31,245
     Production management and related services .................            1,257            1,247            1,334
     Corporate ..................................................              465              220              163
                                                                         ---------        ---------        ---------
             Total ..............................................        $  34,369        $  33,213        $  32,742
                                                                         =========        =========        =========



                                                                                     IDENTIFIABLE ASSETS
                                                                         -------------------------------------------
                                                                            2001            2000              1999
                                                                         ---------        ---------        ---------
     Helicopter activities ......................................        $ 646,553        $ 651,812        $ 645,727
     Production management and related services .................           27,206           25,488           30,208
     Corporate and other ........................................           81,061           65,874           56,095
                                                                         ---------        ---------        ---------
             Total ..............................................        $ 754,820        $ 743,174        $ 732,030
                                                                         =========        =========        =========

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



                                                                                     YEAR ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                            2001            2000              1999
                                                                         ---------        ---------        ---------
     Operating revenue:
         United States ..........................................        $ 166,687        $ 132,400        $ 141,156
         United Kingdom .........................................          124,975          133,459          179,572
         Nigeria ................................................           43,668           41,240           42,397
         Norway .................................................           39,756           33,545           26,857
         Other countries ........................................          101,917           76,443           76,458
                                                                         ---------        ---------        ---------
                                                                         $ 477,003        $ 417,087        $ 466,440
                                                                         =========        =========        =========



                                                                                                AS OF MARCH 31,
                                                                                          --------------------------
                                                                                             2000            1999
                                                                                          ---------        ---------
     Long-lived assets:
         United States ..............................................................     $  94,980        $  82,255
         United Kingdom .............................................................       155,693          210,489
         Nigeria ....................................................................        23,439           22,331
         Norway .....................................................................        39,228           41,459
         Other countries ............................................................       133,350          117,489
                                                                                          ---------        ---------
                                                                                          $ 446,690        $ 474,023
                                                                                          =========        =========


       During 2001, 2000 and 1999, Air Log and Bristow conducted operations in over 19 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During 2001 and 2000, one customer accounted for 13% and 12% of consolidated operating revenues. Revenue earned from any single customer did not exceed 10% of total revenues during 1999.

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

K -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                          QUARTER ENDED
                                                -----------------------------------------------------------------
                                                  JUNE 30        SEPTEMBER 30        DECEMBER 31        MARCH 31
                                                ----------       ------------        -----------       ----------
                                                         (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
2001
     Gross revenue .....................        $  111,249        $  123,118         $  122,116        $  121,707
     Gross profit ......................        $   15,712        $   26,067         $   21,870        $   21,916
                                                ----------        ----------         ----------        ----------
     Net income ........................        $    3,997        $    9,133         $    8,603        $    8,181
                                                ==========        ==========         ==========        ==========
     Basic earnings per share ..........        $     0.19        $     0.43         $     0.41        $     0.38
                                                ==========        ==========         ==========        ==========
     Diluted earnings per share ........        $     0.19        $     0.40         $     0.37        $     0.35
                                                ==========        ==========         ==========        ==========

2000
     Gross revenue .....................        $  107,380        $  105,542         $  105,166        $  102,515
     Gross profit ......................        $   14,312        $    9,249         $   15,150        $   13,268
                                                ----------        ----------         ----------        ----------
     Net income ........................        $    3,085        $   (1,055)        $    3,967        $    2,893
                                                ==========        ==========         ==========        ==========
     Basic earnings per share ..........        $     0.15        $    (0.05)        $     0.19        $     0.14
                                                ==========        ==========         ==========        ==========
     Diluted earnings per share ........        $     0.15        $    (0.05)        $     0.19        $     0.14
                                                ==========        ==========         ==========        ==========

1999
     Gross revenue .....................        $  117,553        $  129,168         $  116,190        $  105,929
     Gross profit ......................        $   19,106        $   25,137         $   15,361        $   13,222
                                                ----------        ----------         ----------        ----------
     Net income ........................        $    6,553        $   10,016         $    4,321        $       30
                                                ==========        ==========         ==========        ==========

     Basic earnings per share ..........        $     0.30        $     0.46         $     0.20        $     0.00
                                                ==========        ==========         ==========        ==========
     Diluted earnings per share ........        $     0.29        $     0.43         $     0.20        $     0.00
                                                ==========        ==========         ==========        ==========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

L -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION


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

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2001

                             (THOUSANDS OF DOLLARS)



                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
ASSETS
    Current assets:
      Cash and cash equivalents ..................      $  19,633       $   3,130       $  32,031       $      --       $  54,794
      Accounts receivable ........................            617          35,055          82,970          (3,879)        114,763
      Inventories ................................             --          45,376          36,202              --          81,578
      Prepaid expenses ...........................            112             552           6,236              --           6,900
                                                        ---------       ---------       ---------       ---------       ---------
          Total current assets ...................         20,362          84,113         157,439          (3,879)        258,035

    Intercompany investment ......................        233,073              --              --        (233,073)             --
    Investments in unconsolidated entities .......             --              --          17,868              --          17,868
    Intercompany note receivables ................        282,268              --              --        (282,268)             --
    Property and equipment--at cost:
      Land and buildings .........................            135           3,538           7,317              --          10,990
      Aircraft and equipment .....................          5,218         174,708         423,205            (110)        603,021
                                                        ---------       ---------       ---------       ---------       ---------
                                                            5,353         178,246         430,522            (110)        614,011
      Less:  Accumulated depreciation
           and amortization ......................         (2,690)        (82,373)        (82,258)             --        (167,321)
                                                        ---------       ---------       ---------       ---------       ---------
                                                            2,663          95,873         348,264            (110)        446,690
    Other assets .................................         10,063          15,443           6,611             110          32,227
                                                        ---------       ---------       ---------       ---------       ---------

                                                        $ 548,429       $ 195,429       $ 530,182       $(519,220)      $ 754,820
                                                        =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current liabilities:
      Accounts payable............................      $     274       $   5,554       $  30,452       $  (3,879)      $  32,401
      Accrued liabilities ........................          6,860          16,475          40,749            (288)         63,796
      Deferred taxes .............................          1,004              --          14,261              --          15,265
      Current maturities of long-term debt .......             --              --          13,122              --          13,122
                                                        ---------       ---------       ---------       ---------       ---------
          Total current liabilities ..............          8,138          22,029          98,584          (4,167)        124,584

    Long-term debt, less current maturities ......        190,922              --          18,268              --         209,190
    Intercompany notes payable ...................          5,069           9,452         267,459        (281,980)             --
    Other liabilities and deferred credits .......            275           2,841          11,955              --          15,071
    Deferred taxes ...............................         12,637          37,963          44,869              --          95,469
    Minority interest ............................         11,959              --              --              --          11,959

    Stockholders' investment:
      Common stock ...............................            218           4,062              43          (4,105)            218
      Additional paid in capital .................        127,554          53,168          10,507         (63,675)        127,554
      Retained earnings ..........................        212,029          65,914          75,075        (141,100)        211,918
      Accumulated other comprehensive
           income (loss) .........................        (20,372)             --           3,422         (24,193)        (41,143)
                                                        ---------       ---------       ---------       ---------       ---------
                                                          319,429         123,144          89,047        (233,073)        298,547
                                                        ---------       ---------       ---------       ---------       ---------
                                                        $ 548,429       $ 195,429       $ 530,182       $(519,220)      $ 754,820
                                                        =========       =========       =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

                            YEAR ENDED MARCH 31, 2001

                             (THOUSANDS OF DOLLARS)




                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
GROSS REVENUE
Operating revenue ................................      $     793       $ 165,327       $ 310,883       $      --       $ 477,003
Intercompany revenue .............................             --          14,524             569         (15,093)             --
Gain (loss) on disposal of equipment .............            (82)            (30)          1,409            (110)          1,187
                                                        ---------       ---------       ---------       ---------       ---------
                                                              711         179,821         312,861         (15,203)        478,190
OPERATING EXPENSES
Direct cost ......................................             11         139,642         218,603              --         358,256
Intercompany expense .............................             --             569          14,524         (15,093)             --
Depreciation and amortization ....................            465           9,850          24,054              --          34,369
General and administrative .......................          7,046           8,154          15,239              --          30,439
                                                        ---------       ---------       ---------       ---------       ---------
                                                            7,522         158,215         272,420         (15,093)        423,064
                                                        ---------       ---------       ---------       ---------       ---------

OPERATING INCOME .................................         (6,811)         21,606          40,441            (110)         55,126

Equity in earnings from unconsolidated
       entities ..................................         22,975              --           5,172         (22,974)          5,173
Interest income ..................................         32,235             231           2,112         (31,380)          3,198
Interest expense .................................         14,018               9          35,467         (31,380)         18,114
                                                        ---------       ---------       ---------       ---------       ---------

INCOME BEFORE PROVISION FOR
       INCOME TAXES AND MINORITY
       INTEREST ..................................         34,381          21,828          12,258         (23,084)         45,383
Allocation of consolidated income taxes ..........          2,952           7,314           3,801              --          14,067
Minority interest ................................         (1,402)             --              --              --          (1,402)
                                                        ---------       ---------       ---------       ---------       ---------

NET INCOME .......................................      $  30,027       $  14,514       $   8,457       $ (23,084)      $  29,914
                                                        =========       =========       =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED MARCH 31, 2001

                             (THOUSANDS OF DOLLARS)




                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
       activities ................................      $  (3,410)      $  22,601       $  51,516       $ (10,160)      $  60,547
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from investing activities:
       Capital expenditures ......................           (578)        (22,170)        (16,707)             --         (39,455)
       Proceeds from asset dispositions ..........             --             376           4,764              --           5,140
       Investments in subsidiaries ...............             --              --          (1,200)             --          (1,200)
                                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) investing
       activities ................................           (578)        (21,794)        (13,143)             --         (35,515)
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
       Proceeds from borrowings ..................             --              --           9,835          (7,230)          2,605
       Repayment of debt .........................             --              --         (35,590)         17,390         (18,200)
       Issuance of common stock ..................          9,084              --              --              --           9,084
                                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) financing
       activities ................................          9,084              --         (25,755)         10,160          (6,511)
                                                        ---------       ---------       ---------       ---------       ---------

Effect of exchange rate changes in cash ..........             --              --          (1,662)             --          (1,662)
                                                        ---------       ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash
       equivalents ...............................          5,096             807          10,956              --          16,859

Cash and cash equivalents at beginning of
       period ....................................         14,537           2,323          21,075              --          37,935
                                                        ---------       ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period .......      $  19,633       $   3,130       $  32,031       $      --       $  54,794
                                                        =========       =========       =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2000

                             (THOUSANDS OF DOLLARS)



                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
ASSETS
    Current assets:
      Cash and cash equivalents ..................      $  14,537       $   2,323       $  21,075       $      --       $  37,935
      Accounts receivable ........................            280          22,822          75,116          (1,831)         96,387
      Inventories ................................             --          38,023          42,412              --          80,435
      Prepaid expenses ...........................            227             558           4,940              --           5,725
                                                        ---------       ---------       ---------       ---------       ---------
          Total current assets ...................         15,044          63,726         143,543          (1,831)        220,482

    Intercompany investment ......................        201,410              --              --        (201,410)             --
    Investments in unconsolidated entities .......          1,108             229          12,756              --          14,093
    Intercompany note receivables ................        286,388              --           3,844        (290,232)             --
    Property and equipment--at cost:
      Land and buildings .........................             --           3,220           7,785              --          11,005
      Aircraft and equipment .....................          4,335         155,867         445,747              --         605,949
                                                        ---------       ---------       ---------       ---------       ---------
                                                            4,335         159,087         453,532              --         616,954
      Less:  Accumulated depreciation
           and amortization ......................         (2,939)        (75,943)        (64,049)             --        (142,931)
                                                        ---------       ---------       ---------       ---------       ---------
                                                            1,396          83,144         389,483              --         474,023
    Other assets .................................         11,558          16,700           6,207             111          34,576
                                                        ---------       ---------       ---------       ---------       ---------

                                                        $ 516,904       $ 163,799       $ 555,833       $(493,362)      $ 743,174
                                                        =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
    Current liabilities:
      Accounts payable ...........................      $     196       $   4,931       $  27,151       $  (1,529)      $  30,749
      Accrued liabilities ........................          6,074          10,028          36,286            (306)         52,082
      Deferred taxes .............................             --              --          18,443              --          18,443
      Current maturities of long-term debt .......             --              --          16,540              --          16,540
                                                        ---------       ---------       ---------       ---------       ---------
          Total current liabilities ..............          6,270          14,959          98,420          (1,835)        117,814

    Long-term debt, less current maturities ......        190,922              --          33,816              --         224,738
    Intercompany notes payable ...................          3,844             379         286,004        (290,227)             --
    Other liabilities and deferred credits .......            272           2,223             437              --           2,932
    Deferred taxes ...............................          9,508          33,564          53,667              --          96,739
    Minority interest ............................         11,911              --              --              --          11,911

    Stockholders' investment:
      Common stock ...............................            211           4,048           1,384          (5,432)            211
      Additional paid in capital .................        116,074          52,567          15,928         (68,495)        116,074
      Retained earnings ..........................        182,004          56,059          65,068        (121,127)        182,004
      Accumulated other comprehensive
           income (loss) .........................         (4,112)             --           1,109          (6,246)         (9,249)
                                                        ---------       ---------       ---------       ---------       ---------
                                                          294,177         112,674          83,489        (201,300)        289,040
                                                        ---------       ---------       ---------       ---------       ---------
                                                        $ 516,904       $ 163,799       $ 555,833       $(493,362)      $ 743,174
                                                        =========       =========       =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

                            YEAR ENDED MARCH 31, 2000

                             (THOUSANDS OF DOLLARS)


                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
GROSS REVENUE
Operating revenue ................................       $     388       $ 131,579      $ 285,120       $      --       $ 417,087
Intercompany revenue .............................             257           7,993            290          (8,540)             --
Gain (loss) on disposal of equipment .............               3           3,152            361              --           3,516
                                                         ---------       ---------      ---------       ---------       ---------
                                                               648         142,724        285,771          (8,540)        420,603
OPERATING EXPENSES
Direct cost ......................................               7         109,410        225,994              --         335,411
Intercompany expense .............................              --             289          8,251          (8,540)             --
Depreciation and amortization ....................             221          10,045         22,947              --          33,213
General and administrative .......................           5,242           5,493         15,480              --          26,215
                                                         ---------       ---------      ---------       ---------       ---------
                                                             5,470         125,237        272,672          (8,540)        394,839
                                                         ---------       ---------      ---------       ---------       ---------

OPERATING INCOME .................................          (4,822)         17,487         13,099              --          25,764

Equity in earnings from unconsolidated
       entities ..................................           2,246              --          4,196          (2,246)          4,196
Interest income ..................................          29,819             344          1,608         (28,371)          3,400
Interest expense .................................          14,209              --         32,641         (28,371)         18,479
                                                         ---------       ---------      ---------       ---------       ---------

INCOME BEFORE PROVISION FOR
       INCOME TAXES AND MINORITY
       INTEREST ..................................          13,034          17,831        (13,738)         (2,246)         14,881
Allocation of consolidated income taxes ..........           2,783           6,060         (4,257)             --           4,586
Minority interest ................................          (1,361)             --            (44)             --          (1,405)
                                                         ---------       ---------      ---------       ---------       ---------

NET INCOME .......................................       $   8,890       $  11,771      $  (9,525)      $  (2,246)      $   8,890
                                                         =========       =========      =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED MARCH 31, 2000

                             (THOUSANDS OF DOLLARS)



                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
       activities ................................      $ (10,945)      $   5,616       $  29,063       $  10,369       $  34,103
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from investing activities:
       Capital expenditures ......................           (761)        (13,079)        (60,841)             --         (74,681)
       Proceeds from asset dispositions ..........             16           4,953           5,333              --          10,302
       Investments in subsidiaries ...............          5,751          (5,751)             --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) investing
       activities ................................          5,006         (13,877)        (55,508)             --         (64,379)
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
       Proceeds from borrowings ..................             --              --          31,141         (24,689)          6,452
       Repayment of debt .........................        (14,320)             --          (8,268)         14,320          (8,268)
       Issuance of common stock ..................             21              --              --              --              21
                                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) financing
       activities ................................        (14,299)             --          22,873         (10,369)         (1,795)
                                                        ---------       ---------       ---------       ---------       ---------

Effect of exchange rate changes in cash ..........             --              --            (588)             --            (588)
                                                        ---------       ---------       ---------       ---------       ---------

Net decrease in cash and cash equivalents ........        (20,238)         (8,261)         (4,160)             --         (32,659)

Cash and cash equivalents at beginning of
       period ....................................         34,775          10,584          25,235              --          70,594
                                                        ---------       ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period .......      $  14,537       $   2,323       $  21,075       $      --       $  37,935
                                                        =========       =========       =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

                            YEAR ENDED MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)



                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
GROSS REVENUE
Operating revenue .................................      $      10       $ 140,519      $ 325,911       $      --       $ 466,440
Intercompany revenue ..............................            224          10,141            690         (11,055)             --
Gain (loss) on disposal of equipment ..............             11             227          2,162              --           2,400
                                                         ---------       ---------      ---------       ---------       ---------
                                                               245         150,887        328,763         (11,055)        468,840
OPERATING EXPENSES
Direct cost .......................................            (12)        113,979        249,305              --         363,272
Intercompany expense ..............................             --             690         10,365         (11,055)             --
Depreciation and amortization .....................            163          10,019         22,560              --          32,742
General and administrative ........................          5,339           6,695         17,813              --          29,847
                                                         ---------       ---------      ---------       ---------       ---------
                                                             5,490         131,383        300,043         (11,055)        425,861
                                                         ---------       ---------      ---------       ---------       ---------

OPERATING INCOME ..................................         (5,245)         19,504         28,720              --          42,979

Equity in earnings from unconsolidated
       entities ...................................         15,488              --          5,108         (15,492)          5,104
Interest income ...................................         28,207             494          1,128         (26,369)          3,460
Interest expense ..................................         14,458               1         31,721         (26,369)         19,811
                                                         ---------       ---------      ---------       ---------       ---------

INCOME BEFORE PROVISION FOR
       INCOME TAXES AND MINORITY
       INTEREST ...................................         23,992          19,997          3,235         (15,492)         31,732
Allocation of consolidated income taxes ...........          1,836           6,704            969              --           9,509
Minority interest .................................         (1,236)             --            (67)             --          (1,303)
                                                         ---------       ---------      ---------       ---------       ---------

NET INCOME ........................................      $  20,920       $  13,293      $   2,199       $ (15,492)      $  20,920
                                                         =========       =========      =========       =========       =========

                    OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)



                                                          Parent                           Non-
                                                         Company         Guarantor      Guarantor
                                                          Only         Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        ---------      ------------    ------------    ------------    ------------
Net cash provided by operating activities ........      $  10,791       $  10,447       $  26,747       $   1,692       $  49,677
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from investing activities:
       Capital expenditures ......................             --          (5,543)        (13,676)             --         (19,219)
       Proceeds from asset dispositions ..........             15             488           5,733              --           6,236
                                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) investing
       activities ................................             15          (5,055)         (7,943)             --         (12,983)
                                                        ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
       Proceeds from borrowings ..................             20              --              --             (20)             --
       Repayment of debt .........................         (3,300)             --          (9,976)         (1,672)        (14,948)
       Repurchase of common stock ................         (7,128)             --              --              --          (7,128)
       Issuance of common stock ..................            113              --              --              --             113
                                                        ---------       ---------       ---------       ---------       ---------
Net cash used in financing activities ............        (10,295)             --          (9,976)         (1,692)        (21,963)
                                                        ---------       ---------       ---------       ---------       ---------

Effect of exchange rate changes in cash ..........             --              --            (213)             --            (213)
                                                        ---------       ---------       ---------       ---------       ---------

Net increase in cash and cash equivalents ........            511           5,392           8,615              --          14,518

Cash and cash equivalents at beginning of
       period ....................................         34,264           5,192          16,620              --          56,076
                                                        ---------       ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period .......      $  34,775       $  10,584       $  25,235       $      --       $  70,594
                                                        =========       =========       =========       =========       =========

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements --

       Report of Independent Public Accountants

       Consolidated Balance Sheet-- March 31, 2001 and 2000.

       Consolidated Statement of Income for the years ended March 31, 2001, 2000 and 1999.

       Consolidated Statement of Stockholders' Investment for the years ended March 31, 2001, 2000 and 1999.

       Consolidated Statement of Cash Flows for the years ended March 31, 2001, 2000 and 1999.

       Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules


       All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.


                                                                 INCORPORATED BY
                                                                  REFERENCE TO
                                                                 REGISTRATION OR     FORM OR                   EXHIBIT
                             EXHIBITS                              FILE NUMBER        REPORT        DATE       NUMBER
                             --------                            ---------------     -------        ----       -------
(a)(3)

       (3)     Articles of Incorporation and By-laws

               (1)   Delaware Certificate of Incorporation            0-5232           10-K       June 1989     3(10)

               (2)   Agreement and Plan of Merger dated               0-5232           10-K       June 1989     3(11)
                     December 29, 1987

               (3)   Certificate of Merger dated December 29,         0-5232           10-K       June 1990     3(3)
                     1987

               (4)   Certificate of Correction of Certificate of      0-5232           10-K       June 1990     3(4)
                     Merger dated January 20, 1988

               (5)   Certificate of Amendment of Certificate of       0-5232           10-K       June 1990     3(5)
                     Incorporation dated November 30, 1989

               (6)   Certificate of Amendment of Certificate of       0-5232            8-K       Dec. 1992     3
                     Incorporation dated December 9, 1992

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

               (4)   Offshore Logistics, Inc. 1989 Incentive          0-5232           10-K       June 1990     (28)
                     Plan *

               (5)   Offshore Logistics, Inc. 1991                  33-50946            S-8       Aug. 1992      4.1
                     Non-qualified Stock Option Plan for
                     Non-employee Directors *

               (6)   Agreement and Plan of Merger dated as          33-79968            S-4       Aug. 1994      2(1)
                     of June 1, 1994, as amended

               (7)   Shareholders Agreement dated as of June 1,     33-79968            S-4       Aug. 1994      2(2)
                     1994

               (8)   Proposed Form of Non-competition               33-79968            S-4       Aug. 1994      2(3)
                     Agreement with Individual Shareholders

               (9)   Proposed Form of Joint Venture Agreement       33-79968            S-4       Aug. 1994      2(4)

               (10)  Offshore Logistics, Inc. 1994 Long-Term        33-87450            S-8       Dec. 1994     84
                     Management Incentive Plan *

               (11)  Offshore Logistics, Inc. Annual                  0-5232           10-K       June 1995     10(20)
                     Incentive Compensation Plan *

               (12)  Indemnity Agreement, similar agreements          0-5232           10-K      March 1997     10(14)
                     with other directors of the Company are
                     omitted pursuant to Instruction 2 to Item
                     601 of Regulation S-K.

               (13)  Master Agreement dated December 12, 1996         0-5232            8-K       Dec. 1996      2(1)

               (14)  Change of Control Agreement between the          0-5232           10-Q      Sept. 1997     10(1)
                     Company and George M. Small.
                     Substantially identical contracts with
                     five other officers are omitted pursuant
                     to Item 601 of Regulation
                     S-K Instructions. *

               (15)  Offshore Logistics, Inc. 1994 Long-Term          0-5232           10-K      March 1999     10(15)
                     Management Incentive Plan, as amended *

               (16)  Agreement between Pilots Represented by          0-5232           10-K      March 1999     10(16)
                     Office and Professional Employees
                     International Union, AFL-CIO and Offshore
                     Logistics, Inc.

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

  (21)  Subsidiaries of the Registrant.

  (23)  Consent of Independent Public Accountants

(b)     Reports on Form 8-K

        There were no Form 8-K filings during the quarter ended March 31, 2001.

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OFFSHORE LOGISTICS, INC.

                                By:  /s/ H. Eddy Dupuis
                                   ---------------------------------------------
                                       H. Eddy Dupuis
                                     Vice President -- Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
June 28, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



------------------------------
     Peter N. Buckley                                 Director                             June 28, 2001


 /s/ Jonathan H. Cartwright
------------------------------
     Jonathan H. Cartwright                           Director                             June 28, 2001

 /s/ Louis F. Crane
------------------------------
     Louis F. Crane                       Chairman of the Board, Chief Executive           June 28, 2001
                                                  Officer and Director

 /s/ David M. Johnson
------------------------------
     David M. Johnson                                 Director                             June 28, 2001


 /s/ Kenneth M. Jones
------------------------------
     Kenneth M. Jones                                 Director                             June 28, 2001



------------------------------
     Harry C. Sager                                   Director                             June 28, 2001


 /s/ George M. Small
------------------------------
     George M. Small                      President, Chief Operating Officer and           June 28, 2001
                                                      Director


 /s/ Howard Wolf
------------------------------
     Howard Wolf                                      Director                             June 28, 2001

                               INDEX TO EXHIBITS



                                                                 INCORPORATED BY
                                                                  REFERENCE TO
                                                                 REGISTRATION OR     FORM OR                   EXHIBIT
                             EXHIBITS                              FILE NUMBER        REPORT        DATE       NUMBER
                             --------                            ---------------     -------        ----       -------
(a)(3)

       (3)     Articles of Incorporation and By-laws

               (1)   Delaware Certificate of Incorporation            0-5232           10-K       June 1989     3(10)

               (2)   Agreement and Plan of Merger dated               0-5232           10-K       June 1989     3(11)
                     December 29, 1987

               (3)   Certificate of Merger dated December 29,         0-5232           10-K       June 1990     3(3)
                     1987

               (4)   Certificate of Correction of Certificate of      0-5232           10-K       June 1990     3(4)
                     Merger dated January 20, 1988

               (5)   Certificate of Amendment of Certificate of       0-5232           10-K       June 1990     3(5)
                     Incorporation dated November 30, 1989

               (6)   Certificate of Amendment of Certificate of       0-5232            8-K       Dec. 1992     3
                     Incorporation dated December 9, 1992

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

               (4)   Offshore Logistics, Inc. 1989 Incentive          0-5232           10-K       June 1990     (28)
                     Plan *

               (5)   Offshore Logistics, Inc. 1991                  33-50946            S-8       Aug. 1992      4.1
                     Non-qualified Stock Option Plan for
                     Non-employee Directors *

               (6)   Agreement and Plan of Merger dated as          33-79968            S-4       Aug. 1994      2(1)
                     of June 1, 1994, as amended

               (7)   Shareholders Agreement dated as of June 1,     33-79968            S-4       Aug. 1994      2(2)
                     1994

               (8)   Proposed Form of Non-competition               33-79968            S-4       Aug. 1994      2(3)
                     Agreement with Individual Shareholders

               (9)   Proposed Form of Joint Venture Agreement       33-79968            S-4       Aug. 1994      2(4)

               (10)  Offshore Logistics, Inc. 1994 Long-Term        33-87450            S-8       Dec. 1994     84
                     Management Incentive Plan *

               (11)  Offshore Logistics, Inc. Annual                  0-5232           10-K       June 1995     10(20)
                     Incentive Compensation Plan *

               (12)  Indemnity Agreement, similar agreements          0-5232           10-K      March 1997     10(14)
                     with other directors of the Company are
                     omitted pursuant to Instruction 2 to Item
                     601 of Regulation S-K.

               (13)  Master Agreement dated December 12, 1996         0-5232            8-K       Dec. 1996      2(1)

               (14)  Change of Control Agreement between the          0-5232           10-Q      Sept. 1997     10(1)
                     Company and George M. Small.
                     Substantially identical contracts with
                     five other officers are omitted pursuant
                     to Item 601 of Regulation
                     S-K Instructions. *

               (15)  Offshore Logistics, Inc. 1994 Long-Term          0-5232           10-K      March 1999     10(15)
                     Management Incentive Plan, as amended *

               (16)  Agreement between Pilots Represented by          0-5232           10-K      March 1999     10(16)
                     Office and Professional Employees
                     International Union, AFL-CIO and Offshore
                     Logistics, Inc.

       (21)  Subsidiaries of the Registrant.

       (23)  Consent of Independent Public Accountants.
