Form 10-Q
period 2001-06-30
OFFSHORE LOGISTICS INC
filed 2001-08-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 2001

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

   ---------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of August 1, 2001.

                21,892,421 shares of Common Stock, $.01 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                          2001       2000
                                                         ------     ------
GROSS REVENUE
Operating revenue...................................... $123,284   $110,579
Gain on disposal of assets.............................      425        670
                                                        --------   --------
                                                         123,709    111,249
OPERATING EXPENSES
Direct cost............................................   88,413     86,708
Depreciation and amortization..........................    8,378      8,829
General and administrative.............................    7,666      6,839
                                                        --------   --------
                                                         104,457    102,376

OPERATING INCOME.......................................   19,252      8,873

Equity in earnings from unconsolidated entities........      962      1,019
Interest income........................................    1,148        739
Interest expense.......................................    4,359      4,334
                                                        --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST..................................   17,003      6,297

Provision for income taxes.............................    5,270      1,953
Minority interest......................................     (362)      (347)
                                                        --------   --------

NET INCOME............................................. $ 11,371   $  3,997
                                                        ========   ========

Net income per common share:
Basic.................................................. $    0.52  $    0.19
                                                        =========  =========
Diluted................................................ $    0.47  $    0.19
                                                        =========  =========

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)


                                                        JUNE 30,   MARCH 31,
                                                           2001       2001
                                                        --------   ---------
ASSETS
------
Current Assets:
   Cash and cash equivalents............................$  34,517  $ 54,794
   Accounts receivable..................................  138,508   114,763
   Inventories..........................................   86,401    81,578
   Prepaid expenses.....................................    9,511     6,900
                                                        ---------  --------
     Total current assets...............................  268,937   258,035

Investments in unconsolidated entities..................   18,118    17,868
Property and equipment - at cost:
   Land and buildings...................................   13,251    10,990
   Aircraft and equipment...............................  620,570   603,021
                                                        ---------  --------
                                                          633,821   614,011
Less:  accumulated depreciation and amortization........ (174,114) (167,321)
                                                        ---------  --------
                                                          459,707   446,690
Other assets............................................   31,564    32,227
                                                        ---------  --------

                                                        $ 778,326  $754,820
                                                        =========  ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Accounts payable.....................................$  35,893  $ 32,401
   Accrued liabilities..................................   68,735    63,796
   Deferred taxes.......................................   17,391    15,265
   Current maturities of long-term debt.................   18,660    13,122
                                                        ---------  --------
     Total current liabilities..........................  140,679   124,584

Long-term debt, less current maturities.................  202,305   209,190
Other liabilities and deferred credits..................   16,628    15,071
Deferred taxes..........................................   97,033    95,469
Minority interest.......................................   12,231    11,959

Stockholders' Investment:
   Common Stock, $.01 par value, authorized 35,000,000
   shares; outstanding 21,892,421 and 21,815,421 at June
   30 and March 31, respectively (exclusive of 1,281,050
   treasury shares).....................................      219       218
   Additional paid-in capital...........................  128,883   127,554
   Retained earnings....................................  223,289   211,918
   Accumulated other comprehensive income (loss)........  (42,941)  (41,143)
                                                        ---------  --------
                                                          309,450   298,547
                                                        ---------  --------
                                                        $ 778,326  $754,820
                                                        =========  ========

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                           2001       2000
                                                         -------     ------
Cash flows from operating activities:
   Net income...........................................$  11,371  $  3,997
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization........................    8,378     8,829
   Increase (decrease) in deferred taxes................    4,423       592
   (Gain) loss on asset dispositions....................     (425)     (670)
   Equity in earnings from unconsolidated entities
     (over) under dividends received....................     (308)     (833)
   Minority interest in earnings........................      362       347
   (Increase) decrease in accounts receivable...........  (24,380)  (16,653)
   (Increase) decrease in inventories...................   (5,125)     (265)
   (Increase) decrease in prepaid expenses and other....   (2,658)    3,712
   Increase (decrease) in accounts payable..............    3,706    (2,575)
   Increase (decrease) in accrued liabilities...........    5,199     4,393
   Increase (decrease) in other liabilities
      and deferred credits..............................    1,641     1,140
                                                         --------    ------
Net cash provided by (used in) operating activities.....    2,184     2,014
                                                        ---------  --------

Cash flows from investing activities:
   Capital expenditures.................................  (24,313)  (12,204)
   Proceeds from asset dispositions.....................    1,847     2,024
   Investments in unconsolidated subsidiaries...........       --    (1,200)
                                                        ---------  --------
Net cash provided by (used in) investing activities.....  (22,466)  (11,380)
                                                        ---------  --------

Cash flows from financing activities:
   Repayment of debt....................................     (955)   (6,937)
   Issuance of common stock.............................    1,005        --
                                                        ---------  --------
Net cash provided by (used in) financing activities.....       50    (6,937)
                                                        ---------  --------

Effect of exchange rate changes in cash.................      (45)     (799)
                                                        ---------  --------

Net increase (decrease) in cash and cash equivalents....  (20,277)  (17,102)
Cash and cash equivalents at beginning of period........   54,794    37,935
                                                        ---------  --------

Cash and cash equivalents at end of period..............$  34,517  $ 20,833
                                                        =========  ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest.............................................$   3,099  $  3,651
   Income taxes.........................................$     932  $    340

                  OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE A - BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

     During April 2001, the Company completed operating and control revisions with its partners in a Norwegian joint venture. As a result, effective April 1, 2001, the Company will no longer consolidate the results of the Norwegian joint venture in its financial statements, and instead will treat the investment as an unconsolidated entity accounted for on the cost method of accounting. The cost method of accounting will be used, as the Company's ability to exercise significant influence over the operation of the joint venture has been diminished. The Company is not obligated under any agreement to provide continuing financial support. Had the Company continued to consolidate the financial position and net results of operations of the joint venture, the impact on working capital and long-term assets and liabilities at June 30, 2001 would not have been material; revenue would have increased by $5.7 million and net income would have decreased by $0.4 million, or $0.01 per diluted share, for the three months ended June 30, 2001.

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
                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                        2001          2000
                                                      ---------     ---------
Net income (thousands of dollars):
   Income available to common stockholders.........   $   11,371    $   3,997
   Interest on convertible debt, net of taxes......          941           --
                                                      ----------    ---------
   Income available to common stockholders,
      plus assumed conversions.....................   $   12,312    $   3,997
                                                      ==========    =========
Shares:
   Weighted average number of common shares
      outstanding..................................   21,863,674   21,105,921
   Options.........................................      282,831      211,894
   Convertible debt................................    3,976,928           --
                                                      ----------    ---------
   Weighted average number of common shares outstanding,
      plus assumed conversions.....................   26,123,433    21,317,815
                                                      ==========    ==========

Net income per share:
   Basic...........................................   $      0.52   $     0.19
                                                      ===========   ==========
   Diluted.........................................   $      0.47   $     0.19
                                                      ===========   ==========

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

NOTE D - COMPREHENSIVE INCOME

     In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         -------------------
                                                             2001     2000
                                                         ---------   -------
Net Income...............................................$  11,371  $  3,997
Other Comprehensive Income:
   Currency translation adjustments......................   (1,798)  (13,170)
                                                           -------   -------
Comprehensive Income (Loss)..............................$   9,573  $ (9,173)
                                                           =======   =======


NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

     Effective  April 1,  2001,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", that amends certain provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial statements.

     The Company periodically enters into spot and forward currency derivative financial instruments to reduce its exposure to fluctuations in foreign currency denominated assets and liabilities and contractual commitments. Forward currency contracts generally do not exceed one year. Any gains or losses on forward contracts are deferred if the transaction qualifies as a hedge. At June 30, 2001, the Company had nine nominal forward contracts for Euros outstanding totaling $20 million that qualified as a hedge instrument. The forward contracts were purchased to hedge against any possible foreign exchange exposure related to its commitment under a scheduled maintenance program. The fair market value of these contracts at June 30, 2001 is not material.

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided that first quarter financial statements have not been previously issued. The Company did not elect to early adopt SFAS No. 142. Accordingly, goodwill amortization expense of $0.3 million was recorded during the quarter ended June 30, 2001.

     The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

NOTE F - SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information", requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: helicopter activities and production management and related services. The following shows reportable segment information for the three months ended June 30, 2001 and 2000, reconciled to consolidated totals, and prepared on the same basis as the Company's consolidated financial statements (in thousands):

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                   --------------------
                                                      2001        2000
                                                   --------      ------

Segment operating revenue from external customers:
   Helicopter activities.......................... $111,127    $ 99,456
   Production management and related services.....   12,044      11,022
                                                   --------    --------
      Total segment operating revenue............. $123,171    $110,478
                                                   ========    ========

Intersegment operating revenue:
   Helicopter activities.......................... $  1,080    $  1,072
   Production management and related services.....       --          --
                                                   --------    --------
      Total intersegment operating revenue........ $  1,080    $  1,072
                                                   ========    ========

Consolidated operating revenue reconciliation:
   Helicopter activities.......................... $112,207    $100,528
   Production management and related services.....   12,044      11,022
   Corporate......................................    2,680       2,463
   Intersegment eliminations......................   (3,647)     (3,434)
                                                   --------    --------
      Total consolidated operating revenue........ $123,284    $110,579
                                                   ========    ========

Consolidated operating income reconciliation:
   Helicopter activities.......................... $ 18,342    $  7,819
   Production management and related services.....      813         666
                                                   --------    --------
      Total segment operating income..............   19,155       8,485
   Gain on disposal of assets.....................      425         670
   Corporate......................................     (328)       (282)
                                                   --------    --------
      Total consolidated operating income......... $ 19,252    $  8,873
                                                   ========    ========

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


                                          SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                             JUNE 30, 2001
                                                        (THOUSANDS OF DOLLARS)

                                        Parent                          Non-
                                        Company        Guarantor     Guarantor
                                         Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ----------    ------------    ------------  ------------    ------------

ASSETS
  Current assets:
    Cash and cash equivalents..........$    7,085     $    4,072      $   23,360    $       --      $   34,517
    Accounts receivable................     2,385         40,171         101,012        (5,060)        138,508
    Inventories........................        --         48,686          37,715            --          86,401
    Prepaid expenses...................        85          1,588           7,838            --           9,511
                                       ----------     ----------      ----------    ----------      ----------
      Total current assets.............     9,555         94,517         169,925        (5,060)        268,937

  Intercompany investment..............   268,004             --              --      (268,004)             --
  Investments in unconsolidated entities       --             --          18,118            --          18,118
  Intercompany note receivables........   274,341          1,685              --      (276,026)             --

  Property and equipment--at cost:
    Land and buildings.................       135          5,805           7,311            --          13,251
    Aircraft and equipment.............     5,217        194,348         421,115          (110)        620,570
                                       ----------     ----------      ----------    ----------      ----------
                                            5,352        200,153         428,426          (110)        633,821
  Less:  accumulated depreciation
      and amortization.................    (2,818)       (83,723)        (87,573)           --        (174,114)
                                       ----------     ----------      ----------    ----------      ----------
                                            2,534        116,430         340,853          (110)        459,707
  Other assets.........................     9,847         15,016           6,591           110          31,564
                                       ----------     ----------      ----------    ----------      ----------

                                       $  564,281     $  227,648      $  535,487    $ (549,090)     $  778,326
                                       ==========     ==========      ==========    ==========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable...................$      126     $    8,489      $   32,338    $   (5,060)     $   35,893
    Accrued liabilities................     7,256         16,795          44,684            --          68,735
    Deferred taxes.....................     1,004            316          16,071            --          17,391
    Current maturities of long-term debt       --             --          18,660            --          18,660
                                       ----------     ----------      ----------    ----------      ----------
     Total current liabilities.........     8,386         25,600         111,753        (5,060)        140,679

  Long-term debt, less current maturities 190,922             --          11,383            --         202,305
  Intercompany notes payable...........     5,012             --         271,014      (276,026)             --
  Other liabilities and deferred credits      262          2,840          13,526            --          16,628
  Deferred taxes.......................    16,423         39,723          40,887            --          97,033
  Minority interest....................    12,231             --              --            --          12,231

  Stockholders' investment:
    Common stock.......................       219          4,062           8,726       (12,788)            219
    Additional paid in capital.........   128,883         51,168           1,522       (52,690)        128,883
    Retained earnings..................   223,400        104,255          73,008      (177,374)        223,289
    Accumulated other comprehensive
      income (loss)....................   (21,457)            --           3,668       (25,152)        (42,941)
                                       ----------     ----------      ----------    ----------      ----------
                                          331,045        159,485          86,924      (268,004)        309,450
                                       ----------     ----------      ----------    ----------      ----------
                                       $  564,281     $  227,648      $  535,487    $ (549,090)     $  778,326
                                       ==========     ==========      ==========    ==========      ==========


                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                        (THOUSANDS OF DOLLARS)

                                        Parent                          Non-
                                        Company        Guarantor     Guarantor
                                         Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ----------    ------------    ------------  ------------    ------------

GROSS REVENUE
Operating revenue......................$      112    $    47,870      $ 75,302      $       --      $  123,284
Intercompany revenue...................         2          1,860           321          (2,183)             --
Gain (loss) on disposal of assets......        (5)           427             3              --             425
                                       ----------    -----------      --------      ----------      ----------
                                              109         50,157        75,626          (2,183)        123,709
OPERATING EXPENSES
Direct cost............................         1         36,372        52,040              --          88,413
Intercompany expense...................        --            321         1,862          (2,183)             --
Depreciation and amortization..........       138          2,302         5,938              --           8,378
General and administrative.............     1,755          2,238         3,673              --           7,666
                                       ----------    -----------      --------      ----------      ----------
                                            1,894         41,233        63,513          (2,183)        104,457
                                       ----------    -----------      --------      ----------      ----------

OPERATING INCOME (LOSS)................    (1,785)         8,924        12,113              --          19,252

Equity in earnings from unconsolidated
     entities..........................     9,555             --           961          (9,554)            962
Interest income........................     8,376             82           348          (7,658)          1,148
Interest expense.......................     3,549             (2)        8,470          (7,658)          4,359
                                       ----------    -----------      --------      ----------      ----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES AND
     MINORITY INTEREST.................    12,597          9,008         4,952          (9,554)         17,003
Allocation of consolidated income taxes       864          2,868         1,538              --           5,270
Minority interest......................      (362)            --            --              --            (362)
                                       ----------    -----------      --------      ----------      ----------

NET INCOME.........................    $   11,371    $     6,140      $  3,414      $   (9,554)     $   11,371
                                       ==========    ===========      ========      ==========      ==========



                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                        (THOUSANDS OF DOLLARS)

                                          Parent                        Non-
                                          Company    Guarantor       Guarantor
                                           Only      Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                         ---------   ------------    ------------  ------------    ------------

Net cash provided by (used in)
     operating activities...............$  (15,543)   $  24,948       $ (1,090)      $  (6,131)      $   2,184
                                        ----------    ---------       --------       ---------       ---------

Cash flows from investing activities:
     Capital expenditures...............       (10)     (23,849)          (454)             --         (24,313)
     Proceeds from asset dispositions...        --        1,843              4              --           1,847
     Investments in subsidiaries........     2,000       (2,000)            --              --              --
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by (used in)
     investing activities...............     1,990      (24,006)          (450)             --         (22,466)
                                        ----------    ---------       --------       ---------       ---------

Cash flows from financing activities:
     Repayment of debt..................        --           --         (7,086)          6,131            (955)
     Issuance of common stock...........     1,005           --             --              --           1,005
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by (used in)
      financing activities..............     1,005           --         (7,086)          6,131              50
                                        ----------    ---------       --------       ---------       ---------

Effect of exchange rate changes in cash.        --           --            (45)             --             (45)
                                        ----------    ---------       --------       ---------       ---------

Net increase (decrease) in cash and
     cash equivalents...................   (12,548)         942         (8,671)             --         (20,277)

Cash and cash equivalents
     at beginning of period.............    19,633        3,130         32,031              --          54,794
                                        ----------    ---------       --------       ---------       ---------

Cash and cash equivalents
      at end of period..................$    7,085    $   4,072       $ 23,360       $      --       $  34,517
                                        ==========    =========       ========       =========       =========



                                          SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                            MARCH 31, 2001
                                                        (THOUSANDS OF DOLLARS)

                                        Parent                          Non-
                                        Company        Guarantor     Guarantor
                                         Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ---------     ------------    ------------  ------------    ------------

ASSETS
  Current assets:
    Cash and cash equivalents..........$   19,633     $    3,130      $   32,031    $       --      $   54,794
    Accounts receivable................       617         35,055          82,970        (3,879)        114,763
    Inventories........................        --         45,376          36,202            --          81,578
    Prepaid expenses...................       112            552           6,236            --           6,900
                                       ----------     ----------      ----------    ----------      ----------
      Total current assets.............    20,362         84,113         157,439        (3,879)        258,035

  Intercompany investment..............   233,073             --              --      (233,073)             --
  Investments in unconsolidated entities       --             --          17,868            --          17,868
  Intercompany note receivables........   282,268             --              --      (282,268)             --

  Property and equipment--at cost:
    Land and buildings.................       135          3,538           7,317            --          10,990
    Aircraft and equipment.............     5,218        174,708         423,205          (110)        603,021
                                       ----------     ----------      ----------    ----------      ----------
                                            5,353        178,246         430,522          (110)        614,011
  Less:  accumulated depreciation
      and amortization.................    (2,690)       (82,373)        (82,258)           --        (167,321)
                                       ----------     ----------      ----------    ----------      ----------
                                            2,663         95,873         348,264          (110)        446,690
  Other assets.........................    10,063         15,443           6,611           110          32,227
                                       ----------     ----------      ----------    ----------      ----------

                                       $  548,429     $  195,429      $  530,182    $ (519,220)     $  754,820
                                       ==========     ==========      ==========    ==========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Accounts payable...................$      274     $    5,554      $   30,452    $   (3,879)     $   32,401
    Accrued liabilities................     6,860         16,475          40,749          (288)         63,796
    Deferred taxes.....................     1,004             --          14,261            --          15,265
    Current maturities of long-term debt       --             --          13,122            --          13,122
                                       ----------     -----------     ----------    ----------      ----------
     Total current liabilities.........     8,138         22,029          98,584        (4,167)        124,584

  Long-term debt, less current maturities 190,922             --          18,268            --         209,190
  Intercompany notes payable...........     5,069          9,452         267,459      (281,980)             --
  Other liabilities and deferred credits      275          2,841          11,955            --          15,071
  Deferred taxes.......................    12,637         37,963          44,869            --          95,469
  Minority interest....................    11,959             --              --            --          11,959

  Stockholders' investment:
    Common stock.......................       218          4,062              43        (4,105)            218
    Additional paid in capital.........   127,554         53,168          10,507       (63,675)        127,554
    Retained earnings..................   212,029         65,914          75,075      (141,100)        211,918
    Accumulated other comprehensive
      income (loss)....................   (20,372)            --           3,422       (24,193)        (41,143)
                                       ----------     ----------      ----------    ----------      ----------
                                          319,429        123,144          89,047      (233,073)        298,547
                                       ----------     ----------      ----------    ----------      ----------
                                       $  548,429     $  195,429      $  530,182    $ (519,220)     $  754,820
                                       ==========     ==========      ==========    ==========      ==========



                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                   THREE MONTHS ENDED JUNE 30, 2000
                                                        (THOUSANDS OF DOLLARS)

                                        Parent                          Non-
                                        Company        Guarantor     Guarantor
                                         Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       ---------     ------------    ------------  ------------    ------------

GROSS REVENUE
Operating revenue......................$      102    $    35,929      $ 74,548      $       --      $  110,579
Intercompany revenue...................        --          2,617            85          (2,702)             --
Gain on disposal of assets.............        --             --           670              --             670
                                       ----------    -----------      --------      ----------      ----------
                                              102         38,546        75,303          (2,702)        111,249
OPERATING EXPENSES
Direct cost............................         4         30,715        55,989              --          86,708
Intercompany expense...................        --             85         2,617          (2,702)             --
Depreciation and amortization..........       100          2,566         6,163              --           8,829
General and administrative.............     1,514          1,713         3,612              --           6,839
                                       ----------    -----------      --------      ----------      ----------
                                            1,618         35,079        68,381          (2,702)        102,376
                                       ----------    -----------      --------      ----------      ----------

OPERATING INCOME (LOSS)................    (1,516)         3,467         6,922              --           8,873

Equity in earnings from unconsolidated
     entities..........................     2,365             --         1,019          (2,365)          1,019
Interest income........................     7,638             42           507          (7,448)            739
Interest expense.......................     3,456              9         8,317          (7,448)          4,334
                                       ----------    -----------      --------      ----------      ----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES AND
     MINORITY INTEREST.................     5,031          3,500           131          (2,365)          6,297
Allocation of consolidated income taxes       687          1,226            40              --           1,953
Minority interest......................      (347)            --            --              --            (347)
                                       ----------    -----------      --------      ----------      ----------

NET INCOME.............................$   3,997     $     2,274      $     91      $   (2,365)     $    3,997
                                       =========     ===========      ========      ==========      ==========


                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   THREE MONTHS ENDED JUNE 30, 2000
                                                        (THOUSANDS OF DOLLARS)

                                          Parent                        Non-
                                          Company    Guarantor       Guarantor
                                           Only      Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                         --------    ------------    ------------  ------------    ------------

Net cash provided by (used in)
     operating activities...............$   (8,632)   $   1,174       $  2,242       $   7,230       $   2,014
                                        ----------    ---------       --------       ---------       ---------

Cash flows from investing activities:
     Capital expenditures...............      (186)      (1,107)       (10,911)             --         (12,204)
     Proceeds from asset dispositions...        --           --          2,024              --           2,024
     Investments........................        --           --         (1,200)             --          (1,200)
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by (used in)
     investing activities...............      (186)      (1,107)       (10,087)             --         (11,380)
                                        ----------    ---------       --------       ---------       ---------

Cash flows from financing activities:
     Proceeds from borrowings...........        --           --          7,230          (7,230)             --
     Repayment of debt..................        --           --         (6,937)             --          (6,937)
                                        ----------    ---------       --------       ---------       ---------
Net cash provided by (used in)
     financing activities...............        --           --            293          (7,230)         (6,937)
                                        ----------    ---------       --------       ---------       ---------

Effect of exchange rate changes in cash.        --           --           (799)             --            (799)
                                        ----------    ---------       --------       ---------       ---------

Net increase (decrease) in cash and
     cash equivalents...................    (8,818)          67         (8,351)             --         (17,102)

Cash and cash equivalents
     at beginning of period.............    14,537        2,323         21,075              --          37,935
                                        ----------    ---------       --------       ---------       ---------

Cash and cash equivalents
      at end of period..................$    5,719    $   2,390       $ 12,724       $      --       $  20,833
                                        ==========    =========       ========       =========       =========


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

RESULTS OF OPERATIONS

     A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                    --------------------
                                                       2001       2000
                                                    --------     -------

Operating revenue.................................. $123,284   $ 110,579
Gain on disposal of assets.........................      425         670
Operating expenses................................. (104,457)   (102,376)
                                                    --------   ---------

Operating income...................................   19,252       8,873

Equity in earnings from unconsolidated entities....      962       1,019
Interest income (expense), net.....................   (3,211)     (3,595)
                                                    --------   ---------

Income before provision for income taxes
   and minority interest...........................   17,003       6,297
Provision for income taxes.........................    5,270       1,953
Minority interest..................................     (362)       (347)
                                                    --------   ---------

Net income......................................... $ 11,371   $   3,997
                                                    ========   =========


     The following table sets forth certain operating information, which forms the basis for discussion of each of the Company's two identified segments, helicopter activities and production management and related services. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

                                           THREE MONTHS ENDED JUNE 30,
                                           --------------------------
                                              2001             2000
                                           -----------      ---------
                                      (IN THOUSANDS, EXCEPT FLIGHT HOURS)

Flight hours (excludes unconsolidated entities):
  Helicopter Activities:
    Air Log..............................      36,085          26,049
    Bristow..............................      12,534          13,355
    International........................      22,161          17,466
                                           ----------       ---------
      Total..............................      70,780          56,870
                                           ==========       =========

Operating revenues:
  Helicopter Activities:
     Air Log.............................  $   37,915       $  25,924
     Bristow.............................      39,765          42,774
     International.......................      37,118          32,326
     Less:  Intercompany.................      (2,591)           (496)
                                           ----------       ---------
      Total..............................     112,207         100,528
  Production management and related
      services...........................      12,044          11,022
  Corporate..............................       2,680           2,463
  Less:  Intercompany....................      (3,647)         (3,434)
                                           ----------       ---------
      Consolidated total.................  $  123,284       $ 110,579
                                           ==========       =========

Operating income, excluding gain or loss
     on disposal of assets:
  Helicopter Activities:
     Air Log.............................  $    7,708       $   2,871
     Bristow.............................       3,089          (1,241)
     International.......................       7,545           6,189
                                           ----------       ---------
      Total..............................      18,342           7,819
  Production management and related
      services...........................         813             666
  Corporate..............................        (328)           (282)
                                           ----------       ---------
      Consolidated total.................  $   18,827       $   8,203
                                           ==========       =========

Gross margin, excluding gain or loss on disposal of assets:
  Helicopter Activities:
     Air Log.............................       20.3%           11.1%
     Bristow.............................        7.8%           (2.9%)
     International.......................       20.3%           19.1%
      Total..............................       16.3%            7.8%
  Production management and related
      services...........................        6.8%            6.0%
      Consolidated total.................       15.3%            7.4%

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

     Operating revenues from helicopter activities increased by 11.6% during the three months ended June 30, 2001 over the prior year comparable quarter, with operating expenses increasing by only 1.2%. This led to an operating margin of 16.3% as compared to 7.8% in the similar quarter in the prior year. The improvement in margin was due to increased revenue from the resurgence of activity in the Gulf of Mexico and international markets coupled with rate increases in both the Gulf of Mexico and the North Sea.

Air Log
-------
     Air Log's flight hours and revenue increased during the current fiscal quarter by 38.5% and 46.3%, respectively, from the similar quarter in the prior year. The disparity in the increase in revenue in relation to flight hours was due to a shift in the mix of aircraft generating revenue. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 43% and 62%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft increased 43% and 44%, respectively. Air Log's operating margin of 20.3% for the three months ended June 30, 2001 compares to 11.1% in the similar quarter in the prior year and is reflective of the increase in flight activity and rate increases averaging 6% and 30%, which went into effect in January and June 2001, respectively. The June 2001 rate increase is expected to be phased-in over the next two quarters, and by January 1, 2002, all of Air Log's customers will be under the new rate structure.

     Subsequent to June 30, 2001, Air Log increased its wage rates for pilots, mechanics and other operational employees in response to increases in the market wages for these employee groups. As a result, salary costs are projected to increase, assuming current staffing levels remain unchanged, by $3.0 million on an annual basis effective July 2, 2001.

     Currently the drilling rig utilization in the Gulf of Mexico is at its lowest level since April 2000. While the Company has not experienced any reduction in flight hours on aircraft on contract to date, should the downward trend in drilling activity continues, Air Log could begin to experience a reduction in the demand for its services.

Bristow
-------
     Bristow's flight hours and revenue decreased by 6.1% and 7.0%, respectively, during the quarter from the similar period in the prior year. This decrease in flight revenue is the net result of an increase in North Sea flight revenue, offset by a decrease in flight revenue in Norway. The increase in North Sea revenue stems from a combination of increased oil industry activity and rate increases Bristow has achieved on customer contracts both mid-term, and upon renewal. Additionally, the tightening of the supply of helicopters in the North Sea has resulted in premium rates being charged for ad hoc flights, with little incremental costs associated with those flights.

     The decrease in revenue in Norway is due to an accounting change during the quarter ended June 30, 2001, whereby the results of Bristow's Norwegian joint venture will no longer be consolidated into the Company's financial statements. The venture will instead be treated as an unconsolidated entity and the investment accounted for under the cost method of accounting (See Note A in the "Notes to Consolidated Financial Statements"). If the Company had continued to consolidate the joint venture, Bristow's flight revenues would have increased by 6.2%, during the quarter as compared to the similar period in the prior year.

     Bristow's operating margin increased from (2.9)% in the quarter ended June 30, 2000 to 7.8% in the current quarter. This improvement in margin is due primarily to the activity and rate increases in the North Sea as discussed above.

     The prevailing market rate for qualified personnel in the North Sea is under pressure from labor unions and employee groups. Bristow will have to increase wages in order to retain qualified personnel. Management does not believe that salary adjustments made to reflect current market levels will place it at a competitive disadvantage.

International
-------------
     Internationally, flight hours and revenue increased during the current fiscal quarter by 26.9% and 14.8%, respectively, from the similar quarter in the prior year. An increase in activity was prevalent in Brazil, Colombia, Mexico and Nigeria. In Nigeria revenues were up 7.6% over the prior year quarter as drilling activities in Nigeria continued to improve. In Mexico revenues were up 27% over the prior year quarter primarily due to the $75 million three year contract awarded to the Company's 49% owned affiliate in Mexico to provide helicopter transportation services to the Federal Electric Commission of Mexico. Most of the aircraft needed to fulfill the contract requirements are being leased from Air Log. The contract phased-in over a two-month period, which began March 31, 2000. This contract generated lease revenue of approximately $3.0 million during the current quarter compared to $2.0 million in the prior year quarter.

      PRODUCTION MANAGEMENT AND RELATED SERVICES

     Operating revenues for GPM increased by 9.3% during the three months ended June 30, 2001, as compared to the similar period in the prior year. The increase in revenue is primarily due to new contracts. GPM's operating margin of 6.8% during the current quarter is comparable to the margin in the similar quarter in the prior year.

      CORPORATE AND OTHER

     Consolidated net interest expense declined slightly during the current quarter due to interest income of approximately $0.4 million on refunds of prior taxes received in the current year. The effective income tax rate was
approximately   31%  for  the  three  months  ended  June  30,  2001  and  2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $34.5 million as of June 30, 2001, a $20.2 million decrease from March 31, 2001. Working capital as of June 30, 2001 was $128.3 million, a $5.2 million decrease from March 31, 2001. Total debt was $221.0 million as of June 30, 2001.

     As of June 30, 2001, Bristow had a (pound)15 million ($21.1 million) revolving credit facility with a syndicate of United Kingdom banks that is currently on a month to month extension while management renegotiates the renewal terms and conditions of this facility. Bristow had no amounts drawn under this facility as of June 30, 2001, but did have (pound)1.4 million ($2.0 million) of outstanding guarantees of certain obligations, which reduced availability under the line. As of June 30, 2001, OLOG had a $20 million unsecured working capital line of credit with a bank that expires on September 30, 2001. Management plans to renew this line of credit upon expiration. No funds were drawn under this facility as of June 30, 2001. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

     During the quarter ended June 30, 2001, the Company received proceeds of $1.8 million primarily from the disposition of two aircraft and purchased three Bell 412s for $14.5 million, three Bell 407s for $4.0 million and three 206 L-4s for $2.7 million. Subsequent to June 30, 2001, the Company purchased one Bell 412 for $5.0 million and one Bell 407 for $1.3 million. These aircraft acquisitions were made with existing cash. The Company has purchase commitments on two additional Bell 407s and two additional Bell 412s. These aircraft purchases were made to fulfill customer contract requirements. During the quarter ended June 30, 2000, the Company received proceeds of $2.0 million from the sale of non-aviation assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective  April 1,  2001,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", that amends certain provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial statements.

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided that first quarter financial statements have not been previously issued. The Company did not elect to early adopt SFAS No. 142. Accordingly, goodwill amortization expense of $0.3 million was recorded during the quarter ended June 30, 2001 and similar quarterly amounts are expected for the remainder of the year.

     The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This report  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included herein other than statements of historical fact are forward-looking statements.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company's customers, currency fluctuations, international political conditions and the ability to manage operating expenses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). As of June 30, 2001, the Company has nine nominal forward exchange contracts for Euros totaling $20 million, with lives generally less than one year. The fair market value of these contracts at June 30, 2001 is not material. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K:

           There were no Form 8-K filings during the quarter ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OFFSHORE LOGISTICS, INC.


                                    BY:             /s/ H. Eddy Dupuis
                                               -------------------------------
                                                        H. Eddy Dupuis
                                        Vice President - Chief Financial Officer


                                    DATE:   August 14, 2001