Form 10-Q
period 2001-09-30
OFFSHORE LOGISTICS INC
filed 2001-11-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

|_| Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period _____ to _____

Commission File Number 0-5232

Offshore Logistics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-0679819 (IRS Employer Identification Number)
224 Rue de Jean P. O. Box 5C, Lafayette, Louisiana (Address of principal executive offices)	70505 (Zip Code)

Registrant's telephone number, including area code: (337) 233-1221

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|    No |_|

Indicate the number shares outstanding of each of the issuer's classes of Common Stock, as of November 1, 2001.

21,911,421 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                                              OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                                 Consolidated Statements of Income
                                           (thousands of dollars, except per share amounts)

                                                                         Three Months Ended                   Six Months Ended
                                                                            September 30,                       September 30,
                                                                       --------------------------        -------------------------
                                                                          2001            2000              2001             2000
                                                                       -----------    -----------        ---------       -----------
GROSS REVENUE
Operating revenue ..............................................       $ 131,502        $ 123,255        $ 254,786        $ 233,834
Gain (loss) on disposal of assets ..............................             735             (137)           1,160              533
                                                                       ---------        ---------        ---------        ---------
                                                                         132,237          123,118          255,946          234,367
OPERATING EXPENSES
Direct cost ....................................................          92,946           88,178          181,359          174,886
Depreciation and amortization ..................................           8,640            8,873           17,018           17,702
General and administrative .....................................           8,015            9,262           15,681           16,101
                                                                       ---------        ---------        ---------        ---------
                                                                         109,601          106,313          214,058          208,689
                                                                       ---------        ---------        ---------        ---------

OPERATING INCOME ...............................................          22,636           16,805           41,888           25,678

Equity in earnings from unconsolidated entities ................           1,676              880            2,638            1,899
Interest income ................................................             373              656            1,521            1,395
Interest expense ...............................................           4,080            4,646            8,348            9,096
Other income (expense), net ....................................            (752)              48             (843)             164
                                                                       ---------        ---------        ---------        ---------

INCOME BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY
   INTEREST ....................................................          19,853           13,743           36,856           20,040

Provision for income taxes .....................................           6,155            4,263           11,425            6,216
Minority interest ..............................................            (382)            (347)            (744)            (694)
                                                                       ---------        ---------        ---------        ---------

NET INCOME .....................................................       $  13,316        $   9,133        $  24,687        $  13,130
                                                                       =========        =========        =========        =========

Net income per common share:
Basic ..........................................................       $    0.61        $    0.43        $    1.13        $    0.62
                                                                       =========        =========        =========        =========
Diluted ........................................................       $    0.55        $    0.40        $    1.02        $    0.59
                                                                       =========        =========        =========        =========

                                               OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                                      Consolidated Balance Sheets
                                                        (thousands of dollars)

                                                                                                     September 30,        March 31,
                                                                                                          2001               2001
                                                                                                     --------------     ------------
ASSETS
------
Current Assets:
    Cash and cash equivalents...............................................................         $   39,148           $  54,794
    Accounts receivable ....................................................................            136,212             114,763
    Inventories ............................................................................             92,270              81,578
    Prepaid expenses and other .............................................................              4,613               6,900
                                                                                                      ---------           ---------
       Total current assets ................................................................            272,243             258,035

Investments in unconsolidated entities .....................................................             19,509              17,868
Property and equipment - at cost:
    Land and buildings .....................................................................             13,820              10,990
    Aircraft and equipment .................................................................            653,758             603,021
                                                                                                      ---------           ---------
                                                                                                        667,578             614,011
Less:  accumulated depreciation and amortization ...........................................           (183,796)           (167,321)
                                                                                                      ---------           ---------
                                                                                                        483,782             446,690
Other assets ...............................................................................             31,655              32,227
                                                                                                      ---------           ---------

                                                                                                      $ 807,189           $ 754,820
                                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
    Accounts payable........................................................................          $  36,793           $  32,401
    Accrued liabilities ....................................................................             72,400              63,796
    Deferred taxes .........................................................................              7,377              15,265
    Current maturities of long-term debt ...................................................             17,727              13,122
                                                                                                      ---------           ---------
       Total current liabilities ...........................................................            134,297             124,584

Long-term debt, less current maturities ....................................................            194,992             209,190
Other liabilities and deferred credits .....................................................             16,655              15,071
Deferred taxes .............................................................................            114,184              95,469
Minority interest ..........................................................................             13,156              11,959

Stockholders' Investment:
    Common Stock, $.01 par value, authorized 35,000,000 shares;
       outstanding 21,898,421 and 21,815,421 at September 30
       and March 31, respectively (exclusive of 1,281,050 treasury shares)..................                219                 218
    Additional paid-in capital .............................................................            128,962             127,554
    Retained earnings ......................................................................            236,605             211,918
    Accumulated other comprehensive income (loss) ..........................................            (31,881)            (41,143)
                                                                                                      ---------           ---------
                                                                                                        333,905             298,547
                                                                                                      ---------           ---------

                                                                                                      $ 807,189           $ 754,820
                                                                                                      =========           =========

                                               OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                        (thousands of dollars)

                                                                                                            Six Months Ended
                                                                                                              September 30,
                                                                                                      ----------------------------
                                                                                                        2001                  2000
                                                                                                     ------------      ------------
Cash flows from operating activities:
    Net income ...........................................................................            $ 24,687             $ 13,130
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization ........................................................              17,018               17,702
    Increase (decrease) in deferred taxes ................................................               8,753                2,142
    Gain on asset dispositions ...........................................................              (1,160)                (533)
    Equity in earnings from unconsolidated entities
       over (under) dividends received ...................................................                (787)                (630)
    Minority interest in earnings ........................................................                 744                  694
    (Increase) decrease in accounts receivable ...........................................             (18,063)             (24,043)
    (Increase) decrease in inventories ...................................................              (9,254)                (142)
    (Increase) decrease in prepaid expenses and other ....................................               3,736                1,959
    Increase (decrease) in accounts payable ..............................................               2,924                 (801)
    Increase (decrease) in accrued liabilities ...........................................               7,200                6,391
    Increase (decrease) in other liabilities and deferred credits ........................               1,166                  741
                                                                                                      --------             --------
Net cash provided by operating activities ................................................              36,964               16,610
                                                                                                      --------             --------

Cash flows from investing activities:
    Capital expenditures .................................................................             (46,756)             (15,729)
    Proceeds from asset dispositions .....................................................               3,054                1,971
    Investments ..........................................................................                (576)              (1,200)
                                                                                                      --------             --------
Net cash used in investing activities ....................................................             (44,278)             (14,958)
                                                                                                      --------             --------

Cash flows from financing activities:
    Proceeds from borrowings .............................................................                --                  1,507
    Repayment of debt ....................................................................              (9,788)             (12,287)
    Issuance of common stock .............................................................               1,065                  358
                                                                                                      --------             --------
Net cash used in financing activities ....................................................              (8,723)             (10,422)
                                                                                                      --------             --------

Effect of exchange rate changes in cash ..................................................                 391               (1,250)
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents .....................................             (15,646)             (10,020)
Cash and cash equivalents at beginning of period .........................................              54,794               37,935
                                                                                                      --------             --------

Cash and cash equivalents at end of period ...............................................            $ 39,148             $ 27,915
                                                                                                      ========             ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
    Interest .............................................................................            $  7,628             $  8,325
    Income taxes .........................................................................            $  2,693             $  2,132

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001

NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

      During April 2001, the Company completed operating and control revisions with its partners in a Norwegian joint venture. As a result, effective April 1, 2001, the Company will no longer consolidate the results of the Norwegian joint venture in its financial statements, and instead will treat the investment as an unconsolidated entity accounted for on the cost method of accounting. The cost method of accounting will be used, as the Company's ability to exercise significant influence over the operation of the joint venture has been diminished. The Company is not obligated under any agreement to provide continuing financial support. Had the Company continued to consolidate the financial position and net results of operations of the joint venture, the impact on working capital and long-term assets and liabilities at September 30, 2001 would not have been material; revenue would have increased by $7.3 million and $13.0 million for the three and six months ended September 30, 2001 and net income would have increased by $0.6 million, or $0.02 per diluted share, for the three months ended September 30, 2001 and $0.2 million or $0.01 per diluted share for the six months ended September 30, 2001.

NOTE B - Earnings per Share

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three months ended September 30, 2001 excluded 432,826 stock options at a weighted average exercise price of $20.45, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and six months ended September 30, 2000 excluded 319,500 stock options at a weighted average exercise price of $19.06, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                               September 30,                    September 30,
                                                                      ----------------------------      ----------------------------
                                                                           2001             2000           2001               2000
                                                                       -----------      ----------      -----------      -----------

Net income (thousands of dollars):
    Income available to common stockholders ....................      $    13,316      $     9,133      $    24,687      $    13,130
    Interest on convertible debt, net of taxes .................              941              941            1,882            1,882
                                                                      -----------      -----------      -----------      -----------
    Income available to common stockholders,
         plus assumed conversions ..............................      $    14,257      $    10,074      $    26,569      $    15,012
                                                                      ===========      ===========      ===========      ===========
Shares:
    Weighted average number of common
    shares outstanding .........................................       21,895,606       21,113,834       21,879,727       21,109,899
    Options ....................................................          171,704          247,569          232,849          178,418
    Convertible debt ...........................................        3,976,928        3,976,928        3,976,928        3,976,928
                                                                      -----------      -----------      -----------      -----------

Weighted average number of common
         shares outstanding, plus assumed conversions ..........       26,044,238       25,338,331       26,089,504       25,265,245
                                                                      ===========      ===========      ===========      ===========

Net income (loss) per share:
    Basic ......................................................      $      0.61      $      0.43      $      1.13      $      0.62
                                                                      ===========      ===========      ===========      ===========
    Diluted ....................................................      $      0.55      $      0.40      $      1.02      $      0.59
                                                                      ===========      ===========      ===========      ===========

NOTE C - Commitments and Contingencies

        On November 16, 1999, the Office and Professional Employees International Union (“OPEIU”) petitioned the National Mediation Board (“NMB”) to conduct an election among the mechanics and related personnel employed by Air Logistics, LLC and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting in favor of the Company. On January 17, 2001, the OPEIU notified the Company that it had begun organizing efforts with respect to the mechanics for a second time at Air Logistics, L.L.C. No election was called and there are no continuing activities to the best of the Company’s knowledge. With respect to the Alaska-based group, the NMB dismissed the matter on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers (“IUOE”). Negotiations with the IUOE are in progress. The Company does not believe that current organizing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

NOTE D – Comprehensive Income

         In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                                           Three Months Ended                Six Months Ended
                                                                               September 30,                    September 30,
                                                                       ------------------------           -------------------------
                                                                          2001           2000                 2001           2000
                                                                       ----------    ----------           ---------       ---------

Net Income ...................................................         $ 13,316         $  9,133          $ 24,687         $ 13,130
Other Comprehensive Income:
    Currency translation adjustment and other ................           11,060           (5,659)            9,262          (18,829)
                                                                       --------         --------          --------         --------
Comprehensive Income (Loss) ..................................         $ 24,376         $  3,474          $ 33,949         $ (5,699)
                                                                       ========         ========          ========         ========

NOTE E - Derivative Financial Instruments

        Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities”, that amends certain provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s financial statements.

        The Company periodically enters into spot and forward currency derivative financial instruments to reduce its exposure to fluctuations in foreign currency denominated assets and liabilities and contractual commitments. Forward currency contracts generally do not exceed one year. Any gains or losses on forward contracts are deferred if the transaction qualifies as a hedge. At September 30, 2001, the Company had six nominal forward contracts to hedge $16.1 million of its projected euro payments from October 2001 through March 2002 at an average rate of $0.86 per euro. The forward contracts were purchased to hedge against any possible foreign exchange exposure related to its commitment under a scheduled maintenance program. The fair market value of these contracts at September 30, 2001 is not material.

        On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided that first quarter financial statements have not been previously issued. The Company did not elect to early adopt SFAS No. 142. Accordingly, goodwill amortization expense of $0.3 million and $0.6 million was recorded during the three and six months ended September 30, 2001.

        The FASB also recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company’s financial position or results of operations.

        In August 2001, the FASB issued “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate any financial statement impact with the adoption of this statement.

NOTE F – Segment Information

        SFAS No. 131, “Disclosures about Segments of An Enterprise and Related Information”, requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: helicopter activities and production management and related services. The following shows reportable segment information for the three and six months ended September 30, 2001 and 2000, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

                                                                              September 30,                        September 30,
                                                                        -------------------------        --------------------------
                                                                          2001            2000              2001           2000
                                                                        ----------    -----------        ----------      ----------

Segment operating revenue from external customers:
     Helicopter activities .....................................       $ 119,803        $ 110,653        $ 230,930        $ 210,109
     Production management and related services ................          11,617           12,482           23,661           23,504
                                                                       ---------        ---------        ---------        ---------
         Total segment operating revenue .......................       $ 131,420        $ 123,135        $ 254,591        $ 233,613
                                                                       =========        =========        =========        =========
Intersegment operating revenue:
     Helicopter activities .....................................       $   1,160        $     592        $   2,240        $   1,664
     Production management and related services ................            --               --               --               --
                                                                       ---------        ---------        ---------        ---------
         Total intersegment operating revenue ..................       $   1,160        $     592        $   2,240        $   1,664
                                                                       =========        =========        =========        =========

Consolidated operating revenue reconciliation:
     Helicopter activities .....................................       $ 120,963        $ 111,245        $ 233,170        $ 211,773
     Production management and related services ................          11,617           12,482           23,661           23,504
     Corporate .................................................           2,770            2,887            5,450            5,350
     Intersegment eliminations .................................          (3,848)          (3,359)          (7,495)          (6,793)
                                                                       ---------        ---------        ---------        ---------
         Total consolidated operating revenue ..................       $ 131,502        $ 123,255        $ 254,786        $ 233,834
                                                                       =========        =========        =========        =========

Consolidated operating income reconciliation:
     Helicopter activities .....................................       $  21,396        $  17,435        $  39,738        $  25,254
     Production management and related services ................             754              663            1,567            1,329
                                                                       ---------        ---------        ---------        ---------
         Total segment operating income ........................          22,150           18,098           41,305           26,583
     Gain (loss) disposal of assets ............................             735             (137)           1,160              533
     Corporate .................................................            (249)          (1,156)            (577)          (1,438)
                                                                       ---------        ---------        ---------        ---------
         Total consolidated operating income ...................       $  22,636        $  16,805        $  41,888        $  25,678
                                                                       =========        =========        =========        =========

NOTE G - Supplemental Condensed Consolidating Financial Statements

        In connection with the sale of the Company’s $100 million 7 7/8% Senior Notes due 2008, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE G -Supplemental Condensed Consolidating Financial Statements-Continued

                                        Supplemental Condensed Consolidating Balance Sheet
                                                        September 30, 2001
                                                     (thousands of dollars)

                                                    Parent                      Non-
                                                   Company    Guarantor       Guarantor
                                                     Only    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                               ------------  ------------   ------------  ------------  ------------
ASSETS
------
  Current assets:
    Cash and cash equivalents...............    $   16,806     $   1,174     $  21,168     $    --       $  39,148
    Accounts receivable .....................        1,256        39,001       100,339        (4,384)      136,212
    Inventories .............................         --          49,688        42,582          --          92,270
    Prepaid expenses and other ..............          262         1,503         2,848          --           4,613
                                                 ---------     ---------     ---------     ---------     ---------
      Total current assets ..................       18,324        91,366       166,937        (4,384)      272,243

  Intercompany investment ...................      272,171          --            --        (272,171)         --
  Investments in unconsolidated entities ....         --            --          19,509          --          19,509
  Intercompany note receivables .............      283,336            67          --        (283,403)         --

  Property and equipment--at cost:
    Land and buildings ......................          135         5,855         7,830          --          13,820
    Aircraft and equipment ..................        5,278       209,701       438,889          (110)      653,758
                                                 ---------     ---------     ---------     ---------     ---------
                                                     5,413       215,556       446,719          (110)      667,578
  Less:  Accumulated depreciation
      and amortization ......................       (2,953)      (84,184)      (96,659)         --        (183,796)
                                                 ---------     ---------     ---------     ---------     ---------
                                                     2,460       131,372       350,060          (110)      483,782
  Other assets ..............................        9,975        14,596         6,974           110        31,655
                                                 ---------     ---------     ---------     ---------     ---------

                                                 $ 586,266     $ 237,401     $ 543,480     $(559,958)    $ 807,189
                                                 =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable........................     $     304     $   6,219     $  34,654     $  (4,384)    $  36,793
    Accrued liabilities .....................        6,841        17,519        48,040          --          72,400
    Deferred taxes ..........................        1,004           354        17,149       (11,130)        7,377
    Current maturities of long-term debt ....         --            --          17,727          --          17,727
                                                 ---------     ---------     ---------     ---------     ---------
      Total current liabilities .............        8,149        24,092       117,570       (15,514)      134,297

  Long-term debt, less current maturities ...      190,922          --           4,070          --         194,992
  Intercompany notes payable ................        5,069          --         278,334      (283,403)         --
  Other liabilities and deferred credits ....          272         2,864        13,519          --          16,655
  Deferred taxes ............................       17,648        42,405        43,001        11,130       114,184
  Minority interest .........................       13,156          --            --            --          13,156

  Stockholders' investment:
    Common stock ............................          219         4,062         5,893        (9,955)          219
    Additional paid in capital ..............      128,962        51,168         1,522       (52,690)      128,962
    Retained earnings .......................      236,716       112,810        77,477      (190,398)      236,605
    Accumulated other comprehensive
      income (loss) .........................      (14,847)         --           2,094       (19,128)      (31,881)
                                                 ---------     ---------     ---------     ---------     ---------
                                                   351,050       168,040        86,986      (272,171)      333,905
                                                 ---------     ---------     ---------     ---------     ---------
                                                 $ 586,266     $ 237,401     $ 543,480     $(559,958)    $ 807,189
                                                 =========     =========     =========     =========     =========

NOTE G -Supplemental Condensed Consolidating Financial Statements-Continued

                                       Supplemental Condensed Consolidating Statement of Income
                                                  Six Months Ended September 30, 2001
                                                        (thousands of dollars)

                                                               Parent                         Non-
                                                              Company        Guarantor     Guarantor
                                                                Only       Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                           ------------    ------------   ------------    ------------  ------------

GROSS REVENUE
Operating revenue....................................      $     227       $  99,402      $ 155,157       $    --         $ 254,786
Intercompany revenue ................................              2           4,403            668          (5,073)           --
Gain (loss) on disposal of assets ...................             (5)          1,125             40            --             1,160
                                                           ---------       ---------      ---------       ---------       ---------
                                                                 224         104,930        155,865          (5,073)        255,946
OPERATING EXPENSES
Direct cost .........................................              5          75,484        105,870            --           181,359
Intercompany expense ................................           --               668          4,405          (5,073)           --
Depreciation and amortization .......................            275           4,754         11,989            --            17,018
General and administrative ..........................          3,424           4,444          7,813            --            15,681
                                                           ---------       ---------      ---------       ---------       ---------
                                                               3,704          85,350        130,077          (5,073)        214,058
                                                           ---------       ---------      ---------       ---------       ---------

OPERATING INCOME (LOSS) .............................         (3,480)         19,580         25,788            --            41,888

Equity in earnings from unconsolidated
  entities ..........................................         21,468            --            2,638         (21,468)          2,638
Interest income .....................................         16,482             101            601         (15,663)          1,521
Interest expense ....................................          7,146            --           16,865         (15,663)          8,348
Other income (expense), net .........................           (119)              2           (726)           --              (843)
                                                           ---------       ---------      ---------       ---------       ---------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  MINORITY INTEREST .................................         27,205          19,683         11,436         (21,468)         36,856
Allocation of consolidated income taxes .............          1,774           6,102          3,549            --            11,425
Minority interest ...................................           (744)           --             --              --              (744)
                                                           ---------       ---------      ---------       ---------       ---------

NET INCOME...........................................      $  24,687       $  13,581      $   7,887       $ (21,468)      $  24,687
                                                           =========       =========      =========       =========       =========

NOTE G -Supplemental Condensed Consolidating Financial Statements-Continued

                                     Supplemental Condensed Consolidating Statement of Cash Flows
                                                  Six Months Ended September 30, 2001
                                                        (thousands of dollars)

                                                                 Parent                          Non-
                                                                Company         Guarantor     Guarantor
                                                                 Only         Subsidiaries   Subsidiaries  Eliminations Consolidated
                                                              ------------    ------------   ------------  ------------ ------------

Net cash provided by (used in)
  operating activities...................................      $ (7,435)      $ 40,119       $ 16,068       $(11,788)      $ 36,964
                                                               --------       --------       --------       --------       --------

Cash flows from investing activities:
  Capital expenditures ..................................           (27)       (41,435)        (5,294)          --          (46,756)
  Proceeds from asset dispositions ......................          --            2,930            124           --            3,054
  Investments in subsidiaries ...........................         3,570         (3,570)          (576)          --             (576)
                                                               --------       --------       --------       --------       --------
Net cash provided by (used in)
  investing activities ..................................         3,543        (42,075)        (5,746)          --          (44,278)
                                                               --------       --------       --------       --------       --------

Cash flows from financing activities:
  Repayment of debt .....................................          --             --          (21,576)        11,788         (9,788)
  Issuance of common stock ..............................         1,065           --             --             --            1,065
                                                               --------       --------       --------       --------       --------
Net cash provided by (used in) financing
  activities ............................................         1,065           --          (21,576)        11,788         (8,723)
                                                               --------       --------       --------       --------       --------

Effect of exchange rate changes in cash .................          --             --              391           --              391
                                                               --------       --------       --------       --------       --------

Net increase (decrease) in cash and
  cash equivalents ......................................        (2,827)        (1,956)       (10,863)          --          (15,646)

Cash and cash equivalents
  at beginning of period ................................        19,633          3,130         32,031           --           54,794
                                                               --------       --------       --------       --------       --------

Cash and cash equivalents
   at end of period......................................      $ 16,806       $  1,174       $ 21,168       $   --         $ 39,148
                                                               ========       ========       ========       ========       ========

NOTE G -Supplemental Condensed Consolidating Financial Statements-Continued

                                          Supplemental Condensed Consolidating Balance Sheet
                                                            March 31, 2001
                                                        (thousands of dollars)

                                                           Parent                           Non-
                                                          Company         Guarantor       Guarantor
                                                            Only         Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                        -----------      -------------   ------------   ------------    ------------
ASSETS
------
  Current assets:
    Cash and cash equivalents ......................      $  19,633       $   3,130       $  32,031       $    --         $  54,794
    Accounts receivable ............................            617          35,055          82,970          (3,879)        114,763
    Inventories ....................................           --            45,376          36,202            --            81,578
    Prepaid expenses and other .....................            112             552           6,236            --             6,900
                                                          ---------       ---------       ---------       ---------       ---------
      Total current assets .........................         20,362          84,113         157,439          (3,879)        258,035

  Intercompany investment ..........................        233,073            --              --          (233,073)           --
  Investments in unconsolidated entities ...........           --              --            17,868            --            17,868
  Intercompany note receivables ....................        282,268            --              --          (282,268)           --

  Property and equipment--at cost:
    Land and buildings .............................            135           3,538           7,317            --            10,990
    Aircraft and equipment .........................          5,218         174,708         423,205            (110)        603,021
                                                          ---------       ---------       ---------       ---------       ---------
                                                              5,353         178,246         430,522            (110)        614,011
  Less:  accumulated depreciation
      and amortization .............................         (2,690)        (82,373)        (82,258)           --          (167,321)
                                                          ---------       ---------       ---------       ---------       ---------
                                                              2,663          95,873         348,264            (110)        446,690
  Other assets .....................................         10,063          15,443           6,611             110          32,227
                                                          ---------       ---------       ---------       ---------       ---------

                                                          $ 548,429       $ 195,429       $ 530,182       $(519,220)      $ 754,820
                                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable ...............................      $     274       $   5,554       $  30,452       $  (3,879)      $  32,401
    Accrued liabilities ............................          6,860          16,475          40,749            (288)         63,796
    Deferred taxes .................................          1,004            --            14,261            --            15,265
    Current maturities of long-term debt ...........           --              --            13,122            --            13,122
                                                          ---------       ---------       ---------       ---------       ---------
     Total current liabilities .....................          8,138          22,029          98,584          (4,167)        124,584

  Long-term debt, less current maturities ..........        190,922            --            18,268            --           209,190
  Intercompany notes payable .......................          5,069           9,452         267,459        (281,980)           --
  Other liabilities and deferred credits ...........            275           2,841          11,955            --            15,071
  Deferred taxes ...................................         12,637          37,963          44,869            --            95,469
  Minority interest ................................         11,959            --              --              --            11,959

  Stockholders' investment:
    Common stock ...................................            218           4,062              43          (4,105)            218
    Additional paid in capital .....................        127,554          53,168          10,507         (63,675)        127,554
    Retained earnings ..............................        212,029          65,914          75,075        (141,100)        211,918
    Accumulated other comprehensive
      income (loss) ................................        (20,372)           --             3,422         (24,193)        (41,143)
                                                          ---------       ---------       ---------       ---------       ---------
                                                            319,429         123,144          89,047        (233,073)        298,547
                                                          ---------       ---------       ---------       ---------       ---------
                                                          $ 548,429       $ 195,429       $ 530,182       $(519,220)      $ 754,820
                                                          =========       =========       =========       =========       =========

NOTE G -Supplemental Condensed Consolidating Financial Statements-Continued

                                       Supplemental Condensed Consolidating Statement of Income
                                                  Six Months Ended September 30, 2000
                                                        (thousands of dollars)

                                                             Parent                          Non-
                                                            Company       Guarantor       Guarantor
                                                              Only        Subsidiaries   Subsidiaries     Eliminations  Consolidated
                                                         ------------    -------------   ------------     ------------  ------------

GROSS REVENUE
Operating revenue ..................................      $     221       $  78,578       $ 155,035       $    --         $ 233,834
Intercompany revenue ...............................           --             6,645             145          (6,790)           --
Gain (loss) on disposal of assets ..................            (79)            (34)            646            --               533
                                                          ---------       ---------       ---------       ---------       ---------
                                                                142          85,189         155,826          (6,790)        234,367
OPERATING EXPENSES
Direct cost ........................................              5          65,171         109,710            --           174,886
Intercompany expense ...............................           --               145           6,645          (6,790)           --
Depreciation and amortization ......................            205           5,043          12,454            --            17,702
General and administrative .........................          4,304           4,091           7,706            --            16,101
                                                          ---------       ---------       ---------       ---------       ---------
                                                              4,514          74,450         136,515          (6,790)        208,689
                                                          ---------       ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS) ............................         (4,372)         10,739          19,311            --            25,678

Equity in earnings from unconsolidated
  entities .........................................          9,903            --             1,899          (9,903)          1,899
Interest income ....................................         16,515              99           1,158         (16,377)          1,395
Interest expense ...................................          7,146               9          18,318         (16,377)          9,096
Other income (expense), net ........................            164            --              --              --               164
                                                          ---------       ---------       ---------       ---------       ---------

INCOME BEFORE PROVISION
   FOR INCOME TAXES AND
   MINORITY INTEREST ...............................         15,064          10,829           4,050          (9,903)         20,040
Allocation of consolidated income taxes ............          1,240           3,717           1,259            --             6,216
Minority interest ..................................           (694)           --              --              --              (694)
                                                          ---------       ---------       ---------       ---------       ---------

NET INCOME .........................................      $  13,130       $   7,112       $   2,791       $  (9,903)      $  13,130
                                                          =========       =========       =========       =========       =========

NOTE G -Supplemental Condensed Consolidating Financial Statements-Continued

                                     Supplemental Condensed Consolidating Statement of Cash Flows
                                                  Six Months Ended September 30, 2000
                                                        (thousands of dollars)

                                                            Parent                          Non-
                                                           Company         Guarantor      Guarantor
                                                            Only          Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                          -----------     ------------   ------------    ------------   ------------

Net cash provided by (used in)
  operating activities .............................       $ (2,870)       $  1,817        $ 18,882        $ (1,219)       $ 16,610
                                                           --------        --------        --------        --------        --------

Cash flows from investing activities:
  Capital expenditures .............................           (429)         (2,367)        (12,933)           --           (15,729)
  Proceeds from asset dispositions .................           --                12           1,959            --             1,971
  Investments in subsidiaries ......................           --              --            (1,200)           --            (1,200)
                                                           --------        --------        --------        --------        --------
Net cash provided by (used in)
  investing activities .............................           (429)         (2,355)        (12,174)           --           (14,958)
                                                           --------        --------        --------        --------        --------

Cash flows from financing activities:
  Proceeds from borrowings .........................           --              --             8,737          (7,230)          1,507
  Repayment of debt ................................           --              --           (21,265)          8,978         (12,287)
  Issuance of common stock .........................            358            --              --              --               358
                                                           --------        --------        --------        --------        --------
Net cash provided by (used in) financing
  activities .......................................            358            --           (12,528)          1,748         (10,422)
                                                           --------        --------        --------        --------        --------

Effect of exchange rate changes in cash ............           --              --            (1,250)           --            (1,250)
                                                           --------        --------        --------        --------        --------

Net increase (decrease) in cash and
  cash equivalents .................................         (2,941)           (538)         (7,070)            529         (10,020)

Cash and cash equivalents
  at beginning of period ...........................         14,537           2,323          21,075            --            37,935
                                                           --------        --------        --------        --------        --------

Cash and cash equivalents
   at end of period ................................       $ 11,596        $  1,785        $ 14,005        $    529        $ 27,915
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

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                                           Three Months Ended                   Six Months Ended
                                                                               September 30,                     September 30,
                                                                       -------------------------         ---------------------------
                                                                           2001            2000             2001             2000
                                                                       -----------   -----------         -----------      ----------

Operating revenue ..............................................       $ 131,502        $ 123,255        $ 254,786        $ 233,834
Gain (loss) on disposal of assets ..............................             735             (137)           1,160              533
Operating expenses .............................................        (109,601)        (106,313)        (214,058)        (208,689)
                                                                       ---------        ---------        ---------        ---------

Operating income ...............................................          22,636           16,805           41,888           25,678

Equity in earnings from unconsolidated entities ................           1,676              880            2,638            1,899
Interest income (expense), net .................................          (3,707)          (3,990)          (6,827)          (7,701)
Other income (expense), net ....................................            (752)              48             (843)             164
                                                                       ---------        ---------        ---------        ---------

Income before provision for income taxes
    minority interest ..........................................          19,853           13,743           36,856           20,040
Provision for income taxes .....................................           6,155            4,263           11,425            6,216
Minority interest ..............................................            (382)            (347)            (744)            (694)
                                                                       ---------        ---------        ---------        ---------

Net income .....................................................       $  13,316        $   9,133        $  24,687        $  13,130
                                                                       =========        =========        =========        =========

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

                                                                         Three Months Ended                    Six Months Ended
                                                                           September 30,                        September 30,
                                                                   ---------------------------         ---------------------------
                                                                       2001            2000               2001             2000
                                                                   ------------      ---------         ------------   ------------
                                                                                (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log ..............................................          36,051            30,719            72,136            56,768
      Bristow ..............................................          12,900            13,936            25,434            27,291
      International ........................................          21,442            20,418            43,603            37,884
                                                                   ---------         ---------         ---------         ---------
         Total .............................................          70,393            65,073           141,173           121,943
                                                                   =========         =========         =========         =========

Operating revenues:
   Helicopter Activities:
       Air Log .............................................       $  42,530         $  32,050         $  80,445         $  57,974
       Bristow .............................................          44,394            46,918            84,159            89,692
       International .......................................          36,217            34,412            73,335            66,738
       Less:  Intercompany .................................          (2,178)           (2,135)           (4,769)           (2,631)
                                                                   ---------         ---------         ---------         ---------
         Total .............................................         120,963           111,245           233,170           211,773
   Production management and related services ..............          11,617            12,482            23,661            23,504
   Corporate ...............................................           2,770             2,887             5,450             5,350
   Less:  Intersegment .....................................          (3,848)           (3,359)           (7,495)           (6,793)
                                                                   ---------         ---------         ---------         ---------
         Consolidated total ................................       $ 131,502         $ 123,255         $ 254,786         $ 233,834
                                                                   =========         =========         =========         =========

Operating income, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log .............................................       $   9,232         $   6,640         $  16,940         $   9,511
       Bristow .............................................           6,185             4,142             9,274             2,901
       International .......................................           5,979             6,653            13,524            12,842
                                                                   ---------         ---------         ---------         ---------
         Total .............................................          21,396            17,435            39,738            25,254
   Production management and related services ..............             754               663             1,567             1,329
   Corporate ...............................................            (249)           (1,156)             (577)           (1,438)
                                                                   ---------         ---------         ---------         ---------
         Consolidated total ................................       $  21,901         $  16,942         $  40,728         $  25,145
                                                                   =========         =========         =========         =========

Gross margin, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log .............................................            21.7%             20.7%             21.1%             16.4%
       Bristow .............................................            13.9%              8.8%             11.0%              3.2%
       International .......................................            16.5%             19.3%             18.4%             19.2%
         Total .............................................            17.7%             15.7%             17.0%             11.9%
   Production management and related services ..............             6.5%              5.3%              6.6%              5.7%
         Consolidated total ................................            16.7%             13.7%             16.0%             10.8%

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

         Operating revenues from helicopter activities increased by 8.7% and 10.1% during the three and six months ended September 30, 2001, respectively, over the prior year comparable periods, with operating expenses increasing 6.1% and 3.7%, respectively. The improvement in revenues was due to the resurgence of activity in the Gulf of Mexico coupled with rate increases in both the Gulf of Mexico and the North Sea.

        Air Log - Air Log's flight activity for the three and six-month periods ended September 30, 2001 is above the similar prior year levels by 17.4% and 27.1%, respectively. Revenues for the same periods were up 32.7% and 38.8%, respectively. The disproportionate increase in revenue in relation to flight hours was due to rate increases averaging 6% and 30%, which went into effect in January and June 2001, respectively. The June 2001 rate increase is being phased-in and by January 1, 2002, all of Air Log's customers will be under the new rate structure. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 1.1% and 34.3%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft increased 24.3% and 36.6%, respectively. For the six month period flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 19.5% and 46.2%, respectively, over the prior year, while smaller, production related aircraft increased 33.1% and 40.2%, respectively. The increase in the small aircraft fleet is a result of managements focus on production related contract opportunities. Air Log's operating margin of 21.7% and 21.1% for the three and six months ended September 30, 2001 has improved over the comparable prior year periods, which had margins of 20.7% and 16.4%, respectively, as a result of the flight hour and rate increases discussed above.

         Effective July 2, 2001, Air Log increased its wages for pilots, mechanics and other operational employees in response to increases in the market wages for these employee groups. As a result, salary costs are projected to increase, assuming current staffing levels remain unchanged, by $3.0 million on an annual basis.

         During September 2001, Air Log's fleet was grounded for three days as a result of the FAA's closure of all of the United States airspace. This grounding occurred on the three peak flying days of the week and management estimates that Air Log lost approximately 1,000 hours of flight time as a result.

         Currently the drilling rig utilization in the Gulf of Mexico is at its lowest level in recent history. While the Company has not experienced any reduction in flight hours and only minor reductions in aircraft on contract to date, should the downward trend in drilling activity continue, Air Log could begin to experience a reduction in the demand for its services.

        Bristow - Bristow's revenue for the three and six-month periods ended September 30, 2001 decreased by 5.4% and 6.2%, respectively, from the similar periods in the prior year. Bristow's flight hours for the three and six-month periods ended September 30, 2001 decreased by 7.4% and 6.8%, respectively, from the similar periods in the prior year. This decrease in flight revenue is the net result of an increase in North Sea flight revenue, offset by a decrease in flight revenue in Norway. The increase in North Sea revenue stems from a combination of increased oil industry activity and rate increases Bristow has achieved on customer contracts both mid-term, and upon renewal. Additionally, the tightening of the supply of helicopters in the North Sea has resulted in premium rates being charged for ad hoc flights, with little incremental costs associated with those flights.

         The decrease in revenue in Norway is due to an accounting change during the quarter ended June 30, 2001, whereby the results of Bristow's Norwegian joint venture will no longer be consolidated into the Company's financial statements. The venture will instead be treated as an unconsolidated entity and the investment accounted for under the cost method of accounting (See Note A in the "Notes to Consolidated Financial Statements"). If the Company had continued to consolidate the joint venture, Bristow's flight revenues would have increased by 10.2% and 8.3% during the three and six months ended September 30, 2001 as compared to the similar periods in the prior year.

         Bristow's operating margin increased from 8.8% in the quarter ended September 30, 2000 to 13.9% in the current quarter and from 3.2% for the six months ended September 30, 2000 to 11.0% for the six months ended September 30, 2001. This improvement in margin is due primarily to the activity and rate increases in the North Sea as discussed above.

         The prevailing market rate for qualified personnel in the North Sea is under pressure from labor unions and employee groups. Bristow has yet to conclude negotiations with the two unions representing its North Sea workforce. The negotiations which cover the period from July 2001 through June 2002 are likely to result in an additional $2.3 million in salary costs over the remainder of the fiscal year, or $4.7 million on an annual basis. Management does not believe that salary adjustments made to reflect current market levels would place it at a competitive disadvantage.

        International - Internationally, flight hours increased during the three and six months ended September 30, 2001 by 5.0% and 15.1%, respectively, from the similar periods in the prior year. Revenues also increased accordingly during the three and six months ended September 30, 2001 by 5.2% and 9.8%, respectively, from the similar periods in the prior year. An increase in activity was prevalent in Brazil, Mexico and Nigeria. In Nigeria, revenues were up 15.7% and 6.1% over the prior year three and six-month periods as drilling activities in Nigeria continued to improve. In Mexico revenues were up 9.4% over the six month period ended September 30, 2000 primarily due to the $75 million three year contract with the Federal Electric Commission of Mexico being phased-in over a two month period, which began March 31, 2000. This contract generated lease revenue of approximately $5.9 million during the six months ended September 30, 2001 compared to $5.0 million in the similar period in the prior year.

Production Management and Related Services

         Operating revenues for GPM decreased by 6.9% and increased by 1% during the three and six-month periods ended September 30, 2001, as compared to the similar periods in the prior year. The decrease in revenue is primarily due to the loss of a contract with a major customer in May 2001, which generated approximately $0.8 million in revenues on average per quarter. GPM's operating margin was only slightly higher at 6.6% in the current year compared to the prior year period.

Corporate and Other

         Consolidated net interest expense declined during the current year as interest income, of approximately $0.4 million, was received in the first quarter of the current year from refunds of prior taxes. The current quarter was lower than the prior year due to lower debt balances in the current year. The effective income tax rate was approximately 31% for the six months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

         Cash and cash equivalents were $39.1 million as of September 30, 2001, a $15.6 million decrease from March 31, 2001. Working capital as of September 30, 2001 was $138.0 million, a $4.5 million increase from March 31, 2001. Total debt was $212.7 million as of September 30, 2001.

         As of September 30, 2001, Bristow had a £15 million ($22.0 million) revolving credit facility with a syndicate of United Kingdom banks that matures on December 31, 2002. As of September 30, 2001, Bristow had £1.4 million ($2.1 million) of letters of credit utilized, however no other funds were drawn under this credit facility. As of September 30, 2001, the Company had a $20 million unsecured working capital line of credit with a bank that expires on November 30, 2001. No funds were drawn under this facility as of September 30, 2001. Management is in the process of restructuring the Bristow facility to lower the commitment to approximately £10 million and renewing the Company's current $20 million line of credit with a $30 million commitment. The changes to both of these facilities are expected to be finalized by November 30, 2001. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet its needs for the foreseeable future.

         During the six months ended September 30, 2001, the Company received proceeds of $3.1 million from four separate disposals of aircraft and purchased six Bell 407's for $8.1 million, five Bell 412's for $25.3 million, three 206 L-4's for $2.7 million and placed a deposit on an AS 332 L2 Super Puma of $3.8 million. Subsequent to September 30, 2001, the Company purchased one Bell 206 L-4 for $0.9 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements. The Company has a commitment to acquire ten new EC 120 helicopters for $10.0 million with delivery during the current fiscal year and a commitment to make the remaining payment of approximately $6.1 million on the AS 332 L2 Super Puma at scheduled intervals before its delivery from the manufacturer in the second or third quarter of fiscal 2003.

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

Recent Accounting Pronouncements

        Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities”, that amends certain provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s financial statements.

        On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided that first quarter financial statements have not been previously issued. The Company did not elect to early adopt SFAS No. 142. Accordingly, goodwill amortization expense of $0.3 million and $0.6 million was recorded during the three and six months ended September 30, 2001.

        The FASB also recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement, which is first effective in 2003, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company’s business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company’s financial position or results of operations.

        In August 2001, the FASB issued “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate any financial statement impact with the adoption of this statement.

Forward Looking Statements

        This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein other than statements of historical fact are forward-looking statements.

        Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) may include, but are not limited to, demand for Company services, the effects of the September 11, 2001 terrorist attacks, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company’s customers, currency fluctuations, international political conditions and the ability to manage operating expenses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow’s revenues and expenses are denominated in British Pounds Sterling (“pound”). As of September 30, 2001, the Company has six nominal forward exchange contracts to hedge $16.1 million of its projected euro payments from October 2001 through March 2002 at an average rate of $ 0.86 per euro. The fair market value of these contracts at September 30, 2001 is not material. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

(a)           The annual meeting of stockholders was held on September 17, 2001.

(c)           Matters voted on at the meeting included:

               1.    For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld
Peter N. Buckley	17,360,951	280,436
Jonathan H. Cartwright	17,363,366	278,021
Louis F. Crane*	17,404,815	236,572
David M. Johnson	17,509,230	132,157
Kenneth M. Jones	17,509,208	132,179
George M. Small	17,409,730	231,657
Robert W. Waldrup	17,509,165	132,222
Howard Wolf	17,503,215	138,172

               * Effective October 19, 2001, Mr. Crane resigned from his position as a Director and Chairman of the Board of the Company.

               2.    Approval of proposal to amend the Offshore Logistics, Inc. Nonqualified Stock Option Plan for Nonemployee Directors. The results were as follows:

For	Against	Abstain
16,577,400	1,042,238	21,749

Item 6. Exhibits and Reports on Form 8-K

(a)           Reports on Form 8-K:

               There were no Form 8-K filings during the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.
BY: /s/ George M. Small GEORGE M. SMALL President and Chief Operating Officer
DATE: November 14, 2001

BY: /s/ H. Eddy Dupuis H. EDDY DUPUIS Vice President and Chief Financial Officer
DATE: November 14, 2001