Form 10-Q
period 2001-12-31
OFFSHORE LOGISTICS INC
filed 2002-02-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 1, 2002:

     22,279,921 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                                              OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                                  Consolidated Statements of Income
                                          (thousands of dollars, except per share amounts)

                                                                Three Months Ended              Nine Months Ended
                                                                   December 31,                   December 31,
                                                            --------------------------    ---------------------------

                                                                2001           2000            2001           2000
                                                            -----------    -----------    -----------     -----------
GROSS REVENUE
Operating revenue.........................................  $   126,891    $   122,101    $   381,677     $   355,935
Gain (loss) on disposal of assets.........................        1,228             15          2,388             548
                                                            -----------    -----------    -----------     -----------
                                                                128,119        122,116        384,065         356,483
OPERATING EXPENSES
Direct cost...............................................       95,147         91,801        276,506         266,687
Depreciation and amortization.............................        8,875          8,445         25,893          26,147
General and administrative................................        7,407          7,296         23,088          23,397
                                                            -----------    -----------    -----------     -----------
                                                                111,429        107,542        325,487         316,231
                                                            -----------    -----------    -----------     -----------

OPERATING INCOME..........................................       16,690         14,574         58,578          40,252

Equity in earnings from unconsolidated entities...........        2,341          2,122          4,979           4,021
Interest income...........................................          312          1,030          1,833           2,425
Interest expense..........................................        3,910          4,720         12,258          13,816
Other income (expense), net...............................          552            (36)          (291)            128
                                                            -----------    -----------    -----------     -----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES AND MINORITY INTEREST............................       15,985         12,970         52,841          33,010

Provision for income taxes................................        4,796          4,015         16,221          10,231
Minority interest.........................................         (394)          (352)        (1,138)         (1,046)
                                                            -----------    -----------    -----------     -----------

NET INCOME................................................  $    10,795    $     8,603    $    35,482     $    21,733
                                                            ===========    ===========    ===========     ===========

Net income per common share:
Basic.....................................................  $     0.49     $      0.41    $      1.62     $      1.03
                                                            ==========     ===========    ===========     ===========
Diluted...................................................  $     0.45     $      0.37    $      1.47     $      0.97
                                                            ==========     ===========    ===========     ===========

                                              OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets
                                                       (thousands of dollars)

                                                                                                     December 31,          March 31,
                                                                                                        2001                 2001
                                                                                                     ------------        -----------
ASSETS
------
Current Assets:
    Cash and cash equivalents ............................................................           $     43,919         $  54,794
    Accounts receivable ..................................................................                136,998           114,763
    Inventories ..........................................................................                 97,154            81,578
    Prepaid expenses and other ...........................................................                  5,732             6,900
                                                                                                     ------------         ----------
       Total current assets ..............................................................                283,803           258,035

Investments in unconsolidated entities ...................................................                 20,629            17,868
Property and equipment - at cost:
    Land and buildings ...................................................................                 13,895            10,990
    Aircraft and equipment ...............................................................                659,785           603,021
                                                                                                     ------------         ----------
                                                                                                          673,680           614,011
Less:  accumulated depreciation and amortization .........................................               (190,352)         (167,321)
                                                                                                     ------------         ----------
                                                                                                          483,328           446,690
Other assets .............................................................................                 36,710            32,227
                                                                                                     ------------         ----------

                                                                                                     $    824,470         $ 754,820
                                                                                                     ============         ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
    Accounts payable .....................................................................           $     37,741         $  32,401
    Accrued liabilities ..................................................................                 71,296            63,796
    Deferred taxes .......................................................................                  7,396            15,265
    Current maturities of long-term debt .................................................                 21,485            13,122
                                                                                                     ------------         ----------
       Total current liabilities .........................................................                137,918           124,584

Long-term debt, less current maturities ..................................................                191,785           209,190
Other liabilities and deferred credits ...................................................                 16,018            15,071
Deferred taxes ...........................................................................                116,942            95,469
Minority interest ........................................................................                 13,414            11,959

Stockholders' Investment:
    Common Stock, $.01 par value, authorized 35,000,000 shares;
       outstanding 22,279,421 and 21,815,421 at December 31 and
       March 31, respectively (exclusive of 1,281,050 treasury shares) ...................                    223               218
    Additional paid-in capital ...........................................................                135,591           127,554
    Retained earnings ....................................................................                247,400           211,918
    Accumulated other comprehensive income (loss) ........................................                (34,821)          (41,143)
                                                                                                     ------------         ----------
                                                                                                          348,393           298,547
                                                                                                     ------------         ----------

                                                                                                     $    824,470         $ 754,820
                                                                                                     ============         ==========

                                              OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                       (thousands of dollars)

                                                                                                          Nine Months Ended
                                                                                                             December 31,
                                                                                                     ------------------------------
                                                                                                        2001                 2000
                                                                                                     ---------             --------
Cash flows from operating activities:
    Net income ...........................................................................            $ 35,482             $ 21,733
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization ........................................................              25,893               26,147
    Increase (decrease) in deferred taxes ................................................              12,256                5,296
    Gain on asset dispositions ...........................................................              (2,388)                (548)
    Equity in earnings from unconsolidated entities
       over (under) dividends received ...................................................              (2,028)              (1,339)
    Minority interest in earnings ........................................................               1,138                1,046
    (Increase) decrease in accounts receivable ...........................................             (23,051)             (18,530)
    (Increase) decrease in inventories ...................................................             (12,150)              (1,477)
    (Increase) decrease in prepaid expenses and other ....................................               2,938                   50
    Increase (decrease) in accounts payable ..............................................               3,836               (1,521)
    Increase (decrease) in accrued liabilities ...........................................               6,117               11,719
    Increase (decrease) in other liabilities and deferred credits ........................                 656                  350
                                                                                                      --------             --------
Net cash provided by operating activities ................................................              48,699               42,926
                                                                                                      --------             --------

Cash flows from investing activities:
    Capital expenditures .................................................................             (61,032)             (31,528)
    Proceeds from asset dispositions .....................................................               8,958                2,012
    Acquisitions, net of cash received ...................................................                 554                 --
    Investments ..........................................................................                (576)              (1,200)
                                                                                                      --------             --------
Net cash used in investing activities ....................................................             (52,096)             (30,716)
                                                                                                      --------             --------

Cash flows from financing activities:
    Proceeds from borrowings .............................................................               1,513                2,604
    Repayment of debt ....................................................................             (10,489)             (13,185)
    Issuance of common stock .............................................................               1,263                3,597
                                                                                                      --------             --------
Net cash used in financing activities ....................................................              (7,713)              (6,984)
                                                                                                      --------             --------

Effect of exchange rate changes in cash ..................................................                 235                 (939)
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents .....................................             (10,875)               4,287
Cash and cash equivalents at beginning of period .........................................              54,794               37,935
                                                                                                      --------             --------

Cash and cash equivalents at end of period ...............................................            $ 43,919             $ 42,222
                                                                                                      ========             ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
    Interest .............................................................................            $ 10,496             $ 12,227
    Income taxes .........................................................................            $  3,981             $  2,977

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001

NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

      During April 2001, the Company completed operating and control revisions with its partners in a Norwegian joint venture. As a result, effective April 1, 2001, the Company will no longer consolidate the results of the Norwegian joint venture in its financial statements, and instead will treat the investment as an unconsolidated entity accounted for on the cost method of accounting. The cost method of accounting will be used, as the Company's ability to exercise significant influence over the operation of the joint venture has been diminished. The Company is not obligated under any agreement to provide continuing financial support. Had the Company continued to consolidate the financial position and net results of operations of the joint venture, the impact on working capital and long-term assets and liabilities at December 31, 2001 would not have been material; revenue would have increased by $7.5 million and $20.5 million for the three and nine months ended December 31, 2001 and net income would have increased by $0.3 million, or $0.01 per diluted share, for the three months ended December 31, 2001 and $0.5 million or $0.02 per diluted share for the nine months ended December 31, 2001.

NOTE B - Earnings per Share

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and nine months ended December 31, 2001 excluded 443,000 and 203,495 stock options, respectively, at a weighted average exercise price of $20.42 and $21.34, respectively, which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for the three and nine months ended December 31, 2000 excluded 311,065 and 311,355 stock options, respectively, at a weighted average exercise price of $19.15, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                                            Three Months Ended               Nine Months Ended
                                                                                December 31,                    December 31,
                                                                      ----------------------------      ----------------------------
                                                                           2001            2000             2001             2000
                                                                      -----------      -----------      -----------      -----------

Net income (thousands of dollars):
    Income available to common stockholders ....................      $    10,795      $     8,603      $    35,482      $    21,733
    Interest on convertible debt, net of taxes .................              941              941            2,823            2,823
                                                                      -----------      -----------      -----------      -----------
    Income available to common stockholders,
         plus assumed conversions ..............................      $    11,736      $     9,544      $    38,305      $    24,556
                                                                      ===========      ===========      ===========      ===========
Shares:
    Weighted average number of common
         shares outstanding ....................................       21,951,943       21,211,888       21,903,886       21,144,019
    Options ....................................................          164,514          364,717          218,706          253,040
    Convertible debt ...........................................        3,976,928        3,976,928        3,976,928        3,976,928
                                                                      -----------      -----------      -----------      -----------
    Weighted average number of common
         shares outstanding, plus assumed conversions ..........       26,093,385       25,553,533       26,099,520       25,373,987
                                                                      ===========      ===========      ===========      ===========

Net income per share:
    Basic ......................................................      $      0.49      $      0.41      $      1.62      $      1.03
                                                                      ===========      ===========      ===========      ===========
    Diluted ....................................................      $      0.45      $      0.37      $      1.47      $      0.97
                                                                      ===========      ===========      ===========      ===========
NOTE C - Commitments and Contingencies

      On January 15, 2002, the Company received notification from the National Mediation Board ("NMB") that the Office and Professional Employees International Union ("OPEIU") has filed for an election to represent the Air Logistics, LLC mechanics and related employees. The NMB has authorized an election and ballots will be mailed on February 19, 2002. The ballots will be counted by the NMB on March 19, 2002.

      On July 25, 2000, the International Union of Operating Engineers ("IUOE") was certified by the NMB as the collective bargaining representative of the Air Logistics of Alaska, Inc. mechanics and related employees. Negotiations for an initial collective bargaining agreement are on going.

      The Company does not believe that current organizing efforts by the OPEIU or the negotiations with the IUOE will place it at a disadvantage with its competitors.

NOTE D - Comprehensive Income

      In 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (thousands of dollars):

                                                 Three Months Ended          Nine Months Ended
                                                   December 31,                 December 31,
                                              ------------------------    -----------------------
                                                  2001         2000          2001         2000
                                              ----------    ----------    ----------   ----------

Net Income................................... $   10,795    $    8,603    $   35,482   $   21,733
Other Comprehensive Income (Loss):
    Currency translation adjustment and other     (2,940)        2,812         6,322      (16,017)
                                              ----------    ----------    ----------   ----------
Comprehensive Income......................... $    7,855    $   11,415    $   41,804   $    5,716
                                              ==========    ==========    ==========   ==========
NOTE E - Acquisition

      On December 21, 2001, the Company acquired Cox, Kraay & Associates and its wholly owned subsidiary Pueblo Airmotive, Inc. ("Pueblo"). Headquartered in Tucson, Arizona, Pueblo is an aircraft engine and component overhaul company. Pueblo was formally affiliated with a group of entities that the Company joint ventures with in Mexico. The capabilities of and services offered by Pueblo will provide the Company with an in-house option for the repair and overhaul of certain engine types as well as establish the Company's entry into the third party market for these services. The acquisition was accounted for under the purchase method, and the results of Pueblo from the date of acquisition are immaterial. The purchase price was comprised of cash of $100,000 and the issuance of 365,000 shares of the Company's common stock at the closing price of the stock on the date of acquisition of $17.51 and has been allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill. Revenues generated by Pueblo during its latest fiscal year were $9.1 million. The company is in the process of obtaining information about the fair value of the tangible net assets, therefore the purchase price allocation is preliminary and subject to change.

NOTE F - Recent Accounting Pronouncements

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

     The Company periodically enters into spot and forward currency derivative financial instruments to reduce its exposure to fluctuations in foreign currency denominated assets and liabilities and contractual commitments. Forward currency contracts generally do not exceed one year. Any gains or losses on forward contracts are deferred if the transaction qualifies as a hedge. At December 31, 2001, the Company had three nominal forward contracts to hedge $6.1 million of its projected euro payments from January 2002 through March 2002 at an average rate of $0.86 per euro. The forward contracts were purchased to hedge against any possible foreign exchange exposure related to its commitment under a scheduled maintenance program. The fair market value of these contracts at December 31, 2001 is not material.

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes a fair-value-based approach to testing goodwill for impairment and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided that first quarter financial statements have not been previously issued. The Company did not elect to early adopt SFAS No. 142. Accordingly, goodwill amortization expense of $0.3 million and $0.8 million was recorded during the three and nine months ended December 31, 2001.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate any financial statement impact with the adoption of this statement.

NOTE G - Segment Information

     The Company has adopted SFAS No. 131, “Disclosures about Segments of An Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: helicopter activities and production management and related services. The following shows reportable segment information for the three and nine months ended December 31, 2001 and 2000, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                     December 31,                    December 31,
                                                                -------------------------      -------------------------
                                                                    2001          2000            2001           2000
                                                                -----------   -----------      -----------   -----------

Segment operating revenue from external customers:
     Helicopter activities..................................... $   113,331   $   107,050      $   339,006   $   312,030
     Production management and related services................      10,787        12,367           34,448        35,871
                                                                -----------   -----------      -----------   -----------
         Total segment operating revenue....................... $   124,118   $   119,417      $   373,454   $   347,901
                                                                ===========   ===========      ===========   ===========

Intersegment operating revenue:
     Helicopter activities..................................... $     2,172   $     3,513      $     9,667   $    10,306
     Production management and related services................          --            --               --            --
                                                                -----------   -----------      -----------   -----------
         Total intersegment operating revenue.................. $     2,172   $     3,513      $     9,667   $    10,306
                                                                ===========   ===========      ===========   ===========

Consolidated operating revenue reconciliation:
     Helicopter activities..................................... $   115,503   $   110,563      $   348,673   $   322,336
     Production management and related services................      10,787        12,367           34,448        35,871
     Corporate.................................................       2,773         2,684            8,223         8,034
     Intersegment eliminations.................................      (2,172)       (3,513)          (9,667)      (10,306)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating revenue.................. $   126,891   $   122,101      $   381,677   $   355,935
                                                                ===========   ===========      ===========   ===========

Consolidated operating income reconciliation:
     Helicopter activities..................................... $    15,229   $    14,060      $    54,967   $    39,314
     Production management and related services................         291           505            1,858         1,834
                                                                -----------   -----------      -----------   -----------
         Total segment operating income........................      15,520        14,565           56,825        41,148
     Gain (loss) on disposal of assets.........................       1,228            15            2,388           548
     Corporate.................................................         (58)           (6)            (635)       (1,444)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating income................... $    16,690   $    14,574      $    58,578   $    40,252
                                                                ===========   ===========      ===========   ===========
NOTE H - Supplemental Condensed Consolidating Financial Information

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

NOTE H - Supplemental Condensed Consolidating Financial Statements - Continued
                                         Supplemental Condensed Consolidating Balance Sheet
                                                          December 31, 2001
                                                       (thousands of dollars)

                                                Parent                         Non-
                                                Company      Guarantor       Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    -------------
ASSETS
------
  Current assets:
    Cash and cash equivalents.............. $    10,540     $     3,951    $    29,428    $        --     $      43,919
    Accounts receivable....................       1,040          36,672        103,669         (4,383)          136,998
    Inventories............................          --          51,992         45,162             --            97,154
    Prepaid expenses and other.............         167           2,366          3,199             --             5,732
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets.................      11,747          94,981        181,458         (4,383)          283,803

  Intercompany investment..................     285,791              --             --       (285,791)               --
  Investments in unconsolidated entities...          --              --         20,629             --            20,629
  Intercompany notes receivable............     295,757              --             --       (295,757)               --

  Property and equipment--at cost:
    Land and buildings.....................         135           5,995          7,765             --            13,895
    Aircraft and equipment.................       4,014         217,722        438,159           (110)          659,785
                                            -----------     -----------    -----------    -----------     -------------
                                                  4,149         223,717        445,924           (110)          673,680
  Less:  Accumulated depreciation
      and amortization.....................      (3,087)        (85,856)      (101,409)            --          (190,352)
                                            -----------     -----------    -----------    -----------     --------------
                                                  1,062         137,861        344,515           (110)          483,328
  Other assets.............................       9,734          14,413         12,453            110            36,710
                                            -----------     -----------    -----------    -----------     -------------

                                            $   604,091     $   247,255    $   559,055    $  (585,931)    $     824,470
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable....................... $       246     $     5,875    $    36,003    $    (4,383)    $      37,741
    Accrued liabilities....................       7,880          16,060         47,468           (112)           71,296
    Deferred taxes.........................       1,004             561         16,961        (11,130)            7,396
    Current maturities of long-term debt...          --              --         21,485             --            21,485
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities............       9,130          22,496        121,917        (15,625)          137,918

  Long-term debt, less current maturities..     190,922              --            863             --           191,785
  Intercompany notes payable...............       5,104           6,203        284,338       (295,645)               --
  Other liabilities and deferred credits...         272           2,865         12,881             --            16,018
  Deferred taxes...........................      18,418          44,728         42,666         11,130           116,942
  Minority interest........................      13,414              --             --             --            13,414

  Stockholders' investment:
    Common stock...........................         223           4,062          5,421         (9,483)              223
 Additional paid in capital.............     135,591          51,168          8,013        (59,181)          135,591
    Retained earnings......................     247,511         115,733         80,671       (196,515)          247,400
    Accumulated other comprehensive
      income (loss)........................     (16,494)             --          2,285        (20,612)          (34,821)
                                            -----------     -----------    -----------    -----------     -------------
                                                366,831         170,963         96,390       (285,791)          348,393
                                            -----------     -----------    -----------    ------------    -------------
                                            $   604,091     $   247,255    $   559,055    $  (585,931)    $     824,470
                                            ===========     ===========    ===========    ===========     =============
NOTE H - Supplemental Condensed Consolidating Financial Statements - Continued
                                      Supplemental Condensed Consolidating Statement of Income
                                                 Nine Months Ended December 31, 2001
                                                       (thousands of dollars)

                                               Parent                          Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    -------------

GROSS REVENUE
Operating revenue.......................... $       340     $   146,694    $   234,643    $        --     $     381,677
Intercompany revenue.......................           4           6,407          1,041         (7,452)               --
Gain (loss) on disposal of assets..........        (338)          1,435          1,291             --             2,388
                                            -----------     -----------    -----------    -----------     -------------
                                                      6         154,536        236,975         (7,452)          384,065
OPERATING EXPENSES
Direct cost................................           7         111,512        164,987             --           276,506
Intercompany expense.......................           1           1,040          5,689         (6,730)               --
Depreciation and amortization..............         413           7,387         18,093             --            25,893
General and administrative.................       4,919           6,300         12,591           (722)           23,088
                                            -----------     -----------    -----------    -----------     -------------
                                                  5,340         126,239        201,360         (7,452)          325,487
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS)....................      (5,334)         28,297         35,615             --            58,578

Equity in earnings from unconsolidated
  entities.................................      30,776              --          4,979        (30,776)            4,979
Interest income............................      24,661             118            828        (23,774)            1,833
Interest expense...........................      10,811              --         25,221        (23,744)           12,258
Other income (expense), net................         (84)              4           (211)            --              (291)
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND MINORITY INTEREST...      39,208          28,419         15,990        (30,776)           52,841

Allocation of consolidated income taxes....       2,588           8,725          4,908             --            16,221
Minority interest..........................      (1,138)             --             --             --            (1,138)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME (LOSS).......................... $    35,482     $    19,694    $    11,082    $   (30,776)    $      35,482
                                            ===========     ===========    ===========    ===========     =============
NOTE H - Supplemental Condensed Consolidating Financial Statements - Continued
                                     Supplemental Condensed Consolidating Statement of Cash Flows
                                                 Nine Months Ended December 31, 2001
                                                       (thousands of dollars)

                                                Parent                         Non-
                                                Company      Guarantor      Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    -------------

Net cash provided by (used in)
  operating activities..................... $   (16,394)    $    52,390    $    26,376    $   (13,673)    $      48,699
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures.....................         (33)        (51,386)        (9,613)            --           (61,032)
  Proceeds from asset dispositions.........         947           4,387          3,624             --             8,958
  Acquisitions, net of cash received.......         554              --             --             --               554
  Investments..............................       4,570          (4,570)          (576)            --              (576)
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities.....................       6,038         (51,569)        (6,565)            --           (52,096)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Proceeds from borrowings.................          --              --          1,513             --             1,513
  Repayment of debt........................          --              --        (24,162)        13,673           (10,489)
  Issuance of common stock.................       1,263              --             --             --             1,263
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in) financing
  activities...............................       1,263              --        (22,649)        13,673            (7,713)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash....          --              --            235             --               235
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents.........................      (9,093)            821         (2,603)            --           (10,875)

Cash and cash equivalents
  at beginning of period...................      19,633           3,130         32,031             --            54,794
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period........................ $    10,540     $     3,951    $    29,428    $        --     $      43,919
                                            ===========     ===========    ===========    ===========     =============
NOTE H - Supplemental Condensed Consolidating Financial Statements - Continued
                                         Supplemental Condensed Consolidating Balance Sheet
                                                           March 31, 2001
                                                       (thousands of dollars)

                                         Parent                         Non-
                                         Company         Guarantor     Guarantor
                                          Only         Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                       -----------    -------------   ------------  ------------    ------------
ASSETS
------
  Current assets:
    Cash and cash equivalents......... $   19,633     $    3,130      $   32,031    $       --      $   54,794
    Accounts receivable...............        617         35,055          82,970        (3,879)        114,763
    Inventories.......................         --         45,376          36,202            --          81,578
    Prepaid expenses and other........        112            552           6,236            --           6,900
                                       ----------     ----------      ----------    ----------      ----------
      Total current assets............     20,362         84,113         157,439        (3,879)        258,035

  Intercompany investment.............    233,073             --              --      (233,073)             --
  Investments in unconsolidated
      entities........................         --             --          17,868            --          17,868
  Intercompany notes receivable.......    282,268             --              --      (282,268)             --

  Property and equipment--at cost:
    Land and buildings................        135          3,538           7,317            --          10,990
    Aircraft and equipment............      5,218        174,708         423,205          (110)        603,021
                                       ----------     ----------      ----------    ----------      ----------
                                            5,353        178,246         430,522          (110)        614,011
  Less:  accumulated depreciation
      and amortization................     (2,690)       (82,373)        (82,258)           --        (167,321)
                                       ----------     ----------      ----------    ----------      ----------
                                            2,663         95,873         348,264          (110)        446,690
  Other assets........................     10,063         15,443           6,611           110          32,227
                                       ----------     ----------      ----------    ----------      ----------

                                       $  548,429     $  195,429      $  530,182    $ (519,220)     $  754,820
                                       ==========     ==========      ==========    ==========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable.................. $      274     $    5,554      $   30,452    $   (3,879)     $   32,401
    Accrued liabilities...............      6,860         16,475          40,749          (288)         63,796
    Deferred taxes....................      1,004             --          14,261            --          15,265
    Current maturities of long-term
       debt...........................         --             --          13,122            --          13,122
                                       ----------     ----------      ----------    ----------     -----------
     Total current liabilities........      8,138         22,029          98,584        (4,167)        124,584

  Long-term debt, less current
     maturities.......................    190,922             --          18,268            --         209,190
  Intercompany notes payable..........      5,069          9,452         267,459      (281,980)             --
  Other liabilities and deferred
     credits..........................        275          2,841          11,955            --          15,071
  Deferred taxes......................     12,637         37,963          44,869            --          95,469
  Minority interest...................     11,959             --              --            --          11,959

  Stockholders' investment:
    Common stock......................        218          4,062              43        (4,105)            218
Additional paid in capital........    127,554         53,168          10,507       (63,675)        127,554
    Retained earnings.................    212,029         65,914          75,075      (141,100)        211,918
    Accumulated other comprehensive
      income (loss)...................    (20,372)            --           3,422       (24,193)        (41,143)
                                       ----------     ----------      ----------    ----------      ----------
                                          319,429        123,144          89,047      (233,073)        298,547
                                       ----------     ----------      ----------    ----------      ----------
                                       $  548,429     $  195,429      $  530,182    $ (519,220)     $  754,820
                                       ==========     ==========      ==========    ==========      ==========
NOTE H - Supplemental Condensed Consolidating Financial Statements - Continued
                                      Supplemental Condensed Consolidating Statement of Income
                                                 Nine Months Ended December 31, 2000
                                                       (thousands of dollars)

                                               Parent                          Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    -------------

GROSS REVENUE
Operating revenue.......................... $       339     $   121,527    $   234,069    $        --     $     355,935
Intercompany revenue.......................          --          10,701            218        (10,919)               --
Gain (loss) on disposal of assets..........         (82)            (34)           774           (110)              548
                                            -----------     -----------    -----------    -----------     -------------
                                                    257         132,194        235,061        (11,029)          356,483
OPERATING EXPENSES
Direct cost................................           9         101,995        164,683             --           266,687
Intercompany expense.......................          --             218         10,701        (10,919)               --
Depreciation and amortization..............         330           7,469         18,348             --            26,147
General and administrative.................       5,732           6,121         11,544             --            23,397
                                            -----------     -----------    -----------    -----------     -------------
                                                  6,071         115,803        205,276        (10,919)          316,231
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS)....................      (5,814)         16,391         29,785           (110)           40,252

Equity in earnings from unconsolidated
  entities.................................      16,898              --          4,021        (16,898)            4,021
Interest income............................      24,441             158          1,882        (24,056)            2,425
Interest expense...........................      10,717               9         27,146        (24,056)           13,816
Other income (expense), net................         128              --             --             --               128
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  MINORITY INTEREST........................      24,936          16,540          8,542        (17,008)           33,010

Allocation of consolidated income taxes....       2,047           5,537          2,647             --            10,231
Minority interest..........................      (1,046)             --             --             --            (1,046)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME................................. $    21,843     $    11,003    $     5,895    $   (17,008)    $      21,733
                                            ===========     ===========    ===========    ===========     =============
NOTE H - Supplemental Condensed Consolidating Financial Statements - Continued
                                     Supplemental Condensed Consolidating Statement of Cash Flows
                                                 Nine Months Ended December 31, 2000
                                                       (thousands of dollars)

                                                Parent                          Non-
                                                Company      Guarantor      Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    -------------

Net cash provided by (used in)
  operating activities..................... $    (8,723)    $    17,712    $    40,760    $    (6,823)    $      42,926
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures.....................        (486)        (17,087)       (13,955)            --           (31,528)
  Proceeds from asset dispositions.........          --              27          1,985             --             2,012
  Investments in subsidiaries..............          --              --         (1,200)            --            (1,200)
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities.....................        (486)        (17,060)       (13,170)            --           (30,716)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Proceeds from borrowings.................          --              --          9,834         (7,230)            2,604
  Repayment of debt........................          --              --        (27,238)        14,053           (13,185)
  Issuance of common stock.................       3,597              --             --             --             3,597
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  financing activities.....................       3,597              --        (17,404)         6,823            (6,984)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash....          --              --           (939)            --              (939)
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents.........................      (5,612)            652          9,247             --             4,287

Cash and cash equivalents
  at beginning of period...................      14,537           2,323         21,075             --            37,935
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period........................ $     8,925     $     2,975    $    30,322    $        --     $      42,222
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

Results of Operations

      A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                                Three Months Ended             Nine Months Ended
                                                                  December 31,                   December 31,
                                                            -------------------------     --------------------------
                                                               2001           2000            2001          2000
                                                            -----------   -----------     -----------    -----------

Operating revenue.......................................... $   126,891   $   122,101     $   381,677    $   355,935
Gain on disposal of assets.................................       1,228            15           2,388            548
Operating expenses.........................................     111,429       107,542         325,487        316,231
                                                            -----------   -----------     -----------    -----------

Operating income...........................................      16,690        14,574          58,578         40,252

Equity in earnings from unconsolidated entities............       2,341         2,122           4,979          4,021
Interest income (expense), net.............................      (3,598)       (3,690)        (10,425)       (11,391)
Other income (expense), net................................         552           (36)           (291)           128
                                                            -----------   -----------     -----------    -----------

Income before provision for income taxes and
   minority interest.......................................      15,985        12,970          52,841         33,010
Provision for income taxes.................................       4,796         4,015          16,221         10,231
Minority interest..........................................        (394)         (352)         (1,138)        (1,046)
                                                            ------------  -----------     -----------    -----------

Net income................................................. $    10,795   $     8,603     $    35,482    $    21,733
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

                                                            Three Months Ended                    Nine Months Ended
                                                              December 31,                           December 31,
                                                      -------------------------------        ---------------------------
                                                           2001               2000              2001             2000
                                                      ------------      -------------        ------------   ------------
                                                                      (in thousands, except flight hours)
Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log........................................       31,465             30,485             103,601         87,253
      Bristow........................................       12,897             12,320              38,331         39,611
      International..................................       19,635             21,386              63,238         59,270
                                                      ------------      -------------        ------------   ------------
         Total.......................................       63,997             64,191             205,170        186,134
                                                      ============      =============        ============   ============

Operating revenues:
   Helicopter Activities:
       Air Log....................................... $     38,515      $      32,175        $    118,960   $     90,149
       Bristow.......................................       45,046             44,897             129,205        134,589
       International.................................       35,187             35,156             108,522        101,894
       Less:  Intercompany...........................       (3,245)            (1,665)             (8,014)        (4,296)
                                                      ------------      -------------        ------------   ------------
         Total.......................................      115,503            110,563             348,673        322,336
   Production management and related services........       10,787             12,367              34,448         35,871
   Corporate.........................................        2,773              2,684               8,223          8,034
   Less:  Intersegment...............................       (2,172)            (3,513)             (9,667)       (10,306)
                                                      ------------      -------------        ------------   ------------
         Consolidated total.......................... $    126,891      $     122,101        $    381,677   $    355,935
                                                      ============      =============        ============   ============

Operating income, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log....................................... $      8,133      $       4,820        $     25,073   $     14,331
       Bristow.......................................        1,397              2,100              10,671          5,001
       International.................................        5,699              7,140              19,223         19,982
                                                      ------------      -------------        ------------   ------------
         Total.......................................       15,229             14,060              54,967         39,314
   Production management and related services........          291                505               1,858          1,834
   Corporate.........................................          (58)                (6)               (635)        (1,444)
                                                      ------------      -------------        ------------   ------------
         Consolidated total.......................... $     15,462      $      14,559        $     56,190   $     39,704
                                                      ============      =============        ============   ============

Gross margin, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log.......................................       21.1%              15.0%              21.1%           15.9%
       Bristow.......................................        3.1%               4.7%               8.3%            3.7%
       International.................................       16.2%              20.3%              17.7%           19.6%
         Total.......................................       13.2%              12.7%              15.8%           12.2%
   Production management and related services........        2.7%               4.1%               5.4%            5.1%
         Consolidated total..........................       12.2%              11.9%              14.7%           11.2%
Helicopter Activities

      Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's respective operations in the following countries: Australia, Brazil, China, Colombia, Congo, Ecuador, India, Kazakhstan, Kosovo, Macedonia, Mexico, Nigeria, The Maldives and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Brazil, Egypt and Mexico ("unconsolidated entities").

      Operating revenues from helicopter activities increased by 4.5% and 8.2% during the three and nine months ended December 31, 2001, respectively, over the prior year comparable periods, with operating expenses increasing 3.9% and 3.8%, respectively.

      Air Log - Air Log's flight activity for the three and nine-month periods ended December 31, 2001 is above the similar prior year levels by 3.2% and 18.7%, respectively. Revenues for the same periods were up 19.7% and 32.0%, respectively. The disproportionate increase in revenue in relation to flight hours was due primarily to rate increases averaging 6% and 30% which went into effect in January and June 2001, respectively. Additionally, a change in the mix of aircraft generating revenue added to the distortion as flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased 11.8% and increased 14.6%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft increased 2.7% and 20.5%, respectively. For the nine month period flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased 7.8% and 34.1%, respectively, over the prior year, while smaller, production related aircraft increased 22.2% and 33.1%, respectively. Air Log's operating margin of 21.1% for the three and nine months ended December 31, 2001 has improved over the comparable prior year periods, which had margins of 15% and 15.9%, respectively, primarily as a result of the rate increases discussed above.

      Effective July 2, 2001, Air Log increased its wages for pilots, mechanics and other operational employees in response to increases in market wages for these employee groups. As a result, salary costs are projected to increase, assuming current staffing levels remain unchanged, by $3.0 million on an annual basis.

      During September 2001, Air Log's fleet was grounded for three days as a result of the FAA's closure of all of the United States airspace. This grounding occurred on the three peak flying days of the week and management estimates that Air Log lost approximately 1,000 hours of flight time as a result. Air Log received approximately $0.5 million in January 2002 from the Department of Transportation as partial reimbursement for the revenues lost due to the grounding. This amount is included in December's results.

      Currently the drilling rig utilization in the Gulf of Mexico is at its lowest level in recent history. Utilization of Air Log's crew change fleet is also at its lowest level in recent quarters, and the market for ad hoc work has diminished. Should the downward trend in drilling activity continue, Air Log will likely experience continued reduction in the demand for its services.

      Bristow - Bristow's flight hours for the three and nine month periods ended December 31, 2001 increased by 4.7% and decreased by 3.2%, respectively, from the similar periods in the prior year. Bristow's revenue for the three and nine-month periods ended December 31, 2001 increased by only 0.3% and decreased by 4%, respectively, from the similar periods in the prior year. The disproportionate change in flight hours and flight revenue for the three and nine months ended December 31, 2001, is the net result of an increase in North Sea flight revenue, offset by a decrease in flight revenue in Norway due to the deconsolidation discussed below. The increase in North Sea revenue stems from a combination of an increase in oil industry activity and rate increases Bristow has achieved on customer contracts both mid-term, and upon renewal. Additionally, the tightening of the supply of helicopters in the North Sea has resulted in premium rates being charged for ad hoc flights, with little incremental costs associated with those flights.

      The decrease in revenue in Norway is due to an accounting change during the quarter ended June 30, 2001, whereby the results of Bristow's Norwegian joint venture are no longer consolidated into the Company's financial statements. The venture is instead treated as an unconsolidated entity and the investment accounted for under the cost method of accounting (See Note A in the "Notes to Consolidated Financial Statements"). If the Company had continued to consolidate the joint venture, Bristow's flight revenues would have increased by 17.0% and 11.2% during the three and nine months ended December 31, 2001 as compared to the similar periods in the prior year.

      Bristow's operating margin decreased from 4.7% in the quarter ended December 31, 2000 to 3.1% in the current quarter and increased from 3.7% for the nine months ended December 31, 2000 to 8.3% for the nine months ended December 31, 2001. The improvement in margin for the nine months ended December 31, 2001 is due primarily to the activity and rate increases in the North Sea as discussed above. The decline in the operating margin for the three months ended December 31, 2001 is due primarily to higher maintenance related operating costs.

      Bristow concluded negotiations with the two unions representing its North Sea workforce in November 2001. The negotiations which cover the period from July 2001 through June 2002 will result in an additional $1.2 million in salary cost over the remainder of the fiscal year, or $4.7 million on an annual basis. Management does not believe that salary adjustments made to reflect current market levels will place it at a competitive disadvantage.

      International - Internationally, flight hours decreased 8.2% for the three months ended December 31, 2001 and increased 6.7% during the nine months ended December 31, 2001 from the similar periods in the prior year. Revenues increased during the three and nine months ended December 31, 2001 by 0.1% and 6.5%, respectively, from the similar periods in the prior year. The increase in activity was most prevalent in Mexico, Nigeria and Trinidad. In Nigeria revenues were up 16% and 12% over the prior year three and nine-month periods as drilling activities in Nigeria improved during the past year. In Mexico revenues were up 3.5% over the nine month period ended December 31, 2000 primarily due to the $75 million three year contract with the Federal Electric Commission of Mexico, which began March 31, 2000. This contract generated lease revenue of approximately $8.5 million during the nine months ended December 31, 2001 compared to $8.0 million in the similar period in the prior year. Trinidad revenues were up 30.5% over the prior year nine month period due to a rate increase effective October 2001.

      Production Management and Related Services

      Operating revenues for GPM decreased by 12.8% and 4% during the three and nine-month periods ended December 31, 2001, as compared to the similar periods in the prior year. The decrease in revenue is primarily due to the loss of a contract with a major customer in May 2001, which historically generated approximately $0.8 million in revenue on average per quarter.

      Corporate and Other

      Consolidated net interest expense declined during the current year due to lower debt balances. The effective income tax rate was approximately 30% for the three months ended December 31, 2001 and approximately 30.7% for the nine months ended December 31, 2001. For the nine months ended December 31, 2000, the effective tax rate was approximately 31%.

      On December 21, 2001, the Company acquired Cox, Kraay & Associates and its wholly owned subsidiary Pueblo Airmotive, Inc. ("Pueblo"). Headquartered in Tucson, Arizona, Pueblo is an aircraft engine and component overhaul company. Pueblo was formally affiliated with a group of entities that the Company joint ventures with in Mexico. The capabilities of and services offered by Pueblo will provide the Company with an in-house option for the repair and overhaul of certain engine types as well as establish the Company's entry into the third party market for these services. Pueblo currently has a small share of this market, generating revenues of $9.1 million during its latest fiscal year. The acquisition was accounted for under the purchase method, and the results of Pueblo from the date of acquisition are immaterial. The purchase price was comprised of cash of $100,000 and the issuance of 365,000 shares of the Company's common stock at the closing price of the stock on the date of acquisition of $17.51 and has been allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill. The company is in the process of obtaining information about the fair value of the tangible net assets, therefore the purchase price allocation is preliminary and subject to change.

     The Company's hull and general liability insurance program renews on July 1, 2002. Insurance premiums are expected to increase upon renewal due to contraction of the aviation insurance market post September 11, 2001, and the Company's claims experience under the current policy. The Company is currently unable to estimate the magnitude of the increase.

Liquidity and Capital Resources

      Cash and cash equivalents were $43.9 million as of December 31, 2001, a $10.9 million decrease from March 31, 2001. Working capital as of December 31, 2001 was $145.9 million, a $12.4 million increase from March 31, 2001. Total debt was $213.3 million as of December 31, 2001.

      As of December 31, 2001, Bristow had a £9 million ($13.0 million) revolving credit facility with a syndicate of United Kingdom banks that matures on June 27, 2002. As of December 31, 2001, Bristow had £1.4 million ($2.0 million) of letters of credit utilized, however no other funds were drawn under this credit facility. As of December 31, 2001, the Company had a $20 million unsecured working capital line of credit with a bank that expired in January 2002. No funds were drawn under this facility as of December 31, 2001. In January 2002, the Company entered into a $30 million unsecured revolving line of credit facility with a bank, under similar terms as the prior credit arrangement. The facility matures in August 2003. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet its needs for the foreseeable future.

      During the nine months ended December 31, 2001, the Company received proceeds of $9.0 million from eight separate disposals of aircraft and purchased six Bell 407's for $8.1 million, five Bell 412's for $25.3 million, four 206 L-4's for $3.5 million, five EC 120's for $4.7 million, one 206 L-3 for $0.7 million and placed a deposit on an AS 332 L2 Super Puma of $3.8 million. Subsequent to December 31, 2001, the Company purchased three EC 120 for $3.0 million and made deposits for a Bell 412 for $3.2 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements. The Company has a commitment to acquire two new EC 120 helicopters for $2.0 million with delivery during the current fiscal year and a commitment to make the remaining payment of approximately $6.1 million on the AS 332 L2 Super Puma at scheduled intervals before its delivery from the manufacturer in the second or third quarter of fiscal 2003.

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

      The Company has the following contractual obligations as of December 31, 2001 (millions of dollars):

                                                              Payments Due by Period
                                          --------------------------------------------------------------------
                                                       Less than                                       After
                                            Total         1 year        1-3 years     4-5 years      5 years
                                          --------------------------------------------------------------------

         Long-Term Debt                   $   210.4     $   18.6        $  91.8         $   --      $   100.0
         Capital Lease Obligations              2.9          2.9            --              --             --
         Operating Leases                      27.5          4.2            7.9             7.3           8.1
         Unconditional Purchase
           Obligations                         14.3         14.3            --              --             --
                                          ---------     --------        --------        -------     ---------
         Total Contractual Cash           $   255.1     $   40.0        $  99.7         $   7.3     $   108.1
                                          =========     ========        =======         =======     =========
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

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided that first quarter financial statements have not been previously issued. The Company did not elect to early adopt SFAS No. 142. Accordingly, goodwill amortization expense of $0.3 million and $0.8 million was recorded during the three and nine months ended December 31, 2001.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30.   SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate any financial statement impact with the adoption of this statement.

Forward Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein other than statements of historical fact are forward-looking statements.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) may include, but are not limited to, demand for Company services, reduced levels of capital spending by the oil companies, the effects of the September 11, 2001 terrorist attacks, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company’s customers, currency fluctuations, international political conditions and the ability to manage operating expenses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow’s revenues and expenses are denominated in British Pounds Sterling (“pound”). As of December 31, 2001, the Company has three nominal forward exchange contracts to hedge $6.1 million of its projected euro payments from January 2002 through March 2002 at an average rate of $0.86 per euro. The fair market value of these contracts at December 31, 2001 is not material. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K:

          There were no Form 8-K filings during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.
BY: /s/ H. Eddy Dupuis H. EDDY DUPUIS Vice President and Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)
DATE: February 14, 2002