Form 10-K
period 2002-03-31
OFFSHORE LOGISTICS INC
filed 2002-05-24
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2002

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

Common Stock ($.01 par value)
Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|    No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       |X|

The aggregate market value of the voting stock held by non-affliates of the registrants as of April 30, 2002 was $448,721,000

The number of shares outstanding of the registrant's Common Stock as of April 30, 2002 was 23,586,471

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for this year's Annual Meeting of Stockholders are incorporated by reference into Parts II and III hereof.

OFFSHORE LOGISTICS, INC.
INDEX--FORM 10-K

PART I
                                                                                                           Page
                                                                                                           ----

PART II

PART III
Item 10.   Directors and Executive Officers of the Registrant................................................53

Item 11.   Executive Compensation............................................................................53

Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................53

Item 13.   Certain Relationships and Related Transactions....................................................53
PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................54

Signatures ..................................................................................................56

PART I

ITEM 1.   Business

GENERAL

        Offshore Logistics, Inc., a Delaware corporation, through its Air Logistics subsidiaries (“Air Log”) and with its investment in Bristow Aviation Holdings Limited (“Bristow”), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. See Note J in “Notes to Consolidated Financial Statements” for discussion of the Company’s investment in Bristow. At March 31, 2002, Air Log and Bristow’s operations included 428 aircraft (including 83 aircraft operated through unconsolidated entities). The Company’s executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana 70505, and its telephone number is (337) 233-1221. The Company was incorporated in 1969. Unless the context herein indicates otherwise, all references to the “Company” refer to Offshore Logistics, Inc., (“OLOG”) and its majority-owned and non-majority owned entities. The Company’s operations also include production management services through its wholly-owned subsidiary, Grasso Production Management, Inc. (“GPM”).

        See Note K in “Notes to Consolidated Financial Statements” for information on the Company’s operating revenue, operating income and identifiable assets by industry segment and geographical distribution for the years ended March 31, 2002, 2001 and 2000.

FORWARD LOOKING STATEMENTS

        This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included herein other than statements of historical fact are forward-looking statements. Such forward-looking statements include, without limitation, the statements under “Helicopter Activities — United States Operations” regarding the ability of the Company to better manage its helicopter fleet, under “Production Management Services — Customers” and “Production Management Services — Competition” regarding outsourcing and cost structure and the market for production management operations, under “General — Union Activities” regarding the effect of the Company’s pilots electing to be represented by a union, under “Legal Proceedings” regarding the Company’s potential liability on environmental claims, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “Helicopter Activities” regarding, respectively, concentration and globalization of the helicopter industry, restructuring of the oil and gas industry, and levels of activity and their effects on the Company’s future prospects, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” regarding the Company’s anticipated future financial position and cash requirements.

        Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include the possibility that drilling activity will not increase in the Gulf of Mexico and that wage increases for the Air Log workforce will not mitigate its recruiting and retention problems. Other important factors that could cause actual results to differ materially from the Company’s expectations (with those included in the prior sentence “Cautionary Statements”) may include, but are not limited to, demand for Company services, worldwide activity levels in oil and natural gas exploration, development and production, fluctuations in oil and natural gas prices, unionization and the response thereto by the Company’s customers, currency fluctuations, international political conditions and the ability to achieve reduced operating expenses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The following table sets forth the number and type of aircraft operated by Air Log and Bristow at the end of the past three fiscal years.

                                                Passenger     Speed                    March 31,
                                                                          ---------------------------------
          Type                                  Capacity      (MPH)       2002           2001          2000
          ----                                  ---------     -----       ----           ----          ----
       AS332L Super Puma....................       18          160          36             36            36
       Sikorsky S-61........................       19          135          20             20            20
       Bell 214ST...........................       18          150           6              6             6
       Puma SA 330J.........................       16          150          --             --             2
       Sikorsky S-76........................       12          160          44             45            42
       Bell 212.............................       12          115          41             44            40
       Bell 412.............................       12          140          19             13            10
       Bo - 105.............................        4          125          17             17            18
       AS355 Twinstar.......................        5          135           3              8             8
       EC 120...............................        4          140           9             --            --
       Bell 407.............................        6          130          33             28            26
       Bell 206L Series.....................        6          125          77             79            64
       Bell 206B Jet Ranger.................        4          115          31             30            20
       Other (includes fixed wing)..........                                 9              9            10
                                                                           ---            ---           ---
                                                                           345            335           302
                                                                           ===            ===           ===

     At March 31, 2002, Air Log and Bristow owned 334 of the 345 aircraft that are operated. The following table sets forth certain information concerning the 334 aircraft.

                                                                                      As of
                                                                                  March 31, 2002
                                                                             ------------------------------
                                                                                                     Net
                                                                                                 Book Value
          Type                                                               Number                (000's)
          ----                                                               ------              ----------
       AS332L Super Puma...............................................         34               $  190,309
       Sikorsky S-61...................................................         20                   33,255
       Bell 214ST......................................................          6                    8,660
       Sikorsky S-76...................................................         44                   41,874
       Bell 212........................................................         38                   25,397
       Bell 412........................................................         19                   60,400
       Bo - 105........................................................         17                    3,431
       AS355 Twinstar..................................................          3                      581
       EC 120..........................................................          9                    9,242
       Bell 407........................................................         33                   35,859
       Bell 206L Series................................................         75                   23,748
       Bell 206B Jet Ranger............................................         27                    4,040
       Other...........................................................          5                    9,554
                                                                               ---               ----------
                                                                               330                  446,350
       Fixed Wing......................................................          4                    1,440
                                                                               ---               ----------
                                                                               334               $  447,790
                                                                               ===               ==========

     In addition to the foregoing 334 aircraft, at March 31, 2002, Air Log and Bristow operated 11 aircraft pursuant to operating lease arrangements. Bristow provides engineering and administrative support to 47 aircraft operated in an unconsolidated entity involved in military training. Air Log and Bristow also provide services and technical support to other unconsolidated entities that operate 31 helicopters of various types and 5 fixed wing aircraft.

United States Operations

     The United States (“U.S.”) helicopter activities are conducted primarily from operating facilities along the Gulf of Mexico. As of March 31, 2002, Air Log operated 187 aircraft in that area. Air Log also operates 13 aircraft in Alaska. Although the Company’s business is primarily dependent upon activity levels in the offshore oil and gas industry, the existence of other markets for helicopter services distinguishes the Company’s business from other segments of the oil service industry. Other markets for helicopters include emergency medical transportation, agricultural and forestry support and general aviation activities. These other markets enable the Company to better manage its helicopter fleet by providing both a source of additional aircraft during times of high demand and potential purchasers for excess Company aircraft during times of reduced demand.

United Kingdom/Europe Operations

     During fiscal 1997, the Company expanded its presence in the United Kingdom and Europe through its investment in Bristow. As of March 31, 2002, 65 aircraft were being operated by Bristow in the United Kingdom and Europe, mainly in the North Sea offshore market. These activities are primarily dependent upon activity levels in the offshore oil and gas production, exploration and construction industries and search and rescue needs in that area.

     Bristow has a 50% interest in an unconsolidated entity that has a 15 year contract to provide pilot training and maintenance services to the British military. This entity purchased and specially modified 47 aircraft and maintains a staff of approximately 565 employees dedicated to conducting these training activities, which began in May 1997.

Other International Operations

     Utilization of helicopters in international service is dependent on the worldwide level of oil and gas exploration and development offshore and in remote areas. This, in turn, is dependent on the funds available to the major oil companies to conduct such activities and upon the number and location of new foreign concessions. As of March 31, 2002, Air Log and Bristow operated 80 of their aircraft in locations outside the United States and Europe. Air Log operated 30 helicopters in Brazil, Colombia, Ecuador and Mexico. Bristow operated 23 aircraft in Nigeria, 2 aircraft elsewhere in Africa, 10 aircraft in Australia and 15 aircraft elsewhere throughout the world. The Company’s international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas.

     In addition to its direct operations in international areas, Air Log has service agreements with, and equity interests in, entities that operate 34 aircraft in Brazil, Egypt and Mexico. Air Log provides services and technical support to these entities and, from time to time, leases aircraft to these entities as additional support for these operations.

Customers

     The principal customers for the Company’s helicopter activities are national and international petroleum and offshore construction companies. During 2002, 2001 and 2000, one ongoing customer accounted for 14%, 13% and 12%, respectively, of consolidated operating revenues.

Competition

     The helicopter transportation business is highly competitive on a worldwide basis. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary experience, equipment and resources. The technical requirements of operating helicopters offshore have increased as oil and gas activities have moved into deeper water requiring more sophisticated aircraft to service the market. Due to the difficulty of maintaining an adequate shorebased and offshore infrastructure while providing the working capital required to conduct such operations, the number of new entrants into the Gulf of Mexico market has been few. Air Log has one significant competitor in the Gulf of Mexico. Bristow has two significant competitors in the European Union. The harsh conditions in the North Sea demand larger, more sophisticated helicopters to conduct operations.

Industry Hazards and Insurance

     Hazards, such as adverse weather and marine conditions, crashes, collisions and fire are inherent in the offshore transportation industry and may result in losses of equipment, revenues or death of personnel.

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

Government Regulation

     United States. As a commercial operator of small aircraft, Air Log is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. Air Log carries persons and property in its helicopters pursuant to an Air Taxi Certificate granted by the Federal Aviation Administration (“FAA”).

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

     Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For the purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of the voting interest therein is owned or controlled by United States citizens. In the event that persons other than United States citizens should come to own or control more than 25% of the voting interest in the Company, the Company has been advised that Air Log’s aircraft may be subject to deregistration under the Federal Aviation Act and loss of the privilege of operating within the United States. At March 31, 2002, the Company had approximately 1,496,246 common shares held by persons with foreign addresses representing approximately 6.3% of the 23,579,971 common shares outstanding.

     The Company’s operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on the Company’s business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect the Company.

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

     Bristow's operations are subject to local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on Bristow's business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which may in turn have an adverse effect on the Company.

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

Currency Fluctuations

        Most of Bristow’s revenues and expenses are denominated in British Pounds Sterling (“pound”). For the year ended March 31, 2002, approximately 40% of consolidated operating revenues were translated from pounds into the United States Dollar. In addition, portions of Bristow’s revenues are denominated in other currencies (including Australian Dollars, Euros, Nigerian Naira, and Trinidad and Tobago Dollars) to cover expenses in the areas and/or currencies in which such expenses are incurred. To the extent operating revenues are denominated in the same currency as operating expenses, the Company can reduce its vulnerability to exchange rate fluctuations. Because the Company maintains its financial statements in United States Dollars, it is vulnerable to fluctuations in the exchange rate between the pound and the United States Dollar. In fiscal 2002, the British pound to U.S. Dollar exchange rate ranged from a low of £=U.S. $1.37 to a high of £=U.S. $1.48 with an average of £= U.S. $1.43 for the year. As of March 31, 2002 the exchange rate was £=U.S. $1.42.

PRODUCTION MANAGEMENT SERVICES

        The Company’s wholly-owned subsidiary, GPM, is a leading independent contract operator of oil and gas production facilities in the Gulf of Mexico. GPM also provides services for certain onshore facilities. In providing these services, GPM operates oil and gas production facilities for major and smaller independent oil and gas companies. Typical project assignments involve full or limited management of operations of oil and gas production facilities located offshore, particularly in the Gulf of Mexico. The work involves placing experienced crews, employed by GPM, to operate the facilities and provide all necessary services and products for the offshore operations. When servicing offshore oil and gas production facilities, GPM’s employees normally live on the facility for a seven-day rotation. GPM’s services include furnishing personnel, engineering, production operating services and paramedic services and providing boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. GPM also handles regulatory and production reporting for certain of its customers.

Operations

        GPM’s production management services are conducted primarily from production facilities in the Gulf of Mexico. As of March 31, 2002, GPM managed or had personnel assigned to 239 production facilities in the Gulf of Mexico. Although GPM’s business is primarily dependent upon activity levels in the offshore oil and gas industry, 90% of GPM’s production management costs consist of labor and contracted transportation services. This enables GPM to scale down operations rapidly should market conditions change. Because of this ability to react to market conditions, management believes the production management segment of the oil service industry is less affected by downturns in offshore oil and gas activities.

Customers

        GPM’s customers are primarily major and small independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies are increasingly inclined to outsource services provided by companies such as GPM, which are able to operate more efficiently and with a lower cost structure. This allows the customers to focus their efforts on their core activities, which are the exploration for and development of oil and gas reserves. During 2002, 2001 and 2000, no single GPM customer accounted for more than 10% of the Company’s consolidated operating revenues.

Competition

        GPM’s business is highly competitive. There are a number of competitors that are smaller than GPM but maintain a Gulf-wide presence. In addition, there are many smaller operators that compete on a local basis or for single projects or jobs. Management of the Company anticipates that the market for oil and gas production management operations will continue to increase over the next few years as oil and gas producing companies continue to reduce the size of field personnel and further utilize outside contractors as efforts to reduce their operating costs continue. Typically, GPM will be requested to bid on one or more production facilities owned by an oil and gas producer. The two key elements in the pricing of the bid are personnel and transportation costs. In addition to price, an additional consideration is the quality of personnel, training programs, safety record and stability of the operator since this can greatly affect the revenue flow to the producer and reduce the risk of possible damage to the production facility. There are no assurances that an increase in the market for production management services will occur.

Industry Hazards and Insurance

     GPM’s operations are subject to the normal risks associated with working on oil and gas production facilities. These risks could result in damage to or loss of property and injury to or death of personnel. GPM carries normal business insurance including general liability, worker’s compensation, automobile liability and property and casualty insurance coverages.

Government Regulation

     The Mineral Management Service (“MMS”) regulates the production operations of GPM’s customers and, in this respect, exercises jurisdiction over personnel, production facilities and certain technical aspects of GPM’s operations.

     GPM’s operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on GPM’s business or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect the Company.

GENERAL

Employees

     As of March 31, 2002, Air Log, Bristow and GPM employed 915, 1,830 and 522 employees worldwide, respectively. The Company’s corporate staff consisted of 19 employees.

Union Activities

     All of Air Log’s pilots (approximately 275 employees) are represented by a collective bargaining agreement which becomes amendable in May 2003. The Company does not believe that the terms of the pilot’s contract place it at a disadvantage with its competitors.

     On November 16, 1999, the Office and Professional Employees International Union (“OPEIU”) petitioned the National Mediation Board (“NMB”) to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting against union representation. On January 17, 2001, the OPEIU notified the Company that it had begun organizing efforts with respect to the mechanics for a second time at Air Logistics, L.L.C. On January 15, 2002, the Company received notification from the NMB that the OPEIU had filed for an election to represent Air Logistics, L.L.C. mechanics and related employees. The election was held on March 19, 2002 with the mechanics voting against union representation. With respect to the Alaska-based mechanics (approximately 20 employees), an election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers (“IUOE”). Negotiations with the IUOE are in progress. The Company does not believe that current ongoing efforts will place it at a disadvantage with its competitors as management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

     Approximately 33% of Bristow’s employees were represented by collective bargaining agreements which are ongoing with no specific termination dates. The Company believes that Bristow’s relations with its employees are satisfactory.

ITEM 2.    Properties

     See "Business-- Helicopter Activities" for a discussion of the number and types of aircraft operated by Air Log and Bristow.

     Air Log leases approximately 8 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana under a lease expiring in 2030. The Company has constructed office, training and helicopter maintenance facilities on the site containing approximately 52,000 square feet of floor space. The property has access to the airport facilities, as well as a major highway.

        The Company’s Corporate offices occupy 14,440 square feet in a building in Lafayette, Louisiana under a lease expiring in 2003. Other office and operating facilities in the United States and abroad, including most of the operating facilities along the Gulf of Mexico, are held under leases, the rental obligations under which are not material in the aggregate.

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

        GPM’s Corporate offices occupy 6,000 square feet in a building in Houston, Texas, under a lease expiring in 2006. Other office and operating facilities along the Gulf of Mexico are held under leases, the rental obligations under which are not material in the aggregate.

ITEM 3.   Legal Proceedings

        In January 1989, the Company received notice from the United States Environmental Protection Agency (“EPA”) that it is a potentially responsible party (“PRP”) for clean up and other response costs at the Sheridan Disposal Services Superfund Site in Waller County, Texas. The Company is among approximately 160 PRPs identified with respect to the site. The EPA has estimated that the cost of remedial activities at the site will be approximately $30 million. In August 1989, the Company received a similar notice with respect to the Gulf Coast Vacuum Services Site, which is near Abbeville, Louisiana. The Company is among over 300 PRPs identified with respect to this site. The EPA alleged that the Company was a generator or transporter of hazardous substances found at the two sites. In February 1991, the Company received a request for information from the EPA relating to the Western Sand and Gravel Superfund Site in Rhode Island, as to which the Company had been named a PRP after an earlier request for information from the EPA issued in 1983 - 1984.

        Based on presently available information, the Company believes that it generated only a small portion, if any, of the substances found at the above described sites. In addition, many of the other PRPs at all of the aforementioned sites are large companies with substantial resources. As a result, the Company believes that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company’s business or financial condition.

        In addition to notification of PRP responsibility, the EPA notices to the Company also contained information requests regarding the Company’s connection with the various sites. The responses to the information requests were due in early March 1989 for the Sheridan site and in early September 1989 for the Louisiana site. Through oversight, the Company did not respond to the requests until April and May 1990. The EPA is authorized to seek civil penalties for failure to respond to its information requests in a timely manner in an amount up to a maximum of $25,000 per day for each day of continued non-compliance; however, to date, no such penalties have been sought. While it is not possible to predict whether any civil penalties might be assessed against the Company for the delays in responding to the EPA requests, the Company believes the amount of such penalties, if any, will not have a material adverse effect on its business or financial condition.

        The Company is not a party to any other litigation, which, in the opinion of management, will have a material adverse effect on the Company’s business or financial condition.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 4a.   Executive Officers of the Registrant

        All executive officers hereunder are, in accordance with the By-laws, elected annually and hold office until a successor has been duly elected and qualified. There are no family relationships among any of the Company’s executive officers. The executive officers of the Company as of March 31, 2002 were as follows:

            Name                       Age                 Position Held with Registrant
            ----                       ---                 -----------------------------
      George M. Small(1)............... 57       President, Chief Operating Officer and Director
      Hans J. Albert................... 60       Executive Vice President-- Corporate Development
      Drury A. Milke(1)................ 44       Executive Vice President-- International Operations
      Gene Graves...................... 53       Vice President-- Marketing
      H. Eddy Dupuis................... 37       Vice President, Chief Financial Officer and Secretary

      Mr. Small joined the Company in 1977 as Controller. He was elected Vice President-- Treasurer in 1979, Chief Financial Officer and Secretary in 1986 and President during 1997.

      Mr. Albert joined the Company in 1972 as a pilot and served in several operating capacities before being appointed Director of International Aviation Operations in 1980. He was elected Vice President in 1987 and Executive Vice President - Corporate Development in 1999. Mr. Albert has thirty-five years of experience in the aviation industry.

        Mr. Milke joined the Company in 1988 as Director of Planning and Development and was elected Vice President in 1990, Chief Financial Officer and Secretary in 1998, and Executive Vice President – International Operations in 1999.

        Mr. Graves joined the Company in 1993 as Vice President — Aviation Marketing and was elected Vice President — Domestic Aviation in 1994 and Vice President — Marketing in 1998. Prior to joining the Company, Mr. Graves had 26 years of experience in the commercial helicopter service business in the Gulf of Mexico as Vice President — Marketing and several operating positions.

      Mr. Dupuis joined the Company in 1998 as Controller. He was elected Vice President, Chief Financial Officer and Secretary in 1999. Prior to joining the Company, Mr. Dupuis was a Manager with Arthur Andersen LLP.

      (1)Effective May 7, 2002, George M. Small was appointed Chief Executive Officer of the Company. Mr. Small will retain the title of President. Drury A. Milke was appointed President of Air Log.

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

        The Common Stock of the Company is traded in the over-the-counter market and is reported on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “OLOG”. The Company’s Common Stock has been quoted on the NASDAQ National Market System since 1984.

                                           March 31, 2002            March 31, 2001
                                          -----------------         -------------------
                                          High         Low          High           Low
                                          -----       -----         -----         -----
       First Quarter..................    26.80       17.55         15.63         11.25
       Second Quarter.................    20.98       17.50         18.81         12.00
       Third Quarter..................    20.53       16.78         22.81         15.81
       Fourth Quarter.................    22.50       15.54         26.50         18.25

        The approximate number of holders of record of Common Stock as of April 30, 2002 was 858.

        On January 27, 1998, the Company issued $100 million of 7 7/8% Senior Notes due 2008. The terms of the Senior Notes restrict payment of cash dividends to shareholders. The Company has not paid dividends on its Common Stock since January 1984.

        There is incorporated by reference herein the information contained in the registrant’s definitive proxy statement used in connection with this year’s Annual Stockholders’ Meeting under the caption “Securities Authorized Under Equity Compensation Plans”.

ITEM 6.   Selected Financial Data

        The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The information presented for 1998 reflects Cathodic Protection Services Company (“CPS”) as a discontinued operation, which was discontinued in May 1997.

                                                                          Year Ended March 31,
                                          ------------------------------------------------------------------------
                                               2002           2001           2000          1999             1998
                                          -----------     -----------    -----------    -----------    -----------
                                                          (in thousands, except per share data)
Statement of Operations Data:
Operating revenue.......................  $   508,561     $   477,003    $   417,087    $   466,440    $   426,893
                                          ===========     ===========    ===========    ===========    ===========
Income from continuing operations.......  $    44,450     $    29,914    $     8,890    $    20,920    $    31,254
                                          ===========     ===========    ===========    ===========    ===========
Net income..............................  $    44,450     $    29,914    $     8,890    $    20,920    $    31,408
                                          ===========     ===========    ===========    ===========    ===========
Basic earnings per common share:
   Income from continuing operations....  $      2.02     $     1.41     $      0.42    $      0.97    $     1.45
                                          ===========     ===========    ===========    ===========    ===========
   Net income...........................  $      2.02     $     1.41     $      0.42    $      0.97    $     1.46
                                          ===========     ===========    ===========    ===========    ===========
Diluted earnings per common share:
   Income from continuing operations....  $      1.84     $     1.32     $      0.42    $      0.97    $     1.35
                                          ===========     ===========    ===========    ===========    ===========
   Net Income...........................  $      1.84     $     1.32     $      0.42    $      0.97    $     1.36
                                          ===========     ===========    ===========    ===========    ===========
Balance Sheet Data:
   Total assets.........................  $   807,301     $   754,820    $   743,174    $   732,030    $   736,011
                                          ===========     ===========    ===========    ===========    ===========
   Long-term obligations:
   Long-term debt.......................  $   191,221     $   209,190    $   224,738    $   233,615    $   251,560
                                          ===========     ===========    ===========    ===========    ===========
Cash dividends declared per
   common share.........................  $        --     $        --    $        --    $        --    $        --
                                          ===========     ===========    ===========    ===========    ===========

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. In December 1996, the Company expanded its aviation services and related operations through its investment in Bristow Aviation Holdings Limited ("Bristow") (see Note J in the "Notes to the Consolidated Financial Statements" for a complete discussion of this investment). The investment in Bristow was influenced by the Company's belief that the globalization of helicopter operators had begun with the then recent acquisitions and consolidations completed by two of its major international competitors. This trend has continued with the consolidation of two major international competing helicopter operators in August 1999. Further consolidation is possible as operators seek to broaden their exposure to international markets in order to better serve their customers and increase their access to and influence with financial markets, insurance markets and other suppliers. The helicopter activities of the Company's Air Logistics subsidiaries ("Air Log") and those of Bristow, together with its investment in unconsolidated entities, form an operating fleet of 428 aircraft primarily servicing the major oil and gas markets of the world.

      The Company also provides production management services to the domestic offshore oil and gas industry through its wholly-owned subsidiary, Grasso Production Management, Inc. ("GPM"). GPM's services include furnishing personnel, engineering, production operating services, and paramedic services and providing boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. The Company's investment in GPM was influenced by its belief that a restructuring in the United States oil and gas industry was taking place, creating opportunities to provide production management services to both independent and major oil and gas companies as they either grow, contract or refocus their activities accordingly.

      The level of worldwide offshore oil and gas exploration, development and production activity has traditionally influenced demand for the Company's services. This was clearly evident during fiscal 1999 when the oil and gas industry experienced a significant downturn. A market over-supply of oil caused prices to decline to their lowest level in over 12 years. This protracted decline in commodity prices resulted in oil companies canceling or deferring a significant portion of their current and planned exploration and development activities and, accordingly, reduced demand for helicopter services in certain markets and increased rate pressure from customers in other markets. Additionally, oil companies sought to lower their internal and external production costs through initiatives to reduce excess costs and make more efficient use of contracted third party services, a trend which continued into fiscal 2000. During fiscal 2000, the member nations of OPEC sought to correct the over-supply of oil by instituting production cuts which, along with increasing worldwide demand, drove oil prices to historically high levels. During fiscal 2001, natural gas prices in the United States reached historical highs due to inventory shortages. The firming up of prices of these two commodities sparked renewed interest in exploration and development by the major oil and gas companies. This resulted in higher levels of exploration and development activities in fiscal 2001, which improved our revenues and corresponding profits. These increased industry activity levels continued into fiscal 2002, but tapered off significantly in the United States Gulf of Mexico due to build-up of natural gas inventories and economic uncertainty stemming from the events of September 11, 2001. Recent single digit increases in the number of drilling rigs on contract in the Gulf of Mexico may indicate the reversal of this downward trend, although no assurances can be given.

      The Company has no way of predicting the activity levels of either the oil and gas industry in general or that of its specific customers. However, management does believe that worldwide supply and demand for oil and natural gas will foster continued industry commitment for new exploration and development activities and, consequently, helicopter transportation services.

Results of Operations

      Operating results and other income statement information for the fiscal years ended March 31, 2002, 2001 and 2000 follows (in thousands of dollars):

                                                                          Year Ended March 31,
                                                          ----------------------------------------------------
                                                               2002                2001                2000
                                                          -------------      -------------       -------------

       Operating revenue...............................   $     508,561      $     477,003       $     417,087
       Gain on disposal of assets......................           3,553              1,187               3,516
                                                          -------------      -------------       -------------
                                                                512,114            478,190             420,603
                                                          -------------      -------------       -------------
       Direct cost.....................................         373,003            358,256             335,411
       Depreciation and amortization...................          35,246             34,369              33,213
       General and administrative......................          31,732             30,439              26,215
                                                          -------------      -------------       -------------
                                                                439,981            423,064             394,839
                                                          -------------      -------------       -------------
       Operating income................................          72,133             55,126              25,764

       Equity in earnings from unconsolidated entities.           6,604              5,173               4,196
       Interest expense, net...........................         (13,569)           (15,187)            (15,127)
       Other income (expense), net.....................           1,148                271                  48
                                                          -------------      -------------       -------------
       Income before provision for income taxes and
            minority interest..........................          66,316             45,383              14,881
       Provision for income taxes......................          20,263             14,067               4,586
       Minority interest...............................          (1,603)            (1,402)             (1,405)
                                                          -------------      -------------       -------------
       Net income......................................   $      44,450      $      29,914       $       8,890
                                                          =============      =============       =============

        Supplementing the presentation of segment information in Note K in the “Notes to Consolidated Financial Statements”, the following table sets forth certain operating information, which forms the basis for discussion of each of the two identified segments, helicopter activities and production management and related services. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as “Air Log”) and the United Kingdom and Europe Sectors of the North Sea (reported as “Bristow”).

                                                                   Year Ended March 31,
                                                          -----------------------------------------
                                                             2002             2001           2000
                                                          -----------     ----------     ----------
                                                            (in thousands, except flight hours
                                                              and gross margin percentages)
Flight hours (excludes unconsolidated entities):
     Helicopter activities:
         Air Log........................................      133,038        116,833        100,563
         Bristow........................................       50,018         50,961         53,905
         International..................................       82,498         79,968         56,943
                                                          -----------    -----------    -----------
              Total.....................................      265,554        247,762        211,411
                                                          ===========    ===========    ===========
Operating revenue:
     Helicopter activities:
         Air Log........................................  $   154,877    $   123,345    $    94,901
         Bristow........................................      174,220        177,203        181,339
         International..................................      145,755        138,073        104,620
     Less:  Intercompany................................       (7,908)        (7,132)          (967)
                                                          -----------    -----------    -----------
     Total..............................................      466,944        431,489        379,893
     Production management and related services.........       45,685         48,458         39,703
     Corporate..........................................       11,371         10,846          9,384
     Less:  Intercompany................................      (15,439)       (13,790)       (11,893)
                                                          -----------    -----------    -----------
                  Consolidated total....................  $   508,561    $   477,003    $   417,087
                                                          ===========    ===========    ===========
Operating expenses:
     Helicopter activities:
         Air Log........................................  $   126,134    $   104,170    $    82,604
         Bristow........................................      162,907        171,074        186,626
         International..................................      118,909        110,772         91,710
     Less: Intercompany.................................       (7,908)        (7,132)          (967)
                                                          -----------    -----------    -----------
              Total.....................................      400,042        378,884        359,973
     Production management and related services.........       43,499         45,916         37,615
     Corporate..........................................       11,879         12,054          9,144
     Less:  Intercompany................................      (15,439)       (13,790)       (11,893)
                                                          -----------    -----------    -----------
Consolidated total......................................  $   439,981    $   423,064    $   394,839
                                                          ===========    ===========    ===========
Operating income, excluding gain or loss on
         disposal of assets:
     Helicopter activities:
         Air Log........................................  $    28,743    $    19,175    $    12,297
         Bristow........................................       11,313          6,129         (5,287)
         International..................................       26,846         27,301         12,910
                                                          -----------    -----------    -----------
              Total.....................................       66,902         52,605         19,920
     Production management and related services.........        2,186          2,542          2,088
     Corporate..........................................         (508)        (1,208)           240
                                                          -----------    -----------    -----------
                  Consolidated total....................  $    68,580    $    53,939    $    22,248
                                                          ===========    ===========    ===========

                                                                              Year Ended March 31,
                                                                    -----------------------------------------
                                                                       2002             2001           2000
                                                                    -----------     ----------     ----------
                                                                         (in thousands, except flight hours
                                                                             and gross margin percentages)

Gross margin, excluding gain or loss on disposal of assets:
     Helicopter Activities:
         Air Log..................................................     18.6%         15.5%           13.0%
         Bristow..................................................      6.5%          3.5%           (2.9)%
         International............................................     18.4%         19.8%           12.3%
              Total...............................................     14.3%         12.2%            5.2%
     Production management and related services...................      4.8%          5.2%            5.3%
                  Consolidated total..............................     13.5%         11.3%            5.3%

         Helicopter Activities

        The following table sets forth certain information regarding aircraft operated by Air Log, Bristow and unconsolidated entities:

                                                                                      March 31,
                                                                    -----------------------------------------
                                                                       2002             2001           2000
                                                                    -----------     ----------     ----------

       Number of aircraft operated (excludes unconsolidated entities):
            United States - Air Log..............................       200           191             161
            United Kingdom/Europe - Bristow...................           65            63              71
            International - Air Log and Bristow..................        80            81              70
                                                                        ---           ---             ---
       Total.....................................................       345           335             302
                                                                        ===           ===             ===
       Number of aircraft operated by unconsolidated entities            83            81              78
                                                                        ===           ===             ===

        Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International’s activities include Air Log and Bristow’s operations in the following countries: Australia, Brazil, China, Colombia, Congo, Ecuador, India, Kazakhstan, Macedonia, Mexico, Nigeria, The Maldives and Trinidad. These international operations are subject to local governmental regulations and uncertainties of economic and political conditions in those areas. International also includes Air Log’s service agreements with, and equity interests in, entities that operate aircraft in Brazil, Egypt and Mexico (“unconsolidated entities”).

        Fiscal 2002 as compared to Fiscal 2001

        Operating revenues from helicopter activities increased by 8.2% during fiscal 2002, with operating expenses increasing by only 5.6%. This led to an operating margin of 14.3% as compared to 12.2% in fiscal 2001. The improvement in margin results from increased revenue due primarily to rate increases in both the Gulf of Mexico and the North Sea.

        Air Log - Air Log’s flight activity for fiscal 2002 is 13.9% above the level experienced in fiscal 2001. Revenue for fiscal 2002 improved by 25.6% from the prior year. This larger percentage increase in revenue compared to flight activity is due primarily to rate increases averaging 6% and 30% which went into effect in January and June 2001, respectively. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased by 1.7% and 26.6%, respectively, from the prior year, while flight hours and revenue from smaller, production related aircraft increased by 16.0% and 28.2%, respectively. The increase in activity from the smaller, production related aircraft is a result of management’s focus on production related contract opportunities. Air Log’s operating margin of 18.6% for fiscal 2002 compares to 15.5% for the prior year and is reflective of the improvement in flight hours and the rate increases discussed above.

        The rate increase of 30% in June 2001 was the largest in Air Log’s 30 year history. These rates are effective for all contracts and were phased in over several months. A portion of the rate increase was needed to cover additional salary costs. In light of salary increases announced by its competitors and the shrinking pool of qualified personnel, Air Log increased its wage rates effective July 2, 2001, for pilots, mechanics and other operational employees. As a result, an additional $2.4 million is reflected in salary costs for fiscal year 2002.

        During September 2001, Air Log’s fleet was grounded for three days as a result of the FAA’s closure of the United States airspace. This grounding occurred on the three peak flying days of the week and management estimates that Air Log lost approximately 1,000 hours of flight time as a result. Air Log received approximately $0.5 million in January 2002 from the Department of Transportation as partial reimbursement for the revenues lost due to the grounding.

        Currently, the drilling rig utilization in the Gulf of Mexico is 61%, down from 91% a year ago. Consequently, utilization of Air Log’s crew change fleet is at its lowest level in recent quarters, and the market for ad hoc work has diminished. Experts who analyze the industry predict that drilling activity in the Gulf of Mexico will increase during the next several quarters. There can be no assurances given that this will occur, and in fact, if it does not Air Log will likely experience continued reduction in the demand for its services.

        On January 15, 2002, the Company received notification from the National Mediation Board (“NMB”) that the Office and Professional Employees International Union (“OPEIU”) had filed for an election to represent the Air Logistics, L.L.C. mechanics and related employees. The NMB authorized an election, which was held on March 19, 2002, with the majority of the mechanics voting against union representation.

        On July 25, 2000, the International Union of Operating Engineers (“IUOE”) was certified by the NMB as the collective bargaining representative of the Air Logistics of Alaska, Inc. mechanics and related employees. Negotiations for an initial collective bargaining agreement are ongoing.The Company does not believe the negotiations with the IUOE will place it at a disadvantage with its competitors.

        Subsequent to year-end, a customer accounting for approximately $15.9 million of Air Log’s revenue in fiscal 2002 notified the Company of its intention to change helicopter operators. The transition is expected to be completed within sixty days. During fiscal 2002 this customer had 10 aircraft on full-time monthly contract (2 crew change aircraft and 8 smaller aircraft). Management has developed a plan to adapt for the loss of the contract, the implementation of which will depend partly on the trend in activity levels during the next sixty days.

        Bristow - Bristow’s flight hours for fiscal 2002 decreased by 1.9% from the prior year while revenues declined 1.7%. This net decrease in flight activity is comprised of increases in Bristow’s North Sea market offset by declines in Norway due to the deconsolidation discussed below. The increase in North Sea revenue stems from an increase in oil industry activity as well as rate increases that Bristow has achieved on customer contracts both mid-term and upon renewal. Additionally, the tightening of the supply of helicopters in the North Sea has resulted in premium rates being charged for ad hoc flights.

        The decrease in revenue from Norway is due to an accounting change during the quarter ended June 30, 2001, whereby the results of Bristow’s Norwegian joint venture are no longer consolidated into the Company’s financial statements. The venture is instead treated as an unconsolidated entity and the investment accounted for under the cost method of accounting (See Notes A and C in the “Notes to Consolidated Financial Statements”). If the Company had continued to consolidate the joint venture, Bristow’s flight revenues would have increased by 13.2% from the prior year.

        Bristow’s operating margin improved from 3.5% in fiscal 2001 to 6.5% in the fiscal 2002. The improvement in margin for the year ended March 31, 2002 is due primarily to the activity and rate increases in the North Sea as discussed above.

        Bristow concluded negotiations with the two unions representing its North Sea workforce in November 2001. The results of the negotiations which cover the period from July 2001 through June 2002 cost an additional $3.5 million during fiscal 2002. Management does not believe that salary adjustments made to reflect current market levels will place it at a competitive disadvantage.

        International – This area saw flight hours and revenue increase during the current fiscal year by 3.2% and 5.6%, respectively, from the prior year. An increase in activity was prevalent in Nigeria and Trinidad. In Nigeria, flight activity and revenues were up 8.1% and 11.3%, respectively, over the prior year due to the further development of deep-water prospects. Flight activity and revenues in Trinidad increased by 28.7% and 53.1%, respectively, over the prior year. This increase was due to additional drilling work and a rate increase effective October 2001.

        Fiscal 2001 as compared to Fiscal 2000

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

        Air Log - Air Log’s flight activity for fiscal 2001 is 16.2% above the level experienced in fiscal 2000. Revenue for fiscal 2001 improved by 30% from the prior year. This larger percentage increase in revenue compared to flight activity is due primarily to a shift in the mix of aircraft generating revenues coupled with rate increases. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased by 26.3% and 43.3%, respectively, from the prior year, while flight hours and revenue from smaller, production related aircraft increased by 14.5% and 19.5%, respectively. The increase in crew change aircraft activity is due to expanded drilling programs by the oil and gas companies and correlates to the increase in drilling rigs under contract in the Gulf of Mexico at March 31, 2001. The increase in activity from the smaller, production related aircraft is due primarily to the previously announced contract for 18 aircraft with a Gulf of Mexico production management company that started in October 2000. Air Log’s operating margin of 15.5% for fiscal 2001 compares to 13.0% for the prior year, and is reflective of the improvement in flight hours from higher margin crew change aircraft discussed above offset by increased compensation costs.

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

        Bristow - Bristow’s flight hours for fiscal 2001 decreased by 5.5%, from the prior year. This net decrease in flight activity is comprised of decreases in Bristow’s North Sea and Norway markets. The decrease in the North Sea activity is related to the termination of contracts with two major customers, effective August 1, 1999. Excluding the impact of this lost work, North Sea flight hours and revenue for the remaining customer base increased by 4.9% and 6.7%, respectively, from the prior year as a result of increased utilization and rate increases negotiated with customers. The North Sea was more adversely affected during the prior period of low oil prices due to generally higher exploration and production costs in that area and has taken longer than other areas around the world to rebound during this cycle.

        Bristow’s operating margin improved from (2.9)% in fiscal 2000 to 3.5% in the fiscal 2001. Profit margins improved in fiscal 2001 as fiscal 2000 included restructuring charges of $5.0 million recognized in the second quarter to adjust Bristow’s staffing to the current volume of work, entailing a reduction in the North Sea workforce by 19%. Absent these charges, Bristow’s operating margin for fiscal 2000 would have been break even. Further cost reductions, including additional employee terminations, were implemented in fiscal 2001 as management worked to establish a more cost effective and competitive organization. Severance charges of $1.5 million were incurred in the first quarter of fiscal 2001 related to the above mentioned employee terminations. Absent these charges, Bristow’s operating margin for fiscal 2001 would have been 4.3%.

        International – This area saw flight hours and revenue increase during the current fiscal year by 40% and 32%, respectively, from the prior year. An increase in activity was prevalent in Brazil, Mexico and Nigeria. In Nigeria revenues were up 6% over the prior year as drilling activities in Nigeria continued to improve. During March 2000, the Company’s 49% owned Mexican affiliate was awarded a $75 million three year contract to provide helicopter transportation services to the Federal Electric Commission of Mexico. Most of the aircraft needed to fulfill the contract requirements are being leased from Air Log. The contract phased-in over a two-month period, which began March 31, 2000. This contract generated lease revenue of approximately $11.4 million during the year. During the year, the Company imported a seventh aircraft to Brazil to cover the increased ad hoc flying resulting from the international oil companies expanding into the Brazilian market. Also during the current year, the Company completed its investment, subject to approval by relevant government authorities, in a local Brazilian operator at a cost of $1.2 million. This investment will serve to secure Air Log’s presence in Brazil and enhance the local operator’s ability to do business with the international oil companies.

         Production Management and Related Services

        GPM conducts production management and related services in the Gulf of Mexico for both major and independent oil companies. GPM’s services include furnishing personnel, engineering, production operating services, paramedic services, and the provision of boat and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.

          Fiscal 2002 as compared to Fiscal 2001

        Operating revenues for GPM decreased by 5.7% during fiscal 2002, primarily due to the loss of a contract with a major customer in May 2001. GPM’s operating margin of 4.8% is below the comparable 5.2% in fiscal 2001 due primarily to the decrease in revenue and increased insurance costs.

         Fiscal 2001 as compared to Fiscal 2000

        Operating revenues for GPM increased by 21.8% during fiscal 2001, primarily due to new contracts and an increased move toward outsourcing of production management personnel by the oil industry. This increase continues a trend consistent with that of the Company’s Helicopter Activities and the oil service industry in general. GPM was able to maintain its operating margin at 5.2%, comparable to fiscal 2000.

         Corporate and Other

        Corporate operating revenues are primarily generated from the intercompany leasing of aircraft to the operating segments, which eliminates in consolidation. Consolidated general and administrative costs increased by $1.3 million as a result of increased activity. These costs increased by $4.2 million in fiscal 2001 as a result of increased activity and higher contributions to the management incentive plan from improved earnings. Earnings from unconsolidated entities increased in 2002 by $1.4 million due primarily to fluctuations in earnings from equity investments accounted for under the equity method of accounting (See Note C in the “Notes to Consolidated Financial Statements”). Earnings from unconsolidated entities increased in 2001 by $1.0 million due to fluctuations in dividends received from equity investments accounted for under the cost method of accounting. The improvement in dividends paid by these entities is directly attributable to the impact the oil and gas industry has had on their respective operations. The effective income tax rates from continuing operations were 30.6%, 31% and 31% for 2002, 2001 and 2000. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income available to reduce U.S. taxable income. The Company’s effective tax rate is impacted by the amount of foreign source income generated by the Company and its ability to realize foreign tax credits. Changes in the Company’s operations and operating locations in the future could impact the Company’s effective tax rate.

        On December 21, 2001, the Company acquired 100% of the common stock of Cox, Kraay & Associates and its wholly-owned subsidiary Pueblo Airmotive, Inc. (“Pueblo”). Headquartered in Tucson, Arizona, Pueblo is an aircraft engine and component overhaul company. Pueblo was formerly affiliated with a group of entities that the Company joint ventures with in Mexico. The capabilities of and services offered by Pueblo will provide the Company with an in-house option for the repair and overhaul of certain engine types as well as establish the Company’s entry into the third party market for these services. Pueblo currently has a small share of this market, generating revenues of $9.1 million during its latest fiscal year. The acquisition was accounted for under the purchase method, and the results of Pueblo from the date of acquisition are included in consolidated results. The purchase price was comprised of cash of $100,000 and the issuance of 365,000 shares of the Company’s common stock. The closing price of the stock on the date of acquisition was $17.51 and has been allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill. The Company is in the process of obtaining information about the fair value of the tangible net assets, therefore the purchase price allocation is preliminary and subject to change.

      At March 31, 2002, the Company has a $30.8 million liability recorded for the defined benefit retirement plan. During fiscal 2002, this liability increased by $19.2 million. This liability is required to be recognized on the plan sponsor's balance sheet when the accumulated benefit obligations of the plan exceed the fair value of the plan's assets. In accordance with SFAS No. 87 "Employers" Accounting for Pensions," the increase in the minimum liability is recorded through a direct charge to stockholders' equity and is therefore reflected, net of tax, as a component of other comprehensive income in the accompanying statement of changes of stockholders' investment.

        The Company’s hull and general liability insurance program renewed on April 1, 2002. Insurance premiums increased by approximately 30% upon renewal due to contraction of the aviation insurance market post-September 11, 2001, and the Company’s claims experience.

Liquidity and Capital Resources

        Cash and cash equivalents were $42.7 million as of March 31, 2002, a $19.2 million decrease from March 31, 2001. Working capital as of March 31, 2002 was $147.0 million, a $13.5 million increase from March 31, 2001. Total debt was $208.0 million as of March 31, 2002, a $14.3 million decrease from March 31, 2001.

        Cash flows provided by operating activities were $64.3 million, $60.5 million and $34.1 million in 2002, 2001 and 2000, respectively. The increase in cash flows provided by operating activities in the current year and from 2000 to 2001 is primarily due to the improvement in earnings.

        Cash flows used in investing activities were $64.2 million, $35.5 million and $64.4 million for 2002, 2001 and 2000, respectively. During 2002, the Company received proceeds of $11.4 million primarily from disposals of aircraft and purchased six Bell 407s for $8.1 million, seven Bell 412s for $31.5 million, four 206 L-4s for $3.5 million, nine EC 120s for $9.2 million, one 206 L-3 for $0.7 million and one Augusta A109 for $3.3 million and placed a deposit of $3.7 million on an AS 332 L2 Super Puma. Subsequent to year-end, the Company purchased one EC 120 for $1.0 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements. The Company has a purchase commitment to make the remaining payment of approximately $6.1 million on the AS 332 L2 Super Puma at scheduled intervals before its delivery from the manufacturer in the second or third quarter of fiscal 2003. During 2001, the Company received $3.2 million from four separate disposals of aircraft and purchased ten Bell 206L1s for $3.8 million, two Bell 206L3s for $1.4 million, seven Bell 206Bs for $2.1 million, two Bell 407s for $3.1 million, three Sikorsky S76s for $4.3 million and three Bell 412s for $13.2 million. The majority of these aircraft purchases were made to fulfill customer contract requirements. During 2000, the Company received proceeds of $10.3 million primarily from thirteen separate disposals of aircraft. During the same period, the Company purchased seven Bell 407s for $9.4 million, four S-61s for $10.9 million, two S-76s for $4.5 million, five Bell 412s for $19.8 million and three Super Pumas for $20.4 million.

        Cash flows used in financing activities were $12.0 million, $6.5 million and $1.8 million in 2002, 2001 and 2000, respectively. In July 1998, the Board of Directors reaffirmed its February 1996 authorization to repurchase up to 1 million shares of the Company’s Common Stock in the open market or through private transactions. The authorization has no time limit and authorizes management to make repurchases of common stock and/or debt securities as they deem prudent.

        As of March 31, 2002, Bristow had a £9 million ($12.8 million) revolving credit facility with a United Kingdom bank that is payable on demand. As of March 31, 2002, Bristow had £2.3 million ($3.3 million) of letters of credit utilized and no funds were drawn under this credit facility. As of March 31, 2002, the Company had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2003. No funds were drawn under this facility as of March 31, 2002. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet debt service needs for the foreseeable future.

        The Company has the following contractual obligations and commercial commitments as of March 31, 2002 (millions of dollars):

                                                         Payments Due by Period
                                          ----------------------------------------------------------
                                                    Less than                                 After
                                            Total    1 year      1-3 years    4-5 years      5 years
                                          ----------------------------------------------------------
Contractual Obligations:
------------------------
Long-Term Debt                            $ 208.0    $  16.8     $  91.2      $      --      $ 100.0
Operating Leases                             27.4        4.3        11.4            3.7          8.0
Unconditional Purchase
   Obligations                                7.1        7.1          --             --           --
                                          -------    -------     -------      ---------      -------
Total Contractual Cash Obligations        $ 242.5    $  28.2     $ 102.6      $     3.7      $ 108.0
                                          =======    =======     =======      =========      =======

                                                 Amount of Commitment Expiration Per Period
                                          ----------------------------------------------------------
                                                    Less than                                  Over
                                            Total    1 year     1-3 years     4-5 years      5 years
                                          ----------------------------------------------------------
Other Commercial Commitments:
-----------------------------
Debt Guarantee                            $   21.4   $   --      $   --       $      --      $  21.4
Residual Value Guarantee                       3.8       --          --             3.8           --
Letters of Credit                              3.3       2.0         1.3             --           --
                                          --------   -------     -------      ---------      -------
Total Commercial Commitments              $   28.5   $   2.0     $   1.3      $     3.8      $  21.4
                                          ========   =======     =======      =========      =======

Critical Accounting Policies

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, whereas, in other circumstances, the Company is required to make estimates, judgments and assumptions that it believes are reasonable based upon information available. The Company bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The Company believes that of our significant accounting policies, as discussed in our footnotes to the consolidated financial statements, the following may involve a higher degree of judgment and complexity.

        Income Taxes – The Company has recognized foreign tax credits available to it to offset the United States income taxes due on income earned from foreign sources. These credits are limited by the total income tax on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. In estimating the amount of foreign tax credits that is realizable, the Company uses estimates of future taxable income in each statutory category. These estimates are subject to change based on changes in the market condition in each statutory category and the timing of certain deductions available to the Company in each statutory category. The Company periodically reassesses these estimates and records changes to the amount of realizable foreign tax credits based on these revised estimates. Changes to the amount of realizable foreign tax credits can be significant given any material change to the Company’s estimates on which the realizability of foreign tax credits is based.

        Carrying Value of Aircraft – The Company depreciates its aircraft over 7 to 15 years from the date the original aircraft is placed into service. In assigning depreciable lives to its aircraft, the Company has considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic factors that could impact commercial viability. Furthermore, salvage value, an amount typically expected to be recovered through sale upon aircraft retirement, ranges from 30% to 50% of cost. To date, the Company’s experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recoverability of the carrying amount of an aircraft might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of an aircraft’s carrying amount should be assessed might include (i) a significant decrease in the market value of an aircraft, (ii) a significant adverse change in the business climate that could affect the value of an aircraft and (iii) current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an aircraft. If events or changes in circumstances as set forth above indicate that an aircraft’s carrying amount may not be recoverable, the Company would then be required to estimate the undiscounted future cash flows expected to result from the use of the aircraft and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the aircraft, the Company would be required to recognize an impairment loss.

        International Operations – The Company currently conducts helicopter operations in over 20 countries, excluding the United States and the United Kingdom. These operations are subject to local governmental regulations and laws. Because of the impact and requirements of these local operating requirements, the Company often is required to conduct business with a local national citizen in that country. The structure of the operation will vary depending upon the local governmental requirements and the interest of the local national citizen. The Company attempts in most instances to obtain both operational and economic control over the operations. However, this is not feasible in all instances and the level of influence and control over the operation can change due to changes in local governmental regulations or the interests of the local national citizen. Thus, management must use its judgment in determining how to account (e.g., consolidation, investment-equity method or investment-cost method) for the operations in its financial statements. The Company bases its decisions on the structure of the operations and its ability to control or exercise significant influence over the operations. These decisions require significant judgment and are subject to change based on changes in the operating structure or the interest of the local national citizen.

        In addition, these foreign operating activities often present a greater degree of financial risk to the Company as the operations are often conducted in countries or regions which are subject to political and economic instability. The Company will minimize its exposure in these regions through insurance on the assets physically located in the region and through the use of dollar denominated or split dollar/local currency contracts. However, there can be no assurances that the Company can completely mitigate its exposure for operating in these parts of the world.

        Foreign Currency Transactions – The Company accounts for its operations involving foreign currencies in accordance with SFAS No. 52, “Foreign Currency Translation.” Where contract negotiations allow, OLOG and Bristow attempt to enter into contracts for foreign-based helicopter services and related costs in their functional currencies to reduce the impact of exchange rate fluctuations on the Company’s earnings. For foreign contracts denominated in currencies other than the U.S. dollar (“USD”), the Company is exposed to the impacts of exchange rate fluctuations. Bristow maintains its accounting records in its local currency, the British pound (“GBP”), and attempts to negotiate its helicopter and other service contracts and related costs in its local currency.

        The Company is exposed to foreign currency translation gains and losses, which are deferred and recorded in equity as a component of Other Comprehensive Income, primarily related to its consolidation of Bristow and the related changes in exchange rates between the USD and the GBP; further, it is exposed to transaction gains and losses, which are recorded to current earnings, related to contracts for services provided and costs incurred which are denominated in currencies other than the USD and GBP.

        The Company currently maintains intercompany balances with and investments in certain consolidated subsidiaries, some of which are considered by management to be permanently invested, which are accounted for under SFAS No. 52. To the extent that the Company changes its consolidation policy or liquidates the related investments, amounts currently accounted for through equity as currency translation adjustments could become subject to accounting provisions under SFAS No. 52, which would require the recognition of such amounts in current earnings as foreign currency transaction gains and losses.

Legal Matters

        The Company has received notices from the EPA that it is one of approximately 160 PRPs at one Superfund site in Texas, one of over 300 PRPs at a site in Louisiana and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company’s business or financial condition. See Item 3 — “Legal Proceedings” for additional information regarding EPA notices.

Recent Accounting Pronouncements

        Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” that amends certain provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s financial statements.

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards significantly changed the Company’s prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The standards must be implemented for fiscal years beginning after December 15, 2001. Accordingly, the Company will cease to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $1.1 million for each of the years ended March 31, 2002, 2001 and 2000. No amortization was recorded during fiscal 2002 related to the Pueblo Acquisition goodwill (See Note I). The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill will be impaired. The initial transition evaluation is required to be and will be completed by September 30, 2002.

        The FASB also recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on April 1, 2003. Although the Company has not yet determined the transition amounts, the nature of its operations does not create significant asset retirement obligations; therefore, management does not expect the adoption of this standard to materially impact the Company’s financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect the adoption of this statement to have a material impact on its financial statements.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

        The Company has $208.0 million of debt outstanding, of which $9.6 million carries a variable rate of interest. Management does not believe the remaining level of variable rate debt exposes it to a material amount of interest rate market risk. However, the market value of the Company’s fixed rate debt fluctuates with changes in interest rates. The Company does not have any significant maturities of fixed rate debt occurring before fiscal 2004. The Company’s ability to refinance this fixed rate debt varies in response to significant changes in interest rates, among other factors.

        The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow’s revenues and expenses are denominated in British Pounds Sterling (“pound”). As of March 31, 2002, the Company did not have any nominal forward exchange contracts outstanding. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

ITEM 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Offshore Logistics, Inc.:

        We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                                                                                                                            /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
May 15, 2002

OFFSHORE LOGISTICS, INC. AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                                           March 31,
                                                                                -----------------------------

                                                                                    2002               2001
                                                                                ------------       ----------
                                                                                     (thousands of dollars)
Current assets:
     Cash and cash equivalents................................................... $   42,670       $   54,794
     Accounts receivable.........................................................    120,292          114,763
     Inventories.................................................................    100,849           81,578
     Prepaid expenses and other..................................................      9,391            6,900
                                                                                  ----------       ----------
          Total current assets...................................................    273,202          258,035

Investments in unconsolidated entities...........................................     21,103           17,868

Property and equipment  -- at cost
     Land and buildings..........................................................     13,686           10,990
     Aircraft and equipment .....................................................    653,225          603,021
                                                                                   ----------       ----------
                                                                                     666,911          614,011
     Less - Accumulated depreciation and amortization............................   (191,942)        (167,321)
                                                                                  ----------       ----------
                                                                                     474,969          446,690
Other assets.....................................................................     38,027           32,227
                                                                                  ----------       ----------
                                                                                  $  807,301       $  754,820
                                                                                  ==========       ==========

                                                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
     Accounts payable............................................................ $   30,312       $   32,401
     Accrued liabilities.........................................................     71,935           63,796
     Deferred taxes..............................................................      7,212           15,265
     Current maturities of long-term debt........................................     16,793           13,122
                                                                                  ----------       ----------
               Total current liabilities.........................................    126,252          124,584

Long-term debt, less current maturities..........................................    191,221          209,190
Other liabilities and deferred credits...........................................     37,520           15,071
Deferred taxes...................................................................     99,276           95,469
Minority interest................................................................     12,998           11,959
Commitments and contingencies....................................................         --               --
Stockholders' investment:
     Common stock, $.01 par value, authorized 35,000,000 shares; outstanding
         22,298,921 in 2002 and 21,815,421 in 2001 (exclusive of 1,281,050
         treasury shares)........................................................        223              218
     Additional paid in capital..................................................    135,886          127,554
     Retained earnings...........................................................    256,368          211,918
     Accumulated other comprehensive income (loss)...............................    (52,443)         (41,143)
                                                                                  ----------       ----------
                                                                                     340,034          298,547
                                                                                  ----------       ----------
                                                                                  $  807,301       $  754,820
                                                                                  ==========       ==========

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Year Ended March 31,
                                                                      ------------------------------------------
                                                                         2002             2001           2000
                                                                      ----------      -----------    -----------
                                                                                (thousands of dollars,
                                                                                except per share amounts)

Gross revenue:
     Operating revenue............................................... $  508,561      $  477,003     $   417,087
     Gain on disposal of assets......................................      3,553           1,187           3,516
                                                                      ----------      ----------     -----------
                                                                         512,114         478,190         420,603
                                                                      ----------      ----------     -----------

Operating expenses:
     Direct cost.....................................................    373,003         358,256         335,411
     Depreciation and amortization...................................     35,246          34,369          33,213
     General and administrative......................................     31,732          30,439          26,215
                                                                      ----------      ----------     -----------
                                                                         439,981         423,064         394,839
                                                                      ----------      ----------     -----------

         Operating income............................................     72,133          55,126          25,764

Equity in earnings from unconsolidated entities......................      6,604           5,173           4,196
Interest income......................................................      2,256           3,198           3,400
Interest expense.....................................................     15,825          18,385          18,527
Other income (expense), net..........................................      1,148             271              48
                                                                      ----------      ----------     -----------
         Income before provision for income taxes and
         minority interest...........................................     66,316          45,383          14,881
Provision for income taxes...........................................     20,263          14,067           4,586
Minority interest....................................................     (1,603)         (1,402)         (1,405)
                                                                      ----------      ----------     -----------

         Net income.................................................. $   44,450      $   29,914     $     8,890
                                                                      ==========      ==========     ===========

Net income per common share:
Basic ............................................................... $    2.02       $     1.41     $      0.42
                                                                      =========       ==========     ===========
Diluted ............................................................. $    1.84       $     1.32     $      0.42
                                                                      =========       ==========     ===========

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                          Accumulated
                                                                            Other
                                                          Additional     Comprehensive                  Total
                                         Common Stock       Paid in         Income       Retained    Stockholders'
                                    --------------------
                                      Shares    Amount     Capital         (Loss)        Earnings      Investment
                                    ---------   ------    -----------  ---------------   --------    --------------
                                                      (in thousands, except share amounts)

BALANCE - March 31, 1999...........   21,103,421  $ 211   $   116,053    $    (5,250)   $   173,114     $  284,128
    Comprehensive income:
      Net income...................           --     --            --             --          8,890          8,890
      Translation adjustments......           --     --            --         (3,999)            --         (3,999)
                                                                                                        ----------
    Total Comprehensive income.....                                                                          4,891
    Stock options exercised........        2,500     --            21             --             --             21
                                   -------------  -----   -----------    -----------    -----------     ----------

BALANCE - March 31, 2000...........   21,105,921    211       116,074         (9,249)       182,004        289,040
    Comprehensive income:
      Net income...................           --     --            --             --         29,914         29,914
      Translation adjustments......           --     --            --        (28,917)            --        (28,917)
      Pension liability adjustment
      (net of tax of $1,603).......           --     --            --         (2,977)            --         (2,977)
                                                                                                        ----------

    Total Comprehensive income (loss)                                                                       (1,980)
    Tax benefit related to the exercise
    of employee stock options......           --     --         2,403             --             --          2,403
    Stock options exercised........      709,500      7         9,077             --             --          9,084
                                   -------------  -----   -----------    -----------    -----------     ----------

BALANCE - March 31, 2001...........   21,815,421    218       127,554        (41,143)       211,918        298,547
    Comprehensive income:
      Net income...................           --     --            --             --         44,450         44,450
      Translation adjustments......           --     --            --          1,490             --          1,490
      Pension liability adjustment
      (net of tax of $6,367).......           --     --            --        (12,790)            --        (12,790)
                                                                                                        ----------

    Total Comprehensive income.....                                                                         33,150
    Tax benefit related to the exercise
    of employee stock options......           --     --           443             --             --            443
    Acquisition....................      365,000      4         6,387             --             --          6,391
    Stock options exercised........      118,500      1         1,502             --             --          1,503
                                   -------------  -----   -----------    -----------    -----------     ----------

BALANCE - March 31, 2002...........   22,298,921 $  223   $   135,886    $   (52,443)   $   256,368     $  340,034
                                   ============= ======   ===========    ===========    ===========     ==========

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended March 31,
                                                                    -----------------------------------------
                                                                       2002            2001            2000
                                                                    ---------      ----------     -----------
                                                                            (thousands of dollars)
Cash flows from operating activities:
     Net income................................................... $   44,450      $   29,914     $     8,890
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization................................     35,246          34,369          33,213
     Deferred income taxes........................................      9,407           7,173           3,513
     Gain on asset dispositions...................................     (3,553)         (1,187)         (3,516)
     Equity in earnings from unconsolidated entities (over) under
         dividends received.......................................     (2,455)         (2,586)         (4,205)
     Minority interest in earnings................................      1,603           1,402           1,405

Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable...................     (6,974)        (27,296)         (8,434)
     (Increase) decrease in inventories...........................    (16,673)         (5,714)          1,847
     (Increase) decrease in prepaid expenses and other............     (3,625)          5,219          (5,383)
     Increase (decrease) in accounts payable......................     (2,905)          4,505          (4,454)
     Increase (decrease) in accrued liabilities...................      7,697          14,179          11,294
     Increase (decrease) in other liabilities and deferred credits      2,126             569             (67)
                                                                   ----------      ----------     -----------
Net cash provided by operating activities.........................     64,344          60,547          34,103
                                                                   ----------      ----------     -----------

Cash flows from investing activities:
     Capital expenditures.........................................    (75,281)        (39,455)        (74,681)
     Proceeds from asset dispositions.............................     11,354           5,140          10,302
     Acquisition, net of cash received............................        554              --              --
     Investments..................................................       (876)         (1,200)             --
                                                                   ----------      ----------     -----------
Net cash used in investing activities.............................    (64,249)        (35,515)        (64,379)
                                                                   ----------      ----------     -----------

Cash flows from financing activities:
     Proceeds from borrowings.....................................      1,513           2,605           6,452
     Repayment of debt............................................    (15,045)        (18,200)         (8,268)
     Issuance of common stock.....................................      1,503           9,084              21
                                                                   ----------      ----------     -----------
Net cash used in financing activities.............................    (12,029)         (6,511)         (1,795)
                                                                   ----------      ----------     -----------

Effect of exchange rate changes in cash and cash equivalents......       (190)         (1,662)           (588)

Net increase (decrease) in cash and cash equivalents..............    (12,124)         16,859         (32,659)
Cash and cash equivalents at beginning of period..................     54,794          37,935          70,594
                                                                   ----------      ----------     -----------

Cash and cash equivalents at end of period........................ $   42,670      $   54,794     $    37,935
                                                                   ==========      ==========     ===========

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations — The Company’s most significant area of operation is supplying helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production personnel and medical support services to the worldwide oil and gas industry.

        Basis of Presentation — The consolidated financial statements include the accounts of Offshore Logistics, Inc., a Delaware corporation (“OLOG”) and its majority owned and non-majority owned entities including Bristow Aviation Holdings Limited (“Bristow”), collectively referred to as “the Company”, after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned affiliates over which the Company has the economic risk of the operating assets and related results are consolidated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in which the Company does not exercise significant influence are accounted for under the cost method whereby dividends are recognized as revenue when received.

        During April 2001, the Company completed operating and control revisions with its partners in a Norwegian joint venture. As a result, effective April 1, 2001, the Company no longer consolidates the results of the Norwegian joint venture in its financial statements and instead treats the investment as an unconsolidated entity accounted for on the cost method of accounting (see Note C).

        Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- The Company's cash equivalents include funds invested in highly liquid debt instruments with original maturities of 90 days or less.

        Accounts Receivable -- Trade and other receivables are stated at net realizable value and the allowance for uncollectable accounts was $5,058,000 and $5,433,000 at March 31, 2002 and 2001, respectively. During the years ended March 31, 2002, 2001 and 2000 the Company increased the allowance account through charges to expense by $724,000, $880,000 and $901,000 respectively and decreased the allowance account for write-offs and recoveries of specifically identified uncollectable accounts by $1,116,000, $27,000 and $0 respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

        Inventories -- Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4,004,000 at March 31, 2002 and $3,958,000 at March 31, 2001. During the year ended March 31, 2002, the Company increased the valuation reserve through charges to expense by $500,000 and decreased the valuation reserve for write-offs of specifically identified obsolete and excess inventory by $454,000. There were no charges to operations during the years ended March 31, 2001 and 2000.

        Other Assets -- At March 31, 2002, $20,210,000 of goodwill, net of accumulated amortization of $8,447,000, was included in other assets. Prior to April 1, 2002, goodwill was amortized using the straight-line method over a period of 20 years. See effect of recent accounting pronouncements below for accounting policy regarding goodwill amortization reflecting the adoption of Statement of Financial Accounting Standards “SFAS” No. 142 “Goodwill and Other Intangible Assets.” Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired companies and their contribution to the overall operations of the Company. Should this assessment indicate that the carrying value is not reasonable, the excess of the carrying value over the discounted cash flows would be recognized as an impairment loss.

     Also included in other assets is restricted cash of £4.8 million ($6.8 million) and debt issuance costs of $2.4 million, being amortized over the life of the related debt.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

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

        Maintenance and Repairs -- The Company recognizes maintenance and repair costs, including major aircraft component overhaul costs, in earnings as the costs are incurred. Certain major aircraft components, primarily engines and transmissions, are maintained by third party vendors under contractual arrangements. The maintenance costs related to these contractual arrangements are recorded ratably as the components are used to generate flight revenue.

        The Company capitalizes betterments and improvements to its aircraft and amortizes such costs over the useful lives of the aircraft. Betterments and improvements increase the life or utility of an aircraft.

        Income Taxes — Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this statement, deferred income taxes are provided for by the asset and liability method.

        Foreign Currency Translation — Bristow maintains its accounting records in its local currency (British Pounds Sterling). Foreign currencies are converted to United States Dollars with the effect of the foreign currency translation reflected as a component of shareholders’ investment in accordance with SFAS No. 52, “Foreign Currency Translation.” Foreign currency transaction gains or losses are credited or charged to income and such amounts are included in other income (expense).

        Derivative Financial Instruments — Effective April 1, 2001, the Company adopted SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” that amends certain provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s financial statements.

      The Company enters into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business. Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. As of March 31, 2002, the Company had no forward exchange contracts outstanding. The amount of gains and losses recognized in earnings on foreign currency hedging contracts during the year was immaterial.

        Financial instruments may be designated as a hedge at inception where there is a direct relationship to the price risk associated with the related service and parts. Hedge contracts are recorded at cost and periodic adjustments to fair market value are deferred and recorded as a component of equity in Other Comprehensive Income. Settlements of hedge contracts are recorded to costs or revenues as they occur. If the direct relationship to price risk ceases to exist, and a hedge is no longer deemed effective at reducing the intended exposure, fair value of a forward contract at that date is recognized over the remaining term of the contract. Subsequent changes in the fair value of ineffective contracts are recorded to current earnings.

        The Company used an interest rate swap to manage a portion of its interest rate exposure. The fair value of the swap at April 1, 2001 was immaterial and the swap matured during December 2001. Settlements on the interest rate swap were recognized over the life of the agreement as adjustments to interest expense of the liability being hedged. Changes in fair value of interest rate swaps not qualifying for hedge accounting are recorded to current earnings.

     Stock Compensation -- The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

        Effect of Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards significantly changed the Company’s prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The standards must be implemented for fiscal years beginning after December 15, 2001. Accordingly, the Company will cease to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $1.1 million for each of the years ended March 31, 2002, 2001 and 2000. No amortization was recorded during fiscal 2002 related to Pueblo Acquisition goodwill (See Note I). The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill will be impaired. The initial transition evaluation is required to be and will be completed by September 30, 2002.

        The FASB also recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on April 1, 2003. Although the Company has not yet determined the transition amounts, the nature of its operations does not create significant asset retirement obligations; therefore, management does not expect the adoption of this standard to materially impact the Company’s financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect the adoption of this statement to have a material impact on its financial statements.

        Other – The Company recorded restructuring charges of $1.5 million and $5.0 million (which is included in direct costs in the accompanying statement of income) in the first quarter of fiscal 2001 and in the second quarter of fiscal 2000, respectively, related to staffing level adjustments necessitated by the termination of certain North Sea contracts. Substantially all amounts identified with these restructuring charges were disbursed by the end of the respective fiscal year in which they were first accrued.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B — LONG-TERM DEBT

        Long-term debt at March 31, 2002 and 2001 consisted of the following (thousands of dollars):

                                                                                      March 31,
                                                                          ----------------------------------
                                                                               2002                  2001
                                                                          ------------          ------------
       7 7/8% Senior Notes due 2008...................................... $    100,000          $    100,000
       6% Convertible Subordinated Notes due 2003........................       90,922                90,922
       Term Loan with a syndicate of United Kingdom banks................           --                 7,447
       Term Loan with a United Kingdom bank..............................        6,399                 9,652
       Capital Lease Obligation..........................................           --                 3,498
       Management Fee Debt (see Note J)..................................        1,069                 2,495
       Term loan with an unconsolidated affiliate........................        9,624                 8,298
                                                                          ------------          ------------
           Total debt....................................................      208,014               222,312
           Less current maturities.......................................       16,793                13,122
                                                                          ------------          ------------

           Total long-term debt.......................................... $    191,221          $    209,190
                                                                          ============          ============

        On January 27, 1998, the Company issued $100 million aggregate principal amount of 7 7/8% Senior Notes (“Senior Notes”) due 2008 discounted to yield 7.915%. The Senior Notes are guaranteed by certain of the Company’s subsidiaries (see Note M).

        On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes (“6% Notes”) due December 2003. The 6% Notes are convertible at any time into the Company’s Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes) and are redeemable at the option of the Company. The Company issued $7.5 million of the 6% Notes to Caledonia Investments plc in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow. During 1999, the Company repurchased $7.1 million face value of the 6% Notes in the open market at a gain to the Company, which was not material.

        Bristow renewed a term loan with a syndicate of United Kingdom banks on January 26, 1998, that was repayable in semi-annual installments varying from $1.4 million to $4.3 million (£1.0 million to £3.0 million) through December 31, 2002. Bristow prepaid the outstanding balance of £5.2 million ($7.4 million) in July 2001. The term interest rate was 0.8% above LIBOR. The average interest rate for the term loan during the years ended March 31, 2002 and 2001 was 6.27% and 6.97%, respectively. The term loan was guaranteed by certain United Kingdom subsidiaries of Bristow and was secured by a negative pledge on all Bristow assets. The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on this floating rate long-term debt. This interest swap agreement matured during December 2001.

        In May 1997, the Company acquired five aircraft (including four AS332L Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and borrowed an additional $20.0 million of 7.9% fixed rate financing from a United Kingdom bank that amortizes over five years to complete this transaction. The balance outstanding at March 31, 2002 of $6.4 million is secured by aircraft with a net book value of $27.2 million.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The obligation under capital lease was paid in March 2002. The lease was secured by the aircraft and the guarantee of Bristow. The term loan with an unconsolidated affiliate bears interest at the prime rate of a United Kingdom bank plus 0.5% and is due December 21, 2002.

        Bristow has a £9.0 million ($12.8 million) revolving credit facility, with a United Kingdom bank, which is due on demand. The facility is available for working capital requirements. All advances under the revolving credit facility bear interest at 0.7% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of all Bristow assets. There were no borrowings under this revolving credit facility as of March 31, 2002; however, availability on the line was reduced by £2.3 million ($3.3 million) of outstanding guarantees on certain obligations of Bristow.

        At March 31, 2002, the Company had a $30 million unsecured line of credit with a U.S. bank that expires on August 31, 2003. There were no borrowings under this line as of March 31, 2002. The rate of interest payable under the line of credit is LIBOR rate plus 1.25%. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of 0.20% on the average unused portion of the line.

      Among other restrictions, the credit agreements and notes contain covenants relating to liens, consolidated net worth, liquidity and cash flow coverage (as defined in the agreements). The Company is in compliance with all covenants. Aggregate annual maturities for all long-term debt for the next five years are as follows: 2003-- $16.8 million; 2004-- $91.2 million; 2005-- $0 million; 2006-- $0 million; and 2007-- $0 million.

        Interest paid during the year was $14,625,000, $16,670,000 and $18,088,000 for 2002, 2001 and 2000, respectively.

        The estimated fair value of the Company’s total debt at March 31, 2002 and 2001 was $214.4 million and $228.7 million, respectively, based on quoted market prices for the publicly listed 6% Notes and the Senior Notes and the current rates offered to the Company on other outstanding obligations.

C — INVESTMENTS IN UNCONSOLIDATED ENTITIES

        The Company has two principal unconsolidated entities that are accounted for on the cost method, Hemisco Helicopters International, Inc. (“HHII”) and Petroleum Air Services (“PAS”), as the Company is unable to exert significant influence over their operations and two principal unconsolidated entities (“FBS Limited” and “FB Heliservices Limited”), which it accounts for under the equity method. Each of these four investments is described in further detail below.

        The Company has a 49% investment in HHII and related venture companies. The Company’s investment in HHII was $2,637,000 at March 31, 2002 and 2001. During 2002, 2001 and 2000 $2,230,000, $1,994,000 and $0, respectively, in dividends were received from HHII.

        The Company has a 25% investment in PAS, an Egyptian helicopter venture. The Company’s investment in the venture was $6,286,000 at March 31, 2002 and $5,986,000 at March 31, 2001. During 2002, 2001 and 2000, $1,914,000, $1,593,000 and $1,793,000, respectively, in dividends were received from the venture. During 2002, the venture’s Board of Directors approved a cash dividend, of which the Company’s share applicable to fiscal year 2003 is approximately $2.0 million.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Bristow has a 50% investment in FBS which was formed in 1996 and was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School (“DHFS”), a newly established training school for all branches of the British military, under a fifteen year contract valued at approximately £500 million over the full term. FBS purchased and specially modified 47 aircraft and maintains a staff of approximately 565 employees dedicated to conducting these training activities, which began in May 1997. Prior to FBS, Bristow had provided similar pilot training and maintenance services to the British Army Air Corps since 1963. Bristow’s partner in FBS had similar experience in providing training services to other branches of the British military. Bristow and its partner have given joint and several guarantees related to the performance of this contract. Bristow has also guaranteed repayment of up to £15 million ($21.4 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above. In April 2001, FB Heliservices Limited (“FBH”) was formed to provide airfield and associated services to FBS in support of the contract with the British military. Bristow has a 50% interest in FBH. To date, FBS and FBH have not paid any cash dividends, although certain income tax benefits have been distributed to Bristow. Bristow’s investment in FBS and FBH was $8,171,000 and $5,745,000 at March 31, 2002 and 2001, respectively. In the following unaudited table, FBS and FBH represent $116,067,000 and $112,008,000 of the assets and $4,638,000 and $(1,851,000) of equity (deficit) at March 31, 2002 and 2001, respectively. FBS and FBH also represent $50,684,000, $52,794,000 and $54,262,000 of revenue and $4,787,000, $3,033,000 and $4,737,000 of net income for the years ended March 31, 2002, 2001 and 2000, respectively.

        A summary of combined unaudited financial information of these principal unconsolidated entities is set forth below (thousands of dollars):

                                                                                March 31,
                                                                ------------------------------------
                                                                    2002                     2001
                                                                -----------               ----------
                                                                (unaudited)               (unaudited)
       Current assets.......................................... $    83,185               $   98,258
       Non-current assets......................................     130,189                  110,035
                                                                -----------               ----------
           Total assets........................................ $   213,374               $  208,293
                                                                ===========               ==========

       Current liabilities..................................... $    40,897               $   28,737
       Non-current liabilities.................................      94,287                  103,289
       Equity..................................................      78,190                   76,267
                                                                -----------               ----------
           Total liabilities and equity........................ $   213,374               $  208,293
                                                                ===========               ==========

                                                                       Year Ended March 31,
                                                     --------------------------------------------------------
                                                          2002                2001                 2000
                                                     --------------      ---------------      ---------------
                                                       (unaudited)         (unaudited)          (unaudited)

       Revenues..................................... $      139,140      $       140,506      $       109,549
                                                     ==============      ===============      ===============
       Gross profit................................. $       46,456      $        41,136      $        32,682
                                                     ==============      ===============      ===============
       Net income................................... $       23,566      $        20,415      $        14,680
                                                     ==============      ===============      ===============

        During 2002, 2001 and 2000, respectively, revenues of $21,269,000, $30,969,000 and $15,646,000 were recognized for services provided to these affiliates by the Company. At March 31, 2002, $3,721,000 was due from these affiliates.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company has a 49% investment in Norsk Helikopter AS (“Norsk”). During April 2001, the Company completed operating and control revisions with its partners in Norsk. As a result, effective April 1, 2001, the Company no longer consolidates the results of Norsk in its financial statements and instead treats the investment as an unconsolidated entity accounted for on the cost method of accounting. The cost method of accounting is used, as the Company’s ability to exercise significant influence over the operation of the joint venture has been diminished. The Company is not obligated under any agreement to provide continuing financial support to Norsk. If the Company continued to consolidate the financial position and net results of operations of the joint venture, the impact on working capital and long-term assets and liabilities at March 31, 2002 would not have been material; revenue would have increased by $26.2 million and net income by $0.6 million, or $.02 per diluted share, for the current year. The carrying value of this investment was $2,131,000 at March 31, 2002.

        The Company also has a 20% investment in a Brazilian helicopter venture which it accounts for under the cost method. The carrying value of this investment was $1,425,000 at March 31, 2002.

D — INVESTMENT IN MARKETABLE SECURITIES

        Under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 2002 and 2001, the Company had £4.8 million ($6.8 million) of UK government securities classified as available-for-sale included in other assets. The estimated fair market value approximates book value at March 31, 2002 and 2001.

E — COMMITMENTS AND CONTINGENCIES

        The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $4,438,000 in 2002, $4,344,951 in 2001 and $4,605,000 in 2000. On March 29, 1999, the Company entered into an eight year operating lease for a new aircraft under which it provided the lessor with a residual value guarantee of up to 15% ($1,972,000) of the aircraft’s original cost. During 2000, the Company entered into a similar lease for a second aircraft of comparable value providing the lessor with a residual value guarantee of up to 15% ($1,870,000) of the aircraft’s original cost. As of March 31, 2002, aggregate future payments under noncancelable operating leases are as follows: 2003 — $4,343,000; 2004 — $3,860,000; 2005 — $3,786,000; 2006 — $3,764,000 and 2007 — $3,694,000.

        On November 16, 1999, the Office and Professional Employees International Union (“OPEIU”) petitioned the National Mediation Board (“NMB”) to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. The election for Air Logistics, L.L.C. was held on March 13, 2000 with the mechanics voting against union representation. On January 17, 2001, the OPEIU notified the Company that it had begun organizing efforts with respect to the mechanics for a second time at Air Logistics, L.L.C. On January 15, 2002, the Company received notification from the NMB that the OPEIU had filed for an election to represent Air Logistics, L.L.C. mechanics and related employees. The election was held on March 19, 2002 with the mechanics voting against union representation. With respect to the Alaska-based mechanics (approximately 20 employees), the NMB dismissed the matter on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers (“IUOE”). Negotiations with the IUOE are in progress. The Company does not believe that current ongoing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F — INCOME TAXES

        The components of deferred tax assets and liabilities are as follows (thousands of dollars):

                                                                                 March 31,
                                                                        ----------------------------
                                                                           2002                2001
                                                                        ----------        ----------

      Deferred Tax Assets:
          Foreign tax credits.......................................... $   90,580        $   84,577
          Other........................................................     18,924            22,453
          Valuation allowance..........................................    (34,628)          (37,844)
                                                                        ----------        ----------
           Total deferred tax assets...................................     74,876            69,186
                                                                        ----------        ----------

      Deferred Tax Liabilities:
        Property and equipment.........................................   (158,474)         (143,533)
        Inventories....................................................     (9,343)           (8,211)
        Repairs and maintenance........................................     (5,322)           (5,301)
        Other..........................................................     (8,225)          (22,875)
                                                                        ----------        ----------
           Total deferred tax liabilities..............................   (181,364)         (179,920)
                                                                        ----------        ----------

      Net deferred tax liabilities..................................... $ (106,488)       $ (110,734)
                                                                        ==========        ==========

        Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit is limited by the total income tax on the United States income tax return as well as by the ratio of foreign source income in each statutory category to total income. Excess foreign tax credits may be carried back two years and forward five years. As of March 31, 2002 and 2001, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all the foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits. Certain of the above components have changed due to fluctuations in foreign currency rates.

        The components of income from continuing operations before provision for income taxes and minority interest for the years ended March 31, 2002, 2001 and 2000 are as follows (thousands of dollars):

                                                                           Year Ended March 31,
                                                              ---------------------------------------------
                                                                   2002              2001            2000
                                                              -----------       -----------      ----------

      Domestic............................................... $   21,867        $  12,365        $    8,301
      Foreign................................................     44,449           33,018             6,580
                                                              ----------        ---------        ----------
      Total.................................................. $   66,316        $  45,383        $   14,881
                                                              ==========        =========        ==========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      The provision for income taxes for the years ended March 31, 2002, 2001 and 2000 consisted of the following (thousands of dollars):

                                                                           Year Ended March 31,
                                                              ---------------------------------------------
                                                                   2002              2001            2000
                                                              -----------       -----------      ----------

      Current:
        Domestic............................................. $    1,117        $   1,666        $  (5,565)
        Foreign..............................................      6,960            7,293            6,335
                                                              ----------        ---------        ---------
                                                                   8,077            8,959              770
                                                              ----------        ---------        ---------

      Deferred:
        Domestic.............................................     15,065            4,648            8,073
        Foreign..............................................       (626)             460           (3,005)
                                                              ----------        ---------        ---------

                                                                  14,439            5,108            5,068
                                                              ----------        ---------        ---------

      Decrease in valuation allowance........................     (2,253)              --           (1,252)
                                                              ----------        ---------        ---------
      Total.................................................. $   20,263        $  14,067        $   4,586
                                                              ==========        =========        =========

        The reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                          Year Ended March 31,
                                                               -------------------------------------------
                                                                  2002            2001            2000
                                                               --------         --------        ----------

       Statutory rate........................................    35.0%            35%            35%
       Utilization of foreign tax credits....................    (7.7)%           (15)%            (8)%
       Additional taxes on foreign source income.............    10.0%            17%            19%
       Foreign source income not taxable.....................    (3.3)%            (4)%            (9)%
       Change in valuation allowance.........................    (2.3)%             0%            (8)%
       State taxes provided..................................     0.5%             1%             1%
       Effect of UK rate change..............................       --              0%            (1)%
       Other, net............................................    (1.6)%            (3)%             2%
                                                               --------          ------          -------

       Effective tax rate....................................     30.6%             31%             31%
                                                               ========          ======          =======

        The Internal Revenue Service has examined the Company’s Federal income tax returns for all years through 1996. The years have been closed through 1998, either through settlement or expiration of the statute of limitations.

        Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $47.0 million at March 31, 2002. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

        The Company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the Company’s effective income tax rate. The tax benefit for the years ended March 31, 2002, 2001 and 2000 totaled approximately $0.4 million, $2.4 million and $0, respectively.

        Income taxes paid during 2002, 2001 and 2000 were $7,155,000, $5,756,000 and $7,042,000, respectively.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

        The Company currently has two qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

        The Offshore Logistics, Inc. Employee Savings and Retirement Plan (“OLOG Plan”) covers corporate and Air Log employees. Under the OLOG Plan, the Company matches each participant’s contributions up to 3% of the employee’s compensation. In addition, the Company contributes an additional 3% of the employee’s compensation at the end of each calendar year.

        The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible GPM employees. The Company matches each participant’s contributions up to 3% of the employee’s compensation, plus a 50% match of contributions up to an additional 2% of compensation.

        Bristow has a defined benefit retirement plan, which covers all full-time employees of Bristow employed on or before December 31, 1997. The plan is funded by contributions partly from employees and partly from Bristow. Members contribute up to 7.5% of pensionable salary (as defined) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee’s annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the United Kingdom. Effective March 31, 2002, this plan was amended to limit the rate of annual increases in pensionable salary to the lesser of 1) annual increases in a retail price index or 2) 5%. In addition the amendment requires participants to contribute an additional 2% of pensionable salary to the plan. The amendment also introduces a defined contribution element to the plan effective July 1, 2002, whereby Bristow will make contributions of up to 7% of the excess of a participant’s salary over his pensionable salary. The participants will be allowed to make contributions into this portion of the plan. For employees hired after December 31, 1997, Bristow contributes 4% (5% for pilots) of the employee’s base salary into a defined contribution retirement plan operated by a private insurance company.

      The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets in accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), sets forth the defined benefit retirement plan's funded status in accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87) and a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87 (in thousands of dollars):

                                                                    March 31,
                                                            ------------------------
                                                              2002            2001
                                                            ---------     ----------

      Change in Benefit Obligation:
      -----------------------------

      Projected benefit obligation (PBO) at beginning
        of period......................................... $  231,441     $  275,277
      Service cost........................................      5,354          6,893
      Interest cost.......................................     14,576         15,412
      Member contributions................................      2,026          2,090
      Actuarial (gain)/loss...............................     15,041        (29,616)
      Amendments..........................................    (20,384)            --
      Benefit payments and expenses.......................     (8,965)        (9,181)
      Effect of exchange rate changes.....................        872        (29,434)
                                                           ----------     ----------
      Projected benefit obligation (PBO) at end of period. $  239,961     $  231,441
                                                           ==========     ==========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

                                                                  March 31,
                                                           -------------------------
                                                             2002            2001
                                                           ----------     ----------
      Change in Plan Assets:
      ----------------------

      Market value of assets at beginning of period....... $  220,714     $  263,582
      Actual return on assets.............................     (2,244)       (13,787)
      Employer contributions..............................      5,943          6,157
      Member contributions................................      2,026          2,090
      Benefit payments and expenses.......................     (8,965)        (9,181)
      Effect of exchange rate changes.....................        889        (28,147)
                                                           ----------     ----------
      Market value of assets at end of period............. $  218,363     $  220,714
                                                           ==========     ==========

      Reconciliation of Funded Status:
      --------------------------------

      Accumulated benefit obligation (ABO)................ $  239,961     $  225,293
      Projected Benefit Obligation (PBO)..................    239,961        231,441
      Fair value of assets................................    218,363        220,714
                                                           ----------     ----------
      Excess (deficit) of assets over PBO.................    (21,598)       (10,727)
      Unrecognized prior service credit...................    (20,400)            --
      Unrecognized experience losses......................     51,152         17,717
                                                           ----------     ----------
      Prepaid pension cost................................      9,154          6,990
      Adjustment to recognize minimum liability...........    (30,752)       (11,569)
                                                           ----------     ----------
      Net recognized pension liability.................... $  (21,598)    $   (4,579)
                                                           ==========     ==========

                                                                     Year Ended March 31,
                                                            ---------------------------------------
                                                              2002            2001          2000
                                                            ---------     ----------     ----------

      Components of Net Periodic Pension Cost:
      ----------------------------------------

      Service cost for benefits earned during the period.. $    5,354     $    6,893     $    9,190
      Interest cost on PBO................................     14,576         15,412         15,196
      Expected return on assets...........................    (16,135)       (17,194)       (19,547)
                                                           ----------     ----------     ----------
      Net periodic pension cost........................... $    3,795     $    5,111     $    4,839
                                                           ==========     ==========     ==========

Actuarial assumptions used to develop these components were as follows:

                                                               2002         2001        2000
                                                              ------       ------      ------

      Discount rate........................................    6.25%       6.25%        6.00%
      Expected long-term rate of return on assets..........    7.25%       7.25%        7.00%
      Rate of compensation increase........................    2.50%       4.25%        4.75%

     The Company's contributions to the three plans were $8,796,000, $8,405,000 and $9,702,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive and Stock Option Plans

        Under the 1994 Long-Term Management Incentive Plan, as amended (“1994 Plan”), a maximum of 1,900,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees. Awards granted under the 1994 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Incentive stock option prices are determined by the Board and cannot be less than fair market value at the date of grant. Non-qualified stock option prices cannot be less than 50% of the fair market value at the date of grant.

        The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of Restricted Stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $1,812,000, $2,897,000 and $418,000 for the years ended March 31, 2002, 2001 and 2000, respectively. There were no shares of Restricted Stock outstanding as of March 31, 2002.

        The 1991 Non-qualified Stock Option Plan for Non-employee Directors (“1991 Plan”) provided for a maximum of 200,000 shares of Common Stock to be reserved for issuance pursuant to such plan. As of the date of each annual meeting, each non-employee director who meets certain attendance criteria will automatically be granted an option to purchase 2,000 shares of the Company’s Common Stock. The exercise price of the options granted shall be equal to the fair market value of the Common Stock on the date of grant and are exercisable not earlier than six months after the date of grant and have an indefinite term.

        Under the Company’s stock option plans there were 1,022,802 shares of Common Stock reserved for issue at March 31, 2002, of which 98,302 shares are available for future grants.

        The Company accounts for its stock-based compensation under APB No. 25. Had compensation cost been determined based on the fair value at the grant date consistent with the optional provisions of SFAS No. 123, the Company’s net income and earnings per common share would have approximated the pro forma amounts below:

                                                                Year Ended March 31,
                                             ------------------------------------------------------------
                                                  2002                  2001                   2000
                                             ---------------       ---------------        ---------------
       Net income (in thousands):
          As reported....................... $   44,450               $   29,914            $   8,890
          Pro forma......................... $   42,568               $   28,234            $   7,890

       Basic earnings per share:
          As reported....................... $     2.02               $     1.41            $    0.42
          Pro forma  ....................... $     1.94               $     1.33            $    0.37

       Diluted earnings per share:
          As reported....................... $     1.84               $     1.32            $    0.42
          Pro forma......................... $     1.77               $     1.31            $    0.37

      The effects of applying SFAS No. 123 to this pro forma disclosure are not indicative of future amounts.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

        A summary of the Company’s stock options as of March 31, 2002, 2001 and 2000 and changes during the periods ended on those dates is presented below:

                                                                     Weighted-Average              Number
                                                                       Exercise Price             of Shares
                                                                    ---------------------      ------------

     Balance at March 31, 1999..........................................  $14.70                   912,500
       Granted..........................................................   11.11                   355,500
       Exercised........................................................    8.25                    (2,500)
       Expired or cancelled.............................................   13.86                   (68,500)
                                                                                                ----------
     Balance at March 31, 2000..........................................   13.69                 1,197,000
       Granted..........................................................   12.67                   296,000
       Exercised........................................................   12.80                  (709,500)
       Expired or cancelled.............................................   16.72                   (40,000)
                                                                                                ----------
     Balance at March 31, 2001..........................................   13.97                   743,500
       Granted..........................................................   20.48                   323,500
       Exercised........................................................   12.68                  (118,500)
       Expired or cancelled.............................................   19.55                   (24,000)
                                                                                                ----------
     Balance at March 31, 2002..........................................  $16.27                   924,500
                                                                                                ==========

        As of March 31, 2002, 2001 and 2000, the number of options exercisable under the stock option plans was 617,000, 454,500 and 855,500, respectively; and the weighted average exercise price of those options was $14.16, $14.98 and $14.73, respectively.

        The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $9.91, $6.21 and $5.07 per option, respectively. The fair value of options granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2002             2001              2000
                                           --------          -------          --------
       Risk-free interest rate                4.6%            6.7%              5.8%
       Expected life                        4 years          4 years           4 years
       Expected volatility                     57%            54%                50%
       Expected dividend yield                  0%             0%                 0%

        The following table summarizes information about stock options outstanding as of March 31, 2002:

                                            Options Outstanding                        Options Exercisable
                               --------------------------------------------         ----------------------------
                                                 Wgtd. Avg.      Wgtd. Avg.                            Wgtd. Avg.
           Range of                Number        Remaining       Exercise              Number          Exercise
       Exercise Prices          Outstanding     Contr. Life        Price             Exercisable        Price
      ------------------       ------------     -----------    ------------          -----------      -----------
-

       $  7.375 - $12.125          119,000            6.87         $10.96             119,000         $10.96
       $ 12.440 - $16.250          364,500            7.91         $13.03             314,500         $12.52
       $ 18.063 - $21.340          441,000            7.68         $20.38             183,500         $19.04
                                   -------                                            -------
       $  7.375 - $21.340          924,500            7.66         $16.27             617,000         $14.16
                                   =======                                            =======

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H — EARNINGS PER SHARE

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended March 31, 2002 and March 31, 2001 were determined on the assumption that the convertible debt was converted on April 1, 2001 and April 1, 2000, respectively. The computation of diluted earnings per common share for year ended March 31, 2000 excluded 3,976,928 shares related to the convertible debt, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the years ended March 31, 2002, 2001 and 2000 excluded 217,797, 300,818 and 1,028,599 stock options, respectively, at a weighted average exercise price of $21.34, $19.15 and $14.37, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

                                                                           Year Ended March 31,
                                                              ----------------------------------------------
                                                                  2002              2001           2000
                                                              ------------      ------------    ------------

Income from continuing operations (thousands of dollars):
     Income available to common stockholders................. $     44,450      $     29,914    $      8,890
     Interest on convertible debt, net of taxes..............        3,791             3,764              --
                                                              ------------      ------------    ------------
     Income available to common stockholders, plus
         assumed conversions................................. $     48,241      $     33,678    $      8,890
                                                              ============      ============    ============

Shares:
     Weighted average number of common shares outstanding....   21,997,343        21,236,695      21,103,435
     Options ................................................      193,656           309,336          12,734
     Convertible debt........................................    3,976,928         3,976,928              --
                                                              ------------      ------------    ------------
     Weighted average number of common shares outstanding,
         including assumed conversions.......................   26,167,927        25,522,959      21,116,169
                                                              ============      ============    ============

Income from continuing operations:
     Basic earnings per share................................ $       2.02      $      1.41     $       0.42
                                                              ============      ===========     ============

     Diluted earnings per share.............................. $       1.84      $      1.32     $       0.42
                                                              ============      ===========     ============

        The Company adopted a stockholder rights plan on February 9, 1996, designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right (“Right”) on each share of the Company’s common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right entitles its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 10 percent or more of the Company’s common stock. The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 26, 2006.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I -- ACQUISITION

        On December 21, 2001, the Company acquired 100% of the common stock of Cox, Kraay & Associates and its wholly-owned subsidiary Pueblo Airmotive, Inc. (“Pueblo”). Headquartered in Tucson, Arizona, Pueblo is an aircraft engine and component overhaul company. Pueblo was formerly affiliated with a group of entities that the Company joint ventures with in Mexico. The capabilities of and services offered by Pueblo will provide the Company with an in-house option for the repair and overhaul of certain engine types as well as establish the Company’s entry into the third party market for these services. The acquisition was accounted for under the purchase method, and the results of Pueblo from the date of acquisition are included in consolidated results. The purchase price was comprised of cash of $100,000 and the issuance of 365,000 shares of the Company’s common stock. The closing price of the stock on the date of acquisition was $17.51 and has been allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired of $6.4 million was allocated to goodwill, none of which is deductible for tax purposes. The Company is in the process of obtaining information about the fair value of the tangible net assets, therefore the purchase price allocation is preliminary and subject to change.

J -- RELATED PARTIES

        On December 19, 1996, OLOG acquired 49% of the common stock and a significant amount of Bristow subordinated debt as further discussed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“BHGL”). Bristow is organized with three different classes of ordinary shares (common stock) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a Norwegian investor (the “E.U. Investor”), own 49%, 49% and 2%, respectively, of Bristow’s total outstanding ordinary shares.

        The Company paid £80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of common stock on December 19, 1996 for its ownership of Bristow. Caledonia received 1,300,000 shares of the common stock and BHGL’s management received 74,389 shares. In addition, the Company acquired £5.0 million ($8.4 million) principal amount of BHGL’s subordinated debt for cash of approximately £5.4 million ($8.9 million) including accrued interest.

        In addition to its ownership of 49% of Bristow’s outstanding ordinary shares and £5.0 million principal amount of Bristow’s subordinated debt, the Company acquired £91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Bristow had the right to defer payment of interest on such debt until January 31, 2002. Any such deferred interest would also accrue interest at an annual rate of 13.5%.

        The Company, Caledonia, the E.U. Investor and Bristow entered into a shareholders’ agreement respecting, among other things, the composition of the board of directors of Bristow. On matters coming before Bristow’s board, Caledonia’s appointees have a total of five votes and the four other directors have one vote each. So long as Caledonia has a significant interest in the shares of Common Stock issued to it pursuant to the transaction or maintains its voting control of Bristow, Caledonia will have the right to nominate two persons to the board of directors of the Company and to replace any such directors so nominated.

        Caledonia, the Company and the E.U. Investor also entered into a Put/Call Agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to sell such shares to the Company. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the Put/Call Agreement. Any put or call of the Bristow shares will be subject to the approval of the Civil Aviation Authority (“CAA”). Caledonia receives management fees from Bristow that are payable semi-annually in advance with £750,000 remaining to be paid through December 2003.

        See Note C for discussion of the Company’s investments in and transactions with unconsolidated entities. See Note I for discussion of an acquisition of a company formerly affiliated with a group of entities that the Company joint ventures with in Mexico.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

K — SEGMENT INFORMATION

        The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: helicopter activities and production management and related services. Air Log and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services to the domestic and international oil and gas industry. The following shows reportable segment information for the years ended March 31, 2002, 2001 and 2000, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

                                                                                  Year Ended March 31,
                                                                ------------------------------------------------------
                                                                   2002                  2001                 2000
                                                                ------------         ------------         ------------

Segment operating revenue from external customers:
     Helicopter activities..................................... $   462,099          $   427,958          $   376,995
     Production management and related services................      45,685               48,458               39,703
                                                                -----------          -----------          -----------
         Total segment operating revenue....................... $   507,784          $   476,416          $   416,698
                                                                ===========          ===========          ===========

Intersegment operating revenue:
     Helicopter activities..................................... $     4,845          $     3,531          $     2,898
     Production management and related services................          --                   --                   --
                                                                -----------          -----------          -----------
         Total intersegment operating revenue.................. $     4,845          $     3,531          $     2,898
                                                                ===========          ===========          ===========

Consolidated operating revenue reconciliation:
     Helicopter activities..................................... $   466,944          $   431,489          $   379,893
     Production management and related services................      45,685               48,458               39,703
     Intersegment eliminations.................................      (4,845)              (3,531)              (2,898)
     Corporate.................................................         777                  587                  389
                                                                -----------          -----------          -----------
         Total consolidated operating revenue.................. $   508,561          $   477,003          $   417,087
                                                                ===========          ===========          ===========

Consolidated operating income reconciliation:
     Helicopter activities..................................... $    66,902          $    52,605          $    19,920
     Production management and related services................       2,186                2,542                2,088
                                                                -----------          -----------          -----------
         Total segment operating income........................      69,088               55,147               22,008
     Gain on disposal of assets................................       3,553                1,187                3,516
     Corporate.................................................        (508)              (1,208)                 240
                                                                -----------          -----------          -----------
         Total consolidated operating income................... $    72,133          $    55,126          $    25,764
                                                                ===========          ===========          ===========

                                                                                 Capital Expenditures
                                                                      ---------------------------------------
                                                                          2002         2001           2000
                                                                      ---------      ----------    ----------

     Helicopter activities........................................... $ 74,999       $  38,622     $  73,758
     Production management and related services......................      180             255           163
     Corporate.......................................................      102             578           760
                                                                      --------       ---------     ---------
         Total....................................................... $ 75,281       $  39,455     $  74,681
                                                                      ========       =========     =========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                                                          Depreciation and Amortization
                                                                      --------------------------------------
                                                                          2002         2001           2000
                                                                      ---------      ----------    ----------

        Helicopter activities........................................ $ 33,393       $  32,647     $  31,746
        Production management and related services...................    1,302           1,257         1,247
        Corporate....................................................      551             465           220
                                                                      --------       ---------     ---------
                Total................................................ $ 35,246       $  34,369     $  33,213
                                                                      ========       =========     =========

                                                                                   Identifiable Assets
                                                                      ---------------------------------------
                                                                          2002         2001           2000
                                                                      ---------      ----------    ----------

        Helicopter activities........................................ $715,412       $ 646,553     $ 651,812
        Production management and related services...................   23,841          27,206        25,488
        Corporate and other..........................................   68,048          81,061        65,874
                                                                      --------       ---------     ---------
                Total................................................ $807,301       $ 754,820     $ 743,174
                                                                      ========       =========     =========

        The Company attributes revenue to various countries based on the location where helicopter activities or production management services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. Entity-wide information by geographic area is as follows (thousands of dollars):

                                                                                  Year Ended March 31,
                                                                      ---------------------------------------
                                                                          2002         2001           2000
                                                                      ---------      ----------    ----------
       Operating revenue:
           United States............................................. $195,767       $ 166,687     $ 132,400
           United Kingdom............................................  137,384         124,975       133,459
           Nigeria...................................................   48,252          43,668        41,240
           Norway....................................................   14,146          39,756        33,545
           Other countries...........................................  113,012         101,917        76,443
                                                                      --------       ---------     ---------
                                                                      $508,561       $ 477,003     $ 417,087
                                                                      ========       =========     =========

                                                                                        As of March 31,
                                                                                     -----------------------
                                                                                       2002          2001
                                                                                     ----------    ---------
       Long-lived assets:
           United States............................................................ $  115,974    $  94,980
           United Kingdom...........................................................    169,345      155,693
           Nigeria..................................................................     20,536       23,439
           Norway...................................................................     29,874       39,228
           Other countries..........................................................    139,240      133,350
                                                                                     ----------    ---------
                                                                                     $  474,969    $ 446,690
                                                                                     ==========    =========

        Goodwill related to production management and related services was $13.8 million and $15.0 million as of March 31, 2002 and March 31, 2001, respectively. Goodwill related to helicopter activities was $6.4 million and $0 as of March 31, 2002 and March 31, 2001, respectively.

        During 2002, 2001 and 2000, Air Log and Bristow conducted operations in over 20 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During 2002, 2001 and 2000 one ongoing customer accounted for 14%, 13% and 12% of consolidated operating revenues.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

L — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                   June 30       September 30       December 31      March 31
                                                ------------    -------------     -------------    -------------
                                                        (thousands of dollars, except per share amounts)
2002
     Gross revenue...........................   $    123,709    $     132,237     $     128,119    $     128,049
     Gross profit............................   $     26,918    $      30,651     $      24,097    $      22,199
                                                ------------    -------------     -------------    -------------

     Net income..............................   $     11,371    $      13,316     $      10,795    $       8,968
                                                ============    =============     =============    =============

     Basic earnings per share................   $      0.52     $        0.61     $        0.49    $        0.40
                                                ===========     =============     =============    =============
     Diluted earnings per share..............   $      0.47     $        0.55     $        0.45    $        0.38
                                                ===========     =============     =============    =============

2001
     Gross revenue...........................   $    111,249    $     123,118     $     122,116    $     121,707
     Gross profit............................   $     15,712    $      26,067     $    21,870      $      21,916
                                                ------------    -------------     -------------    -------------
     Net income .............................   $      3,997    $       9,133     $       8,603    $       8,181
                                                ============    =============     =============    =============
     Basic earnings per share................   $      0.19     $        0.43     $        0.41    $        0.38
                                                ===========     =============     =============    =============
     Diluted earnings per share..............   $      0.19     $        0.40     $        0.37    $        0.35
                                                ===========     =============     =============    =============

2000
     Gross revenue...........................   $    107,380    $     105,542     $     105,166    $     102,515
     Gross profit............................   $     14,312    $       9,249     $      15,150    $      13,268
                                                ------------    -------------     -------------    -------------
     Net income..............................   $      3,085    $      (1,055)    $       3,967    $       2,893
                                                ============    =============     =============    =============
     Basic earnings per share................   $       0.15    $       (0.05)    $        0.19    $        0.14
                                                ============    =============     =============    =============
     Diluted earnings per share..............   $       0.15    $       (0.05)    $        0.19    $        0.14
                                                ============    =============     =============    =============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

M — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        On January 27, 1998, the Company completed the sale of $100 million 7 7/8% Senior Notes due 2008, which were discounted to yield 7.915%. The net proceeds to the Company were $97.2 million. In connection with the sale of the Senior Notes, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Balance Sheet
March 31, 2002

(thousands of dollars)

                                               Parent                      Non-
                                              Company     Guarantor     Guarantor
                                               Only      Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------   ------------  ------------ ------------  ------------

ASSETS
------

    Current assets:
      Cash and cash equivalents............ $   10,579    $   2,708     $   29,383   $        --   $    42,670
      Accounts receivable..................      1,786       34,586         89,137        (5,217)      120,292
      Inventories..........................         --       56,408         44,292           149       100,849
      Prepaid expenses and other...........        245        2,448          6,698            --         9,391
                                            ----------    ---------     ----------   -----------   -----------
          Total current assets.............     12,610       96,150        169,510        (5,068)      273,202

    Intercompany investment................    269,019           --             --      (269,019)           --
    Investments in unconsolidated entities.         --           --         21,103            --        21,103
    Intercompany notes receivable..........    317,141           --             --      (317,141)           --
    Property and equipment--at cost:
      Land and buildings...................        135        6,032          7,519            --        13,686
      Aircraft and equipment...............      2,601      223,020        427,604            --       653,225
                                            ----------     --------     ----------   -----------   -----------
                                                 2,736      229,052        435,123            --       666,911
      Less:  Accumulated depreciation
           and amortization................     (1,796)     (85,532)      (104,614)           --      (191,942)
                                            ----------    ---------     ----------   -----------   -----------
                                                   940      143,520        330,509            --       474,969
    Other assets...........................      9,424       14,097         14,396           110        38,027
                                            ----------    ---------     ----------   -----------   -----------
                                            $  609,134    $ 253,767     $  535,518   $  (591,118)  $   807,301
                                            ==========    =========     ==========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
    Current liabilities:
      Accounts payable..................... $      146    $   8,010     $   27,373   $    (5,217)  $    30,312
      Accrued liabilities..................      7,020       14,685         45,792         4,438        71,935
      Deferred taxes.......................        934           --         17,734       (11,456)        7,212
      Current maturities of long-term debt.         --           --         16,793            --        16,793
                                            ----------    ---------     ----------   -----------   -----------
          Total current liabilities........      8,100       22,695        107,692       (12,235)      126,252

    Long-term debt, less current maturities    190,922           --            299            --       191,221
    Intercompany notes payable.............      3,844       37,238        274,586      (315,668)           --
    Other liabilities and deferred credits.        275        2,802         34,443            --        37,520
    Deferred taxes.........................     20,280       45,588         27,862         5,546        99,276
    Minority interest......................     12,998           --             --            --        12,998

    Stockholders' investment:
      Common stock.........................        223        4,062          4,021        (8,083)          223
      Additional paid in capital...........    135,886       51,168          8,014       (59,182)      135,886
      Retained earnings....................    256,219       90,214         87,431      (177,496)      256,368
      Accumulated other comprehensive
           income (loss)...................    (19,613)          --         (8,830)      (24,000)      (52,443)
                                            ----------    ---------     ----------   -----------   -----------
                                               372,715      145,444         90,636      (268,761)      340,034
                                            ----------    ---------     ----------   -----------   -----------
                                            $  609,134    $ 253,767     $  535,518   $  (591,118)  $   807,301
                                            ==========    =========     ==========   ===========   ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2002

(thousands of dollars)
                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

GROSS REVENUE
Operating revenue.......................... $    1,096    $ 191,953     $  315,512   $        --   $    508,561
Intercompany revenue.......................          4        8,441          1,162        (9,607)            --
Gain (loss) on disposal of assets..........       (322)       2,457          1,308           110          3,553
                                            ----------    ---------     ----------   -----------   ------------
                                                   778      202,851        317,982        (9,497)       512,114
OPERATING EXPENSES
Direct cost................................          7      149,872        223,273          (149)       373,003
Intercompany expense.......................          1        1,162          7,482        (8,645)            --
Depreciation and amortization..............        551       10,353         24,342            --         35,246
General and administrative.................      6,604        8,432         17,659          (963)        31,732
                                            ----------    ---------     ----------   -----------   ------------
                                                 7,163      169,819        272,756        (9,757)       439,981
                                            ----------    ---------     ----------   -----------   ------------

OPERATING INCOME (LOSS)....................     (6,385)      33,032         45,226           260         72,133

Equity in earnings from unconsolidated
       entities............................     38,252           --          6,604       (38,252)         6,604
Interest income............................     31,733          145          1,109       (30,731)         2,256
Interest expense...........................     14,385            2         32,169       (30,731)        15,825
Other income (expense), net................         16            5          1,127            --          1,148
                                            ----------    ---------     ----------   -----------   ------------

INCOME BEFORE PROVISION FOR
       INCOME TAXES AND MINORITY
       INTEREST ...........................     49,231       33,180         21,897       (37,992)        66,316
Allocation of consolidated income taxes....      3,438       10,136          6,689            --         20,263
Minority interest..........................     (1,603)          --             --            --         (1,603)
                                            ----------    ---------     ----------   -----------   ------------

NET INCOME................................  $   44,190    $  23,044     $   15,208   $   (37,992)  $     44,450
                                            ==========    =========     ==========   ===========   ============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2002

(thousands of dollars)
                                              Parent                      Non-
                                              Company      Guarantor     Guarantor
                                               Only       Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

Net cash provided by (used in) operating
       activities.......................... $  (16,598)   $  58,567     $   38,392   $    (16,017) $    64,344
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from investing activities:
       Capital expenditures................        (47)     (61,185)       (14,049)            --      (75,281)
       Proceeds from asset dispositions....        964        6,766          3,624             --       11,354
       Acquisition, net of cash received...        554           --             --             --          554
       Investments ........................      4,570       (4,570)          (876)            --         (876)
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) investing
       activities..........................      6,041      (58,989)       (11,301)            --      (64,249)
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from financing activities:
       Proceeds from borrowings............         --           --          5,513         (4,000)       1,513
       Repayment of debt...................         --           --        (35,062)        20,017      (15,045)
       Issuance of common stock............      1,503           --             --             --        1,503
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) financing
       activities..........................      1,503           --        (29,549)        16,017      (12,029)
                                            ----------    ---------     ----------   ------------  -----------

Effect of exchange rate changes in cash
       and cash equivalents................         --           --           (190)            --         (190)
                                            ----------    ---------     ----------   ------------  -----------

Net decrease in cash and cash
       equivalents.........................     (9,054)        (422)        (2,648)            --      (12,124)

Cash and cash equivalents at beginning of
       period..............................     19,633        3,130         32,031             --       54,794
                                            ----------    ---------     ----------   ------------  -----------

Cash and cash equivalents at end of period. $   10,579    $   2,708     $   29,383   $         --  $    42,670
                                            ==========    =========     ==========   ============  ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Balance Sheet
March 31, 2001

(thousands of dollars)
                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

ASSETS
------
    Current assets:
      Cash and cash equivalents............ $   19,633    $   3,130     $   32,031   $        --   $    54,794
      Accounts receivable...................       617       35,055         82,970        (3,879)      114,763
      Inventories.........................         --       45,376         36,202            --        81,578
      Prepaid expenses and other...........        112          552          6,236            --         6,900
                                            ----------    ---------     ----------   -----------   -----------
          Total current assets.............     20,362       84,113        157,439        (3,879)      258,035

    Intercompany investment................    233,073           --             --      (233,073)           --
    Investments in unconsolidated entities.         --           --         17,868            --        17,868
    Intercompany notes receivable..........    282,268           --             --      (282,268)           --
    Property and equipment--at cost:
      Land and buildings...................        135        3,538          7,317            --        10,990
      Aircraft and equipment...............      5,218      174,708        423,205          (110)      603,021
                                            ----------     --------     ----------   -----------    ----------
                                                 5,353      178,246        430,522          (110)      614,011
      Less:  Accumulated depreciation
           and amortization................     (2,690)     (82,373)       (82,258)           --      (167,321)
                                            ----------    ---------     ----------   -----------   -----------
                                                 2,663       95,873        348,264          (110)      446,690
    Other assets...........................     10,063       15,443          6,611           110        32,227
                                            ----------    ---------     ----------   -----------   -----------
                                            $  548,429    $ 195,429     $  530,182   $  (519,220)  $   754,820
                                            ==========    =========     ==========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
    Current liabilities:
      Accounts payable..................... $      274    $   5,554     $   30,452   $    (3,879)  $    32,401
      Accrued liabilities..................      6,860       16,475         40,749          (288)       63,796
      Deferred taxes.......................      1,004           --         14,261            --        15,265
      Current maturities of long-term debt.         --           --         13,122            --        13,122
                                            ----------    ---------     ----------   -----------   -----------
          Total current liabilities........      8,138       22,029         98,584        (4,167)      124,584

    Long-term debt, less current maturities    190,922           --         18,268            --       209,190
    Intercompany notes payable.............      5,069        9,452        267,459      (281,980)           --
    Other liabilities and deferred credits.        275        2,841         11,955            --        15,071
    Deferred taxes.........................     12,637       37,963         44,869            --        95,469
    Minority interest......................     11,959           --             --            --        11,959

    Stockholders' investment:
      Common stock.........................        218        4,062             43        (4,105)          218
      Additional paid in capital...........    127,554       53,168         10,507       (63,675)      127,554
      Retained earnings....................    212,029       65,914         75,075      (141,100)      211,918
      Accumulated other comprehensive
           income (loss)...................    (20,372)          --          3,422       (24,193)      (41,143)
                                            ----------    ---------     ----------   -----------   -----------
                                               319,429      123,144         89,047      (233,073)      298,547
                                            ----------    ---------     ----------   -----------   -----------
                                            $  548,429    $ 195,429     $  530,182   $  (519,220)  $   754,820
                                            ==========    =========     ==========   ===========   ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2001

(thousands of dollars)
                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

GROSS REVENUE
Operating revenue.......................... $      793    $ 165,327     $  310,883   $        --   $    477,003
Intercompany revenue.......................         --       14,524            569       (15,093)            --
Gain (loss) on disposal of assets..........        (82)         (30)         1,409          (110)         1,187
                                            ----------    ---------     ----------   -----------   ------------
                                                   711      179,821        312,861       (15,203)       478,190
OPERATING EXPENSES
Direct cost................................         11      139,642        218,603            --        358,256
Intercompany expense.......................         --          569         14,524       (15,093)            --
Depreciation and amortization..............        465        9,850         24,054            --         34,369
General and administrative.................      7,046        8,154         15,239            --         30,439
                                            ----------    ---------     ----------   -----------   ------------
                                                 7,522      158,215        272,420       (15,093)       423,064
                                            ----------    ---------     ----------   -----------   ------------

OPERATING INCOME (LOSS)....................     (6,811)      21,606         40,441          (110)        55,126

Equity in earnings from unconsolidated
       entities............................     22,975           --          5,172       (22,974)         5,173
Interest income............................     32,235          231          2,112       (31,380)         3,198
Interest expense...........................     14,289            9         35,467       (31,380)        18,385
Other income (expense), net................        271           --             --            --            271
                                            ----------    ---------     ----------   -----------   ------------

INCOME BEFORE PROVISION FOR
       INCOME TAXES AND MINORITY
       INTEREST ...........................     34,381       21,828         12,258       (23,084)        45,383
Allocation of consolidated income taxes....      2,952        7,314          3,801            --         14,067
Minority interest..........................     (1,402)          --             --            --         (1,402)
                                            ----------    ---------     ----------   -----------   ------------

NET INCOME     ............................ $   30,027   $   14,514     $    8,457   $   (23,084)  $     29,914
                                            ==========   ===========    ==========   ===========   ============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2001

(thousands of dollars)
                                              Parent                      Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

Net cash provided by (used in) operating
       activities.......................... $   (3,410)   $  22,601     $   51,516   $    (10,160) $    60,547
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from investing activities:
       Capital expenditures................       (578)     (22,170)       (16,707)            --      (39,455)
       Proceeds from asset dispositions....         --          376          4,764             --        5,140
       Investments.........................         --           --         (1,200)            --       (1,200)
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) investing
       activities..........................       (578)     (21,794)       (13,143)            --      (35,515)
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from financing activities:
       Proceeds from borrowings............         --           --          9,835         (7,230)       2,605
       Repayment of debt...................         --           --        (35,590)        17,390      (18,200)
       Issuance of common stock............      9,084           --             --             --        9,084
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) financing
       activities..........................      9,084         --          (25,755)        10,160       (6,511)
                                            ----------    ---------     -----------  ------------  ------------

Effect of exchange rate changes in cash and
       cash equivalents....................         --           --         (1,662)            --       (1,662)
                                            ----------    ---------     ----------   ------------  -----------

Net increase (decrease) in cash and cash
       equivalents.........................      5,096          807         10,956             --       16,859

Cash and cash equivalents at beginning of
       period..............................     14,537        2,323         21,075             --       37,935
                                            ----------    ---------     ----------   ------------  -----------

Cash and cash equivalents at end of period. $   19,633    $   3,130     $   32,031   $         --  $    54,794
                                            ==========    =========     ==========   ============  ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2000

(thousands of dollars)
                                             Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

GROSS REVENUE
Operating revenue.......................... $      388    $ 131,579     $  285,120   $        --   $    417,087
Intercompany revenue.......................        257        7,993            290        (8,540)            --
Gain (loss) on disposal of assets..........          3        3,152            361            --          3,516
                                            ----------    ---------     ----------   -----------   ------------
                                                   648      142,724        285,771        (8,540)       420,603
OPERATING EXPENSES
Direct cost................................          7      109,410        225,994            --        335,411
Intercompany expense.......................         --          289          8,251        (8,540)            --
Depreciation and amortization..............        221       10,045         22,947            --         33,213
General and administrative.................      5,242        5,493         15,480            --         26,215
                                            ----------    ---------     ----------   -----------   ------------
                                                 5,470      125,237        272,672        (8,540)       394,839
                                            ----------    ---------     ----------   -----------   ------------

OPERATING INCOME (LOSS)....................     (4,822)      17,487         13,099            --         25,764

Equity in earnings from unconsolidated
       entities............................      2,246           --          4,196        (2,246)         4,196
Interest income............................     29,819          344          1,608       (28,371)         3,400
Interest expense...........................     14,257           --         32,641       (28,371)        18,527
Other income (expense), net................         48           --             --            --             48
                                            ----------    ---------     ----------   -----------   ------------

INCOME BEFORE PROVISION FOR
       INCOME TAXES AND MINORITY
       INTEREST ...........................     13,034       17,831        (13,738)       (2,246)        14,881
Allocation of consolidated income taxes....      2,783        6,060         (4,257)           --          4,586
Minority interest..........................     (1,361)          --            (44)           --         (1,405)
                                            ----------    ---------     ----------   -----------   ------------

NET INCOME................................. $    8,890    $  11,771     $   (9,525)  $    (2,246)   $     8,890
                                            ==========    =========     ==========   ===========    ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2000

(thousands of dollars)
                                              Parent                       Non-
                                             Company       Guarantor     Guarantor
                                              Only        Subsidiaries  Subsidiaries Eliminations  Consolidated
                                            ----------    ------------  ------------ ------------  ------------

Net cash provided by (used in) operating
       activities.......................... $  (10,945)   $   5,616     $   29,063   $     10,369  $    34,103
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from investing activities:
       Capital expenditures................       (761)     (13,079)       (60,841)            --      (74,681)
       Proceeds from asset dispositions....         16        4,953          5,333             --       10,302
       Investments.........................      5,751       (5,751)            --             --           --
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) investing
       activities..........................      5,006      (13,877)       (55,508)            --      (64,379)
                                            ----------    ---------     ----------   ------------  -----------

Cash flows from financing activities:
       Proceeds from borrowings............         --           --         31,141        (24,689)       6,452
       Repayment of debt...................    (14,320)          --         (8,268)        14,320       (8,268)
       Issuance of common stock............         21           --             --             --           21
                                            ----------    ---------     ----------   ------------  -----------
Net cash provided by (used in) financing
       activities..........................    (14,299)          --         22,873        (10,369)      (1,795)
                                            ----------    ---------     ----------   ------------  -----------

Effect of exchange rate changes in cash and
       cash equivalents....................         --           --           (588)            --         (588)
                                            ----------    ---------     ----------   ------------  -----------

Net decrease in cash and cash equivalents..    (20,238)      (8,261)        (4,160)            --      (32,659)

Cash and cash equivalents at beginning of
       period..............................     34,775       10,584         25,235             --       70,594
                                            ----------    ---------     ----------   ------------  -----------

Cash and cash equivalents at end of period. $   14,537    $   2,323     $   21,075   $         --  $    37,935
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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

      There is incorporated by reference herein the information under the captions "Security Ownership of Certain Beneficial Owners", "Securities Authorized Under Equity Compensation Plans" and "Information Concerning Nominees" contained in the registrant's definitive proxy statement for use in connection with this year's Annual Stockholders' Meeting.

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
               Report of Independent Public Accountants
               Consolidated Balance Sheet-- March 31, 2002 and 2001.
               Consolidated Statement of Income for the years ended March 31, 2002, 2001 and 2000.
               Consolidated Statement of Stockholders' Investment for the years ended March 31, 2002, 2001 and 2000.
               Consolidated Statement of Cash Flows for the years ended March 31, 2002, 2001 and 2000.
               Notes to Consolidated Financial Statements

(a)  (2)    Financial Statement Schedules

      All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

                                                              Incorporated by
                                                                Reference to
                                                               Registration or     Form or                    Exhibit
(a)  (3)                          Exhibits                       File Number        Report         Date       Number
                                  --------                       -----------        ------         ----       ------

               Articles of Incorporation and By-laws
(3)
               (1)      Delaware Certificate of Incorporation       0-5232           10-K        June 1989    3(10)
               (2)      Agreement and Plan of Merger dated          0-5232           10-K        June 1989    3(11)
                        December 29, 1987
               (3)      Certificate of Merger dated December        0-5232           10-K        June 1990    3(3)
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
               (7)      Rights Agreement and Form of Rights         0-5232             8A        Feb. 1996    4
                        Certificate
               (8)      Amended and Restated By-laws                0-5232            8-K        Feb. 1996    3(7)
               (9)      Certificate of Designation of Series        0-5232           10-K        June 1996    3(9)
                        A Junior Participating Preferred Stock
               (10)     First Amendment to Rights Agreement         0-5232          8-A/A        May 1997     5
(4)               Instruments defining the rights of security
                  holders, including indentures
               (1)      Indenture dated as of December 15,          0-5232           10-Q        Dec. 1996    4(1)
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
                        as of January 22, 1998, among the
                        Company, the Guarantors and Jefferies &
                        Company, Inc.

                                                                   Incorporated by
                                                                     Reference to
                                                                   Registration or  Form or                 Exhibit
 (a) (3)                           Exhibits                          File Number     Report       Date      Number
                                   --------                          -----------     ------       ----      ------

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
                     S-K *
               (4)   Offshore Logistics, Inc. 1989 Incentive         0-5232          10-K       June 1990    (28)
                     Plan *
               (5)   Agreement and Plan of Merger dated as         33-79968           S-4       Aug. 1994    2(1)
                     of June 1, 1994, as amended
               (6)   Shareholders Agreement dated as of June       33-79968           S-4       Aug. 1994    2(2)
                     1, 1994
               (7)   Proposed Form of Non-competition              33-79968           S-4       Aug. 1994    2(3)
                     Agreement with Individual Shareholders
               (8)   Proposed Form of Joint Venture Agreement      33-79968           S-4       Aug. 1994    2(4)
               (9)   Offshore Logistics, Inc. 1994 Long-Term       33-87450           S-8       Dec. 1994    84
                     Management Incentive Plan *
               (10)  Offshore Logistics, Inc. Annual                 0-5232          10-K       June 1995    10(20)
                     Incentive Compensation Plan *
               (11)  Indemnity Agreement, similar agreements         0-5232          10-K      March 1997    10(14)
                     with other directors of the Company are
                     omitted pursuant to Instruction 2 to Item
                     601 of Regulation S-K.
               (12)  Master Agreement dated December 12, 1996        0-5232           8-K       Dec. 1996    2(1)
               (13)  Change of Control Agreement between the         0-5232          10-Q      Sept. 1997    10(1)
                     Company and George M. Small.
                     Substantially identical contracts with
                     five other officers are omitted pursuant
                     to Item 601 of Regulation
                     S-K Instructions. *
               (14)  Offshore Logistics, Inc. 1994 Long-Term         0-5232          10-K      March 1999    10(15)
                     Management Incentive Plan, as amended *
               (15)  Agreement between Pilots Represented by         0-5232          10-K      March 1999    10(16)
                     Office and Professional Employees
                     International Union, AFL-CIO and Offshore
                     Logistics, Inc.
               (16)  Offshore Logistics, Inc. 1991
                     Non-qualified Stock Option Plan for
                     Non-employee Directors, as amended *
               (17)  Agreement with Louis F. Crane dated
                     October 18, 2001, executed January 7, 2002.*
    (21)       Subsidiaries of the Registrant
    (23)       Consent of Independent Public Accountants

    (99.1)     Letter to the Commission re: Arthur Andersen
               Representations

* Compensatory Plan or Arrangement

      Agreements with respect to certain of the Company's long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

    (b)  Reports on Form 8-K

      There were no Form 8-K filings during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFSHORE LOGISTICS, INC.
BY: /s/ H. Eddy Dupuis H. EDDY DUPUIS Vice President-- Chief Financial Officer (Principal Financial and Accounting Officer)

May 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Peter N. Buckley	Director	May 22, 2002

/s/Jonathan H. Cartwright Jonathan H. Cartwright	Director	May 22, 2002

/s/David M. Johnson David M. Johnson	Director	May 22, 2002

/s/Kenneth M. Jones Kenneth M. Jones	Chairman of the Board and Director	May 22, 2002

/s/George M. Small George M. Small	President, Chief Executive Officer and Director	May 22, 2002

/s/ Robert W. Waldrup Robert W. Waldrup	Director	May 22, 2002

/s/ Howard Wolf Howard Wolf	Director	May 22, 2002