Form 10-Q
period 2002-06-30
OFFSHORE LOGISTICS INC
filed 2002-08-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

|_| Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period _____ to _____

Commission File Number 0-5232

Offshore Logistics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-0679819 (IRS Employer Identification Number)
224 Rue de Jean P.O. Box 5-C, Lafayette, Louisiana (Address of principal executive offices)	70505 (Zip Code)

Registrant's telephone number, including area code: (337) 233-1221

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 1, 2002:

     22,365,421 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(thousands of dollars, except per share amounts)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                       2002            2001
                                                                                  ------------    ------------
GROSS REVENUE
Operating revenue................................................................ $    135,069    $    123,284
Gain on disposal of assets.......................................................          287             425
                                                                                  ------------    ------------
                                                                                       135,356         123,709
                                                                                  ------------    ------------
OPERATING EXPENSES
Direct cost......................................................................      100,671          88,413
Depreciation and amortization....................................................        8,941           8,378
General and administrative.......................................................        8,323           7,666
                                                                                  ------------    ------------
                                                                                       117,935         104,457
                                                                                  ------------    ------------

OPERATING INCOME.................................................................       17,421          19,252

Earnings from unconsolidated entities, net.......................................        1,783             962
Interest income..................................................................          338           1,148
Interest expense.................................................................        3,676           4,268
Other income (expense), net......................................................       (1,744)            (91)
                                                                                  ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST.......................................................       14,122          17,003

Provision for income taxes.......................................................        4,237           5,270
Minority interest................................................................         (403)           (362)
                                                                                  ------------    ------------

NET INCOME....................................................................... $      9,482    $     11,371
                                                                                  ============    ============

Net income per common share:
Basic............................................................................ $      0.42     $       0.52
                                                                                  ===========     ============
Diluted.......................................................................... $      0.39     $       0.47
                                                                                  ===========     ============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars)

                                                                                    June 30,        March 31,
                                                                                      2002            2002
                                                                                  -------------   ------------
ASSETS
------
Current Assets:
    Cash and cash equivalents...................................................  $      24,403   $     42,670
    Accounts receivable.........................................................        144,758        120,292
    Inventories.................................................................        105,356        100,849
    Prepaid expenses and other..................................................          8,617          9,391
                                                                                  -------------   ------------
       Total current assets.....................................................        283,134        273,202

    Investments in unconsolidated entities......................................         22,659         21,103
    Property and equipment - at cost:
       Land and buildings.......................................................         14,810         13,686
       Aircraft and equipment...................................................        688,484        653,225
                                                                                  -------------   ------------
                                                                                        703,294        666,911
    Less:  accumulated depreciation and amortization............................       (213,233)      (191,942)
                                                                                  -------------   ------------
                                                                                        490,061        474,969
    Other assets................................................................         39,361         38,027
                                                                                  -------------   ------------

                                                                                  $     835,215   $    807,301
                                                                                  =============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
    Accounts payable............................................................  $      30,092   $     30,312
    Accrued liabilities.........................................................         75,633         71,935
    Deferred taxes..............................................................          9,562          7,212
    Current maturities of long-term debt........................................          5,413         16,793
                                                                                  -------------   ------------
       Total current liabilities................................................        120,700        126,252

Long-term debt, less current maturities.........................................        190,922        191,221
Other liabilities and deferred credits..........................................         38,788         37,520
Deferred taxes..................................................................        103,014         99,276
Minority interest...............................................................         14,337         12,998

Stockholders' Investment:
    Common Stock, $.01 par value, authorized 35,000,000
       shares; outstanding 22,359,421 and 22,298,921 at June 30 and
       March 31, respectively (exclusive of 1,281,050 treasury shares)..........            223            223
    Additional paid-in capital..................................................        136,843        135,886
    Retained earnings...........................................................        265,850        256,368
    Accumulated other comprehensive income (loss)...............................        (35,462)       (52,443)
                                                                                  -------------   ------------
                                                                                        367,454        340,034
                                                                                  -------------   ------------

                                                                                  $     835,215   $    807,301
                                                                                  =============   ============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                      2002             2001
                                                                                   ------------    ------------
Cash flows from operating activities:
    Net income...................................................................  $      9,482   $     11,371
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization................................................         8,941          8,378
    Increase (decrease) in deferred taxes........................................         2,786          4,423
    (Gain) loss on asset dispositions............................................          (287)          (425)
    Equity in earnings from unconsolidated entities
       (over) under dividends received...........................................          (758)          (308)
    Minority interest in earnings................................................           403            362
    (Increase) decrease in accounts receivable...................................       (20,046)       (24,380)
    (Increase) decrease in inventories...........................................        (1,583)        (5,125)
    (Increase) decrease in prepaid expenses and other............................         1,144         (2,658)
    Increase (decrease) in accounts payable......................................        (2,137)         3,706
    Increase (decrease) in accrued liabilities...................................         1,227          5,199
    Increase (decrease) in other liabilities and deferred credits................          (985)         1,641
                                                                                   ------------   ------------
Net cash provided by (used in) operating activities..............................        (1,813)         2,184
                                                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures.........................................................        (6,186)       (24,313)
    Proceeds from asset dispositions.............................................           484          1,847
                                                                                   ------------   ------------
Net cash provided by (used in) investing activities..............................        (5,702)       (22,466)
                                                                                   ------------   ------------

Cash flows from financing activities:
    Repayment of debt............................................................       (12,287)          (955)
    Issuance of common stock.....................................................           904          1,005
                                                                                   ------------   ------------
Net cash provided by (used in) financing activities..............................       (11,383)            50
                                                                                   ------------   ------------

Effect of exchange rate changes in cash..........................................           631            (45)
                                                                                   ------------   ------------

Net increase (decrease) in cash and cash equivalents.............................       (18,267)       (20,277)
Cash and cash equivalents at beginning of period.................................        42,670         54,794
                                                                                   ------------   ------------

Cash and cash equivalents at end of period.......................................  $     24,403   $     34,517
                                                                                   ============   ============

Supplemental disclosure of cash flow information
Cash paid during the period for:
    Interest.....................................................................  $      2,825   $      3,099
    Income taxes.................................................................  $      1,110   $        932

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002

NOTE A - Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

NOTE B - Earnings per Share

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three months ended June 30, 2002 excluded 257,500 stock options at a weighted average exercise price of $21.34 which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                                                           June 30,
                                                                              ----------------------------------
                                                                                   2002                 2001
                                                                              --------------       -------------
Net income (thousands of dollars):
    Income available to common stockholders...............................    $        9,482       $      11,371
    Interest on convertible debt, net of taxes............................               955                 941
                                                                              --------------       -------------
    Income available to common stockholders,
         plus assumed conversions.........................................    $       10,437       $      12,312
                                                                              ==============       =============
Shares:
    Weighted average number of common shares outstanding..................        22,314,333          21,863,674
    Options...............................................................           208,638             282,831
    Convertible debt......................................................         3,976,928           3,976,928
                                                                              --------------       -------------
    Weighted average number of common shares outstanding,
         plus assumed conversions.........................................        26,499,899          26,123,433
                                                                              ==============       =============

Net income per common share:
    Basic.................................................................    $         0.42       $        0.52
                                                                              ==============       =============
    Diluted...............................................................    $         0.39       $        0.47
                                                                              ==============       =============
NOTE C - Commitments and Contingencies

        On November 16, 1999, the Office and Professional Employees International Union (“OPEIU”) petitioned the National Mediation Board (“NMB”) to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. Subsequently, two separate union elections were held at Air Logistics, L.L.C., the first on March 13, 2000 and the second on March 19, 2002. In both instances the mechanics voted against union representation. With respect to the Alaska-based mechanics (approximately 20 employees), the NMB dismissed the matter on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers (“IUOE”). Negotiations with the IUOE are in progress. The Company does not believe that current ongoing efforts will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

NOTE D – Comprehensive Income

     Comprehensive income is as follows (thousands of dollars):

                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                          2002          2001
                                                                                      ----------    ----------

Net Income..........................................................................  $    9,482    $   11,371
Other Comprehensive Income:
    Currency translation adjustments................................................      16,981        (1,798)
                                                                                      ----------    ----------
Comprehensive Income................................................................  $   26,463    $    9,573
                                                                                      ==========    ==========
NOTE E – Subsequent Events

        On July 1, 2002, the Company acquired a 40% interest in a West Africa helicopter operating company and ten single engine helicopters and three fixed wing aircraft for $16 million. The acquisition was financed by using $2 million in existing cash and borrowing $14 million under the Company’s line of credit facility.

        On July 16, 2002, one of the Company’s S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea, killing all 11 persons onboard. A comprehensive investigation was immediately initiated involving a U.K. Aircraft Accident Investigation Bureau, Company and customer personnel, and manufacturer’s representatives. Thus far, it has been determined that the cause of the accident was a main rotor blade which failed during flight. The cause of this failure is still under investigation. The Company maintains insurance coverage for such situations, and believes its coverages are adequate for any claims that may result.

NOTE F – Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards significantly changed the Company’s prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $0.3 million for the quarter ended June 30, 2001. Had the goodwill amortization not been recorded for the quarter ended June 30, 2001, the Company’s net income for that quarter would have been $11.6 million and diluted earnings per share would have been $0.48. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill will be impaired. The initial transition evaluation is required to be and will be completed by September 30, 2002.

        The FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on April 1, 2003. Although the Company has not yet determined the transition amounts, the nature of its operations does not create significant asset retirement obligations; therefore, management does not expect the adoption of this standard to materially impact the Company’s financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The Company adopted SFAS No. 144 effective April 1, 2002. The adoption of SFAS NO. 144 did not have a material impact on the Company’s financial statements.

NOTE G – Segment Information

        The Company operates principally in two business segments: helicopter activities and production management and related services. The following shows reportable segment information for the three months ended June 30, 2002 and 2001, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

                                                                               Three Months Ended
                                                                                    June 30,
                                                                           -----------------------------
                                                                              2002              2001
                                                                           ------------      -----------
Segment operating revenue from external customers:
Helicopter activities:
     Air Log.............................................................  $    36,266       $    35,683
     Bristow.............................................................       41,554            36,251
     International.......................................................       37,244            35,714
     Technical Services..................................................        7,848             3,479
                                                                           -----------       -----------
Total Helicopter Activities..............................................      122,912           111,127
Production management and related services...............................       11,995            12,044
                                                                           -----------       ------------
      Total segment operating revenue....................................  $   134,907       $   123,171
                                                                           ===========       ===========

Intersegment operating revenue:
Helicopter activities:
     Air Log.............................................................  $     2,907       $     2,432
     Bristow.............................................................        4,329             3,904
     International.......................................................          676               810
     Technical Services..................................................        3,582             2,197
                                                                           -----------       -----------
Total Helicopter Activities..............................................       11,494             9,343
Production management and related services...............................           15                --
                                                                           -----------       -----------
      Total intersegment operating revenue...............................  $    11,509       $     9,343
                                                                           ===========       ===========

Consolidated operating revenue reconciliation:
Helicopter activities:
     Air Log.............................................................  $    39,173       $    38,115
     Bristow.............................................................       45,883            40,155
     International.......................................................       37,920            36,524
     Technical Services..................................................       11,430             5,676
                                                                           -----------       -----------
Total Helicopter Activities..............................................      134,406           120,470
Production management and related services...............................       12,010            12,044
Corporate................................................................        3,049             2,798
Intersegment eliminations................................................      (14,396)          (12,028)
                                                                           -----------       -----------
      Total consolidated operating revenue...............................  $   135,069       $   123,284
                                                                           ===========       ===========

Consolidated operating income reconciliation:
Helicopter activities:
     Air Log.............................................................  $     3,984       $     7,638
     Bristow.............................................................        5,539             3,195
     International.......................................................        6,799             7,566
     Technical Services..................................................          744              (119)
                                                                           -----------       -----------
Total Helicopter Activities..............................................       17,066            18,280
Production management and related services...............................          895               813
Gain on disposal of assets...............................................          287               425
Corporate................................................................         (827)             (266)
                                                                           -----------       -----------
      Total consolidated operating income................................  $    17,421       $    19,252
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

NOTE H – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Balance Sheet
June 30, 2002
(thousands of dollars)

                                                Parent                          Non-
                                                Company      Guarantor       Guarantor
                                                 Only       Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    ------------
ASSETS
------
  Current assets:
    Cash and cash equivalents.............. $    11,216     $     1,084    $    12,103    $        --     $     24,403
    Accounts receivable....................       4,620          39,323        109,871         (9,056)         144,758
    Inventories............................          --          59,053         46,319            (16)         105,356
    Prepaid expenses and other.............         129           1,623          6,865             --            8,617
                                            -----------     -----------    -----------    -----------     ------------
      Total current assets.................      15,965         101,083        175,158         (9,072)         283,134

  Intercompany investment..................     254,935              --             --       (254,935)              --
  Investments in unconsolidated entities...          --              --         22,659             --           22,659
  Intercompany note receivables............     343,011              --          3,039       (346,050)              --

  Property and equipment--at cost:
    Land and buildings.....................         135           6,380          8,295             --           14,810
    Aircraft and equipment.................       2,659         228,970        456,855             --          688,484
                                            -----------     -----------    -----------    -----------     ------------
                                                  2,794         235,350        465,150             --          703,294
  Less:  Accumulated depreciation
      and amortization.....................      (1,921)        (88,060)      (123,252)            --         (213,233)
                                            -----------     -----------    -----------    -----------     ------------
                                                    873         147,290        341,898             --          490,061
  Other assets.............................       9,807          14,060         15,384            110           39,361
                                            -----------     -----------    -----------    -----------     ------------

                                            $   624,591     $   262,433    $   558,138    $  (609,947)    $    835,215
                                            ===========     ===========    ===========    ===========     ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable....................... $       335     $     9,415    $    29,398    $    (9,056)    $     30,092
    Accrued liabilities....................       7,359          16,914         45,449          5,911           75,633
    Deferred taxes.........................         941             107         19,752        (11,238)           9,562
    Current maturities of long-term debt...          --              --          5,413             --            5,413
                                            -----------     -----------    -----------    -----------     ------------
      Total current liabilities............       8,635          26,436        100,012        (14,383)         120,700

  Long-term debt, less current maturities..     190,922              --             --             --          190,922
  Intercompany notes payable...............       3,787          38,002        304,261       (346,050)              --
  Other liabilities and deferred credits...         275           2,778         35,735             --           38,788
  Deferred taxes...........................      11,397          47,192         39,099          5,326          103,014
  Minority interest........................      14,337              --             --             --           14,337

  Stockholders' investment:
  Common stock.............................         223           4,062          7,532        (11,594)             223
    Additional paid in capital.............     136,843          51,168          8,014        (59,182)         136,843
    Retained earnings......................     265,865          92,795         77,147       (169,957)         265,850
    Accumulated other comprehensive
        income (loss)......................      (7,693)             --        (13,662)       (14,107)         (35,462)
                                            -----------     -----------    -----------    -----------     ------------
                                                395,238         148,025         79,031       (254,840)         367,454
                                            -----------     -----------    -----------    -----------     ------------
                                            $   624,591     $   262,433    $   558,138    $  (609,947)    $    835,215
                                            ===========     ===========    ===========    ===========     ============
NOTE H – Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2002
(thousands of dollars)

                                               Parent                           Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            ------------    ------------   ------------   ------------    ------------

GROSS REVENUE
Operating revenue.......................... $       162     $    48,287    $    86,620    $        --     $     135,069
Intercompany revenue.......................          --           1,742            799         (2,541)               --
Gain on disposal of assets.................           8             240             39             --               287
                                            -----------     -----------    -----------    -----------     -------------
                                                    170          50,269         87,458         (2,541)          135,356
OPERATING EXPENSES
Direct cost................................          --          38,924         61,583            164           100,671
Intercompany expense.......................           6             793          1,501         (2,300)               --
Depreciation and amortization..............         137           2,765          6,039             --             8,941
General and administrative.................       1,487           2,409          4,668           (241)            8,323
                                            -----------     -----------    -----------    -----------     -------------
                                                  1,630          44,891         73,791         (2,377)          117,935
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS)....................      (1,460)          5,378         13,667           (164)           17,421

Earnings from unconsolidated entities, net.       7,953              --          1,783         (7,953)            1,783
Interest income............................       8,214              11            206         (8,093)              338
Interest expense...........................       3,576              --          8,193         (8,093)            3,676
Other income (expense), net................        (254)             64         (1,554)            --            (1,744)
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  MINORITY INTEREST........................      10,877           5,453          5,909         (8,117)           14,122
Allocation of consolidated income taxes....         828           1,636          1,773             --             4,237
Minority interest..........................        (403)             --             --             --              (403)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME................................. $     9,646     $     3,817    $     4,136    $    (8,117)    $       9,482
                                            ===========     ===========    ===========    ===========     =============
NOTE H – Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2002
(thousands of dollars)

                                                Parent                          Non-
                                                Company       Guarantor     Guarantor
                                                 Only        Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                            ------------     ------------   ------------  ------------    ------------

Net cash provided by (used in)
  operating activities..................... $      (209)    $     2,650    $    (4,254)   $        --     $     (1,813)
                                            -----------     -----------    -----------    -----------     ------------

Cash flows from investing activities:
  Capital expenditures.....................         (68)         (4,736)        (1,382)            --           (6,186)
  Proceeds from asset dispositions.........          10             462             12             --              484
  Investments in subsidiaries..............          --              --             --             --               --
                                            -----------     -----------    -----------    -----------     ------------
Net cash provided by (used in)
  investing activities.....................         (58)         (4,274)        (1,370)            --           (5,702)
                                            -----------     -----------    -----------    -----------     ------------

Cash flows from financing activities:
  Repayment of debt........................          --              --        (12,287)            --          (12,287)
  Issuance of common stock.................         904              --             --             --              904
                                            -----------     -----------    -----------    -----------     ------------
Net cash provided by (used in)
  financing activities.....................         904              --        (12,287)            --          (11,383)
                                            -----------     -----------    -----------    -----------     ------------

Effect of exchange rate changes in cash....          --              --            631             --              631
                                            -----------     -----------    -----------    -----------     ------------

Net increase (decrease) in cash and
  cash equivalents.........................         637          (1,624)       (17,280)            --          (18,267)

Cash and cash equivalents
  at beginning of period...................      10,579           2,708         29,383             --           42,670
                                            -----------     -----------    -----------    -----------     ------------

Cash and cash equivalents
   at end of period........................ $    11,216     $     1,084    $    12,103    $        --     $     24,403
                                            ===========     ===========    ===========    ===========     ============
NOTE H – Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Balance Sheet
March 31, 2002
(thousands of dollars)

                                        Parent                          Non-
                                        Company        Guarantor     Guarantor
                                         Only        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                      -----------   -------------    ------------   ------------   ------------
ASSETS
------
  Current assets:
    Cash and cash equivalents......... $    10,579  $      2,708     $     29,383   $       --     $     42,670
    Accounts receivable...............       1,786        34,586           89,137       (5,217)         120,292
    Inventories.......................          --        56,408           44,292          149          100,849
    Prepaid expenses and other........         245         2,448            6,698           --            9,391
                                       -----------  ------------     ------------   ----------     ------------
         Total current assets.........      12,610        96,150          169,510       (5,068)         273,202

    Intercompany investment..........      269,019            --               --     (269,019)              --
    Investments in unconsolidated
       entities......................           --            --           21,103           --           21,103
    Intercompany notes receivable....      317,141            --               --     (317,141)              --
    Property and equipment--at cost:
      Land and buildings.............         135          6,032            7,519           --           13,686
      Aircraft and equipment.........       2,601        223,020          427,604           --          653,225
                                       ----------   ------------     ------------   ----------     ------------
                                             2,736       229,052          435,123           --          666,911
      Less:  Accumulated depreciation
           and amortization..........       (1,796)      (85,532)        (104,614)          --         (191,942)
                                       -----------  ------------     ------------   ----------     ------------
                                               940       143,520          330,509           --          474,969
    Other assets.....................        9,424        14,097           14,396          110           38,027
                                       -----------  ------------     ------------   ----------     ------------
                                       $   609,134  $    253,767     $    535,518   $ (591,118)    $    807,301
                                       ===========  ============     ============   ==========     ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable.................  $      146   $      8,010     $     27,373   $   (5,217)    $     30,312
    Accrued liabilities..............       7,020         14,685           45,792        4,438           71,935
    Deferred taxes...................         934             --           17,734      (11,456)           7,212
    Current maturities of long-term
       debt..........................          --             --           16,793           --           16,793
                                       ----------   ------------     ------------   ----------     ------------
         Total current liabilities...       8,100         22,695          107,692      (12,235)         126,252

    Long-term debt, less current
       maturities....................     190,922             --              299           --          191,221
    Intercompany notes payable.......       3,844         37,238          274,586     (315,668)              --
    Other liabilities and deferred
       credits.......................         275          2,802           34,443           --           37,520
    Deferred taxes...................      20,280         45,588           27,862        5,546           99,276
    Minority interest................      12,998             --               --           --           12,998

    Stockholders' investment:
      Common stock...................         223          4,062            4,021       (8,083)             223
      Additional paid in capital.....     135,886         51,168            8,014      (59,182)         135,886
      Retained earnings..............     256,219         90,214           87,431     (177,496)         256,368
      Accumulated other comprehensive
           income (loss).............     (19,613)            --           (8,830)     (24,000)         (52,443)
                                       ----------   ------------     ------------   ----------     ------------
                                          372,715        145,444           90,636     (268,761)         340,034
                                       ----------   ------------     ------------   ----------     ------------
                                       $  609,134   $    253,767     $    535,518   $ (591,118)    $    807,301
                                       ==========   ============     ============   ==========     ============
NOTE H – Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2001
(thousands of dollars)

                                        Parent                            Non-
                                        Company        Guarantor       Guarantor
                                         Only        Subsidiaries     Subsidiaries  Eliminations    Consolidated
                                       -----------   -------------    ------------  ------------    ------------

GROSS REVENUE
Operating revenue..................... $      112    $    47,870      $ 75,302      $       --      $    123,284
Intercompany revenue..................          2          1,860           321          (2,183)               --
Gain (loss) on disposal of assets.....         (5)           427             3              --               425
                                       ----------    -----------      --------      ----------      ------------
                                              109         50,157        75,626          (2,183)          123,709
OPERATING EXPENSES
Direct cost...........................          1         36,372        52,040              --            88,413
Intercompany expense..................         --            321         1,862          (2,183)               --
Depreciation and amortization.........        138          2,302         5,938              --             8,378
General and administrative............      1,755          2,238         3,673              --             7,666
                                       ----------    -----------      --------      ----------      ------------
                                            1,894         41,233        63,513          (2,183)          104,457
                                       ----------    -----------      --------      ----------      ------------

OPERATING INCOME (LOSS)...............     (1,785)         8,924        12,113              --            19,252

Earnings from unconsolidated
     entities, net....................      9,555             --           961          (9,554)              962
Interest income.......................      8,376             82           348          (7,658)            1,148
Interest expense......................      3,572             --         8,354          (7,658)            4,268
Other income (expense), net...........         23              2          (116)             --               (91)
                                       ----------    -----------      --------      ----------      ------------

INCOME BEFORE PROVISION
     FOR INCOME TAXES AND
     MINORITY INTEREST................     12,597          9,008         4,952          (9,554)           17,003
Allocation of consolidated income
        taxes.........................        864          2,868         1,538              --             5,270
Minority interest.....................       (362)            --            --              --              (362)
                                       ----------    -----------      --------      ----------      ------------

NET INCOME   ......................... $   11,371    $     6,140      $  3,414      $   (9,554)     $     11,371
                                       ==========    ===========      ========      ==========      ============
NOTE H – Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2001
(thousands of dollars)

                                          Parent                        Non-
                                          Company      Guarantor       Guarantor
                                           Only       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                        ----------    ------------    ------------   ------------    ------------

Net cash provided by (used in)
     operating activities.............. $  (15,543)   $  24,948       $ (1,090)      $  (6,131)      $      2,184
                                        ----------    ---------       --------       ---------       ------------

Cash flows from investing activities:
     Capital expenditures..............        (10)     (23,849)          (454)             --            (24,313)
     Proceeds from asset dispositions..         --        1,843              4              --              1,847
     Investments in subsidiaries.......      2,000       (2,000)            --              --                 --
                                        ----------    ---------       --------       ---------       ------------
Net cash provided by (used in)
     investing activities..............      1,990      (24,006)          (450)             --            (22,466)
                                        ----------    ---------       --------       ---------       ------------

Cash flows from financing activities:
     Repayment of debt.................         --           --         (7,086)          6,131               (955)
     Issuance of common stock..........      1,005           --             --              --              1,005
                                        ----------    ---------       --------       ---------       ------------
Net cash provided by (used in)
      financing activities.............      1,005           --         (7,086)          6,131                 50
                                        ----------    ---------       --------       ---------       ------------

Effect of exchange rate changes in cash         --           --            (45)             --                (45)
                                        ----------    ---------       --------       ---------       ------------

Net increase (decrease) in cash and
     cash equivalents..................    (12,548)         942         (8,671)             --            (20,277)

Cash and cash equivalents
     at beginning of period............     19,633        3,130         32,031              --             54,794
                                        ----------    ---------       --------       ---------       ------------

Cash and cash equivalents
      at end of period................. $    7,085    $   4,072       $ 23,360       $      --       $     34,517
                                        ==========    =========       ========       =========       ============
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

Results of Operations

      A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ----------------------------
                                                                                 2002           2001
                                                                             -----------     ------------

Operating revenue.........................................................  $    135,069     $    123,284
Gain on disposal of assets................................................           287              425
Operating expenses........................................................      (117,935)        (104,457)
                                                                            ------------     ------------

Operating income..........................................................        17,421           19,252

Earnings from unconsolidated entities, net................................         1,783              962
Interest income (expense), net............................................        (3,338)          (3,120)
Other income (expense), net...............................................        (1,744)             (91)
                                                                            ------------     ------------

Income before provision for income taxes and minority interest............        14,122           17,003
Provision for income taxes................................................         4,237            5,270
Minority interest.........................................................          (403)            (362)
                                                                            ------------     ------------

Net income................................................................  $      9,482     $     11,371
                                                                            ============     ============

      The following table sets forth certain operating information, which forms the basis for discussion of the Company's helicopter activities and production management and related services. Certain reclassifications have been made to the information presented for the three months ended June 30, 2001 to conform to the current quarter presentation of the Company's Technical Services operation as a separate business unit. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

                                                                   Three Months Ended June 30,
                                                               --------------------------------------
                                                                     2002                   2001
                                                               ---------------         --------------
                                                                (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log...............................................           35,115                  36,085
      Bristow...............................................           12,466                  12,534
      International.........................................           19,645                  21,840
      Technical Services....................................              398                     321
                                                               --------------          --------------
         Total..............................................           67,624                  70,780
                                                               ==============          ==============

Operating revenue:
   Helicopter Activities:
       Air Log..............................................   $       39,173          $       38,115
       Bristow..............................................           45,883                  40,155
       International........................................           37,920                  36,524
       Technical Services...................................           11,430                   5,676
       Less:  Intercompany..................................           (9,930)                 (8,244)
                                                               --------------          --------------
         Total..............................................          124,476                 112,226
   Production management and related services...............           12,010                  12,044
   Corporate................................................            3,049                   2,798
   Less:  Intercompany......................................           (4,466)                 (3,784)
                                                               --------------          --------------
         Consolidated total.................................   $      135,069          $      123,284
                                                               ==============          ==============

Operating income, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log..............................................   $        3,984          $        7,638
       Bristow..............................................            5,539                   3,195
       International........................................            6,799                   7,566
       Technical Services...................................              744                    (119)
                                                               --------------          --------------
         Total..............................................           17,066                  18,280
   Production management and related services...............              895                     813
   Corporate................................................             (827)                   (266)
                                                               --------------          --------------
         Consolidated total.................................   $       17,134          $       18,827
                                                               ==============          ==============

Gross margin, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log..............................................           10.2%                  20.0%
       Bristow..............................................           12.1%                   8.0%
       International........................................           17.9%                  20.7%
       Technical Services...................................            6.5%                  (2.1)%
         Total..............................................           13.7%                  16.3%
   Production management and related services...............            7.5%                   6.8%
         Consolidated total.................................           12.7%                  15.3%
Helicopter Activities

      Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International's activities include Air Log and Bristow's operations in the following countries: Australia, Brazil, China, Colombia, Congo, India, Kazakhstan, Macedonia, Mexico, Nigeria, The Maldives and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log's service agreements with, and equity interests in, entities that operate aircraft in Brazil, Egypt and Mexico ("unconsolidated entities").

      Operating revenue from helicopter activities increased by 10.9% during the three months ended June 30, 2002 over the prior year comparable quarter, however operating expenses increased 14.3%. This resulted in an operating margin of 13.7% as compared to 16.3% in the similar quarter in the prior year. Changes in operating revenue, expenses and income are explained by division below.

     Air Log - Air Log's flight hours decreased 2.7% while revenue increased 2.8% during the current fiscal quarter from the similar quarter in the prior year. The decrease in flight hours without a corresponding decrease in revenue was due primarily to the 30% rate increase that went into effect in June 2001. The rate increase was phased-in over two quarters with all of Air Log's customers under the new rate structure by January 2002. Flight hours generated from larger, crew change aircraft in the Gulf of Mexico decreased 31.2% from the similar quarter in the prior year, which is consistent with the percentage decline in contracted rigs in the Gulf of Mexico during the same period. Flight hours from smaller, production related aircraft decreased 1.3%. Air Log's operating margin of 10.2% for the three months ended June 30, 2002 compares to 20.0% in the similar quarter in the prior year. The decline in the operating margin was primarily a result of wage increases for pilots, mechanics and other operational employees effective July 2001 in response to increases in the market wages for these employee groups and higher maintenance and insurance costs.

      In May 2002, a customer notified Air Log of its intention to change helicopter operators. During the quarter ended June 30, 2002, the customer had ten aircraft on full-time monthly contract (two crew change aircraft and eight smaller aircraft). Seven aircraft were released at the end of June with the remaining three ending in mid July. The customer accounted for $4.7 million of Air Log's revenue for the three months ended June 30, 2002. During the quarter and subsequent thereto nine monthly contracts (two crew change aircraft and seven smaller aircraft) with other customers were added which serves to mitigate this lost work.

      Currently the drilling rig utilization in the Gulf of Mexico is 67%, down from 87% a year ago. Consequently, utilization of Air Log's crew change fleet has significantly decreased in recent quarters. If the drilling activity in the Gulf of Mexico does not increase, it is likely that Air Log will continue to experience reduced demand for its crew change services.

      Bristow - Bristow's flight hours remained constant while revenue increased by 14.3% during the quarter from the similar period in the prior year. The increase in revenue is due to rate increases Bristow has achieved on customer contracts both mid-term, and upon renewal. Additionally, the tightening of the supply of helicopters in the North Sea has resulted in premium rates being charged for ad hoc flights.

      Bristow's operating margin increased from 8.0% in the quarter ended June 30, 2001 to 12.1% in the current quarter. This improvement in margin is due primarily to the rate increases in the North Sea as discussed above.

      On July 16, 2002, one of the Company's S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea, killing all 11 persons onboard. A comprehensive investigation was immediately initiated involving a U.K. Aircraft Accident Investigation Bureau, Company and customer personnel, and manufacturer's representatives. Thus far, it has been determined that the cause of the accident was a main rotor blade which failed during flight. The cause of this failure is still under investigation. The Company maintains insurance coverage for such situations, and believes its coverages are adequate for any claims that may result.

      As a result of the accident, the customer immediately grounded the six S-76 helicopters it had under contract from Bristow. This grounding was lifted by the customer for two aircraft on August 7, 2002 and is expected to be lifted for the remaining four by early September 2002. Bristow has been and is covering the customers requirements using a different aircraft type and on a limited basis subcontracting with a competitor. Accordingly, flight hours have not been significantly impacted by the accident. The Company does not expect to incur a material amount of additional costs related to the accident, that would not otherwise be covered by insurance.

      International - Internationally, flight hours decreased 10.0% and revenue increased 3.8% during the current fiscal quarter from the similar quarter in the prior year. In Nigeria flight hours were down 17.8% over the prior year quarter while revenue increased 6.3% over the same period. The reduction in flight activity with no related decrease in revenue was primarily due to a change on one contract to customer owned aircraft. Bristow continues to provide the crew, maintenance and technical support needed to operate the aircraft for this contract. Short term contracts in the current quarter and ad hoc work contributed to the increase in revenue. In Trinidad flight hours and revenue increased 39.7% and 45.5%, respectively, over the comparable period in the prior year. The increase in flight activity is primarily the result of a short term contract which ended in May 2002. The revenue increase can also be attributed to a rate increase effective October 1, 2001. Trinidad's operating margin increased to 20.1% in the current quarter from 16.1% in the prior year quarter. Australia flight activity and revenue increased 11.5% and 30.4%, respectively, over the prior year quarter. Short term contracts at favorable rates and rate increases contributed to the improvement. The operating margin increased from 1.0% to 5.8%.

      On July 1, 2002, the Company acquired a 40% interest in a West Africa helicopter operating company and ten single engine helicopters and three fixed wing aircraft for $16 million. The acquisition was financed by using $2 million in existing cash and borrowing $14 million under the Company's line of credit facility. The operating company primarily works for a major oil company under a contract, which has been extended for two years. This contract is expected to generate approximately $18 million in revenue on an annual basis.

      Technical Services - Operating revenue for Technical Services increased during the current quarter from the similar quarter in the prior year which led to an increase in the operating margin from (2.1)% in the quarter ended June 30, 2001 to 6.5% in the current quarter. The increase in operating revenue and margin was primarily due to the acquisition of an engine repair and overhaul facility in December 2001 and increased activity.

Production Management and Related Services

      Operating revenue for GPM remained constant during the three months ended June 30, 2002, as compared to the similar period in the prior year. GPM's operating margin increased slightly to 7.5% from 6.8% in the similar quarter in the prior year.

Corporate and Other

      Consolidated net interest expense increased slightly during the current quarter due to interest income of approximately $0.4 million on refunds of prior taxes received in the prior year quarter. Other expenses increased in the current quarter in comparison to the same period in the prior year primarily due to higher foreign currency exchange losses during the current quarter. The effective income tax rate was approximately 30% for the three months ended June 30, 2002 and 31% for the three months ended June 30, 2001.

Liquidity and Capital Resources

      Cash and cash equivalents were $24.4 million as of June 30, 2002, a $18.3 million decrease from March 31, 2002. Working capital as of June 30, 2002 was $162.4 million, a $15.5 million increase from March 31, 2002. Total debt was $196.3 million as of June 30, 2002.

      As of June 30, 2002, Bristow had a £9 million ($13.7 million) revolving credit facility with a syndicate of United Kingdom banks that is payable on demand. Bristow had no amounts drawn under this facility as of June 30, 2002, but did have £4.2 million ($6.4 million) of letters of credit utilized which reduced availability under the line. As of June 30, 2002, the Company had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2003. No funds were drawn under this facility as of June 30, 2002. Subsequent to June 30, 2002, the Company borrowed $14.0 million under this facility to finance the acquisition discussed in "Helicopter Activities - International", above. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

      During the quarter ended June 30, 2002, the Company received proceeds of $0.5 million primarily from the disposition of one aircraft and purchased one Bell 407 for $1.1 million, one EC120 for $1.0 million and one Bell 412 for $2.5 million. These aircraft acquisitions were made to fulfill customer contract requirements. The Company has a purchase commitment with a balance remaining of $6.8 million on an AS 332L2 Super Puma. During the quarter ended June 30, 2001, the Company received proceeds of $1.8 million primarily from the disposition of two aircraft and purchased three Bell 412s for $14.5 million, three Bell 407s for $4.0 million and three 206 L-4s for $2.7 million.

      The Company has the following contractual obligations and commercial commitments as of June 30, 2002 (millions of dollars):

                                                                            Payments Due by Period
                                                 ------------------------------------------------------------------
                                                             Less than                                   After
                                                   Total       1 year      1-3 years    4-5 years       5 years
                                                 ------------------------------------------------------------------
         Contractual Obligations:
         ------------------------

         Long-Term Debt                          $     196.3   $  5.4      $   90.9    $       --      $  100.0
         Operating Leases                               32.2      4.3          12.5           4.1          11.3
         Unconditional Purchase
           Obligations                                   6.8      6.8            --            --            --
                                                 -----------   ------      --------    ----------      --------
         Total Contractual Cash Obligations      $     235.3   $ 16.5      $  103.4    $      4.1      $  111.3
                                                 ===========   ======      ========    ==========      ========

                                                        Amount of Commitment Expiration Per Period
                                                 ------------------------------------------------------------------
                                                             Less than                                   Over
                                                   Total        1 year     1-3 years    4-5 years       5 years
                                                 ------------------------------------------------------------------
         Other Commercial Commitments:
         -----------------------------

         Debt Guarantee                          $      22.9   $   --      $     --    $       --      $    22.9
         Residual Value Guarantee                        3.8       --            --           3.8             --
         Letters of Credit                               6.4      4.1            --           2.3             --
                                                 -----------   ------      --------    ----------      ---------
         Total Commercial Commitments            $      33.1   $  4.1      $     --    $      6.1      $    22.9
                                                 ===========   ======      ========    ==========      =========
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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards significantly changed the Company's prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $0.3 million for the quarter ended June 30, 2001. Had the goodwill amortization not been recorded for the quarter ended June 30, 2001, the Company's net income for that quarter would have been $11.6 million and diluted earnings per share would have been $0.48. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of the SFAS No. 142. However, based on the preliminary evaluation procedures it has performed, the Company does not believe that its existing goodwill will be impaired. The initial transition evaluation is required to be and will be completed by September 30, 2002.

      The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on April 1, 2003. Although the Company has not yet determined the transition amounts, the nature of its operations does not create significant asset retirement obligations; therefore, management does not expect the adoption of this standard to materially impact the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The Company adopted SFAS No. 144 effective April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). As of June 30, 2002, the Company did not have any nominal forward exchange contracts outstanding. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
  Reports on Form 8-K:

      On July 9, 2002, the Company filed a report on Form 8-K announcing the Board of Directors had determined to increase the size of the Board of Directors to ten members, effective as of the Annual Meeting scheduled for September 16, 2002.

      On July 12, 2002, the Company filed a report on Form 8-K announcing that Arthur Andersen LLP would no longer be engaged as the Company's independent public accountants.

      On July 22, 2002, the Company filed a report on Form 8-K announcing that KPMG LLP had been engaged to serve as the Company's independent public accountants.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.
BY: /s/ H. Eddy Dupuis H. EDDY DUPUIS Vice President - Chief Financial Officer
DATE: August 14, 2002