Form 10-Q
period 2002-09-30
OFFSHORE LOGISTICS INC
filed 2002-11-14
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 1, 2002:

     22,500,921 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(thousands of dollars, except per share amounts)

                                                                Three Months Ended               Six Months Ended
                                                                   September 30,                   September 30,
                                                            --------------------------    ---------------------------
                                                               2002           2001            2002           2001
                                                            -----------    -----------    ---------     -------------

GROSS REVENUE
Operating revenue.........................................  $   143,576    $   131,502    $   278,645     $   254,786
Gain on disposal of assets................................        1,966            735          2,253           1,160
                                                            -----------    -----------    -----------     -----------
                                                                145,542        132,237        280,898         255,946
OPERATING EXPENSES
Direct cost...............................................      105,886         92,946        206,557         181,359
Depreciation and amortization.............................        9,344          8,640         18,285          17,018
General and administrative................................        8,734          8,015         17,057          15,681
                                                            -----------    -----------    -----------     -----------
                                                                123,964        109,601        241,899         214,058
                                                            -----------    -----------    -----------     -----------

OPERATING INCOME..........................................       21,578         22,636         38,999          41,888

Earnings from unconsolidated entities, net................        1,668          1,676          3,451           2,638
Interest income...........................................          309            373            647           1,521
Interest expense..........................................        3,602          4,080          7,278           8,348
Other income (expense), net...............................       (1,485)          (752)        (3,229)           (843)
                                                            ------------   -----------    ------------    -----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY
   INTEREST...............................................       18,468         19,853         32,590          36,856

Provision for income taxes................................        5,540          6,155          9,777          11,425
Minority interest.........................................         (445)          (382)          (848)           (744)
                                                            ------------   -----------    ------------    -----------

NET INCOME................................................  $    12,483    $    13,316    $    21,965     $    24,687
                                                            ===========    ===========    ===========     ===========

Net income per common share:
Basic.....................................................  $      0.56    $      0.61    $      0.98     $      1.13
                                                            ===========    ===========    ===========     ===========
Diluted...................................................  $      0.51    $      0.55    $      0.90     $      1.02
                                                            ===========    ===========    ===========     ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars)

                                                                                  September 30,     March 31,
                                                                                 --------------   ------------
                                                                                     2002              2002
                                                                                 --------------   ------------

ASSETS
------
Current Assets:
    Cash and cash equivalents....................................................$       52,125   $     42,670
    Accounts receivable..........................................................       137,083        120,292
    Inventories..................................................................       109,745        100,849
    Prepaid expenses and other...................................................        37,090          9,391
                                                                                 --------------   ------------
       Total current assets......................................................       336,043        273,202

Investments in unconsolidated entities...........................................        24,158         21,103
Property and equipment - at cost:
    Land and buildings...........................................................        16,358         13,686
    Aircraft and equipment.......................................................       707,938        653,225
                                                                                 --------------   ------------
                                                                                        724,296        666,911
Less:  accumulated depreciation and amortization.................................      (223,455)      (191,942)
                                                                                 ---------------  ------------
                                                                                        500,841        474,969
Other assets.....................................................................        46,311         38,027
                                                                                 --------------   ------------

                                                                                 $      907,353   $    807,301
                                                                                 ==============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
    Accounts payable.............................................................$       29,630   $     30,312
    Accrued liabilities..........................................................        81,456         71,935
    Deferred taxes...............................................................         9,570          7,212
    Current maturities of long-term debt and other...............................        27,424         16,793
                                                                                 --------------   ------------
       Total current liabilities.................................................       148,080        126,252

Long-term debt, less current maturities..........................................       208,931        191,221
Other liabilities and deferred credits...........................................        39,274         37,520
Deferred taxes...................................................................       106,755         99,276
Minority interest................................................................        15,214         12,998

Stockholders' Investment:
    Common Stock, $.01 par value, authorized 35,000,000 shares;
       outstanding  22,489,421 and 22,298,921 at September 30
       and March 31, respectively (exclusive of 1,281,050 treasury shares)                  225            223
    Additional paid-in capital...................................................       138,695        135,886
    Retained earnings............................................................       278,333        256,368
    Accumulated other comprehensive income (loss)................................       (28,154)       (52,443)
                                                                                 ---------------  ------------
                                                                                        389,099        340,034
                                                                                 --------------   ------------

                                                                                 $      907,353   $    807,301
                                                                                 ==============   ============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                  ----------------------------
                                                                                        2002           2001
                                                                                  -------------   ------------

Cash flows from operating activities:
    Net income....................................................................$      21,965   $     24,687
Adjustments to reconcile net income to cash
provided by operating activities:
    Depreciation and amortization.................................................       18,285         17,018
    Increase (decrease) in deferred taxes.........................................        4,983          8,753
    (Gain) Loss on asset dispositions.............................................       (2,253)        (1,160)
    Equity in earnings from unconsolidated entities
       (over) under dividends received............................................       (1,896)          (787)
    Minority interest in earnings.................................................          848            744
    (Increase) decrease in accounts receivable....................................      (10,146)       (18,063)
    (Increase) decrease in inventories............................................       (3,658)        (9,254)
    (Increase) decrease in prepaid expenses and other.............................         (322)         3,736
    Increase (decrease) in accounts payable.......................................       (2,600)         2,924
    Increase (decrease) in accrued liabilities....................................        5,461          7,200
    Increase (decrease) in other liabilities and deferred credits.................       (1,516)         1,166
                                                                                  -------------   ------------
Net cash provided by (used in) operating activities...............................       29,151         36,964
                                                                                  -------------   ------------

Cash flows from investing activities:
    Capital expenditures..........................................................      (11,684)       (46,756)
    Assets purchased on behalf of affiliate.......................................      (26,019)            --
    Proceeds from asset dispositions..............................................        7,126          3,054
    Acquisitions, net of cash received............................................      (15,953)            --
    Investments...................................................................           --           (576)
                                                                                  -------------   ------------
Net cash provided by (used in) investing activities...............................      (46,530)       (44,278)
                                                                                  -------------   ------------

Cash flows from financing activities:
    Proceeds from borrowings from affiliate.......................................       26,019             --
    Proceeds from borrowings under credit facilities..............................       14,000             --
    Repayment of debt.............................................................      (16,645)        (9,788)
    Issuance of common stock......................................................        2,757          1,065
                                                                                  -------------   ------------
Net cash provided by (used in) financing activities...............................       26,131         (8,723)
                                                                                  -------------   ------------

Effect of exchange rate changes in cash...........................................          703            391
                                                                                  -------------   ------------

Net increase (decrease) in cash and cash equivalents..............................        9,455        (15,646)
Cash and cash equivalents at beginning of period..................................       42,670         54,794
                                                                                  -------------   ------------

Cash and cash equivalents at end of period........................................$      52,125   $     39,148
                                                                                  =============   ============

Supplemental disclosure of cash flow information
Cash paid during the period for:
    Interest......................................................................$       7,138   $      7,628
    Income taxes..................................................................$       4,122   $      2,693

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002

NOTE A - Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

NOTE B - Earnings per Share

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and six months ended September 30, 2002 excluded 424,000 and 257,500 stock options, respectively, at a weighted average exercise price of $20.46 and $21.34, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three months ended September 30, 2001 excluded 432,826 stock options at a weighted average exercise price of $20.45, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                     Three Months Ended               Six Months Ended
                                                                        September 30,                   September 30,
                                                                ----------------------------   ---------------------------
                                                                    2002            2001           2002            2001
                                                                ------------    ------------   ------------  -------------

Net income (thousands of dollars):
    Income available to common stockholders.................... $     12,483    $     13,316   $     21,965  $      24,687
    Interest on convertible debt, net of taxes.................          955             941          1,909          1,882
                                                                ------------    ------------   ------------  -------------
    Income available to common stockholders,
         plus assumed conversions.............................. $     13,438    $     14,257   $     23,874  $      26,569
                                                                ============    ============   ============  =============

Shares:
    Weighted average number of common
    shares outstanding.........................................   22,398,223      21,895,606     22,356,507     21,879,727
    Options....................................................      127,989         171,704        167,850        232,849
    Convertible debt...........................................    3,976,928       3,976,928      3,976,928      3,976,928
                                                                ------------    ------------   ------------  -------------

Weighted average number of common
         shares outstanding, plus assumed conversions..........   26,503,140      26,044,238     26,501,285     26,089,504
                                                                  ==========    ============   ============  =============

Net income (loss) per share:
    Basic...................................................... $       0.56    $       0.61   $       0.98  $        1.13
                                                                ============    ============   ============  =============
    Diluted.................................................... $       0.51    $       0.55   $       0.90  $        1.02
                                                                ============    ============   ============  =============
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

        On July 16, 2002, one of the Company’s S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea, killing all 11 persons onboard. A comprehensive investigation was immediately initiated involving the U.K. Aircraft Accident Investigation Bureau, Company and customer personnel, and manufacturer’s representatives. It has been determined that the cause of the accident was a main rotor blade which failed during flight. The cause of this failure is still under investigation but is believed to result from a manufacturing anomaly in the construction of the blade which when combined with a subsequent lightning strike, weakened the structural integrity of the blade. The Company maintains insurance coverage for such situations, and believes its coverages and that of the blade manufacturer are adequate for any claims that may result.

NOTE D - Comprehensive Income

     Comprehensive income is as follows (thousands of dollars):

                                                                    Three Months Ended            Six Months Ended
                                                                       September 30,                September 30,
                                                               --------------------------     ---------------------
                                                                      2002         2001            2002        2001
                                                               ------------    ----------     ---------   ---------

Net Income.....................................................   $   12,483    $   13,316     $  21,965  $   24,687
Other Comprehensive Income:
    Currency translation adjustment............................        7,308        11,060        24,289       9,262
                                                                  ----------    ----------     ---------  ----------
Comprehensive Income...........................................   $   19,791    $   24,376     $  46,254  $   33,949
                                                                  ==========    ==========     =========  ==========
NOTE E - Acquisition

        On July 1, 2002, the Company made an investment in a West Africa helicopter operating company and ten single engine helicopters and three fixed wing aircraft for $16 million. The acquisition was financed by using $2 million in existing cash and borrowing $14 million under the Company’s line of credit facility. The acquisition was accounted for under the purchase method. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. According to initial information, approximately $6.2 million, representing the excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill. The Company is in the process of obtaining additional information about the fair value of the tangible net assets, therefore the purchase price allocation is preliminary and subject to change. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statement of income.

NOTE F - Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards significantly changed the Company’s prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $0.3 million and $0.6 million for the three and six months ended September 30, 2001, respectively. Had the goodwill amortization not been recorded for the three and six months ended September 30, 2001, the Company’s net income would have been $13.6 million and $25.1 million, respectively and diluted earnings per share would have been $0.56 and $1.03, respectively. As of the beginning of the current fiscal year, the Company had unamortized goodwill of $13.8 million and $6.3 million relating to its production management and technical services business units, respectively. At September 30, 2002, the Company completed a goodwill impairment test of these opening balances, which involved the use of estimates related to the fair market value of the Company’s business units to which goodwill was allocated. The test indicated the goodwill was not impaired. The Company has no reason to believe that the goodwill of $6.2 million recorded in connection with the acquisition discussed in Note E has been impaired as of September 30, 2002.

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

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s statement of financial position or operations.

NOTE G - Related Party Transaction

      The Company's Technical Services Business Unit contracted with two affiliates to purchase and modify aircraft on the affiliates behalf. The funds to acquire the aircraft (£16.7 million) were advanced from the affiliates to the Company and is reflected in the accompanying balance sheet as current maturities and other short term obligations. The related aircraft costs are reflected in the balance sheet in prepaids and other current assets. During October 2002, title to the aircraft in question was transferred to the affiliates, and the debt was repaid. No gain or loss was recorded on the transfer of title to the affiliates, however modification to the aircraft by the Technical Services Business Unit are still in progress and are priced on arms length terms.

NOTE H - Segment Information

        The Company operates principally in two business segments: helicopter activities and production management and related services. The following shows reportable segment information for the three and six months ended September 30, 2002 and 2001, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

                                                                     Three Months Ended           Six Months Ended
                                                                        September 30,                September 30,
                                                                -------------------------    ---------------------------
                                                                    2002            2001          2002           2001
                                                                -----------    ----------    -------------    ----------

Segment operating revenue from external customers:
Helicopter activities:
     Air Log................................................... $    34,303    $   39,910    $      70,569    $   75,593
     Bristow...................................................      48,777        40,331           90,331        76,582
     International.............................................      40,934        35,245           78,178        70,959
     Technical Services........................................       7,538         4,300           15,386         7,779
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................     131,552       119,786          254,464       230,913
Production management and related services.....................      11,914        11,617           23,909        23,661
                                                                -----------   -----------      -----------   -----------
         Total segment operating revenue....................... $   143,466   $   131,403      $   278,373   $   254,574
                                                                ===========   ===========      ===========   ===========

Intersegment operating revenue:
Helicopter activities:
     Air Log................................................... $     3,349   $     2,603      $     6,256   $     5,035
     Bristow...................................................       4,199         5,500            8,528         9,404
     International.............................................         677           675            1,353         1,485
     Technical Services........................................       1,629         2,188            5,211         4,385
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................       9,854        10,966           21,348        20,309
Production management and related services.....................          15            --               30            --
                                                                -----------   -----------      -----------   -----------
         Total intersegment operating revenue.................. $     9,869   $    10,966      $    21,378   $    20,309
                                                                ===========   ===========      ===========   ===========

Consolidated operating revenue reconciliation:
Helicopter activities:
     Air Log................................................... $    37,652   $    42,513      $    76,825   $    80,628
     Bristow...................................................      52,976        45,831           98,859        85,986
     International.............................................      41,611        35,920           79,531        72,444
     Technical Services........................................       9,167         6,488           20,597        12,164
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................     141,406       130,752          275,812       251,222
Production management and related services.....................      11,929        11,617           23,939        23,661
Corporate......................................................       2,837         2,770            5,886         5,568
Intersegment eliminations......................................     (12,596)      (13,637)         (26,992)      (25,665)
                                                                ------------  -----------      ------------  -----------
         Total consolidated operating revenue.................. $   143,576   $   131,502      $   278,645   $   254,786
                                                                ===========   ===========      ===========   ===========

Consolidated operating income reconciliation:
Helicopter activities:
     Air Log................................................... $     4,970   $     8,948      $     8,954   $    16,586
     Bristow...................................................       7,202         7,034           12,741        10,229
     International.............................................       7,181         5,962           13,980        13,528
     Technical Services........................................         529           418            1,273           299
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................      19,882        22,362           36,948        40,642
Production management and related services.....................         898           754            1,793         1,567
Gain on disposal of assets.....................................       1,966           735            2,253         1,160
Corporate......................................................      (1,168)       (1,215)          (1,995)       (1,481)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating income................... $    21,578   $    22,636      $    38,999   $    41,888
                                                                ===========   ===========      ===========   ===========
NOTE I - Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $100 million 7 7/8% Senior Notes due 2008, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued
                                       Supplemental Condensed Consolidating Balance Sheet
                                                       September 30, 2002
                                                     (thousands of dollars)

                                                Parent                         Non-
                                               Company       Guarantor       Guarantor
                                                 Only      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                             ----------    ------------    ------------   ------------    -------------

ASSETS
------
  Current assets:
    Cash and cash equivalents..............  $   11,727    $      2,985     $   37,413    $        --     $      52,125
    Accounts receivable....................       4,098          37,538        103,040         (7,593)          137,083
    Inventories............................          --          60,847         49,035           (137)          109,745
    Prepaid expenses and other.............         220           2,596         34,274             --            37,090
                                             ----------     -----------     ----------    -----------     -------------
      Total current assets.................      16,045         103,966        223,762         (7,730)          336,043

  Intercompany investment..................     261,818              --             --       (261,818)               --
  Investments in unconsolidated entities...          --              --         24,158             --            24,158
  Intercompany note receivables............     371,709              --          3,000       (374,709)               --

  Property and equipment--at cost:
    Land and buildings.....................         135           7,320          8,903             --            16,358
    Aircraft and equipment.................       2,659         227,795        477,484             --           707,938
                                             ----------     -----------     ----------    -----------     -------------
                                                  2,794         235,115        486,387             --           724,296
  Less:  Accumulated depreciation
      and amortization.....................      (2,054)        (89,974)      (131,427)            --          (223,455)
                                             ----------     -----------     ----------    -----------     -------------
                                                    740         145,141        354,960             --           500,841
  Other assets.............................       9,792          14,023         22,386            110            46,311
                                             ----------     -----------     ----------    -----------     -------------
                                            $   660,104    $    263,130     $  628,266    $  (644,147)    $     907,353
                                            ===========    ============     ==========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable....................... $       318    $      7,690     $   29,215    $    (7,593)    $      29,630
    Accrued liabilities....................       6,734          15,392         53,419          5,911            81,456
    Deferred taxes.........................       1,079              --         19,729        (11,238)            9,570
    Current maturities of long-term debt
      and other............................          --              --         27,424             --            27,424
                                            -----------    ------------     ----------    -----------     -------------
      Total current liabilities............       8,131          23,082        129,787        (12,920)          148,080

  Long-term debt, less current maturities..     204,922              --          4,009             --           208,931
  Intercompany notes payable...............       3,844          36,561        334,304       (374,709)               --
  Other liabilities and deferred credits...         275           2,780         36,219             --            39,274
  Deferred taxes...........................      12,728          48,635         40,066          5,326           106,755
  Minority interest........................      15,214              --             --             --            15,214

  Stockholders' investment:
    Common stock...........................         225           4,062          9,238        (13,300)              225
    Additional paid in capital.............     138,694          51,168          8,016        (59,183)          138,695
    Retained earnings......................     278,470          96,842         82,720       (179,699)          278,333
    Accumulated other comprehensive
      income (loss)........................      (2,399)             --        (16,093)        (9,662)          (28,154)
                                            -----------    ------------     ----------    -----------     -------------
                                                414,990         152,072         83,881       (261,844)          389,099
                                            -----------    ------------     ----------    -----------     -------------
                                            $   660,104    $    263,130     $  628,266    $  (644,147)    $     907,353
                                            ===========    ============     ==========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued
                                    Supplemental Condensed Consolidating Statement of Income
                                               Six Months Ended September 30, 2002
                                                     (thousands of dollars)

                                                Parent                         Non-
                                               Company       Guarantor       Guarantor
                                                 Only      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                             ----------    ------------    ------------   ------------    -------------

GROSS REVENUE
Operating revenue.........................   $      273    $     94,540     $  183,832    $        --     $     278,645
Intercompany revenue......................           --           3,924          1,332         (5,256)               --
Gain on disposal of assets................            8             826          1,419             --             2,253
                                             ----------    ------------     ----------    -----------     -------------
                                                    281          99,290        186,583         (5,256)          280,898
OPERATING EXPENSES
Direct cost...............................           --          75,670        130,887             --           206,557
Intercompany expense......................           19           1,312          3,444         (4,775)               --
Depreciation and amortization.............          273           5,718         12,294             --            18,285
General and administrative................        2,960           4,721          9,857           (481)           17,057
                                             ----------    ------------     ----------    -----------     -------------
                                                  3,252          87,421        156,482         (5,256)          241,899
                                             ----------    ------------     ----------    -----------     -------------

OPERATING INCOME (LOSS)...................       (2,971)         11,869         30,101             --            38,999

Earnings from unconsolidated entities, net       17,997              --          3,451        (17,997)            3,451
Interest income...........................       17,470              20            375        (17,218)              647
Interest expense..........................        7,246              --         17,250        (17,218)            7,278
Other income (expense), net...............         (373)             61         (2,917)            --            (3,229)
                                             ----------    ------------     ----------    -----------     -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY
  INTEREST................................       24,877          11,950         13,760        (17,997)           32,590
Allocation of consolidated income taxes...        2,064           3,585          4,128             --             9,777
Minority interest.........................         (848)             --             --             --              (848)
                                             ----------    ------------     ----------    -----------     -------------

NET INCOME ...............................   $   21,965    $      8,365     $    9,632    $   (17,997)    $      21,965
                                             ==========    ============     ==========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued
                                Supplemental Condensed Consolidating Statement of Cash Flows
                                               Six Months Ended September 30, 2002
                                                     (thousands of dollars)

                                                Parent                         Non-
                                               Company       Guarantor       Guarantor
                                                 Only      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                             ----------    ------------    ------------   ------------    -------------

Net cash provided by (used in)
  operating activities....................   $  (15,550)   $      4,472     $   24,229    $    16,000     $      29,151
                                             ----------    ------------     ----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures....................          (73)         (6,309)        (5,302)            --           (11,684)
  Assets purchased on behalf of affiliate.           --              --        (26,019)            --           (26,019)
  Proceeds from asset dispositions........           14           2,114          4,998             --             7,126
  Acquisitions, net of cash received......           --              --        (15,953)            --           (15,953)

Net cash provided by (used in)
  investing activities....................          (59)         (4,195)       (42,276)            --           (46,530)
                                             ----------    ------------     ----------    -----------     -------------

Cash flows from financing activities:
  Proceeds from borrowings from affiliate.           --              --         42,019        (16,000)           26,019
  Proceeds from borrowings under credit
    facilities............................       14,000              --             --             --            14,000
  Repayment of debt.......................           --              --        (16,645)            --           (16,645)
  Issuance of common stock................        2,757              --             --             --             2,757
                                             ----------    ------------     ----------    -----------     -------------
Net cash used in financing activities.....       16,757              --         25,374        (16,000)           26,131
                                             ----------    ------------     ----------    -----------     -------------

Effect of exchange rate changes in cash...           --              --            703             --               703
                                             ----------    ------------     ----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents........................        1,148             277          8,030             --             9,455

Cash and cash equivalents
  at beginning of period..................       10,579           2,708         29,383             --            42,670
                                             ----------    ------------     ----------    -----------     -------------

Cash and cash equivalents
 at end of period.........................   $   11,727    $      2,985     $   37,413    $        --     $      52,125
                                             ==========    ============     ==========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued
                                       Supplemental Condensed Consolidating Balance Sheet
                                                         March 31, 2002
                                                     (thousands of dollars)

                                          Parent                          Non-
                                         Company       Guarantor       Guarantor
                                           Only      Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                       -----------   ------------    ------------  ------------    ------------

ASSETS
------
  Current assets:
    Cash and cash equivalents......... $    10,579   $     2,708     $     29,383  $       --      $     42,670
    Accounts receivable...............       1,786        34,586           89,137       (5,217)         120,292
    Inventories.......................          --        56,408           44,292          149          100,849
    Prepaid expenses and other........         245         2,448            6,698           --            9,391
                                       -----------   -----------     ------------  -----------     ------------
         Total current assets.........      12,610        96,150          169,510       (5,068)         273,202

    Intercompany investment..........      269,019            --               --     (269,019)              --
    Investments in unconsolidated
       entities......................           --            --           21,103           --           21,103
    Intercompany notes receivable....      317,141            --               --     (317,141)              --
    Property and equipment--at cost:
      Land and buildings.............          135         6,032            7,519           --           13,686
      Aircraft and equipment.........        2,601       223,020          427,604           --          653,225
                                       -----------    ----------     ------------  -----------     ------------
                                             2,736       229,052          435,123           --          666,911
      Less:  Accumulated depreciation
           and amortization..........       (1,796)      (85,532)        (104,614)          --         (191,942)
                                       -----------   -----------     ------------  -----------     ------------
                                               940       143,520          330,509           --          474,969
    Other assets.....................        9,424        14,097           14,396          110           38,027
                                       -----------   -----------     ------------  -----------     ------------
                                       $   609,134   $   253,767     $    535,518  $  (591,118)    $    807,301
                                       ===========   ===========     ============  ===========     ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable.................  $       146   $     8,010     $     27,373  $    (5,217)    $     30,312
    Accrued liabilities..............        7,020        14,685           45,792        4,438           71,935
    Deferred taxes...................          934            --           17,734      (11,456)           7,212
    Current maturities of long-term
       debt and other................           --            --           16,793           --           16,793
                                       -----------   -----------     ------------  -----------     ------------
         Total current liabilities...        8,100        22,695          107,692      (12,235)         126,252

    Long-term debt, less current
       maturities....................      190,922            --              299           --          191,221
    Intercompany notes payable.......        3,844        37,238          274,586     (315,668)              --
    Other liabilities and deferred
       credits.......................          275         2,802           34,443           --           37,520
    Deferred taxes...................       20,280        45,588           27,862        5,546           99,276
    Minority interest................       12,998            --               --           --           12,998

    Stockholders' investment:
      Common stock...................          223         4,062            4,021       (8,083)             223
      Additional paid in capital.....      135,886        51,168            8,014      (59,182)         135,886
      Retained earnings..............      256,219        90,214           87,431     (177,496)         256,368
      Accumulated other comprehensive
           income (loss).............      (19,613)           --           (8,830)     (24,000)         (52,443)
                                       -----------   -----------     ------------  -----------     ------------
                                           372,715       145,444           90,636     (268,761)         340,034
                                       -----------   -----------     ------------  -----------     ------------
                                       $   609,134   $   253,767     $    535,518  $  (591,118)    $    807,301
                                       ===========   ===========     ============  ===========     ============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued
                                    Supplemental Condensed Consolidating Statement of Income
                                               Six Months Ended September 30, 2001
                                                     (thousands of dollars)

                                                Parent                         Non-
                                               Company       Guarantor       Guarantor
                                                 Only      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                             ----------    ------------    ------------   ------------    -------------

GROSS REVENUE
Operating revenue.........................   $      227    $     99,402     $  155,157    $        --     $     254,786
Intercompany revenue......................            2           4,403            668         (5,073)               --
Gain (loss) on disposal of assets.........           (5)          1,125             40             --             1,160
                                             ----------    ------------     ----------    -----------     -------------
                                                    224         104,930        155,865         (5,073)          255,946
OPERATING EXPENSES
Direct cost...............................            5          75,484        105,870             --           181,359
Intercompany expense......................           --             668          4,405         (5,073)               --
Depreciation and amortization.............          275           4,754         11,989             --            17,018
General and administrative................        3,424           4,444          7,813             --            15,681
                                             ----------    ------------     ----------    -----------     -------------
                                                  3,704          85,350        130,077         (5,073)          214,058
                                             ----------    ------------     ----------    -----------     -------------

OPERATING INCOME (LOSS)...................       (3,480)         19,580         25,788             --            41,888

Earnings from unconsolidated entities, net       21,468              --          2,638        (21,468)            2,638
Interest income...........................       16,482             101            601        (15,663)            1,521
Interest expense..........................        7,146              --         16,865        (15,663)            8,348
Other income (expense), net...............         (119)              2           (726)            --              (843)
                                             ----------    ------------     ----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  MINORITY INTEREST.......................       27,205          19,683         11,436        (21,468)           36,856
Allocation of consolidated income taxes...        1,774           6,102          3,549             --            11,425
Minority interest.........................         (744)             --             --             --              (744)
                                             ----------    ------------     ----------    -----------     -------------

NET INCOME................................   $   24,687    $     13,581     $    7,887    $   (21,468)    $      24,687
                                             ==========    ============     ==========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued
                                  Supplemental Condensed Consolidating Statement of Cash Flows
                                               Six Months Ended September 30, 2001
                                                     (thousands of dollars)

                                                Parent                         Non-
                                               Company       Guarantor       Guarantor
                                                 Only      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                             ----------    ------------    ------------   ------------    -------------

Net cash provided by (used in)
  operating activities....................   $   (7,435)   $     40,119    $    16,068    $   (11,788)    $      36,964
                                             ----------    ------------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures....................          (27)        (41,435)        (5,294)            --           (46,756)
  Proceeds from asset dispositions........           --           2,930            124             --             3,054
  Investments.............................        3,570          (3,570)          (576)            --              (576)
                                             ----------    ------------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities....................        3,543         (42,075)        (5,746)            --           (44,278)
                                             ----------    ------------    -----------    -----------     -------------

Cash flows from financing activities:
  Repayment of debt.......................           --              --        (21,576)        11,788            (9,788)
  Issuance of common stock................        1,065              --             --             --             1,065
                                             ----------    ------------    -----------    -----------     -------------
Net cash provided by (used in) financing
  activities..............................        1,065              --        (21,576)        11,788            (8,723)
                                             ----------    ------------    -----------    -----------     -------------

Effect of exchange rate changes in cash...           --              --            391             --               391
                                             ----------    ------------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents........................       (2,827)         (1,956)       (10,863)            --           (15,646)

Cash and cash equivalents
  at beginning of period..................       19,633           3,130         32,031             --            54,794
                                             ----------    ------------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period.......................   $   16,806    $      1,174    $    21,168    $        --     $      39,148
                                             ==========    ============    ===========    ===========     =============

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

Results of Operations

      A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                              Three Months Ended              Six Months Ended
                                                                  September 30,                  September 30,
                                                            -------------------------     -------------------------
                                                               2002           2001            2002          2001
                                                            -----------   -----------     -----------    ----------

Operating revenue.......................................... $   143,576   $   131,502     $   278,645    $   254,786
Gain on disposal of assets.................................       1,966           735           2,253          1,160
Operating expenses.........................................    (123,964)     (109,601)       (241,899)      (214,058)
                                                            -----------   -----------     -----------    -----------

Operating income...........................................      21,578        22,636          38,999         41,888

Earnings from unconsolidated entities, net.................       1,668         1,676           3,451          2,638
Interest income (expense), net.............................      (3,293)       (3,707)         (6,631)        (6,827)
Other income (expense), net................................      (1,485)         (752)         (3,229)          (843)
                                                            -----------   -----------     -----------    -----------

Income before provision for income taxes and
    minority interest......................................      18,468        19,853          32,590         36,856
Provision for income taxes.................................       5,540         6,155           9,777         11,425
Minority interest..........................................        (445)         (382)           (848)          (744)
                                                            -----------   -----------     -----------    -----------

Net income................................................. $    12,483   $    13,316     $    21,965    $    24,687
                                                            ===========   ===========     ===========    ===========

      The following table sets forth certain operating information, which forms the basis for discussion of the Company's helicopter activities and production management and related services. Certain reclassifications have been made to the information presented for the three and six months ended September 30, 2001 to conform to the current presentation of the Company's Technical Services operation as a separate business unit within the helicopter activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as "Air Log") and the United Kingdom and Europe Sectors of the North Sea (reported as "Bristow").

                                                          Three Months Ended                      Six Months Ended
                                                              September 30,                          September 30,
                                                      -------------------------------        ---------------------------
                                                           2002               2001              2002             2001
                                                      ------------      -------------        ------------   ------------
                                                                      (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log........................................       31,905             36,051              67,020         72,136
      Bristow........................................       13,143             12,900              25,609         25,434
      International..................................       21,766             21,086              41,411         42,926
      Technical Services.............................          319                356                 717            677
                                                      ------------      -------------        ------------   ------------
         Total.......................................       67,133             70,393             134,757        141,173
                                                      ============      =============        ============   ============

Operating revenue:
   Helicopter Activities:
       Air Log....................................... $     37,652      $      42,513        $     76,825   $     80,628
       Bristow.......................................       52,976             45,831              98,859         85,986
       International.................................       41,611             35,920              79,531         72,444
       Technical Services............................        9,167              6,488              20,597         12,164
       Less:  Intercompany...........................       (8,369)            (8,737)            (18,299)       (16,981)
                                                      -------------     -------------        -------------  ------------
         Total.......................................      133,037            122,015             257,513        234,241
   Production management and related services........       11,929             11,617              23,939         23,661
   Corporate.........................................        2,837              2,770               5,886          5,568
   Less:  Intersegment...............................       (4,227)            (4,900)             (8,693)        (8,684)
                                                      -------------     -------------        -------------  ------------
         Consolidated total.......................... $    143,576      $     131,502        $    278,645   $    254,786
                                                      ============      =============        ============   ============

Operating income, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log....................................... $      4,970      $       8,948        $      8,954   $     16,586
       Bristow.......................................        7,202              7,034              12,741         10,229
       International.................................        7,181              5,962              13,980         13,528
       Technical Services............................          529                418               1,273            299
                                                      ------------      -------------        ------------   ------------
         Total.......................................       19,882             22,362              36,948         40,642
   Production management and related services........          898                754               1,793          1,567
   Corporate.........................................       (1,168)            (1,215)             (1,995)        (1,481)
                                                      ------------      -------------        ------------   ------------
         Consolidated total.......................... $     19,612      $      21,901        $     36,746   $     40,728
                                                      ============      =============        ============   ============

Operating margin, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log.......................................       13.2%              21.0%              11.7%           20.6%
       Bristow.......................................       13.6%              15.3%              12.9%           11.9%
       International.................................       17.3%              16.6%              17.6%           18.7%
       Technical Services............................        5.8%               6.4%               6.2%            2.5%
         Total.......................................       14.9%              18.3%              14.3%           17.4%
   Production management and related services........        7.5%               6.5%               7.5%            6.6%
         Consolidated total..........................       13.7%              16.7%              13.2%           16.0%
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

     Operating revenue from helicopter activities increased by 9.0% and 9.9% during the three and six months ended September 30, 2002, respectively, over the prior year comparable periods, with operating expenses increasing 13.5% and 13.9%, respectively. Changes in operating revenue, expenses and income are explained by division below.

      Air Log - Air Log's flight activity for the three and six-month periods ended September 30, 2002 is below the similar prior year levels by 11.5% and 7.1%, respectively. Revenues for the same periods were down 11.4% and 4.7%, respectively. Revenue for the six months ended September 30, 2002 did not decline at the same rate as the flight hours due to the 30% rate increase that began phase in during June 2001. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased 31.9% and 29.4%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft decreased 10.1% and 7.1%, respectively. For the six month period flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased 31.6% and 22.2%, respectively, over the prior year, while flight hours for the smaller, production related aircraft decreased 5.7% and revenue increased 1.0%. The decline in flight hours for the larger, crew change aircraft is consistent with the percentage decline in contracted rigs in the Gulf of Mexico during the same period. Air Log's operating margin of 13.2% and 11.7% for the three and six months ended September 30, 2002 decreased over the comparable prior year periods, which had margins of 21.0% and 20.6%, respectively. The decrease in the operating margin for the six months ended September 30, 2002 was primarily a result of wage increases for pilots, mechanics and other operational employees effective July 2001 in response to increases in the market wages for these employee groups and higher insurance costs. Higher depreciation costs as a result of aircraft purchased in prior year, also contributed to the decline in the operating margin for the three and six months ended September 30, 2002.

      In May 2002, a customer notified Air Log of its intention to change helicopter operators. During the quarter ended June 30, 2002, the customer had ten aircraft on full-time contract (two crew change aircraft and eight smaller aircraft). Seven aircraft were released at the end of June with the remaining three ending in mid July. For the three and six months ended September 30, 2002, the customer accounted for $0.3 million and $5.0 million, respectively of Air Log's revenue compared to $4.8 million and $10.2 million for comparable periods in the prior year, respectively. Thirteen monthly contracts with other customers have been added during the current year, which serves to mitigate this lost work.

      Currently, there are 119 drilling rigs under contract in the Gulf of Mexico compared to 135 a year ago. Consequently, utilization of Air Log's crew change fleet has significantly decreased in recent quarters. If the drilling activity in the Gulf of Mexico does not increase, it is likely that Air Log will continue to experience reduced demand for its crew change services.

      Bristow - Bristow's revenue for the three and six-month periods ended September 30, 2002 increased by 15.6% and 15.0%, respectively, from the similar periods in the prior year. Excluding the foreign exchange effect, Bristow's revenue for the three and six months ended September 30, 2002 increased 7.4% and 9.1%, respectively. Bristow's flight hours for the three and six-month periods ended September 30, 2002 increased by 1.9% and 1.0%, respectively, from the similar periods in the prior year. The increase in North Sea revenue stems from consistent oil industry activity, rate increases Bristow has achieved on customer contracts both mid-term, and upon renewal and a change in the mix of aircraft operated in the current year.

      On July 16, 2002, one of the Company's S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea, killing all 11 persons onboard. A comprehensive investigation was immediately initiated involving the U.K. Aircraft Accident Investigation Bureau, Company and customer personnel, and manufacturer's representatives. It has been determined that the cause of the accident was a main rotor blade which failed during flight. The cause of this failure is still under investigation but is believed to result from a manufacturing anomaly in the construction of the blade which when combined with a subsequent lightning strike, weakened the structural integrity of the blade. The Company maintains insurance coverage for such situations, and believes its coverages and that of the blade manufacturer are adequate for any claims that may result.

      As a result of the accident, the customer immediately grounded the six S-76 helicopters it had under contract with Bristow. This grounding was lifted by the customer for two aircraft on August 7, 2002 and in early September for the remaining four aircraft. Bristow covered the customer's requirements by using a different aircraft type. Accordingly, flight hours were not significantly impacted by the accident. The Company has incurred approximately £0.7 million ($1.1 million) in costs related to the accident that are not covered by insurance. These costs primarily relate to the retiring of main rotor blades that had a similar history.

      Bristow's operating margin decreased to 13.6% in the current quarter from 15.3% for the three months ended September 30, 2001 and increased to 12.9% for the six months ended September 30, 2002 from 11.9% for the six months ended September 30, 2001. The decline in margin for the three months ended September 30, 2002 is due primarily to higher maintenance and insurance costs in the current year. While the higher maintenance and insurance costs adversely affected the six months ended September 30, 2002, the revenue increase for that period more than offset the increase in the costs.

      During April 2002, the U.K. Government instituted a progressive tax regime which directly impacts oil production and exploration in the North Sea. Several oil companies have publicly expressed their view of the new tax regime as a deterrent to future capital spending. Should the oil companies significantly reduce their exploration and development budgets as a result of the tax change, demand for the Company's services could be negatively impacted.

      International - Internationally, flight hours increased during the three months ended September 30, 2002 by 3.2% and decreased for the six months ended September 30, 2002 by 3.5% from the similar periods in the prior year. Revenue increased during the three and six months ended September 30, 2002 by 15.8% and 9.8%, respectively, from the similar periods in the prior year. An increase in activity was prevalent in Mexico, Nigeria and Trinidad.

      In Mexico, flight activity for the three and six-month periods ended September 30, 2002 was above the similar prior year levels by 42.5% and 25.8%, respectively. Revenue for the same periods was up 24.6% and 18.6%, respectively. The increase in flight activity and revenue was primarily due to additional ad hoc work performed for PEMEX. Three aircraft were mobilized to Mexico, one in January 2002, one in April 2002 and one in June 2002, to be utilized by PEMEX on an ad hoc basis. The revenue generated from these three aircraft accounted for approximately 66% and 79% of the increase in revenue for the three and six months periods ended September 30, 2002, respectively.

      In Nigeria, revenue was up by 27.9% and 17.5% for the three and six months ended September 30, 2002, respectively, over the prior year periods. Flight activity increased 4.3% for the three months ended September 30, 2002 over the prior year quarter and decreased 6.3% for the six months ended September 30, 2002 over the prior year period. On July 1, 2002, the Company acquired an interest in a West Africa helicopter operating company and ten single engine helicopters and three fixed wing aircraft for $16 million. The acquisition was financed by using $2 million in existing cash and borrowing $14 million under the Company's line of credit facility. The operating company acquired primarily provides services to a major oil company under a five-year contract. Excluding the flight activity and revenue relating to this contract, flight activity decreased for the three and six months ended September 30, 2002 by 47.9% and 33.4%, respectively over the comparable prior year periods, while revenue for the same periods decreased by 13.0% and 3.7%, respectively. The disproportionate decrease in flight activity and revenue is primarily due to a change on one contract whereby the customer provides its own aircraft and Bristow provides the crew, maintenance and technical support needed to operate the aircraft for this customer. Additionally, the completion of a contract and a decrease in ad hoc work between the periods had a negative effect on flight activity and revenue.

      Trinidad's flight activity for the three and six months ended September 30, 2002 increased by 44.1% and 41.9%, respectively over the prior year periods while revenue for the same periods increased by 95.6% and 66.9%, respectively over the similar periods in the prior year. The disproportionate increase in revenue over flight activity was due primarily to a rate increase effective October 1, 2001. The increase in flight activity and revenue was primarily due to a short-term contract in the current year and increased drilling activity.

      Technical Services - Operating revenue for Technical Services increased during the three and six months ended September 30, 2002 from the similar periods in the prior year. The operating margin for the six months ended September 30, 2002 increased to 6.2% from 2.5% in the similar period in the prior year. The increase in operating revenue and improvement in margin for the six months ended September 30, 2002 was primarily due to the acquisition of an engine repair and overhaul facility in December 2001.

Production Management and Related Services

      Operating revenue for GPM increased by 2.7% and 1.2% during the three and six-month periods ended September 30, 2002, as compared to the similar periods in the prior year. The increase in revenue is primarily due to the addition of a contract with a major customer in January 2002. GPM's operating margin of 7.5% for the three and six months ended September 30, 2002, improved over the comparable periods in the prior year of 6.5% and 6.6%, respectively.

Corporate and Other

      Consolidated net interest expense declined during the current year due primarily to a reduction in interest expense as a result of lower average balances on interest bearing debt in the current year as compared to the same period in the prior year. Other expenses increased during the three and six months ended September 30, 2002 from the similar periods in the prior year primarily due to higher foreign currency exchange losses during the current year. The Company has operations in many countries, which utilize many different functional currencies. Translation gains or losses resulting from foreign denominated assets and liabilities result in direct charges or credits to the statement of income for changes in the strength of these countries currencies relative to the US dollar. The weakening of the US dollar against the Great Britain pound resulted in an increase in the foreign exchange losses recorded in the current year. The effective income tax rate was approximately 30% for the six months ended September 30, 2002 and 31% for the six months ended September 30, 2001.

Liquidity and Capital Resources

      Cash and cash equivalents were $52.1 million as of September 30, 2002, a $9.5 million increase from March 31, 2002. Working capital as of September 30, 2002 was $187.9 million, a $41.0 million increase from March 31, 2002. Total debt was $236.4 million as of September 30, 2002.

      As of September 30, 2002, Bristow had a £9 million ($14.1 million) revolving credit facility with a United Kingdom bank on which any borrowings are payable on demand. As of September 30, 2002, Bristow had £4.4 million ($6.9 million) of letters of credit utilized, however no other funds were drawn under this credit facility. As of September 30, 2002, the Company had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2004. The Company had $14 million drawn on this facility as of September 30, 2002. These funds were used to finance the acquisition discussed in Note E to the consolidated financial statements. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

      The Company's Technical Services Business Unit contracted with two affiliates to purchase and modify aircraft on the affiliates behalf. The funds to acquire the aircraft (£16.7 million) were advanced from the affiliates to the Company and is reflected in the accompanying balance sheet as current maturities and other short term obligations. The related aircraft costs are reflected in the balance sheet in prepaids and other current assets. During October 2002, title to the aircraft in question was transferred to the affiliates, and the debt was repaid. No gain or loss was recorded on the transfer of title to the affiliates, however modification to the aircraft by the Technical Services Business Unit are still in progress and are priced on arms length terms.

      During the six months ended September 30, 2002, the Company received proceeds of $7.1 million primarily from the disposition of nine aircraft and purchased one Bell 407 for $1.1 million, one EC 120 for $1.0 million and one Bell 412 for $2.5 million. Additionally, the Company paid $3.5 million of the balance due on an AS 332L2 Super Puma. An additional £2.6 million ($4.0 million) relating to this aircraft is payable in November 2003. Subsequent to September 30, 2002, the Company made deposits for four 206 L-4's for $0.7 million. These aircraft acquisitions were made to fulfill customer requirements. During the six months ended September 30, 2001, the Company received proceeds of $3.1 million from four separate disposals of aircraft and purchased six Bell 407's for $8.1 million, five Bell 412's for $25.3 million, three 206 L-4's for $2.7 million and placed a deposit on an AS 332 L2 Super Puma of $3.8 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

                                                                  Payments Due by Period
                                                 ------------------------------------------------------------------
                                                             Less than                                   After
                                                   Total       1 year      1-3 years    4-5 years       5 years
                                                 ------------------------------------------------------------------
         Contractual Obligations:
         ------------------------

         Long-Term Debt                          $     236.4   $ 27.4      $  109.0    $       --      $   100.0
         Operating Leases                               30.8      2.4          12.6           7.1            8.7
                                                 -----------   ------      --------    ----------      ---------
         Total Contractual Cash Obligations      $     267.2   $ 29.8      $  121.6    $      7.1      $   108.7
                                                 ===========   ======      ========    ==========      =========

                                                               Amount of Commitment Expiration Per Period
                                                 ------------------------------------------------------------------
                                                             Less than                                   Over
                                                   Total        1 year     1-3 years    4-5 years       5 years
                                                 ------------------------------------------------------------------
         Other Commercial Commitments:
         -----------------------------

         Debt Guarantee                          $      23.6   $   --      $      --   $       --     $     23.6
         Residual Value Guarantee                        3.8       --             --          3.8             --
         Letters of Credit                               6.9      4.4            0.2          2.3             --
                                                 -----------   ------      ---------   ----------      ---------
         Total Commercial Commitments            $      34.3   $  4.4      $     0.2   $      6.1      $    23.6
                                                 ===========   ======      =========   ==========      =========
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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards significantly changed the Company's prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $0.3 million and $0.6 million for the three and six months ended September 30, 2001, respectively. Had the goodwill amortization not been recorded for the three and six months ended September 30, 2001, the Company's net income would have been $13.6 million and $25.1 million, respectively and diluted earnings per share would have been $0.56 and $1.03, respectively. As of the beginning of the current fiscal year, the Company had unamortized goodwill of $13.8 million and $6.3 million relating to its production management and technical services business units, respectively. At September 30, 2002, the Company completed a goodwill impairment test on these opening balances, which involved the use of estimates related to the fair market value of the Company's business units to which goodwill was allocated. The test indicated the goodwill was not impaired. The Company has no reason to believe that the goodwill of $6.2 million recorded in connection with the acquisition discussed in Note E to the consolidated financial statements has been impaired as of September 30, 2002.

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

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s statement of financial position or operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow's revenues and expenses are denominated in British Pounds Sterling ("pound"). As of September 30, 2002, the Company did not have any nominal forward exchange contracts outstanding. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4. Controls and Procedures

      (a) Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b) Internal controls are controls that pertain to the preparation of financial statements for external purposes that are fairly presented in conformity with generally accepted accounting principles. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

  Sale of Unregistered Securities.
During the quarter ended September 30, 2002, two recipients of options under the Company’s 1994 Long Term Management Incentive Plan (the “1994 Plan”) exercised options that resulted in the sale by the Company of 86,000 unregistered shares of common stock. These options and the shares of OLOG common stock issued upon the exercise of the options were authorized by the Company and the 1994 Plan was approved by the Company’s stockholders. However, the 86,000 shares issued upon the exercise of options in the quarter ended September 30, 2002, as well as 118,000 shares issued upon the exercise of options in previous quarters, appear to have exceeded the number of shares that were registered pursuant to a registration statement on Form S-8 filed December 15, 1994 (Commission File Number 33-87450). The Company has subsequently filed another registration statement on Form S-8 (Commission File Number 333-100017) registering the additional shares of common stock that may be distributed under the 1994 Plan, as amended.

The total proceeds received by the Company from the payment of the exercise price upon the exercise of the options during the quarter was $1,004,870. These amounts were used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.

  The annual meeting of stockholders was held on September 16, 2002.

  Matters voted on at the meeting included:

    For the election of directors, all nominees were approved. The results were as follows:
                  Nominee                                   For                       Withheld
              ------------------                  -----------------           -------------------

              Peter N. Buckley                         18,531,417                    524,048
              Stephen J. Cannon                        18,797,916                    257,549
              Jonathan H. Cartwright                   17,997,646                  1,057,819
              David M. Johnson                         12,710,316                  6,345,149
              Kenneth M. Jones                         18,000,184                  1,055,281
              Pierre H. Jungels, CBE                   18,797,916                    257,549
              George M. Small                          18,548,871                    506,594
              Ken C. Tamblyn                           18,797,416                    258,049
              Robert W. Waldrup                        18,794,769                    260,696
              Howard Wolf                              17,975,167                  1,080,298
    Ratification of the appointment of KPMG LLP as the Company's independent auditors for fiscal year 2003. The results were as follows:
                           For                              Against                    Abstain
               -----------------                  -----------------           -------------------
                  18,773,470                              269,447                     12,548
    Approval of proposal to amend the Offshore Logistics, Inc. 1994 Long Term Management Incentive Plan, increasing the number of shares authorized under that plan by one million shares. The results were as follows:
                         For                                Against                    Abstain
              ------------------                  -----------------           -------------------
                  16,102,622                            2,932,646                     20,197

Item 6. Exhibits and Reports on Form 8-K

  The following exhibits are filed as part of this quarterly report:
Exhibit Number	Description of Exhibit
3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company’s Form 10-K for the fiscal year ended June 30, 1989), and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company’s Form 10-K for the fiscal year ended June 30, 1990), and incorporated herein by reference.
3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company’s Form 8-K filed in December 1992), and incorporated herein by reference.
3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company’s Form 8-K filed in February 1996), and incorporated herein by reference.
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company’s Form 10-K for the fiscal year ended June 30, 1996), and incorporated herein by reference.
4.1	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended (filed as Exhibit 4.12 to the Company's Form S-8 filed on September 23, 2002), and incorporated herein by reference.
  Reports on Form 8-K:

        On July 9, 2002, the Company filed a report on Form 8-K announcing the Board of Directors had determined to increase the size of the Board of Directors to ten members, effective as of the Annual Meeting held September 16, 2002.

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

OFFSHORE LOGISTICS, INC.
BY: /s/ H. Eddy Dupuis H. EDDY DUPUIS Vice President - Chief Financial Officer
DATE: November 14, 2002

November 14, 2002

Securities and Exchange Commission
Washington, DC 20549

Ladies and Gentlemen:

I, George M. Small, CEO and President, certify that:

  I have reviewed this quarterly report on Form 10-Q of Offshore Logistics, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

BY: /s/ George M. Small George M. Small CEO and President

November 14, 2002

Securities and Exchange Commission
Washington, DC 20549

Ladies and Gentlemen:

I, H. Eddy Dupuis, CFO and Vice President, certify that:

  I have reviewed this quarterly report on Form 10-Q of Offshore Logistics, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

BY: /s/ H. Eddy Dupuis H. Eddy Dupuis CFO and Vice President