Form 10-Q
period 2002-12-31
OFFSHORE LOGISTICS INC
filed 2003-02-13
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of January 31, 2003:

22,500,921 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(thousands of dollars, except per share amounts)

                                                             Three Months Ended              Nine Months Ended
                                                                 December 31,                    December 31,
                                                            --------------------------      -------------------------
                                                               2002           2001            2002           2001
                                                            -----------    -----------      ---------     -----------

GROSS REVENUE
Operating revenue.........................................  $   140,187    $   126,891    $   418,832     $   381,677
Gain (loss) on disposal of assets.........................         (946)         1,228          1,307           2,388
                                                            -----------    -----------    -----------     -----------
                                                                139,241        128,119        420,139         384,065
OPERATING EXPENSES
Direct cost...............................................      101,555         95,147        308,112         276,506
Depreciation and amortization.............................        9,575          8,875         27,860          25,893
General and administrative................................        9,170          7,407         26,227          23,088
                                                            -----------    -----------    -----------     -----------
                                                                120,300        111,429        362,199         325,487
                                                            -----------    -----------    -----------     -----------

OPERATING INCOME..........................................       18,941         16,690         57,940          58,578

Earnings from unconsolidated entities, net................        3,277          2,341          6,728           4,979
Interest income...........................................          474            312          1,121           1,833
Interest expense..........................................        3,615          3,910         10,893          12,258
Other income (expense), net...............................       (1,244)           552         (4,473)           (291)
                                                            -----------    -----------    -----------     -----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES AND MINORITY INTEREST............................       17,833         15,985         50,423          52,841

Provision for income taxes................................        5,350          4,796         15,127          16,221
Minority interest.........................................         (465)          (394)        (1,313)         (1,138)
                                                            -----------    -----------    -----------     -----------

NET INCOME................................................  $    12,018    $    10,795    $    33,983     $    35,482
                                                            ===========    ===========    ===========     ===========

Net income per common share:
Basic.....................................................  $     0.53     $      0.49    $      1.52     $      1.62
                                                            ==========     ===========    ===========     ===========
Diluted...................................................  $     0.49     $      0.45    $      1.39     $      1.47
                                                            ==========     ===========    ===========     ===========

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars)

                                                                                 December 31,       March 31,
                                                                                     2002              2002
                                                                                ---------------   ------------

ASSETS
------
Current Assets:
    Cash and cash equivalents................................................   $        55,303   $     42,670
    Accounts receivable......................................................           139,754        120,292
    Inventories..............................................................           113,366        100,849
    Prepaid expenses and other...............................................             7,605          9,391
                                                                                ---------------   ------------
       Total current assets..................................................           316,028        273,202

Investments in unconsolidated entities.......................................            25,362         21,103
Property and equipment - at cost:
    Land and buildings.......................................................            16,652         13,686
    Aircraft and equipment...................................................           734,685        653,225
                                                                                ---------------   ------------
                                                                                        751,337        666,911
Less:  accumulated depreciation and amortization.............................          (226,297)      (191,942)
                                                                                ---------------   ------------
                                                                                        525,040        474,969
Other assets.................................................................            44,058         38,027
                                                                                ---------------   ------------

                                                                                $       910,488   $    807,301
                                                                                ===============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
    Accounts payable.........................................................   $        29,604   $     30,312
    Accrued liabilities......................................................            81,240         71,935
    Deferred taxes...........................................................             9,564          7,212
    Current maturities of long-term debt.....................................            95,981         16,793
                                                                                ---------------   ------------
       Total current liabilities.............................................           216,389        126,252

Long-term debt, less current maturities......................................           114,000        191,221
Other liabilities and deferred credits.......................................            39,647         37,520
Deferred taxes...............................................................           112,845         99,276
Minority interest............................................................            16,392         12,998

Stockholders' Investment:
    Common Stock, $.01 par value, authorized 35,000,000 shares;
       outstanding 22,500,921 and 22,298,921 at December 31 and
       March 31, respectively (exclusive of 1,281,050 treasury shares)                      225            223
    Additional paid-in capital...............................................           138,864        135,886
    Retained earnings........................................................           290,351        256,368
    Accumulated other comprehensive income (loss)............................           (18,225)       (52,443)
                                                                                ---------------   ------------
                                                                                        411,215        340,034
                                                                                ---------------   ------------

                                                                                $       910,488   $    807,301
                                                                                ===============   ============

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

                                                                                         Nine Months Ended
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
Cash flows from operating activities:
    Net income...................................................................  $     33,983    $    35,482
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization................................................        27,860         25,893
    Increase (decrease) in deferred taxes........................................         8,482         12,256
    Gain on asset dispositions...................................................        (1,307)        (2,388)
    Equity in earnings from unconsolidated entities
       over (under) dividends received...........................................        (3,575)        (2,028)
    Minority interest in earnings................................................         1,313          1,138
    (Increase) decrease in accounts receivable...................................       (17,591)       (23,051)
    (Increase) decrease in inventories...........................................        (7,483)       (12,150)
    (Increase) decrease in prepaid expenses and other............................           571          2,938
    Increase (decrease) in accounts payable......................................         1,903          3,836
    Increase (decrease) in accrued liabilities...................................         8,207          6,117
    Increase (decrease) in other liabilities and deferred credits................        (2,031)           656
                                                                                   ------------    -----------
Net cash provided by (used in) operating activities..............................        50,332         48,699
                                                                                   ------------    -----------

Cash flows from investing activities:
    Capital expenditures.........................................................       (41,454)       (61,032)
    Assets purchased on behalf of affiliate......................................       (26,019)            --
    Proceeds from sale of assets to affiliate....................................        26,019             --
    Proceeds from asset dispositions.............................................        17,575          8,958
    Acquisitions, net of cash received...........................................       (15,953)           554
    Investments..................................................................            --           (576)
                                                                                   ------------    -----------
Net cash provided by (used in) investing activities..............................       (39,832)       (52,096)
                                                                                   ------------    -----------

Cash flows from financing activities:
    Proceeds from borrowings.....................................................        45,286          1,513
    Repayment of debt............................................................       (48,391)       (10,489)
    Issuance of common stock.....................................................         2,926          1,263
                                                                                   ------------    -----------
Net cash provided by (used in) financing activities..............................          (179)        (7,713)
                                                                                   ------------    -----------

Effect of exchange rate changes in cash..........................................         2,312            235
                                                                                   ------------    -----------

Net increase (decrease) in cash and cash equivalents.............................        12,633        (10,875)
Cash and cash equivalents at beginning of period.................................        42,670         54,794
                                                                                   ------------    -----------

Cash and cash equivalents at end of period.......................................  $     55,303    $    43,919
                                                                                   ============    ===========

Supplemental disclosure of cash flow information
Cash paid during the period for:
    Interest.....................................................................  $     10,076    $    10,496
    Income taxes.................................................................  $      6,733    $     3,981

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

NOTE A - Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

NOTE B - Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and nine months ended December 31, 2002 excluded 217,500 and 244,167 stock options, respectively, at a weighted average exercise price of $21.34 which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for the three and nine months ended December 31, 2001 excluded 443,000 and 203,495 stock options, respectively, at a weighted average exercise price of $20.24 and $21.34, respectively, which were outstanding during the periods but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                                    Three Months Ended              Nine Months Ended
                                                                        December 31,                    December 31,
                                                                ----------------------------    --------------------------
                                                                    2002            2001           2002            2001
                                                                -----------      -----------    -----------    -----------

Net income (thousands of dollars):
    Income available to common stockholders.................... $     12,018    $     10,795   $     33,983  $      35,482
    Interest on convertible debt, net of taxes.................          955             941          2,864          2,823
                                                                ------------    ------------   ------------  -------------
    Income available to common stockholders,
         plus assumed conversions.............................. $     12,973    $     11,736   $     36,847  $      38,305
                                                                ============    ============   ============  =============

Shares:
    Weighted average number of common
         shares outstanding....................................   22,498,903      21,951,943     22,404,145     21,903,886
    Options....................................................      164,144         164,514        165,775        218,706
    Convertible debt...........................................    3,976,928       3,976,928      3,976,928      3,976,928
                                                                ------------    ------------   ------------  -------------
    Weighted average number of common
         shares outstanding, plus assumed conversions..........   26,639,975      26,093,385     26,546,848     26,099,520
                                                                ============    ============   ============  =============

Net income per share:
    Basic...................................................... $       0.53    $       0.49   $       1.52  $        1.62
                                                                ============    ============   ============  =============
    Diluted.................................................... $       0.49    $       0.45   $       1.39  $        1.47
                                                                ============    ============   ============  =============
NOTE C - Commitments and Contingencies

        On November 16, 1999, the Office and Professional Employees International Union (“OPEIU”) petitioned the National Mediation Board (“NMB”) to conduct an election among the mechanics and related personnel employed by Air Logistics, L.L.C. and Air Logistics of Alaska, Inc. Subsequently, two separate union elections were held at Air Logistics, L.L.C., the first on March 13, 2000 and the second on March 19, 2002. In both instances the mechanics voted against union representation. With respect to the Alaska-based mechanics (approximately 20 employees), the NMB dismissed the matter on January 24, 2000, but due to extraordinary circumstances, the NMB did accept another representation application covering the Air Logistics of Alaska, Inc. mechanics and related employees. The Alaska election was held on July 21, 2000 with the mechanics voting in favor of the International Union of Operating Engineers (“IUOE”). Negotiations with the IUOE have progressed to the point of presenting an economic package. Negotiations are scheduled to continue on March 21, 2003. On December 17, 2002, Air Logistics of Alaska was notified by the National Mediation Board (NMB) that one of its mechanics had filed an application for a new election to oust the IUOE. The IUOE has objected to the application on several bases, and the matter is pending before the NMB. Unless and until the NMB extinguishes the IUOE’s certification to represent the group, Air Logistics of Alaska remains obligated to bargain in good faith with the IUOE.

        A collective bargaining agreement between the OPEIU, representing Air Logistics, L.L.C. pilots, and Offshore Logistics, Inc. is amendable in May 2003. Negotiations relative to an amended collective bargaining agreement are expected to begin on or before the amendable date. The Company does not believe that the amended collective bargaining agreement will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

        The engineers and staff at Bristow Helicopters’ North Sea operations are represented by the Amicus union. Annual contracts, primarily addressing salary matters, with these employees are negotiated and have a term that runs from July to June. The contract commencing July 1, 2002 was finalized on February 4, 2003. The Company has accrued for the retro salary adjustment that will result from the contract. The Company does not believe that the contract will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

        On July 16, 2002, one of the Company’s S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea, killing all 11 persons onboard. A comprehensive investigation was immediately initiated involving the U.K. CAA, Air Accident Investigation Branch, Company and customer personnel, and manufacturer’s representatives. It has been determined that the cause of the accident was a main rotor blade which failed during flight. The failure resulted from a manufacturing anomaly in the construction of the blade which when combined with a subsequent lightning strike, weakened the structural integrity of the blade. The Company maintains insurance coverage for such situations, and believes its coverages and that of the blade manufacturer are adequate for any claims that may result.

        Subsequent to December 31, 2002, one of the Company’s helicopters operating in the Gulf of Mexico was involved in an accident that resulted in one fatality and 2 injured passengers. The accident occurred during a landing attempt on an offshore platform and is still under investigation. Company personnel are cooperating with all aspects of the investigation. The Company maintains insurance coverage for such situations, and believes that its coverages are adequate for any claims that may result.

        During November 2002, the Company sold assets related to its operations in Italy. The Company recognized a pre-tax loss on the disposal of these assets during the quarter ended December 31, 2002 of $2.1 million, recorded in the gain (loss) on disposal of assets in the accompanying consolidated statements of income. These assets accounted for approximately $12.8 million of the Company’s consolidated revenues for the nine months ended December 31, 2002. The loss represents the excess of book value over sales proceeds, and certain obligations totaling $0.9 million which have been reflected in the December 31, 2002 consolidated balance sheet. The sale of three aircraft involved in the sale agreement have not closed. These aircraft are currently under operating leases by the Company and the buyer. The sales of the aircraft are contingent upon the Company exercising purchase options under the leases and the closing of the sale to the buyer. Gains resulting from these aircraft sales are projected to be approximately $4.3 million.

         At December 31, 2002, the Company had recorded on its balance sheet a $34.8 million pension liability related to the Bristow pension plan representing the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at March 31, 2002. Since that measurement date, the value of plan assets and market interest rates have declined. Plan assets are primarily (approximately 70%) invested in equity securities, of which approximately 49% are concentrated in United Kingdom Companies. Since March 31, 2002 the FTSE100 index has decreased by approximately 32%. Accordingly, at March 31, 2003, the next measurement date, the Company expects to record additional pension liabilities to recognize the increase in the under- funded status of the plan. The increase in the liability to be recorded will depend on the value of plan assets and market interest rates at March 31, 2003 and based on currently available information, market conditions and exchange rates as of January 31, 2003, is expected to be in the range of $75 to $90 million. Depending upon further movements in the market value of plan assets and interest rates, the amount actually recorded at March 31, 2003 could be materially different. In accordance with the accounting prescribed by SFAS No. 87, the liability will be recorded through a direct charge to stockholders' investment. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require the company to make additional cash contributions into the plan over the next three years in the range of $5 to $6 million per year. The company has not yet determined the manner in which these additional contributions will be made (either through periodic lump sum payments or through an increase of the existing contribution rate). As a result of this significant change in the under-funded status of the plan, the Company also expects that its net periodic pension cost charged to earnings for fiscal 2004 will increase over the amounts expensed in fiscal 2003, in the range of $11 to $14 million, although this estimate could also be materially different when finally determined at March 31, 2003. Additional charges to earnings will be required in future years, the amount of which will be dependent on market conditions as of such dates and their impact on the plan. Actuarial assumptions used to develop the estimates above include a discount rate of 5.5% and expected return on plan assets of 6.5%.

NOTE D - Comprehensive Income

Comprehensive income is as follows (thousands of dollars):

                                                                     Three Months Ended          Nine Months Ended
                                                                       December 31,                 December 31,
                                                                  ------------------------    -----------------------
                                                                      2002         2001          2002         2001
                                                                  ----------    ----------    ----------   ----------

Net Income.....................................................   $   12,018    $   10,795    $   33,983   $   35,482
Other Comprehensive Income (Loss):
    Currency translation adjustment and other..................        9,929        (2,940)       34,218        6,322
                                                                  ----------    ----------    ----------   ----------
Comprehensive Income...........................................   $   21,947    $    7,855    $   68,201   $   41,804
                                                                  ==========    ==========    ==========   ==========
NOTE E - Acquisition

        On July 1, 2002, the Company purchased a controlling interest in a West Africa helicopter operating company and purchased ten single engine helicopters and three fixed wing aircraft for $16 million. The acquisition was financed by using $2 million in existing cash and borrowing $14 million under the Company’s line of credit facility. The acquisition was accounted for under the purchase method. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. According to initial information, approximately $6.2 million, representing the excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill. The Company is in the process of obtaining additional information about the fair value of the tangible net assets, therefore the purchase price allocation is preliminary and subject to change. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statement of income.

NOTE F - Long-Term Debt

        The Company has $90.9 million of 6% convertible subordinated notes outstanding at December 31, 2002, which mature on December 15, 2003. Accordingly, this debt has been classified as current in the accompanying consolidated balance sheet. The Company is currently reviewing options to refinance this debt, and expects to have a refinancing transaction completed prior to maturity.

        The classification as current of the convertible subordinated notes caused the Company’s current ratio to drop below the minimum current ratio required to be maintained under the covenants of the Company’s $30 million line of credit facility. The Company has obtained a waiver of this violation through January 1, 2004 from the bank. The Company is in compliance with all other covenants of its debt agreements.

NOTE G - Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards significantly changed the Company’s prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $0.3 million and $0.8 million for the three and nine months ended December 31, 2001, respectively. Had the goodwill amortization not been recorded for the three and nine months ended December 31, 2001, the Company’s net income would have been $11.0 million and $36.1 million, respectively and diluted earnings per share would have been $0.46 and $1.49, respectively. As of the beginning of the current fiscal year, the Company had unamortized goodwill of $13.8 million and $6.3 million relating to its production management and technical services business units, respectively. At September 30, 2002, the Company completed a goodwill impairment test on these opening balances, which involved the use of estimates related to the fair market value of the Company’s business units to which goodwill was allocated. The test indicated the goodwill was not impaired. In addition, the Company has no reason to believe that the goodwill of $6.2 million recorded in connection with the acquisition discussed in Note E to the consolidated financial statements has been impaired as of December 31, 2002.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earning per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a.) does not have equity investors with voting rights or (b.) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created prior to January 31, 2003, begins with the first fiscal year or interim period beginning after June 15, 2003.

        The Company leases two aircraft under an operating lease from a lessor that may be determined to be a variable interest entity. The Company has no investment in the lessor; however, the aircraft involved are mortgaged by the lessor to a U.K. bank, and the Company has provided the U.K. bank a residual value guarantee of up to 15% ($3.8 million) of the aircraft’s original cost. These guarantees represent the maximum amount of loss exposure to the Company as a result of its involvement with the lessor, and have been previously disclosed in the footnotes to its annual financial statements, along with the contractual commitment from the operating lease. The Company is currently evaluating whether in fact the lessor is a variable interest entity and whether the Company could be considered to have a majority of the risk associated with the lessor, and expects to make this determination prior to the finalization of its March 31, 2003, financial statements.

NOTE H - Segment Information

        The Company operates principally in two business segments: helicopter activities and production management and related services. The following shows reportable segment information for the three and nine months ended December 31, 2002 and 2001, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                     December 31,                    December 31,
                                                                -------------------------      ------------------------
                                                                  2002            2001            2002           2001
                                                                ----------    -----------      ----------    ----------

Segment operating revenue from external customers:
Helicopter activities:
     Air Log................................................... $    34,369    $   36,314      $   104,938   $   111,907
     Bristow...................................................      43,928        40,475          134,259       117,057
     International.............................................      42,347        34,542          120,525       105,501
     Technical Services........................................       7,546         4,677           22,932        12,456
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................     128,190       116,008          382,654       346,921
Production management and related services.....................      11,820        10,787           35,729        34,448
                                                                -----------   -----------      -----------   -----------
         Total segment operating revenue....................... $   140,010   $   126,795      $   418,383   $   381,369
                                                                ===========   ===========      ===========   ===========

Intersegment operating revenue:
Helicopter activities:
     Air Log................................................... $     3,792   $     2,802      $    10,048   $     7,837
     Bristow...................................................       3,935         4,135           12,463        13,539
     International.............................................         675           540            2,028         2,025
     Technical Services........................................       2,161         2,345            7,372         6,730
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................      10,563         9,822           31,911        30,131
Production management and related services.....................          17            --               47            --
                                                                -----------   -----------      -----------   -----------
         Total intersegment operating revenue.................. $    10,580   $     9,822      $    31,958   $    30,131
                                                                ===========   ===========      ===========   ===========
Consolidated operating revenue reconciliation:
Helicopter activities:
     Air Log................................................... $    38,161   $    39,116      $   114,986   $   119,744
     Bristow...................................................      47,863        44,610          146,722       130,596
     International.............................................      43,022        35,082          122,553       107,526
     Technical Services........................................       9,707         7,022           30,304        19,186
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................     138,753       125,830          414,565       377,052
Production management and related services.....................      11,837        10,787           35,776        34,448
Corporate......................................................       2,904         3,084            8,790         8,652
Intersegment eliminations......................................     (13,307)      (12,810)         (40,299)      (38,475)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating revenue.................. $   140,187   $   126,891      $   418,832   $   381,677
                                                                ===========   ===========      ===========   ===========

Consolidated operating income reconciliation:
Helicopter activities:
     Air Log................................................... $     5,727   $     8,106      $    14,681   $    24,692
     Bristow...................................................       6,783         2,233           19,524        12,462
     International.............................................       6,436         5,703           20,416        19,231
     Technical Services........................................       1,237           180            2,510           479
                                                                -----------   -----------      -----------   -----------
Total Helicopter Activities....................................      20,183        16,222           57,131        56,864
Production management and related services.....................         686           291            2,479         1,858
Gain (loss) on disposal of assets..............................        (946)        1,228            1,307         2,388
Corporate......................................................        (982)       (1,051)          (2,977)       (2,532)
                                                                -----------   -----------      -----------   -----------
         Total consolidated operating income................... $    18,941   $    16,690      $    57,940   $    58,578
                                                                ===========   ===========      ===========   ===========
NOTE I - Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $100 million 7 7/8% Senior Notes due 2008, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.'s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Balance Sheet
December 31, 2002
(thousands of dollars)

                                                 Parent                        Non-
                                                Company      Guarantor       Guarantor
                                                 Only       Subsidiaries   Subsidiaries  Eliminations     Consolidated
                                            ------------    ------------   ------------  ------------     ------------

ASSETS
------
  Current assets:
    Cash and cash equivalents.............. $    11,132     $     4,066    $    40,105    $        --     $      55,303
    Accounts receivable....................       3,206          37,624        105,445         (6,521)          139,754
    Inventories............................          --          63,232         50,141             (7)          113,366
    Prepaid expenses and other.............         164           3,591          3,850             --             7,605
                                            -----------     -----------    -----------    -----------     -------------
      Total current assets.................      14,502         108,513        199,541         (6,528)          316,028

  Intercompany investment..................     263,286              --             --       (263,286)               --
  Investments in unconsolidated entities...          --              --         25,362             --            25,362
  Intercompany note receivables............     402,866              --         13,963       (416,829)               --

  Property and equipment--at cost:
    Land and buildings.....................         135           8,417          8,100             --            16,652
    Aircraft and equipment.................       2,641         247,413        484,631             --           734,685
                                            -----------     -----------    -----------    -----------     -------------
                                                  2,776         255,830        492,731             --           751,337
  Less:  accumulated depreciation
      and amortization.....................      (2,134)        (91,404)      (132,759)            --          (226,297)
                                            -----------     -----------    -----------    -----------     -------------
                                                    642         164,426        359,972             --           525,040
  Other assets.............................       9,814          13,989         20,145            110            44,058
                                            -----------     -----------    -----------    -----------     -------------
                                            $   691,110     $   286,928    $   618,983    $  (686,533)    $     910,488
                                            ===========     ===========    ===========    ===========     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
    Accounts payable....................... $       521     $     9,247    $    26,357    $    (6,521)    $      29,604
    Accrued liabilities....................       7,075          15,861         52,393          5,911            81,240
    Deferred taxes.........................       1,079              --         19,723        (11,238)            9,564
    Current maturities of long-term debt...      90,922              --          5,059             --            95,981
                                            -----------     -----------    -----------    -----------     -------------
      Total current liabilities............      99,597          25,108        103,532        (11,848)          216,389

  Long-term debt, less current maturities..     114,000              --             --             --           114,000
  Intercompany notes payable...............      13,963          53,692        349,174       (416,829)               --
  Other liabilities and deferred credits...         279           2,789         36,579             --            39,647
  Deferred taxes...........................      14,777          50,276         42,466          5,326           112,845
  Minority interest........................      16,392              --             --             --            16,392

  Stockholders' investment:
    Common stock...........................         225           4,062         13,579        (17,641)              225
    Additional paid in capital.............     138,864          51,168          8,015        (59,183)          138,864
    Retained earnings......................     290,358          99,833         83,709       (183,549)          290,351
    Accumulated other comprehensive
      income (loss)........................       2,655              --        (18,071)        (2,809)          (18,225)
                                            -----------     -----------    -----------    -----------     -------------
                                                432,102         155,063         87,232       (263,182)          411,215
                                            -----------     -----------    -----------    -----------     -------------
                                            $   691,110     $   286,928    $   618,983    $  (686,533)    $     910,488
                                            ===========     ===========    ===========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2002
(thousands of dollars)

                                               Parent                           Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                            ------------    ------------    ------------  ------------    ------------

GROSS REVENUE
Operating revenue.......................... $       428     $   140,725    $   277,679    $        --     $     418,832
Intercompany revenue.......................          --           7,041          1,989         (9,030)               --
Gain on disposal of assets.................          11             707            589             --             1,307
                                            -----------     -----------    -----------    -----------     -------------
                                                    439         148,473        280,257         (9,030)          420,139
OPERATING EXPENSES
Direct cost................................          --         111,933        196,179             --           308,112
Intercompany expense.......................          20           1,969          6,319         (8,308)               --
Depreciation and amortization..............         408           8,816         18,636             --            27,860
General and administrative.................       4,390           7,349         15,210           (722)           26,227
                                            -----------     -----------    -----------    -----------     -------------
                                                  4,818         130,067        236,344         (9,030)          362,199
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS)....................      (4,379)         18,406         43,913             --            57,940

Earnings from unconsolidated entities, net.      27,569              --          6,728        (27,569)            6,728
Interest income............................      27,000              29            700        (26,608)            1,121
Interest expense...........................      10,944              --         26,557        (26,608)           10,893
Other income (expense), net................        (638)             73         (3,908)            --            (4,473)
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  MINORITY INTEREST........................      38,608          18,508         20,876        (27,569)           50,423
Allocation of consolidated income taxes....       3,312           5,552          6,263             --            15,127
Minority interest..........................      (1,313)             --             --             --            (1,313)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME................................. $    33,983     $    12,956    $    14,613    $   (27,569)    $      33,983
                                            ===========     ===========    ===========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2002
(thousands of dollars)

                                                Parent                          Non-
                                                Company       Guarantor     Guarantor
                                                 Only        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------     ------------   ------------   ------------   ------------

Net cash provided by (used in)
  operating activities..................... $   (28,530)    $    35,558    $    17,154    $    26,150     $      50,332
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures.....................        (113)        (34,708)        (6,633)            --           (41,454)
  Assets purchased on behalf of affiliate..          --              --        (26,019)            --           (26,019)
  Proceeds from sale of assets to affiliate          --              --         26,019             --            26,019
  Proceeds from asset dispositions.........          22           2,606         14,947             --            17,575
  Acquisitions, net of cash received.......          --              --        (15,953)            --           (15,953)
  Investments in subsidiaries..............       2,098          (2,098)            --             --                --
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities.....................       2,007         (34,200)        (7,639)            --           (39,832)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Proceeds from borrowings.................      24,150              --         47,286        (26,150)           45,286
  Repayment of debt........................          --              --        (48,391)            --           (48,391)
  Issuance of common stock.................       2,926              --             --             --             2,926
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in) financing
  activities...............................      27,076              --         (1,105)       (26,150)             (179)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash....          --              --          2,312             --             2,312
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents.........................         553           1,358         10,722             --            12,633

Cash and cash equivalents
  at beginning of period..................       10,579           2,708         29,383             --            42,670
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period.......................  $    11,132     $     4,066    $    40,105    $        --     $      55,303
                                            ===========     ===========    ===========    ===========     =============
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
                                       ==========   ============     ============   ==========     ============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2001
(thousands of dollars)

                                               Parent                           Non-
                                               Company       Guarantor      Guarantor
                                                Only        Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                            ------------    ------------    ------------  ------------    ------------

GROSS REVENUE
Operating revenue.......................... $       340     $   146,694    $   234,643    $        --     $     381,677
Intercompany revenue.......................           4           6,407          1,041         (7,452)               --
Gain (loss) on disposal of assets..........        (338)          1,435          1,291             --             2,388
                                            -----------     -----------    -----------    -----------     -------------
                                                      6         154,536        236,975         (7,452)          384,065
OPERATING EXPENSES
Direct cost................................           7         111,512        164,987             --           276,506
Intercompany expense.......................           1           1,040          5,689         (6,730)               --
Depreciation and amortization..............         413           7,387         18,093             --            25,893
General and administrative.................       4,919           6,300         12,591           (722)           23,088
                                            -----------     -----------    -----------    -----------     -------------
                                                  5,340         126,239        201,360         (7,452)          325,487
                                            -----------     -----------    -----------    -----------     -------------

OPERATING INCOME (LOSS)....................      (5,334)         28,297         35,615             --            58,578

Earnings from unconsolidated
  entities, net............................      30,776              --          4,979        (30,776)            4,979
Interest income............................      24,661             118            828        (23,774)            1,833
Interest expense...........................      10,811              --         25,221        (23,774)           12,258
Other income (expense), net.................        (84)              4           (211)                            (291)
                                            -----------     -----------    -----------    -----------     -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES AND MINORITY
 INTEREST...................................     39,208          28,419         15,990        (30,776)           52,841

Allocation of consolidated income taxes....       2,588           8,725          4,908             --            16,221
Minority interest..........................      (1,138)             --             --             --            (1,138)
                                            -----------     -----------    -----------    -----------     -------------

NET INCOME................................. $    35,482     $    19,694    $    11,082    $   (30,776)    $      35,482
                                            ===========     ===========    ===========    ===========     =============
NOTE I - Supplemental Condensed Consolidating Financial Statements - Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2001
(thousands of dollars)

                                                Parent                          Non-
                                                Company       Guarantor     Guarantor
                                                 Only        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------     ------------   ------------   ------------   ------------

Net cash provided by (used in)
  operating activities..................... $   (16,394)    $    52,390    $    26,376    $   (13,673)    $      48,699
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from investing activities:
  Capital expenditures.....................         (33)        (51,386)        (9,613)            --           (61,032)
  Proceeds from asset dispositions.........         947           4,387          3,624             --             8,958
  Acquisitions, net of cash received......          554              --             --             --               554
  Investments..............................       4,570          (4,570)          (576)            --              (576)
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in)
  investing activities.....................       6,038         (51,569)        (6,565)            --           (52,096)
                                            -----------     -----------    -----------    -----------     -------------

Cash flows from financing activities:
  Proceeds from borrowings.................          --              --          1,513             --             1,513
  Repayment of debt........................          --              --        (24,162)        13,673           (10,489)
  Issuance of common stock.................       1,263              --             --             --             1,263
                                            -----------     -----------    -----------    -----------     -------------
Net cash provided by (used in) financing
  activities...............................       1,263              --        (22,649)        13,673            (7,713)
                                            -----------     -----------    -----------    -----------     -------------

Effect of exchange rate changes in cash....          --              --            235             --               235
                                            -----------     -----------    -----------    -----------     -------------

Net increase (decrease) in cash and
  cash equivalents.........................      (9,093)            821         (2,603)            --           (10,875)

Cash and cash equivalents
  at beginning of period...................      19,633           3,130         32,031             --            54,794
                                            -----------     -----------    -----------    -----------     -------------

Cash and cash equivalents
   at end of period........................ $    10,540     $     3,951    $    29,428    $        --     $      43,919
                                            ===========     ===========    ===========    ===========     =============
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company, through its Air Logistics’ subsidiaries (“Air Log”) and with its investment in Bristow Aviation Holdings Limited (“Bristow”), is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production management services to the domestic offshore oil and gas industry through its wholly owned subsidiary, Grasso Production Management, Inc. (“GPM”).

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows (in thousands of dollars):

                                                               Three Months Ended              Nine Months Ended
                                                                  December 31,                   December 31,
                                                            -------------------------     --------------------------
                                                               2002           2001            2002          2001
                                                            -----------   -----------     -----------    -----------

Operating revenue.......................................... $   140,187   $   126,891     $   418,832    $   381,677
Gain (loss) on disposal of assets..........................        (946)        1,228           1,307          2,388
Operating expenses.........................................    (120,300)     (111,429)       (362,199)      (325,487)
                                                            -----------   -----------     -----------    -----------

Operating income...........................................      18,941        16,690          57,940         58,578

Earnings from unconsolidated entities, net.................       3,277         2,341           6,728          4,979
Interest income (expense), net.............................      (3,141)       (3,598)         (9,772)       (10,425)
Other income (expense), net................................      (1,244)          552          (4,473)          (291)
                                                            -----------   -----------     -----------    -----------

Income before provision for income taxes and
   minority interest.......................................      17,833        15,985          50,423         52,841
Provision for income taxes.................................       5,350         4,796          15,127         16,221
Minority interest..........................................        (465)         (394)         (1,313)        (1,138)
                                                            -----------   -----------     -----------    -----------

Net income................................................. $    12,018   $    10,795     $    33,983    $    35,482
                                                            ===========   ===========     ===========    ===========

        The following table sets forth certain operating information, which forms the basis for discussion of the Company’s helicopter activities and production management and related services. Certain reclassifications have been made to the information presented for the three and nine months ended December 31, 2001 to conform to the current presentation of the Company’s Technical Services operation as a separate business unit within the helicopter activities segment. The respective international operations of Air Log (headquartered in the United States) and Bristow (headquartered in the United Kingdom) are managed and reported as a separate division. The International division encompasses all helicopter activities outside of the United States Gulf of Mexico and Alaska (reported as “Air Log”) and the United Kingdom and Europe Sectors of the North Sea (reported as “Bristow”).

                                                          Three Months Ended                      Nine Months Ended
                                                              December 31,                           December 31,
                                                      -------------------------------        ---------------------------
                                                           2002               2001              2002             2001
                                                      ------------      -------------        ------------   ------------
                                                                      (in thousands, except flight hours)

Flight hours (excludes unconsolidated entities):
   Helicopter Activities:
      Air Log........................................       29,859             31,465              96,879        103,601
      Bristow........................................       12,226             12,897              37,835         38,331
      International..................................       22,438             19,370              63,849         62,296
      Technical Services.............................          310                265               1,027            942
                                                      ------------      -------------        ------------   ------------
         Total.......................................       64,833             63,997             199,590        205,170
                                                      ============      =============        ============   ============

Operating revenues:
   Helicopter Activities:
       Air Log....................................... $     38,161      $      39,116        $    114,986   $    119,744
       Bristow.......................................       47,863             44,610             146,722        130,596
       International.................................       43,022             35,082             122,553        107,526
       Technical Services............................        9,707              7,022              30,304         19,186
       Less:  Intercompany...........................       (9,047)            (8,747)            (27,346)       (25,728)
                                                      ------------      -------------        ------------   ------------
         Total.......................................      129,706            117,083             387,219        351,324
   Production management and related services........       11,837             10,787              35,776         34,448
   Corporate.........................................        2,904              3,084               8,790          8,652
   Less:  Intersegment...............................       (4,260)            (4,063)            (12,953)       (12,747)
                                                      ------------      -------------        ------------   ------------
         Consolidated total.......................... $    140,187      $     126,891        $    418,832   $    381,677
                                                      ============      =============        ============   ============

Operating income, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log....................................... $      5,727      $       8,106        $     14,681   $     24,692
       Bristow.......................................        6,783              2,233              19,524         12,462
       International.................................        6,436              5,703              20,416         19,231
       Technical Services............................        1,237                180               2,510            479
                                                      ------------      -------------        ------------   ------------
         Total.......................................       20,183             16,222              57,131         56,864
   Production management and related services........          686                291               2,479          1,858
   Corporate.........................................         (982)            (1,051)             (2,977)        (2,532)
                                                      ------------      -------------        ------------   ------------
         Consolidated total.......................... $     19,887      $      15,462        $     56,633   $     56,190
                                                      ============      =============        ============   ============

Operating margin, excluding gain or
loss on disposal of assets:
   Helicopter Activities:
       Air Log.......................................       15.0%              20.7%              12.8%           20.6%
       Bristow.......................................       14.2%               5.0%              13.3%            9.5%
       International.................................       15.0%              16.3%              16.7%           17.9%
       Technical Services............................       12.7%               2.6%               8.3%            2.5%
         Total.......................................       15.6%              13.9%              14.8%           16.2%
   Production management and related services........        5.8%               2.7%               6.9%            5.4%
         Consolidated total..........................       14.2%              12.2%              13.5%           14.7%
Helicopter Activities

        Air Log and Bristow conduct helicopter activities principally in the Gulf of Mexico and the North Sea, respectively, where they provide support to the production, exploration and construction activities of oil and gas companies. Air Log also charters helicopters to governmental entities involved in regulating offshore oil and gas operations in the Gulf of Mexico and provides helicopter services to the Alyeska Pipeline in Alaska. Bristow also provides search and rescue work for the British Coast Guard. International’s activities include Air Log and Bristow’s respective operations in the following countries: Australia, Brazil, China, Colombia, India, Kazakhstan, Mexico, Nigeria, The Maldives and Trinidad. These international operations are subject to local governmental regulations and to uncertainties of economic and political conditions in those areas. International also includes Air Log’s service agreements with, and equity interests in, entities that operate aircraft in Brazil, Egypt and Mexico (“unconsolidated entities”).

        Operating revenues from helicopter activities increased by 10.8% and 10.2% during the three and nine months ended December 31, 2002, respectively, over the prior year comparable periods, with operating expenses increasing 8.6% and 12.1%, respectively. Changes in operating revenue, expenses and income are explained by division below.

        Air Log - Air Log’s flight activity for the three and nine-month periods ended December 31, 2002 is below the similar prior year levels by 5.1% and 6.5%, respectively. Revenues for the same periods were down 2.4% and 4.0%, respectively. Revenue for the three and nine month periods ended December 31, 2002 did not decline at the same rate as the flight hours due to the 30% rate increase that began phase in during June 2001. Additionally, for the three months ended December 31, 2002, revenue was favorably impacted by an increase in ad hoc flight hours, which is generally performed at a premium rate. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased 15.6% and 9.7%, respectively, from the similar quarter in the prior year, while smaller, production related aircraft decreased 2.8% and 1.7%, respectively. For the nine month period, flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased 26.7% and 18.1%, respectively, over the prior year, while flight hours for smaller, production-related aircraft decreased 4.8% and revenue remained constant. Air Log’s operating margin of 15.0% and 12.8% for the three and nine months ended December 31, 2002 decreased over the comparable prior year periods, which had margins of 20.7% and 20.6%, respectively. The decrease in operating margin for the three and nine months ended December 31, 2002 was primarily a result of wage increases for pilots, mechanics and other operational employees effective July 2001 in response to increases in the market wages for these employee groups and higher insurance costs. Higher depreciation costs as a result of aircraft purchased in prior year also contributed to the decline in the operating margin.

        A collective bargaining agreement between the Office and Professional Employees International Union (“OPEIU”), representing Air Logistics, L.L.C. pilots, and Offshore Logistics, Inc. is amendable in May 2003. Negotiations relative to an amended collective bargaining agreement are expected to begin on or before the amendable date. The Company does not believe that the amended collective bargaining agreement will place it at a disadvantage with its competitors and management believes that pay scales, benefits, and work rules will continue to be similar throughout the industry.

        In May 2002, a customer notified Air Log of its intention to change helicopter operators. For the three and nine months ended December 31, 2002, the customer accounted for nil and $5.0 million of Air Log’s revenue compared to $3.6 million and $11.4 million for three and nine month periods ended December 31, 2001, respectively. Monthly contracts with other customers have been added during the current year, substantially mitigating the impact of this lost work.

        The drilling rigs under contract in the Gulf of Mexico have averaged 129 per month for the nine months ended December 31, 2002 compared to 156 per month for the nine months ended December 31, 2001. Consequently, utilization of Air Log’s crew change fleet, used primarily in support of drilling activities, has significantly decreased in recent quarters. Until the drilling activity in the Gulf of Mexico increases, it is likely that Air Log will continue to experience reduced demand for its crew change services.

        Bristow - Bristow’s revenue for the three and nine month periods ended December 31, 2002 increased by 7.3% and 12.4%, respectively, from the similar periods in the prior year. Excluding the foreign exchange effect, Bristow’s revenue for the three months ended December 31, 2002 decreased 1.5% while revenue for the nine months ended December 31, 2002 increased 5.5%. Bristow’s flight hours for the three and nine month periods ended December 31, 2002 decreased by 5.2% and 1.3%, respectively, from the similar periods in the prior year. The decrease in revenue for the three months ended December 31, 2002 was primarily a result of the sale of assets related to Bristow’s operations in Italy on November 12, 2002 (see discussion below). Excluding Italy, revenue would have increased by 3.8% for the current quarter compared to the prior year quarter. The increase in Bristow revenue stems from consistent oil industry activity, rate increases Bristow has achieved on customer contracts both mid-term and upon renewal, and a change in the mix of aircraft operated in the current year.

        On July 16, 2002, one of the Company’s S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea, killing all 11 persons onboard. A comprehensive investigation was immediately initiated involving the U.K. CAA, Air Accident Investigation Branch, Company and customer personnel, and manufacturer’s representatives. It has been determined that the cause of the accident was a main rotor blade which failed during flight. The failure resulted from a manufacturing anomaly in the construction of the blade which when combined with a subsequent lightning strike, weakened the structural integrity of the blade. The Company maintains insurance coverage for such situations, and believes its coverages and that of the blade manufacturer are adequate for any claims that may result.

        As a result of the accident, the customer immediately grounded the six S-76 helicopters it had under contract with Bristow. This grounding was lifted by the customer for two aircraft on August 7, 2002 and in early September for the remaining four aircraft. Bristow covered the customer’s requirements by using a different aircraft type. Accordingly, flight hours were not significantly impacted by the accident. The Company has incurred approximately £1.0 million ($1.6 million) in costs related to the accident that are not covered by insurance. These costs primarily relate to the retiring of main rotor blades that had a similar history.

        During November 2002, the Company sold assets related to its operations in Italy. The Company recognized a pre-tax loss on the disposal of these assets during the quarter ended December 31, 2002 of $2.1 million, recorded in the gain (loss) on the disposal of assets in the accompanying consolidated statements of income. These assets accounted for approximately $12.8 million of the Company’s consolidated revenues for the nine months ended December 31, 2002. The loss represents the excess of book value over sales proceeds, and certain obligations totaling $0.9 million which have been reflected in the December 31, 2002 consolidated balance sheet. The sale of three aircraft involved in the sale agreement have not closed. These aircraft are currently under operating leases by the Company and the buyer. The sales of the aircraft are contingent upon the Company exercising purchase options under the leases and the closing of the sale to the buyer. Gains resulting from these aircraft sales are projected to be approximately $4.3 million.

        Bristow’s operating margin increased to 14.2% in the current quarter from 5.0% for the three months ended December 31, 2001 and to 13.3% for the nine months ended December 31, 2002 from 9.5% for the nine months ended December 31, 2001. The improvement in margin for the three and nine months ended December 31, 2002 was due primarily to the revenue increase discussed above offset by higher insurance costs in the current year.

        During April 2002, the U.K. Government instituted a progressive tax regime which directly impacts oil production and exploration in the North Sea. Several oil companies have publicly expressed their view of the new tax regime as a deterrent to future capital spending. Should the oil companies significantly reduce their exploration and development budgets as a result of the tax change, demand for the Company’s services could be negatively impacted.

        International – Internationally, flight hours for the three and nine months ended December 31, 2002 increased by 15.8% and 2.5%, respectively, from the similar periods in the prior year. Revenue increased during the three and nine months ended December 31, 2002 by 22.6% and 14.0%, respectively, from the similar periods in the prior year. An increase in activity was prevalent in Mexico, Nigeria and Trinidad.

        In Mexico, flight activity for the three and nine month periods ended December 31, 2002 was above the similar prior year levels by 25.9% and 25.8%, respectively. Revenue for the same periods was up 29.1% and 22.0%, respectively. The increase in flight activity and revenue was primarily due to additional work performed for a major customer. Three aircraft were mobilized to Mexico, in the first half of calendar 2002, as a result of this demand. The revenue generated from these three aircraft accounted for approximately 58.4% and 69.8% of the increase in revenue for the three and nine months periods ended December 31, 2002, respectively.

        In Nigeria, revenue was up by 21.2% and 18.8% for the three and nine months ended December 31, 2002, respectively, over the prior year periods. Flight activity increased 22.8% for the three months ended December 31, 2002 over the prior year quarter and 3.2% for the nine months ended December 31, 2002 over the prior year period. On July 1, 2002, the Company purchased a controlling interest in a West Africa helicopter operating company and ten single engine helicopters and three fixed wing aircraft for $16 million. The acquisition was financed by using $2 million in existing cash and borrowing $14 million under the Company’s line of credit facility. The operating company acquired primarily provides services to a major oil company under a five-year contract. Excluding the flight activity and revenue relating to this contract, flight activity in Nigeria decreased for the three and nine months ended December 31, 2002 by 36.6% and 34.4%, respectively, over the comparable prior year periods, while revenue for the same periods decreased by 16.1% and 7.9%, respectively. The disproportionate decrease in flight activity and revenue is primarily due to a change on one contract whereby the customer now provides its own aircraft and Bristow provides the crew, maintenance and technical support needed to operate the aircraft for this customer. Additionally, the completion of a contract and a decrease in ad hoc work between the periods had a negative effect on flight activity and revenue.

        Trinidad’s flight activity for the three and nine months ended December 31, 2002 increased by 43.3% and 42.4%, respectively, over the prior year periods while revenue for the same periods increased by 33.0% and 53.4%, respectively over the similar periods in the prior year. Revenue for the nine months ended December 31, 2002 was favorably impacted by a rate increase effective October 1, 2001. The increase in flight activity and revenue was primarily due to a short-term contract in the current year and increased drilling activity.

        Technical Services - Operating revenue for Technical Services increased during the three and nine months ended December 31, 2002 from the similar periods in the prior year. The operating margin for the nine months ended December 31, 2002 increased to 8.3% from 2.5% in the similar period in the prior year. The increase in operating revenue and improvement in margin for the nine months ended December 31, 2002 was primarily due to the acquisition of an engine repair and overhaul facility in December 2001.

Production Management and Related Services

        Operating revenues for GPM increased by 9.7% and 4.0% during the three and nine-month periods ended December 31, 2002, as compared to the similar periods in the prior year. The increase in revenue is primarily due to the addition of a contract with a major customer in January 2002. GPM’s operating margin of 5.8% and 6.9% for the three and nine months ended December 31, 2002, respectively, improved over the comparable periods in the prior year of 2.7% and 5.4%, respectively.

Corporate and Other

        General and administrative expenses increased during the three and nine month periods ended December 31, 2002, primarily due to increased compensation costs related to the Company’s performance based incentive compensation plan costs and increased professional fees. Consolidated net interest expense declined during the current year due primarily to a reduction in interest expense as a result of lower average balances on interest bearing debt in the current year as compared to the same period in the prior year. Other expenses increased during the three and nine months ended December 31, 2002 from the similar periods in the prior year primarily due to higher foreign currency exchange losses during the current year. The Company has operations in many countries, which utilize many different functional currencies. Translation gains or losses resulting from foreign denominated assets and liabilities result in direct charges or credits to the statement of income for changes in the strength of these countries currencies relative to the US dollar. The effective income tax rate was approximately 30% for the nine months ended December 31, 2002 and approximately 30.7% for the nine months ended December 31, 2001.

        At December 31, 2002, the Company had recorded on its balance sheet a $34.8 million pension liability related to the Bristow pension plan representing the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at March 31, 2002. Since that measurement date, the value of plan assets and market interest rates have declined. Plan assets are primarily (approximately 70%) invested in equity securities, of which approximately 49% are concentrated in United Kingdom Companies. Since March 31, 2002 the FTSE100 index has decreased by approximately 32%. Accordingly, at March 31, 2003, the next measurement date, the Company expects to record additional pension liabilities to recognize the increase in the under-funded status of the plan. The increase in the liability to be recorded will depend on the value of plan assets and market interest rates at March 31, 2003 and based on currently available information, market conditions and exchange rates as of January 31, 2003, is expected to be in the range of $75 to $90 million. Depending upon further movements in the market value of plan assets and interest rates, the amount actually recorded at March 31, 2003 could be materially different. In accordance with the accounting prescribed by SFAS No. 87, the liability will be recorded through a direct charge to stockholders' investment. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require the Company to make additional cash contributions into the plan over the next three years in the range of $5 to $6 million per year. The Company has not yet determined the manner in which these additional contributions will be made (either through periodic lump sum payments or through an increase of the existing contribution rate). As a result of this significant change in the under-funded status of the plan, the Company also expects that its net periodic pension cost charged to earnings for fiscal 2004 will increase over the amounts expensed in fiscal 2003, in the range of $11 to $14 million, although this estimate could also be materially different when finally determined at March 31, 2003. Additional charges to earnings will be required in future years, the amount of which will be dependent on market conditions as of such dates and their impact on the plan. Actuarial assumptions used to develop the estimates above include a discount rate of 5.5% and expected return on plan assets of 6.5%.

Liquidity and Capital Resources

        Cash and cash equivalents were $55.3 million as of December 31, 2002, a $12.6 million increase from March 31, 2002. Working capital as of December 31, 2002 was $99.6 million, a $47.3 million decrease from March 31, 2002. This decrease is primarily attributed to the classification of the Company’s 6% convertible notes due December 2003 as a current liability (see further discussion below). Total debt was $210.0 million as of December 31, 2002.

        As of December 31, 2002, Bristow had a £9 million ($14.5 million) revolving credit facility with a United Kingdom bank on which any borrowings are payable on demand. As of December 31, 2002, Bristow had £4.9 million ($7.8 million) of letters of credit utilized, however no other funds were drawn under this credit facility. As of December 31, 2002, the Company had a $30 million unsecured working capital line of credit with a bank that expires on August 31, 2004. The Company had $14 million drawn on this facility as of December 31, 2002. These funds were used to finance the acquisition discussed in Note E to the consolidated financial statements. The Company’s convertible subordinated notes mature in December 2003 and are classified in current maturities of long-term debt in the consolidated balance sheet. The Company is currently evaluating its options with regard to the refinancing of this obligation, which is expected to be completed prior to maturity. The classification as current of the convertible subordinated notes caused the Company’s current ratio to drop below the minimum current ratio required to be maintained under the covenants of the Company’s $30 million line of credit facility. The Company has obtained a waiver of the violation through January 1, 2004 from the bank. The Company is in compliance with all other covenants of its debt agreements. Normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet the Company’s other cash needs.

        During the nine months ended December 31, 2002, the Company received proceeds of $17.6 million primarily from the disposition of twelve aircraft and proceeds from the sale of the Company’s operations in Italy discussed in Note C to the consolidated financial statements. The Company also purchased two Bell 407's for $2.6 million, one EC 120 for $1.0 million, three Bell 412's for $6.5 million and four 206L4's for $5.0 million. Additionally, the Company paid $3.5 million of the balance due on an AS 332L2 Super Puma. An additional £2.6 million ($4.2 million) relating to this aircraft is payable in November 2003. These aircraft acquisitions were made to fulfill customer requirements.

        In November 2002, the Company’s Board of Directors approved a fleet and facilities renewal and refurbishment program. Under the program, the Company expects to incur approximately $155.5 million of capital expenditures over the next five to seven years to replace certain of its aircraft and upgrade strategic base facilities. At December 31, 2002, the Company has expended $16.3 million as deposits and progress payments, and incurred firm purchase commitments of $108.5, under this program. Sales and trade-in of older aircraft will reduce the projected expenditures discussed above. The Company plans to use internally generated funds and available financing, when needed, to meet its maturing obligations under the program.

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

        The Company has the following contractual obligations as of December 31, 2002 (millions of dollars):

                                                                  Payments Due by Period
                                                 ------------------------------------------------------------------
                                                             Less than                                   After
                                                   Total       1 year      1-3 years    4-5 years       5 years
                                                 ------------------------------------------------------------------

         Contractual Obligations:
         ------------------------

         Long-Term Debt                          $     210.0   $   96.0    $   14.0    $       --      $   100.0
         Operating Leases                               31.0        1.3        13.5           7.2            9.0
         Unconditional Purchase Obligations             92.2       32.0        60.2            --             --
                                                 -----------   --------    --------    ----------      ---------
         Total Contractual Obligations           $     333.2   $  129.3    $   87.7    $      7.2      $   109.0
                                                 ===========   ========    ========    ==========      =========

                                                      Amount of Commitment Expiration Per Period
                                                 ------------------------------------------------------------------
                                                             Less than                                   Over
                                                   Total        1 year     1-3 years    4-5 years       5 years
                                                 ------------------------------------------------------------------

         Other Commercial Commitments:
         -----------------------------

         Debt Guarantee                          $    24.1     $    --      $     --    $       --     $    24.1
         Residual Value Guarantee                      3.8          --            --           3.8            --
         Letters of Credit                             7.8         5.2            1.8          0.8            --
         Other                                         0.9         0.9            --            --            --
                                                 ---------     -------      ---------   ----------      --------
         Total Commercial Commitments            $    36.6     $   6.1      $     1.8   $      4.6      $   24.1
                                                 =========     =======      =========   ==========      ========
Legal Matters

        The Company has received notices from the United States Environmental Protection Agency that it is one of approximately 160 potentially responsible parties (“PRP”) at one Superfund site in Texas, one of over 300 PRPs at one site in Louisiana and a PRP at one site in Rhode Island. The Company believes, based on presently available information, that its potential liability for clean up and other response costs in connection with these sites is not likely to have a material adverse effect on the Company’s business or financial condition.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards significantly changed the Company’s prior practices by: (i) terminating the use of the pooling-of-interests method of accounting for future business combinations, (ii) ceasing goodwill amortization, and (iii) requiring impairment testing of goodwill based on a fair value concept. SFAS No. 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. It also requires that another impairment test be performed during the fiscal year of adoption of the standard and that impairment tests be performed at least annually thereafter, with interim testing required under certain circumstances. Any impairment charges recorded as a result of these subsequent tests will be recorded as operating expenses. The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $0.3 million and $0.8 million for the three and nine months ended December 31, 2001, respectively. Had the goodwill amortization not been recorded for the three and nine months ended December 31, 2001, the Company’s net income would have been $11.0 million and $36.1 million, respectively and diluted earnings per share would have been $0.46 and $1.49, respectively. As of the beginning of the current fiscal year, the Company had unamortized goodwill of $13.8 million and $6.3 million relating to its production management and technical services business units, respectively. At September 30, 2002, the Company completed a goodwill impairment test on these opening balances, which involved the use of estimates related to the fair market value of the Company’s business units to which goodwill was allocated. The test indicated the goodwill was not impaired. In addition, the Company has no reason to believe that the goodwill of $6.2 million recorded in connection with the acquisition discussed in Note E to the consolidated financial statements has been impaired as of December 31, 2002.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earning per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a.) does not have equity investors with voting rights or (b.) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created prior to January 31, 2003, begins with the first fiscal year or interim period beginning after June 15, 2003.

        The Company leases two aircraft under an operating lease from a lessor that may be determined to be a variable interest entity. The Company has no investment in the lessor; however, the aircraft involved are mortgaged by the lessor to a U.K. bank, and the Company has provided the U.K. bank a residual value guarantee of up to 15% ($3.8 million) of the aircraft’s original cost. These guarantees represent the maximum amount of loss exposure to the Company as a result of its involvement with the lessor, and have been previously disclosed in the footnotes to its annual financial statements, along with the contractual commitment from the operating lease. The Company is currently evaluating whether in fact the lessor is a variable interest entity and whether the Company could be considered to have a majority of the risk associated with the lessor, and expects to make this determination prior to the finalization of its March 31, 2003, financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company does use off-balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge anticipated transactions. The Company has historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. Most of Bristow’s revenues and expenses are denominated in British Pounds Sterling (“pound”). As of December 31, 2002, the Company did not have any nominal forward exchange contracts outstanding. Management does not believe that its limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

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
  Reports on Form 8-K:

     There were no Form 8-K filings during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.
BY: /s/ H. Eddy Dupuis H. EDDY DUPUIS Vice President - Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)
DATE: February 13, 2003

February 13, 2003

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

Dated: February 13, 2003

BY: /s/ George M. Small George M. Small CEO and President

February 13, 2003

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

Dated: February 13, 2003

BY: /s/ H. Eddy Dupuis H. Eddy Dupuis CFO and Vice President