Form 10-K
period 2003-03-31
OFFSHORE LOGISTICS INC
filed 2003-06-09
CIK 73887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to

Commission File Number 0-5232

Offshore Logistics, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

224 Rue de Jean
P. O. Box 5-C, Lafayette, Louisiana	70505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 233-1221

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of each exchange on which registered:
Common Stock ($.01 par value) Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES ✓ NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)

                    YES ✓ NO

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 was $379,015,735.

     The number of shares outstanding of the registrant’s Common Stock as of April 30, 2003 was 22,510,921.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

OFFSHORE LOGISTICS, INC.
INDEX—FORM 10-K

i

OFFSHORE LOGISTICS, INC.
ANNUAL REPORT (FORM 10-K)

INTRODUCTION

     This Annual Report on Form 10-K is filed by Offshore Logistics, Inc., a Delaware corporation, which we refer to separately as Offshore Logistics or the registrant. We use the pronouns “we,” “our” and “us” to refer collectively to Offshore Logistics, Bristow Aviation Holdings, Ltd. and our consolidated subsidiaries. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates. Offshore Logistics, its subsidiaries and the unconsolidated affiliates are each a separate corporation, limited liability company or other legal entity. Our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words. All statements in this Annual Report other than statements of historical fact or historical financial results are forward-looking statements.

     Our forward-looking statements reflect our views and assumptions on the date of this Annual Report regarding future events and operating performance including growth in International Operations and the benefits of our fleet renewal program. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated are described below in “Risk Factors”.

     All forward-looking statements in this Annual Report are qualified by these cautionary statements and are only made as of the date of this Annual Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

     If you hold our securities or are considering an investment in our securities, you should carefully consider the following risks, together with the other information contained in this Annual Report.

The demand for our services is substantially dependent on the level of activity in the oil and natural gas industry.

     We provide helicopter services to oil and natural gas exploration, development and production companies. As a result, demand for our services is substantially dependent on activity levels and transportation needs in that industry, and our revenue and profitability are largely dependent upon the worldwide levels of activity in oil and natural gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of oil and gas companies. We cannot predict future oil and natural gas price movements. Historically, the prices for oil and natural gas have been volatile and are subject to factors beyond our control, such as:

•	the supply of and demand for oil and natural gas and market expectations for such supply and demand;

•	actions of OPEC and other oil producing countries to control prices or change production levels;

•	general economic and political conditions, both worldwide and in particular regions;

•	governmental regulation; and

•	the price and availability of alternative fuels.

     For example, oil and gas activities declined in fiscal 2003 in both the Gulf of Mexico and the North Sea. As a result, we experienced a reduced demand for our services in these regions in fiscal 2003. Oil and gas industry activity may decline again in the near future, which may decrease the demand for our services. Any prolonged reduction in oil and natural gas prices will likely depress the level of exploration, development and production activity and result in a decline in the demand for our services.

     In addition, oil and natural gas companies are continually seeking to implement measures aimed at greater cost savings. As part of these measures, these companies are attempting to improve cost efficiencies with respect to helicopter transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore. The continued implementation of these kinds of measures could reduce the demand for helicopter transportation services and have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent upon the level of activity in the Gulf of Mexico and the North Sea.

     Approximately 56% of our fiscal 2003 operating revenue was derived from our helicopter services provided to customers operating in North America and the North Sea. If activity in oil and natural gas exploration, development and production in either of these areas declines, our business, financial condition and results of operations could be materially and adversely affected. The decline in activity in fiscal 2003 in both the North Sea and the Gulf of Mexico negatively impacted our revenue from those regions. We cannot predict the levels of activity in these areas in future periods.

     During April 2002, the U.K. government instituted a progressive tax regime which directly impacts oil and gas exploration, development and production in the North Sea. Several oil companies have stated that the new tax regime is a deterrent to future capital spending. If the oil companies reduce their exploration and development budgets as a result of this tax change, demand for our services could be negatively impacted.

Our operations and future growth depend on the level of international oil and gas activity and our ability to operate in these regions.

     Approximately 29% of our fiscal 2003 operating revenue was attributable to our helicopter services provided to oil and gas customers operating outside of North America and the North Sea. The demand for our helicopter services in our International Operations depends on the level of oil and natural gas exploration, development and production activity in these regions. We cannot predict the level of activity in these areas in future periods.

     In addition, our ability to conduct our International Operations may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators and to employ local citizens; and

•	the number and location of new drilling concessions granted by foreign sovereigns.

     If we are unable to continue to operate or retain contracts in foreign countries, our future business, financial condition and results of operations may be adversely affected and our International Operations may not grow in accordance with our expectations.

     Our International Operations are also subject to various risks inherent in conducting business outside the United States, including:

•	political, social and economic instability, including risks of war, general strikes, civil disturbances and guerilla activity;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	the taking of property without fair compensation; and

•	the lack of well developed legal systems in some countries which could make it difficult for us to enforce our contractual rights.

     For example, there has been recent unrest in Nigeria where we derived 41% of our fiscal 2003 operating revenue from International Operations. While this unrest has not adversely affected our International Operations, any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations. We cannot predict whether any of these events will occur in the future in Nigeria or elsewhere.

Foreign exchange risks and controls may affect our financial position and results of operations.

     Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expenses from our North Sea Operations are in British Pound Sterling. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate risk exposure by contracting the majority of our services other than in our North Sea Operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our operating revenue.

     Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British Pound Sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment and foreign currency transaction gains or losses are credited or charged to income and reflected in other income (expense). In the past three fiscal years our stockholders’ investment has decreased by as much as $29.0 million in some years and increased by as much as $27.8 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

     We operate in countries with foreign exchange controls. These controls may limit our ability to repatriate funds from our International Operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations.

We operate in many international areas through entities that we do not control.

     We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Egypt, Mexico and Norway. We derive significant amounts of lease and service revenue and dividend income from these entities. In fiscal 2003 we derived approximately $7.3 million of dividend income from our unconsolidated affiliates. More significantly, we received approximately $54.0 million in fiscal 2003 from the provision of aircraft and other services to unconsolidated affiliates which represented approximately 33% of our fiscal 2003 operating revenue from International Operations. Because we do not own a majority or maintain voting control of these entities, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and they may cause such entities to take actions which are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas which could materially adversely affect our business and results of operations.

We face substantial competition in both of our business segments.

     The helicopter business is highly competitive. Chartering of helicopters is usually done on the basis of competitive bidding among those having the necessary equipment, experience and resources. Factors that affect competition in our industry include price, reliability, safety record, reputation, availability, equipment and quality of service.

     In our North American Operations, we face competition from a number of providers. One of our competitors has more helicopters in service in the Gulf of Mexico than we do. We have one significant competitor in the North Sea and expect another competitor to enter the North Sea in 2004. In our International Operations, we also face significant competition. In addition, foreign regulations may also require the awarding of contracts to local operators.

     Many of our customers have the capability to perform their own helicopter operations should they elect to do so, which has a limiting effect on our rates. The loss of a significant number of our customers or termination of a significant number of our contracts could materially adversely affect our business, financial condition and results of operations.

     The production management services business is also highly competitive. There are a number of competitors that maintain a presence throughout the Gulf of Mexico. In addition, there are many smaller operators that compete with us on a local basis or for single projects or jobs. Contracts for our Production Management Services are generally for a year or less and could be awarded to our competitors upon expiration. Many of our customers are also able to perform their own Production Management Services should they choose to do so.

     As a result of significant competition, we must continue to provide safe and efficient service or we will lose market share, which could materially adversely affect our business, financial condition and results of operations.

Labor problems could adversely affect us.

     The pilots in our North American Operations and approximately 500 employees in our North Sea Operations are represented under collective bargaining agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. The collective bargaining agreement that covers our North American pilots became amendable in May 2003. Following approximately eight weeks of negotiations with union representatives, an agreement could not be reached on several key areas, most notably compensation levels. We and the union representatives agreed to seek assistance from the National Mediation Board in appointing an independent mediator to assist with the negotiations. If the mediation is unsuccessful, a 30 day cooling off period is mandated. We cannot predict whether our negotiations will be successful or, if not, what action our pilots might take after the cooling off period expires. If our unionized workers engage in a strike, work stoppage or other slowdown, or other employees elect to become unionized or existing labor agreements are renegotiated on, or future labor agreements contain, terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs which could adversely affect our business, financial condition and results of operations.

Helicopter operations involve risks that may not be covered by our insurance or may increase our operating costs.

     The operation of helicopters inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. In addition, GPM’s operations are subject to the normal risks associated with working on oil and gas production facilities. These risks include injury to or death of personnel and damage to or loss of property.

     We attempt to protect ourselves against these losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance for all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient or that in the future we will be able to maintain our existing coverage or that the premiums will not increase substantially. Our insurance costs increased substantially in fiscal 2003. In addition, future terrorist activity, accidents or other events could further increase our insurance rates. The loss of our liability insurance coverage, inadequate coverage from our liability insurance or future substantial increases in premiums could materially and adversely affect our business, financial condition and results of operations.

We are subject to government regulation that limit foreign ownership of aircraft companies.

     United States. We are subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the Federal Aviation Administration, or FAA, and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States, and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of the voting interests in us, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act we may lose the privilege of operating within the United States. Deregistration of our aircraft or loss of our operating license for any reason, including foreign ownership in excess of the permitted levels, would materially adversely affect our ability to conduct our North American Operations. As of March 31, 2003, approximately 6.2% of our outstanding common shares were held by persons with foreign addresses. Because a substantial portion of our common stock is publicly traded, our foreign ownership may fluctuate on each trading day. In addition, these foreign ownership limitations restrict our ability to issue or sell our common stock to non-U.S. citizens which could hurt our ability to raise equity or acquire assets or businesses for common stock in the future.

     United Kingdom. We are subject to the Licensing of Air Carriers Regulations 1992, and Regulations made under the Civil Aviation Act 1992 and other statutes. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority, or CAA.

     Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the United Kingdom unless such aircraft are approved by the CAA. The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. This means that the entity that operates under the license must be owned directly or through majority ownership by United Kingdom and European Economic Union Area nationals and must at all times be effectively controlled by them. We own 49% of the common stock of Bristow and have put/call arrangements with the other two stockholders. If we were to purchase any Bristow shares pursuant to this arrangement, we would be required to find a qualified European owner to acquire those shares to retain Bristow’s CAA operating license. Revocation of the CAA operating license for any reason would have a material adverse effect on our North Sea Operations.

     International. Certain of our International Operations are subject to restrictions on foreign ownership. Because of this, these operations are conducted primarily through unconsolidated affiliates in which local citizens own interests, or pursuant to arrangements under which we operate assets or conduct operations under contracts with local entities. If changes in local regulation further limit foreign ownership, we may not be permitted to operate in certain regions under our existing arrangements.

     We cannot assure you that there will not be changes in or adoptions of U.S., U.K. or other foreign laws, regulations or administrative requirements in any region where we operate, or the interpretation thereof, which could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may materially adversely affect our business, financial condition and results of operations.

Failure to maintain an acceptable safety record may have an adverse impact on our ability to attract and retain customers.

     Our customers consider safety and reliability as primary concerns in selecting a provider of helicopter transportation services. If we fail to maintain a record of safety and reliability that is satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected.

Our failure to attract and retain qualified personnel could have an adverse effect on us.

     Our ability to attract and retain qualified pilots, mechanics and other highly trained personnel is an important factor in determining our future success. Many of our customers require pilots of aircraft that service them to have very high levels of flight experience. The market for these experienced and highly trained personnel is competitive and will become more competitive if oil and gas industry activity levels increase. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics and those of our competitors are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons are called to active duty, it would reduce the supply of such workers and likely increase our labor costs.

Our operations are subject to weather related and seasonal fluctuations.

     Our operations can be impaired by harsh weather conditions generally. Poor visibility, high wind and heavy precipitation can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours and a substantial portion of our direct costs is fixed. Thus, prolonged periods of harsh weather can materially and adversely affect our business, financial condition and results of operations.

     In the Gulf of Mexico, the months of December through March have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility. In addition, in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities is located along the Gulf of Mexico coast, tropical storms may cause substantial damage to our property there, including helicopters. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms.

     The fall and winter months have fewer hours of daylight, particularly in the North Sea. Consequently, flight hours are generally lower at these times, which typically results in a reduction in operating revenue during those months. While some of our aircraft are equipped to fly at night, we generally do not do so. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may adversely affect our business, financial condition and results of operations.

Bristow’s obligations may adversely impact us.

     As of March 31, 2003, we had a $114.7 million pension liability related to Bristow’s underfunded pension plan, of which approximately $80.5 million was recorded in fiscal 2003. In accordance with U.S. accounting rules, the liability is recorded through a direct charge to stockholders’ investment. In addition, the U.K. rules governing pension plan funding require us to make additional cash contributions into the plan over the next three years in the range of $5.0 million to $6.0 million per year. We have not yet determined whether we will make these additional contributions through periodic lump sum payments or through an increase of the existing contribution rate. As a result, the charge to earnings for fiscal 2004 will increase over the amounts expensed in fiscal 2003 by approximately $10.5 million. Additional charges to stockholders’ investment and earnings likely will be required in future years and these charges could be significant. These charges may have a material adverse effect on our financial condition and results of operations.

     In addition, Bristow has been notified by the U.K. Inland Revenue of a potential tax liability related to the deduction of certain aircraft maintenance costs. Although the actual amount of this potential liability has not been determined, if ultimately determined to be due, such liability would result in cash payments for taxes to the U.K. Inland Revenue which could be significant. This controversy affects only the timing of deductions and would not result in any additional tax expense being charged to income.

Environmental regulations and liabilities may increase our costs and adversely affect us.

     All of our operations are subject to material and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to environmental regulation. Liabilities associated with environmental matters could have a material adverse impact on our business, financial condition and results of operations. For additional information see “Legal Proceedings.”

PART I

ITEM 1. Business

OVERVIEW

     We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria and Trinidad. As of March 31, 2003, we operated 335 aircraft and our unconsolidated affiliates operated an additional 91 aircraft throughout the world. We are also a leading provider of production management services for oil and gas production facilities in the Gulf of Mexico.

     We provide helicopter transportation services through our consolidated subsidiaries, our interest in Bristow Aviation Holdings, Ltd., or Bristow, and our unconsolidated affiliates. Our Production Management Services are conducted through our wholly-owned subsidiary, Grasso Production Management, or GPM.

     The United Kingdom, as do most countries, limits foreign ownership of aviation companies. To comply with these restrictions, we own only 49% of the common stock of Bristow, but we own 100% of Bristow’s subordinated debt. In addition, we have a put/call agreement with the other two owners of Bristow which grants us the right to buy all of their shares of Bristow common stock (and them the right to require us to buy all of their shares). Under U.K. law, to maintain Bristow’s operating license, we would be required to find a qualified European owner to acquire any of the Bristow shares that we have the right or obligation to acquire under the agreement.

     To comply with other foreign ownership limitations yet expand internationally, we have formed or acquired interests in numerous foreign helicopter operations. These interests typically combine local ownership interest with our experience in providing helicopter services to the oil and gas industry. Because we do not own a majority of the equity or maintain voting control of these entities, we may not have the ability to control their policies, management or affairs. We refer to these entities as unconsolidated affiliates.

     For a further description of our unconsolidated affiliates, see the statements under “Introduction” and “Risk Factors” and Note C in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a further discussion of Bristow see Note J in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

     We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through four business units:

•	North American Operations;

•	North Sea Operations;

•	International Operations; and

•	Technical Services.

     In our previous public disclosures, we have referred to our North American Operations as “Air Log” and to our North Sea Operations as “Bristow.” For additional information about our two segments, see Note K in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a description of certain risks affecting our business and operations, see “Risk Factors” included in this Annual Report.

     We are a Delaware corporation incorporated in 1969. Our executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana, 70505. Our telephone number is (337) 233-1221.

     All of our periodic report filings with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at http://www.olog.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission . In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

HELICOPTER ACTIVITIES

     Our customers charter our helicopters to transport personnel and time-sensitive equipment from onshore bases to offshore drilling rigs, platforms and other installations. We classify our aircraft fleet into three categories: small, medium and large. Small aircraft typically hold four to six passengers and are better suited for daytime flights and shorter routes. Medium aircraft hold up to 13 passengers and are the most versatile part of our fleet as they can fly in a variety of different operating conditions and a variety of distances. Large aircraft hold up to 18 passengers and are capable of flying in harsh weather conditions.

     The following table sets forth the number of our aircraft operated as of the dates indicated:

	As of March 31,

	2003	2002	2001

North American Operations	178	200	191
North Sea Operations	57	65	63
International Operations	100	80	81

Total	335	345	335

Additional aircraft operated by unconsolidated affiliates	91	83	81

     The following table shows the distribution of our small, medium and large aircraft among our business units as of March 31, 2003:

	Number in Fleet

	North American	North Sea	International
Type	Operations	Operations	Operations	Total

Small	148	2	26	176
Medium	25	11	61	97
Large	5	44	13	62

Total	178	57	100	335

North American Operations

     We conduct our North American Helicopter Activities primarily from 14 operating facilities along the Gulf of Mexico, with additional operations in Alaska. As of March 31, 2003, we operated 163 aircraft in the Gulf of Mexico and 15 aircraft in Alaska. We are the second largest supplier of helicopter services in the Gulf of Mexico and a major supplier in Alaska, where we fly the entire length of the Alyeska pipeline every day. The Gulf of Mexico is a major offshore oil and gas producing region with approximately 4,000 production platforms. These platforms are typically unmanned and are most efficiently serviced by our small aircraft.

North Sea Operations

     We are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The facilities in the North Sea are large and require frequent crew change flight services. We deploy a majority of our large aircraft in this region. In addition to our oil and gas helicopter services, we are the sole civil supplier of search and rescue services to Her Majesty’s Coast Guard. As of March 31, 2003, we operated 57 aircraft in the North Sea. We also have a service agreement with, and ownership interest in, an unconsolidated affiliate in Norway whereby we provide services and technical support to this entity and lease them aircraft for use in their operations.

International Operations

     We also provide helicopter services to most of the major offshore oil and gas producing regions of the world beyond the Gulf of Mexico and the North Sea. Our International Operations are conducted in a variety of different locales, where we deploy small, medium and large aircraft dependent on the mission requirements and local operating conditions. As of March 31, 2003, our International fleet was composed of 100 aircraft in 15 different countries. Of these aircraft, 38 helicopters were operated in Central and South America (Brazil, Colombia, Mexico and Trinidad), 36 aircraft in Nigeria, 10 aircraft in Australia and 16 aircraft elsewhere throughout the world.

Unconsolidated Affiliates

     Most countries limit foreign ownership of aviation companies. To comply with these regulations and yet expand internationally, we have formed or acquired interests in numerous foreign helicopter operations. These investments typically combine a local ownership interest with our experience in providing helicopter services to the oil and gas industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. We lease many of our own aircraft to these unconsolidated affiliates to service customers in foreign countries. Set forth below is a brief description of our significant unconsolidated affiliates:

Mexico. We own a 49% interest in Heliservicio Campeche, S.A. de C.V. or HC, a Mexican corporation that provides offshore helicopter transportation primarily to the Mexican national oil company, and onshore helicopter services to the Mexican Federal Electric Commission. As of March 31, 2003, HC owned three aircraft and leased 20 aircraft from us to service its customers.

Brazil. We own a 20% interest in Aeroleo Taxi Aereo S.A., or Aeroleo, a Brazilian corporation. Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company, and also serves other oil and gas companies. As of March 31, 2003, Aeroleo owned two aircraft and leased nine aircraft from us.

Egypt. We own a 25% interest in Petroleum Air Services, or PAS, an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the oil and gas industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. As of March 31, 2003, PAS owned 30 aircraft and did not lease any aircraft from us.

Norway. We own a 49% interest in Norsk Helikopter AS, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea. As of March 31, 2003, Norsk operated three aircraft and leased six aircraft from us.

United Kingdom. We own a 50% interest in both FBS Limited, or FBS, and FB Heliservices Limited, or FBH, British corporations which principally provide pilot training and maintenance services to the British military. As of March 31, 2003, FBS and FBH owned a total of 53 aircraft and did not lease any aircraft from us.

Technical Services

     Our Technical Services business unit provides helicopter repair and overhaul services from facilities located in Tucson, Arizona, New Iberia, Louisiana, and Redhill, England. These services include airframe refurbishments, engine overhauls, major inspections, engineering and design services, technical manpower support and transmission testing. While a portion of this work is performed on our own aircraft, the majority of these services are performed for third parties. Our Technical Services business unit also provides engineering and administrative support to the 53 aircraft operated by FBS and FBH for training the British military.

PRODUCTION MANAGEMENT SERVICES

     We are also a leading independent contract operator of oil and gas production facilities in the Gulf of Mexico. As of March 31, 2003, we managed or had personnel assigned to 239 production facilities in the Gulf of Mexico. Our customers are typically independent oil and gas companies who hire us to monitor and maintain their offshore production facilities and provide other services for certain onshore facilities. When servicing offshore oil and gas production facilities, our employees normally live on the facility for a seven-day rotation. Our services include furnishing personnel, engineering services, production operating services, paramedic services and providing transportation of personnel and supplies between onshore bases and offshore facilities. This provides us additional opportunities to use our helicopter transportation services. We also handle regulatory and production reporting for some of our customers.

     The production management business depends primarily on production activity levels in the offshore oil and gas industry. Since 90% of our production management costs consist of labor and contracted transportation services, we are able to scale our operations to market conditions.

AIRCRAFT FLEET

     The composition of our fleet as of March 31, 2003, and some of the characteristics of the individual types of aircraft we own or lease are as follows:

		Passenger	Speed
Type	Number	Capacity	(MPH)

Small Helicopters
AS355 Twinstar	1	5	135
Bell 206L Series	83	6	125
Bell 206B Jet Ranger	29	4	115
Bell 407	35	6	130
Bo – 105	11	4	125
EC 120	10	4	140
Medium Helicopters
Bell 212	32	12	115
Bell 412	23	12	140
Sikorsky S-76	42	12	160
Large Helicopters
AS332L Super Puma	37	18	160
Bell 214ST	6	18	150
Sikorsky S-61	19	18	135
Other (includes fixed wing)	7

Total	335

We owned 329 of the 335 aircraft that we operated as of March 31, 2003. We hold the remaining six aircraft under operating leases.

Fleet Management

     We are able to deploy our aircraft to the regions with the greatest demand. There are also additional markets for helicopter services beyond the oil and gas industry. These other markets include emergency medical transportation, agricultural and forestry support and general aviation activities. While we do not service these markets, they enable us to better manage our helicopter fleet by providing both a source of additional aircraft during times of high demand in the oil and gas industry, and potential purchasers for our excess aircraft during times of reduced demand in the oil and gas industry.

     During the past fiscal year, we initiated a fleet renewal program. In December 2002, we entered into a contract with Sikorsky Aircraft Corporation, a major helicopter manufacturer, to acquire 15 new medium sized helicopters, which are our most versatile aircraft. This agreement includes a trade-in feature for the first 15 new aircraft acquired. Three of the 15 initial aircraft were delivered subsequent to the end of fiscal 2003 and the remaining 12 aircraft are expected to be delivered at a rate of three aircraft per year from calendar 2003 through 2006. In addition, the contract gives us the option to purchase up to 24 additional aircraft with deliveries through 2008.

     In connection with our fleet renewal plan, in March 2003, we also entered into a contract with Bell Helicopter Textron Canada Ltd., a major helicopter manufacturer, to acquire 14 new small helicopters. Two of these aircraft are expected to be delivered in 2003, seven are expected to be delivered in 2004 and five are expected to be delivered in 2005. In addition, the contract gives us the option to purchase an additional five aircraft for delivery in 2004 and 2005.

CUSTOMERS AND CONTRACTS

     The principal customers for our Helicopter Activities are national and international oil and gas companies. During fiscal 2003, 2002 and 2001, Shell Oil Company accounted for 15%, 14% and 13%, respectively, of our operating revenue. No other customer accounted for 10% or more of our operating revenue during those fiscal years.

     Our customers charter helicopters for varying periods and, in some cases, these contracts may permit the customer to cancel the charter before the end of the contract term. Our charges under these charter contracts are generally based on either a daily or monthly fixed fee plus additional fees for each hour flown. We also provide services to customers on a basis we refer to as “ad hoc”, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on either an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are charged to the customer.

     Customers of our production management business are primarily independent oil and gas companies that own oil and gas production facilities in the Gulf of Mexico. These companies outsource production management to companies such as GPM. This allows the customers to focus on their core activities, which are the exploration for and development of oil and gas reserves. During the past three fiscal years, no single production management customer accounted for more than 10% of our operating revenue.

GOVERNMENT REGULATION

     United States. As a commercial operator of small aircraft, our U.S. operations are subject to regulations under the Federal Aviation Act of 1958, and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the Federal Aviation Administration, or FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.

     Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by United States citizens. If persons other than United States citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose our ability to operate within the United States. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would materially adversely affect our ability to conduct our North American Operations. As of March 31, 2003, approximately 1,387,600 of our common shares were held by persons with foreign addresses. These shares represented approximately 6.2% of our total outstanding common shares as of March 31, 2003. Because a substantial portion of our common stock is publicly traded, our foreign ownership may fluctuate on each trading day.

     United Kingdom. Our U.K. operations are subject to the Licensing of Air Carriers Regulations 1992, and Regulations made under the Civil Aviation Act 1982 and other laws. We carry persons and property in our helicopters under an operating license issued by the Civil Aviation Authority, or CAA.

     The CAA regulates our U.K. flight operations, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. Accident investigations are carried out by an inspector from the Air Accident Investigation Branch of the Department of the Environment, Transport and Regions. The CAA often imposes improved safety standards on the basis of a report of the inspector.

     Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the United Kingdom unless such aircraft are approved by the CAA. Under Council Regulation 2407/92, majority ownership of a holder of an operating license must be held by United Kingdom or European Economic Area nationals and must at all times be effectively controlled by them, as control is defined by the CAA.

     International. Our operations in areas other than the United States and the United Kingdom are subject to local governmental regulations in those areas. Because of the impact of local laws, we conduct these operations primarily through entities in which local citizens own a majority interest and we hold only a minority interest, or under contracts that provide for us to operate assets for the local companies or to conduct their flight operations. Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

     Production Management. The Minerals Management Service Bureau of the United States Department of the Interior regulates the operations of oil and gas producers in the outer continental shelf of the Gulf of Mexico and, in this respect, exercises jurisdiction over personnel, production facilities and certain technical aspects of GPM’s operations.

COMPETITION

     The helicopter transportation business is highly competitive throughout the world. We compete against several providers in almost all of our regions of operations. We have one significant competitor in the Gulf of Mexico and another significant competitor in the North Sea. We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of customer support and commitment. For example, we expect a new competitor to enter the North Sea in 2004.

     Customers charter helicopters on the basis of competitive bidding among providers who have the necessary experience, equipment, resources and professional reputation. As contracts expire, our customers typically negotiate renewal terms with us for the next contract period. Sometimes, however, customers may solicit new bids. Contracts in our North American Operations are generally renewable on an annual or shorter basis, which subjects us to competition on a regular basis. In our North Sea and International Operations, contracts tend to be of longer duration.

     In addition, many of our customers in the oil and gas industry have the capability to perform their own helicopter services should they elect to do so, which has a limiting effect on our rates.

     The production management business is also highly competitive. There are a number of competitors that maintain a presence throughout the Gulf of Mexico. In addition, there are many smaller operators that compete locally or for single projects or jobs. The two key elements in competing for production management contracts are personnel costs and transportation costs. In addition, the reliability of the production manager and the quality of its personnel, training programs and safety record are also important competitive factors.

INDUSTRY HAZARDS AND INSURANCE

     Hazards, such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in the offshore transportation industry and may cause losses of equipment, revenue and death of personnel.

     In the last 12 months, we have had three helicopter accidents involving fatalities: an accident in Greece resulted in five fatalities; an accident in the North Sea resulted in 11 fatalities; and an accident in the Gulf of Mexico resulted in one fatality and three people being injured. We maintained insurance with respect to the aircraft involved and related liabilities and believe that our insurance coverage will be adequate to cover any claims ultimately paid.

     We maintain hull and liability insurance, which generally insures us against damage to our aircraft, as well as certain legal liabilities to others. We also carry workers’ compensation, auto liability, property and casualty coverages for most of our U.S. and U.K. operations. It is also our policy to carry insurance for or require our customers to indemnify us against expropriation, war risk and confiscation of the helicopters we use in our international operations.

     Recent terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties have led to significant increases in our premiums for much of our insurance protection. There is no assurance that in the future we will be able to maintain our existing coverage or that we will not experience further substantial increases in premiums. There can also be no assurance that our liability coverage will be adequate to cover all potential claims that may arise.

     Our production management operations are subject to the normal risks associated with working on oil and gas production facilities. These risks could result in damage to or loss of property and injury to or death of personnel. We carry customary business insurance including general liability, workers’ compensation, automobile liability and property and casualty coverages.

ENVIRONMENTAL

     All of our operations are subject to national and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, such laws and regulations have not had a material adverse effect on our business, results of operations or financial condition. Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the oil and gas industry, which in turn could adversely affect us. We have been named as a potentially responsible party in connection with certain sites. See “Item 3. Legal Proceedings.”

EMPLOYEES

     As of March 31, 2003, we employed approximately 3,300 employees.

     We employ approximately 250 pilots in our North American Operations as of March 31, 2003. All of them are represented by the Office and Professional Employees International Union, or OPEIU, under a collective bargaining agreement. Because this agreement became amendable in May 2003, we began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several key areas, most notably compensation levels. Both management and the union representatives agreed to seek assistance from the National Mediation Board, or NMB, who appointed an independent mediator to assist with the negotiations. However, if the mediation fails to resolve the dispute, a 30-day “cooling off period” will begin. If the dispute remains unresolved after the cooling off period, then these employees would be entitled to call a strike or engage in a work stoppage.

     With respect to our Alaska-based mechanics (approximately 20 employees), an election was held on July 21, 2000 with the mechanics voting in favor of union representation by the International Union of Operating Engineers, or IUOE. Negotiations with IUOE commenced in the Fall of 2000 and continued through February 2003. On December 16, 2002, an Alaska-based employee petitioned the NMB for an election alleging a representative dispute again involving the Alaska-based mechanics and related employees. The NMB ordered an election to be held to determine the proper representative body, and included the employee and the IUOE as choices in the election. On March 19, 2003, the votes were tallied and only 11 of the 23 eligible voters cast a ballot. Because less than a majority of the eligible employees voted in the election, the NMB issued a dismissal in the case. No representative was certified, and the mechanics and related employees have returned to non-union status. Under the NMB’s rules, it will not accept another application for an election among the group for a period of one year unless unusual or extraordinary circumstances exist.

     We do not believe that current ongoing efforts will place us at a disadvantage with our competitors as we believe that pay scales, benefits, and work rules will continue to be similar throughout the industry.

     We employ approximately 500 employees (pilots, air crewman, mechanics, and support staff) in our North Sea Operations and certain Technical Services Operations, that are represented by collective bargaining agreements which are ongoing with no specific termination dates.

     We believe that our relations with our employees are satisfactory.

ITEM 2. Properties

     We describe the number and types of aircraft we operate under “Business—Aircraft Fleet” above. In addition, we lease the significant properties listed below for use in our operations. These facilities are generally suitable for our operations and in most cases can be replaced with other available facilities if necessary.

•	Approximately 16.8 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in 2030. We have constructed on that site office, training, parts facilities and helicopter maintenance facilities containing about 64,000 square feet of floor space. The property has access to the airport facilities, as well as to a major highway.

•	Approximately 14,440 square feet of office space in a building in Lafayette, Louisiana under a lease expiring in 2004.

•	Land and facilities at Redhill Aerodrome near London, England under a lease expiring in 2075. Our leases of various hangars, offices and aviation fuel facilities at Redhill Aerodrome expire during 2003. Negotiations are currently taking place over the renewal of some of these leases for a period of up to 10 years.

•	A helicopter terminal, offices and hangar facilities at Aberdeen Airport, Scotland under a lease expiring in 2013 with an option to extend to 2023. We also maintain additional hangar and office facilities at Aberdeen Airport under a lease expiring in 2030.

•	Various hangars and terminal access at Norwich Airport, England under a lease expiring in 2008.

•	Office space and hangar facilities at Sumburgh Airport in Sumburgh, Shetland under a lease expiring in 2004 with renewal options through 2019.

•	Approximately 8,036 square feet of office space in a building in Houston, Texas, under a lease expiring in 2006, which is used by our production management business.

•	Approximately 42,000 square feet of office and shop space in a building in Tucson, Arizona under a lease expiring in 2007, which is used by our technical services business unit.

     In addition to these facilities, we lease various office and operating facilities worldwide, including facilities along the Gulf of Mexico which support our North American Operations and numerous residential locations near our operating bases in the United Kingdom, Australia, China, Nigeria, and in the Caribbean primarily for housing pilots and staff supporting those areas of operation.

ITEM 3. Legal Proceedings

     The United States Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, and at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989. We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business or financial condition.

     We are involved from time to time in various litigation and regulatory matters arising in the ordinary course of business. The amount, if any, of our ultimate liability with respect to these matters cannot be determined, but we do not expect the resolution of any pending matters to have a material adverse effect on our business or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Since March 12, 2003, our common stock has been listed on the New York Stock Exchange under the symbol “OLG”. Prior to becoming listed on the NYSE, the common stock had been quoted on the Nasdaq National Market system since 1984.

     The following table shows the range of closing prices for our common stock during each quarter of our last two fiscal years.

	March 31, 2003		March 31, 2002

	High	Low	High	Low

First Quarter	$23.89	$19.41	$26.80	$17.55
Second Quarter	23.50	16.41	20.98	17.50
Third Quarter	23.07	18.01	20.53	16.78
Fourth Quarter	22.64	17.01	22.50	15.54

     As of April 30, 2003, there were approximately 844 holders of record of the common stock.

     We have not paid dividends on our common stock since January 1984. On January 27, 1998, Offshore Logistics issued $100 million of 7 7/8% Senior Notes due 2008. The terms of the Senior Notes restrict our payment of cash dividends to shareholders.

     Please refer to Item 12 of this Annual Report for information concerning securities authorized under our equity compensation plans.

ITEM 6. Selected Financial Data

     The following table contains selected historical consolidated financial data for us. You should read this table along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and “Notes to Consolidated Financial Statements” that are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,

	2003	2002 (1)	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Operating revenue	$555,110	$508,561	$477,003	$417,087	$466,440

Net income	$43,130	$44,450	$29,914	$8,890	$20,920

Net income per common share:
Basic	$1.92	$2.02	$1.41	$0.42	$0.97

Diluted	$1.77	$1.84	$1.32	$0.42	$0.97

Balance Sheet Data:
Total assets	$906,031	$807,301	$754,820	$743,174	$732,030

Long-term debt	$232,818	$191,221	$209,190	$224,738	$233,615

(1)	Effective April 1, 2001, we no longer consolidate the results of our Norwegian affiliate.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements”, “Risk Factors” and our Consolidated Financial Statements for the fiscal years ended March 31, 2003, March 31, 2002 and March 31, 2001, and the related notes thereto, included elsewhere in this Annual Report.

General

     We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the Gulf of Mexico. As of March 31, 2003, we operated 335 aircraft and our unconsolidated affiliates operated an additional 91 aircraft throughout the world.

     We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

•	North American Operations;

•	North Sea Operations;

•	International Operations; and

•	Technical Services.

     In our previous public disclosures, we have referred to our North American Operations as “Air Log” and to our North Sea Operations as “Bristow.” In fiscal 2002, we began to report Technical Services as a separate business unit within our Helicopter Activities segment when we expanded these operations through our acquisition of an aircraft engine and component overhaul company. As a result of the acquisition, we now provide certain engine repair and overhaul services to third parties as well as for our own operations, in addition to other helicopter engineering, refurbishment and repair services. The acquired company was formerly affiliated with a group of entities that are investors in HC, our unconsolidated affiliate in Mexico. For additional information about this acquisition, see Note I in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

     In fiscal 2003, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 25%, 31%, 29% and 6%, respectively, of our operating revenue. While operating revenue from all of the business units within our Helicopter Activities segment has increased over the past three fiscal years. We expect that the percentage of our overall revenue derived from our International Operations will continue to increase as the major oil and gas companies continue to focus their operations in these regions.

     Our Production Management Services segment contributed the remaining 9% of our operating revenue in fiscal 2003. Operating revenue from this segment in fiscal 2003 increased from fiscal 2002 primarily due to the addition of a contract with a major customer.

     Our operating revenue depends on the demand for our services and the pricing terms of our contracts. We measure the demand for our helicopter services in flight hours. Demand for our services depends on the level of worldwide offshore oil and gas exploration, development and production activities. Our customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium size and larger aircraft on which we typically earn higher margins. Production related activities are less sensitive to variances in commodity prices, and accordingly provide a more stable activity base for our flight operations. We estimate that a majority of our operating revenue from Helicopter Activities is related to the production activities of the oil and gas companies. Additionally, our Production Management Services are less affected by downturns in the offshore oil and gas industry because we are able to scale our operations in response to market conditions.

     We generate additional revenue, which we refer to as corporate revenue, from intercompany leases of aircraft within our Helicopter Activities segment. This revenue is eliminated in consolidation.

     Drilling related activities affect the demand for our crew change services. During fiscal 2003, the number of drilling rigs in the Gulf of Mexico averaged 126 per month compared to 148 per month during fiscal 2002. As a result, demand for our crew change services in our North American Operations decreased significantly during fiscal 2003. Until the drilling activity in the Gulf of Mexico increases, we expect that demand for our crew change services in our North American Operations will not increase.

     During April 2002, the U.K. Government instituted a progressive tax regime which directly impacts oil and gas production and exploration in the North Sea. Several oil companies have stated that the new tax regime is a deterrent to future capital spending. Should the oil companies significantly reduce their exploration and development budgets as a result of this tax change, demand for our services could be negatively impacted.

     Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. We estimate that our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are charged to the customer.

     Our helicopter contracts are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. In our North American Operations, we typically enter into short term contracts for 12 months or less. In our North Sea Operations, contracts are longer term, generally between two and five years. We have one seven year contract in the North Sea with a major international oil company. In our International Operations, contract length generally ranges from three to five years. At the expiration of a contract, our customers typically negotiate renewal terms with us for the next contract period. Sometimes customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.

     Maintenance and repair expenses, training costs, employee wages and insurance premiums represent a significant portion of our overall expenses. Our production management costs also include contracted transportation services. Our consolidated operating expenses increased 11.4% in fiscal 2003 due primarily to wage increases for pilots, mechanics and other employees and higher insurance premiums. We expense maintenance and repair costs, including major aircraft component overhaul costs, as the costs are incurred. Certain major aircraft components, primarily engines and transmissions, are maintained by third party vendors under contractual arrangements. The maintenance costs related to these contractual arrangements are recorded ratably as the components are used to generate flight revenue. As a result, our earnings in any given period are directly impacted by the amount of our maintenance and repair expenses for that period.

     In addition to our variable operating expenses, we incur fixed charges for depreciation of our property and equipment. For accounting purposes, we depreciate our helicopters on a straight-line basis over their estimated useful lives to an estimated residual value of 30% to 50% of their original cost. We generally estimate the life of a helicopter to be seven, 10 or 15 years depending on its size and condition. We estimate the residual value of our helicopters based on the type of the aircraft.

     We only own 49% of the common stock of Bristow, but we own 100% of Bristow’s subordinated debt. In addition, we have a put/call agreement with the other two owners of Bristow which grants us the right to buy all of their shares of Bristow common stock and grants to each of them the right to require us to buy their shares. The per share price in any such sale would be equal to its par value plus accrued interest. Under U.K. law, to maintain Bristow’s operating license, we would be required to find a qualified European owner to acquire any of the Bristow shares that we have the right or obligation to acquire under the agreement. As a result of our ownership and contractual arrangements, we consolidate the results of Bristow and its subsidiaries. For additional information about Bristow, see Note A and Note J in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

     As a result of local laws limiting foreign ownership of aviation companies, we conduct Helicopter Activities in many foreign countries through interests in unconsolidated affiliates. In some cases, we realize revenue from these foreign operations by leasing aircraft and services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. We report lease revenue as operating revenue and dividend income as part of earnings from unconsolidated affiliates, as the results of these foreign operations are not included in our revenue or operating income. For additional information about these unconsolidated affiliates, see Note C in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, whereas, in other circumstances, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies, as discussed in the “Notes to our Consolidated Financial Statements”, the following involve a higher degree of judgment and complexity.

     Income Taxes. We recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources. These credits are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income. In estimating the amount of foreign tax credits that are realizable, we estimate future taxable income in each statutory category. These estimates are subject to change based on changes in the market condition in each statutory category and the timing of certain deductions available to us in each statutory category. We periodically reassess these estimates and record changes to the amount of realizable foreign tax credits based on these revised estimates. Changes to the amount of realizable foreign tax credits can be significant given any material change to our estimates on which the realizability of foreign tax credits is based.

     Impairment of Long-Lived Assets. We review long-lived assets for impairment at least annually, or more frequently whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We measure recoverability of assets by comparing the estimated future undiscounted cash flows expected to result from these assets throughout their estimated useful lives to the carrying amount of the asset. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying business units, are appropriate.

     Revenue Recognition. Revenue from charters of helicopters are recognized as performed based on contractual charter rates. The helicopter charters are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. The charges under these charter contracts are generally based on either a daily or monthly fixed fee plus additional fees for each hour flown. Additionally, we also provide services to customers on a basis we refer to as “ad hoc”, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on either an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are charged to the customer. Revenue from Production Management Services is recognized as these services are performed.

     Allowance for Doubtful Accounts. We routinely review our accounts receivable balances and make adequate provisions for doubtful accounts based on historical experience, our customers’ financial strength and other information. If our evaluation of our customers’ creditworthiness changes or is incorrect, we may have to adjust the allowance for our receivables.

     Inventory Reserve. We maintain inventory that primarily consists of spare parts to service our aircraft. We periodically review the condition and continuing usefulness of the parts to determine the adequacy of the valuation reserve. If our valuation of these parts is significantly different from the realizable value of the parts, an additional provision may be required.

     Insurance. We are self-insured for our group medical insurance program and must make estimates to record the expenses related to this program. We also have deductibles on our workers’ compensation program and estimate the expenses related to the retained portion of that risk. If actual experience under any of our insurance programs is significantly different from our estimates, we may have to record charges to income when we identify the risk of additional loss. Conversely, if actual costs are lower than our estimates or return premiums are larger than originally projected, then we may have to record credits to income when we identify the excess return premiums.

Results of Operations

     The following table presents our operating results and other income statement information for the fiscal years ended March 31, 2003, 2002 and 2001:

	Fiscal Year Ended March 31,

	2003	2002	2001

	(in thousands)
Operating revenue	$555,110	$508,561	$477,003
Gain on disposal of assets	3,734	3,553	1,187

	558,844	512,114	478,190

Direct cost	417,910	373,003	358,256
Depreciation and amortization	37,664	35,246	34,369
General and administrative	34,478	31,732	30,439

Total operating expenses	490,052	439,981	423,064

Operating income	68,792	72,133	55,126
Earnings from unconsolidated affiliates, net	12,054	6,604	5,173
Interest expense, net	(13,381)	(13,569)	(15,187)
Other income (expense), net	(3,284)	1,148	271

Income before provision for income taxes and minority interest	64,181	66,316	45,383
Provision for income taxes	19,254	20,263	14,067
Minority interest	(1,797)	(1,603)	(1,402)

Net income	$43,130	$44,450	$29,914

     The following table sets forth, for the periods indicated, certain operating information for our two segments, Helicopter Activities and Production Management Services, and for the four business units comprising our Helicopter Activities segment. The table also presents certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation. Certain reclassifications have been made to prior year information to conform to the current presentation of Technical Services as a separate business unit within the Helicopter Activities segment. For additional information about our business segments, see Note K in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,

	2003	2002	2001

	(in thousands, except flight hours and percentages)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	123,565	133,038	116,833
North Sea Operations	48,153	50,018	50,961
International Operations	85,874	81,276	78,741
Technical Services	1,289	1,222	1,227

Total	258,881	265,554	247,762

Operating revenue:
Helicopter Activities:
North American Operations	$150,572	$156,743	$124,207
North Sea Operations	189,518	173,590	170,978
International Operations	164,136	144,615	137,027
Technical Services	45,714	27,398	30,546
Less: Intercompany	(37,156)	(34,421)	(31,269)

Total	512,784	467,925	431,489
Production Management Services	47,685	45,685	48,458
Corporate	11,993	12,110	10,846
Less: Intercompany	(17,352)	(17,159)	(13,790)

Consolidated total	$555,110	$508,561	$477,003

Operating expenses (1):
Helicopter Activities:
North American Operations	$134,605	$128,529	$105,432
North Sea Operations	168,355	159,174	162,208
International Operations	138,082	117,759	109,726
Technical Services	42,735	26,838	28,209
Less: Intercompany	(37,156)	(34,421)	(31,269)

Total	446,621	397,879	374,306
Production Management Services	44,737	43,499	45,916
Corporate	16,046	15,762	16,632
Less: Intercompany	(17,352)	(17,159)	(13,790)

Consolidated total	$490,052	$439,981	$423,064

Operating income:
Helicopter Activities:
North American Operations	$15,967	$28,214	$18,775
North Sea Operations	21,163	14,416	8,770
International Operations	26,054	26,856	27,301
Technical Services	2,979	560	2,337

Total	66,163	70,046	57,183
Production Management Services	2,948	2,186	2,542
Corporate	(4,053)	(3,652)	(5,786)
Gain on disposal of assets	3,734	3,553	1,187

Consolidated total	$68,792	$72,133	$55,126

	Fiscal Year Ended March 31,

	2003	2002	2001

Operating margin:
Helicopter Activities:
North American Operations	10.6%	18.0%	15.1%
North Sea Operations	11.2%	8.3%	5.1%
International Operations	15.9%	18.6%	19.9%
Technical Services	6.5%	2.0%	7.7%
Total	12.9%	15.0%	13.3%
Production Management Services	6.2%	4.8%	5.2%
Consolidated total	12.4%	14.2%	11.6%

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,

	2003	2002	2001

	(in thousands)
Helicopter Activities:
North American Operations	$11,807	$9,050	$8,592
North Sea Operations	16,666	17,167	17,444
International Operations	5,005	4,266	4,665
Technical Services	233	84	31

Total	33,711	30,567	30,732
Production Management Services	170	1,302	1,257
Corporate	3,783	3,377	2,380

Consolidated Total	$37,664	$35,246	$34,369

Fiscal 2003 compared to Fiscal 2002

     Consolidated Results

     During fiscal 2003, our operating revenue increased to $555.1 million, or 9.2%, from $508.6 million in fiscal 2002. The increase in operating revenue was primarily a result of increased oil and gas activity in our International Operations and rate increases on customer contracts in our North Sea Operations. Our fiscal 2003 consolidated operating expenses increased to $490.1 million, or 11.4%, from $440.0 million in fiscal 2002. This increase in operating expenses was due primarily to higher labor and insurance costs and had the effect of lowering our operating margin to 12.4% from 14.2% in the prior fiscal year. As a result, operating income for fiscal 2003 decreased to $68.8 million as compared to $72.1 million for fiscal 2002.

     Our fiscal 2003 net income was $43.1 million, representing a 3.0% decrease from fiscal 2002. This decrease primarily resulted from our reduced operating income, which was partially offset by a $5.5 million increase in earnings from unconsolidated affiliates primarily due to dividends from our unconsolidated affiliate in Egypt. Set forth below is a discussion of the results of our segments and business units.

     Helicopter Activities

Operating revenue from Helicopter Activities increased to $512.8 million, or 9.6%, during fiscal 2003, with operating expenses increasing by 12.3% to $446.6 million. This led to an operating margin of 12.9% in fiscal 2003 as compared to 15.0% in fiscal 2002. Helicopter Activities results are further explained below by business unit.

North American Operations. Operating revenue from our North American Operations decreased in fiscal 2003 to $150.6 million, or 3.9%, from the prior fiscal year primarily as a result of a 7.1% decrease in flight activity from the prior fiscal year. Operating revenue declined less rapidly than flight hours due primarily to the full fiscal year effect of the 30% rate increase that was phased in beginning in June 2001. Flight hours and operating revenue generated from larger, crew change aircraft in the Gulf of Mexico decreased 24.8% and 16.5%, respectively, from the prior year due to the decrease in drilling activity in the Gulf of Mexico during fiscal 2003. By contrast, flight hours and operating revenue from smaller, production related aircraft decreased 5.7% and 1.0%, respectively. In addition flight hours and revenue from our North American Operations declined due to unusually poor weather conditions in the Gulf of Mexico during the fourth quarter and to the termination by a large customer of its helicopter contract. During fiscal 2002, this customer had 10 aircraft on full-time monthly contract, including two crew change aircraft and eight smaller aircraft and accounted for approximately $15.9 million of revenue for our North American Operations. In fiscal 2003, through the termination of its contract, this customer accounted for approximately $5.0 million in revenue for our North American Operations. Monthly contracts with other customers were added during fiscal 2003 partially mitigating the impact of this lost work.

Our operating margin in our North American Operations of 10.6% for fiscal 2003 decreased from 18.0% in the prior fiscal year. The decrease in operating margin was primarily a result of lower revenue as discussed above and wage increases for pilots, mechanics and other operational employees in response to increases in the market wages for these employee groups. Insurance costs also increased substantially. Higher depreciation costs as a result of aircraft purchased in the prior fiscal year also contributed to the decline in the operating margin.

North Sea Operations. Operating revenue from our North Sea Operations increased in fiscal 2003 to $189.5 million, or 9.2%, from fiscal 2002 revenue of $173.6 million. Excluding foreign exchange effects, fiscal 2003 revenue from these operations increased 3.0% from fiscal 2002 revenue. The increase in operating revenue primarily resulted from rate increases on customer contracts both at mid-term and upon renewal, and a favorable change in the mix of aircraft operated in fiscal 2003. Flight hours for the current fiscal year decreased by 3.7%.

On July 16, 2002, one of our S-76 helicopters, while ferrying passengers for a customer, crashed in the southern sector of the North Sea. As a result of the accident, the customer immediately grounded the six S-76 helicopters it had under contract with us. This grounding was lifted by the customer for two aircraft on August 7, 2002 and in early September 2002 for the remaining four aircraft. We covered the customer’s requirements by using a different aircraft type. Accordingly, flight hours were impacted, but not significantly, by the accident.

Operating expenses from our North Sea Operations increased to $168.4 million, or 5.8%, in fiscal 2003 from $159.2 million in fiscal 2002. The increase in operating expenses was primarily the result of higher employee wages and an increase in insurance costs. In addition, we incurred approximately $1.6 million in uninsured costs as a result of the North Sea accident. These costs primarily related to the retiring of main rotor blades that had a similar history to the one that was involved in the accident. The operating margin in our North Sea Operations increased to 11.2% in fiscal 2003 from 8.3% in fiscal 2002.

During November 2002, we sold assets related to our activities in Italy. We recognized a pre-tax loss on the disposal of these assets during fiscal 2003 of $1.3 million, which is recorded in the gain on disposal of assets in our accompanying consolidated statements of income. These assets generated approximately $12.8 million of operating revenue for our North Sea Operations for fiscal 2003 and $15.0 million for fiscal 2002. The loss represents the excess of book value over sales proceeds, plus the accrual of certain obligations totaling $0.9 million which have been reflected in our March 31, 2003 consolidated balance sheet. Additionally, we expect to consummate the sale of three additional aircraft based in Italy. These aircraft are currently leased by us from a third party and subleased to the buyer. The sales of the aircraft are contingent upon our exercising purchase options under the leases and the closing of the sale to the buyer. Gains resulting from these aircraft sales are expected to be approximately $4.3 million.

International Operations. Operating revenue from International Operations increased in fiscal 2003 to $164.1 million, or 13.5%, from $144.6 million in fiscal 2002, primarily as a result of a 5.7% increase in flight activity from the prior fiscal year. These increases were primarily attributable to the expansion of our operations in Nigeria, through the acquisition of additional aircraft in July 2002, and an increased level of oil and gas activity in Mexico and Trinidad which resulted in increased demand for our services.

In Mexico, flight activity and operating revenue for fiscal 2003 increased over the prior fiscal year levels by 29.7% and 24.4%, respectively. The increase in flight activity and operating revenue were primarily due to additional work that we performed for a major customer. Three aircraft were transferred to Mexico in the first half of calendar 2002 as a result of this demand. The operating revenue generated from these three aircraft accounted for approximately 64% of the increase in revenue in Mexico for fiscal 2003.

In Nigeria, operating revenue was up by 18.5% and flight activity increased 11.2% for fiscal 2003 over the prior fiscal year. On July 1, 2002, we purchased a controlling interest in a West Africa helicopter operating company, ten single engine helicopters and three fixed wing aircraft for $16.0 million. The acquisition was financed with $2.0 million of our existing cash and borrowings of $14.0 million under our U.S. credit facility. In connection with the acquisition, we began to provide services to a major oil company under a five year contract. Excluding the flight activity and revenue relating to this contract, flight activity and revenue in Nigeria decreased for the current fiscal year by 33.4% and 12.0%, respectively, over the prior fiscal year. The disproportionate decrease in flight activity and operating revenue is primarily due to a change in the structure of one contract whereby the customer now provides its own aircraft and we provide the crew, maintenance and technical support needed to operate the aircraft. Additionally, the completion of a contract and a decrease in ad hoc work during the current fiscal year had a negative impact on flight activity and revenue.

In Trinidad, operating revenue and flight activity for fiscal 2003 increased by 32.8% and 31.6%, respectively, over the prior fiscal year. The increase in flight activity was primarily due to a short-term contract in fiscal 2003 and increased drilling activity. Operating revenue for fiscal 2003 was also favorably impacted by the full fiscal year effect of a rate increase that became effective October 1, 2001.

Operating expenses for our International Operations increased in fiscal 2003 to $138.1 million, or 17.3%, from $117.8 million in fiscal 2002. This increase was primarily a result of higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations decreased to 15.9% in fiscal 2003 from 18.6% in fiscal 2002.

Technical Services. Operating revenue for Technical Services increased during fiscal 2003 to $45.7 million, or 66.9%, compared to $27.4 million in the prior fiscal year, primarily as a result of the expansion of these operations in December 2001 when we acquired an engine repair and overhaul facility that enabled us to provide these services to third parties. Operating expenses for Technical Services increased in fiscal 2003 to $42.7 million, or 59.2%, from $26.8 million in fiscal 2002. The increase in operating expenses was due largely to the expansion of our operations discussed above, salary increases and additional material cost associated with an increase in projects. Operating margin for Technical Services for fiscal 2003 increased to 6.5% from 2.0% in the prior fiscal year.

     Production Management Services

Operating revenue from our Production Management Services segment increased to $47.7 million, or 4.4%, in fiscal 2003 from $45.7 million in fiscal 2002, primarily due to the addition of a contract with a major customer in January 2002. Operating expenses in this segment increased to $44.7 million, or 2.8%, in fiscal 2003 from $43.5 million in fiscal 2002 due to higher transportation charges offset by a reduction in goodwill amortization expense of $1.1 million due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002. Our operating margin improved to 6.2% from 4.8% in fiscal 2002.

     General and Administrative Costs

     Consolidated general and administrative costs increased by $2.7 million in fiscal 2003 primarily due to an increase in professional fees and higher salary expenses. Professional fees in fiscal 2003 included legal fees incurred in connection with our listing on the New York Stock Exchange and new corporate governance legislation, and fees for various consulting services.

     Earnings from Unconsolidated Affiliates

     Earnings from unconsolidated affiliates increased in fiscal 2003 by $5.5 million primarily due to an increase in dividends received from investments accounted for under the cost method of accounting. The increase was primarily due to dividends from our unconsolidated affiliate in Egypt.

     Other Income (Expense)

     Other expense, net for fiscal 2003 was $3.3 million compared to other income, net, of $1.1 million in fiscal 2002. The expense in fiscal 2003 was primarily the result of foreign currency exchange losses.

Fiscal 2002 compared to Fiscal 2001

     Consolidated Results

     During fiscal 2002, our consolidated revenue increased to $508.6 million, or 6.6%, from $477.0 million in fiscal 2001. The increase in revenue was due primarily to rate increases in both our North American and North Sea Operations, which also resulted in an increase in operating margin to 14.2% in fiscal 2002 from 11.6% in fiscal 2001. Fiscal 2002 consolidated expenses increased to $440.0 million, or 4.0%, from $423.1 million in fiscal 2001.

     Helicopter Activities

Operating revenue from Helicopter Activities increased in fiscal 2002 to $468.0 million, or 8.4%, from $431.5 million in fiscal 2001, with operating expenses increasing by only 6.3% to $397.9 million. This led to an operating margin of 15.0% in fiscal 2002 as compared to 13.3% in fiscal 2001. The improvement in margin resulted from increased revenue due primarily from rate increases in both our North American and North Sea Operations. Segment results are discussed below in further detail by business unit.

North American Operations. Operating revenue from our North American Operations for fiscal 2002 improved to $156.7 million, representing an increase of 26.2% over the prior fiscal year primarily due to a 13.9% increase in flight activity and rate increases averaging 6% and 30% which went into effect in January 2001 and June 2001, respectively. Flight hours and revenue generated from larger, crew change aircraft in the Gulf of Mexico increased by 1.7% and 26.6%, respectively, from the prior year, while flight hours and revenue from smaller, production related aircraft increased by 16.0% and 28.2%, respectively. The increase in activity from the smaller, production related aircraft was a result of our focus on production related contract opportunities.

The rate increase of 30% in June 2001 was the largest in our 30 year history. These rates became effective for all contracts and were phased in over several months. A portion of the rate increase was needed to cover additional salary costs. In light of salary increases announced by our competitors and the shrinking pool of qualified personnel, we increased our wage rates effective July 2, 2001, for pilots, mechanics and other operational employees in our North American Operations. As a result, we incurred an additional $2.4 million in salary costs for fiscal 2002. Our 18.0% operating margin for our North American Operations in fiscal 2002 compared to 15.1% for fiscal 2001.

During September 2001, our North American fleet was grounded for three days as a result of the FAA’s closure of U.S. airspace. This grounding occurred on the three peak flying days of the week and management estimates that we lost approximately 1,000 hours of flight time as a result. We received approximately $0.5 million in January 2002 from the Department of Transportation as partial reimbursement for the revenue lost due to the grounding.

As of March 31, 2002, the drilling rig utilization in the Gulf of Mexico was 61%, down from 91% at March 31, 2001. Consequently, our crew change services and the market for ad hoc work had diminished.

North Sea Operations. Operating revenue from our North Sea Operations increased in fiscal 2002 to $173.6 million, or 1.5%, from $171.0 million in fiscal 2001. Flight activity in fiscal 2002 decreased, however, by 1.9% from fiscal 2001. The net decrease in flight activity resulted from increased activity in our North Sea markets which was more than offset by a decrease in flight activity as a result of our deconsolidation of the results of our Norwegian affiliate as discussed below. The increase in operating revenue from North Sea Operations resulted from an increase in oil industry activity as well as rate increases on customer contracts both at mid-term and upon renewal. Additionally, the tightening of the supply of helicopters in the North Sea resulted in premium rates being charged for ad hoc flights.

The decrease in operating revenue from Norway was the result of an accounting change during fiscal 2002, whereby the results of our Norwegian affiliate are no longer consolidated in our financial statements. Since then, the affiliate has instead been treated as an unconsolidated affiliate. See Notes A and C in the “Notes to Consolidated Financial Statements” for a further discussion. If we had continued to consolidate the affiliate throughout fiscal 2002, our flight revenue would have increased by 13.2% from the prior fiscal year.

Operating expenses from our North Sea Operations decreased to $159.2 million in fiscal 2002, or 1.9%, from $162.2 million in fiscal 2001. This decrease was primarily the result of the deconsolidation of the Norwegian affiliate discussed above. Fiscal 2002 costs included $3.5 million in salary adjustments resulting from our negotiations with the two unions representing our North Sea workforce. The operating margin in our North Sea Operations improved to 8.3% in fiscal 2002 from 5.1% in fiscal 2001.

International Operations. Operating revenue and flight hours in our International Operations increased in fiscal 2002 by 5.5% and 3.2%, respectively, from fiscal 2001, primarily as a result of an increase in activity in Nigeria and Trinidad. In Nigeria, revenue and flight activity were up 11.3% and 8.1%, respectively, from fiscal 2001 due to the further development of deep-water projects. Operating revenue and flight activity in Trinidad increased by 53.1% and 28.7%, respectively, from fiscal 2001 due to additional drilling and a rate increase effective October 2001.

Technical Services. Operating revenue for Technical Services decreased to $27.4 million, or 10.3%, in fiscal 2002 from $30.5 million in fiscal 2001. Operating expenses for Technical Services decreased in fiscal 2002 to $26.8 million, or 4.9%, from $28.2 million in fiscal 2001. The decrease in operating expenses was primarily a result of fewer projects being performed for customers. The operating margin for fiscal 2002 decreased to 2.0% from 7.7% in the prior fiscal year.

     Production Management Services

Operating revenue for our Production Management Services segment decreased in fiscal 2002 to $45.7 million, or 5.7%, from $48.5 million in fiscal 2001, primarily due to the loss of a contract with a major customer in May 2001. Operating expenses in this segment decreased to $43.5 million in fiscal 2002, or 5.3%, from $45.9 million in fiscal 2001. This segment’s fiscal 2002 operating margin of 4.8% was below the comparable 5.2% in fiscal 2001 primarily as the result of an increase in insurance costs in fiscal 2002.

     General and Administrative Costs

     Consolidated general and administrative costs increased by $1.3 million in fiscal 2002 primarily due to an increase in operating activity in fiscal 2002.

     Earnings from Unconsolidated Affiliates

     Earnings from unconsolidated affiliates, net increased in fiscal 2002 by $1.4 million primarily due to increases in earnings from equity investments accounted for under the equity method of accounting.

     Other Income (Expense)

     Other income, net, for fiscal 2002 was $1.1 million compared to other income, net of $0.3 million in fiscal 2001. The increase in income in fiscal 2002 was the result of foreign currency exchange gains and losses.

Liquidity and Capital Resources

     During fiscal 2003, our primary source of funds to meet working capital needs, service debt and fund capital expenditures was cash from operations. We believe that our future cash flow from operations, available lines of credit and other available financing will be sufficient to meet our working capital, capital expenditure and debt service needs in the foreseeable future.

     Operating Activities

     Cash and cash equivalents were $56.8 million, $42.7 million and $54.8 million as of March 31, 2003, 2002 and 2001, respectively. Working capital as of March 31, 2003, 2002 and 2001 was $112.5 million, $147.0 million and $133.5 million, respectively. The decrease in working capital in fiscal 2003 was due primarily to the classification of the $90.9 million outstanding principal amount of the 6.0% convertible subordinated notes due in December 2003 in current maturities of long-term debt.

     Cash flows provided by operating activities were $62.4 million in fiscal 2003 as compared to $64.3 million in fiscal 2002 and $60.5 million in fiscal 2001. The decrease in cash flows provided by operating activities in fiscal 2003 was primarily the result of decreases in accrued liabilities and other payables. The increase in cash flows in fiscal 2002 from fiscal 2001 was a result of improved earnings in fiscal 2002.

     Investing Activities

     Cash flows used in investing activities were $48.2 million, $64.2 million and $35.5 million for fiscal 2003, 2002 and 2001, respectively.

     Fiscal 2003. During fiscal 2003, we received proceeds of $22.8 million primarily from the disposal of aircraft, and we purchased one EC 120 for $1.0 million, two Bell 407s for $2.6 million, four Bell 412s for $8.5 million, one King Air for $2.4 million, one Bell 206 L-3 for $0.7 million and seven Bell 206 L-4’s for $7.7 million. In addition, we paid $3.5 million of the balance due on an AS 332L2 Super Puma. An additional approximately $4.4 million is payable in November 2003 on this aircraft. Subsequent to the end of fiscal 2003, we purchased one Bell 206 L-4 for $0.9 million.

     In May 2003, we also entered a purchase agreement with Bell Helicopter Textron Canada Ltd. for five new medium sized aircraft. The total purchase price for all five aircraft is $30.0 million, of which we have already paid a deposit of $6.0 million subsequent to March 31, 2003. The balance of the purchase price is being financed by Bell Helicopter Finance Group for 90 days with interest payable at the 3 month LIBOR plus 2.95%. This short term note will be collateralized with liens on helicopters we currently own. In addition, we purchased one Bell 412 for $5.3 million. We intend to sell these six aircraft to an entity controlled by our Mexican unconsolidated affiliate, which will independently finance these aircraft. The aircraft are expected to service existing customers in Mexico.

     In November 2002, our Board of Directors approved a fleet and facilities renewal and refurbishment program. Under the program, we expect to incur approximately $150.0 million of capital expenditures over the next five to seven years to replace certain of our aircraft and upgrade strategic base facilities. As of March 31, 2003, we have expended $18.2 million as deposits and progress payments, and incurred firm purchase commitments of $125.2 under this program. Subsequent to March 31, 2003, we made additional payments under this program of $10.0 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

     Fiscal 2002. During fiscal 2002, we received proceeds of $11.4 million primarily from disposals of aircraft, and we purchased six Bell 407s for $8.1 million, seven Bell 412s for $31.5 million, four Bell 206 L-4s for $3.5 million, nine EC 120s for $9.2 million, one Bell 206 L-3 for $0.7 million and one Augusta A109 for $3.3 million. In addition, we placed a deposit of $3.7 million on an AS 332L2 Super Puma. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

     Fiscal 2001. During fiscal 2001, we received $3.2 million from four separate disposals of aircraft and purchased ten Bell 206 L-1s for $3.8 million, two Bell 206 L-3s for $1.4 million, seven Bell 206Bs for $2.1 million, two Bell 407s for $3.1 million, three Sikorsky S76s for $4.3 million and three Bell 412s for $13.2 million. The majority of these aircraft purchases were made to fulfill customer contract requirements.

     Financing Activities

     Cash flows used in financing activities were $1.1 million, $12.0 million and $6.5 million in fiscal 2003, 2002 and 2001, respectively. Total debt as of March 31, 2003 was $232.8 million as compared to $208.0 million and $222.3 million as of March 31, 2002 and 2001, respectively.

     U.S. Credit Facility. As of March 31, 2003, we had a $30.0 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2004. The line of credit is subject to a sublimit of $5.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on certain ratios under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had $14.0 million drawn on this facility as of March 31, 2003. We used these borrowings to finance the acquisition of additional operations and aircraft in West Africa in July 2002. In December 2002, our 6.0% convertible subordinated notes, which mature in December 2003, became classified as current maturities of long-term debt in our consolidated balance sheet. The classification of the notes caused our current ratio to drop below the minimum ratio required to be maintained under the covenants of our U.S. credit facility. We obtained a waiver to the violation through January 1, 2004. As of March 31, 2003, we were in compliance with all of the covenants under this credit facility. As of March 31, 2002, we had no funds drawn under our U.S. credit facility and we were in compliance with all covenants under this credit facility.

     U.K. Credit Facility. As of March 31, 2003, Bristow had a $18.9 million revolving credit facility, of which $9.5 million is only available for letters of credit, with a United Kingdom bank on which any borrowings are payable on demand. Borrowings under this credit facility bear interest at a rate of 0.7% above one, three or six month LIBOR rates. This credit facility is guaranteed by certain of Bristow’s subsidiaries and is secured by helicopter mortgages and a negative pledge of all of Bristow’s assets. As of March 31, 2003, Bristow had outstanding $5.5 million of letters of credit under this facility; however, no funds were drawn under this credit facility. As of March 31, 2003, Bristow was in compliance with all of the covenants under this credit facility.

     As of March 31, 2002, Bristow had $3.3 million of letters of credit outstanding under the U.K. credit facility, and no other funds were drawn. As of March 31, 2002, Bristow was in compliance with all of the covenants under this credit facility.

     6.0% Convertible Subordinated Notes. In December 1996, we issued $98.0 million aggregate principal amount of 6.0% convertible subordinated notes due 2003. During 1999, we repurchased $7.1 million in principal amount of the notes in the open market. The notes are convertible at any time into our common stock at a conversion price of $22.86 per share, or approximately 43.74 shares per $1,000 principal amount, and are redeemable at our option. The notes mature in December 2003 and are classified in current maturities of long-term debt in our consolidated balance sheet as of March 31, 2003. We are currently evaluating our options to refinance this obligation prior to maturity, and we believe that we have sufficient options in the marketplace to refinance the notes on favorable interest terms.

     7  7/8% Senior Notes. In January 1998, we issued $100.0 million aggregate principal amount of 7 7/8% senior notes due 2008. The notes are unsecured and are guaranteed by certain of our U.S. subsidiaries. The notes became redeemable in full at our option beginning in January 2003.

     Limited Recourse Term Loan. Our balance sheet reflects a term loan of approximately $23.1 million as of March 31, 2003. The loan is secured by two aircraft that we operate under an operating lease and we have provided a guarantee of up to $3.8 million of the original cost of the aircraft. The guarantee represents our maximum amount of credit exposure. The rate of interest payable under the loan is 7.1%, requires quarterly payments of $0.6 million and has a balloon payment of $19.4 million due in 2007.

     Contractual Obligations and Commercial Commitments. The Company has the following contractual obligations and commercial commitments as of March 31, 2003:

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Contractual Obligations:
Long-Term Debt	$232,819	$96,685	$26,883	$9,251	$100,000
Operating Leases	19,546	2,498	5,723	2,734	8,591
Unconditional Purchase Obligations	106,967	33,922	73,045	—	—

Total Contractual Cash Obligations	$359,332	$133,105	$105,651	$11,985	$108,591

	Amount of Commitment Expiration Per Period

		Less than			Over
	Total	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Other Commercial Commitments:
Debt Guarantee (1)	$23,688	$—	$—	$—	$23,688
Letters of Credit	5,517	3,125	2,392	—	—
Other	937	937	—	—	—

Total Commercial Commitments	$30,142	$4,062	$2,392	$—	$23,688

(1)	We have guaranteed the repayment of up to £15 million ($23.7 million) of the debt of FBS, an unconsolidated affiliate.

     Income Taxes

     Our effective income tax rates from continuing operations were 30.0%, 30.6% and 31.0% for fiscal 2003, 2002 and 2001, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income available to reduce U.S. taxable income. Our effective tax rate is impacted by the amount of our foreign source income and our ability to realize foreign tax credits.

     Pension Liability

     As of March 31, 2002, we had recorded on our balance sheet a $30.8 million pension liability related to the Bristow pension plan. The liability represented the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. Since that measurement date, the value of plan assets has declined and our projected benefit obligation has increased. Plan assets are primarily (approximately 70%) invested in equity securities, of which approximately 49% are concentrated in U.K. companies. Since March 31, 2002, the FTSE100 index has decreased by approximately 32%. Since March 31, 2002, market interest rates have declined and therefore the present value of projected benefit obligations has increased. Accordingly, as of March 31, 2003, we recorded an additional pension liability of $80.5 million to recognize the increase in the under-funded status of the plan. In accordance with the accounting prescribed by SFAS No. 87, the liability was recorded through a direct charge to stockholders’ investment, net of the related tax effect of $28.0 million. In addition to the recognition of the minimum pension liability, the U.K. rules governing pension plan funding require us to make additional cash contributions into the plan over the next three years in the range of $5.0 million to $6.0 million per year. We have not yet determined whether these additional contributions will be made through periodic lump sum payments or through an increase of the existing contribution rate and therefore no additional contributions to the plan have been made to date. However, as a result of this significant change in the under-funded status of the plan, the net periodic pension cost charged to earnings for fiscal 2004 is expected to increase over the amounts expensed in fiscal 2003 by approximately $10.5 million. Additional charges to earnings will be required in future years. The amount of such additional charges will depend on market conditions as of such dates and their impact on the plan and could be significant. Actuarial assumptions used to develop the estimates above include a discount rate of 5.5% and expected return on plan assets of 7.25%.

Currency Fluctuations

     Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expenses from our North Sea Operations are in British Pound Sterling. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate risk exposure by contracting the majority of our services other than our North Sea Operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our operating revenue.

     Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British Pound Sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment and foreign currency transaction gains or losses are credited or charged to income and reflected in other income (expense). In the past three fiscal years our stockholders’ investment has decreased by as much as $29.0 million in some years and increased by as much as $27.8 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

     The British Pound Sterling is the currency in which most of Bristow’s revenue and expenses are paid. Approximately 28% of our operating revenue for fiscal 2003, was translated for financial reporting purposes from British Pound Sterling into U.S. dollars. In addition, we receive other revenue that are not in U.S. dollars or British Pound Sterling, such as Australian Dollars, Euros, Nigerian Naira, and Trinidad and Tobago Dollars. We can reduce or eliminate our exposure to exchange rate fluctuations to the extent that we also have expenses that are payable in the same foreign currency as our revenue. Our principal exposure is to changes in the value of the British Pound relative to the U.S. dollar. During fiscal 2003, the British Pound to U.S. dollar exchange rate ranged from a low of one British Pound = U.S. $1.43 to a high of one British Pound = U.S. $1.65, with an average of one British Pound = U.S. $1.55 for the fiscal year. As of March 31, 2003, the exchange rate was one British Pound = U.S. $1.58. During fiscal 2002, the British Pound to U.S. dollar exchange rate ranged from a low of one British Pound = U.S. $1.37 to a high of one British Pound = U.S. $1.48 for the fiscal year, with an average of one British Pound = U.S. $1.43. As of March 31, 2002, the exchange rate was one British Pound = U.S. $1.42.

Seasonality

     Helicopter Activities are seasonal in nature, as our flight activities are influenced by the length of daylight hours and weather conditions. The worst of these conditions typically occur during the winter months when our ability to safely fly and our customers’ ability to safely conduct their operations is inhibited. Accordingly, our operating revenue is generally lower in the fourth fiscal quarter.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on April 1, 2003. The nature of our operations does not create significant asset retirement obligations; therefore, management does not expect the adoption of this standard to materially impact our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 are effective for our fiscal 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. We do not expect this interpretation to have a material impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created prior to January 31, 2003, begins no later than with the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the impact of the adoption of FIN 46 on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     We have $232.8 million of debt outstanding, of which $14.0 million carries a variable rate of interest. Management does not believe the remaining level of variable rate debt exposes us to a material amount of interest rate market risk. However, the market value of our fixed rate debt fluctuates with changes in interest rates. Our 6.0% convertible subordinated notes mature in December 2003. We are currently evaluating our options with regard to the refinancing of this obligation, which is expected to be completed prior to maturity. Our ability to refinance this fixed rate debt varies in response to significant changes in interest rates, among other factors.

     We use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenue and expenses in the same currency for our contracts. Most of our revenue and expenses from our North Sea Operations are denominated in British Pound Sterling. As of March 31, 2003, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

ITEM 8. Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Offshore Logistics, Inc.:

     We have audited the accompanying consolidated balance sheet of Offshore Logistics, Inc. (the Company) and subsidiaries as of March 31, 2003, and the related consolidated statements of income, stockholders’ investment and cash flows for the year ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated financial statements as of March 31, 2002 and for each of the years in the two year period ended March 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 15, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the 2002 and 2001 financial statements of Offshore Logistics, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note A, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of April 1, 2002. In our opinion, the disclosures for 2002 and 2001 in Note A are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 financial statements of Offshore Logistics, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

/s/ KPMG LLP

New Orleans, Louisiana
May 23, 2003

     The following report is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Offshore Logistics, Inc.’s annual report on Form 10-K for the period ended March 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended March 31, 2003. The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for the period ended March 31, 2000, mentioned in the report, are not required in the Company’s annual report for 2003 and are therefore not presented among the financial statements in this annual report.

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

/S/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
May 15, 2002

          In June of 2002, Arthur Andersen was convicted of obstructing justice, which is a felony offense. The SEC prohibits firms convicted of a felony from auditing public companies. Arthur Andersen is thus unable to consent to the incorporation of its audit opinion on our 2001 and 2002 financial statements into this Annual Report on Form 10-K. Under these circumstances, Rule 437a under the Securities Act permits us to include this opinion in this Form 10-K, which is incorporated by reference into registration statements on file with the SEC, without a written consent from Arthur Andersen.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$56,800	$42,670
Accounts receivable	119,012	120,292
Inventories	118,846	100,849
Prepaid expenses and other	8,443	9,391

Total current assets	303,101	273,202
Investments in unconsolidated affiliates	27,928	21,103
Property and equipment — at cost
Land and buildings	16,671	13,686
Aircraft and equipment	703,111	653,225

	719,782	666,911
Less - Accumulated depreciation and amortization	(193,555)	(191,942)

	526,227	474,969
Other assets	48,775	38,027

	$906,031	$807,301

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$29,666	$30,312
Accrued liabilities	64,181	71,935
Deferred taxes	33	7,212
Current maturities of long-term debt	96,684	16,793

Total current liabilities	190,564	126,252
Long-term debt, less current maturities	136,134	191,221
Other liabilities and deferred credits	120,035	37,520
Deferred taxes	81,082	99,276
Minority interest	16,555	12,998
Commitments and contingencies
Stockholders’ investment:
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding 22,510,921 in 2003 and 22,298,921 in 2002 (exclusive of 1,281,050 treasury shares)	225	223
Additional paid in capital	139,046	135,886
Retained earnings	299,498	256,368
Accumulated other comprehensive income (loss)	(77,108)	(52,443)

	361,661	340,034

	$906,031	$807,301

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$555,110	$508,561	$477,003
Gain on disposal of assets	3,734	3,553	1,187

	558,844	512,114	478,190

Operating expenses:
Direct cost	417,910	373,003	358,256
Depreciation and amortization	37,664	35,246	34,369
General and administrative	34,478	31,732	30,439

	490,052	439,981	423,064

Operating income	68,792	72,133	55,126
Earnings from unconsolidated affiliates, net	12,054	6,604	5,173
Interest income	1,523	2,256	3,198
Interest expense	14,904	15,825	18,385
Other income (expense), net	(3,284)	1,148	271

Income before provision for income taxes and minority interest	64,181	66,316	45,383
Provision for income taxes	19,254	20,263	14,067
Minority interest	(1,797)	(1,603)	(1,402)

Net income	$43,130	$44,450	$29,914

Net income per common share:
Basic	$1.92	$2.02	$1.41

Diluted	$1.77	$1.84	$1.32

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total
			Paid in	Income	Retained	Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Investment

	(in thousands, except share amounts)
BALANCE - March 31, 2000	21,105,921	$211	$116,074	$(9,249)	$182,004	$289,040
Comprehensive income:
Net income	—	—	—	—	29,914	29,914
Translation adjustments	—	—	—	(28,917)	—	(28,917)
Pension liability adjustment (net of tax of $1,603)	—	—	—	(2,977)	—	(2,977)

Total Comprehensive income (loss)						(1,980)
Tax benefit related to the exercise of employee stock options	—	—	2,403	—	—	2,403
Stock options exercised	709,500	7	9,077	—	—	9,084

BALANCE - March 31, 2001	21,815,421	218	127,554	(41,143)	211,918	298,547
Comprehensive income:
Net income	—	—	—	—	44,450	44,450
Translation adjustments	—	—	—	1,490	—	1,490
Pension liability adjustment (net of tax of $6,367)	—	—	—	(12,790)	—	(12,790)

Total Comprehensive income						33,150
Tax benefit related to the exercise of employee stock options	—	—	443	—	—	443
Acquisition	365,000	4	6,387	—	—	6,391
Stock options exercised	118,500	1	1,502	—	—	1,503

BALANCE - March 31, 2002	22,298,921	223	135,886	(52,443)	256,368	340,034
Comprehensive income:
Net income	—	—	—	—	43,130	43,130
Translation adjustments	—	—	—	27,822	—	27,822
Pension liability adjustment (net of tax of $28,022)	—	—	—	(52,487)	—	(52,487)

Total Comprehensive income	—	—	—	—	—	18,465
Tax benefit related to the exercise of employee stock options	—	—	531	—	—	531
Stock options exercised	212,000	2	2,629	—	—	2,631

BALANCE - March 31, 2003	22,510,921	$225	$139,046	$(77,108)	$299,498	$361,661

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$43,130	$44,450	$29,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,664	35,246	34,369
Deferred income taxes	14,844	9,407	7,173
Gain on asset dispositions	(3,734)	(3,553)	(1,187)
Equity in earnings from unconsolidated affiliates (over) under dividends received	(4,767)	(2,455)	(2,586)
Minority interest in earnings	1,797	1,603	1,402
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	533	(6,974)	(27,296)
(Increase) decrease in inventories	(6,545)	(16,673)	(5,714)
(Increase) decrease in prepaid expenses and other	(3,541)	(3,625)	5,219
Increase (decrease) in accounts payable	1,621	(2,905)	4,505
Increase (decrease) in accrued liabilities	(16,388)	7,697	14,179
Increase (decrease) in other liabilities and deferred credits	(2,558)	2,126	569
Other	331	—	—

Net cash provided by operating activities	62,387	64,344	60,547

Cash flows from investing activities:
Capital expenditures	(55,031)	(75,281)	(39,455)
Assets purchased on behalf of unconsolidated affiliate	(26,019)	—	—
Proceeds from sale of assets to unconsolidated affiliate	26,019	—	—
Proceeds from asset dispositions	22,803	11,354	5,140
Acquisition, net of cash received	(15,953)	554	—
Investments	—	(876)	(1,200)

Net cash used in investing activities	(48,181)	(64,249)	(35,515)

Cash flows from financing activities:
Proceeds from borrowings	45,286	1,513	2,605
Repayment of debt	(49,026)	(15,045)	(18,200)
Issuance of common stock	2,631	1,503	9,084

Net cash used in financing activities	(1,109)	(12,029)	(6,511)

Effect of exchange rate changes in cash and cash equivalents	1,033	(190)	(1,662)

Net increase (decrease) in cash and cash equivalents	14,130	(12,124)	16,859
Cash and cash equivalents at beginning of period	42,670	54,794	37,935

Cash and cash equivalents at end of period	$56,800	$42,670	$54,794

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations — The Company’s most significant area of operation is supplying helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production management services to the oil and gas industry in the Gulf of Mexico.

     Basis of Presentation — The consolidated financial statements include the accounts of Offshore Logistics, Inc., a Delaware corporation (“OLOG”), and its majority owned and non-majority owned entities, including Bristow Aviation Holdings, Ltd. (“Bristow”), collectively referred to as “the Company”, after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned affiliates over which the Company has the majority of the economic risk of the operating assets and related results are consolidated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in which the Company does not exercise significant influence are accounted for under the cost method whereby dividends are recognized as revenue when received.

     During April 2001, the Company completed operating and control revisions with its partners in a Norwegian affiliate. As a result, effective April 1, 2001, the Company no longer consolidates the results of the Norwegian affiliate in its financial statements and instead accounts for the investment as an unconsolidated affiliate on the equity method of accounting (see Note C).

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

     Cash and Cash Equivalents — The Company’s cash equivalents include funds invested in highly liquid debt instruments with original maturities of 90 days or less.

     Accounts Receivable — Trade and other receivables are stated at net realizable value and the allowance for uncollectable accounts was $6.3 million and $5.1 million at March 31, 2003 and 2002, respectively. During the fiscal years 2003, 2002 and 2001, the Company increased the allowance account through charges to expense by $1.0 million, $0.7 million and $0.8 million, respectively, and decreased the allowance account for write-offs and recoveries of specifically identified uncollectable accounts by $0.1 million, $1.1 million and $27,000 respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

     Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $4.0 million at March 31, 2003 and 2002. During fiscal year 2002, the Company increased the valuation reserve through charges to expense by $0.5 million and decreased the valuation reserve for write-offs of specifically identified obsolete and excess inventory by $0.4 million. There were no charges to operations during the fiscal years 2003 and 2001.

     Goodwill and Other Assets — Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $1.1 million for the fiscal years ended March 31, 2002 and 2001. Had the goodwill amortization not been recorded for the fiscal years 2002 and 2001, the Company’s net income would have been $45.2 million and $30.7 million, respectively and diluted earnings per share would have been $1.87 and $1.35, respectively. As of the beginning of the fiscal 2003, the Company had unamortized goodwill of $13.8 million and $6.3 million relating to its production management segment and technical services business unit, respectively. In connection with the acquisition discussed in Note I to the consolidated financial statements, an additional $6.6 million of goodwill was recorded in fiscal 2003. At March 31, 2003, the Company completed a goodwill impairment test on these balances, which involved the use of estimates related to the fair market value of the Company’s business units to which goodwill was allocated. The test indicated the goodwill was not impaired.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

     Also included in other assets is restricted cash of $8.1 million and debt issuance costs of $2.1 million, which are being amortized over the life of the related debt.

     Impairment of Long-Lived Assets — SFAS No. 144 provides a single accounting model for disposal or impairment of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     Revenue Recognition — Revenue from charters of helicopters are recognized as performed based on contractual charter rates. The helicopter charters are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. The charges under these charter contracts are generally based on either a daily or monthly fixed fee plus additional fees for each hour flown. Additionally, we also provide services to customers on a basis we refer to as “ad hoc”, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on either an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are charged to the customer. Revenue from production management services are recognized as these services are performed.

     Depreciation and Amortization — Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Estimated residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost. The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Maintenance and Repairs — The Company charges maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. Certain major aircraft components, primarily engines and transmissions, are maintained by third party vendors under contractual arrangements. The maintenance costs related to these contractual arrangements are recorded ratably as the components are used to generate flight revenue.

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

     Foreign Currency Translation — Bristow maintains its accounting records in its local currency (British Pound Sterling). Foreign currencies are converted to United States dollars with the effect of the foreign currency translation reflected as a component of shareholders’ investment in accordance with SFAS No. 52, “Foreign Currency Translation.” Foreign currency transaction gains or losses are credited or charged to income and such amounts are included in other income (expense). During fiscal 2003, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.43 to a high of one British pound = U.S. $1.65, with an average of one British pound = U.S. $1.55 for the fiscal year. At March 31, 2003, the exchange rate was one British pound = U.S. $1.58. Balance sheet information for fiscal 2003 is presented based on the conversion rate at March 31, 2003, and income statement information is presented based on the average conversion rate for fiscal 2003.

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

     The Company enters into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business. Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. As of March 31, 2003 and 2002, the Company had no forward exchange contracts outstanding. The amount of gains and losses recognized in earnings on foreign currency hedging contracts during fiscal 2002 was immaterial.

     Financial instruments may be designated as a hedge at inception where there is a direct relationship to the price risk associated with the related service and parts. Hedge contracts are recorded at cost and periodic adjustments to fair market value are deferred and recorded as a component of equity in Other Comprehensive Income. Settlements of hedge contracts are recorded to costs or revenue as they occur. If the direct relationship to price risk ceases to exist, and a hedge is no longer deemed effective at reducing the intended exposure, fair value of a forward contract at that date is recognized over the remaining term of the contract. Subsequent changes in the fair value of ineffective contracts are recorded to current earnings.

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Compensation — The Company accounts for its stock-based employee compensation under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25). SFAS No. 123, “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except per share amounts and model assumptions).

	Fiscal Year Ended March 31,

	2003	2002	2001

Net income, as reported	$43,130	$44,450	$29,914
Stock-based employee compensation expense, net of tax	(853)	(1,882)	(1,680)

Pro forma net income	$42,277	$42,568	$28,234

Basic earnings:
Earnings, as reported	$1.92	$2.02	$1.41
Stock-based employee compensation expense, net of tax	(0.04)	(0.08)	(0.08)

Pro forma basic earnings per share	$1.88	$1.94	$1.33

Diluted earnings:
Earnings, as reported	$1.77	$1.84	$1.32
Stock-based employee compensation expense, net of tax	(0.03)	(0.07)	(0.01)

Pro forma diluted earnings per share	$1.74	$1.77	$1.31

Black-Scholes option pricing model assumptions:
Risk free interest rate	2.8%	4.6%	6.7%
Expected life (years)	5	4	4
Volatility	54%	57%	54%
Dividend yield	—	—	—

     Recent Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company will adopt SFAS No. 143 on April 1, 2003. The nature of the Company’s operations do not create significant asset retirement obligations; therefore, management does not expect the adoption of SFAS No. 143 to materially impact the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 are effective for the Company’s March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its consolidated financial position or results of operations.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created prior to January 31, 2003, begins no later than the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46 on its consolidated financial statements.

B — LONG-TERM DEBT

     Long-term debt at March 31, 2003 and 2002 consisted of the following (in thousands):

	March 31,

	2003	2002

7 7/8% Senior Notes due 2008	$100,000	$100,000
6% Convertible Subordinated Notes due 2003	90,922	90,922
Term Loan with a United Kingdom bank	—	6,399
Line of Credit (U.S. credit facility)	14,000	—
Limited recourse term loan with a United Kingdom bank	23,077	—
Management Fee Debt (see Note J)	396	1,069
Short term note to equipment manufacturer	4,423	—
Term loan with an unconsolidated affiliate	—	9,624

Total debt	232,818	208,014
Less current maturities	96,684	16,793

Total long-term debt	$136,134	$191,221

     On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes (“6% Notes”) due December 2003. The 6% Notes are convertible at any time into the Company’s Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes) and are redeemable at the option of the Company. The Company issued $7.5 million of the 6% Notes to Caledonia Investments plc in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow. During 1999, the Company repurchased $7.1 million face value of the 6% Notes in the open market at a gain to the Company, which was not material. Because the 6% Notes are due in December 2003, the $90.9 million outstanding as of March 31, 2003 is included in current maturities of long-term debt.

     In May 1997, the Company acquired five aircraft (including four AS332L Super Pumas which had previously been leased by Bristow under short-term operating leases) for $32.3 million. The Company used existing cash and borrowed an additional $20.0 million of 7.9% fixed rate financing from a United Kingdom bank that amortized over five years to complete this transaction. The balance outstanding at March 31, 2002 of $6.4 million was repaid in May 2002.

     On January 27, 1998, the Company issued $100 million aggregate principal amount of 7 7/8% Senior Notes (“7 7/8% Notes”) due 2008 discounted to yield 7.915%. The 7 7/8% Notes are guaranteed by certain of the Company’s subsidiaries (see Note M). The 7 7/8% Notes are redeemable at the option of the Company.

     In August 2002, Bristow entered into a Bill of Exchange with Eurocopter which matures in November 2003 in connection with the purchase of an AS 332L2 Super Puma. A United Kingdom bank guaranteed payment by Bristow and required a mortgage on a similar aircraft. The mortgage will be released when payment is made in November 2003.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The limited recourse term loan is secured by two aircraft that the Company operates under an operating lease and the Company has provided a guarantee of up to $3.8 million of the original cost of the aircraft. The guarantee represents the Company’s maximum amount of credit exposure. The rate of interest payable under the loan is 7.1%, requires quarterly payments of $0.6 million and has a balloon payment of $19.4 million due in 2007.

     The term loan with an unconsolidated affiliate was repaid in September 2002.

     Bristow has a £12.0 million ($18.9 million) revolving credit facility, with a United Kingdom bank, on which any borrowings are payable on demand. The facility is available for working capital requirements. All advances under the revolving credit facility bear interest at 0.7% above one, three, or six month LIBOR rates. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of substantially all Bristow assets. There were no borrowings under this revolving credit facility as of March 31, 2003; however, availability on the line is reduced by £3.5 million ($5.5 million) of outstanding letters of credit.

     At March 31, 2003, the Company had a $30 million unsecured line of credit with a U.S. bank that expires on August 31, 2004. The line of credit is subject to a sublimit of $5.0 million for the issuance of letters of credit. The Company had $14.0 million drawn on this facility as of March 31, 2003. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on certain financial ratios under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of 0.20% on the average unused portion of the line.

     Among other restrictions, the credit agreements and notes contain covenants relating to liens, consolidated net worth, liquidity and cash flow coverage (as defined in the agreements). At March 31, 2003, the Company was in compliance with all covenants. Aggregate annual maturities for all long-term debt for the next five years are as follows: 2004 — $96.7 million; 2005 — $15.0 million; 2006 — $1.1 million; 2007 — $10.8 million; and 2008 — $109.2 million.

     Interest paid was $14.4 million, $14.6 million and $16.7 million for fiscal 2003, 2002 and 2001, respectively.

     The estimated fair value of the Company’s total debt at March 31, 2003 and 2002 was $232.6 million and $214.4 million, respectively, based on quoted market prices for the publicly listed 6% Notes and the 7 7/8% Notes and the current rates offered to the Company on other outstanding obligations.

C — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has investments in three unconsolidated affiliates that are accounted for on the cost method, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively referred to as HC), Aeroleo Taxi Aereo S.A. (“Aeroleo”) and Petroleum Air Services (“PAS”), as the Company is unable to exert significant influence over their operations. The Company also has investments in four unconsolidated affiliates, FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FBL Limited (“FBL”), collectively referred to as the FB Entities, and Norsk Helikopter AS (“Norsk”), which it accounts for under the equity method. Each of these entities are principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, with the exception of the FB Entities, whose activities are described in further detail below.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Bristow has a 50% interest in FBS which was formed in 1996 and was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School (“DHFS”), a then newly established training school for all branches of the British military, under a fifteen year contract valued at approximately £500 million over the full term. FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997. Bristow and its partner have given joint and several guarantees related to the performance of this contract. Bristow has also guaranteed repayment of up to £15 million ($23.7 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above. Since May 1997, the FB Entities have been awarded additional government work. These entities together have purchased and modified 6 additional aircraft and maintain a staff of approximately 590 employees.

     The percentage ownership and investment balance for the unconsolidated affiliates at March 31 were as follows (in thousands):

	Fiscal Year Ended March 31,

	Percentage
	Ownership	2003	2002

Cost Method
HC	49%	$2,637	$2,637
PAS	25%	6,286	6,286
Aeroleo	20%	1,425	1,425
Other		596	453
Equity Method
Norsk	49%	4,749	2,131
FB Entities	50%	12,235	8,171

		$27,928	$21,103

     Dividends from entities accounted for on the cost method were as follows (in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

HC	$2,146	$2,230	$1,994
PAS	4,600	1,914	1,593
Aeroleo	540	—	—

	$7,286	$4,144	$3,587

     A summary of combined unaudited financial information of these unconsolidated affiliates is set forth below (in thousands):

	March 31,

	2003	2002

	(unaudited)	(unaudited)
Current assets	$178,095	$83,185
Non-current assets	137,922	130,189

Total assets	$316,017	$213,374

Current liabilities	$63,126	$40,897
Non-current liabilities	157,214	94,287
Equity	95,677	78,190

Total liabilities and equity	$316,017	$213,374

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,

	2003	2002	2001

	(unaudited)	(unaudited)	(unaudited)
Revenue	$261,709	$139,140	$140,506

Gross profit	$61,573	$46,456	$41,136

Net income	$27,218	$23,566	$20,415

     During fiscal 2003, 2002 and 2001, respectively, revenue of $54.0 million, $21.3 million and $31.0 million were recognized for services provided to these unconsolidated affiliates by the Company. At March 31, 2003, $13.1 million was due from these unconsolidated affiliates for services provided.

D — INVESTMENT IN MARKETABLE SECURITIES

     Under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 2003 and 2002, the Company had £4.8 million ($7.6 million) of UK government securities classified as available-for-sale included in other assets. The estimated fair market value approximates book value at March 31, 2003 and 2002.

E — COMMITMENTS AND CONTINGENCIES

     The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $4.8 million in fiscal 2003, $4.4 million in fiscal 2002, and $4.3 million in fiscal 2001. As of March 31, 2003, aggregate future payments under noncancelable operating leases are as follows: fiscal 2004 — $2.5 million; fiscal 2005 — $2.2 million; fiscal 2006 — $1.9 million; fiscal 2007 — $1.7 million and fiscal 2008 — $1.5 million.

     The Company employs approximately 250 pilots in its North American Operations. All of them are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several key areas, most notably compensation levels. Both management and the union representatives have agreed to seek assistance from the National Mediation Board, or NMB, who will provide an independent mediator to assist with the negotiations. Even though mediation has not yet begun, the Company does not believe that the results of mediation will place it at a disadvantage with its competitors. However, if the mediation fails to resolve the dispute, a 30-day “cooling off period” will begin. If the dispute remains unresolved after the cooling off period, then these employees would be entitled to call a strike or engage in a work stoppage or slow down.

     During November 2002, Bristow sold assets related to its activities in Italy. Bristow recognized a pre-tax loss on the disposal of these assets during the current year of $1.3 million, which is recorded in the gain on disposal of assets in the accompanying consolidated statements of income. These assets generated approximately $12.8 million of Bristow’s operating revenue for fiscal 2003 ($15.0 million for fiscal 2002). The loss represents the excess of book value over sales proceeds, plus the accrual of certain obligations totaling $0.9 million which have been reflected in the March 31, 2003 consolidated balance sheet. The sale of three aircraft involved in Italy has not closed. These aircraft are currently leased by the Company from a third party, and subleased to the buyer. The sales of the aircraft are contingent upon the Company exercising purchase options under the leases and the closing of the sale to the buyer. Gains resulting from these aircraft sales are expected to be approximately $4.3 million.

     The United States Environmental Protection Agency, also referred to as the EPA, has in the past notified us that the Company is a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. The Company was identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, and at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989. The Company has not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. Although the Company has not obtained a formal release of liability from the EPA with respect to any of these sites, the Company believes that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

F — INCOME TAXES

     The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,

	2003	2002

Deferred Tax Assets:
Foreign tax credits	$68,436	$96,502
Pension minimum liability	72,556	10,220
Accrual for repairs and maintenance	3,349	—
Other	13,358	18,924
Valuation allowance	(16,575)	(17,450)

Total deferred tax assets	141,124	108,196

Deferred Tax Liabilities:
Property and equipment	(170,268)	(158,474)
Inventories	(9,782)	(9,343)
Accrual for repairs and maintenance	—	(8,514)
Other	(42,188)	(38,353)

Total deferred tax liabilities	(222,238)	(214,684)

Net deferred tax liabilities	$(81,114)	$(106,488)

     Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the United States income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back two years and forward five years. As of March 31, 2003 and 2002, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all of its excess foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

     A portion of the above foreign tax credit asset represents the Company’s expected US foreign tax credit that would result from directly related foreign deferred tax liabilities. As such, these credit may not be claimed on the United Sates income tax return until such time that the related foreign deferred tax liabilities become current. At March 31, 2003 and 2002, $30.6 million and $76.6 million, respectively, of the above foreign tax credit asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

     Certain of the above components have changed due to fluctuations in foreign currency rates.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2003, 2002 and 2001 are as follows (in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

Domestic	$10,375	$21,867	$12,365
Foreign	53,806	44,449	33,018

Total	$64,181	$66,316	$45,383

     The provision for income taxes for the fiscal years 2003, 2002 and 2001 consisted of the following (in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

Current:
Domestic	$2,324	$1,117	$1,666
Foreign	19,906	6,960	7,293

	22,230	8,077	8,959

Deferred:
Domestic	(2,345)	15,065	4,648
Foreign	(1,643)	(626)	460

	(3,988)	14,439	5,108

Increase (decrease) in valuation allowance	1,012	(2,253)	—

Total	$19,254	$20,263	$14,067

     The reconciliation of U.S. Federal statutory and effective income tax rates is shown below:

	Fiscal Year Ended March 31,

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
Utilization of foreign tax credits	(31.4)%	(7.7)%	(15.0)%
Additional taxes on foreign source income	30.9%	10.0%	17.0%
Foreign source income not taxable	(3.0)%	(3.3)%	(4.0)%
Change in valuation allowance	0.3%	(2.3)%	0.0%
State taxes provided	0.4%	0.5%	1.0%
Other, net	(2.2)%	(1.6)%	(3.0)%

Effective tax rate	30.0%	30.6%	31.0%

     The Internal Revenue Service has examined the Company’s Federal income tax returns for all years through 1996. All years through 1999 have been closed, either through settlement or expiration of the statute of limitations.

     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $50.5 million at March 31, 2003. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

     The Company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the Company’s effective income tax rate. The tax benefit for fiscal 2003, 2002 and 2001 totaled approximately $0.5 million, $0.4 million and $2.4 million, respectively.

     Income taxes paid during fiscal 2003, 2002 and 2001 were $13.7 million, $7.2 million and $5.8 million, respectively.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

     The Company currently has two qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

     The Offshore Logistics, Inc. Employee Savings and Retirement Plan (“OLOG Plan”) covers corporate and Air Logistics or AirLog employees. Under the OLOG Plan, the Company matches each participant’s contributions up to 3% of the employee’s compensation. In addition, the Company contributes an additional 3% of the employee’s compensation at the end of each calendar year.

     The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible GPM employees. The Company matches each participant’s contributions up to 3% of the employee’s compensation, plus a 50% match of contributions up to an additional 2% of compensation.

     Bristow has a defined benefit retirement plan, which covers all full-time employees of Bristow employed on or before December 31, 1997. The plan is funded by contributions partly from employees and partly from Bristow. Members of the plan contribute up to 9.5% of pensionable salary (as defined in the plan) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee’s annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the United Kingdom. Effective March 31, 2002, this plan was amended to limit the rate of annual increases in pensionable salary to the lesser of (a) annual increases in a retail price index or (b) 5%. In addition, the amendment requires participants to contribute an additional 2% of pensionable salary to the plan. The amendment also introduces a defined contribution element to the plan effective July 1, 2002, whereby Bristow will make contributions of up to 7% of the excess of a participant’s salary over his pensionable salary. The participants will be allowed to make contributions into this portion of the plan. For employees hired after December 31, 1997, Bristow contributes 4% (5% for pilots) of the employee’s base salary into a defined contribution retirement plan operated by a private insurance company.

     The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets in accordance with SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132), set forth the defined benefit retirement plan’s funded status in accordance with the provisions of SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87) and provide a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87 (in thousands):

	March 31,

	2003	2002

Change in Benefit Obligation:
Projected benefit obligation (PBO) at beginning of period	$239,961	$231,441
Service cost	5,339	5,354
Interest cost	16,227	14,576
Member contributions	2,575	2,026
Actuarial (gain)/loss	19,645	15,041
Amendments	—	(20,384)
Benefit payments and expenses	(11,326)	(8,965)
Effect of exchange rate changes	26,837	872

Projected benefit obligation (PBO) at end of period	$299,258	$239,961

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2003	2002

Change in Plan Assets:
Market value of assets at beginning of period	$218,363	$220,714
Actual return on assets	(42,784)	(2,244)
Employer contributions	6,347	5,943
Member contributions	2,575	2,026
Benefit payments and expenses	(11,326)	(8,965)
Effect of exchange rate changes	22,804	889

Market value of assets at end of period	$195,979	$218,363

Reconciliation of Funded Status:
Accumulated benefit obligation (ABO)	$299,258	$239,961
Projected benefit obligation (PBO)	299,258	239,961
Fair value of assets	195,979	218,363

Excess (deficit) of assets over PBO	(103,279)	(21,598)
Unrecognized prior service credit	(20,436)	(20,400)
Unrecognized experience losses	135,181	51,152

Prepaid pension cost	11,466	9,154
Adjustment to recognize minimum liability	(114,745)	(30,752)

Net recognized pension liability	$(103,279)	$(21,598)

	Fiscal Year Ended March 31,

	2003	2002	2001

Components of Net Periodic Pension Cost:
Service cost for benefits earned during the period	$5,339	$5,354	$6,893
Interest cost on PBO	16,227	14,576	15,412
Expected return on assets	(17,172)	(16,135)	(17,194)
Amortization of Unrecognized Plan Amendment Effects	(2,000)	—	—
Amortization of Unrecognized Experience (Gains)/Losses	2,666	—	—

Net periodic pension cost	$5,060	$3,795	$5,111

     Actuarial assumptions used to develop these components were as follows:

	2003	2002	2001

Discount rate	5.50%	6.25%	6.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Rate of compensation increase	2.25%	2.50%	4.25%

     The Company’s contributions to the three plans were $9.7 million, $8.8 million and $8.4 million for fiscal 2003, 2002 and 2001, respectively.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive and Stock Option Plans

     Under the 1994 Long-Term Management Incentive Plan, as amended (“1994 Plan”), a maximum of 2,900,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees. Awards granted under the 1994 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Incentive stock option prices cannot be less than fair market value of the Common Stock at the date of grant. Non-qualified stock option prices cannot be less than 50% of the fair market value of the Common Stock at the date of grant. Stock option prices are determined by the Board.

     The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of restricted stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $1.4 million, $1.8 million and $2.9 million for fiscal 2003, 2002 and 2001, respectively. There were no shares of restricted stock outstanding as of March 31, 2003.

     The 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended (“1991 Plan”), provides for a maximum of 200,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who meets certain attendance criteria is automatically granted an option to purchase 2,000 shares of the Company’s Common Stock. The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and have an indefinite term.

     Under the Company’s stock option plans there are 1,810,802 shares of Common Stock reserved for issue at March 31, 2003, of which 906,002 shares are available for future grants.

     A summary of the Company’s stock options as of March 31, 2003, 2002 and 2001 and changes during the periods ended on those dates is presented below:

	Weighted-Average	Number
	Exercise Price	of Shares

Balance at March 31, 2000	$13.69	1,197,000
Granted	12.67	296,000
Exercised	12.80	(709,500)
Expired or cancelled	16.72	(40,000)

Balance at March 31, 2001	13.97	743,500
Granted	20.48	323,500
Exercised	12.68	(118,500)
Expired or cancelled	19.55	(24,000)

Balance at March 31, 2002	16.27	924,500
Granted	18.04	252,300
Exercised	12.41	(212,000)
Expired or cancelled	20.41	(60,000)

Balance at March 31, 2003	$17.39	904,800

     As of March 31, 2003, 2002 and 2001, the number of options exercisable under the stock option plans was 668,500, 617,000 and 454,500, respectively, and the weighted average exercise price of those options was $17.18, $14.16 and $14.98, respectively.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about stock options outstanding as of March 31, 2003:

	Options Outstanding			Options Exercisable

		Wgtd. Avg.	Wgtd. Avg.		Wgtd. Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contr. Life	Price	Exercisable	Price

$7.375 - $12.940	226,000	6.53	$12.07	226,000	$12.07
$15.438 - $18.585	316,300	9.28	$17.72	80,000	$16.90
$19.000 - $21.340	362,500	6.75	$20.43	362,500	$20.43

$7.375 - $21.340	904,800	7.58	$17.39	668,500	$17.18

H — EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings per common share for the fiscal years 2003, 2002 and 2001 were determined on the assumption that the convertible debt was converted on April 1, 2003, 2002 and 2001, respectively. Diluted earnings per share for the fiscal years 2003, 2002 and 2001 excluded 237,500, 217,797 and 300,818 stock options, respectively, at a weighted average exercise price of $21.34, $21.34 and $19.15, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Fiscal Year Ended March 31,

	2003	2002	2001

Income from continuing operations (in thousands):
Income available to common stockholders	$43,130	$44,450	$29,914
Interest on convertible debt, net of taxes	3,819	3,791	3,764

Income available to common stockholders, plus assumed conversions	$46,949	$48,241	$33,678

Shares:
Weighted average number of common shares outstanding	22,429,056	21,997,343	21,236,695
Options	153,425	193,656	309,336
Convertible debt	3,976,928	3,976,928	3,976,928

Weighted average number of common shares outstanding, including assumed conversions	26,559,409	26,167,927	25,522,959

Income from continuing operations:
Basic earnings per share	$1.92	$2.02	$1.41

Diluted earnings per share	$1.77	$1.84	$1.32

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company adopted a stockholder rights plan on February 9, 1996, as amended on May 6, 1997 and on January 10, 2003, designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right (“Right”) on each share of the Company’s common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right entitles its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 10 percent or more of the Company’s common stock (except that certain institutional investors may hold up to 12.5%). The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 28, 2006.

I — ACQUISITION

     On July 1, 2002, the Company purchased a controlling interest in a West Africa helicopter operating company and purchased ten single engine helicopters and three fixed wing aircraft for $16.0 million. The acquisition was financed by using $2.0 million in existing cash and borrowing $14.0 million under the Company’s U.S. line of credit facility. The acquisition was accounted for under the purchase method. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired of $6.6 million was allocated to goodwill. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statements of income.

     On December 21, 2001, the Company acquired 100% of the common stock of Cox, Kraay & Associates and its wholly-owned subsidiary Pueblo Airmotive, Inc. (“Pueblo”). Headquartered in Tucson, Arizona, Pueblo is an aircraft engine and component overhaul company. Pueblo was formerly affiliated with a group of entities that are investors in HC, the Company’s unconsolidated affiliate in Mexico. The capabilities of and services offered by Pueblo provide the Company with an in-house option for the repair and overhaul of certain engine types as well as establish the Company’s entry into the third party market for these services. The acquisition was accounted for under the purchase method, and the results of Pueblo from the date of acquisition are included in consolidated results. The purchase price was comprised of cash of $100,000 and the issuance of 365,000 shares of the Company’s common stock. The closing price of the stock on the date of acquisition was $17.51 and has been allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired of $6.4 million was allocated to goodwill.

     J — RELATED PARTIES

     On December 19, 1996, the Company and one of its subsidiaries acquired 49% of the common stock and a significant amount of Bristow’s subordinated debt as further discussed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“BHGL”). Bristow is organized with three different classes of ordinary shares (common stock) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a Norwegian investor (the “Norwegian Investor”), originally owned 49%, 49% and 2%, respectively, of Bristow’s total outstanding ordinary shares. In December 2002, the Company called the shares of the Norwegian Investor in accordance with the put/call agreement described below and sold them to a U.K. investor (the “E.U. Investor”). In turn, the E.U. Investor became a party to the put/call agreement on substantially the same terms as had applied to the Norwegian Investor.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company paid £80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of Common Stock on December 19, 1996 for its ownership of Bristow. Caledonia received 1,300,000 shares of the Common Stock and BHGL’s management received 74,389 shares. In addition, the Company acquired £5.0 million (approximately $8.4 million) principal amount of BHGL’s subordinated debt for cash of £5.4 million (approximately $8.9 million) including accrued interest.

     In addition to its ownership of 49% of Bristow’s outstanding ordinary shares and £5.0 million principal amount of Bristow’s subordinated debt, the Company acquired £91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Bristow had the right to and did defer payment of interest on such debt until January 31, 2002. Deferred interest accrues interest at an annual rate of 13.5%. Interest on the subordinated debt continues to accrue and aggregated $179.3 million at March 31, 2003. No interest payments have been paid through March 31, 2003.

     The Company, Caledonia, the E.U. Investor and Bristow entered into a shareholders’ agreement respecting, among other things, the composition of the board of directors of Bristow. On matters coming before Bristow’s board, Caledonia’s appointees have a total of three votes and the two other directors have one vote each. So long as Caledonia has a significant interest in the shares of the Company’s Common Stock issued to it pursuant to the transaction or maintains its voting control of Bristow, Caledonia will have the right to nominate two persons to the board of directors of the Company and to replace any such directors so nominated.

     Caledonia, the Company and the E.U. Investor also entered into a put/call agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require the Company to purchase such shares. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the put/call agreement. Any put or call of the Bristow shares will be subject to the approval of the CAA. Caledonia receives management fees from Bristow that are payable semi-annually in advance with £250,000 remaining to be paid through June 2003.

     See Note C for discussion of the Company’s investments in and transactions with unconsolidated affiliates. See Note I for discussion of an acquisition of a company formerly affiliated with a group of entities that the Company is affiliated with in Mexico.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K — SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter Activities and Production Management Services. AirLog and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services in the Gulf of Mexico to the domestic oil and gas industry. The following shows reportable segment information for the fiscal years ended March 31, 2003, 2002 and 2001, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

	Year Ended March 31,

	2003	2002	2001

Segment operating revenue from external customers:
Helicopter activities	$506,580	$461,352	$427,958
Production management services	47,621	45,685	48,458

Total segment operating revenue	$554,201	$507,037	$476,416

Intersegment operating revenue:
Helicopter activities	$6,204	$6,573	$3,531
Production management services	64	—	—

Total intersegment operating revenue	$6,268	$6,573	$3,531

Consolidated operating revenue reconciliation:
Helicopter activities	$512,784	$467,925	$431,489
Production management services	47,685	45,685	48,458
Intersegment eliminations	(6,268)	(6,573)	(3,531)
Corporate	909	1,524	587

Total consolidated operating revenue	$555,110	$508,561	$477,003

Consolidated operating income reconciliation:
Helicopter activities	$66,163	$70,046	$57,183
Production management services	2,948	2,186	2,542

Total segment operating income	69,111	72,232	59,725
Gain on disposal of assets	3,734	3,553	1,187
Corporate	(4,053)	(3,652)	(5,786)

Total consolidated operating income	$68,792	$72,133	$55,126

	Capital Expenditures

	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Helicopter activities	$54,784	$74,999	$38,622
Production management services	133	180	255
Corporate	114	102	578

Total	$55,031	$75,281	$39,455

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Depreciation and Amortization

	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Helicopter activities	$33,711	$30,567	$30,732
Production management services	170	1,302	1,257
Corporate	3,783	3,377	2,380

Total	$37,664	$35,246	$34,369

	Identifiable Assets

	As of March 31,

	2003	2002	2001

Helicopter activities	$812,914	$715,412	$646,553
Production management services	26,223	23,841	27,206
Corporate and other	66,894	68,048	81,061

Total	$906,031	$807,301	$754,820

     The Company attributes revenue to various countries based on the location where Helicopter Activities or Production Management Services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

Operating revenue:
United States	$195,099	$195,767	$166,687
United Kingdom	166,720	137,384	124,975
Nigeria	61,434	48,252	43,668
Norway	12,866	14,146	39,756
Other countries	118,991	113,012	101,917

	$555,110	$508,561	$477,003

	As of March 31,

	2003	2002

Long-lived assets:
United States	$131,334	$115,974
United Kingdom	181,233	169,345
Nigeria	36,125	20,536
Norway	49,530	29,874
Other countries	128,005	139,240

	$526,227	$474,969

     Goodwill related to Production Management Services was $13.8 million as of March 31, 2003 and 2002. Goodwill related to Helicopter Activities was $12.9 million and $6.4 as of March 31, 2003 and March 31, 2002, respectively.

     During fiscal 2003, 2002 and 2001, AirLog and Bristow conducted operations in over 15 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal 2003, 2002 and 2001 the aggregate activities of one ongoing international oil company accounted for 15%, 14% and 13%, respectively, of consolidated operating revenue.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal Quarter Ended

	June 30	September 30	December 31	March 31

	(in thousands, except per share amounts)
2003
Gross revenue	$135,356	$145,542	$139,241	$138,705

Operating income	$17,421	$21,578	$18,941	$10,852

Net income	$9,482	$12,483	$12,018	$9,147

Basic earnings per share	$0.42	$0.56	$0.53	$0.41

Diluted earnings per share	$0.39	$0.51	$0.49	$0.38

2002
Gross revenue	$123,709	$132,237	$128,119	$128,049

Operating income	$19,252	$22,636	$16,690	$13,555

Net income	$11,371	$13,316	$10,795	$8,968

Basic earnings per share	$0.52	$0.61	$0.49	$0.40

Diluted earnings per share	$0.47	$0.55	$0.45	$0.38

M — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On January 27, 1998, the Company completed the sale of $100 million 7 7/8% Notes, which were discounted to yield 7.915%. The net proceeds to the Company were $97.2 million. In connection with the sale of the 7 7/8% Notes, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the 7 7/8% Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$15,782	$2,213	$38,805	$—	$56,800
Accounts receivable	1,860	35,442	86,414	(4,704)	119,012
Inventories	—	66,278	52,575	(7)	118,846
Prepaid expenses and other	305	2,999	5,139	—	8,443

Total current assets	17,947	106,932	182,933	(4,711)	303,101
Intercompany investment	264,498	—	—	(264,498)	—
Investments in unconsolidated affiliates	—	—	27,928	—	27,928
Intercompany notes receivable	409,544	—	13,883	(423,427)	—
Property and equipment—at cost:
Land and buildings	135	8,517	8,019	—	16,671
Aircraft and equipment	1,474	253,458	448,179	—	703,111

	1,609	261,975	456,198	—	719,782
Less: Accumulated depreciation and amortization	(1,238)	(87,876)	(104,441)	—	(193,555)

	371	174,099	351,757	—	526,227
Other assets	10,080	13,985	24,599	111	48,775

	$702,440	$295,016	$601,100	$(692,525)	$906,031

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$540	$7,306	$26,524	$(4,704)	$29,666
Accrued liabilities	4,175	14,488	45,518	—	64,181
Deferred taxes	33	—	—	—	33
Current maturities of long-term debt	90,921	—	5,763	—	96,684

Total current liabilities	95,669	21,794	77,805	(4,704)	190,564
Long-term debt, less current maturities	114,000	—	22,134	—	136,134
Intercompany notes payable	14,078	63,485	345,864	(423,427)	—
Other liabilities and deferred credits	285	2,785	116,965	—	120,035
Deferred taxes	24,429	49,482	7,171	—	81,082
Minority interest	16,555	—	—	—	16,555
Stockholders’ investment:
Common stock	225	4,062	12,117	(16,179)	225
Additional paid in capital	139,046	51,168	8,015	(59,183)	139,046
Retained earnings	299,505	102,240	80,881	(183,128)	299,498
Accumulated other comprehensive income (loss)	(1,352)	—	(69,852)	(5,904)	(77,108)

	437,424	157,470	31,161	(264,394)	361,661

	$702,440	$295,016	$601,100	$(692,525)	$906,031

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Year Ended March 31, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

GROSS REVENUE
Operating revenue	$1,179	$184,906	$369,025	$—	$555,110
Intercompany revenue	9	9,268	2,286	(11,563)	—
Gain on disposal of assets	650	1,430	1,654	—	3,734

	1,838	195,604	372,965	(11,563)	558,844
OPERATING EXPENSES
Direct cost	—	150,390	267,520	—	417,910
Intercompany expense	74	2,211	8,315	(10,600)	—
Depreciation and amortization	496	11,977	25,191	—	37,664
General and administrative	6,643	9,760	19,038	(963)	34,478

	7,213	174,338	320,064	(11,563)	490,052

OPERATING INCOME (LOSS)	(5,375)	21,266	52,901	—	68,792
Earnings from unconsolidated affiliates, net	33,643	—	12,054	(33,643)	12,054
Interest income	36,705	33	1,180	(36,395)	1,523
Interest expense	14,820	—	36,479	(36,395)	14,904
Other income (expense), net	(390)	73	(2,967)	—	(3,284)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	49,763	21,372	26,689	(33,643)	64,181
Allocation of consolidated income taxes	4,836	6,411	8,007	—	19,254
Minority interest	(1,797)	—	—	—	(1,797)

NET INCOME	$43,130	$14,961	$18,682	$(33,643)	$43,130

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(22,658)	$42,129	$16,916	$26,000	$62,387

Cash flows from investing activities:
Capital expenditures	(114)	(45,854)	(9,063)	—	(55,031)
Assets purchased on behalf of affiliate	—	—	(26,019)	—	(26,019)
Proceeds from sale of assets to affiliate	—	—	26,019	—	26,019
Proceeds from asset dispositions	846	3,728	18,229	—	22,803
Acquisition, net of cash received	—	—	(15,953)	—	(15,953)
Investments in subsidiaries	498	(498)	—	—	—

Net cash provided by (used in) investing activities	1,230	(42,624)	(6,787)	—	(48,181)

Cash flows from financing activities:
Proceeds from borrowings	24,000	—	47,286	(26,000)	45,286
Repayment of debt	—	—	(49,026)	—	(49,026)
Issuance of common stock	2,631	—	—	—	2,631

Net cash provided by (used in) financing activities	26,631	—	(1,740)	(26,000)	(1,109)

Effect of exchange rate changes in cash	—	—	1,033	—	1,033

Net decrease in cash and cash equivalents	5,203	(495)	9,422	—	14,130
Cash and cash equivalents at beginning of period	10,579	2,708	29,383	—	42,670

Cash and cash equivalents at end of period	$15,782	$2,213	$38,805	$—	$56,800

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2002
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$10,579	$2,708	$29,383	$—	$42,670
Accounts receivable	1,786	34,586	89,137	(5,217)	120,292
Inventories	—	56,408	44,292	149	100,849
Prepaid expenses and other	245	2,448	6,698	—	9,391

Total current assets	12,610	96,150	169,510	(5,068)	273,202
Intercompany investment	269,019	—	—	(269,019)	—
Investments in unconsolidated affiliates	—	—	21,103	—	21,103
Intercompany notes receivable	317,141	—	—	(317,141)	—
Property and equipment–at cost:
Land and buildings	135	6,032	7,519	—	13,686
Aircraft and equipment	2,601	223,020	427,604	—	653,225

	2,736	229,052	435,123	—	666,911
Less: Accumulated depreciation and amortization	(1,796)	(85,532)	(104,614)	—	(191,942)

	940	143,520	330,509	—	474,969
Other assets	9,424	14,097	14,396	110	38,027

	$609,134	$253,767	$535,518	$(591,118)	$807,301

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$146	$8,010	$27,373	$(5,217)	$30,312
Accrued liabilities	7,020	14,685	45,792	4,438	71,935
Deferred taxes	934	—	17,734	(11,456)	7,212
Current maturities of long-term debt	—	—	16,793	—	16,793

Total current liabilities	8,100	22,695	107,692	(12,235)	126,252
Long-term debt, less current maturities	190,922	—	299	—	191,221
Intercompany notes payable	3,844	37,238	274,586	(315,668)	—
Other liabilities and deferred credits	275	2,802	34,443	—	37,520
Deferred taxes	20,280	45,588	27,862	5,546	99,276
Minority interest	12,998	—	—	—	12,998
Stockholders’ investment:
Common stock	223	4,062	4,021	(8,083)	223
Additional paid in capital	135,886	51,168	8,014	(59,182)	135,886
Retained earnings	256,219	90,214	87,431	(177,496)	256,368
Accumulated other comprehensive income (loss)	(19,613)	—	(8,830)	(24,000)	(52,443)

	372,715	145,444	90,636	(268,761)	340,034

	$609,134	$253,767	$535,518	$(591,118)	$807,301

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Year Ended March 31, 2002
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

GROSS REVENUE
Operating revenue	$1,096	$191,953	$315,512	$—	$508,561
Intercompany revenue	4	8,441	1,162	(9,607)	—
Gain (loss) on disposal of assets	(322)	2,457	1,308	110	3,553

	778	202,851	317,982	(9,497)	512,114
OPERATING EXPENSES
Direct cost	7	149,872	223,273	(149)	373,003
Intercompany expense	1	1,162	7,482	(8,645)	—
Depreciation and amortization	551	10,353	24,342	—	35,246
General and administrative	6,604	8,432	17,659	(963)	31,732

	7,163	169,819	272,756	(9,757)	439,981

OPERATING INCOME (LOSS)	(6,385)	33,032	45,226	260	72,133
Earnings from unconsolidated affiliates, net	38,252	—	6,604	(38,252)	6,604
Interest income	31,733	145	1,109	(30,731)	2,256
Interest expense	14,385	2	32,169	(30,731)	15,825
Other income (expense), net	16	5	1,127	—	1,148

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	49,231	33,180	21,897	(37,992)	66,316
Allocation of consolidated income taxes	3,438	10,136	6,689	—	20,263
Minority interest	(1,603)	—	—	—	(1,603)

NET INCOME	$44,190	$23,044	$15,208	$(37,992)	$44,450

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2002
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(16,598)	$58,567	$38,392	$(16,017)	$64,344

Cash flows from investing activities:
Capital expenditures	(47)	(61,185)	(14,049)	—	(75,281)
Proceeds from asset dispositions	964	6,766	3,624	—	11,354
Acquisition, net of cash received	554	—	—	—	554
Investments	4,570	(4,570)	(876)	—	(876)

Net cash provided by (used in) investing activities	6,041	(58,989)	(11,301)	—	(64,249)

Cash flows from financing activities:
Proceeds from borrowings	—	—	5,513	(4,000)	1,513
Repayment of debt	—	—	(35,062)	20,017	(15,045)
Issuance of common stock	1,503	—	—	—	1,503

Net cash provided by (used in) financing activities	1,503	—	(29,549)	16,017	(12,029)

Effect of exchange rate changes in cash	—	—	(190)	—	(190)

Net decrease in cash and cash equivalents	(9,054)	(422)	(2,648)	—	(12,124)
Cash and cash equivalents at beginning of period	19,633	3,130	32,031	—	54,794

Cash and cash equivalents at end of period	$10,579	$2,708	$29,383	$—	$42,670

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Year Ended March 31, 2001
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

GROSS REVENUE
Operating revenue	$793	$165,327	$310,883	$—	$477,003
Intercompany revenue	—	14,524	569	(15,093)	—
Gain (loss) on disposal of assets	(82)	(30)	1,409	(110)	1,187

	711	179,821	312,861	(15,203)	478,190
OPERATING EXPENSES
Direct cost	11	139,642	218,603	—	358,256
Intercompany expense	—	569	14,524	(15,093)	—
Depreciation and amortization	465	9,850	24,054	—	34,369
General and administrative	7,046	8,154	15,239	—	30,439

	7,522	158,215	272,420	(15,093)	423,064

OPERATING INCOME (LOSS)	(6,811)	21,606	40,441	(110)	55,126
Earnings from unconsolidated affiliates, net	22,975	—	5,172	(22,974)	5,173
Interest income	32,235	231	2,112	(31,380)	3,198
Interest expense	14,289	9	35,467	(31,380)	18,385
Other income (expense), net	271	—	—	—	271

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	34,381	21,828	12,258	(23,084)	45,383
Allocation of consolidated income taxes	2,952	7,314	3,801	—	14,067
Minority interest	(1,402)	—	—	—	(1,402)

NET INCOME	$30,027	$14,514	$8,457	$(23,084)	$29,914

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended March 31, 2001
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3,410)	$22,601	$51,516	$(10,160)	$60,547

Cash flows from investing activities:
Capital expenditures	(578)	(22,170)	(16,707)	—	(39,455)
Proceeds from asset dispositions	—	376	4,764	—	5,140
Investments	—	—	(1,200)	—	(1,200)

Net cash provided by (used in) investing activities	(578)	(21,794)	(13,143)	—	(35,515)

Cash flows from financing activities:
Proceeds from borrowings	—	—	9,835	(7,230)	2,605
Repayment of debt	—	—	(35,590)	17,390	(18,200)
Issuance of common stock	9,084	—	—	—	9,084

Net cash provided by (used in) financing activities	9,084	—	(25,755)	10,160	(6,511)

Effect of exchange rate changes in cash	—	—	(1,662)	—	(1,662)

Net increase (decrease) in cash and cash equivalents	5,096	807	10,956	—	16,859
Cash and cash equivalents at beginning of period	14,537	2,323	21,075	—	37,935

Cash and cash equivalents at end of period	$19,633	$3,130	$32,031	$—	$54,794

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     As reported in the Form 8-K dated July 22, 2002, the Board of Directors of the registrant approved the engagement of KPMG LLP as its independent auditors for the fiscal year ending March 31, 2003. KPMG LLP replaced Arthur Andersen LLP, who were dismissed as auditors of the registrant effective July 10, 2002 as reported in the Form 8-K dated July 12, 2002. No disagreements were cited.

     There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     There is incorporated by reference herein the information under the caption “Information Concerning Nominees” contained in the registrant’s definitive proxy statement for use in connection with the 2003 Annual Stockholders’ Meeting.

ITEM 11. Executive Compensation

     There is incorporated by reference herein the information under the caption “Executive Compensation” contained in the registrant’s definitive proxy statement for use in connection with the 2003 Annual Stockholders’ Meeting.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     There is incorporated by reference herein the information under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Equity Compensation Plan Information” and “Information Concerning Nominees” contained in the registrant’s definitive proxy statement for use in connection with the 2003 Annual Stockholders’ Meeting.

ITEM 13. Certain Relationships and Related Transactions

     There is incorporated by reference herein the information under the caption “Executive Compensation” contained in the registrant’s definitive proxy statement for use in connection with the 2003 Annual Stockholders’ Meeting.

ITEM 14. Controls and Procedures

     (a)  Within the 90 days prior to the filing date of this report, the registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b)  Internal controls are controls that pertain to the preparation of financial statements for external purposes that are fairly presented in conformity with generally accepted accounting principles. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	Financial Statements —
Independent Auditors’ Report
Report of Independent Public Accountants
Consolidated Balance Sheet — As of March 31, 2003 and 2002.
Consolidated Statement of Income for the fiscal years ended March 31, 2003, 2002 and 2001.
Consolidated Statement of Stockholders’ Investment for the fiscal years ended March 31, 2003, 2002 and 2001.
Consolidated Statement of Cash Flows for the fiscal years ended March 31, 2003, 2002 and 2001.
Notes to Consolidated Financial Statements

(a) (2)	Financial Statement Schedules

     All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a)  (3)

Incorporated
by Reference to
			Registration or	Form or		Exhibit
	Exhibits		File Number	Report	Date	Number

(3)	Articles of Incorporation and By-laws
	(1)	Delaware Certificate of Incorporation	0-5232	10-K	June 1989	3(10)
	(2)	Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1989	3(11)
	(3)	Certificate of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(3)
	(4)	Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)
	(5)	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	0-5232	10-K	June 1990	3(5)
	(6)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	0-5232	8-K	Dec. 1992	3
	(7)	Rights Agreement and Form of Rights Certificate	0-5232	8A	Feb. 1996	4
	(8)	Amended and Restated By-laws	0-5232	8-K	Feb. 1996	3(7)
	(9)	Certificate of Designation of Series A Junior Participating Preferred Stock	0-5232	10-K	June 1996	3(9)
	(10)	First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(11)	Second Agreement to Rights Agreement	0-5232	8-A/A	January 2003	4.3
(4)	Instruments defining the rights of security holders, including indentures
	(1)	Indenture dated as of December 15, 1996, between Fleet National Bank and the Company	0-5232	10-Q	Dec. 1996	4(1)
	(2)	Registration Rights Agreement dated December 17, 1996, between the Company and Jefferies & Company, Inc., Simmons & Company International, and Johnson Rice & Company L.L.C.	0-5232	10-Q	Dec. 1996	4(2)
	(3)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	Dec. 1996	4(3)

(a)(3)

Incorporated
by Reference to
			Registration or	Form or		Exhibit
	Exhibits		File Number	Report	Date	Number

	(4)	Indenture, dated as of January 27, 1998, among the Company, the Guarantors and State Street Bank and Trust Company	333-48803	S-4	March 1998	4.1
	(5)	Registration Rights Agreement, dated as of January 22, 1998, among the Company, the Guarantors and Jefferies & Company, Inc.	333-48803	S-4	March 1998	4.2
(10)	Material Contracts
	(1)	Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	Dec. 1986	10(ww)
	(2)	Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	Dec. 1986	10(xx)
	(3)	Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	Aug. 1994	2(1)
	(4)	Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	Aug. 1994	2(2)
	(5)	Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	Aug. 1994	2(3)
	(6)	Proposed Form of Joint Venture Agreement	33-79968	S-4	Aug. 1994	2(4)
	(7)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	Dec. 1994	84
	(8)	Offshore Logistics, Inc. Annual Incentive Compensation Plan *	0-5232	10-K	June 1995	10(20)
	(9)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(10)	Master Agreement dated December 12, 1996	0-5232	8-K	Dec. 1996	2(1)
	(11)	Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions. *	0-5232	10-Q	Sept. 1997	10(1)
	(12)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)
	(13)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)
	(14)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	Aug. 1992	4.1
	(15)	Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)
	(16)	Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*†

(21)†	Subsidiaries of the Registrant

(23)†	Consent of Independent Auditors

(99.1)†	Certification of the Chief Executive Officer of
Registrant pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

(99.2)†	Certification of the Chief Financial Officer of
Registrant pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

* Compensatory Plan or Arrangement

† Furnished herewith

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

On January 13, 2003, the registrant filed a report on Form 8-K announcing that the registrant had entered into the Second Amendment to the Rights Agreement, dated as of January 10, 2003 (the “Second Amendment”) between the registrant and Mellon Investor Services LLC, a New Jersey limited liability company, as rights agent. The Second Amendment, among other things, amends the registrant’s existing Rights Agreement to permit certain institutional investors to acquire and hold not more than 12.5% of the outstanding shares of common stock of the registrant (the “Common Shares”) without triggering a distribution of the registrant’s preferred share purchase rights, provided that the investor acquires or holds the Common Shares in the ordinary course of its business and not with the purpose nor with the effect of changing or influencing the control of the registrant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFSHORE LOGISTICS, INC.

By:	/s/ H. Eddy Dupuis H. Eddy Dupuis
Vice President — Chief Financial Officer
(Principal Financial and Accounting Officer)
June 6, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter N. Buckley Peter N. Buckley	Director	June 6, 2003

/s/ Jonathan H. Cartwright Jonathan H. Cartwright	Director	June 6, 2003

/s/ Stephen J. Cannon Stephen J. Cannon	Director	June 6, 2003

/s/ David M. Johnson David M. Johnson	Director	June 6, 2003

/s/ Kenneth M. Jones Kenneth M. Jones	Chairman of the Board and Director	June 6, 2003

/s/ Dr. Pierre Henri Jungels Dr. Pierre Henri Jungels	Director	June 6, 2003

/s/ George M. Small George M. Small	President, Chief Executive Officer and Director	June 6, 2003

/s/ Ken C. Tamblyn Ken C. Tamblyn	Director	June 6, 2003

/s/ Robert W. Waldrup Robert W. Waldrup	Director	June 6, 2003

/s/ Howard Wolf Howard Wolf	Director	June 6, 2003

CERTIFICATION

I, George M. Small certify that:

(1)	I have reviewed this annual report on Form 10-K of Offshore Logistics, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 6, 2003

/s/ George M. Small George M. Small CEO and President

CERTIFICATION

I, H. Eddy Dupuis certify that:

(1)	I have reviewed this annual report on Form 10-K of Offshore Logistics, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in the annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 6, 2003

/s/ H. Eddy Dupuis H. Eddy Dupuis CFO and Vice President

INDEX TO EXHIBITS

Incorporated
by Reference to
		Registration or	Form or		Exhibit
Exhibits		File Number	Report	Date	Number

Articles of Incorporation and By-laws
(1)	Delaware Certificate of Incorporation	0-5232	10-K	June 1989	3(10)

(2)	Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1989	3(11)

(3)	Certificate of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(3)

(4)	Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)

(5)	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	0-5232	10-K	June 1990	3(5)

(6)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	0-5232	8-K	Dec. 1992	3

(7)	Rights Agreement and Form of Rights Certificate	0-5232	8A	Feb. 1996	4

(8)	Amended and Restated By-laws	0-5232	8-K	Feb. 1996	3(7)

(9)	Certificate of Designation of Series A Junior Participating Preferred Stock	0-5232	10-K	June 1996	3(9)

(10)	First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5

(11)	Second Agreement to Rights Agreement	0-5232	8-A/A	January 2003	4.3

Instruments defining the rights of security holders, including indentures
(1)	Indenture dated as of December 15, 1996, between Fleet National Bank and the Company	0-5232	10-Q	Dec. 1996	4(1)

(2)	Registration Rights Agreement dated December 17, 1996, between the Company and Jefferies & Company, Inc., Simmons & Company International, and Johnson Rice & Company L.L.C.	0-5232	10-Q	Dec. 1996	4(2)

(3)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	Dec. 1996	4(3)

Incorporated
by Reference to
		Registration or	Form or		Exhibit
Exhibits		File Number	Report	Date	Number

(4)	Indenture, dated as of January 27, 1998, among the Company, the Guarantors and State Street Bank and Trust Company	333-48803	S-4	March 1998	4.1

(5)	Registration Rights Agreement, dated as of January 22, 1998, among the Company, the Guarantors and Jefferies & Company, Inc.	333-48803	S-4	March 1998	4.2

Material Contracts
(1)	Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	Dec. 1986	10(ww)

(2)	Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	Dec. 1986	10(xx)

(3)	Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	Aug. 1994	2(1)

(4)	Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	Aug. 1994	2(2)

(5)	Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	Aug. 1994	2(3)

(6)	Proposed Form of Joint Venture Agreement	33-79968	S-4	Aug. 1994	2(4)

(7)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	Dec. 1994	84

(8)	Offshore Logistics, Inc. Annual Incentive Compensation Plan *	0-5232	10-K	June 1995	10(20)

(9)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)

(10)	Master Agreement dated December 12, 1996	0-5232	8-K	Dec. 1996	2(1)

(11)	Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions. *	0-5232	10-Q	Sept. 1997	10(1)

(12)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)

(13)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)

(14)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	Aug. 1992	4.1

(15)	Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)

(16)	Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*†

(21)†	Subsidiaries of the Registrant

(23)†	Consent of Independent Auditors

(99.1)†	Certification of the Chief Executive Officer of
Registrant pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

(99.2)†	Certification of the Chief Financial Officer of
Registrant pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

* Compensatory Plan or Arrangement

† Furnished herewith