Form 10-Q
period 2003-06-30
OFFSHORE LOGISTICS INC
filed 2003-08-07
CIK 73887

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

|_| Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period _____ to _____

Commission File Number 0-5232

Offshore Logistics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
224 Rue de Jean
Lafayette, Louisiana	70508
(Address of principal executive offices)	(Zip Code)

        Registrant’s telephone number, including area code: (337) 233-1221

        (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes |X|       No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes |X|       No |_|

        Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2003.

        22,514,921 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$133,893	$135,069
Gain on disposal of assets	857	287

	134,750	135,356

Operating expenses:
Direct cost	99,826	100,671
Depreciation and amortization	10,104	8,941
General and administrative	8,347	8,323

	118,277	117,935

Operating income	16,473	17,421
Earnings from unconsolidated affiliates, net	1,903	1,783
Interest income	404	338
Interest expense	3,965	3,676
Other income (expense), net	(2,274)	(1,744)

Income before provision for income taxes and minority interest	12,541	14,122
Provision for income taxes	3,763	4,237
Minority interest	(510)	(403)

Net income	$8,268	$9,482

Net income per common share:
Basic	$0.37	$0.42

Diluted	$0.35	$0.39

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2003	March 31, 2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$62,786	$56,800
Cash and temporary investments on deposit for debt extinguishment	196,615	--
Accounts receivable	121,708	119,012
Inventories	123,574	118,846
Prepaid expenses and other	43,698	8,443

Total current assets	548,381	303,101
Investments in unconsolidated affiliates	29,991	27,928
Property and equipment - at cost:
Land and buildings	17,003	16,671
Aircraft and equipment	741,612	703,111

	758,615	719,782
Less: accumulated depreciation and amortization	(205,829)	(193,555)

	552,786	526,227
Other assets	51,662	48,775

	$1,182,820	$906,031

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$30,589	$29,666
Accrued liabilities	63,163	64,181
Deferred taxes	79	33
Current maturities of long-term debt	23,544	96,684
Current maturities related to debt extinguishment	190,922	--

Total current liabilities	308,297	190,564
Long-term debt, less current maturities	265,886	136,134
Other liabilities and deferred credits	125,468	120,035
Deferred taxes	84,695	81,082
Minority interest	17,842	16,555
Stockholders' Investment:
Common Stock, $.01 par value, authorized 35,000,000
shares; outstanding 22,513,421 and 22,510,921 at June 30 and
March 31, respectively (exclusive of 1,281,050 treasury shares)	225	225
Additional paid-in capital	139,085	139,046
Retained earnings	307,766	299,498
Accumulated other comprehensive income (loss)	(66,444)	(77,108)

	380,632	361,661

	$1,182,820	$906,031

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$8,268	$9,482
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	10,104	8,941
Increase (decrease) in deferred taxes	3,414	2,786
(Gain) loss on asset dispositions	(857)	(287)
Equity in earnings from unconsolidated affiliates
(over) under dividends received	(1,254)	(758)
Minority interest in earnings	510	403
(Increase) decrease in accounts receivable	1,553	(20,046)
(Increase) decrease in inventories	(2,172)	(1,583)
(Increase) decrease in prepaid expenses and other	3,230	1,144
Increase (decrease) in accounts payable	(498)	(2,137)
Increase (decrease) in accrued liabilities	(2,612)	1,227
Increase (decrease) in other liabilities and deferred credits	18	(985)

Net cash provided by (used in) operating activities	19,704	(1,813)

Cash flows from investing activities:
Capital expenditures	(26,987)	(6,186)
Assets purchased for resale to affiliate	(35,394)	--
Proceeds from asset dispositions	1,322	484

Net cash provided by (used in) investing activities	(61,059)	(5,702)

Cash flows from financing activities:
Proceeds from borrowings	242,981	--
Cash from deposits for debt extinguishments	(196,615)	--
Repayment of debt	(648)	(12,287)
Issuance of common stock	31	904

Net cash provided by (used in) financing activities	45,749	(11,383)

Effect of exchange rate changes in cash	1,592	631

Net increase (decrease) in cash and cash equivalents	5,986	(18,267)
Cash and cash equivalents at beginning of period	56,800	42,670

Cash and cash equivalents at end of period	$62,786	$24,403

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of interest capitalized	$2,353	$2,825
Income taxes	$119	$1,110

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003

NOTE A — Basis of Presentation and Consolidation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

NOTE B — Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three months ended June 30, 2003 excluded 214,500 stock options at a weighted average exercise price of $21.34 which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three months ended June 30, 2002 excluded 257,500 stock options at a weighted average exercise price of $21.34 which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2003	2002
Net income (thousands of dollars):
Income available to common stockholders	$ 8,268	$ 9,482
Interest on convertible debt, net of taxes	955	955

Income available to common stockholders,
plus assumed conversions	$ 9,223	$ 10,437

Shares:
Weighted average number of common shares outstanding	22,511,003	22,314,333
Options	131,723	208,638
Convertible debt	3,976,928	3,976,928

Weighted average number of common shares outstanding,
plus assumed conversions	26,619,654	26,499,899

Net income per common share:
Basic	$ 0.37	$ 0.42

Diluted	$ 0.35	$ 0.39

        The Company accounts for its stock-based employee compensation under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25). SFAS No. 123, “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. No stock-based compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

	Three Months Ended June 30,
	2003	2002
	(in thousands, except for per share amounts)
Net income, as reported:	$8,268	$9,482
Stock-based employee compensation expense,
net of tax	(122)	$(457)

Pro forma net income	$8,146	$9,025

Basic earnings per share:
Earnings per share, as reported	$0.37	$0.42
Stock-based employee compensation expense,
net of tax	(0.01)	(0.02)

Pro forma basic earnings per share	$0.36	$0.40

Diluted earnings per share:
Earnings per share, as reported	$0.35	$0.39
Stock-based employee compensation expense,
net of tax	(0.01)	(0.01)

Pro forma diluted earnings per share	$0.34	$0.38

NOTE C — Commitments and Contingencies

        The Company employs approximately 260 pilots in its North American Operations. All of them are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both management and the union representatives agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and two sessions with the mediator have been held. A third session is scheduled for mid-August, and future sessions will continue as long as the mediator believes progress is being made. If the mediator ever determines that no further progress can be made toward resolution, then the mediator can declare a 30-day “cooling-off period”. If the dispute remains unresolved after the cooling off period, then these employees would be released and entitled to call a strike or engage in a work stoppage or slow down.

NOTE D – Comprehensive Income

        Comprehensive income is as follows (thousands of dollars):

	Three Months Ended June 30,
	2003	2002
Net Income	$ 8,268	$ 9,482
Other Comprehensive Income:
Currency translation adjustments	10,664	16,981

Comprehensive Income	$18,932	$26,463

NOTE E – Subsequent Events

        In May 2003, the Company entered into a purchase agreement with Bell Helicopter Textron Canada, Ltd. for five new medium sized aircraft. The total purchase price of the five aircraft was $30.1 million. The Company funded $12.2 million of the purchase price from available cash and the balance of $17.9 million was financed by the manufacturer for 90 days with interest payable at 3-month LIBOR plus 2.95%. In addition, the Company purchased a sixth Bell 412 for $5.3 million. These aircraft were purchased to meet the contract renewal requirements of an existing customer of the Company’s unconsolidated affiliate in Mexico, and will replace older aircraft currently being used on the contract.

        On July 11, 2003, the Company sold these six aircraft, at its cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by the Company and 51% by the same principal with whom the Company has other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan with a bank requiring monthly principal and interest payments of $346,047 and a balloon payment of $18.3 million due July 11, 2008 (the RLR Note). The RLR Note is secured by the six aircraft. The Company has guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the Company has given the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require the Company to purchase the RLR Note from the bank. The Company and the other RLR shareholder simultaneously entered into a similar agreement which requires that, in event of exercise by the bank of its put option to the Company, the other shareholder will be required to purchase 51% of the RLR Note from the Company.

        The Company used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the manufacturer in July 2003. No gain or loss was recognized on the sale. The short-term note is reflected in the accompanying balance sheet as current maturities of long-term debt. The aircraft costs are reflected in the balance sheet in prepaid expenses and other current assets.

NOTE F – Long-Term Debt

        On June 20, 2003, the Company completed a private placement of $230.0 million 6 1/8% Senior Notes due 2013. These notes are unsecured senior obligations and will rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness. A portion of the net proceeds from the issuance and sale of these notes will be used to redeem all of the Company’s outstanding 7 7/8% Senior Notes due 2008 and all of the Company’s outstanding 6% Convertible Subordinated Notes due 2003. The remaining net proceeds from the private placement will be used for general corporate purposes. At the end of June 2003 the Company notified the trustees of the full redemption of its $100.0 million 7 7/8% Senior Notes due 2008 at a redemption price equal to 103.938% of the principal amount plus accrued interest of $0.3 million for a total price of $104.2 million and the full redemption of its $90.9 million 6% Convertible Subordinated Notes due 2003 at a redemption price equal to 100.86% of the principal amount plus accrued interest of $0.7 million for a total price of $92.4 million. The total redemption price of the Company’s 7 7/8% Senior Notes and 6% Convertible Subordinated Notes was $196.6 million and redemption took place on July 29, 2003. The Company will record a loss on the extinguishment of debt of approximately $6.2 million in the second quarter of fiscal year 2004. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the 7 7/8% Senior Notes and 6% Convertible Subordinated Notes.

        As the private placement was completed on June 20, 2003 and the redemption of the 7 7/8% Senior Notes and 6% Convertible Subordinated Notes did not occur until July 29, 2003, the Company had total debt of $480.4 million at June 30, 2003. This caused the Company’s funded debt to EBITDA ratio to exceed the maximum ratio required under the covenants of the Company’s $30 million line of credit facility. The Company has obtained a waiver of the violation from the bank. The Company is in compliance with all other covenants of its debt agreements.

        The Company filed a registration statement on July 18, 2003, with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act. The registration statement was declared effective on August 4, 2003.

NOTE G – Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for the Company’s March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created prior to January 31, 2003, begins no later than the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect adoption of FIN 46 to have a material impact on its consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company does not expect adoption of SFAS 149 to have a significant impact on its financial statements.

NOTE H – Segment Information

        The Company operates principally in two business segments: Helicopter Activities and Production Management Services. The following shows reportable segment information for the three months ended June 30, 2003 and 2002, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Segment operating revenue from external customers:
Helicopter activities:
North American Operations	$34,136	$36,266
North Sea Operations	40,807	41,554
International Operations	41,494	37,244
Technical Services	5,541	7,848

Total Helicopter Activities	121,978	122,912
Production Management Services	11,655	11,995

Total segment operating revenue	$133,633	$134,907

Intersegment operating revenue:
Helicopter activities:
North American Operations	$3,689	$2,907
North Sea Operations	4,176	4,329
International Operations	240	676
Technical Services	1,272	3,582

Total Helicopter Activities	9,377	11,494
Production Management Services	18	15

Total intersegment operating revenue	$9,395	$11,509

Consolidated operating revenue reconciliation:
Helicopter activities:
North American Operations	$37,825	$39,173
North Sea Operations	44,983	45,883
International Operations	41,734	37,920
Technical Services	6,813	11,430

Total Helicopter Activities	131,355	134,406
Production Management Services	11,673	12,010
Corporate	2,883	3,049
Intersegment eliminations	(12,018)	(14,396)

Total consolidated operating revenue	$133,893	$135,069

Consolidated operating income reconciliation:
Helicopter activities:
North American Operations	$3,805	$3,984
North Sea Operations	5,379	5,539
International Operations	6,399	6,799
Technical Services	144	744

Total Helicopter Activities	15,727	17,066
Production Management Services	623	895
Gain on disposal of assets	857	287
Corporate	(734)	(827)

Total consolidated operating income	$16,473	$17,421

NOTE I — Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $100 million 7 7/8% Senior Notes due 2008 and the Company’s $230 million 6 1/8% Notes due 2013, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE I – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Balance Sheet
June 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,676	$1,888	$38,222	$--	$62,786
Cash & temporary investments on deposit for debt extinguishment	196,615	--	--	--	196,615
Accounts receivable	970	36,807	87,696	(3,765)	121,708
Inventories	--	68,552	54,873	149	123,574
Prepaid expenses and other	18,192	8,954	16,552	--	43,698

Total current assets	238,453	116,201	197,343	(3,616)	548,381
Intercompany investment	261,544	--	--	(261,544)	--
Investments in unconsolidated affiliates	--	--	29,991	--	29,991
Intercompany note receivables	453,946	--	10,406	(464,352)	--
Property and equipment--at cost:
Land and buildings	135	8,547	8,321	--	17,003
Aircraft and equipment	1,476	279,031	461,105	--	741,612

	1,611	287,578	469,426	--	758,615
Less: Accumulated depreciation
and amortization	(1,296)	(91,252)	(113,281)	--	(205,829)

	315	196,326	356,145	--	552,786
Other assets	15,083	13,978	22,490	111	51,662

	$969,341	$326,505	$616,375	$(729,401)	$1,182,820

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$252	$8,859	$25,243	$(3,765)	$30,589
Accrued liabilities	3,684	13,562	32,409	13,508	63,163
Deferred taxes	897	--	12,262	(13,080)	79
Current maturities of long-term debt	17,869	--	5,675	--	23,544
Current maturities related to debt
extinguishment	190,922	--	--	--	190,922

Total current liabilities	213,624	22,421	75,589	(3,337)	308,297
Long-term debt, less current maturities .	244,000	--	21,886	--	265,886
Intercompany notes payable	10,445	90,434	363,473	(464,352)	--
Other liabilities and deferred credits	285	2,803	122,380	--	125,468
Deferred taxes	27,671	50,283	7,168	(427)	84,695
Minority interest	17,842	--	--	--	17,842
Stockholders' investment:
Common stock	225	4,062	14,572	(18,634)	225
Additional paid in capital	139,085	51,168	8,015	(59,183)	139,085
Retained earnings	307,619	105,334	79,589	(184,776)	307,766
Accumulated other comprehensive
income (loss)	8,545	--	(76,297)	1,308	(66,444)

	455,474	160,564	25,879	(261,285)	380,632

	$969,341	$326,505	$616,375	$(729,401)	$1,182,820

      NOTE I – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$151	$45,792	$87,950	$--	$133,893
Intercompany revenue	--	2,420	487	(2,907)	--
Gain on disposal of assets	--	2	855	--	857

	151	48,214	89,292	(2,907)	134,750
Operating expenses:
Direct cost	--	37,382	62,444	--	99,826
Intercompany expense	7	479	2,180	(2,666)	--
Depreciation and amortization	61	3,445	6,598	--	10,104
General and administrative	1,584	2,487	4,517	(241)	8,347

	1,652	43,793	75,739	(2,907)	118,277

Operating income	(1,501)	4,421	13,553	--	16,473
Earnings from unconsolidated affiliates	5,657	--	1,903	(5,657)	1,903
Interest income	10,033	3	483	(10,115)	404
Interest expense	3,817	--	10,263	(10,115)	3,965
Other income (expense), net	(256)	(4)	(2,014)	--	(2,274)

Income before provision for income
taxes and minority interest	10,116	4,420	3,662	(5,657)	12,541
Allocation of consolidated income taxes	1,338	1,326	1,099	--	3,763
Minority interest	(510)	--	--	--	(510)

Net income	$8,268	$3,094	$2,563	$(5,657)	$8,268

NOTE I – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(17,854)	$31,554	$9,732	$(3,728)	$19,704

Cash flows from investing activities:
Capital expenditures	(2)	(25,665)	(1,320)	--	(26,987)
Asset purchased on behalf of affiliate	(17,869)	(6,217)	(11,308)	--	(35,394)
Proceeds from asset dispositions	--	3	1,319	--	1,322
Investments in subsidiaries	--	--	--	--	--

Net cash provided by (used in)
investing activities	(17,871)	(31,879)	(11,309)	--	(61,059)

Cash flows from financing activities:
Proceeds from borrowings	242,981	--	50	(50)	242,981
Cash from deposits for debt extinguishment	(196,615)	--	--	--	(196,615)
Repayment of debt	(3,778)	--	(648)	3,778	(648)
Issuance of common stock	31	--	--	--	31

Net cash used in financing activities	42,619	--	(598)	3,728	45,749

Effect of exchange rate changes in cash	--	--	1,592	--	1,592

Net increase (decrease) in cash and
cash equivalents	6,894	(325)	(583)	--	5,986
Cash and cash equivalents
at beginning of period	15,782	2,213	38,805	--	56,800

Cash and cash equivalents
at end of period	$22,676	$1,888	$38,222	$--	$62,786

NOTE I – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Balance Sheet
March 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,782	$2,213	$38,805	$--	$56,800
Accounts receivable	1,860	35,442	86,414	(4,704)	119,012
Inventories	--	66,278	52,575	(7)	118,846
Prepaid expenses and other	305	2,999	5,139	--	8,443

Total current assets	17,947	106,932	182,933	(4,711)	303,101
Intercompany investment	264,498	--	--	(264,498)	--
Investments in unconsolidated affiliates	--	--	27,928	--	27,928
Intercompany notes receivable	409,544	--	13,883	(423,427)	--
Property and equipment--at cost:
Land and buildings	135	8,517	8,019	--	16,671
Aircraft and equipment	1,474	253,458	448,179	--	703,111

	1,609	261,975	456,198	--	719,782
Less: Accumulated depreciation
and amortization	(1,238)	(87,876)	(104,441)	--	(193,555)

	371	174,099	351,757	--	526,227
Other assets	10,080	13,985	24,599	111	48,775

	$702,440	$295,016	$601,100	$(692,525)	$906,031

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$540	$7,306	$26,524	$(4,704)	$29,666
Accrued liabilities	4,175	14,488	45,518	--	64,181
Deferred taxes	33	--	--	--	33
Current maturities of long-term debt	90,921	--	5,763	--	96,684

Total current liabilities	95,669	21,794	77,805	(4,704)	190,564
Long-term debt, less current maturities	114,000	--	22,134	--	136,134
Intercompany notes payable	14,078	63,485	345,864	(423,427)	--
Other liabilities and deferred credits	285	2,785	116,965	--	120,035
Deferred taxes	24,429	49,482	7,171	--	81,082
Minority interest	16,555	--	--	--	16,555
Stockholders' investment:
Common stock	225	4,062	12,117	(16,179)	225
Additional paid in capital	139,046	51,168	8,015	(59,183)	139,046
Retained earnings	299,505	102,240	80,881	(183,128)	299,498
Accumulated other comprehensive
income (loss)	(1,352)	--	(69,852)	(5,904)	(77,108)

	437,424	157,470	31,161	(264,394)	361,661

	$702,440	$295,016	$601,100	$(692,525)	$906,031

NOTE I – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$162	$48,287	$86,620	$--	$135,069
Intercompany revenue	--	1,742	799	(2,541)	--
Gain on disposal of assets	8	240	39	--	287

	170	50,269	87,458	(2,541)	135,356
Operating expenses:
Direct cost	--	38,924	61,583	164	100,671
Intercompany expense	6	793	1,501	(2,300)	--
Depreciation and amortization	137	2,765	6,039	--	8,941
General and administrative	1,487	2,409	4,668	(241)	8,323

	1,630	44,891	73,791	(2,377)	117,935

Operating income (loss)	(1,460)	5,378	13,667	(164)	17,421
Earnings from unconsolidated affiliates, net	7,953	--	1,783	(7,953)	1,783
Interest income	8,214	11	206	(8,093)	338
Interest expense	3,576	--	8,193	(8,093)	3,676
Other income (expense), net	(254)	64	(1,554)	--	(1,744)

Income before provision for income	10,877	5,453	5,909	(8,117)	14,122
taxes and minority interest
Allocation of consolidated income taxes	828	1,636	1,773	--	4,237
Minority interest	(403)	--	--	--	(403)

Net income (loss)	$$9,646	$3,817	$4,136	$(8,117)	$9,482

NOTE I – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(209)	$2,650	$(4,254)	$--	$(1,813)

Cash flows from investing activities:
Capital expenditures	(68)	(4,736)	(1,382)	--	(6,186)
Proceeds from asset dispositions	10	462	12	--	484
Investments in subsidiaries	--	--	--	--	--

Net cash provided by (used in)
investing activities	(58)	(4,274)	(1,370)	--	(5,702)

Cash flows from financing activities:
Repayment of debt	--	--	(12,287)	--	(12,287)
Issuance of common stock	904	--	--	--	904

Net cash provided by (used in)
financing activities	904	--	(12,287)	--	(11,383)

Effect of exchange rate changes in cash	--	--	631	--	631

Net increase (decrease) in cash and
cash equivalents	637	(1,624)	(17,280)	--	(18,267)
Cash and cash equivalents
at beginning of period	10,579	2,708	29,383	--	42,670

Cash and cash equivalents
at end of period	$11,216	$1,084	$12,103	$--	$24,403

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and the MD&A contained therein.

Forward-Looking Statements

        This Form 10Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words. All statements in this Form 10Q other than statements of historical fact or historical financial results are forward-looking statements.

        Our forward-looking statements reflect our views and assumptions on the date of this Form 10Q regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; competition; unionization; the ability to obtain insurance; failure to maintain an acceptable safety record; failure to attract and retain qualified personnel; weather related and seasonal fluctuations; and environmental regulations and liabilities.

        All forward-looking statements in this Form 10Q are qualified by these cautionary statements and are only made as of the date of this Form 10Q. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

     •   North American Operations;
     •   North Sea Operations;
     •    International Operations;
     •   and Technical Services.

        For the three months ended June 30, 2003, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 26%, 30%, 31%, and 4%, respectively of our operating revenue. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the three months ended June 30, 2003.

        Our operating revenue depends on the demand for our services and the pricing terms of our contracts. We measure the demand for our helicopter services in flight hours. Demand for our services depends on the level of worldwide offshore oil and gas exploration, development and production activities. We believe that our customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium size and larger aircraft on which we typically earn higher margins. We believe our production related activities are less sensitive to variances in commodity prices, and accordingly provide a more stable activity base for our flight operations. We estimate that a majority of our operating revenue from Helicopter Activities is related to the production activities of the oil and gas companies.

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

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Gross revenue:
Operating revenue	$133,893	$135,069
Gain on disposal of assets	857	287
Operating expenses	(118,277)	(117,935)

Operating income	16,473	17,421
Earnings from unconsolidated affiliates, net	1,903	1,783
Interest income (expense), net	(3,561)	(3,338)
Other income (expense), net	(2,274)	(1,744)

Income before provision for income taxes and minority interest	12,541	14,122
Provision for income taxes	3,763	4,237
Minority interest	(510)	(403)

Net income	$8,268	$9,482

        The following table sets forth certain operating information, which forms the basis for discussion of the Company’s Helicopter Activities and Production Management Services, and for the four business units comprising our Helicopter Activities segment. The table also presents certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation.

	Three Months Ended June 30,
	2003	2002
	(in thousands, except flight hours)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	30,878	35,115
North Sea Operations	11,401	12,466
International Operations	20,907	19,645
Technical Services	213	398

Total	63,399	67,624

Operating revenue:
Helicopter Activities:
North American Operations	$37,825	$39,173
North Sea Operations	44,983	45,883
International Operations	41,734	37,920
Technical Services	6,813	11,430
Less: Intercompany	(7,635)	(9,930)

Total	123,720	124,476
Production Management Services	11,673	12,010
Corporate	2,883	3,049
Less: Intercompany	(4,383)	(4,466)

Consolidated total	$133,893	$135,069

Operating income:
Helicopter Activities:
North American Operations	$3,805	$3,984
North Sea Operations	5,379	5,539
International Operations	6,399	6,799
Technical Services	144	744

Total	15,727	17,066
Production Management Services	623	895
Corporate	(734)	(827)
Gain on disposal of assets	857	287

Consolidated total	$16,473	$17,421

Operating margin:
Helicopter Activities:
North American Operations	10.1%	10.2%
North Sea Operations	12.0%	12.1%
International Operations	15.3%	17.9%
Technical Services	2.1%	6.5%
Total	12.7%	13.7%
Production Management Services	5.3%	7.5%
Consolidated total	12.3%	12.9%

Quarter ended June 30, 2003 compared to Quarter ended June 30, 2002

      Consolidated Results

        During the quarter ended June 30, 2003, our operating revenue decreased to $133.9 million from $135.1 million for the quarter ended June 30, 2002. The decrease in operating revenue was primarily due to decreased activity in our Technical Services business unit partially offset by an increase in our International Operations. Our operating expense for the quarter ended June 30, 2003 increased marginally to $118.3 million from $117.9 million for the comparable prior year quarter. The increase was primarily a result of higher labor and depreciation and amortization costs offset by lower cost of sales associated with the Technical Services business unit. As a result of the lower revenue and higher operating expense, our operating income and operating margin for the quarter ended June 30, 2003 decreased to $16.5 million and 12.3%, respectively, compared to $17.4 million and 12.9%, respectively for the quarter ended June 30, 2002.

        Net income for the quarter ended June 30, 3003 of $8.3 million represents a 12.8% decline from the prior year comparable quarter. This decrease primarily resulted from our reduced operating income and from an increase in other expense resulting from higher foreign exchange losses in the first quarter of fiscal 2004. Set forth below is a discussion of the results of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities decreased to $123.7 million during the three months ended June 30, 2003 from $124.5 million for the prior year comparable quarter while operating expenses increased slightly to $108.0 million from $107.4 million. This resulted in an operating margin of 12.7% as compared to 13.7% in the similar quarter in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations decreased by 3.4% during the current quarter from the similar quarter in the prior year primarily as a result of a 12.1% decrease in flight activity from the prior year quarter. Operating revenue did not decline at the same rate as flight hours due in part to the 7% rate increase for the Gulf of Mexico that went into effect March 2003 and is being phased-in through our fourth quarter of fiscal 2004.

        Our operating margin in our North American Operations of 10.1% for the three months ended June 30, 2003 was comparable to the margin of 10.2% for the three months ended June 30, 2002 primarily due to lower operating expenses, principally maintenance costs, offsetting the lower revenue discussed above.

        North Sea Operations. Operating revenue from our North Sea Operations decreased for the three months ended June 30, 2003 to $45.0 million, or 2.0%, from $45.9 million for the three months ended June 30, 2002. Excluding foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002, revenue from this operation decreased by 3.2%. This decrease relates to reduced activity as reflected by the reduction in flight hours of 8.5% between the current fiscal quarter and the prior year fiscal quarter.

        Operating expenses from our North Sea Operations, excluding foreign exchange effects and costs related to the assets in Italy disposed of in November 2002, decreased by 1.1%. An increase in salary costs was offset by lower maintenance and lease fees. The operating margin in our North Sea Operations remained relatively constant between the current fiscal quarter and the prior year fiscal quarter.

        International Operations. Operating revenue from International Operations increased in the quarter ended June 30, 2003 to $41.7 million, or 10.1%, from $37.9 million in the quarter ended June 30, 2002 primarily as a result of a 6.4% increase in flight activity from the prior quarter. Increases were primarily noted in Brazil, Mexico and Nigeria.

        In Brazil, flight activity and operating revenue for the quarter ended June 30, 2003 increased by 11.8% and 23.7% from the prior year comparable quarter. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal 2003 due to increased drilling activity.

        In Mexico, operating revenue was up 4.3% and flight activity increased by 5.6% for the current quarter over the prior year comparable quarter. The increase in flight activity and operating revenue was primarily due to the full quarter effect of the addition of two aircraft in June 2002 and a favorable change in the mix of aircraft.

        In Nigeria, flight activity and operating revenue for the quarter ended June 30, 2003 increased 25.6% and 17.2%, respectively over the quarter ended June 30, 2002. In connection with a July 2002 acquisition of a controlling interest in a West Africa helicopter operating company, we began to provide services to a major oil company under a five year contract. Excluding the flight activity and operating revenue related to this contract, flight activity and operating revenue would have decreased for the current fiscal quarter by 19.8% and 22.4%, respectively over the prior fiscal quarter.

        Operating expenses for our International Operations increased in the quarter ended June 30, 2003 to $35.3 million, or 13.5%, from $31.1 million in the quarter ended June 30, 2002. The increase was primarily due to higher salary costs and maintenance costs due to increased operations in our international areas. The operating margin in our International Operations decreased to 15.3% in the current quarter from 17.9% in the prior year quarter.

        Technical Services. Operating revenue for Technical Services decreased to $6.8 million during the current quarter from the $11.4 million for the similar quarter in the prior year primarily due to a reduction in work performed for the other business units and a reduction in refurbishment and engineering/design work for external customers in the current quarter. Operating expenses decreased from $10.7 million for the quarter ended June 30, 2002 to $6.7 million for the quarter ended June 30, 2003. The decrease in operating expense was due to the reduction in work discussed above. Our operating margin for Technical Services decreased to 2.1% in the current quarter from 6.5% in the prior year comparable quarter.

      Production Management Services

        Operating revenue from Production Management segment decreased by 2.8% during the three months ended June 30, 2003, as compared to the similar period in the prior year primarily due to a reduction in contract personnel revenue. Operating expenses remained constant at $11.1 million for the quarter ended June 30, 2003. Our operating margin decreased to 5.3% from 7.5% in the similar quarter in the prior year.

      Corporate and Other

        Consolidated net interest expense increased slightly during the current quarter due to the interest expense on the $230.0 million Senior Notes discussed in Note F to the consolidated financial statements. This interest was offset by $0.5 million of interest capitalized related to progress payments for our fleet and facilities renewal and refurbishment program. Other expenses increased in the current quarter in comparison to the same period in the prior year primarily due to higher foreign currency exchange losses during the current quarter. The effective income tax rate was approximately 30% for the three months ended June 30, 2003 and June 30, 2002.

Liquidity and Capital Resources

        Cash and cash equivalents were $259.4 million as of June 30, 2003, a $202.6 million increase from March 31, 2003. $196.6 million of the cash balance at June 30, 2003 is on deposit for redemption of the $190.9 million indebtedness associated with our 7 7/8% Senior Notes and our 6% Convertible Subordinated Notes. Working capital as of June 30, 2003 was $240.1 million, a $127.5 million increase from March 31, 2003. Total debt was $480.4 million as of June 30, 2003. The increase in cash and cash equivalents, working capital and debt is due primarily to the $230.0 million private placement discussed in Note F to the consolidated financial statements. The net proceeds from the private placement were received on June 20, 2003. However, the redemption of our $100.0 million 7 7/8% Senior Notes and our $90.9 million 6% Convertible Subordinated Notes did not occur until July 29, 2003.

        As of June 30, 2003, we had a £12 million ($19.8 million) revolving credit facility of which £6.0 million ($9.9 million) is only available for letters of credit, with a syndicate of United Kingdom banks that is payable on demand. We had no amounts drawn under this facility as of June 30, 2003, but did have £3.5 million ($5.8 million) of letters of credit utilized which reduced availability under the line. As of June 30, 2003, we had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2004. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. As of June 30, 2003, we had $14.0 million drawn under this facility and $5.8 million of letters of credit utilized. As the private placement was completed on June 20, 2003 and the redemption of the 7 7/8% Senior Notes and 6% Convertible Subordinated Notes did not occur until July 29, 2003, we had total debt of $480.4 million at June 30, 2003. This caused our funded debt to EBITDA ratio to exceed the maximum ratio required under the covenants of our $30 million line of credit facility. We have obtained a waiver of the violation from the bank. We are in compliance with all other covenants of its debt agreements. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

        In November 2002, our Board of Directors approved a fleet and facilities renewal and refurbishment program. Under the program, we expect to incur approximately $150.0 million of capital expenditures over the next five to seven years to replace certain of our aircraft and upgrade strategic base facilities. During the three months ended June 30, 2003, we expended $16.5 million as deposits and progress payments under this program. Subsequent to June 30, 2003, we made additional payments under this program of $3.1 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

        In May 2003, we entered into a purchase agreement with Bell Helicopter Textron Canada, Ltd. for five new medium sized aircraft. The total purchase price of the five aircraft was $30.1 million. We funded $12.2 million of the purchase price from available cash and the balance of $17.9 million was financed by the manufacturer for 90 days with interest payable at 3-month LIBOR plus 2.95%. In addition, we purchased a sixth Bell 412 for $5.3 million. These aircraft were purchased to meet the contract renewal requirements of an existing customer of our unconsolidated affiliate in Mexico, and will replace older aircraft currently being used on the contract.

        On July 11, 2003, we sold these six aircraft, at its cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan with a bank requiring monthly principal and interest payments of $346,047 and a balloon payment of $18.3 million due July 11, 2008 (the RLR Note). The RLR Note is secured by the six aircraft. We have guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we have given the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. The other RLR shareholder and us simultaneously entered into a similar agreement which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us.

        We used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the manufacturer in July 2003. No gain or loss was recognized on the sale. The short-term note is reflected in the accompanying balance sheet as current maturities of long-term debt. The aircraft costs are reflected in the balance sheet in prepaid expenses and other current assets.

        In addition, during the quarter ended June 30, 2003, we received proceeds of $1.3 million primarily from the disposition of one aircraft and purchased one medium aircraft for $6.1 million and one small aircraft for $1.0 million. These aircraft acquisitions were made to fulfill customer contract requirements. During the quarter ended June 30, 2002, we received proceeds of $0.5 million primarily from the disposition of one aircraft and purchased two small aircraft for $2.1 million and one medium aircraft for $2.5 million.

        We have the following contractual obligations and commercial commitments as of June 30, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:	(in thousands)
Long-Term Debt	$480,352	$214,466	$ 35,886	$ --	$230,000
Operating Leases	29,893	3,835	13,863	3,230	8,965
Unconditional Purchase
Obligations	90,685	34,601	56,084	--	--

Total Contractual Cash Obligations	$600,930	$252,902	$105,833	$3,230	$238,965

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commercial Commitments:	(in thousands)
Debt Guarantee	$24,794	$ --	$ --	$ --	$24,794
Letters of Credit	11,559	9,091	2,468	--	--
Other	1,069	1,069	--	--	--

Total Commercial Commitments	$37,422	$10,160	$2,468	$ --	$24,794

        In June 2003, we notified the trustees of the full redemption of our $100.0 million 7 7/8% Senior Notes due 2008 at a redemption price equal to 103.938% of the principal amount plus accrued interest of $0.3 million for a total price of $104.2 million and the full redemption of our $90.9 million 6% Convertible Subordinated Notes due 2003 at a redemption price equal to 100.86% of the principal amount plus accrued interest of $0.7 million for a total price of $92.4 million. The total redemption price of our 7 7/8% Senior Notes and 6% Convertible Subordinated Notes was $196.6 million and redemption took place on July 29, 2003. We will record a loss on the extinguishment of debt of approximately $6.2 million in the second quarter of fiscal year 2004. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the 7 7/8% Senior Notes and 6% Convertible Subordinated Notes.

Legal Matters

        The United States Environmental Protection Agency, also referred to as EPA, has in the past notified us that we are a potentially responsible party, or PRP, at three former disposal facilities that are on the National Priorities List of contaminated sites. Although we have not obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition, or results of operations.

        We are involved from time to time in various litigation and regulatory matters arising in the ordinary course of business. The amount, if any, of our ultimate liability with respect to these matters cannot be determined, but we do not expect the resolution of any pending matters to have a material adverse effect on our business, financial condition, or results of operations.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for our March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created prior to January 31, 2003, begins no later than the first fiscal year or interim period beginning after June 15, 2003. We do not expect adoption of FIN 46 to have a material impact on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We do not expect adoption of SFAS 149 to have a significant impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        We use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. Most of our revenue and expenses from North Sea Operations are denominated in British Pounds Sterling (“pound”). As of June 30, 2003, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4. Controls & Procedures

    (a)        Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

    (b)        There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this quarterly report:

Exhibit Number                 Description of Exhibit

3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company’s Form 10-K for the fiscal year ended June 30, 1989), and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company’s Form 10-K for the fiscal year ended June 30, 1990), and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company’s Form 8-K filed in December 1992), and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company’s Form 8-K filed in February 1996), and incorporated herein by reference.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company’s Form 10-K for the fiscal year ended June 30, 1996), and incorporated herein by reference.

4.1	Indenture dated as of June 20, 2003 among Offshore Logistics, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Form S-4 filed on July 18, 2003) and incorporated herein by reference.

4.2	Registration Rights Agreement dated as of June 20, 2003 between Offshore Logistics, Inc. and Credit Suisse First Boston L.L.C. Deutsche Bank Securities Inc. Robert W. Baird & Co. Incorporated Howard Weil, A Division of Legg Mason Wood Walker, Inc. Jefferies & Company, Inc. and Johnson Rice & Company L.L.C. (filed as Exhibit 4.2 to the Company's Form S-4 filed on July 18, 2003) and incorporated herein by reference.

4.3	Form of 144A Global Note representing $228,170.00 Principal Amount of 6 1/8% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Form S-4 filed on July 18, 2003) and incorporated herein by reference.

10.1	Agreement with Keith Chanter dated September 26, 1997, as amended by the Letter Agreement dated June 10, 1999. Furnished herewith.

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b)     Reports on Form 8-K:

        On June 3, 2003, the Company filed a report on Form 8-K announcing the Company’s fourth quarter and fiscal year-end 2003 results.

        On June 9, 2003, the Company filed a report on Form 8-K announcing the Company’s intention to offer a new issue of Senior Notes for sale in private placement.

        On June 18, 2003, the Company filed a report on Form 8-K announcing that the Company had priced its private placement of $230,000,000 principal amount at maturity of its 6.125% Senior Notes due 2013. In addition, the Company disclosed that it had financed $18.0 million of the purchase price of three aircraft for 90 days, which indebtedness is secured by such aircraft.

        On June 26, 2003, the Company filed a report on Form 8-K announcing the redemption of its 6% Convertible Subordinated Notes due 2003 and all of its outstanding 7 7/8% Senior Notes due 2008 on July 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC. /S/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Vice President and Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

                                        DATE: August 7, 2003

Exhibit 10.1

AGREEEMENT dated the 26th day of September 1997 between

BRISTOW HELICOPTER GROUP LIMITED a Company incorporated under the Companies Acts and having its registered office at Redhill Aerodrome, Redhill Surrey (hereinafter called “the Company”) of the first part

And

KEITH CHANTER of The Pines, Burnhams Road, Little Bookham, Surrey, KT23 3BB (hereinafter called the “Executive”) of the second part

WHEREAS the Executive is employed by the Company and it is desired to regulate the terms of the Executive’s employment with the Company.

NOW IT IS HEREBY AGREED as follows:

1. APPOINTMENT

The Company agrees to employ the Executive as a Director of the Company (“the Appointment”) and the Executive accepts the Appointment and agrees to serve the Company upon the terms set out in this Agreement and the Schedule hereto. The Executive will report directly to the Chief Executive of the Company.

2. PERIOD

The Appointment shall commence on the 12th day of August Nineteen hundred and ninety-seven and (subject to the provisions in Clause 14 for earlier termination of this Agreement) shall continue unless terminated by either:

    (i)    the Executive giving to the Company not less than 6 months previous notice in writing to that effect; or
    (ii)   the Company giving to the Executive not less than 12 months previous notice in writing to that effect.

    The appointment shall terminate upon the Executive attaining the age of 60 years.

3. DUTIES OF EXECUTIVE

    During the continuance of the Appointment the Executive:

(a)	shall perform the duties set out in the Schedule which may be amended by the Company from time to time with the agreement of the Executive;

(b)	shall devote the whole of his time, attention and skill during his agreed hours of work to the duties of the Appointment and shall faithfully, efficiently, competently and diligently perform such duties and exercise such powers as may from time to time be assigned to or vested in him and shall obey all reasonable and lawful directions given to him by or under the authority of the Board of Directors and use all reasonable endeavors to promote and extend the Company’s business, to protect and further the interest and reputation of the Company and its Associated Companies. The agreed hours of work of the Executive shall be normal business hours and such other hours may be required for the proper performance of the duties of the Appointment. The Executive shall not be entitled to receive any additional remuneration for work outside the normal hours;

(c)	may be required in pursuance of his duties hereunder to perform services not only for the Company but also for any Associated Company and without further remunerations (except as otherwise agreed) to accept such offices in any Associated Company as the Company may from time to time reasonably require;

(d)	may be required to travel within the United Kingdom and elsewhere abroad in the performance of his duties on such occasions as the Chief Executive may from time to time reasonably require. The Executive’s normal place of work shall be at Redhill or at such other place within 50 miles thereof as the Company may reasonably specify or elsewhere as agreed between the Executive and the Company;

(e)	shall not during the term of this Agreement (except with the Company’s prior consent in writing) be directly or indirectly engaged or concerned whether as principal, servant, agent, consultant or otherwise in the conduct of any other business nor shall he be directly or indirectly interested in any such business save through his holding or being interested in investments (quoted or unquoted) not representing more than five per centum of the issued securities of any class of any one company;

(f)	shall abide by the terms and conditions applicable to the Appointment as are contained in the Company Administration Manual which may be reviewed upon request and of which relevant changes will be notified when they occur.

4.	SALARY

During the continuance of the Appointment the Company shall pay to the Executive salary at the rate of £85,000 per annum or such higher rate as may from time to time be agreed such salary to be subject to review annually in accordance with the Company’s normal practice. The said salary (less tax and statutory deductions) shall be payable to the Executive by equal monthly payments in arrears each such payment being made by no later than the last day of each month. The said salary shall be deemed to accrue on a daily basis. The Executive shall also be entitled to be a member of the Company’s Executive bonus/incentive Scheme (in accordance with Company policy from time to time).

5. EXPENSES

During the continuance of the Appointment the Company shall refund to the Executive subject where appropriate to the production of vouchers, all out-of-pocket expenses reasonably incurred by him in the proper performance of his duties including (but not limited to) expenses of entertainment, hotel, subsistence and traveling in accordance with normal Company procedures.

6. HOLIDAYS

During the continuance of the Appointment the Executive shall be entitled without loss of remuneration to twenty-five working days holiday in each year (in addition to Bank and other public holidays) to be taken at such time or times as the Chief Executive may approve. Neither Saturday nor Sunday shall be regarded as a working day. For the purpose of holiday entitlement the year commences on the date of joining the Company. If employment ceases before the end of such year, any holiday taken in excess of entitlement will be evaluated and deducted from final salary payment. Holiday accrued but not taken will not normally be carried over into the subsequent year.

7. INCAPACITY

    The following are the conditions which govern payment during absence due to sickness and/or accidents.

(a)     Periods during which payment of wages or salary will be made

Payment of salary during sickness or accident absences will be made for up to 26 weeks during any one calendar year, i.e. from January to December, or any consecutive period of sickness or accident absence whichever is the greater.

(b)     Requalifying for salary payment after entitlement exhausted

For the purpose of calculating entitlement to payment of salary during sickness or accident absences, if the Executive is absent through sickness or accident at the end of a calendar year and has exhausted entitlement to payment during sickness or accident in such calendar year, (or carried entitlement for payment during a consecutive period of absence, from one calendar year to another), he shall have no entitlement to payment during sickness or accident in the next following calendar year until normal duties have been resumed for a period of 2 weeks following a certificate of fitness for duty.

(c)     Certification of sickness

A self-certified medical certificate shall be provided by the Executive from the first day of sickness or disability up to and including the 7th day. Thereafter, a medical certificate from a properly qualified medical practitioner shall be provided by the Executive at weekly or other such intervals as may be required by the Company.

8. PENSIONS & LIFE ASSURANCE

The Company shall contribute an amount equivalent to 12½% of the Executive’s salary as set out in Clause 4 to the Executive’s account in a Group Personal Pension Plan. Such payments shall be made by monthly installments. The Company shall include the Executive in the Company’s Life Assurance arrangement whereby Life Assurance benefit will be payable in an amount of four times salary as set out in Clause 4. If the Executive dies whilst in the employment of the Company payment of any benefit is subject to the insurers accepting the claim and making payment to the Company.

9. MEDICAL EXPENSES INSURANCE

The Executive and his wife shall be entitled during the period of the appointment to participate at the Company’s expense in the Company’s private medical expenses scheme subject always to the rules of such scheme.

10. PERSONAL ACCIDENT INSURANCE

Subject to the conditions set out below Personal Accident Benefit will be payable in an amount of four times salary as set out in Clause 4 if the Executive suffers accidental bodily injury during the course of employment with the Company which results in:

(i)	Death – (such benefit being additional to any life assurance payment being payable in accordance with Clause 8).

(ii)	Disablement – loss of one or two limbs (loss of use or separation above wrist or ankle).

(iii)	Disablement – loss of sight of one or both eyes (total or permanent).

(iv)	Permanent disablement from any other cause precluding the Executive from carrying out his normal duties.

   The following conditions apply:

(a)	The Company insures the benefit referred to above and accordingly the provisions of this schedule are intended only as a guide to the cover. Payment of any benefit is subject to the insurers accepting the claim and making payment to the Company.

(b)	The death or disablement must have resulted from an accident during the period of employment.

(c)	1) Immediate notice must be given to the Company of any accident likely to result in a claim under this Clause.
2) The death or disablement must have occurred within 36 months of the date of the accident.

(d)	No benefit will be payable if (amongst other things) the Executive caused or contributed to the death, disablement or accident by intentional self-injury, suicide or attempted suicide, deliberate exposure to danger (except in an attempt to save human life or prevent the destruction of property) or any criminal act. Further details of the exceptions are set out in the Company Administration Manual. However the policy wording itself should be referred to for the definitive terms and conditions.

(e)	Any benefit payable under this Clause will be paid to the Executive or his personal representatives provided that the Company may within 6 years after the accident, if the Company shall in its absolute discretion think fit, pay the benefit instead to any one or more of the wife, widow, child or children or other relations of the Executive or any other person who in the opinion of the Company was dependent on the Executive.

(f)	If any other claim against the Company in connection with the accident, death or disablement is made by the Executive, his personal representatives or any other person, then:

1)	Any benefit otherwise payable under this claim shall be reduced by any amount previously recovered in respect of such other claim.

2)	Any benefit already paid under this clause shall, to the extent of any award made against the Company in respect of such other claim, either be recoverable by the Company or set against any such award at the Company’s option.

11.	MOTOR CAR

For the purpose of enabling the Executive properly to perform his duties hereunder, subject to the Executive holding a current full drivers license the Company shall provide him with the use of a motor vehicle of such make, model and specification as shall be determined by the Company from time to time. The Company shall bear the cost of insuring, testing, taxing, repairing and maintaining the same and shall reimburse the Executive all running expenses (including petrol) of the car properly incurred by him in connection with his duties hereunder. The Executive and members of the Executive’s family (in accordance with the Company’s car policy) shall also be permitted to use the vehicle for his (and their) own private purposes including holidays. The Executive shall be reimbursed for the costs of petrol consumed (and for all other running expenses) when the vehicle is being used for private purposes in the United Kingdom. The Executive shall not take the vehicle out of the United Kingdom without the consent of the Company such consent not to be unreasonably withheld or delayed. The Executive shall at all times conform with any regulations which may from time to time be issued by the Company in regard to cars provided by the Company to its employees and in particular shall procure that the insurance cover relating to the vehicle is not prejudiced or avoided. The Executive shall return the car and its keys to the Company immediately upon termination of his employment hereunder.

12. REDRESS OF GRIEVANCE AND DISCIPLINARY RULES

The Executive’s route of appeal in respect of grievance to any employment issue will always be to the Chief Executive. Details of grievance and disciplinary procedures will be found in the Company Administration Manual.

13. NON-DISCLOSURE OF CONFIDENTIAL INFORMATION

a)	The Executive shall not directly or indirectly divulge or communicate to any person (other than those within the employment of the Company whose province is to know the same or with the prior authority of the Company) nor shall he make use of any of the trade secrets, designs, techniques, design improvements, know-how, business information, methods, lists or other confidential information of the Company or of any Associated Company or of their respective customers which he may (whether heretofore or hereafter) have received or obtained while in the service of the Company or of any Associated Company. This restriction shall continue to apply after the termination of the Appointment.

b)	The Executive shall use all reasonable endeavors to prevent the publications or disclosure of any of the trade secrets or other confidential information of the Company or of any Associated Company whether relating to its trade dealings, financial affairs or otherwise which he may have received or obtained or may hereafter receive or obtain while in the service of the Company or of any Associated Company.

14. TERMINATION

Without in any way limiting any rights of the Company this Agreement shall be subject to termination by the Company by summary notice in writing if the Executive:

(i)	shall have committed any serious breach of any term of this Agreement; or

(ii)	shall have been guilty of gross misconduct which brings the Company or any associated company into disrepute; or

(iii)	shall have been found guilty of any major criminal offense resulting in a custodial penalty; or

(iv)	shall have been permanently admitted to hospital under the provisions of any statue relating to mental health; or

(v)	shall have become bankrupt or made any formal arrangement or composition with his creditors generally.

15. PROVISIONS ON TERMINATION

All drawings, designs, photographs, plans, models, blueprints, reports, manuals, files, notes, accounts, documents or other material and all notes and memoranda of any trade secrets or confidential information of the Company of or any Associated Company as shall have been made or received by the Executive during the course of his employment (whether heretofore or hereafter) are and shall be the property of the Company and shall be surrendered by the Executive to someone duly authorized by the Company upon the termination of this Agreement or at the request of the Chief Executive at any time during the course of his employment hereunder.

16. NON-COMPETITION

a)	In this Clause the expression “the Termination Date” means the date on which this Agreement shall determine irrespective of the cause or manner.

b)	Since the Executive has obtained or is likely to obtain in the course of his employment with the Company knowledge of trade secrets, designs, design improvements, know-how, techniques, methods, lists and other confidential information relating to the Company and any Associated Company and also to their respective customers he hereby agrees that in addition to the restrictions contained in Clause 13 of this Agreement he hereby covenants and undertakes with the Company and so that each covenant and undertaking below shall be a further and separate and severable obligation and without prejudice and in addition to all other like obligations already or hereafter so undertaken by the Executive that he will not whether on his own account or jointly with or as manager, agent officer, employee, shareholder or otherwise on behalf of any other person, firm or company, and whether directly or indirectly and without the express prior written consent of the Board of Directors:

(i)	during his employment hereunder and for a period of one year following the Termination Date be engaged, concerned or interested in or associated with any business within the United Kingdom which is the same as, or competes with, any business carried on by the Company or any Associated Company on or at any time during the period of three months ending on the Termination Date (“the Relevant Business”);

             (ii)        during his employment hereunder;

(aa)	and for a period of one year following the Termination Date, within the United Kingdom carry on or be engaged, concerned or interested in the sale of goods or provision of services of a kind supplied by the Company or any Associated Company in connection with its Relevant Business, to any person, firm or company which has at the time within the period of two years preceding the Termination Date been a customer of, or in the habit of dealing with, such company for such goods or services;

(bb)	and for a period of one year following the Termination Date solicit, interfere with or endeavor to entice away from the Company or any Associated Company any person, firm or company who to his knowledge is or has during the two years preceding the Termination Date been a client, customer, correspondent or agent of, or in the habit of dealing with, such company nor enter into a partnership or any association whether directly or indirectly with any such person;

(cc)	and for a period of one year after the Termination Date, solicit, interfere with or endeavor to entice away from the Company or any Associated Company or offer to employ any person who on or during the twelve months preceding the Termination Date is or was an officer or employee of or full time consultant to, the Company or any Associated Company;

            PROVIDED ALWAYS THAT nothing in this Clause shall prohibit the Executive from holding or being interested in investments (quoted or unquoted) not representing more than five percentum of the issued securities of any class or any one company.

c)	The Executive also covenants and undertakes with the Company (for itself an as agent for each Associated Company) as a further and separate obligation as foresaid that, save in his proper performance of his duties hereunder, he will not directly or indirectly during his employment hereunder or thereafter make use of any corporate or business name which is identical or similar to or is likely to be confused with the corporate name or any business name of the Company or Associated Company or which might suggest a connection with the same.

d)	While the restrictions aforesaid are considered by both parties to be reasonable in all circumstances it is recognized that restrictions of the nature in question may fail for technical reasons unforeseen, and accordingly it is hereby declared and agreed that if any of such restrictions shall be adjudged to be void as going beyond what is reasonable in all the circumstances for the protection of the interest of the Company but would be valid if part of the wording thereof were deleted and/or the periods (if any) thereof reduced and/or area dealt with thereby reduced in scope the said restrictions shall apply with such modifications as may be necessary to make them valid and effective.

e)	The restrictions set out in this Clause 16 shall not be enforceable by the Company against the Executive in the event of the Appointment being terminated by the Company other than in accordance with the provisions of Clauses 2 and 14 of this Agreement.

17. INVENTIONS

In view of the fact that the business of the Company and of Associated Companies consists in part in the development and exploitation of inventions, techniques and methods and that it is the Executive’s responsibility to further the interests of the Company and Associated Companies in respect thereof he agrees that each and every discovery by him at any time whether before or after the date hereof but after he becomes and employee of the Company whether capable of being patented or registered or not (and whether or not made or discovered in the course of his employment hereunder) in connection with or in any way affecting or relating to the business of the Company or of any Associated Company or capable of being used or adapted for use therein or in connection therewith shall forthwith be disclosed to the Company and shall belong to and be the absolute property of the Company or such Associated Company as the Company may nominate for the purpose. The Executive hereby irremovably appoints the Company to be his authorized attorney to do all such things and to execute all such documents in his name and on his behalf as may be necessary to secure for the Company the full benefit and advantage of the rights arising under this Clause.

18.  RECONSTRUCTION OR AMALGAMATION

If this Agreement is terminated because of the liquidation of the Company for the purpose of amalgamation or reconstruction and the Executive is offered employment with such amalgamated or reconstructed company in a position and on terms (mutatis mutandis) identical in all respects to the terms of this Agreement, the Executive shall have no claim against the Company in respect of such termination.

19. DEFINITIONS

(a)	In this Agreement words and phrases defined in Section 736 of the Companies Act 1985 shall bear the same meaning.

(b)	The following expression shall for the purposes of this Agreement have the following meanings:

        “Associated Company” means any company which now or from time to time hereafter is:

(i)	a company having an ordinary share capital of which not less than 25 per centum is owned directly or indirectly by the Company or its holding company; or

(ii)	a holding company of the Company or any subsidiary of any such holding company;

        and the provisions of Section 838 of the Income and Corporation Taxes Act 1988 shall apply in determining the question of ownership; “the Schedule” means the Schedule to this Agreement which shall form part of this Agreement and be of full force and effect as though it were expressly set out in the body of this Agreement.

20. NOTICES

Notices may be given by either party by first class prepaid recorded delivery letter or by facsimile transmission or telex addressed to the other, or by personal delivery at (in the case of a notice to the Company) its registered office for the time being and (in the case of a notice to the Executive) his last known address and in the case of a letter shall be deemed to have been given 72 hours after posting and in the case of facsimile telex or personal delivery shall be deemed to have been given 09:00 a.m. on the business day following transmission or delivery as the case may be.

21.  EMPLOYMENT PROTECTION CONSOLIDATION ACT

The information contained herein constitutes a written statement of the terms of the Executive’s employment in compliance with the provisions of the Employment Protection (Consolidation) Action 1978 as amended.

22.  SURVIVAL OF AGREEMENTS

The expiration or determination of this Agreement howsoever arising shall not operate to affect such of the provisions hereof as in accordance with their terms are expressed to operate or have effect thereafter.

23. ENTIRE AGREEMENT

This Agreement is in substitution for all previous contracts of service between the Company or any Associated Company and the Executive which shall be deemed to have been terminated by mutual consent as from the date on which this Agreement is deemed to have commenced. The Executive acknowledges that he has no claim against the Company or any Associated Company (or against any of their respective assets) arising under or out of any such contract.

24.  NON-WAIVER

No failure of the Company to exercise, nor any delay in exercising, any right hereunder shall operate as a waiver of that or any other right or remedy of the Company, nor shall any partial exercise preclude any further or other exercise.

25.  PROPER LAW

This Agreement shall be governed by and construed in accordance with English Law.

IN WITNESS WHEREOF this Agreement consisting of this and the preceding 10 pages together with the Schedule is executed as follows:

Signed for BRISTOW HELICOPTER GROUP LTD	/s/ Steve Palframan
in the presence of:	Steve Palframan
/s/ Ian McIntosh
Ian McIntosh

Signed by the said KEITH CHANTER	/s/ Keith Chanter
in the presence of:	Keith Chanter
/s/ M. Johnson
M. Johnson

SCHEDULE

Job Title:                 Finance Director

Reporting to:          Chief Executive

Outline of Job:        To control, monitor and report on all financial aspects of Bristow's business

Major Responsibilities:

1.	To ensure that adequate financial control of the business is maintained at all times, and ensure that accurate records are kept for statutory and audit purposes.

2.	To arrange foreign exchange and tax planning and to ensure that all subsidiary and associated companies meet their fiscal and tax obligations both in the UK and Overseas.

3.	To ensure that suitable and accurate financial information and advice is provided for effective commercial decision making, and to make a direct personal input to these decisions.

4.	In close association with the Commercial Director to provide insight and informed advice on contract negotiation and new business evaluation.

5.	To ensure the provision or meaningful, timely and accurate performance information both internally to Bristows and externally to investors.

6.	To provide suitable and accurate budgets, forecasts and plans for the business.

7.	To develop targets for the business units for approval by the Chief Executive supported by analysis of customer and regional profitability.

8.	To develop for approval by the Chief Executive the necessary strategic long term plan to ensure the ongoing viability of business.

9.	To continuously review the financing of the Company and with the approval of the Chief Executive to negotiate with shareholders, banks, finance houses and leasing companies to ensure the capital and financial structure is kept in line with the Company’s requirements.

10.	To continuously monitor costs, and identify areas where cost savings can be achieved. To ensure that cost saving remains a high profile topic for all departments and by promulgating a rolling cost saving plan.

11.	To ensure that the systems development team is organized efficiently and given suitable priorities and that the computer hardware is run efficiently.

      BRISTOW HELICOPTER GROUP LIMITED

REGISTERD OFFICE: REDHILL AERODROME REDHILL SURREY RH1 5JZ
TELEPHONE:      (01737) 822353
FAX:                     (01737) 822694

K. Chanter Esq
50 Albert Road
Connaught Park
Bagshot
Surrey GU19 5QJ

Dear Keith,

        Further to our discussions of Friday 14th May 1999, I am pleased to set out below the principal terms agreed between us, which form a variation to your existing contract of employment with the company.

1.	You will be appointed Chief Executive and Managing Director of Bristow Helicopter Group Limited as soon as practicable. We are presently planning to achieve this by Friday 21st May 1999.

2.	Salary will be £150,000 per annum reviewable annually.

3.	Notice period will be :one year by the company :six months by the executive

4.	Pensions: Company contribution will be adjusted to 16% of salary.

5.	Car: You will retain your present car until it is due to be changed under the terms of the company scheme at which time a car will be provided, within the terms of the scheme, appropriate to your new role.

6.	Subject always to the rules of the relevant scheme in place from time to time, your children up to the age of 21 years will be entitled to participate at the Company’s expense in the Company’s private medical expenses insurance scheme.

        Except as provided above, and as provided for in this paragraph, the terms of your present contract of employment will continue to apply. It is proposed, however, to draw up a new contract of employment to bring together all appropriate elements of your present contract, together with the variations set out above, and to ensure that your new contract is drafted in accordance with modern practice. This applies in particular, but is not limited to, an update of the non-competition clause (this is Clause 16 of your present contract).

        Please sign and date a copy of this letter and return it to me to signify your agreement to these terms. I look forward to working with you in carrying the business forward at a time of considerable challenge and opportunity.

Yours sincerely /S/ P.N. Buckley —————————————— P.N. Buckley Chairman

Signature                                                                       Date

Exhibit 31.1

CERTIFICATION

I, George M. Small, CEO and President, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Offshore Logistics, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registration’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 7, 2003

/S/ George M. Small —————————————— George M. Small CEO and President

Exhibit 31.2

CERTIFICATION

I, H. Eddy Dupuis, CFO and Vice President, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Offshore Logistics, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registration’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 7, 2003

/S/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

Exhibit 32.1

CERTIFICATION UNDER SECTION 906

OF THE

SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended June 30, 2003, as filed with the Securities and Exchange Commission as of the date hereof, I, George M. Small, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ George M. Small —————————————— Name: George M. Small Title: Chief Executive Officer and President Date: August 7, 2003

Exhibit 32.2

CERTIFICATION UNDER SECTION 906

OF THE

SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended June 30, 2003, as filed with the Securities and Exchange Commission as of the date hereof, I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: August 7, 2003