Form 10-Q
period 2003-09-30
OFFSHORE LOGISTICS INC
filed 2003-11-06
CIK 73887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

OR

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

        Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 3, 2003.

22,520,921 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$139,429	$143,576	$273,322	$278,645
Gain on disposal of assets	1,374	1,966	2,231	2,253

	140,803	145,542	275,553	280,898
Operating expense:
Direct cost	102,847	105,886	202,673	206,557
Depreciation and amortization	9,195	9,344	19,299	18,285
General and administrative	8,740	8,734	17,087	17,057

	120,782	123,964	239,059	241,899

Operating income	20,021	21,578	36,494	38,999
Earnings from unconsolidated affiliates, net	3,047	1,668	4,950	3,451
Interest income	644	309	1,048	647
Interest expense	4,990	3,602	8,955	7,278
Loss on extinguishment of debt	(6,205)	--	(6,205)	--
Other income (expense), net	380	(1,485)	(1,894)	(3,229)

Income before provision for income taxes
and minority interest	12,897	18,468	25,438	32,590
Provision for income taxes	3,868	5,540	7,631	9,777
Minority interest	(529)	(445)	(1,039)	(848)

Net income	$8,500	$12,483	$16,768	$21,965

Net income per common share:
Basic	$0.38	$0.56	$0.74	$0.98

Diluted	$0.37	$0.51	$0.74	$0.90

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2003	March 31, 2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$72,902	$56,800
Accounts receivable	121,895	119,012
Inventories	122,541	118,846
Prepaid expenses and other	10,254	8,443

Total current assets	327,592	303,101
Investments in unconsolidated affiliates	35,170	27,928
Property and equipment - at cost:
Land and buildings	17,199	16,671
Aircraft and equipment	757,165	703,111

	774,364	719,782
Less: accumulated depreciation and amortization	(214,437)	(193,555)

	559,927	526,227
Other assets	48,160	48,775

	$970,849	$906,031

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Accounts payable	$27,751	$29,666
Accrued liabilities	60,583	64,181
Deferred taxes	636	33
Current maturities of long-term debt	5,681	96,684

Total current liabilities	94,651	190,564
Long-term debt, less current maturities	251,637	136,134
Other liabilities and deferred credits	127,189	120,035
Deferred taxes	88,167	81,082
Minority interest	18,481	16,555
Stockholders' Investment:
Common Stock, $.01 par value, authorized 35,000,000 shares;
outstanding 22,514,921 and 22,510,921 at September 30 and
March 31, respectively (exclusive of 1,281,050 treasury shares)	225	225
Additional paid-in capital	139,109	139,046
Retained earnings	316,266	299,498
Accumulated other comprehensive income (loss)	(64,876)	(77,108)

	390,724	361,661

	$970,849	$906,031

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$ 16,768	$21,965
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	19,299	18,285
Increase (decrease) in deferred taxes	7,242	4,983
(Gain) Loss on asset dispositions	(2,231)	(2,253)
Loss on debt extinguishment	6,205	--
Equity in earnings from unconsolidated affiliates
(over) under dividends received	(3,487)	(1,896)
Minority interest in earnings	1,039	848
(Increase) decrease in accounts receivable	1,957	(10,146)
(Increase) decrease in inventories	(885)	(3,658)
(Increase) decrease in prepaid expenses and other	3,320	(322)
Increase (decrease) in accounts payable	(3,856)	(2,600)
Increase (decrease) in accrued liabilities	(5,240)	5,461
Increase (decrease) in other liabilities and deferred credits	(3)	(1,516)

Net cash provided by (used in) operating activities	40,128	29,151

Cash flows from investing activities:
Capital expenditures	(42,553)	(11,684)
Assets purchased on behalf of affiliate	(35,394)	(26,019)
Proceeds from sale of assets to affiliate	35,394	--
Proceeds from asset dispositions	3,350	7,126
Acquisitions, net of cash received	--	(15,953)
Investments	(1,729)	--

Net cash provided by (used in) investing activities	(40,932)	(46,530)

Cash flows from financing activities:
Proceeds from borrowings	242,981	26,019
Proceeds from borrowings under credit facilities	--	14,000
Repayment of debt and payment of debt redemption premiums	(228,391)	(16,645)
Issuance of common stock	50	2,757

Net cash provided by (used in) financing activities	14,640	26,131

Effect of exchange rate changes in cash	2,266	703

Net increase (decrease) in cash and cash equivalents	16,102	9,455
Cash and cash equivalents at beginning of period	56,800	42,670

Cash and cash equivalents at end of period	$ 72,902	$52,125

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of interest capitalized	$ 7,859	$7,138
Income taxes	$ 561	$4,122

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003

NOTE A — Basis of Presentation and Consolidation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

NOTE B — Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and six months ended September 30, 2003 excluded 381,076 and 256,372 stock options, respectively, at a weighted average exercise price of $21.26 and $21.31, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and six months ended September 30, 2002 excluded 424,000 and 257,500 stock options, respectively, at a weighted average exercise price of $20.46 and $21.34, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income (thousands of dollars):
Income available to common stockholders	$8,500	$12,483	$16,768	$21,965
Interest and redemption premium on convertible debt,
net of taxes(1)	--	955	1,809	1,909

Income available to common stockholders,
plus assumed conversions	$8,500	$13,438	$18,577	$23,874

Shares:
Weighted average number of common
shares outstanding	22,514,628	22,398,223	22,512,825	22,356,507
Options	158,316	127,989	145,240	167,850
Convertible debt	--	3,976,928	2,586,090	3,976,928

Weighted average number of common
shares outstanding, plus assumed conversions	22,672,944	26,503,140	25,244,155	26,501,285

Net income per share:
Basic	$0.38	$0.56	$0.74	$0.98

Diluted	$0.37	$0.51	$0.74	$0.90

(1)     The assumed conversion of the convertible debt is anti-dilutive for the three months ended September 30, 2003.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported:	$ 8,500	$12,483	$16,768	$21,965
Stock-based employee compensation expense,
net of tax	(237)	(77)	(359)	(534)

Pro forma net income	8,263	12,406	16,409	21,431

Basic earnings per share:
Earnings per share, as reported	$0.38	$0.56	$0.74	$0.98
Stock-based employee compensation expense,
net of tax	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma basic earnings per share	$0.37	$0.55	$0.73	$0.96

Diluted earnings per share:
Earnings per share, as reported	$0.37	$0.51	$0.74	$0.90
Stock-based employee compensation expense,
net of tax	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma diluted earnings per share	$0.36	$0.50	$0.72	$0.88

NOTE C — Commitments and Contingencies

        The Company employs approximately 260 pilots in its North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both management and the union representatives agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with progress being made. Additional sessions are planned for November and December. Future sessions will continue as long as the mediator believes progress is being made. If the mediator should determine that no further progress can be made toward resolution, then the mediator can declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available then the pilots could engage in a work action that could take a variety of forms including a work stoppage.

NOTE D – Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net Income	$8,500	$12,483	$16,768	$21,965
Other Comprehensive Income:
Currency translation adjustment	1,568	7,308	12,232	24,289

Comprehensive Income	$10,068	$19,791	$29,000	$46,254

NOTE E – Subsequent Events

        In October 2003, the Company announced that it had begun a restructuring of its North Sea Operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable the Company to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, the Company will reduce staffing levels by approximately 75 positions, or 11%, of its United Kingdom workforce over a six-month period. The Company will incur approximately $5.2 million in severance and other restructuring costs. In addition, the Company is considering changes to its defined benefit pension plan to limit future service accruals through the use of a defined contribution arrangement and is currently consulting with employees regarding this matter.

NOTE F – Property and Equipment

        In conjunction with the Company’s previously announced fleet and facilities renewal and refurbishment program, the Company changed the estimated residual value of certain aircraft from 30% to 50% and changed the useful lives of certain aircraft from 7-10 years to 15 years, effective July 1, 2003. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the quarter and six months ended September 30, 2003, was a reduction in depreciation expense of $1.1 million, $0.8 million after tax. The reduction in depreciation expense increased the Company’s net income for the three and six months ended September 30, 2003 by $0.03 per diluted share.

NOTE G – Long-Term Debt

        On June 20, 2003, the Company completed a private placement of $230.0 million 6 1/8% Senior Notes due 2013. These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness. A portion of the net proceeds from the issuance and sale of these notes was used to redeem all of the Company’s outstanding 7 7/8% Senior Notes due 2008 and all of the Company’s outstanding 6% Convertible Subordinated Notes due 2003. The remaining net proceeds from the private placement were used for general corporate purposes. At the end of June 2003 the Company notified the trustees of the full redemption of its $100.0 million 7 7/8% Senior Notes due 2008 at a redemption price equal to 103.938% of the principal amount plus accrued interest of $0.3 million for a total price of $104.2 million and the full redemption of its $90.9 million 6% Convertible Subordinated Notes due 2003 at a redemption price equal to 100.86% of the principal amount plus accrued interest of $0.7 million for a total price of $92.4 million. The above redemptions took place on July 29, 2003. The Company recorded a loss on the extinguishment of debt of $6.2 million in July 2003. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the redeemed debt.

        The Company filed a registration statement on July 18, 2003, with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act. The registration statement was declared effective on August 4, 2003 and the exchange of notes was concluded on September 4, 2003.

NOTE H – Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on April 1, 2003, and determined that it had no impact on prior quarter financial statements. On July 29, 2003, the Company redeemed all of the then outstanding principal amount of its 7 7/8% Senior Notes due 2008 and its 6% Convertible Subordinated Notes due 2003 which resulted in a loss on extinguishment of debt of $6.2 million comprised of unamortized debt issuance costs and a premium payment. In accordance with SFAS No. 145 the loss on extinguishment of debt was recognized as a component of income from continuing operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company has implemented the provisions of this statement on a prospective basis for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for the Company’s March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. During the current quarter, the Company sold six aircraft, at cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by the Company and 51% by the same principal with whom the Company has other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan (the RLR Note). The RLR Note is secured by the six aircraft. The Company has guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the Company has given the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require the Company to purchase the RLR Note from the bank. The Company and the other RLR shareholder simultaneously entered into a similar agreement which requires that, in event of exercise by the bank of its put option to the Company, the other shareholder will be required to purchase 51% of the RLR Note from the Company. As of September 30, 2003 a liability of $1.1 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created before February 1, 2003, begins no later than the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS 149 did not have an impact on the Company’s financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

NOTE I – Segment Information

        The Company operates principally in two business segments: Helicopter Activities and Production Management Services. The following shows reportable segment information for the three and six months ended September 30, 2003 and 2002, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Segment operating revenue from external customers:
Helicopter Activities:
North American Operations	$38,800	$34,303	$72,936	$70,569
North Sea Operations	40,103	48,777	80,910	90,331
International Operations	41,634	40,934	83,129	78,178
Technical Services	6,491	7,538	12,032	15,386

Total Helicopter Activities	127,028	131,552	249,007	254,464
Production Management Services	12,001	11,914	23,656	23,909

Total segment operating revenue	$139,029	$143,466	$272,663	$278,373

Intersegment operating revenue:
Helicopter activities:
North American Operations	$3,884	$3,349	$7,573	$6,256
North Sea Operations	3,665	4,199	7,841	8,528
International Operations	229	677	468	1,353
Technical Services	2,776	1,629	4,048	5,211

Total Helicopter Activities	10,554	9,854	19,930	21,348
Production Management Services	17	15	35	30

Total intersegment operating revenue	$10,571	$9,869	$19,965	$21,378

Consolidated operating revenue reconciliation:
Helicopter activities:
North American Operations	$42,684	$37,652	$80,509	$76,825
North Sea Operations	43,768	52,976	88,751	98,859
International Operations	41,863	41,611	83,597	79,531
Technical Services	9,267	9,167	16,080	20,597

Total Helicopter Activities	137,582	141,406	268,937	275,812
Production Management Services	12,018	11,929	23,691	23,939
Corporate	3,068	2,837	5,951	5,886
Intersegment eliminations	(13,239)	(12,596)	(25,257)	(26,992)

Total consolidated operating revenue	$139,429	$143,576	$273,322	$278,645

Consolidated operating income reconciliation:
Helicopter activities:
North American Operations	$9,754	$4,970	$13,559	$8,954
North Sea Operations	3,319	7,202	8,698	12,741
International Operations	5,351	7,181	11,751	13,980
Technical Services	128	529	272	1,273

Total Helicopter Activities	18,552	19,882	34,280	36,948
Production Management Services	780	898	1,403	1,793
Gain on disposal of assets	1,374	1,966	2,231	2,253
Corporate	(685)	(1,168)	(1,420)	(1,995)

Total consolidated operating income	$20,021	$21,578	$36,494	$38,999

NOTE J — Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $230 million 6 1/8% Senior Notes due 2013, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Balance Sheet
September 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 11,453	$2,797	$58,652	$--	$72,902
Accounts receivable	968	42,348	83,273	(4,694)	121,895
Inventories	--	68,418	53,974	149	122,541
Prepaid expenses and other	410	3,829	6,015	--	10,254

Total current assets	12,831	117,392	201,914	(4,545)	327,592
Intercompany investment	271,257	--	--	(271,257)	--
Investments in unconsolidated affiliates	1,052	--	34,118	--	35,170
Intercompany note receivables	457,458	--	11,792	(469,250)	--
Property and equipment--at cost:
Land and buildings	135	8,686	8,378	--	17,199
Aircraft and equipment	1,483	292,836	462,846	--	757,165

	1,618	301,522	471,224	--	774,364
Less: Accumulated depreciation
and amortization	(1,351)	(93,645)	(119,441)	--	(214,437)

	267	207,877	351,783	--	559,927
Other assets	14,343	13,974	19,732	111	48,160

	$757,208	$339,243	$619,339	$(744,941)	$970,849

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$ 98	$6,111	$26,236	$(4,694)	$27,751
Accrued liabilities	457	13,188	33,506	13,432	60,583
Deferred taxes	1,079	110	12,452	(13,005)	636
Current maturities of long-term debt	--	--	5,681	--	5,681

Total current liabilities	1,634	19,409	77,875	(4,267)	94,651
Long-term debt, less current maturities	230,000	--	21,637	--	251,637
Intercompany notes payable	10,657	96,232	362,361	(469,250)	--
Other liabilities and deferred credits	1,338	2,781	123,070	--	127,189
Deferred taxes	29,549	52,629	6,415	(426)	88,167
Minority interest	18,481	--	--	--	18,481
Stockholders' investment:
Common stock	225	4,062	15,010	(19,072)	225
Additional paid in capital	139,109	51,168	8,015	(59,183)	139,109
Retained earnings	316,118	112,962	82,282	(195,096)	316,266
Accumulated other comprehensive
income (loss)	10,097	--	(77,326)	2,353	(64,876)

	465,549	168,192	27,981	(270,998)	390,724

	$757,208	$339,243	$619,339	$(744,941)	$970,849

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$ 396	$96,593	$176,333	$--	$273,322
Intercompany revenue	--	5,621	1,004	(6,625)	--
Gain on disposal of assets	--	229	2,002	--	2,231

	396	102,443	179,339	(6,625)	275,553
Operating expenses:
Direct cost	--	74,921	127,752	--	202,673
Intercompany expense	8	996	5,140	(6,144)	--
Depreciation and amortization	118	6,300	12,881	--	19,299
General and administrative	3,215	4,907	9,446	(481)	17,087

	3,341	87,124	155,219	(6,625)	239,059

Operating income	(2,945)	15,319	24,120	--	36,494
Earnings from unconsolidated affiliates, net	15,976	--	4,950	(15,976)	4,950
Interest income	20,651	7	940	(20,550)	1,048
Interest expense	8,580	--	20,925	(20,550)	8,955
Loss on extinguishment of debt	(6,205)	--	--	--	(6,205)
Other income (expense), net	(306)	(7)	(1,581)	--	(1,894)

Income before provision for income
taxes and minority interest	18,591	15,319	7,504	(15,976)	25,438
Allocation of consolidated income taxes	784	4,595	2,252	--	7,631
Minority interest	(1,039)	--	--	--	(1,039)

Net income	$ 16,768	$10,724	$5,252	$(15,976)	$16,768

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$ (16,062)	$40,425	$19,493	$(3,728)	$40,128

Cash flows from investing activities:
Capital expenditures	(9)	(40,363)	(2,181)	--	(42,553)
Proceeds from asset dispositions	--	522	2,828	--	3,350
Assets purchased on behalf of affiliates	(17,869)	(6,217)	(11,308)	--	(35,394)
Proceeds from sale of assets to affiliates	17,869	6,217	11,308	--	35,394
Investments	--	--	(1,729)	--	(1,729)

Net cash provided by (used in)
investing activities	(9)	(39,841)	(1,082)	--	(40,932)

Cash flows from financing activities:
Proceeds from borrowings	242,981	--	50	(50)	242,981
Repayment of debt and payment of debt
redemption premiums	(231,289)	--	(880)	3,778	(228,391)
Issuance of common stock	50	--	--	--	50

Net cash provided by (used in) financing
activities	11,742	--	(830)	3,728	14,640

Effect of exchange rate changes in cash	--	--	2,266	--	2,266

Net increase (decrease) in cash and
cash equivalents	(4,329)	584	19,847	--	16,102
Cash and cash equivalents
at beginning of period	15,782	2,213	38,805	--	56,800

Cash and cash equivalents
at end of period	$ 11,453	$2,797	$58,652	$--	$72,902

NOTE J – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Balance Sheet
March 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,782	$2,213	$38,805	$--	$56,800
Accounts receivable	1,860	35,442	86,414	(4,704)	119,012
Inventories	--	66,278	52,575	(7)	118,846
Prepaid expenses and other	305	2,999	5,139	--	8,443

Total current assets	17,947	106,932	182,933	(4,711)	303,101
Intercompany investment	264,498	--	--	(264,498)	--
Investments in unconsolidated affiliates	--	--	27,928	--	27,928
Intercompany notes receivable	409,544	--	13,883	(423,427)	--
Property and equipment--at cost:
Land and buildings	135	8,517	8,019	--	16,671
Aircraft and equipment	1,474	253,458	448,179	--	703,111

	1,609	261,975	456,198	--	719,782
Less: Accumulated depreciation
and amortization	(1,238)	(87,876)	(104,441)	--	(193,555)

	371	174,099	351,757	--	526,227
Other assets	10,080	13,985	24,599	111	48,775

	$702,440	$295,016	$601,100	$(692,525)	$906,031

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$540	$7,306	$26,524	$(4,704)	$29,666
Accrued liabilities	4,175	14,488	45,518	--	64,181
Deferred taxes	33	--	--	--	33
Current maturities of long-term debt	90,921	--	5,763	--	96,684

Total current liabilities	95,669	21,794	77,805	(4,704)	190,564
Long-term debt, less current maturities	114,000	--	22,134	--	136,134
Intercompany notes payable	14,078	63,485	345,864	(423,427)	--
Other liabilities and deferred credits	285	2,785	116,965	--	120,035
Deferred taxes	24,429	49,482	7,171	--	81,082
Minority interest	16,555	--	--	--	16,555
Stockholders' investment:
Common stock	225	4,062	12,117	(16,179)	225
Additional paid in capital	139,046	51,168	8,015	(59,183)	139,046
Retained earnings	299,505	102,240	80,881	(183,128)	299,498
Accumulated other comprehensive
income (loss)	(1,352)	--	(69,852)	(5,904)	(77,108)

	437,424	157,470	31,161	(264,394)	361,661

	$702,440	$295,016	$601,100	$(692,525)	$906,031

NOTE J – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$273	$94,540	$183,832	$--	$278,645
Intercompany revenue	--	3,924	1,332	(5,256)	--
Gain on disposal of assets	8	826	1,419	--	2,253

	281	99,290	186,583	(5,256)	280,898
Operating expenses:
Direct cost	--	75,670	130,887	--	206,557
Intercompany expense	19	1,312	3,444	(4,775)	--
Depreciation and amortization	273	5,718	12,294	--	18,285
General and administrative	2,960	4,721	9,857	(481)	17,057

	3,252	87,421	156,482	(5,256)	241,899

Operating income	(2,971)	11,869	30,101	--	38,999
Earnings from unconsolidated affiliates, net	17,997	--	3,451	(17,997)	3,451
Interest income	17,470	20	375	(17,218)	647
Interest expense	7,246	--	17,250	(17,218)	7,278
Other income (expense), net	(373)	61	(2,917)	--	(3,229)

Income before provision for income
taxes and minority interest	24,877	11,950	13,760	(17,997)	32,590
Allocation of consolidated income taxes	2,064	3,585	4,128	--	9,777
Minority interest	(848)	--	--	--	(848)

Net income	$21,965	$8,365	$9,632	$(17,997)	$21,965

NOTE J – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(15,550)	$4,472	$24,229	$16,000	$29,151

Cash flows from investing activities:
Capital expenditures	(73)	(6,309)	(5,302)	--	(11,684)
Assets purchased on behalf of affiliate	--	--	(26,019)	--	(26,019)
Proceeds from asset dispositions	14	2,114	4,998	--	7,126
Acquisitions, net of cash received	--	--	(15,953)	--	(15,953)

Net cash provided by (used in)
investing activities	(59)	(4,195)	(42,276)	--	(46,530)

Cash flows from financing activities:
Proceeds from borrowings from affiliate	--	--	42,019	(16,000)	26,019
Proceeds from borrowings under credit
facilities	14,000	--	--	--	14,000
Repayment of debt	--	--	(16,645)	--	(16,645)
Issuance of common stock	2,757	--	--	--	2,757

Net cash provided by (used in) financing
activities	16,757	--	25,374	(16,000)	26,131

Effect of exchange rate changes in cash	--	--	703	--	703

Net increase (decrease) in cash and
cash equivalents	1,148	277	8,030	--	9,455
Cash and cash equivalents
at beginning of period	10,579	2,708	29,383	--	42,670

Cash and cash equivalents
at end of period	$11,727	$2,985	$37,413	$--	$52,125

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Offshore Logistics, Inc.:

We have reviewed the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of September 30, 2003, the related consolidated statements of income for the three-month and six-month periods ended September 30, 2003 and 2002, and the related consolidated statements of cash flows for the six-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New Orleans, Louisiana
October 24, 2003

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

Forward-Looking Statements

        This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words. All statements in this Form 10-Q other than statements of historical fact or historical financial results are forward-looking statements.

        Our forward-looking statements reflect our views and assumptions on the date of this Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in our Form 10-K for the year ended March 31, 2003; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; the possibility that we are unable to achieve the cost savings and the operational and managerial efficiencies anticipated in our North Sea Operations; that the cost of the North Sea restructuring program exceeds management estimates; that we are unable to effect changes to the Bristow defined benefit pension plan which would reduce our future benefit cost; that the possible transfer of North Sea search and rescue and technical services into a joint venture does not occur or, even if it does, that we are unable to achieve a more aligned management structure and the joint venture does not experience an increase in the success rate on winning new contracts; changes in North Sea market conditions that would reverse that area’s current downward trend; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; competition; unionization; unfavorable resolution of our labor mediation efforts; the ability to obtain insurance; failure to maintain an acceptable safety record; failure to attract and retain qualified personnel; weather related and seasonal fluctuations; and environmental regulations and liabilities.

        All forward-looking statements in this Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Form 10-Q. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

     •   North American Operations;
     •   North Sea Operations;
     •   International Operations;
     •   and Technical Services.

        For the six months ended September 30, 2003, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 27%, 30%, 30%, and 4%, respectively, of our operating revenue. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the six months ended September 30, 2003.

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

        Demand for our helicopter services in the North Sea in support of oil and gas production (excluding Search and Rescue and Norway) has declined in the current fiscal year as evidenced by a 14.6% decrease in flight hours for the six months ended September 30, 2003 compared to the six months ended September 30, 2002. We are not aware of any changes in market conditions that would reverse this downward trend. Therefore, the demand for our helicopter services in the North Sea in support of oil and gas production may continue to decline in the forth-coming quarters.

        In October 2003, we announced that we had begun a restructuring of our North Sea Operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable us to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, we will reduce staffing levels by approximately 75 positions, or 11%, of our United Kingdom workforce over a six-month period. We will incur approximately $5.2 million in severance and other restructuring costs. However, the reductions will generate approximately $1.0 million in savings during the remainder of fiscal 2004, increasing in fiscal 2005, to approximately $4.6 million on an annualized basis, primarily from decreased salary costs. In addition, we are considering changes to our defined benefit pension plan to limit future service accruals through the use of a defined contribution arrangement and are currently consulting with employees regarding this matter. These changes will result in a reduction of benefit costs related to future service provided by employees, the effect of which has not been considered in the savings quantified above. Finally, in order to better align core competencies and management resources and increase the chances of success on future contract opportunities, we are exploring the possible transfer of our search and rescue and technical services operations into one of our existing joint ventures.

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

        In addition to our variable operating expenses, we incur fixed charges for depreciation of our property and equipment. For accounting purposes, we depreciate our helicopters on a straight-line basis over their estimated useful lives to an estimated residual value of 30% to 50% of their original cost. We generally estimate the life of a helicopter to be seven, 10 or 15 years depending on its size and condition. We estimate the residual value of our helicopters based on the type of the aircraft. In conjunction with our previously announced fleet and facilities renewal and refurbishment program, we changed the residual value estimate of certain aircraft and the useful lives estimate of certain aircraft, effective July 1, 2003. This will more closely reflect the actual salvage values realized and useful lives experienced by us. The effect of this change was a reduction in depreciation expense of $1.1 million, $0.8 million net of tax, for the three and six months ended September 30, 2003 (See Note F to the consolidated financial statements for further discussion).

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Operating revenue	$139,429	$143,576	$273,322	$278,645
Gain on disposal of assets	1,374	1,966	2,231	2,253
Operating expenses	(120,782)	(123,964)	(239,059)	(241,899)

Operating income	20,021	21,578	36,494	38,999
Earnings from unconsolidated affiliates, net	3,047	1,668	4,950	3,451
Interest income (expense), net	(4,346)	(3,293)	(7,907)	(6,631)
Loss on extinguishment of debt	(6,205)	--	(6,205)	--
Other income (expense), net	380	(1,485)	(1,894)	(3,229)

Income before provision for income taxes
and minority interest	12,897	18,468	25,438	32,590
Provision for income taxes	3,868	5,540	7,631	9,777
Minority interest	(529)	(445)	(1,039)	(848)

Net income	$8,500	$12,483	$16,768	$21,965

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except flight hours)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	34,147	31,905	65,025	67,020
North Sea Operations	11,742	13,143	23,143	25,609
International Operations	22,311	21,766	43,218	41,411
Technical Services	544	319	757	717

Total	68,744	67,133	132,143	134,757

Operating revenue:
Helicopter Activities:
North American Operations	$42,684	$37,652	$80,509	$76,825
North Sea Operations	43,768	52,976	88,751	98,859
International Operations	41,863	41,611	83,597	79,531
Technical Services	9,267	9,167	16,080	20,597
Less: Intercompany	(8,858)	(8,369)	(16,493)	(18,299)

Total	128,724	133,037	252,444	257,513
Production Management Services	12,018	11,929	23,691	23,939
Corporate	3,068	2,837	5,951	5,886
Less: Intersegment	(4,381)	(4,227)	(8,764)	(8,693)

Consolidated total	$139,429	$143,576	$273,322	$278,645

Operating income:
Helicopter Activities:
North American Operations	$9,754	$4,970	$13,559	$8,954
North Sea Operations	3,319	7,202	8,698	12,741
International Operations	5,351	7,181	11,751	13,980
Technical Services	128	529	272	1,273

Total	18,552	19,882	34,280	36,948
Production Management Services	780	898	1,403	1,793
Corporate	(685)	(1,168)	(1,420)	(1,995)
Gain on disposal of assets	1,374	1,966	2,231	2,253

Consolidated total	$20,021	$21,578	$36,494	$38,999

Operating margin:
Helicopter Activities:
North American Operations	22.9%	13.2%	16.8%	11.7%
North Sea Operations	7.6%	13.6%	9.8%	12.9%
International Operations	12.8%	17.3%	14.1%	17.6%
Technical Services	1.4%	5.8%	1.7%	6.2%
Total	14.4%	14.9%	13.6%	14.3%
Production Management Services	6.5%	7.5%	5.9%	7.5%
Consolidated total	14.4%	15.0%	13.4%	14.0%

Quarter ended September 30, 2003 compared to Quarter ended September 30, 2002

      Consolidated Results

        During the quarter ended September 30, 2003, our operating revenue decreased to $139.4 million from $143.6 million for the quarter ended September 30, 2002. The decrease in operating revenue was primarily due to decreased activity in our North Sea Operations partially offset by an increase in our North American Operations. Our operating expense for the quarter ended September 30, 2003 decreased to $120.8 million from $124.0 million for the comparable prior year quarter. The decrease was primarily a result of a $1.1 million reduction in depreciation costs due to the change in salvage value and useful lives on certain aircraft types (see Note F to the consolidated financial statements for further discussion) and a reduction in costs related to the assets in Italy disposed of in November 2002. As a result of the above our operating income and operating margin for the quarter ended September 30, 2003 decreased to $20.0 million and 14.4%, respectively, compared to $21.6 million and 15.0%, respectively for the quarter ended September 30, 2002.

        Net income for the quarter ended September 30, 2003 of $8.5 million represents a 31.9% decline from the prior year comparable quarter. This decrease primarily resulted from the loss on debt extinguishments of $6.2 million further discussed in Note G to the consolidated financial statements. Set forth below is a discussion of the results of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities decreased to $128.7 million during the three months ended September 30, 2003 from $133.0 million for the prior year comparable quarter while operating expenses decreased to $110.2 million from $113.2 million. This resulted in an operating margin of 14.4% for the quarter ended September 30, 2003 as compared to 14.9% in the similar quarter in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 13.4% during the current quarter from the similar quarter in the prior year primarily as a result of a 7.0% increase in flight activity from the prior year quarter. Operating revenue increased at a higher rate than flight hours due in part to the 7% rate increase for the Gulf of Mexico that went into effect March 2003 and is being phased-in through our fourth quarter of fiscal 2004.

        Operating expenses from our North American Operations increased to $32.9 million for the three months ended September 30, 2003 from $32.7 million for the three months ended September 30, 2002. Excluding the effect on depreciation expense of the change in salvage value and useful lives on certain aircraft types, operating expenses for the current fiscal quarter would have been $33.8 million. Operating expenses increased principally due to higher labor and insurance costs in the current fiscal quarter.

        The operating margin in our North American Operations increased to 22.9% for the three months ended September 30, 2003 compared to the margin of 13.2% for the three months ended September 30, 2002 primarily due to higher operating revenue from increased activity offsetting the slightly higher operating expenses. Additionally, the reduction in depreciation expense due to the change in salvage value and useful lives on certain aircraft had a favorable impact on the operating margin for the current quarter.

        North Sea Operations. Operating revenue from our North Sea Operations decreased for the three months ended September 30, 2003 to $43.8 million, or 17.4%, from $53.0 million for the three months ended September 30, 2002. Excluding foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002, revenue from this operation decreased by 9.0%. This decrease relates to reduced activity as reflected by the reduction in flight hours of 10.7% between the current fiscal quarter and the prior year fiscal quarter.

        Operating expenses from our North Sea Operations, excluding foreign exchange effects and costs related to the assets in Italy disposed of in November 2002, increased by 1.0%. An increase in salary costs was offset by lower maintenance costs. The lower operating revenue and higher operating expenses resulted in a decrease in the operating margin in our North Sea Operations to 7.6% for the three months ended September 30, 2003 from 13.6% for the three months ended September 30, 2002.

        International Operations. Operating revenue from International Operations increased in the quarter ended September 30, 2003 to $41.9 million from $41.6 million in the quarter ended September 30, 2002 partially due to a 2.5% increase in flight activity from the prior quarter. Increases were primarily noted in Brazil and Mexico.

        In Brazil, flight activity and operating revenue for the quarter ended September 30, 2003 increased by 45.3% and 52.0% from the prior year comparable quarter. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal 2003 due to increased drilling activity.

        In Mexico, operating revenue was up 1.0% and flight activity increased by 4.7% for the current quarter over the prior year comparable quarter. The increase in flight activity was primarily due to the addition of two aircraft in the current quarter. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly the revenue from these aircraft is no longer consolidated in our results. Instead we record the 49% equity from the unconsolidated affiliate in the earnings from unconsolidated affiliates, which for the quarter ended September 30, 2003, was $0.7 million.

        In Nigeria, customer flight hours decreased while operating revenue increased for the three months ended September 30, 2003 by 3.1% and 10.5%, respectively over the same period last year. This results from the decrease in flight activity with one customer that furnishes its own aircraft (not reflected in hours), offset by an increase in hours on other contracts. Operating margins were virtually unchanged.

        Operating expenses for our International Operations increased in the quarter ended September 30, 2003 to $36.5 million, or 6.0%, from $34.4 million in the quarter ended September 30, 2002. The increase was primarily due to higher salary costs and maintenance costs from increased operations in our international areas. The operating margin in our International Operations decreased to 12.8% in the current quarter from 17.3% in the prior year quarter primarily due to the increase in operating expenses discussed above.

        Technical Services. Operating revenue for Technical Services increased marginally to $9.3 million during the current quarter from $9.2 million for the similar quarter in the prior year. Operating expenses increased from $8.6 million for the quarter ended September 30, 2002 to $9.1 million for the quarter ended September 30, 2003. The increase in operating expense was due to higher labor costs. Our operating margin for Technical Services decreased to 1.4% in the current quarter from 5.8% in the prior year comparable quarter.

        Production Management Services

        Operating revenue from our Production Management segment remained constant at $12.0 million between the three months ended September 30, 2003 and the similar period in the prior year. Operating expenses increased by 1.9% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 primarily due to higher transportation costs. The increase in operating expenses caused a decline in our operating margin to 6.5% from 7.5% in the similar quarter in the prior year.

        Corporate and Other

        Earnings from unconsolidated affiliates increased to $3.0 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002 primarily due to improvements in the earnings from unconsolidated affiliates accounted for under the equity method. Consolidated net interest expense increased during the current quarter due to the interest expense on the $230.0 million Senior Notes for the current quarter and interest expense on the 6% Convertible Subordinated Notes and on the 7 7/8% Senior Notes for one month of the current quarter. See Note G to the consolidated financial statements for further discussion. This interest was offset by $0.3 million of interest capitalized in the current quarter related to progress payments for our fleet and facilities renewal and refurbishment program and $0.3 million of interest income from the investment of the proceeds of the Senior Notes for approximately one month. A loss on extinguishment of debt of $6.2 million was recognized related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes. Other income increased in the current quarter in comparison to the same period in the prior year primarily due to lower foreign exchange losses. The effective income tax rate was approximately 30% for the three months ended September 30, 2003 and September 30, 2002.

Six months ended September 30, 2003 compared to Six months ended September 30, 2002

      Consolidated Results

        During the six months ended September 30, 2003, our operating revenue decreased to $273.3 million from $278.6 million for the six months ended September 30, 2002. The decrease in operating revenue was primarily due to decreased activity in our North Sea Operations and Technical Services business unit. Our operating expense for the six months ended September 30, 2003 decreased to $239.1 million from $241.9 million for the comparable prior year period. This resulted in a decrease in our operating income and operating margin for the six months ended September 30, 2003 to $36.5 million and 13.4%, respectively, from $39.0 million and 14.0%, respectively for the six months ended September 30, 2002.

        Net income for the six months ended September 30, 2003 decreased to $16.8 million from $22.0 million in the prior year comparable period. This decrease primarily resulted from our reduced operating income and from the loss on extinguishment of debt of $6.2 million further discussed in Note G to the consolidated financial statements. Set forth below is a discussion of the results of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities decreased to $252.4 million during the six months ended September 30, 2003 from $257.5 million for the prior year comparable period while operating expenses decreased to $218.2 million from $220.6 million. This resulted in an operating margin of 13.6% as compared to 14.3% in the similar period in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 4.8% during the six months ended September 30, 2003 from the similar period in the prior year while flight activity decreased by 3.0% from the prior year period. The increase in operating revenue with a decline in flight hours is due in part to the 7% rate increase for the Gulf of Mexico that went into effect March 2003 and is being phased-in through our fourth quarter of fiscal 2004.

        Operating expenses from our North American Operations decreased to $67.0 million for the current period from $67.9 million for the prior year period. Excluding the effect of the change in salvage value and useful lives on certain aircraft types on depreciation expense, operating expenses for the six months ended September 30, 2003 would have been $67.8 million.

        The result of our higher revenue and lower operating expenses was an increase in our operating margin in our North American Operations to 16.8% for the six months ended September 30, 2003 from 11.7% for the six months ended September 30, 2002.

        North Sea Operations. Operating revenue from our North Sea Operations decreased for the six months ended September 30, 2003 to $88.8 million, or 10.2%, from $98.9 million for the six months ended September 30, 2002. Excluding foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002, revenue from this operation decreased by 6.2%. This decrease relates to reduced activity as reflected by the reduction in flight hours of 9.6% between the current period and the prior year period.

        Operating expenses from our North Sea Operations, excluding foreign exchange effects and costs related to the assets in Italy disposed of in November 2002, remained constant between the six months ended September 30, 2003 and the prior year comparable period. The operating margin in our North Sea Operations decreased to 9.8% for the six months ended September 30, 2003 compared to 12.9% for the six months ended September 30, 2003.

        International Operations. Operating revenue from International Operations increased for the six months ended September 30, 2003 to $83.6 million, or 5.1%, from $79.5 million in the six months ended September 30, 2002 primarily as a result of a 4.4% increase in flight activity from the prior period. Increases were primarily noted in Brazil, Mexico and Nigeria.

        In Brazil, flight activity and operating revenue for the six months ended September 30, 2003 increased by 27.7% and 37.2% from the prior year comparable period. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal 2003 due to increased drilling activity.

        In Mexico, operating revenue was up 2.6% and flight activity increased by 5.1% for the six months ended September 30, 2003 over the six months ended September 30, 2002. The increase in flight activity was primarily due to the addition of two aircraft in the second quarter of fiscal 2004. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly the revenue from these aircraft is no longer consolidated in our results. Instead we record the 49% equity from the unconsolidated affiliate in earnings from unconsolidated affiliates, which for the six months ended September 30, 2003 was $0.7 million.

        In Nigeria, customer flight hours and operating revenue increased for the six months ended September 30, 2003 by 17.6% and 24.1%, respectively over the same period last year. This increase resulted primarily from the acquisition of a controlling interest in a West African operating company in July 2002, when we began to provide services to a major oil company under a five year contract. Excluding this activity and revenue related to this contract, customer flight hours decreased while operating revenue increased for the six month end September 30, 2003 by 17.6% and 3.5%, respectively over the same period last year. This results from the decrease in flight activity with one customer that furnishes its own aircraft (not reflected in hours), offset by an increase in hours on other contracts. Operating margins were virtually unchanged.

        Operating expenses for our International Operations increased in the six months ended September 30, 2003 to $71.8 million, or 9.6%, from $65.6 million in the six months ended September 30, 2002. The increase was primarily due to higher salary costs and maintenance costs from increased operations in our international areas. The operating margin in our International Operations decreased to 14.1% in the current period from 17.6% in the prior period.

        Technical Services. Operating revenue for Technical Services decreased to $16.1 million during the six months ended September 30, 2003 from $20.6 million for the six months ended September 30, 2002 primarily due to a reduction in refurbishment and engineering/design work for external customers. Operating expenses decreased from $19.3 million for the six months ended September 30, 2002 to $15.8 million for the six months ended September 30, 2003. The decrease in operating expense was due to the reduction in work discussed above. Our operating margin for Technical Services decreased to 1.7% in the current period from 6.2% in the prior year comparable period.

        Production Management Services

        Operating revenue from our Production Management segment decreased by 1.0% during the six months ended September 30, 2003, as compared to the similar period in the prior year primarily due to a reduction in contract personnel revenue. Operating expenses increased slightly to $22.3 million for the six months ended September 30, 2003 compared to $22.1 million for the six months ended September 30, 2002. Our operating margin decreased to 5.9% for the six months ended September 30, 2003 from 7.5% in the similar period in the prior year.

        Corporate and Other

        Earnings from unconsolidated affiliates increased to $5.0 million for the six months ended September 30, 2003 from $3.5 million for the six months ended September 30, 2002 primarily due to improvements in the earnings from unconsolidated affiliates accounted for under the equity method. Consolidated net interest expense increased for the six months ended September 30, 2003 due to the interest expense on the $230.0 million Senior Notes and interest expense on the 6% Convertible Subordinated Notes and on the 7 7/8% Senior Notes. See Note G to the consolidated financial statements for further discussion. This interest was offset by $0.8 million of interest capitalized in the current period related to progress payments for our fleet and facilities renewal and refurbishment program and $0.3 million of interest income from the investment of the proceeds of the Senior Notes for approximately one month. A loss on extinguishment of debt of $6.2 million was recognized related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes. Other expense decreased for the six months ended September 30, 2003 compared to the same period in the prior year primarily due to lower foreign exchange losses. The effective income tax rate was approximately 30% for the six months ended September 30, 2003 and September 30, 2002.

Liquidity and Capital Resources

        Cash and cash equivalents were $72.9 million as of September 30, 2003, a $16.1 million increase from March 31, 2003. Working capital as of September 30, 2003 was $232.9 million, a $120.4 million increase from March 31, 2003. Total debt was $257.3 million as of September 30, 2003.

        As of September 30, 2003, we had a £12 million ($19.9 million) revolving credit facility of which £6.0 million ($10.0 million) is only available for letters of credit, with a United Kingdom bank that is payable on demand and matures on December 31, 2003. We had no amounts drawn under this facility as of September 30, 2003, but did have £3.2 million ($5.3 million) of letters of credit utilized which reduced availability under the line. Management is in the process of renewing the line of credit and expects it to be finalized before December 31, 2003. As of September 30, 2003, we had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2005. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. As of September 30, 2003, we had no amounts drawn under this facility but did have $5.9 million of letters of credit utilized which reduced availability under the line. Subsequent to September 30, 2003, we issued an additional letter of credit in the amount of $0.7 million which further reduced availability under the line. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

        Included in deferred taxes on the consolidated balance sheet, we have an accrual of $14.0 million relating to tax exposures resulting from our tax treatment of aircraft maintenance expenditures. The UK tax authorities have argued that this amount relates to prior years and is currently due. Although we are disputing this, it is possible that the whole or a significant part of this amount will become payable in fiscal 2004.

        In November 2002, our Board of Directors approved a fleet and facilities renewal and refurbishment program. Under the program, we expect to incur approximately $150.0 million of capital expenditures over the next five to seven years to replace certain of our aircraft and upgrade strategic base facilities. During the six months ended September 30, 2003, we expended $29.2 million as deposits and progress payments under this program. Subsequent to September 30, 2003, we made additional payments under this program of $0.7 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

        In May 2003, we entered into a purchase agreement with Bell Helicopter Textron Canada, Ltd. for five new medium sized aircraft. The total purchase price of the five aircraft was $30.1 million. We funded $12.2 million of the purchase price from available cash and the balance of $17.9 million was financed by the manufacturer for 90 days with interest payable at 3-month LIBOR plus 2.95%. In addition, we purchased a sixth Bell 412 for $5.3 million. These aircraft were purchased to meet the contract renewal requirements of an existing customer of our unconsolidated affiliate in Mexico, and replaced older aircraft currently being used on the contract.

        On July 11, 2003, we sold these six aircraft, at our cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan with a bank requiring monthly principal and interest payments of $346,047 and a balloon payment of $18.3 million due July 11, 2008 (the RLR Note). The RLR Note is secured by the six aircraft. We have guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we have given the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. The other RLR shareholder and us simultaneously entered into a similar agreement which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of September 30, 2003, a liability of $1.1 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits.

        We used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the manufacturer in July 2003. No gain or loss was recognized on the sale.

        In addition, during the six months ended September 30, 2003, the Company received proceeds of $3.4 million primarily from the disposition of four aircraft and purchased one medium aircraft for $6.1 million and one small aircraft for $1.0 million. These aircraft acquisitions were made to fulfill customer requirements. During the six months ended September 30, 2002, the Company received proceeds of $7.1 million from the disposition of nine aircraft and purchased two small aircraft for $2.1 million and one medium aircraft for $2.5 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

        We have the following contractual obligations and commercial commitments as of September 30, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt	$257,318	$5,681	$21,637	$--	$230,000
Operating Leases	28,938	2,696	13,986	3,243	9,013
Unconditional Purchase
Obligations	78,631	31,288	47,343	--	--

Total Contractual Cash Obligations	$364,887	$39,665	$82,966	$3,243	$239,013

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Other Commercial Commitments:
Debt Guarantee	$25,987	$--	$--	$ --	$25,987
Letters of Credit	11,196	8,926	2,270	--	--
Other	1,072	1,072	--	--	--

Total Commercial Commitments	$38,255	$9,998	$2,270	$ --	$25,987

        On July 29, 2003, we redeemed all of our $100.0 million 7 7/8% Senior Notes due 2008 at a redemption price equal to 103.938% of the principal amount plus accrued interest of $0.3 million for a total price of $104.2 million and the full redemption of our $90.9 million 6% Convertible Subordinated Notes due 2003 at a redemption price equal to 100.86% of the principal amount plus accrued interest of $0.7 million for a total price of $92.4 million. The total redemption price of our 7 7/8% Senior Notes and 6% Convertible Subordinated Notes was $196.6 million. We recorded a loss on the extinguishment of debt of $6.2 million in the second quarter of fiscal year 2004. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the 7 7/8% Senior Notes and 6% Convertible Subordinated Notes.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have an impact on our financial statements.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We implemented SFAS No. 145 on April 1, 2003, and determined that it had no impact on prior quarter financial statements. On July 29, 2003, we redeemed all of the then outstanding principal amount of our 7 7/8% Senior Notes due 2008 and our 6% Convertible Subordinated Notes due 2003 which resulted in a loss on extinguishment of debt of $6.2 million comprised of unamortized debt issuance costs and a premium payment. In accordance with SFAS No. 145 the loss on extinguishment of debt was recognized as a component of income from continuing operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. We have implemented the provisions of this statement on a prospective basis for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for our March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. During the current quarter, we sold six aircraft, at cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan (the RLR Note). The RLR Note is secured by the six aircraft. We guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we gave the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. The other RLR shareholder and us simultaneously entered into a similar agreement which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of September 30, 2003 a liability of $1.1 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity or SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created before February 1, 2003, begins no later than the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS 149 did not have an impact on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        We use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. Most of our revenue and expenses from North Sea Operations are denominated in British Pounds Sterling (“pound”). As of September 30, 2003, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4. Controls and Procedures

    (a)        Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

    (b)        There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders.

(a)         The annual meeting of stockholders was held on September 15, 2003.

(c)        Matters voted on at the meeting included:

          1.     For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld

Peter N. Buckley	19,525,338	516,886
Stephen J. Cannon	19,712,226	329,998
Jonathan H. Cartwright	19,500,998	541,226
David M. Johnson	19,736,461	305,763
Kenneth M. Jones	19,295,189	747,035
Pierre H. Jungels, CBE	19,735,981	306,243
George M. Small	19,524,522	517,702
Ken C. Tamblyn	19,713,421	328,803
Robert W. Waldrup	19,737,126	305,098
Howard Wolf	19,499,413	542,811

2. Proposal to approve the Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. The results were as follows:

For	Against	Abstain

18,110,351	1,895,620	36,252

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this quarterly report:

Exhibit Number               Description of Exhibit

3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company’s Form 10-K for the fiscal year ended June 30, 1989), and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company’s Form 10-K for the fiscal year ended June 30, 1990), and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company’s Form 8-K filed in December 1992), and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company’s Form 8-K filed in February 1996), and incorporated herein by reference.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company’s Form 10-K for the fiscal year ended June 30, 1996), and incorporated herein by reference.

10.1	Offshore Logistics, Inc. 2003 Non-qualified Stock Option Plan for Non-employee Directors. Furnished herewith.

15.1	Letter from KPMG LLP dated November 5, 2003, regarding unaudited interim financial information. Furnished herewith.

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b)     Offshore Logistics, Inc. filed the following reports on Form 8-K during the three months ended September 30, 2003:

Date of Event Reported                    Item(s) Reported

August 7, 2003                                Item 7 & 12*

            *The information in the Form 8-K furnished pursuant to Item 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC. /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Vice President and Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

                                             DATE: November 5, 2003

EXHIBIT 10.1

OFFSHORE LOGISTICS, INC.

2003 NONQUALIFIED STOCK OPTION PLAN
FOR NON-EMPLOYEE DIRECTORS

1. Purpose of the Plan

        The Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan For Non-employee Directors (the ‘Plan”) is intended to promote the interests of Offshore Logistics, Inc., a Delaware corporation (the “Company”), and its shareholders by helping to attract and retain the services of experienced and knowledgeable non-employee directors and by providing an opportunity for ownership by non-employee directors of shares of common stock of the Company, $0.01 par value (the “Common Stock”). Options granted under the Plan (collectively the “Options” and in the singular an “Option”) will be Options which do not constitute incentive stock options, within the meaning of Section 422A(b) of the Internal Revenue Code of 1986, as amended (the “Code”).

2. Administration of Plan

        The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the “Board”). Subject to the terms of the Plan, the Compensation Committee of the Board (the “Committee”) shall have the power to interpret the provisions and supervise the administration of the Plan. All decisions made by the Committee pursuant to the provisions of the Plan shall be made by a majority of its members at a duly held regular or special meeting or by written consent of all members of the Committee in lieu of any such meeting.

3. Option Agreements

        Each Option granted under the Plan shall be evidenced by an agreement (the “Option Agreement”) in such form as shall have been approved by the Committee. The Option Agreement shall be subject to the terms, provisions, and conditions of the Plan and may contain such other terms, provisions, and conditions that are not inconsistent with the Plan as the Committee shall determine.

4. Grant of Options

        As of the date of the Company’s annual meeting of stockholders in each year that the Plan remains in effect, commencing with the 2003 annual meeting of stockholders, each director of the Company who is not otherwise an employee of the Company or any of the Company’s subsidiaries, as that term is defined in Section 424(f) of the Code (each of whom is referred to herein as a “Non-employee Director”), who is elected or reelected to the Board or who otherwise continues to serve as a director of the Company as of the close of such meeting shall be granted, without the exercise of discretion on the part of any person or persons, an Option to purchase 5,000 shares of Common Stock; provided, however, that no Options shall be granted to a Non-employee Director in a particular year if such Non-employee Director missed 50% or more of the aggregate number of meetings of the Board and committees on which he served during the twelve months preceding the annual meeting for such year. If, as of such annual meeting date of any year that the Plan is in effect, there are not sufficient shares available under this Plan to allow for the grant to each Non-employee Director of Options for the number of shares provided herein, each Non-employee Director shall receive Options for his pro rata share of the total number of shares of Common Stock available under the Plan.

5. Shares Subject to the Plan

        Subject to adjustments as provided in Section 11, the aggregate number of shares of Common Stock reserved for issuance pursuant to the exercise of Options granted under this Plan is 250,000. Such shares may consist of authorized but unissued shares of Common Stock or previously issued shares of Common Stock reacquired by the Company. Any of such shares which remain unissued and which are not subject to outstanding Options at the termination of the Plan shall cease to be reserved for the purposes of the Plan, but until termination of the Plan the Company shall at all times reserve a sufficient number of shares to meet the requirements of the Plan. Should any Option hereunder expire or terminate prior to its exercise in full, the shares theretofore subject to such Option may again be subject to an Option granted under the Plan. Exercise of an Option shall result in a decrease in the number of shares of Common Stock which may thereafter be available, both for purposes of the Plan and for sale to any one individual, by the number of shares as to which the Option is exercised.

6. Option Price

        The exercise price of each Option shall be the fair market value of the Common Stock subject to such Option on the Date of Grant. For the purposes of this Plan, the following terms shall have the following meanings:

    (a)        “Date of Grant” means the date of the annual meeting of stockholders on which such Option is granted.

    (b)        The “fair market value” of a share of Common Stock on a particular date shall be deemed to be the average of the high and low composite prices for a share of Common Stock on the New York Stock Exchange (the “Exchange”) on such day or, if no sales of the Common Stock were made on that day, the average of the high and low composite prices for a share of Common Stock on the next preceding day on which sales were made on the Exchange.

7. Term of Plan

        The Plan shall be effective as of September 15, 2003, if stockholder approval of the Plan is obtained at the 2003 annual meeting of the stockholders of the Company. Except with respect to Options then outstanding, if not sooner terminated under the provisions to Section 16 of this Plan, the Plan shall terminate upon and no further Options shall be granted after the date of the annual meeting of stockholders held in 2012.

8. Procedure for Exercise

        No option granted under this Plan may be exercised, and the shares subject to each Option may not be purchased, for a period of six (6) months after the Date of Grant of such Option. Thereafter, Options shall be exercised by written notice to the Company setting forth the number of shares with respect to which the Option is to be exercised and specifying the address to which the certificates for such shares are to be mailed. Such notice shall be accompanied by cash or certified check or bank draft payable to the order of the Company in an amount equal to the option price per share multiplied by the number of shares of Common Stock as to which the Option is then being exercised or, at the election of the Non-employee Director who holds such Option, accompanied by Common Stock held by the Non-employee Director equal in value to the full amount of the option price (or any combination of cash or such Common Stock). For purposes of determining the amount, if any, of the option price satisfied by payment in Common Stock, such Common Stock shall be valued at its fair market value on the date of exercise in accordance with Section 6(b) of this Plan. Any Common Stock delivered in satisfaction of all or a portion of the option price shall be appropriately endorsed for transfer and assigned to the Company. No fraction of a share of Common Stock shall be issued by the Company upon exercise of an Option or accepted by the Company in payment of the purchase price thereof. As promptly as practicable after receipt of such written notification and payment, the Company shall deliver to the Non-employee Director one or more certificates representing in the aggregate the number of shares with respect to which such Option was exercised, issued in the Non-employee Director’s name; provided, however, that such delivery shall be deemed to have occurred for all purposes when a stock transfer agent of the Company shall have deposited such certificates in the United States mail, addressed to the Non-employee Director, at the address specified pursuant to this Section 8.

        In addition, payment for any shares subject to an Option may also be made by delivering a properly executed exercise notice to the Company, together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds to pay the purchase price. To facilitate the foregoing, the Company may enter into agreements for coordinated procedures with one or more brokerage firms.

        Options shall expire ten years from the Date of Grant of such Option unless such Option terminates prior thereto pursuant to the provisions of the Plan or of the respective Option Agreement.

9. Assignability

        An Option shall not be assignable or otherwise transferable by the Non-employee Director holding such Options except by will or by the laws of descent and distribution, and may be exercised during such Non-employee Director’s lifetime only by that Non-employee Director. No transfer of an Option by a Non-employee Director by will or by the laws of descent and distribution shall be effective to bind the Company unless the Company shall have been furnished with written notice of the transfer and an authenticated copy of the will and such other evidence as the Board may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of such Option.

10. No Rights as Shareholder

        No Non-employee Director shall have any rights as a stockholder with respect to shares covered by an Option until the date of issuance of a stock certificate representing such shares. Except as provided in Section 11 of this Plan, no adjustment for dividends, or otherwise, shall be made if the record date therefore is prior to the date of issuance of such certificate.

11. Recapitalization or Reorganization

    (a)        The existence of the Plan and the Options granted hereunder shall not affect in any way the right or power of the Company or its stockholders to make or authorize any adjustment, recapitalization, reorganization or other change in the Company’s capital structure or its business, or any merger or consolidation of the Company, or any issue of debt or equity securities ranking prior to or affecting the Common Stock or the rights attendant thereto, or the dissolution or liquidation of the Company, or any sale, lease, exchange or other disposition of all or any part of the Company’s assets or business or any other corporate act or proceeding, whether of a similar or dissimilar nature.

    (b)        The shares with respect to which options may be granted hereunder are shares of Common Stock of the Company as presently constituted. If, and whenever, prior to the delivery by the Company of all of the shares of the Common Stock which are subject to Options granted hereunder, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, a stock split, a combination of shares, a recapitalization or other increase or reduction of the number of shares of the Common Stock outstanding without receiving consideration therefore in money, services or property, the number of shares of Common Stock available under this Plan and the number of shares of Common Stock with respect to which Options granted hereunder may thereafter be exercised shall (i) in the event of an increase in the number of outstanding shares, be proportionately increased, and the option price payable per share shall be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares, be proportionately reduced, and the option price payable per share shall be proportionately increased.

    (c)        If the Company is reorganized, merged or consolidated or is otherwise a party to a plan of exchange with another corporation pursuant to which reorganization, merger, consolidation or plan of exchange shareholders of the Company receive any shares of Common Stock or other securities or if the Company shall distribute (“Spin Off”) securities of another corporation to its shareholders, there shall be substituted for the shares subject to the unexercised portions of outstanding Options granted hereunder an appropriate number of shares of (i) each class of stock or other securities which were distributed to the shareholders of the Company in respect of such shares in the case of a reorganization, merger, consolidation or plan of exchange, or (ii) in the case of a Spin Off, the securities distributed to shareholders of the Company together with shares of Common Stock, such number of shares or securities to be determined in accordance with the provisions of Section 425 of the Code (or other applicable provisions of the Code or regulations issued thereunder which may from time to time govern the treatment of stock options in such a transaction); provided, however, that all such Options may be canceled by the Company as of the effective date of a reorganization, merger, consolidation, plan of exchange or Spin Off, or any dissolution or liquidation of the Company, by giving notice to each Non-employee Director of the Company’s intention to do so and by permitting the purchase for a period of at least thirty days during the sixty days next preceding such effective date of all of the shares subject to such outstanding Options, without regard to the installment provisions (if any) set forth in the Option Agreements governing such Options; and provided further that in the event of a Spin Off, the Company may, in lieu of substituting securities or accelerating and canceling Options as contemplated above, elect (A) to reduce the purchase price for each share of Stock subject to an outstanding Option by an amount equal to the fair market value, as determined in accordance with the provisions of Section 6(b), of the securities distributed in respect of each outstanding share of Common Stock in the Spin Off or (B) to reduce proportionately the purchase price per share and to increase proportionately the number of shares of Common Stock subject to each Option in order to reflect the economic benefits inuring to the shareholders of the Company as a result of the Spin Off.

    (d)        Except as otherwise expressly provided in this Plan, the issuance by the Company of shares of stock of any class or securities convertible into or exchangeable for shares of stock of any class, for cash, property, labor or services, upon the direct sale, upon the exercise of rights or warrants to subscribe therefore, or upon conversion of shares or obligations of the Company convertible into or exchangeable for such shares or other securities, and in any case whether or not for fair value, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Common Stock subject to Options theretofore granted or the exercise price per share.

12. Termination of Option

    (a)        Upon the optionee’s ceasing to be a Non-employee Director of the Company for cause (as hereinafter defined), such optionee’s Options shall terminate immediately. For purposes of this Section, “cause” shall mean a breach of such Non-employee Director’s fiduciary duty as a director of the Company or such Non-employee Director’s conviction of a felony or a crime involving moral turpitude.

    (b)        Upon an optionee’s ceasing to be a Non-employee Director as a result of retirement, disability or death, or such optionee’s becoming employed by the Company or a subsidiary of the Company, the period during which such optionee may exercise any outstanding portion of his Options shall not exceed (i) one year from the date of retirement, disability or death or (ii) three months from the date such employment begins; provided, however that should that optionee die during such three-month period, such Options shall terminate one year from the date of employment. Notwithstanding the foregoing, however, in no event shall the period during which such Options may be exercised extend beyond the expiration of the term of such Options.

    (c)        Upon an optionee’s ceasing to be a Non-employee Director for any reason other than for cause (as hereinabove defined) or as a result of retirement, disability, death or his employment by the Company or a subsidiary, the optionee shall be entitled to exercise any outstanding portion of his Options for a period of three months from the date the optionee ceases to be a Non-employee Director; provided, however, that should such optionee die during such three-month period, such Options shall terminate one year from the date such optionee ceased to be a Non-employee Director.

13. Compliance with Law; Purchase for Investment

        No shares shall be issuable upon the exercise of an Option unless the Company shall have determined that the issuance complies with applicable law. Unless the Options and shares of Common Stock subject to this Plan have been registered under the Securities Act of 1933, as amended, no shares shall be issuable upon exercise of an Option unless the Company has determined that such registration is unnecessary and, if deemed necessary by the Company, each person exercising an Option under this Plan has represented in writing that he is acquiring such shares for his own account for investment and not with a view to, or for sale in connection with, the distribution of any part thereof. The Company may require that any certificates of shares issued upon exercise of an Option bear a legend restricting transfer thereof on such terms as the Company may determine, and the Company may instruct its transfer agent to “stop transfer” of any such shares on such terms as it deems appropriate.

14. Taxes

    (a)        The Company may make such provisions as it deems appropriate for the withholding of any taxes if the Company determines such withholding is required in connection with the grant or exercise of any Options.

    (b)        Any Non-employee Director may pay all or any portion of the taxes required to be withheld by the Company or paid by him in connection with the exercise of an Option by electing to have the Company withhold shares of Common Stock, or by delivering previously owned shares of Common Stock, having a fair market value, determined in accordance with Section 6(b), equal to the amount required to be withheld or paid. A Non-employee Director must make the foregoing election on or before the date that the amount of tax to be withheld is determined (“Tax Date”). All such elections are irrevocable and subject to disapproval by the Board and are subject to the following additional restrictions: (i) such election may not be made within six months of the grant of an Option, provided that this limitation shall not apply in the event of death or disability; and (ii) such election must be made either six months or more prior to the Tax Date or in a window period commencing on the third business day following the Company’s release of a quarterly or annual summary statement of sales and earnings and ending on the twelfth business day following such release. Where the Tax Date in respect of an Option is deferred until six months after exercise and the Non-employee Director elects share withholding, the full amount of shares of Common Stock will be issued or transferred to him upon exercise of the Option, but he shall be unconditionally obligated to tender back to the Company the number of shares necessary to discharge the Company’s withholding obligation or his estimated tax obligation on the Tax Date.

15. Government Regulations

        This Plan, the grant and exercise of Options hereunder, and the obligation of the Company to sell and deliver shares under such Options, shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required. Notwithstanding any other provision of the Plan or any Option Agreement to the contrary, the Plan shall be administered and interpreted in order that the Plan, and the grant and exercise of Options under the Plan, shall comply with the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, as amended from time to time.

16.     Amendment or Termination of the Plan

        The Board in its discretion may terminate the Plan at any time with respect to any shares for which Options have not theretofore been granted. The Board shall have the right to alter or amend the Plan or any part thereof from time to time; provided, that no change to any Option may be made which would impair the rights of the Non-employee Director holding that Option without the consent of that Non-employee Director; and provided, further, that the Board may not make any alteration or amendment which would materially increase the benefits accruing to participants under the Plan, increase the aggregate number of shares which may be issued pursuant to the provisions of the Plan, change the class of individuals eligible to receive Options under the Plan or extend the term of the Plan, without the approval of the stockholders of the Company.

EXHIBIT 15.1

Offshore Logistics, Inc.
Lafayette, Louisiana

Re: Registration Statements No. 33-87450, No. 33-50946 and No. 333-100017 on Form S-8.

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated October 24, 2003 related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

New Orleans, Louisiana
November 5, 2003

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

Dated: November 5, 2003

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

Dated: November 5, 2003

/s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended September 30, 2003, as filed with the Securities and Exchange Commission as of the date hereof, I, George M. Small, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George M. Small —————————————— Name: George M. Small Title: Chief Executive Officer and President Date: November 5, 2003

EXHIBIT 32.2

CERTIFICATION UNDER SECTION 906

OF THE

SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended September 30, 2003, as filed with the Securities and Exchange Commission as of the date hereof, I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: November 5, 2003