Form 10-Q
period 2003-12-31
OFFSHORE LOGISTICS INC
filed 2004-02-11
CIK 73887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or of such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

        Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of February 2, 2004.

        22,586,421 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$138,715	$140,187	$412,037	$418,832
Gain (loss) on disposal of assets	357	(946)	2,588	1,307

	139,072	139,241	414,625	420,139
Operating expense:
Direct cost	107,551	101,555	310,224	308,112
Depreciation and amortization	9,778	9,575	29,077	27,860
General and administrative	10,973	9,170	28,060	26,227

	128,302	120,300	367,361	362,199

Operating income	10,770	18,941	47,264	57,940
Earnings from unconsolidated affiliates, net	1,930	3,277	6,880	6,728
Interest income	280	474	1,328	1,121
Interest expense	3,818	3,615	12,773	10,893
Loss on extinguishment of debt	--	--	(6,205)	--
Other income (expense), net	(4,352)	(1,244)	(6,246)	(4,473)

Income before provision for income taxes
and minority interest	4,810	17,833	30,248	50,423
Provision for income taxes	1,444	5,350	9,075	15,127
Minority interest	(576)	(465)	(1,615)	(1,313)

Net income	$2,790	$12,018	$19,558	$33,983

Net income per common share:
Basic	$0.12	$0.53	$0.87	$1.52

Diluted	$0.12	$0.49	$0.86	$1.39

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2003	March 31, 2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79,225	$56,800
Accounts receivable	125,265	119,012
Inventories	131,535	118,846
Prepaid expenses and other	8,841	8,443

Total current assets	344,866	303,101
Investments in unconsolidated affiliates	37,772	27,928
Property and equipment - at cost:
Land and buildings	25,802	16,671
Aircraft and equipment	778,282	703,111

	804,084	719,782
Less: accumulated depreciation and amortization	(227,434)	(193,555)

	576,650	526,227
Other assets	46,238	48,775

	$1,005,526	$906,031

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Accounts payable	$29,153	$29,666
Accrued liabilities	69,293	64,181
Deferred taxes	1,025	33
Current maturities of long-term debt	995	96,684

Total current liabilities	100,466	190,564
Long-term debt, less current maturities	251,383	136,134
Other liabilities and deferred credits	136,494	120,035
Deferred taxes	84,084	81,082
Minority interest	20,438	16,555
Stockholders' Investment:
Common Stock, $.01 par value, authorized 35,000,000 shares;
outstanding 22,583,921 and 22,510,921 at December 31 and
March 31, respectively (exclusive of 1,281,050 treasury shares)	226	225
Additional paid-in capital	140,383	139,046
Retained earnings	319,056	299,498
Accumulated other comprehensive income (loss)	(47,004)	(77,108)

	412,661	361,661

	$1,005,526	$906,031

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$19,558	$33,983
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	29,077	27,860
Increase (decrease) in deferred taxes	2,778	8,482
Gain on asset dispositions	(2,588)	(1,307)
Loss on extinguishment of debt	6,205	--
Equity in earnings from unconsolidated affiliates
over (under) dividends received	(4,459)	(3,575)
Minority interest in earnings	1,615	1,313
(Increase) decrease in accounts receivable	4,782	(17,591)
(Increase) decrease in inventories	(5,484)	(7,483)
(Increase) decrease in prepaid expenses and other	7,438	571
Increase (decrease) in accounts payable	(4,353)	1,903
Increase (decrease) in accrued liabilities	1,844	8,207
Increase (decrease) in other liabilities and deferred credits	311	(2,031)

Net cash provided by (used in) operating activities	56,724	50,332

Cash flows from investing activities:
Capital expenditures	(53,806)	(41,454)
Assets purchased on behalf of affiliate	(35,394)	(26,019)
Proceeds from sale of assets to affiliate	35,394	26,019
Proceeds from asset dispositions	4,758	17,575
Acquisitions, net of cash received	--	(15,953)
Investments	(1,729)	--

Net cash provided by (used in) investing activities	(50,777)	(39,832)

Cash flows from financing activities:
Proceeds from borrowings	242,981	45,286
Repayment of debt and payment of debt redemption premiums	(233,384)	(48,391)
Issuance of common stock	1,147	2,926

Net cash provided by (used in) financing activities	10,744	(179)

Effect of exchange rate changes in cash	5,734	2,312

Net increase (decrease) in cash and cash equivalents	22,425	12,633
Cash and cash equivalents at beginning of period	56,800	42,670

Cash and cash equivalents at end of period	$79,225	$55,303

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of interest capitalized	$14,794	$10,076
Income taxes	$6,929	$6,733

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

NOTE A — Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003 (1)	2002
Net income (thousands of dollars):
Income available to common stockholders	$2,790	$12,018	$19,558	$33,983
Interest on convertible debt, net of taxes	--	955	--	2,864

Income available to common stockholders,
plus assumed conversions	$2,790	$12,973	$19,558	$36,847

Shares:
Weighted average number of common
shares outstanding	22,555,042	22,498,903	22,526,949	22,404,145
Options	253,210	164,144	170,065	165,775
Convertible debt	--	3,976,928	--	3,976,928

Weighted average number of common
shares outstanding, plus assumed conversions	22,808,252	26,639,975	22,697,014	26,546,848

Net income per share:
Basic	$0.12	$0.53	$0.87	$1.52

Diluted	$0.12	$0.49	$0.86	$1.39

(1)     The assumed conversion of the convertible debt redeemed in July 2003 is anti-dilutive for the nine months ended December 31, 2003.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income, as reported:	2,790	12,018	19,558	33,983
Stock-based employee compensation expense,
net of tax	(428)	(163)	(788)	(179)

Pro forma net income	2,362	11,855	18,770	33,804

Basic earnings per share:
Earnings per share, as reported	$0.12	$0.53	$0.87	$1.52
Stock-based employee compensation expense,
net of tax	(0.02)	(0.01)	(0.03)	(0.01)

Pro forma basic earnings per share	$0.10	$0.52	$0.84	$1.51

Diluted earnings per share:
Earnings per share, as reported	$0.12	$0.49	$0.86	$1.39
Stock-based employee compensation expense,
net of tax	(0.02)	(0.01)	(0.03)	(0.01)

Pro forma diluted earnings per share	$0.10	$0.48	$0.83	$1.38

NOTE C — Commitments and Contingencies

        The Company employs approximately 260 pilots in its North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both management and the union representatives agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In January 2004, the Company made its last offer to the union which was termed not acceptable, citing primarily issues associated with pay and benefits. It appears the parties may have reached an impasse and the mediator has scheduled no additional negotiating sessions. If the mediator and the NMB should determine that no further progress can be made toward resolution, then the NMB can declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage. The Company has contingency plans in place to respond to possible work actions by the pilots.

NOTE D – Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Net Income	$2,790	$12,018	$19,558	$33,983
Other Comprehensive Income (Loss):
Currency translation adjustment and other	17,872	9,929	30,104	34,218

Comprehensive Income	$20,662	$21,947	$49,662	$68,201

NOTE E – Property and Equipment

        In conjunction with the Company’s previously announced fleet and facilities renewal and refurbishment program, the Company changed the estimated residual value of certain aircraft from 30% to 50% and changed the useful lives of certain aircraft from 7-10 years to 15 years, effective July 1, 2003. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the quarter ended December 31, 2003, was a reduction in depreciation expense of $1.1 million, $0.8 million after tax. The effect of this change for the nine months ended December 31, 2003, was a reduction in depreciation expense of $2.2 million, $1.5 million after tax. The reduction in depreciation expense increased the Company’s net income for the three and nine months ended December 31, 2003 by $0.03 and $0.07 per diluted share, respectively.

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

NOTE G – Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

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

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for the Company’s March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. In July 2003, the Company sold six aircraft, at cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by the Company and 51% by the same principal with whom the Company has other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan (the RLR Note) secured by the six aircraft. The Company has guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the Company has given the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require the Company to purchase the RLR Note from the bank. The Company and the other RLR shareholder simultaneously entered into a similar agreement which requires that, in event of exercise by the bank of its put option to the Company, the other shareholder will be required to purchase 51% of the RLR Note from the Company. As of December 31, 2003 a liability of $1.0 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

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

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

        In December 2003, the FASB published a revision to Interpretation 46 (“FIN 46R”) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R is effective by the end of the first reporting period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s consolidated financial statements.

NOTE H – Segment Information

        The Company operates principally in two business segments: Helicopter Activities and Production Management Services. The following shows reportable segment information for the three and nine months ended December 31, 2003 and 2002, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Segment operating revenue from external customers:
Helicopter activities:
North American Operations	$35,107	$34,369	$108,044	$104,938
North Sea Operations	38,277	43,928	119,187	134,259
International Operations	45,908	42,347	129,037	120,525
Technical Services	6,585	7,546	18,618	22,932

Total Helicopter Activities	125,877	128,190	374,886	382,654
Production Management Services	12,597	11,820	36,253	35,729

Total segment operating revenue	$138,474	$140,010	$411,139	$418,383

Intersegment operating revenue:
Helicopter activities:
North American Operations	$4,309	$3,792	$11,881	$10,048
North Sea Operations	4,806	3,935	12,647	12,463
International Operations	230	675	698	2,028
Technical Services	8,021	2,161	12,068	7,372

Total Helicopter Activities	17,366	10,563	37,294	31,911
Production Management Services	14	17	49	47

Total intersegment operating revenue	$17,380	$10,580	$37,343	$31,958

Consolidated operating revenue reconciliation:
Helicopter activities:
North American Operations	$39,416	$38,161	$119,925	$114,986
North Sea Operations	43,083	47,863	131,834	146,722
International Operations	46,138	43,022	129,735	122,553
Technical Services	14,606	9,707	30,686	30,304

Total Helicopter Activities	143,243	138,753	412,180	414,565
Production Management Services	12,611	11,837	36,302	35,776
Corporate	2,925	2,904	8,877	8,790
Intersegment eliminations	(20,064)	(13,307)	(45,322)	(40,299)

Total consolidated operating revenue	$138,715	$140,187	$412,037	$418,832

Consolidated operating income reconciliation:
Helicopter activities:
North American Operations	$7,070	$5,727	$20,628	$14,681
North Sea Operations	(437)	6,783	8,261	19,524
International Operations	4,907	6,436	16,656	20,416
Technical Services	1,023	1,237	1,296	2,510

Total Helicopter Activities	12,563	20,183	46,841	57,131
Production Management Services	540	686	1,942	2,479
Gain (loss) on disposal of assets	357	(946)	2,588	1,307
Corporate	(2,690)	(982)	(4,107)	(2,977)

Total consolidated operating income	$10,770	$18,941	$47,264	$57,940

NOTE I – Restructuring Charges

        In October 2003, the Company announced that it had begun a restructuring of its United Kingdom based operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable the Company to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, the Company will reduce staffing levels by approximately 100 positions, or 11% of its United Kingdom workforce over a nine-month period. The Company will ultimately incur approximately £1.9 million ($3.3 million) in severance costs and approximately £0.4 million ($0.7 million) in other restructuring costs. For the three and nine months ended December 31, 2003, the Company has incurred to date approximately £1.3 million ($2.4 million) in severance costs and approximately £0.3 million ($0.6 million) in other restructuring costs. Approximately £0.5 million ($1.0 million) of costs incurred to date are included in Direct Cost in the consolidated income statement and have been allocated to the Helicopter Activities segment, specifically the North Sea business unit, while the remaining £1.1 million ($2.0 million) are included in General and Administrative costs in the consolidated income statement and were allocated to Corporate.

        The balance of the accrued restructuring charges recorded in connection with the restructuring of the Company’s United Kingdom based operations at December 31, 2003 was as follows:

	Employee Severance And Other Related Benefits	Other Restructuring Costs	Total
	(in thousands)
Restructuring Costs, incurred to date	$2,404	$602	$3,006
Cash payments	(196)	(176)	(372)

Accrual balance at December 31, 2003	$2,208	$426	$2,634

        The accrual balance at December 31, 2003 is expected to be paid in the next three quarters.

NOTE J – Subsequent Events

        During January 2004, the Company amended its only defined benefit pension plans covering certain United Kingdom and other overseas employees. The amendment, which is effective February 1, 2004, essentially removes the defined benefit feature for a participant’s future services and replaces it with a defined contribution arrangement. Under the new defined contribution feature, the Company will contribute 5% of a participant’s non-variable salary to a defined contribution section of the plans. The participant will be required to contribute a minimum of 5% of non-variable salary. Participants were also given the option to transfer out of the plans. In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the above change to the plans constitutes a “curtailment” of benefits and accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the amendment the Company had a deferred prior service benefit in the range of £11.6 million to £12.3 million ($20.7 million to $22.0 million) related to prior plan amendments. This amount will be recorded as a gain in the Company’s fourth fiscal quarter.

NOTE K – Supplemental Condensed Consolidating Financial Information

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

NOTE K – Supplemental Condensed Consolidating Financial Statements

Supplemental Condensed Consolidating Balance Sheet
December 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,548	$5,951	$58,726	$--	$79,225
Accounts receivable	4,504	40,766	87,300	(7,305)	125,265
Inventories	--	69,102	62,284	149	131,535
Prepaid expenses and other	220	2,166	6,455	--	8,841

Total current assets	19,272	117,985	214,765	(7,156)	344,866
Intercompany investment	260,792	--	--	(260,792)	--
Investments in unconsolidated affiliates	947	--	36,825	--	37,772
Intercompany note receivables	488,440	--	12,001	(500,441)	--
Property and equipment--at cost:
Land and buildings	135	17,140	8,527	--	25,802
Aircraft and equipment	1,464	287,884	488,934	--	778,282

	1,599	305,024	497,461	--	804,084
Less: accumulated depreciation
and amortization	(1,376)	(94,240)	(131,818)	--	(227,434)

	223	210,784	365,643	--	576,650
Other assets	14,959	13,970	17,198	111	46,238

	$784,633	$342,739	$646,432	$(768,278)	$1,005,526

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$247	$6,078	$26,358	$(3,530)	$29,153
Accrued liabilities	3,073	13,984	39,506	12,730	69,293
Deferred taxes	649	--	13,381	(13,005)	1,025
Current maturities of long-term debt	--	--	995	--	995

Total current liabilities	3,969	20,062	80,240	(3,805)	100,466
Long-term debt, less current maturities	230,000	--	21,383	--	251,383
Intercompany notes payable	10,871	90,780	398,790	(500,441)	--
Other liabilities and deferred credits	1,297	3,136	132,061	--	136,494
Deferred taxes	30,660	54,846	2,076	(3,498)	84,084
Minority interest	20,438	--	--	--	20,438
Stockholders' investment:
Common stock	226	4,062	19,856	(23,918)	226
Additional paid in capital	140,383	51,168	7,323	(58,491)	140,383
Retained earnings	318,908	118,685	74,354	(192,891)	319,056
Accumulated other comprehensive
income (loss)	27,881	--	(89,651)	14,766	(47,004)

	487,398	173,915	11,882	(260,534)	412,661

	$784,633	$342,739	$646,432	$(768,278)	$1,005,526

NOTE K – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$631	$144,620	$266,786	$--	$412,037
Intercompany revenue	--	9,107	1,333	(10,440)	--
Gain on disposal of assets	--	610	1,978	--	2,588

	631	154,337	270,097	(10,440)	414,625
Operating expenses:
Direct cost	--	112,530	197,694	--	310,224
Intercompany expense	8	1,324	8,386	(9,718)	--
Depreciation and amortization	162	9,444	19,471	--	29,077
General and administrative	5,146	7,543	16,093	(722)	28,060

	5,316	130,841	241,644	(10,440)	367,361

Operating income	(4,685)	23,496	28,453	--	47,264
Earnings from unconsolidated affiliates, net	15,822	--	6,985	(15,927)	6,880
Interest income	31,435	14	1,401	(31,522)	1,328
Interest expense	12,178	2	32,115	(31,522)	12,773
Loss on extinguishment of debt	(6,205)	--	--	--	(6,205)
Other income (expense), net	(767)	(15)	(5,464)	--	(6,246)

Income before provision for income
taxes and minority interest	23,422	23,493	(740)	(15,927)	30,248
Allocation of consolidated income taxes	2,249	7,048	(222)	--	9,075
Minority interest	(1,615)	--	--	--	(1,615)

Net income (loss)	$19,558	$16,445	$(518)	$(15,927)	$19,558

NOTE K – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(14,068)	$49,566	$24,954	$(3,728)	$56,724

Cash flows from investing activities:
Capital expenditures	(9)	(47,652)	(6,145)	--	(53,806)
Proceeds from asset dispositions	4	1,824	2,930	--	4,758
Assets purchased on behalf of affiliates .	(17,869)	(6,217)	(11,308)	--	(35,394)
Proceeds from sale of assets to affiliate	17,869	6,217	11,308	--	35,394
Investments	--	--	(1,729)	--	(1,729)

Net cash provided by (used in)
investing activities	(5)	(45,828)	(4,944)	--	(50,777)

Cash flows from financing activities:
Proceeds from borrowings	242,981	--	50	(50)	242,981
Repayment of debt and payment of debt
redemption premiums	(231,289)	--	(5,873)	3,778	(233,384)
Issuance of common stock	1,147	--	--	--	1,147

Net cash provided by (used in) financing
activities	12,839	--	(5,823)	3,728	10,744

Effect of exchange rate changes in cash	--	--	5,734	--	5,734

Net increase (decrease) in cash and
cash equivalents	(1,234)	3,738	19,921	--	22,425
Cash and cash equivalents
at beginning of period	15,782	2,213	38,805	--	56,800

Cash and cash equivalents
at end of period	$14,548	$5,951	$58,726	$--	$79,225

NOTE K – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Balance Sheet
March 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,782	$2,213	$38,805	$--	$56,800
Accounts receivable	1,860	35,442	86,414	(4,704)	119,012
Inventories	--	66,278	52,575	(7)	118,846
Prepaid expenses and other	305	2,999	5,139	--	8,443

Total current assets	17,947	106,932	182,933	(4,711)	303,101
Intercompany investment	264,498	--	--	(264,498)	--
Investments in unconsolidated affiliates	--	--	27,928	--	27,928
Intercompany notes receivable	409,544	--	13,883	(423,427)	--
Property and equipment--at cost:
Land and buildings	135	8,517	8,019	--	16,671
Aircraft and equipment	1,474	253,458	448,179	--	703,111

	1,609	261,975	456,198	--	719,782
Less: Accumulated depreciation
and amortization	(1,238)	(87,876)	(104,441)	--	(193,555)

	371	174,099	351,757	--	526,227
Other assets	10,080	13,985	24,599	111	48,775

	$702,440	$295,016	$601,100	$(692,525)	$906,031

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$540	$7,306	$26,524	$(4,704)	$29,666
Accrued liabilities	4,175	14,488	45,518	--	64,181
Deferred taxes	33	--	--	--	33
Current maturities of long-term debt	90,921	--	5,763	--	96,684

Total current liabilities	95,669	21,794	77,805	(4,704)	190,564
Long-term debt, less current maturities	114,000	--	22,134	--	136,134
Intercompany notes payable	14,078	63,485	345,864	(423,427)	--
Other liabilities and deferred credits	285	2,785	116,965	--	120,035
Deferred taxes	24,429	49,482	7,171	--	81,082
Minority interest	16,555	--	--	--	16,555
Stockholders' investment:
Common stock	225	4,062	12,117	(16,179)	225
Additional paid in capital	139,046	51,168	8,015	(59,183)	139,046
Retained earnings	299,505	102,240	80,881	(183,128)	299,498
Accumulated other comprehensive
income (loss)	(1,352)	--	(69,852)	(5,904)	(77,108)

	437,424	157,470	31,161	(264,394)	361,661

	$702,440	$295,016	$601,100	$(692,525)	$906,031

NOTE K – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$ 428	$140,725	$ 277,679	$ --	$ 418,832
Intercompany revenue	--	7,041	1,989	(9,030)	--
Gain on disposal of assets	11	707	589	--	1,307

	439	148,473	280,257	(9,030)	420,139
Operating expenses:
Direct cost	--	111,933	196,179	--	308,112
Intercompany expense	20	1,969	6,319	(8,308)	--
Depreciation and amortization	408	8,816	18,636	--	27,860
General and administrative	4,390	7,349	15,210	(722)	26,227

	4,818	130,067	236,344	(9,030)	362,199

Operating income	(4,379)	18,406	43,913	--	57,940
Earnings from unconsolidated affiliates, net	27,569	--	6,728	(27,569)	6,728
Interest income	27,000	29	700	(26,608)	1,121
Interest expense	10,944	--	26,557	(26,608)	10,893
Other income (expense), net	(638)	73	(3,908)	--	(4,473)

Income before provision for income
tax and minority interest	38,608	18,508	20,876	(27,569)	50,423
Allocation of consolidated income taxes	3,312	5,552	6,263	--	15,127
Minority interest	(1,313)	--	--	--	(1,313)

Net income	$ 33,983	$ 12,956	$ 14,613	$(27,569)	$ 33,983

NOTE K – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(28,530)	$ 35,558	$ 17,154	$ 26,150	$ 50,332

Cash flows from investing activities:
Capital expenditures	(113)	(34,708)	(6,633)	--	(41,454)
Assets purchased on behalf of affiliate .	--	--	(26,019)	--	(26,019)
Proceeds from sale of assets to affiliate	--	--	26,019	--	26,019
Proceeds from asset dispositions	22	2,606	14,947	--	17,575
Acquisitions, net of cash received	--	--	(15,953)	--	(15,953)
Investments in subsidiaries	2,098	(2,098)	--	--	--

Net cash provided by (used in)
investing activities	2,007	(34,200)	(7,639)	--	(39,832)

Cash flows from financing activities:
Proceeds from borrowings	24,150	--	47,286	(26,150)	45,286
Repayment of debt	--	--	(48,391)	--	(48,391)
Issuance of common stock	2,926	--	--	--	2,926

Net cash provided by (used in) financing
activities	27,076	--	(1,105)	(26,150)	(179)

Effect of exchange rate changes in cash	--	--	2,312	--	2,312

Net increase (decrease) in cash and
cash equivalents	553	1,358	10,722	--	12,633
Cash and cash equivalents
at beginning of period	10,579	2,708	29,383	--	42,670

Cash and cash equivalents
at end of period	$ 11,132	$ 4,066	$ 40,105	$ --	$ 55,303

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Offshore Logistics, Inc.:

We have reviewed the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of December 31, 2003, the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2003 and 2002, and the related consolidated statements of cash flows for the nine-month periods ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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
January 26, 2004

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

        We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

     •   North American Operations;
     •   North Sea Operations;
     •   International Operations; and
     •   Technical Services.

        For the nine months ended December 31, 2003, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 26%, 29%, 31%, and 5%, respectively, of our operating revenue. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the nine months ended December 31, 2003.

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

        We employ approximately 260 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, we began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both the union representatives and we agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In January 2004, we made our last offer to the union which was termed not acceptable, citing primarily issues associated with pay and benefits. It appears the parties may have reached an impasse and the mediator has scheduled no additional negotiating sessions. If the mediator and the NMB should determine that no further progress can be made toward resolution, then the NMB can declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage. We have contingency plans in place to respond to possible work actions by the pilots and believe we will be able to continue operations with limited disruption. However, no assurances can be given that these plans will be effective.

        Demand for our helicopter services in the North Sea in support of oil and gas production (excluding Search and Rescue and Norway) has declined in the current fiscal year as evidenced by a 14.0% decrease in flight hours for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. We are not aware of any changes in market conditions that would reverse this downward trend. Therefore, the demand for our helicopter services in the North Sea in support of oil and gas production may continue to decline in the forth-coming quarters.

        In October 2003, we announced that we had begun a restructuring of our North Sea Operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable us to remain competitive in the North Sea offshore helicopter market. As part of the restructuring program, we will reduce staffing levels by approximately 100 positions, or 11%, of our United Kingdom workforce over a nine-month period. We will incur approximately £2.2 million ($4.0 million) in severance and other restructuring costs of which £1.7 million ($3.0 million) has been accrued at December 31, 2003, £0.3 million ($0.5 million) will be expensed in our fourth quarter and £0.3 million ($0.5 million) expected to be expensed in fiscal 2005. The reductions will generate approximately £0.4 million ($0.7 million) in savings during the remainder of fiscal 2004, increasing in fiscal 2005, to approximately £3.5 million ($6.2 million) on an annualized basis, primarily from decreased salary costs.

        Also as part of the restructuring, in January 2004, we amended our only defined benefit pension plans covering certain United Kingdom and other overseas employees. The amendment, which is effective February 1, 2004, essentially removes the defined benefit feature for a participant’s future services and replaces it with a defined contribution arrangement. Under the new defined contribution feature, we will contribute 5% of a participant’s non-variable salary to a defined contribution section of the plans. The participant will be required to contribute a minimum of 5% of non-variable salary. Participants were also given the option to transfer out of the plans. We estimate that the net impact on our statement of income as a result of these changes will be a reduction in pension expense of approximately £1.4 million ($2.4 million) for our fourth fiscal quarter and a reduction of approximately £4.8 million ($8.6 million) on an annual basis thereafter. In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the above change to the plans constitutes a “curtailment” of benefits and accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the amendment we had a deferred prior service benefit in the range of £11.6 million to £12.3 million ($20.7 million to $22.0 million), or $0.64 to $0.68 per diluted share, related to prior plan amendments. This amount will be recorded as a gain in our fourth fiscal quarter.

        Finally, in order to better align core competencies and management resources and increase the chances of success on future contract opportunities, we are exploring the possible transfer of our search and rescue and technical services operations into one of our existing joint ventures.

        In November 2003, our 49%-owned Mexican affiliate was unsuccessful in renewing a contract for seven aircraft contracted to PEMEX that it leases from us. The current contract with PEMEX expires September 30, 2004. We are optimistic that, given the long and constructive history between PEMEX and our affiliate and the expanding demand for helicopter services by PEMEX and other customers in Mexico, our affiliate will continue to operate most of the aircraft in the Mexican offshore market. Alternatively, we believe these aircraft can be redeployed to other international markets in a reasonable time period.

        In conjunction with our previously announced fleet and facilities renewal and refurbishment program, we changed the residual value estimate of certain aircraft and the useful lives estimate of certain aircraft, effective July 1, 2003. This will more closely reflect the actual salvage values realized and useful lives experienced by us. The effect of this change was a reduction in depreciation expense of $1.1 million, $0.8 million net of tax, and $2.2 million, $1.5 million net of tax, for the three and nine months ended December 31, 2003, respectively (See Note E to the consolidated financial statements for further discussion).

Results of Operations

        A summary of operating results and other income statement information for the applicable periods is as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Operating revenue	$ 138,715	$ 140,187	$ 412,037	$ 418,832
Gain (loss) on disposal of assets	357	(946)	2,588	1,307
Operating expenses	(128,302)	(120,300)	(367,361)	(362,199)

Operating income	10,770	18,941	47,264	57,940
Earnings from unconsolidated affiliates, net	1,930	3,277	6,880	6,728
Interest income (expense), net	(3,538)	(3,141)	(11,445)	(9,772)
Loss on extinguishment of debt	--	--	(6,205)	--
Other income (expense), net	(4,352)	(1,244)	(6,246)	(4,473)

Income before provision for income taxes
and minority interest	4,810	17,833	30,248	50,423
Provision for income taxes	1,444	5,350	9,075	15,127
Minority interest	(576)	(465)	(1,615)	(1,313)

Net income	$ 2,790	$ 12,018	$ 19,558	$ 33,983

        The following table sets forth certain operating information, which forms the basis for discussion of our Helicopter Activities and Production Management Services and for the four business units comprising our Helicopter Activities segment. The table also presents certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except flight hours)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	29,369	29,859	94,394	96,879
North Sea Operations	10,399	12,226	33,542	37,835
International Operations	22,589	22,438	65,807	63,849
Technical Services	548	310	1,305	1,027

Total	62,905	64,833	195,048	199,590

Operating revenue:
Helicopter Activities:
North American Operations	$ 39,416	$ 38,161	$ 119,925	$ 114,986
North Sea Operations	43,083	47,863	131,834	146,722
International Operations	46,138	43,022	129,735	122,553
Technical Services	14,606	9,707	30,686	30,304
Less: Intercompany	(15,646)	(9,047)	(32,140)	(27,346)

Total	127,597	129,706	380,040	387,219
Production Management Services	12,611	11,837	36,302	35,776
Corporate	2,925	2,904	8,877	8,790
Less: Intersegment	(4,418)	(4,260)	(13,182)	(12,953)

Consolidated total	$ 138,715	$ 140,187	$ 412,037	$ 418,832

Operating income:
Helicopter Activities:
North American Operations	$ 7,070	$ 5,727	$ 20,628	$ 14,681
North Sea Operations	(437)	6,783	8,261	19,524
International Operations	4,907	6,436	16,656	20,416
Technical Services	1,023	1,237	1,296	2,510

Total	12,563	20,183	46,841	57,131
Production Management Services	540	686	1,942	2,479
Corporate	(2,690)	(982)	(4,107)	(2,977)
Gain (loss) on disposal of assets	357	(946)	2,588	1,307

Consolidated total	$ 10,770	$ 18,941	$ 47,264	$ 57,940

Operating margin:
Helicopter Activities:
North American Operations	17.9%	15.0%	17.2%	12.8%
North Sea Operations	(1.0%)	14.2%	6.3%	13.3%
International Operations	10.6%	15.0%	12.8%	16.7%
Technical Services	7.0%	12.7%	4.2%	8.3%
Total	9.8%	15.6%	12.3%	14.8%
Production Management Services	4.3%	5.8%	5.3%	6.9%
Consolidated total	7.8%	13.5%	11.5%	13.8%

Quarter ended December 31, 2003 compared to Quarter ended December 31, 2002

   Consolidated Results

        During the quarter ended December 31, 2003, our operating revenue decreased to $138.7 million from $140.2 million for the quarter ended December 31, 2002. The decrease in operating revenue was primarily due to decreased activity in our North Sea Operations partially offset by an increase in our North American and International Operations. Our operating expense for the quarter ended December 31, 2003 increased to $128.3 million from $120.3 million for the comparable prior year quarter. The increase in operating expense is due partially to the $3.0 million in restructuring costs further discussed in Note I to the consolidated financial statements and the increase in activity in our Technical Services business unit discussed below. Operating expenses were partially offset by the $1.1 million reduction in depreciation costs due the change in salvage value and useful lives on certain aircraft types. (See Note E to the consolidated financial statement for further discussion). As a result of the above our operating income and operating margin for the quarter ended December 31, 2003 decreased to $10.8 million and 7.8%, respectively, compared to $18.9 million and 13.5%, respectively for the quarter ended December 31, 2002.

        Net income for the quarter ended December 31, 2003 decreased to $2.8 million from $12.0 million in the prior year comparable quarter. This decrease primarily resulted from restructuring costs of $3.0 million further discussed in Note I to the consolidated financial statements and the $3.1 million increase in our foreign exchange losses. Set forth below is a discussion of the results of our segments and business units.

   Helicopter Activities

        Operating revenue from Helicopter Activities decreased to $127.6 million during the three months ended December 31, 2003 from $129.7 million for the prior year comparable quarter while operating expenses increased to $115.0 million from $109.5 million. This resulted in an operating margin of 9.8% for the quarter ended December 31, 2003 as compared to 15.6% in the similar quarter in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 3.3% during the current quarter from the similar quarter in the prior year primarily as a result of the 7% rate increase for the Gulf of Mexico that went into effect March 2003 and is being phased-in through our fourth quarter of fiscal 2004. The rate increase offset a 1.6% decline in flight activity for the three months ended December 31, 2003 from the three months ended December 31, 2002.

        Operating expenses from our North American Operations remained constant at $32.4 million between the three months ended December 31, 2003 and the three months ended December 31, 2002. Excluding the effect on depreciation expense of the change in salvage value and useful lives on certain aircraft types, operating expenses for the current fiscal quarter would have been $33.2 million. This increase is principally due to higher labor and insurance costs in the current fiscal quarter.

        The operating margin in our North American Operations increased to 17.9% for the three months ended December 31, 2003 compared to the margin of 15.0% for the three months ended December 31, 2002 primarily due to higher operating revenue. Additionally, the reduction in depreciation expense due to the change in salvage value and useful lives on certain aircraft had a favorable impact on the operating margin for the current quarter.

        North Sea Operations. Operating revenue from our North Sea Operations decreased for the three months ended December 31, 2003 to $43.1 million, or 10.0%, from $47.9 million for the three months ended December 31, 2002. Excluding foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002, revenue from this operation decreased by 13.3%. This decrease relates to reduced flight hours of 14.9% between the current fiscal quarter and the prior year fiscal quarter.

        Operating expenses from our North Sea Operations, excluding foreign exchange effects and costs related to the assets in Italy disposed of in November 2002, increased by 2.9%. The increase in operating expenses is primarily due to the $1.0 million in restructuring costs further discussed in Note I to the consolidated financial statements. The lower operating revenue and higher operating expenses resulted in a decrease in the operating margin in our North Sea Operations to (1.0)% for the three months ended December 31, 2003 from 14.2% for the three months ended December 31, 2002.

        International Operations. Operating revenue from International Operations increased in the quarter ended December 31, 2003 to $46.1 million from $43.0 million in the quarter ended December 31, 2002 partially due to a 1.0% increase in flight activity from the prior quarter.

        In Brazil, flight activity and operating revenue for the quarter ended December 31, 2003 increased by 22.1% and 32.2% from the prior year comparable quarter. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal 2003 due to increased drilling activity.

        In Mexico, operating revenue declined by 1.5% and flight activity increased by 6.4% for the current quarter over the prior year comparable quarter. The increase in flight activity was primarily due to the addition of two aircraft in the quarter ended September 30, 2003. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly, the revenue from these aircraft is no longer consolidated in our results. Instead, we record the 49% equity from the unconsolidated affiliate in the earnings from unconsolidated affiliates, which for the quarter ended December 31, 2003, was $0.5 million.

        In Nigeria, customer flight hours decreased while operating revenue increased for the three months ended December 31, 2003 by 8.9% and 3.4%, respectively over the same period last year. This results from the decrease in flight activity with one customer that furnishes its own aircraft (not reflected in hours) offset by an increase in hours on other contracts.

        Operating expenses for our International Operations increased in the quarter ended December 31, 2003 to $41.2 million, or 12.7%, from $36.6 million in the quarter ended December 31, 2002. The increase was primarily due to higher salary costs and maintenance costs. The increase in salaries is primarily attributed to our Nigerian operations. Management is taking action to address these increased costs. The operating margin in our International Operations decreased to 10.6% in the current quarter from 15.0% in the prior year quarter primarily due to the increase in operating expenses discussed above.

        Technical Services. Operating revenue for Technical Services increased to $14.6 million during the current quarter from $9.7 million for the similar quarter in the prior year due to an increase in work performed for the other business units. Due to the increased activity, operating expenses increased from $8.5 million for the quarter ended December 31, 2002 to $13.6 million for the quarter ended December 31, 2003. Our operating margin for Technical Services decreased to 7.0% in the current quarter from 12.7% in the prior year comparable quarter.

         Production Management Services

        Operating revenue from our Production Management segment increased to $12.6 million for the three months ended December 31, 2003 from $11.8 million for the three months ended December 31, 2002. Operating expenses increased by 8.3% for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 primarily due to higher transportation costs. The increase in operating expenses caused a decline in our operating margin to 4.3% from 5.8% in the similar quarter in the prior year.

         Corporate and Other

        Earnings from unconsolidated affiliates decreased to $1.9 million for the three months ended December 31, 2003 from $3.3 million for the three months ended December 31, 2002 primarily due to a reduction in dividends from unconsolidated affiliates accounted for under the cost method. Consolidated net interest expense increased during the current quarter due to the interest expense on the $230.0 million Senior Notes for the current quarter compared to interest expense on the $190 million debt redeemed in July 2003 in the prior year comparable quarter. This interest was offset by $0.3 million of interest capitalized in the current quarter related to progress payments for our fleet and facilities renewal and refurbishment program. Other expense primarily represents foreign currency transaction losses. These losses arise from the consolidation of our United Kingdom operations, whose functional currency is the Great Britain Pound sterling, yet contracts for a portion of its revenue and expense in United States Dollars and other currencies. The weakening of the United States Dollar against the Great Britain Pound sterling since March 31, 2003 is the primary reason for these losses being recorded. The average exchange rate for the U.S. Dollar to the U.K. Pound sterling for the three months ended December 31, 2003 was 1.71 as compared to 1.57 for the three months ended December 31, 2002. The effective income tax rate was approximately 30% for the three months ended December 31, 2003 and December 31, 2002.

Nine months ended December 31, 2003 compared to Nine months ended December 31, 2002

   Consolidated Results

        During the nine months ended December 31, 2003, our operating revenue decreased to $412.0 million from $418.8 million for the nine months ended December 31, 2002. The decrease in operating revenue was primarily due to decreased activity in our North Sea Operations. Our operating expense for the nine months ended December 31, 2003 increased to $367.4 million from $362.2 million for the comparable prior year period. This resulted in a decrease in our operating income and operating margin for the nine months ended December 31, 2003 to $47.3 million and 11.5%, respectively, from $57.9 million and 13.8%, respectively for the nine months ended December 31, 2002.

        Net income for the nine months ended December 31, 2003 decreased to $19.6 million from $34.0 million in the prior year comparable period. This decrease primarily resulted from our reduced operating income and from the loss on extinguishment of debt of $6.2 million further discussed in Note F to the consolidated financial statements. Set forth below is a discussion of the results of our segments and business units.

   Helicopter Activities

        Operating revenue from Helicopter Activities decreased to $380.0 million during the nine months ended December 31, 2003 from $387.2 million for the prior year comparable period while operating expenses increased to $333.2 million from $330.1 million. This resulted in an operating margin of 12.3% as compared to 14.8% in the similar period in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 4.3% during the nine months ended December 31, 2003 from the similar period in the prior year while flight activity decreased by 2.6% from the prior year period. The increase in operating revenue with a decline in flight hours is due in part to the 7% rate increase for the Gulf of Mexico that went into effect March 2003 and is being phased-in through our fourth quarter of fiscal 2004.

        Operating expenses from our North American Operations decreased to $99.3 million for the current period from $100.3 million for the prior year period. Excluding the effect of the change in salvage value and useful lives on certain aircraft types on depreciation expense, operating expenses for the nine months ended December 31, 2003 would have been $101.0 million.

        The result of our higher revenue and lower operating expenses was an increase in our operating margin in our North American Operations to 17.2% for the nine months ended December 31, 2003 from 12.8% for the nine months ended December 31, 2002.

        North Sea Operations. Operating revenue from our North Sea Operations decreased for the nine months ended December 31, 2003 to $131.8 million, or 10.1%, from $146.7 million for the nine months ended December 31, 2002. Excluding foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002, revenue from this operation decreased by 8.5%. This decrease relates to reduced activity as reflected by the reduction in flight hours of 11.3% between the current period and the prior year period.

        Operating expenses from our North Sea Operations, excluding foreign exchange effects and costs related to the assets in Italy disposed of in November 2002, increased 1.0% between the nine months ended December 31, 2003 and the prior year comparable period. The increase in operating expenses is primarily due to the $1.0 million restructuring costs further discussed in Note I to the consolidated financial statements. The operating margin in our North Sea Operations decreased to 6.3% for the nine months ended December 31, 2003 compared to 13.3% for the nine months ended December 31, 2003.

        International Operations. Operating revenue from International Operations increased for the nine months ended December 31, 2003 to $129.7 million, or 5.9%, from $122.6 million in the nine months ended December 31, 2002 primarily as a result of a 3.1% increase in flight activity from the prior period.

        In Brazil, flight activity and operating revenue for the nine months ended December 31, 2003 increased by 25.6% and 35.4% from the prior year comparable period. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal 2003 due to increased drilling activity.

        In Mexico, operating revenue was up 1.2% and flight activity increased by 5.6% for the nine months ended December 31, 2003 over the nine months ended December 31, 2002. The increase in flight activity was primarily due to the addition of two aircraft in the second quarter of fiscal 2004. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly, the revenue from these aircraft is no longer consolidated in our results. Instead, we record the 49% equity from the unconsolidated affiliate in earnings from unconsolidated affiliates, which for the nine months ended December 31, 2003 was $1.2 million.

        In Nigeria, customer flight hours and operating revenue increased for the nine months ended December 31, 2003 by 2.0% and 4.1%, respectively over the same period last year. This increase resulted primarily from the acquisition of a controlling interest in a West African operating company in July 2002, when we began to provide services to a major oil company under a five year contract. Excluding the activity and revenue related to this contract, customer flight hours and operating revenue decreased for the nine months ended December 31, 2003 by 24.8% and 1.0%, respectively over the same period last year. This results from the decrease in flight activity with one customer that furnishes its own aircraft (not reflected in hours) offset by an increase in hours on other contracts. Operating margins were virtually unchanged.

        Operating expenses for our International Operations increased in the nine months ended December 31, 2003 to $113.1 million, or 10.7%, from $102.1 million in the nine months ended December 31, 2002. The increase was primarily due to higher salary costs and maintenance costs from increased operations in our international areas. The operating margin in our International Operations decreased to 12.8% in the current period from 16.7% in the prior period.

        Technical Services. Operating revenue for Technical Services increased marginally to $30.7 million during the nine months ended December 31, 2003 from $30.3 million for the nine months ended December 31, 2002. Operating expenses increased from $27.8 million for the nine months ended December 31, 2002 to $29.4 million for the nine months ended December 31, 2003. Our operating margin for Technical Services decreased to 4.2% in the current period from 8.3% in the prior year comparable period.

         Production Management Services

        Operating revenue from our Production Management segment increased by 1.5% during the nine months ended December 31, 2003, as compared to the similar period in the prior year. Operating expenses increased to $34.4 million for the nine months ended December 31, 2003 compared to $33.3 million for the nine months ended December 31, 2002. Our operating margin decreased to 5.3% for the nine months ended December 31, 2003 from 6.9% in the similar period in the prior year.

         Corporate and Other

        Earnings from unconsolidated affiliates increased to $6.9 million for the nine months ended December 31, 2003 from $6.7 million for the nine months ended December 31, 2002. Consolidated net interest expense increased for the nine months ended December 31, 2003 due to the debt refinancing transaction that took place in June and July 2003. See Note F to the consolidated financial statements for further discussion. This interest was offset by $1.1 million of interest capitalized in the current period related to progress payments for our fleet and facilities renewal and refurbishment program and $0.3 million of interest income from the investment of the proceeds of the debt refinancing for approximately one month. A loss on extinguishment of debt of $6.2 million was recognized related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes. Other expense primarily represents foreign currency transaction losses. These losses arise from the consolidation of our United Kingdom operations, whose functional currency is the Great Britain Pound sterling, yet contracts for a portion of its revenues and expense in United States Dollars and other currencies. The weakening of the United States Dollar against the Great Britain Pound sterling since March 31, 2003 is the primary reason for these losses being recorded. The average exchange rate for the U.S. Dollar to the U.K. Pound sterling for the nine months ended December 31, 2003 was 1.65 as compared to 1.53 for the nine months ended December 31, 2002. The effective income tax rate was approximately 30% for the nine months ended December 31, 2003 and December 31, 2002.

Liquidity and Capital Resources

        Cash and cash equivalents were $79.2 million as of December 31, 2003, a $22.4 million increase from March 31, 2003. Working capital as of December 31, 2003 was $244.4 million, a $131.9 million increase from March 31, 2003. Total debt was $252.4 million as of December 31, 2003.

        As of December 31, 2003, we had a £12 million ($21.4 million) revolving credit facility of which £6.0 million ($10.7 million) is only available for letters of credit, with a United Kingdom bank that is payable on demand and matures on June 30, 2004. We had no amounts drawn under this facility as of December 31, 2003, but did have £3.1 million ($5.5 million) of letters of credit utilized which reduced availability under the line. Management is in the process of renewing the line of credit and expects it to be finalized before June 30, 2004. As of December 31, 2003, we had a $30.0 million line of credit with a U.S. bank that expires on August 31, 2005. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. As of December 31, 2003, we had no amounts drawn under this facility but did have $3.3 million of letters of credit utilized which reduced availability under the line. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

        During January 2004, we reached a settlement with the United Kingdom Inland Revenue regarding the tax treatment for certain aircraft maintenance expenditures by our primary United Kingdom operating company. These expenditures are contractual cash payments made to certain repair and maintenance service providers in advance of the actual repair requirement. We have historically deducted these expenditures for tax purposes as the payments were made, but will now treat these expenditures as prepayments, for United Kingdom income tax purposes to be deducted when the repair or maintenance service actually occurs. This change in treatment will be made effective April 1, 2002, and will result in a cash payment for taxes and interest of £8.9 million ($15.9 million) by the first quarter of fiscal 2005. The payment of these taxes will not affect total tax expense on our income statement but will instead be treated as a deferred tax asset to be deducted in the future when the repair and maintenance services are provided.

        In February 2004, we agreed to a schedule of contributions for our defined benefit pension plan in order to comply with the minimum funding rules of the United Kingdom. Those rules require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by United Kingdom legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded portion of the plan as well as other changes we are making to the plan (as more fully described under “Management’s Discussion and Analysis of Financial Condition”), on February 1, 2004, we contributed £5.2 million ($9.3 million) to the plan to reach the 90% funded level, and agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement. The £5.2 million ($9.3 million) contribution was made from existing cash balances and does not materially impact our working capital position.

        In November 2002, our Board of Directors approved a fleet and facilities renewal and refurbishment program. Under the program, we expect to incur approximately $150.0 million of capital expenditures over the next five to seven years to replace certain of our aircraft and upgrade strategic base facilities. During the nine months ended December 31, 2003, we expended $34.0 million as deposits and progress payments under this program. Subsequent to December 31, 2003, we made additional payments under this program of $0.4 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

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

        On July 11, 2003, we sold these six aircraft, at our cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan with a bank requiring monthly principal and interest payments of $346,047 and a balloon payment of $18.3 million due July 11, 2008 (the RLR Note). The RLR Note is secured by the six aircraft. We have guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we have given the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of December 31, 2003, a liability of $1.0 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

        We used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the manufacturer in July 2003. No gain or loss was recognized on the sale.

        In addition, during the nine months ended December 31, 2003, we received proceeds of $4.8 million primarily from the disposition of ten aircraft and purchased one medium aircraft for $6.1 million and one small aircraft for $1.0 million. These aircraft acquisitions were made to fulfill customer requirements. During the nine months ended December 31, 2002, we received proceeds of $17.6 million primarily from the disposition of twelve aircraft and proceeds from the sale of our assets in Italy. We purchased seven small aircraft for $8.6 million and three medium aircraft for $6.5 million.

        We have the following contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt	$252,378	$ 995	$21,383	$ --	$230,000
Operating Leases	29,106	1,604	14,424	3,442	9,636
Unconditional Purchase
Obligations	80,395	34,379	46,016	--	--

Total Contractual Cash Obligations	$361,879	$36,978	$81,823	$3,442	$239,636

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Other Commercial Commitments:
Debt Guarantee	$42,336	$ --	$ --	$15,565	$26,771
Letters of Credit	8,748	4,242	1,874	2,632	--
Other	1,159	1,159	--	--	--

Total Commercial Commitments	$52,243	$5,401	$1,874	$18,197	$26,771

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have an impact on our financial statements.

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

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for our March 31, 2003 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. In July 2003, we sold six aircraft, at cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan (the RLR Note). The RLR Note is secured by the six aircraft. We guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we gave the Bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from the us. As of December 31, 2003 a liability of $1.0 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

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

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

        In December 2003, the FASB published a revision to Interpretation 46 (“FIN 46R”) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R is effective by the end of the first reporting period beginning after December 15, 2003. We do not expect the adoption of FIN 46R to have a material impact on our consolidated financial statements.

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

        Our forward-looking statements reflect our views and assumptions on the date of this Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in our Form 10-K for the year ended March 31, 2003; those risks cited in our Forms 10-Q and 8-K filed during the current fiscal year; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; our ability to achieve anticipated savings from our North Sea restructuring; changes in North Sea market conditions that would reverse that area’s current downward trend; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; competition; unionization; unfavorable resolution of our labor mediation efforts or the success of our contingency plans; the ability to obtain insurance; failure to maintain an acceptable safety record; failure to attract and retain qualified personnel; weather related and seasonal fluctuations; and environmental regulations and liabilities.

        All forward-looking statements in this Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Form 10-Q. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        We occasionally use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. Most of our revenue and expenses from North Sea Operations are denominated in British Pounds Sterling (“pound”). As of December 31, 2003, we did not have any forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4. Controls and Procedures

    (a)        Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

    (b)        There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this quarterly report:

Exhibit Number                Description of Exhibit

3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company’s Form 10-K for the fiscal year ended June 30, 1989), and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company’s Form 10-K for the fiscal year ended June 30, 1990), and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company’s Form 8-K filed in December 1992), and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company’s Form 8-K filed in February 1996), and incorporated herein by reference.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company’s Form 10-K for the fiscal year ended June 30, 1996), and incorporated herein by reference.

15.1	Letter from KPMG LLP dated February 11, 2004, regarding unaudited interim financial information. Furnished herewith.

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b)     Offshore Logistics, Inc. filed the following reports on Form 8-K during the three months ended December 31, 2003:

Date of Event Reported                    Item(s) Reported

October 31, 2003                                Item 7 & 9*
November 6, 2003                             Item 7 & 12*

       *The information in the Form 8-K furnished pursuant to Items 9 and 12 are not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC. /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Vice President and Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

                                             DATE: February 11, 2004

EXHIBIT 15.1

Offshore Logistics, Inc.
Lafayette, Louisiana

Re: Registration Statements No. 33-87450, No. 33-50946 and No. 333-100017 on Form S-8.

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated January 26, 2004 related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

New Orleans, Louisiana
February 11, 2004

EXHIBIT 31.1

CERTIFICATION

I, George M. Small, CEO and President, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Offshore Logistics, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: February 11, 2004

/s/ George M. Small —————————————— George M. Small CEO and President

EXHIBIT 31.2

CERTIFICATION

I, H. Eddy Dupuis, CFO and Vice President, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Offshore Logistics, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: February 11, 2004

/s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended December 31, 2003, as filed with the Securities and Exchange Commission as of the date hereof, I, George M. Small, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George M. Small —————————————— Name: George M. Small Title: Chief Executive Officer and President Date: February 11, 2004

EXHIBIT 32.2

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended December 31, 2003, as filed with the Securities and Exchange Commission as of the date hereof, I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: February 11, 2004