Form 10-K
period 2004-03-31
OFFSHORE LOGISTICS INC
filed 2004-06-08
CIK 73887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _________________

Commission File Number 001-31617

Offshore Logistics, Inc.
(Exact name of registrant as specified in its charter)

72-0679819
Delaware	(IRS Employer
(State or other jurisdiction of	Identification
incorporation or organization)	Number)
224 Rue de Jean
P.O. Box 5C, Lafayette, Louisiana	70505
(Address of principal executive offices)	(Zip Code)

        Registrant’s telephone number, including area code: (337) 233-1221

        Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of each exchange on which registered:
Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

YES   X    NO___

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

YES   X    NO___

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2003 was $428,891,681.

        The number of shares outstanding of the registrant’s Common Stock as of June 4, 2004 was 22,633,721.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the “2004 Proxy”) are incorporated by reference into Part III hereof.

OFFSHORE LOGISTICS, INC.
INDEX—FORM 10-K

Page
Introduction	1
Forward-Looking Statements	1
Risk Factors	1

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Principal Accounting Fees and Services	71

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	72
Signatures		75

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

        Our forward-looking statements reflect our views and assumptions on the date of this Annual Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

  The risks and uncertainties described below under the heading "Risk Factors";

  The major oil companies do not continue to expand internationally;

  We are not able to achieve anticipated savings from our North Sea restructuring;

  Changes in North Sea market conditions occur that reverse that area's current downward trend;

  We are not able to re-deploy certain aircraft in Mexico;

  We are not able to favorably resolve our labor mediation efforts or our contingency plans are not successful; and

  We do not achieve anticipated benefit of fleet renewal program.

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

The demand for our services is substantially dependent on the level of activity in the oil and gas industry.

        We provide helicopter services to oil and gas exploration, development and production companies. As a result, demand for our services is substantially dependent on activity levels and transportation needs in that industry, and our revenue and profitability are largely dependent upon the worldwide levels of activity in oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and gas prices, as well as the capital expenditure budgets of oil and gas companies. We cannot predict future oil and gas price movements. Historically, the prices for oil and gas have been volatile and are subject to factors beyond our control, such as:

  the supply of and demand for oil and gas and market expectations for such supply and demand;

  actions of OPEC and other oil producing countries to control prices or change production levels;

  general economic and political conditions, both worldwide and in particular regions;

  governmental regulation; and

  the price and availability of alternative fuels.

        In addition, oil and gas companies are continually seeking to implement measures aimed at greater cost savings. As part of these measures, these companies are attempting to improve cost efficiencies with respect to helicopter transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore. The continued implementation of these kinds of measures could reduce the demand for helicopter transportation services and have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent upon the level of activity in the Gulf of Mexico and the North Sea.

        Approximately 55% of our fiscal 2004 operating revenue was derived from our helicopter services provided to customers operating in North America and the North Sea. If activity in oil and gas exploration, development and production in either of these areas declines, our business, financial condition and results of operations could be materially and adversely affected. A decline in activity in fiscal 2004 in the North Sea negatively impacted our revenue in that region. We cannot predict the levels of activity in these areas in future periods.

Our operations and future growth depend on the level of international oil and gas activity and our ability to operate in these regions.

        Approximately 31% of our fiscal 2004 operating revenue was attributable to our helicopter services provided to oil and gas customers operating outside of North America and the North Sea. The demand for our helicopter services in our International Operations depends on the level of oil and gas exploration, development and production activity in these regions. We cannot predict the level of activity in these areas in future periods.

        In addition, our ability to conduct our International Operations may be adversely affected by:

  local regulations restricting foreign ownership of helicopter operators;

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

  the taking of property without fair compensation; and

  the lack of well developed legal systems in some countries which could make it difficult for us to enforce our contractual rights.

        For example, there has been continuing unrest in Nigeria where we derived 42% of our fiscal 2004 International Operations operating revenue. While this unrest has not adversely affected our International Operations, any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations. We cannot predict whether any of these events will occur in the future in Nigeria or elsewhere.

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

        Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British Pound Sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment while foreign currency transaction gains or losses are credited or charged to income and reflected in other income (expense). In the past three fiscal years our stockholders’ investment has increased by $62.4 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

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

        We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Egypt, Mexico and Norway. We derive significant amounts of lease and service revenue and dividend income from these entities. In fiscal 2004 we derived approximately $4.9 million of dividend income from our unconsolidated affiliates. More significantly, we received approximately $54.1 million in fiscal 2004 from the provision of aircraft and other services to unconsolidated affiliates. Because we do not own a majority or maintain voting control of these entities, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and they may cause such entities to take actions which are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas which could materially adversely affect our business and results of operations.

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

        In our North American Operations, we face competition from a number of providers. One of our competitors has more helicopters in service in the Gulf of Mexico than we do. We have one significant competitor in the North Sea and expect another competitor to enter the North Sea in the summer of 2004. In our International Operations, we also face significant competition. In addition, foreign regulations may also require the awarding of contracts to local operators.

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

        The pilots in our North American Operations and approximately 500 employees in our North Sea Operations are represented under collective bargaining agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. The collective bargaining agreement that covers our North American pilots became amendable in May 2003. Following approximately eight weeks of negotiations with union representatives, an agreement could not be reached on several key areas, most notably compensation levels. We and the union representatives agreed to seek assistance from the National Mediation Board in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the behest of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage or;

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

        We cannot predict whether our negotiations will be successful or, if not, what action our pilots might take if a “cooling-off period” is declared. If our unionized workers engage in a strike, work stoppage or other slowdown, or other employees elect to become unionized or existing labor agreements are renegotiated on, or future labor agreements contain, terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs which could adversely affect our business, financial condition and results of operations.

Helicopter operations involve risks that may not be covered by our insurance or may increase our operating costs.

        The operation of helicopters inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. In addition, Grasso Production Management’s operations are subject to the normal risks associated with working on oil and gas production facilities. These risks include injury to or death of personnel and damage to or loss of property.

        We attempt to protect ourselves against these losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance for all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient or that in the future we will be able to maintain our existing coverage or that the premiums will not increase substantially. In addition, future terrorist activity, accidents or other events could increase our insurance rates. The loss of our liability insurance coverage, inadequate coverage from our liability insurance or future substantial increases in premiums could materially and adversely affect our business, financial condition and results of operations.

We are subject to government regulation that limits foreign ownership of aircraft companies.

        United States. We are subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the Federal Aviation Administration, or FAA, and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States, and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of the voting interests in us, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose the privilege of operating within the United States. Deregistration of our aircraft or loss of our operating license for any reason, including foreign ownership in excess of the permitted levels, would materially adversely affect our ability to conduct our North American Operations. As of March 31, 2004, approximately 5.9% of our outstanding common shares were held by persons with foreign addresses. Because a substantial portion of our common stock is publicly traded, our foreign ownership may fluctuate on each trading day. In addition, these foreign ownership limitations restrict our ability to issue or sell our common stock to non-U.S. citizens which could hurt our ability to raise equity or acquire assets or businesses for common stock in the future.

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

    International. Certain of our International Operations are subject to restrictions on foreign ownership. Because of this, these operations are conducted primarily through unconsolidated affiliates in which local citizens own interests or pursuant to arrangements under which we operate assets or conduct operations under contracts with local entities. If changes in local regulation further limit foreign ownership, we may not be permitted to operate in certain regions under our existing arrangements.

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

        Our ability to attract and retain qualified pilots, mechanics and other highly trained personnel is an important factor in determining our future success. Many of our customers require pilots of aircraft that service them to have very high levels of flight experience. The market for these experienced and highly trained personnel is competitive and will become more competitive if oil and gas industry activity levels increase. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics and those of our competitors are members of the U.S. military reserves who have been called to active duty, and more could be called. If significant numbers of such persons are called to active duty, it would reduce the supply of such workers and likely increase our labor costs.

Our operations are subject to weather related and seasonal fluctuations.

        Generally, our operations can be impaired by harsh weather conditions. Poor visibility, high wind and heavy precipitation can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours and a substantial portion of our direct costs is fixed. Thus, prolonged periods of harsh weather can materially and adversely affect our business, financial condition and results of operations.

        In the Gulf of Mexico, the months of December through March have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility. In addition, in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the Gulf of Mexico coast, tropical storms may cause substantial damage to our property there, including helicopters. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms.

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

        All of our operations are subject to local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to environmental regulation. Liabilities associated with environmental matters could have a material adverse impact on our business, financial condition and results of operations. For additional information see “Legal Proceedings.”

PART I

ITEM 1. Business

OVERVIEW

        We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria and Trinidad. As of March 31, 2004, we operated 332 aircraft and our unconsolidated affiliates operated an additional 96 aircraft throughout the world. We are also a leading provider of production management services for oil and gas production facilities in the Gulf of Mexico.

        We provide helicopter transportation services through our consolidated subsidiaries, our interest in Bristow Aviation Holdings, Ltd., or Bristow, and our unconsolidated affiliates. Our Production Management Services are conducted through our wholly-owned subsidiary, Grasso Production Management, or GPM.

        The United Kingdom, as do most countries, limits foreign ownership of aviation companies. To comply with these restrictions, we own only 49% of the common stock of Bristow, but we own 100% of Bristow’s subordinated debt. In addition, we have a put/call agreement with the other two stockholders of Bristow which grants us the right to buy all of their shares of Bristow common stock (and them the right to require us to buy all of their shares). Under U.K. law, to maintain Bristow’s operating license, we would be required to find a qualified European owner to acquire any of the Bristow shares that we have the right or obligation to acquire under the agreement.

        To comply with other foreign ownership limitations, yet expand internationally, we have formed or acquired interests in numerous foreign helicopter operations. These interests typically combine local ownership interest with our experience in providing helicopter services to the oil and gas industry. Because we do not own a majority of the equity or maintain voting control of these entities, we may not have the ability to control their policies, management or affairs. We refer to these entities as unconsolidated affiliates.

        For a further description of our unconsolidated affiliates, see the statements under “Introduction” and “Risk Factors” and Note C in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a further discussion of Bristow see Note K in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

        We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through four business units:

  North American Operations;

  North Sea Operations;

  International Operations; and

  Technical Services.

        For additional information about our two segments, see Note L in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a description of certain risks affecting our business and operations, see “Risk Factors” included in this Annual Report.

        We are a Delaware corporation incorporated in 1969. Our executive offices are located at 224 Rue de Jean, Post Office Box 5-C, Lafayette, Louisiana, 70505. Our telephone number is (337) 233-1221.

        All of our periodic report filings with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, for fiscal periods ending on or after December 15, 2002 are made available, free of charge, through our website located at http://www.olog.com, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

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

        The following table sets forth the number of our aircraft operated as of the dates indicated:

	As of March 31,
	2004	2003	2002
North American Operations	172	178	200
North Sea Operations	53	57	65
International Operations	101	97	77
Technical Services	6	3	3

Total	332	335	345

Additional aircraft operated by unconsolidated affiliates	96	91	83

        The following table shows the distribution of our small, medium and large aircraft among our business units as of March 31, 2004:

Number in Fleet
Type	North American Operations	North Sea Operations	International Operations	Technical Services	Total
Small	141	1	27	--	169
Medium	26	11	58	6	101
Large	5	41	16	--	62

Total	172	53	101	6	332

North American Operations

        We conduct our North American Helicopter Activities primarily from 12 operating facilities along the Gulf of Mexico, with additional operations in Alaska. As of March 31, 2004, we operated 157 aircraft in the Gulf of Mexico and 15 aircraft in Alaska. We are the second largest supplier of helicopter services in the Gulf of Mexico and a major supplier in Alaska, where we fly the entire length of the Alyeska pipeline every day. The Gulf of Mexico is a major offshore oil and gas producing region with approximately 4,000 production platforms. These platforms are typically unmanned and are most efficiently serviced by our small aircraft.

North Sea Operations

        We are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The facilities in the North Sea are large and require frequent crew change flight services. We deploy a majority of our large aircraft in this region. In addition to our oil and gas helicopter services, we are the sole civil supplier of search and rescue services to Her Majesty’s Coast Guard. As of March 31, 2004, we operated 53 aircraft in the North Sea. We also have a service agreement with, and ownership interest in, an unconsolidated affiliate in Norway whereby we provide services and technical support to this entity and lease them aircraft for use in their operations.

International Operations

        We also provide helicopter services to most of the major offshore oil and gas producing regions of the world beyond the Gulf of Mexico and the North Sea. Our International Operations are conducted in a variety of different locales, where we deploy small, medium and large aircraft dependent on the mission requirements and local operating conditions. As of March 31, 2004, our International fleet was composed of 101 aircraft in 10 different countries. Of these aircraft, 38 helicopters were operated in Central and South America (Brazil, Colombia, Mexico and Trinidad), 41 aircraft in Nigeria, 11 aircraft in Australia and 11 aircraft elsewhere throughout the world.

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

Mexico. We own a 49% interest in Heliservicio Campeche, S.A. de C.V. or HC, a Mexican corporation that provides offshore helicopter transportation primarily to the Mexican national oil company, and onshore helicopter services to the Mexican Federal Electric Commission. As of March 31, 2004, HC owned three aircraft and leased 18 aircraft from us to service its customers.

We own a 49% interest in Rotorwing Leasing Resources, or RLR, a Louisiana limited liability company. As of March 31, 2004, RLR owned 6 aircraft which it leases to HC and did not lease any aircraft from us.

Brazil. We own a 20% interest in Aeroleo Taxi Aereo S.A., or Aeroleo, a Brazilian corporation. Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company, and also serves other oil and gas companies. As of March 31, 2004, Aeroleo owned two aircraft and leased ten aircraft from us.

Egypt. We own a 25% interest in Petroleum Air Services, or PAS, an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the oil and gas industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. As of March 31, 2004, PAS owned 30 aircraft and did not lease any aircraft from us.

Norway. We own a 49% interest in Norsk Helikopter AS, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea. As of March 31, 2004, Norsk operated two aircraft and leased six aircraft from us.

United Kingdom. We own a 50% interest in both FBS Limited, or FBS, FB Heliservices Limited, or FBH, and FB Leasing Limited, or FBL, British corporations which principally provide pilot training, maintenance and support services to the British military. As of March 31, 2004, FBS and FBL owned a total of 53 aircraft. Additionally, FBH leased three aircraft from us to service a support contract for the British military in Central America.

Technical Services

        Our Technical Services business unit provides helicopter repair and overhaul services from facilities located in Tucson, Arizona, New Iberia, Louisiana, and Redhill, England. These services include airframe refurbishments, engine overhauls, major inspections, engineering and design services, technical manpower support and transmission testing. While a portion of this work is performed on our own aircraft, the majority of these services are performed for third parties. Our Technical Services business unit also provides engineering and administrative support to the 53 aircraft operated by FBS, FBH and FBL for training the British military.

PRODUCTION MANAGEMENT SERVICES

        We are also a leading independent contract operator of oil and gas production facilities in the Gulf of Mexico. As of March 31, 2004, we managed or had personnel assigned to 288 production facilities in the Gulf of Mexico. Our customers are typically independent oil and gas companies who hire us to monitor and maintain their offshore production facilities and provide other services for certain onshore facilities. When servicing offshore oil and gas production facilities, our employees normally live on the facility for a seven-day rotation. Our services include furnishing personnel, engineering services, production operating services, paramedic services and providing transportation of personnel and supplies between onshore bases and offshore facilities. This provides us additional opportunities to use our helicopter transportation services. We also handle regulatory and production reporting for some of our customers.

        The production management business depends primarily on production activity levels in the offshore oil and gas industry. Since 90% of our production management costs consist of labor and contracted transportation services, we are able to scale our operations to market conditions.

AIRCRAFT FLEET

        The composition of our fleet as of March 31, 2004, and some of the characteristics of the individual types of aircraft we own or lease are as follows:

Type	Number	Passenger Capacity	Speed (MPH)
Small Helicopters
AS355 Twinstar	1	5	135
Bell 206L Series	80	6	125
Bell 206B Jet Ranger	29	4	115
Bell 407	35	6	130
Bo-105	8	4	125
EC 120	10	4	140
Medium Helicopters
Bell 212	31	12	115
Bell 412	26	13	140
Sikorsky S-76	44	12	160
Large Helicopters
AS332L Super Puma	37	18	160
Bell 214ST	6	18	150
Sikorsky S-61	19	18	135
Other (includes fixed wing)	6

Total	332

        We owned 326 of the 332 aircraft that we operated as of March 31, 2004. We hold the remaining six aircraft under operating leases.

Fleet Management

        We are able to deploy our aircraft to the regions with the greatest demand. There are also additional markets for helicopter services beyond the oil and gas industry. These other markets include emergency medical transportation, agricultural and forestry support and general aviation activities. While we do not service these markets, they enable us to better manage our helicopter fleet by providing both a source of additional aircraft during times of high demand in the oil and gas industry and potential purchasers for our excess aircraft during times of reduced demand in the oil and gas industry.

        In fiscal year 2003, we initiated a fleet renewal program. In December 2002, we entered into a contract with Sikorsky Aircraft Corporation, a major helicopter manufacturer, to acquire 15 new medium-sized helicopters, which are our most versatile aircraft. This agreement includes a trade-in feature for the first 15 new aircraft acquired. Six of the 15 initial aircraft were delivered in fiscal 2004 and the remaining nine aircraft are expected to be delivered at a rate of three aircraft per year from calendar 2004 through 2006. In addition, the contract gives us the option to purchase up to 24 additional aircraft with deliveries through 2008.

        In connection with our fleet renewal plan, in March 2003, we also entered into a contract with Bell Helicopter Textron Canada Ltd., a major helicopter manufacturer, to acquire 14 new small helicopters. Two of these aircraft were delivered in 2003, seven are expected to be delivered in 2004 and five are expected to be delivered in 2005. In addition, the contract gives us the option to purchase an additional five aircraft for delivery in 2004 and 2005.

        In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for five of our used large aircraft. The proceeds from the sale of the five used aircraft and some surplus spares will fund the purchase of the two new aircraft.

        Additionally, in March 2004, we entered into another contract with Bell Helicopter Textron Canada Ltd. to acquire a new medium aircraft. This aircraft is expected to be delivered in the third quarter of fiscal year 2005.

CUSTOMERS AND CONTRACTS

        The principal customers for our Helicopter Activities are national and international oil and gas companies. During fiscal 2004, 2003 and 2002, Shell Oil Company accounted for 11%, 15% and 14%, respectively, of our operating revenue. No other customer accounted for 10% or more of our operating revenue during those fiscal years.

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

GOVERNMENT REGULATION

        United States. As a commercial operator of small aircraft, our U.S. operations are subject to regulations under the Federal Aviation Act of 1958 and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the Federal Aviation Administration, or FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.

        Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by United States citizens. If persons other than United States citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose our ability to operate within the United States. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would materially adversely affect our ability to conduct our North American Operations. As of March 31, 2004, approximately 1,341,500 of our common shares were held by persons with foreign addresses. These shares represented approximately 5.9% of our total outstanding common shares as of March 31, 2004. Because a substantial portion of our common stock is publicly traded, our foreign ownership may fluctuate on each trading day.

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

COMPETITION

        The helicopter transportation business is highly competitive throughout the world. We compete against several providers in almost all of our regions of operations. We have one significant competitor in the Gulf of Mexico and another significant competitor in the North Sea. We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of customer support and commitment. For example, a new competitor will be entering the North Sea in the summer of 2004.

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

        In fiscal 2004, we did not have any helicopter accidents involving fatalities. However, subsequent to year end, we had a helicopter accident in Alaska that resulted in one fatality. In fiscal 2003, we had three helicopter accidents involving fatalities: an accident in Greece resulted in five fatalities; an accident in the North Sea resulted in 11 fatalities; and an accident in the Gulf of Mexico resulted in one fatality and three people being injured. We maintain insurance with respect to the aircraft involved and related liabilities and believe that our insurance coverage will be adequate to cover any claims ultimately paid.

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

EMPLOYEES

        As of March 31, 2004, we employed approximately 3,300 employees.

        We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, we began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several key areas, most notably compensation levels. Both the union representatives and we agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the behest of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage or;

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

        We have contingency plans in place to respond to these scenarios and believe we will be able to continue operations with limited or no disruption in services. However, no assurances can be given that these plans will be effective.

        We do not believe that current ongoing efforts will place us at a disadvantage with our competitors as we believe that pay scales, benefits, and work rules will continue to be similar throughout the industry.

        We employ approximately 500 employees (pilots, air crewman, mechanics, and support staff) in our North Sea Operations and certain Technical Services Operations that are represented by collective bargaining agreements which are ongoing with no specific termination dates.

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

  Approximately 16.8 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in fiscal 2030. We have constructed on that site office, training, parts facilities and helicopter maintenance facilities containing about 84,000 square feet of floor space. The property has access to the airport facilities, as well as to a major highway.

  Approximately 14,440 square feet of office space in a building in Lafayette, Louisiana under a lease expiring in 2005.

  Land and facilities at Redhill Aerodrome near London, England under a lease expiring in 2075. Other leases of certain hangars, offices and aviation fuel facilities at Redhill Aerodrome expire on June 30, 2004.

  A helicopter terminal, offices and hangar facilities at Aberdeen Airport, Scotland under a lease expiring in 2013 with an option to extend to 2023. We also maintain additional hangar and office facilities at Aberdeen Airport under a lease expiring in 2030.

  Various hangars and terminal access at Norwich Airport, England under a lease expiring in 2008.

  Office space and hangar facilities at Sumburgh Airport in Sumburgh, Shetland under a lease expiring in 2019.

  Approximately 8,036 square feet of office space in a building in Houston, Texas, under a lease expiring in 2006, which is used by our production management business.

  Approximately 8,201 square feet of office space in a building in Lafayette, Louisiana, under a lease expiring in 2007.

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

ITEM 4.Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 4a. Executive Officers of the Registrant

        Under our by-laws, our board of directors elects our executive officers annually. Each executive officer remains in office until his or her successor is elected. There are no family relationships among any of our executive officers. At March 31, 2004, our executive officers were as follows:

Name	Age	Position Held with Registrant
George M. Small	59	President, Chief Executive Officer and Director
Drury A. Milke	46	President, Air Logistics, LLC
Keith Chanter	45	Managing Director, Bristow Helicopters Ltd.
Bill Donaldson	64	President, Grasso Production Management, Inc.
H. Eddy Dupuis	39	Vice President, Chief Financial Officer and Secretary

    Mr. Small joined us in 1977 as Controller. He was elected Vice President — Treasurer in 1979, Chief Financial Officer and Secretary in 1986, President in 1997 and Chief Executive Officer in 2002. On April 28, 2004, we announced that Mr. Small would retire later in the year and that our Board of Directors has begun a search for a replacement. Mr. Small will remain with us for six months following the naming of a new CEO to provide for a smooth transition in leadership.

    Mr. Milke joined us in 1988 as Director of Planning and Development and was elected Vice President in 1990, Chief Financial Officer and Secretary in 1998, Executive Vice President – International Operations in 1999 and President, Air Logistics, LLC in 2002.

    Mr. Chanter joined Bristow in 1997 as Finance Director. He was appointed Managing Director of Bristow in 1999. Prior to joining us, Mr. Chanter held a variety of financial roles within the BOC Group.

    Mr. Donaldson joined us in 1995 as Vice President, Marketing of GPM. In 1996, he was appointed President of GPM and currently serves in that position. Mr. Donaldson has 40 years experience in the offshore oil service business in the Gulf of Mexico. Prior to joining us, Mr. Donaldson held the positions of President of Savage Drilling, Inc. and Vice President, Operations for Tidewater, Inc.

    Mr. Dupuis joined us in 1998 as Controller. He was elected Vice President, Chief Financial Officer and Secretary in 1999. Prior to joining us, Mr. Dupuis was a Manager with Arthur Andersen LLP.

PART II

ITEM 5.Market for the Registrant's Common Equity and Related Stockholder Matters

        Since March 12, 2003, our common stock has been listed on the New York Stock Exchange under the symbol “OLG”. Prior to becoming listed on the NYSE, the common stock had been quoted on the Nasdaq National Market system since 1984.

         The following table shows the range of closing prices for our common stock during each quarter of our last two fiscal years.

	March 31, 2004		March 31, 2003
	High	Low	High	Low
First Quarter	$22.15	$17.53	$23.89	$19.41
Second Quarter	22.10	19.45	23.50	16.41
Third Quarter	25.64	20.69	23.07	18.01
Fourth Quarter	24.40	20.50	22.64	17.01

        As of April 30, 2004, there were approximately 818 holders of record of the common stock.

        We have not paid dividends on our common stock since January 1984. On June 20, 2003, Offshore Logistics issued $230 million of 6 1/8% Senior Notes due 2013. The terms of the Senior Notes restrict our payment of cash dividends to shareholders.

        Please refer to Item 12 of this Annual Report for information concerning securities authorized under our equity compensation plans.

        During the fiscal year ended March 31, 2004, we issued securities without registration under the Securities Act of 1933, as amended, not previously reported on the quarterly reports on Form 10-Q filed by us. In January 2004 we issued general contractual obligations (the “Deferred Compensation Obligations”) to pay or distribute to the participants in its Deferred Compensation Plan an indeterminate amount of future compensation, the receipt of which the participants elected to defer in accordance with the terms of the Plan. The Deferred Compensation Obligations are payable in cash in a lump-sum distribution or in installments, in accordance with the terms of the Plan, upon participants’ termination of employment for any reason, including but not limited to death, disability or retirement. The Deferred Compensation Obligations are not convertible into any other security of ours. As of March 31, 2004, the Issuer’s outstanding Deferred Compensation Obligations were $0.2 million.

        The above private issuances of securities were issued in reliance upon the exemption for sales of securities not involving a public offering, under section 4(2) of the Securities Act of 1933, as amended. The transactions were made in accordance with Rule 506 of Regulation D and we filed a Notice of Sale on Form D with the SEC on January 12, 2004.

ITEM 6. Selected Financial Data

        The following table contains selected historical consolidated financial data for us. You should read this table along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and “Notes to Consolidated Financial Statements” that are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2004	2003	2002 (1)	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Operating revenue	$ 563,649	$ 555,110	$ 508,561	$ 477,003	$417,087

Net income	$ 53,104	$ 43,130	$ 44,450	$ 29,914	$8,890

Net income per common share:
Basic	$ 2.36	$ 1.92	$ 2.02	$ 1.41	$0.42

Diluted	$ 2.29	$ 1.77	$ 1.84	$ 1.32	$0.42

Balance Sheet Data:
Total assets	$1,044,903	$ 906,031	$ 807,301	$ 754,820	$743,174

Long-term debt	$ 255,534	$ 232,818	$ 191,221	$ 209,190	$224,738

_________________

(1)     Effective April 1, 2001, we no longer consolidate the results of our Norwegian affiliate.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements”, “Risk Factors” and our Consolidated Financial Statements for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002, and the related notes thereto, included elsewhere in this Annual Report.

Overview

        We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the Gulf of Mexico. As of March 31, 2004, we operated 332 aircraft and our unconsolidated affiliates operated an additional 96 aircraft throughout the world.

        The following table presents our operating results and other income statement information for the fiscal years ended March 31, 2004, 2003 and 2002:

	Fiscal Year Ended March 31,
	2004	2003	2002
Operating revenue	$563,649	$555,110	$508,561
Gain on disposal of assets	3,943	3,734	3,553

	567,592	558,844	512,114

Direct cost	417,417	417,910	373,003
Depreciation and amortization	39,543	37,664	35,246
General and administrative	38,892	34,478	31,732

	495,852	490,052	439,981
Curtailment gain	21,665	--	--

Operating income	93,405	68,792	72,133
Earnings from unconsolidated affiliates, net	11,039	12,054	6,604
Interest expense, net	(15,140)	(13,381)	(13,569)
Loss on extinguishment of debt	(6,205)	--	--
Other income (expense), net	(7,810)	(3,284)	1,148

Income before provision for income taxes and	75,289	64,181	66,316
minority interest
Provision for income taxes	20,803	19,254	20,263
Minority interest	(1,382)	(1,797)	(1,603)

Net income	$ 53,104	$ 43,130	$ 44,450

        We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, we began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several key areas, most notably compensation levels. Both the union representatives and we agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the behest of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage or;

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

        We have contingency plans in place to respond to these scenarios and believe we will be able to continue operations with limited or no disruption in services. However, no assurances can be given that these plans will be effective. We cannot reasonably estimate the financial impact of a work stoppage should one occur, on our results of operations. Based on our latest proposals made to the union, base salary expense would increase by approximately 11% annually.  Given that the pilot group represents only 33% of our North American workforce, we do not believe that this level of adjustment or the results of our negotiations will place us at a competitive financial or operational disadvantage.

        Demand for our helicopter services in the North Sea in support of oil and gas production (excluding Search and Rescue and Norway) has declined in the current fiscal year as evidenced by a 12.8% decrease in flight hours for the year ended March 31, 2004 compared to the year ended March 31, 2003. We are not aware of any changes in market conditions that would reverse this downward trend. Therefore, the demand for our helicopter services in the North Sea in support of oil and gas production may continue to decline in forthcoming years.

        In October 2003, we announced that we had begun a restructuring of our North Sea Operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable us to remain competitive in the North Sea offshore helicopter market. As part of the restructuring program, we will reduce staffing levels by approximately 100 positions, or 11%, of our United Kingdom workforce over a nine-month period. We will incur approximately £2.8 million ($5.2 million) in severance and other restructuring costs of which £2.2 million ($4.1 million) has been accrued at March 31, 2004; £0.6 million ($1.1 million) is expected to be expensed in fiscal 2005. The reductions will generate approximately £3.5 million ($6.4 million) in savings during fiscal 2005, on an annualized basis, primarily from decreased salary costs.

        Also as part of the restructuring, in January 2004, we amended our only defined benefit pension plan covering certain United Kingdom and other overseas employees. The amendment, which is effective February 1, 2004, essentially removes the defined benefit feature for a participant’s future services and replaces it with a defined contribution arrangement. Under the new defined contribution feature, we will contribute 5% of a participant’s non-variable salary to a defined contribution section of the plans. The participant will be required to contribute a minimum of 5% of non-variable salary. Participants were also given the option to transfer out of the plans. The net impact on our statement of income as a result of these changes was a reduction in pension expense of approximately £1.4 million ($2.6 million) for our fourth quarter of fiscal 2004. On an annual basis, we estimate that the net impact on our statement of income will be a reduction of approximately £4.8 million ($8.6 million) in pension expense. In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the above change to the plans constitutes a “curtailment” of benefits and accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the amendment we had a deferred prior service gain of £11.9 million ($21.7 million), or $0.65 per diluted share, related to prior plan amendments. This amount was recorded as a gain in fiscal 2004.

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

        In conjunction with our previously announced fleet and facilities renewal and refurbishment program, we changed the residual value estimate of certain aircraft and the useful lives estimate of certain aircraft, effective July 1, 2003. This will more closely reflect the actual salvage values realized and useful lives experienced by us. The effect of this change was a reduction in depreciation expense of $3.2 million, $2.3 million net of tax, for the fiscal year ended March 31, 2004.

General

         We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

  North American Operations;
  North Sea Operations;
  International Operations; and
  Technical Services.

        In fiscal 2004, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 26%, 29%, 31% and 5%, respectively, of our operating revenue. While operating revenue from our Helicopter Activities segment has increased over the past three fiscal years, we expect that the percentage of our overall revenue derived from our International Operations will continue to increase as the major oil and gas companies continue to focus their operations in these regions.

        Our Production Management Services segment contributed the remaining 9% of our operating revenue in fiscal 2004. Operating revenue from this segment in fiscal 2004 increased from fiscal 2003 primarily due to the addition of a contract with a major customer.

        Our operating revenue depends on the demand for our services and the pricing terms of our contracts. We measure the demand for our helicopter services in flight hours. Demand for our services depends on the level of worldwide offshore oil and gas exploration, development and production activities. We believe that our customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium-size and larger aircraft on which we typically earn higher margins. We believe our production-related activities are less sensitive to variances in commodity prices, and accordingly, provide a more stable activity base for our flight operations. We estimate that a majority of our operating revenue from Helicopter Activities is related to the production activities of the oil and gas companies.

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

        We only own 49% of the common stock of Bristow, but we own 100% of Bristow’s subordinated debt. In addition, we have a put/call agreement with the other two stockholders of Bristow which grants us the right to buy all of their shares of Bristow common stock and grants to each of them the right to require us to buy their shares. The per share price in any such sale would be equal to its par value plus a factor representing a guaranteed return on investment. In March 2004, we prepaid a portion of the put/call option price representing the amount of guaranteed return since inception, amounting to $11.4 million. The payment was charged against minority interest on our balance sheet where this obligation had been accrued. In consideration of this, the other shareholders of Bristow agreed to reduce the guaranteed return factor used in calculating the put/call option price, effective April 1, 2004, from 12% per annum to LIBOR plus 3%. In May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow for £1 per share ($14.4 million in total). Bristow used these proceeds to redeem £8 million of its ordinary share capital at par value on a pro rata basis from all of its outstanding shareholders, including ourselves. The result of these changes will be to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by approximately $2.4 million on an annual basis. Under U.K. law, to maintain Bristow’s operating license, we would be required to find a qualified European owner to acquire any of the Bristow shares that we have the right or obligation to acquire under the agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the CAA regarding the suitability of the new holder of the Bristow shares. The put/call agreement does not contain any provisions should the CAA not approve the new holder of the Bristow shares. However, we would work diligently to find a European owner suitable to the CAA. As a result of our ownership and contractual arrangements, we consolidate the results of Bristow and its subsidiaries. For additional information about Bristow, see Note A and Note K in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

        As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter activities in many foreign countries through interests in unconsolidated affiliates. In some cases, we realize revenue from these foreign operations by leasing aircraft and providing services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. We report lease revenue as operating revenue and dividend income as part of earnings from unconsolidated affiliates, as the results of these foreign operations are not included in our revenue or operating income. For additional information about these unconsolidated affiliates, see Note C in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

        Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We measure recoverability of assets by comparing the estimated future undiscounted cash flows expected to result from these assets throughout their estimated useful lives to the carrying amount of the asset. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying business units, are appropriate.

        Revenue Recognition. Revenue from charters of helicopters is recognized as performed based on contractual charter rates. The helicopter charters are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. The charges under these charter contracts are generally based on either a daily or monthly fixed fee plus additional fees for each hour flown. Additionally, we also provide services to customers on a basis we refer to as “ad hoc”, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on either an hourly rate, or a daily or monthly fixed fee, plus additional fees for each hour flown. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are charged to the customer. Revenue from Production Management Services is recognized as these services are performed.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain operating information for our two segments, Helicopter Activities and Production Management Services, and for the four business units comprising our Helicopter Activities segment. The table also presents certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation. Certain reclassifications have been made to prior year information to conform to the current presentation of Technical Services as a separate business unit within the Helicopter Activities segment. For additional information about our business segments, see Note L in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands, except number of aircraft, flight hours and percentages)
Number of Aircraft:
Helicopter Activities:
North American Operations	172	178	200
North Sea Operations	53	57	65
International Operations	101	97	77
Technical Services	6	3	3

Total	332	335	345

Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	123,488	123,565	133,038
North Sea Operations	43,144	48,153	50,018
International Operations	88,278	85,874	81,276
Technical Services	1,882	1,289	1,222

Total	256,792	258,881	265,554

Operating revenue:
Helicopter Activities:
North American Operations	$ 160,400	$ 150,572	$ 156,743
North Sea Operations	180,705	189,518	173,590
International Operations	176,331	164,136	144,615
Technical Services	44,697	45,714	27,398
Less: Intercompany	(42,699)	(37,156)	(34,421)

Total	519,434	512,784	467,925
Production Management Services	49,815	47,685	45,685
Corporate	12,759	11,993	12,110
Less: Intercompany	(18,359)	(17,352)	(17,159)

Consolidated total	$ 563,649	$ 555,110	$ 508,561

Operating expenses (1):
Helicopter Activities:
North American Operations	$ 132,577	$ 134,605	$ 128,529
North Sea Operations	161,740	168,355	159,174
International Operations	154,473	138,082	117,759
Technical Services	42,121	42,735	26,838
Less: Intercompany	(42,699)	(37,156)	(34,421)

Total	448,212	446,621	397,879
Production Management Services	47,302	44,737	43,499
Corporate	18,697	16,046	15,762
Less: Intercompany	(18,359)	(17,352)	(17,159)

Consolidated total	$ 495,852	$ 490,052	$ 439,981

Operating income:
Helicopter Activities:
North American Operations	$ 27,823	$ 15,967	$ 28,214
North Sea Operations	18,965	21,163	14,416
International Operations	21,858	26,054	26,856
Technical Services	2,576	2,979	560
Curtailment gain allocated to Helicopter
Activities	20,365	--	--

Total	91,587	66,163	70,046
Production Management Services	2,513	2,948	2,186
Corporate	(5,938)	(4,053)	(3,652)
Curtailment gain allocated to Corporate	1,300	--	--
Gain on disposal of assets	3,943	3,734	3,553

Consolidated total	$ 93,405	$ 68,792	$ 72,133

	Fiscal Year Ended March 31,
	2004	2003	2002

Operating margin:
Helicopter Activities:
North American Operations	17.3%	10.6%	18.0%
North Sea Operations	10.5%	11.2%	8.3%
International Operations	12.4%	15.9%	18.6%
Technical Services	5.8%	6.5%	2.0%
Total	17.6%	12.9%	15.0%
Production Management Services	5.0%	6.2%	4.8%
Consolidated total	16.6%	12.4%	14.2%

_________________

        (1)       Operating expenses, excluding curtailment gain, include depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,
	2004	2003	2002
		(in thousands)
Helicopter Activities:
North American Operations	$13,398	$11,807	$9,050
North Sea Operations	18,810	16,666	17,167
International Operations	4,527	5,005	4,266
Technical Services	280	233	84

Total	37,015	33,711	30,567
Production Management Services	166	170	1,302
Corporate	2,362	3,783	3,377

Consolidated total	$39,543	$37,664	$35,246

Fiscal 2004 compared to Fiscal 2003

        Consolidated Results

        During fiscal 2004, our operating revenue increased to $563.6 million, or 1.5%, from $555.1 million in fiscal 2003. The increase in operating revenue was primarily a result of increased oil and gas activity in our International Operations and rate increases on customer contracts in our North American Operations. Our fiscal 2004 consolidated operating expenses increased to $495.9 million, or 1.2%, from $490.1 million in fiscal 2003. This increase in operating expenses was due primarily to $4.1 million in restructuring charges related to our North Sea Operations. In connection with this restructuring, we amended our defined benefit pension plan which resulted in the recognition of a non-cash curtailment gain of $21.7 million in fiscal 2004. As a result, operating income for fiscal 2004 increased to $93.4 million as compared to $68.8 million for fiscal 2003.

        Our fiscal 2004 net income was $53.1 million, representing a 23.2% increase from fiscal 2003. This increase primarily resulted from the curtailment gain discussed above offset by the restructuring charges related to our North Sea Operations, debt restructuring charges and higher foreign currency transaction losses. Set forth below is a discussion of the results of our segments and business units.

         Helicopter Activities

Operating revenue from Helicopter Activities increased to $519.4 million, or 1.3%, during fiscal 2004, with operating expenses increasing slightly to $448.2 million in fiscal 2004 from $446.6 million in fiscal 2003. The portion of the curtailment gain allocated to Helicopter Activities of $20.4 million led to an operating margin of 17.6% in fiscal 2004 as compared to 12.9% in fiscal 2003. Helicopter Activities results are further explained below by business unit.

North American Operations. Operating revenue from our North American Operations increased in fiscal 2004 to $160.4 million, or 6.5%, from the prior fiscal year while flight activity remained constant. The increase in operating revenue with static flight activity is due primarily to the 7% rate increase in the Gulf of Mexico that went into effect March 2003 and was phased-in throughout fiscal 2004.

Operating expenses from our North American Operations decreased to $132.6 million in fiscal 2004 from $134.6 million in fiscal 2003. Excluding the effect of the change in salvage value and useful lives on certain aircraft types on depreciation expense, operating expenses for fiscal 2004 would have been $135.8 million.

The result of our higher revenue and lower operating expenses was an increase in our operating margin in our North American Operations to 17.3% for fiscal 2004 from 10.6% in the prior fiscal year.

North Sea Operations. Operating revenue from our North Sea Operations decreased in fiscal 2004 to $180.7 million, or 4.7%, from fiscal 2003 revenue of $189.5 million. Excluding foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002, fiscal 2004 revenue from these operations decreased 6.6% from fiscal 2003 revenue. This decrease relates to reduced activity as reflected by the reduction in flight hours of 10.4% between fiscal 2004 and fiscal 2003.

Operating expenses from our North Sea Operations, excluding foreign exchange effects and costs related to the assets in Italy disposed of in November 2002, decreased by 4.3% between fiscal 2004 and fiscal 2003. The decrease in operating expenses was primarily the result of lower maintenance and repair expense offset by approximately $1.0 million in restructuring costs. The operating margin in our North Sea Operations decreased to 10.5% in fiscal 2004 from 11.2% in fiscal 2003 primarily due to the reduction in revenue.

International Operations. Operating revenue from International Operations increased in fiscal 2004 to $176.3 million, or 7.4%, from $164.1 million in fiscal 2003, primarily as a result of a 2.8% increase in flight activity from the prior fiscal year.

In Brazil, flight activity and operating revenue for fiscal 2004 increased by 26.5% and 29.2%, respectively, from fiscal 2003. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal 2003 in response to increased drilling activity.

In Mexico, flight activity and operating revenue for fiscal 2004 increased over the prior fiscal year levels by 6.3% and 0.4%, respectively. The increase in flight activity and operating revenue were primarily due to the addition of two aircraft in the second quarter of fiscal 2004. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly, the revenue from these aircraft is no longer consolidated in our results. Instead, we record our 49% equity in the net results of the unconsolidated affiliate in earnings from unconsolidated affiliates, which for fiscal 2004 was $1.8 million.

In Nigeria, customer flight hours and operating revenue increased for fiscal 2004 by 5.2% and 18.2%, respectively over fiscal 2003. This increase resulted primarily from the acquisition of a controlling interest in a West African operating company in July 2003, when we began to provide services to a major oil company under a five year contract. Excluding the activity and revenue related to this contract, customer flight hours and operating revenue decreased by 15.4% and 6.4%, respectively over fiscal 2003. This results from the decrease in flight activity with one customer that furnishes its own aircraft (not reflected in hours). Operating margins were virtually unchanged.

Operating expenses for our International Operations increased in fiscal 2004 to $154.5 million, or 11.9% from $138.1 million in fiscal 2003. This increase was primarily a result of higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations decreased to 12.4% in fiscal 2004 from 15.9% in fiscal 2003.

Technical Services. Operating revenue for Technical Services decreased during fiscal 2004 to $44.7 million, or 2.2%, compared to $45.7 million in the prior fiscal year. Operating expenses for Technical Services decreased slightly in fiscal 2004 to $42.1 million, or 1.4%, from $42.7 million in fiscal 2003. Operating margin for Technical Services for fiscal 2004 decreased to 5.8% from 6.5% in the prior year.

        Production Management Services

        Operating revenue from our Production Management Services segment increased to $49.8 million, or 4.5%, in fiscal 2004 from $47.7 million in fiscal 2003, primarily due to the addition of a contract with a major customer. Operating expenses in this segment increased to $47.3 million, or 5.8%, in fiscal 2004 from $44.7 million in fiscal 2003 due to higher transportation charges. Our operating margin decreased to 5.0% from 6.2% in fiscal 2003.

        General and Administrative Costs

        Consolidated general and administrative costs increased by $4.4 million in fiscal 2004 primarily due to restructuring charges for our North Sea Operations of $3.1 million.

        Earnings from Unconsolidated Affiliates

        Earnings from unconsolidated affiliates decreased in fiscal 2004 by $1.0 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Egypt partially offset by higher earnings from equity method investees.

        Interest Expense, net

        Interest expense, net, increased in fiscal 2004 by $1.8 million primarily due to the debt refinancing transaction that took place in June and July 2003. See Note B to the consolidated financial statements for further discussion. This interest was offset by $1.2 million of interest capitalized in fiscal 2004 related to progress payments for our fleet and facilities renewal and refurbishment program and $0.3 million of interest income from the investment of the proceeds of the debt refinancing for approximately one month.

        Loss on extinguishment of debt

        A loss on extinguishment of debt of $6.2 million was recognized in fiscal 2004 related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to the payment of redemption premiums and $1.5 million pertains to the write-off of unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes.

        Other Income (Expense)

        Other expense, net, for fiscal 2004 was $7.8 million compared to other expense, net, of $3.3 million in fiscal 2003 and primarily represents foreign currency transaction losses. These losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British Pound Sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea. The weakening of the U.S. dollar against the British Pound since March 31, 2003 is the primary reason for these losses. The average British Pound to U.S. dollar exchange rate for the fiscal year ended March 31, 2004 was one British Pound = $1.70 compared to one British Pound = $1.55 for the fiscal year ended March 31, 2003.

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

North Sea Operations. Operating revenue from our North Sea Operations increased in fiscal 2003 to $189.5 million, or 9.2%, from fiscal 2002 revenue of $173.6 million. Excluding foreign exchange effects, fiscal 2003 revenue from these operations increased 3.0% from fiscal 2002 revenue. The increase in operating revenue primarily resulted from rate increases on customer contracts both at mid-term and upon renewal, and a favorable change in the mix of aircraft operated in fiscal 2003. Flight hours for fiscal 2003 decreased by 3.7%.

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

        Other Income (Expense)

        Other expense, net, for fiscal 2003 was $3.3 million compared to other income, net, of $1.1 million in fiscal 2002. The expense in fiscal 2003 was primarily the result of foreign currency exchange losses.

Liquidity and Capital Resources

        During fiscal 2004, our primary source of funds to meet working capital needs, service debt and fund capital expenditures was cash from operations and the debt refinancing completed in July 2003. We believe that our future cash flow from operations, available lines of credit and other available financing will be sufficient to meet our working capital, capital expenditure and debt service needs in the foreseeable future.

        Operating Activities

        Cash and cash equivalents were $85.7 million, $56.8 million and $42.7 million as of March 31, 2004, 2003 and 2002, respectively. Working capital as of March 31, 2004, 2003 and 2002 was $251.9 million, $112.5 million and $147.0 million, respectively. The increase in working capital in fiscal 2004 was due primarily to the classification in fiscal 2003 of the $90.9 million outstanding principal amount of the 6.0% convertible subordinated notes due in December 2003 in current maturities of long-term debt. In July 2003, we redeemed all the outstanding notes. See Financing Activities below.

        Cash flows provided by operating activities were $83.3 million in fiscal 2004 as compared to $62.4 million in fiscal 2003 and $64.3 million in fiscal 2002. The increase in cash flows provided by operating activities in fiscal 2004 was primarily the result of a decrease in accounts receivable. The decrease in cash flows in fiscal 2003 from fiscal 2002 was a result of decreased accrued liabilities and other payables.

        Investing Activities

        Cash flows used in investing activities were $62.6 million, $48.2 million and $64.2 million for fiscal 2004, 2003 and 2002, respectively.

        Fiscal 2004. During fiscal 2004, we received proceeds of $6.9 million primarily from the disposal of aircraft and equipment, which resulted in a gain of $3.9 million. Apart from commitments under our fleet and facilities renewal and refurbishment program discussed further below, we purchased one small aircraft for $1.0 million and three medium aircraft for $12.6 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

        In March 2004, we entered a purchase agreement with Bell Helicopter Textron Canada Ltd. for a new medium sized aircraft. The total purchase price for the aircraft is $6.3 million, of which we have already paid a deposit of $0.3 million subsequent to March 31, 2004. The balance of the purchase price will be paid with cash from operations.

        In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for five of our used large aircraft. The proceeds from the sale of the five used aircraft and some surplus spares will fund the purchase of the two new aircraft.

        In May 2003, we entered into a purchase agreement with Bell Helicopter Textron Canada, Ltd. for five new medium aircraft. The total purchase price of the five aircraft was $30.1 million. We funded $12.2 million of the purchase price from available cash and the balance of $17.9 million was financed by the manufacturer for 90 days with interest payable at 3-month LIBOR plus 2.95%. In addition, we purchased a sixth medium aircraft for $5.3 million. These aircraft were purchased to meet the contract renewal requirements of an existing customer of our unconsolidated affiliate in Mexico, and replaced older aircraft currently being used on the contract.

        On July 11, 2003, we sold these six aircraft, at our cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital stock of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five year term loan with a bank requiring monthly principal and interest payments of $346,047 and a balloon payment of $18.3 million due July 11, 2008 (the RLR Note). The RLR Note is secured by the six aircraft. We have guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we have given the bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of March 31, 2004, a liability of $1.0 million representing the fair value of this guarantee is reflected in our balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

        We used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the manufacturer in July 2003. No gain or loss was recognized on the sale.

        As of March 31, 2004, we have expended $57.4 million as deposits and progress payments, and incurred firm purchase commitments of $138.6 under the November 2002 Fleet and Facilities Renewal and Refurbishment program. Subsequent to March 31, 2004, we made additional payments under this program of $6.0 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

        Fiscal 2003. During fiscal 2003, we received proceeds of $22.8 million primarily from the disposal of aircraft and equipment, which resulted in a gain of $5.0 million, and we purchased twelve small aircraft for $14.4 million and four medium aircraft for $8.5 million. In addition, we paid $3.5 million of the balance due on an AS 332L2 Super Puma. An additional approximately $4.4 million is payable in November 2003 on this aircraft. Subsequent to the end of fiscal 2003, we purchased one small aircraft for $0.9 million.

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

        Fiscal 2002. During fiscal 2002, we received proceeds of $11.4 million primarily from disposals of aircraft, which resulted in a gain of $3.6 million and we purchased 21 small aircraft for $24.8 million and seven medium aircraft for $31.5 million. In addition, we placed a deposit of $3.7 million on an AS 332L2 Super Puma. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

        Financing Activities

        Cash flows provided by (used in) financing activities were $3.5 million, ($1.1 million) and ($12.0 million) in fiscal 2004, 2003 and 2002, respectively. Total debt as of March 31, 2004 was $255.5 million as compared to $232.8 million and $208.0 million as of March 31, 2003 and 2002, respectively.

        U.S. Credit Facility. As of March 31, 2004, we had a $30.0 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2005. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on certain ratios under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had no amounts drawn under this facility as of March 31, 2004, but did have $0.7 million of letters of credit utilized which reduced availability under the line. As of March 31, 2004, we were in compliance with all of the covenants under this credit facility. As of March 31, 2003, we had $14.0 million drawn under our U.S. credit facility and we were in compliance with all covenants under this credit facility.

        U.K. Credit Facility. As of March 31, 2004, Bristow had a $22.1 million revolving credit facility, of which $11.0 million is only available for letters of credit, with a United Kingdom bank on which any borrowings are payable on demand and matures on June 30, 2004. Borrowings under this credit facility bear interest at a blended rate approximating 0.7% above the Bank’s base rate. This credit facility is guaranteed by certain of Bristow’s subsidiaries and is secured by helicopter mortgages and a negative pledge of all of Bristow’s assets. As of March 31, 2004, Bristow had outstanding $2.8 million of letters of credit under this facility; however, no funds were drawn under this credit facility. As of March 31, 2004, Bristow was in compliance with all of the covenants under this credit facility. We are in the process of renewing the line of credit and expect it to be finalized before June 30, 2004.

        6.0% Convertible Subordinated Notes. In December 1996, we issued $98.0 million aggregate principal amount of 6.0% convertible subordinated notes due 2003. During 1999, we repurchased $7.1 million in principal amount of the notes in the open market. The notes were convertible at any time into our common stock at a conversion price of $22.86 per share, or approximately 43.74 shares per $1,000 principal amount, and were redeemable at our option. In July 2003, we redeemed all the outstanding notes, $90.9 million, as discussed in Note B to our financial statements.

        7 7/8% Senior Notes. In January 1998, we issued $100.0 million aggregate principal amount of 7 7/8% senior notes due 2008. The notes were unsecured and were guaranteed by certain of our U.S. subsidiaries. The notes became redeemable in full at our option beginning in January 2003. In July 2003, we redeemed all the outstanding notes, $100.0 million, as discussed in Note B to our financial statements.

        6 1/8% Senior Notes. In June 2003, we issued $230.0 million aggregate principal amount of 6 1/8% senior notes due 2013. The notes are unsecured and are guaranteed by certain of our U.S. subsidiaries. The notes become redeemable at our option on or after June 15, 2008. A portion of the net proceeds from the issuance and sale of these notes was used to redeem all our outstanding 7 7/8% Senior Notes and 6.0% Convertible Subordinated Notes. The remaining net proceeds were used for general corporate purposes.

        Limited Recourse Term Loan. Our balance sheet reflects a term loan of approximately $22.1 million as of March 31, 2004. The loan is secured by two aircraft that we operate under an operating lease and we have provided a guarantee of up to $3.8 million of the original cost of the aircraft. The guarantee represents our maximum amount of credit exposure. The rate of interest payable under the loan is 7.1%, requires quarterly payments of $0.6 million and has a balloon payment of $19.0 million due in 2007.

        Short term advance from customer. This $3.4 million advance from a customer is reimbursement for value added taxes paid by us, the ultimate obligation for which is currently under dispute between ourselves and the customer and the tax authorities. The advance is non-interest bearing and will be repaid as taxes are refunded to us by the applicable governmental agency.

        U.K. Taxes. During January 2004, we reached a settlement with the United Kingdom Inland Revenue regarding the tax treatment for certain aircraft maintenance expenditures by our primary United Kingdom operating company. These expenditures are contractual cash payments made to certain repair and maintenance service providers in advance of the actual repair requirement. We have historically deducted these expenditures for tax purposes as the payments were made, but will now treat these expenditures as prepayments for United Kingdom income tax purposes to be deducted when the repair or maintenance service actually occurs. This change in treatment was made effective April 1, 2002, and has resulted in a cash payment for taxes and interest of £4.0 million ($7.4 million) in the last quarter of fiscal 2004, with a further payment due during the first quarter of fiscal 2005 of £4.9 million ($9.0 million). The payment of these taxes will not affect total tax expense on our income statement but will instead be treated as a deferred tax asset to be deducted in the future when the repair and maintenance services are provided.

        Pension Plan. As of March 31, 2004, we had recorded on our balance sheet a $140.0 million pension liability related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require us to make additional cash contributions to the plan. In February 2004, we agreed to a schedule of contributions for our defined benefit pension plan in order to comply with the minimum funding rules of the United Kingdom. Those rules require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by United Kingdom legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded position of the plan as well as other changes we are making to the plan (as more fully described under “Management’s Discussion and Analysis of Financial Condition”), on February 1, 2004, we contributed £5.2 million ($9.6 million) to the plan to reach the 90% funded level, and agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement. The £5.2 million ($9.6 million) contribution was made from existing cash balances and does not materially impact our working capital position.

        Minority Interest. We prepaid $11.4 million, representing a portion of the put/call option price over the 51% of the ordinary share capital of Bristow that we do not own. This payment was made with existing cash balances. In May 2004, we acquired eight million shares of deferred stock (essentially a subordinated class of stock with no voting rights) from Bristow for £1 per share ($14.4 million in total). Bristow used the proceeds to redeem £8 million of its ordinary share capital at par value from all of its outstanding shareholders, including ourselves. The result of these changes will be to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by $2.4 million on an annual basis.

        Contractual Obligations and Commercial Commitments. The Company has the following contractual obligations and commercial commitments as of March 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt	$255,534	$4,417	$21,117	$--	$230,000
Operating Leases	35,329	2,610	5,744	2,732	24,243
Pension Obligation	48,000	4,800	14,400	9,600	19,200
Unconditional Purchase
Obligations	118,631	58,867	59,764	--	--

Total Contractual Cash Obligations	$457,494	$70,694	$101,025	$12,332	$273,443

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Other Commercial Commitments:
Debt Guarantee (1)	$33,967	$ --	$ --	$15,565	$18,402
Letters of Credit	3,512	1,161	2,351	--	--

Total Commercial Commitments	$37,479	$1,161	$2,351	$15,565	$18,402

(1)     We have guaranteed the repayment of up to £10 million ($18.4 million) of the debt of FBS and $15.6 million of the debt of RLR, both unconsolidated affiliates.

        Income Taxes

        Our effective income tax rates from continuing operations were 27.6%, 30.0% and 30.6% for fiscal 2004, 2003 and 2002, respectively. The variance between the Federal statutory rate and the effective rate for these periods is due primarily to non-taxable foreign source income available to reduce U.S. taxable income. Our effective tax rate is impacted by the amount of our foreign source income and our ability to realize foreign tax credits.

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

        Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British Pound Sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment and foreign currency transaction gains or losses are credited or charged to income and reflected in other income (expense). In the past three fiscal years our stockholders’ investment has increased by $62.4 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

        The British Pound Sterling is the currency in which most of Bristow’s revenue and expenses are paid. Approximately 41% of our operating revenue for fiscal 2004 was translated for financial reporting purposes from British Pound Sterling into U.S. dollars. In addition, we receive other revenue that is not in U.S. dollars or British Pound Sterling, such as Australian Dollars, Euros, Nigerian Naira, and Trinidad and Tobago Dollars. We can reduce or eliminate our exposure to exchange rate fluctuations to the extent that we also have expenses that are payable in the same foreign currency as our revenue. Our principal exposure is to changes in the value of the British Pound relative to the U.S. dollar. During fiscal 2004, the British Pound to U.S. dollar exchange rate ranged from a low of one British Pound = U.S. $1.55 to a high of one British Pound = U.S. $1.90, with an average of one British Pound = U.S. $1.70 for the fiscal year. As of March 31, 2004, the exchange rate was one British Pound = U.S. $1.84. During fiscal 2003, the British Pound to U.S. dollar exchange rate ranged from a low of one British Pound = U.S. $1.43 to a high of one British Pound = U.S. $1.65 for the fiscal year, with an average of one British Pound = U.S. $1.55. As of March 31, 2003, the exchange rate was one British Pound = U.S. $1.58.

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

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We implemented SFAS No. 145 on April 1, 2003, and determined that it had no impact on prior year financial statements. On July 29, 2003, we redeemed all of the then outstanding principal amount of our 7 7/8% Senior Notes due 2008 and our 6% Convertible Subordinated Notes due 2003 which resulted in a loss on extinguishment of debt of $6.2 million comprised of unamortized debt issuance costs and a premium payment. In accordance with SFAS No. 145 the loss on extinguishment of debt was recognized as a component of income from continuing operations.

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

        In December 2003, the FASB published a revision to Interpretation 46 (“FIN 46R”) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R is effective by the end of the first reporting period beginning after December 15, 2003. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

        We have $255.5 million of debt outstanding, none of which carries a variable rate of interest. However, the market value of our fixed rate debt fluctuates with changes in interest rates.

        We occasionally use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenue and expenses in the same currency for our contracts. Most of our revenue and expenses from our North Sea Operations are denominated in British Pound Sterling. As of March 31, 2004, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

ITEM 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Offshore Logistics, Inc.:

        We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (the Company) and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s consolidated financial statements as of March 31, 2002 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 15, 2002.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the 2002 financial statements of Offshore Logistics, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note A, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of April 1, 2002. In our opinion, the disclosures for 2002 in Note A are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of Offshore Logistics, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/ KPMG LLP

New Orleans, Louisiana
May 21, 2004

        The following report is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Offshore Logistics, Inc.‘s annual report on Form 10-K for the period ended March 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended March 31, 2004. The previously issued report refers to financial statements not physically included in this document.

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
ASSETS
	(in thousands)
Current assets:
Cash and cash equivalents	$85,679	$56,800
Accounts receivable	121,146	119,012
Inventories	133,073	118,846
Prepaid expenses and other	10,874	8,443

Total current assets	350,772	303,101
Investments in unconsolidated affiliates	38,929	27,928
Property and equipment -- at cost
Land and buildings	26,594	16,671
Aircraft and equipment	797,783	703,111

	824,377	719,782
Less - Accumulated depreciation and amortization	(238,721)	(193,555)

	585,656	526,227
Goodwill	26,829	26,872
Other assets	42,717	21,903

	$1,044,903	$906,031

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$27,439	$29,666
Accrued liabilities	65,257	64,181
Deferred taxes	1,802	33
Current maturities of long-term debt	4,417	96,684

Total current liabilities	98,915	190,564
Long-term debt, less current maturities	251,117	136,134
Other liabilities and deferred credits	147,326	120,035
Deferred taxes	92,042	81,082
Minority interest	9,385	16,555
Commitments and contingencies
Stockholders' investment:
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding 22,631,221 in 2004 and 22,510,921 in 2003 (exclusive of 1,281,050 treasury shares)

	226	225
Additional paid in capital	141,384	139,046
Retained earnings	352,602	299,498
Accumulated other comprehensive income (loss)	(48,094)	(77,108)

	446,118	361,661

	$1,044,903	$906,031

        The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$563,649	$555,110	$508,561
Gain on disposal of assets	3,943	3,734	3,553

	567,592	558,844	512,114

Operating expenses:
Direct cost	417,417	417,910	373,003
Depreciation and amortization	39,543	37,664	35,246
General and administrative	38,892	34,478	31,732

	495,852	490,052	439,981
Curtailment gain	21,665	--	--

Operating income	93,405	68,792	72,133
Earnings from unconsolidated affiliates, net	11,039	12,054	6,604
Interest income	1,689	1,523	2,256
Interest expense	16,829	14,904	15,825
Loss on extinguishment of debt	(6,205)	--	--
Other income (expense), net	(7,810)	(3,284)	1,148

Income before provision for income taxes and
minority interest	75,289	64,181	66,316
Provision for income taxes	20,803	19,254	20,263
Minority interest	(1,382)	(1,797)	(1,603)

Net income	$53,104	$43,130	$44,450

Net income per common share:
Basic	$2.36	$1.92	$2.02

Diluted	$2.29	$1.77	$1.84

        The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock	Paid in	Income	Retained	Stockholders'
	Shares	Amount	Capital	(Loss)	Earnings	Investment
	(in thousands, except share amounts)
BALANCE - March 31, 2001	21,815,421	218	127,554	(41,143)	211,918	298,547
Comprehensive income:
Net income	--	--	--	--	44,450	44,450
Translation adjustments	--	--	--	1,490	--	1,490
Pension liability adjustment
(net of tax of $6,367)	--	--	--	(12,790)	--	(12,790)

Total Comprehensive income	--	--	--	--	--	33,150
Tax benefit related to the exercise
of employee stock options	--	--	443	--	--	443
Acquisition	365,000	4	6,387	--	--	6,391
Stock options exercised	118,500	1	1,502	--	--	1,503

BALANCE - March 31, 2002	22,298,921	223	135,886	(52,443)	256,368	340,034

Comprehensive income:
Net income	--	--	--	--	43,130	43,130
Translation adjustments	--	--	--	27,822	--	27,822
Pension liability adjustment
(net of tax of $28,022)	--	--	--	(52,487)	--	(52,487)

Total Comprehensive income	--	--	--	--	--	18,465
Tax benefit related to the exercise
of employee stock options	--	--	531	--	--	531
Stock options exercised	212,000	2	2,629	--	--	2,631

BALANCE - March 31, 2003	22,510,921	225	139,046	(77,108)	299,498	361,661

Comprehensive income:
Net income	--	--	--	--	53,104	53,104
Translation adjustments	--	--	--	33,105	--	33,105
Pension liability adjustment
(net of tax of $2,179)	--	--	--	(4,091)	--	(4,091)

Total Comprehensive income	--	--	--	--	--	82,118
Tax benefit related to the exercise
of employee stock options	--	--	254	--	--	254
Stock options exercised	120,300	1	2,084	--	--	2,085

BALANCE - March 31, 2004	22,631,221	$226	$141,384	$(48,094)	$352,602	$ 446,118

        The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$53,104	$43,130	$44,450
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	39,543	37,664	35,246
Deferred income taxes	10,571	14,844	9,407
Gain on asset dispositions	(3,943)	(3,734)	(3,553)
Curtailment gain	(21,665)	--	--
Loss on extinguishment of debt	6,205	--	--
Equity in earnings from unconsolidated affiliates over (under)
dividends received	(5,114)	(4,767)	(2,455)
Minority interest in earnings	1,382	1,797	1,603
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	12,259	533	(6,974)
(Increase) decrease in inventories	(4,111)	(6,545)	(16,673)
(Increase) decrease in prepaid expenses and other	5,232	(3,541)	(3,625)
Increase (decrease) in accounts payable	(6,431)	1,621	(2,905)
Increase (decrease) in accrued liabilities	(4,496)	(16,388)	7,697
Increase (decrease) in other liabilities and deferred credits	795	(2,558)	2,126
Other	--	331	--

Net cash provided by operating activities	83,331	62,387	64,344

Cash flows from investing activities:
Capital expenditures	(67,855)	(55,031)	(75,281)
Assets purchased on behalf of unconsolidated affiliate	(35,394)	(26,019)	--
Proceeds from sale of assets to unconsolidated affiliate	35,394	26,019	--
Proceeds from asset dispositions	6,854	22,803	11,354
Acquisition, net of cash received	--	(15,953)	554
Investments	(1,581)	--	(876)

Net cash used in investing activities	(62,582)	(48,181)	(64,249)

Cash flows from financing activities:
Proceeds from borrowings	246,523	45,286	1,513
Repayment of debt and debt redemption premiums	(233,627)	(49,026)	(15,045)
Partial prepayment of put/call obligation	(11,442)	--	--
Issuance of common stock	2,085	2,631	1,503

Net cash provided by (used in) financing activities	3,539	(1,109)	(12,029)

Effect of exchange rate changes in cash and cash equivalents	4,591	1,033	(190)
Net increase (decrease) in cash and cash equivalents	28,879	14,130	(12,124)
Cash and cash equivalents at beginning of period	56,800	42,670	54,794

Cash and cash equivalents at end of period	$85,679	$56,800	$42,670

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations — The Company’s primary area of operation is supplying helicopter transportation services to the worldwide offshore oil and gas industry. The Company also provides production management services to the oil and gas industry in the Gulf of Mexico.

        Basis of Presentation — The consolidated financial statements include the accounts of Offshore Logistics, Inc., a Delaware corporation (“OLOG”), and its majority owned and non-majority owned entities, including Bristow Aviation Holdings, Ltd. (“Bristow”), collectively referred to as “the Company”, after elimination of all significant intercompany accounts and transactions. Investments in 50% or less owned affiliates over which the Company has the majority of the economic risk of the operating assets and related results are consolidated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. Investments in which the Company does not exercise significant influence are accounted for under the cost method whereby dividends are recognized as income when received.

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

        Accounts Receivable — Trade and other receivables are stated at net realizable value and the allowance for uncollectable accounts was $9.7 million and $9.8 million at March 31, 2004 and 2003, respectively. During the fiscal years 2004, 2003 and 2002, the Company increased the allowance account through charges to expense by $0.4 million, $1.0 million and $0.7 million, respectively, and decreased the allowance account for write-offs and recoveries of specifically identified uncollectable accounts by $1.4 million, $0.1 million and $1.1 respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies.

        Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $12.8 million and $11.6 million at March 31, 2004 and 2003, respectively. During fiscal year 2004, the Company decreased the valuation reserve for write-offs of identified obsolete and excess inventory by $0.6 million and increased the valuation reserve through charges to expenses by $0.5 million. During fiscal year 2002, the Company increased the valuation reserve through charges to expense by $0.5 million and decreased the valuation reserve for write-offs of specifically identified obsolete and excess inventory by $0.4 million. There were no charges to operations during the fiscal year 2003.

        Goodwill — Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        The Company adopted SFAS No. 142 as of April 1, 2002. Accordingly, the Company ceased to amortize goodwill in fiscal 2003. Goodwill amortization was approximately $1.1 million for the fiscal year ended March 31, 2002. Had the goodwill amortization not been recorded for fiscal year 2002, the Company’s net income would have been $45.2 million and diluted earnings per share would have been $1.87. As of the beginning of the fiscal 2003, the Company had unamortized goodwill of $14.0 million and $6.3 million relating to its production management segment and technical services business unit, respectively. In connection with the acquisition discussed in Note J to the consolidated financial statements, an additional $6.6 million of goodwill was recorded in fiscal 2003. At March 31, 2004 and 2003, the Company completed a goodwill impairment test on these balances, which involved the use of estimates related to the fair market value of the Company’s business units to which goodwill was allocated. The tests indicated the goodwill was not impaired.

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

        Other assets — Included in other assets is prepaid pension cost of $36.0, restricted cash of $0.6 million and debt issuance costs of $5.9 million, which are being amortized over the life of the related debt. See Note H for further discussion of the Company’s prepaid pension cost.

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

        Revenue Recognition — Revenue from charters of helicopters are recognized as performed based on contractual charter rates. The helicopter charters are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. The charges under these charter contracts are generally based on either a daily or monthly fixed fee plus additional fees for each hour flown. Additionally, we also provide services to customers on a basis we refer to as “ad hoc”, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on either an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are charged to the customer. Revenue from production management services are recognized as these services are performed.

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

        In conjunction with the Company’s previously announced fleet and facilities renewal and refurbishment program, the Company changed the estimated residual value of certain aircraft from 30% to 50% and changed the useful lives of certain aircraft from 7-10 years to 15 years, effective July 1, 2003. The Company believes the revised amounts reflects its historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the fiscal year ended March 31, 2004 was a reduction in depreciation expense of $3.2 million, $2.3 million after tax. The reduction in depreciation expense increased the Company’s net income for the fiscal year ended March 31, 2004 by $0.10 per diluted share.

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

        Foreign Currency Translation — Bristow maintains its accounting records in its local currency (British Pound Sterling). Foreign currencies are converted to United States dollars with the effect of the foreign currency translation reflected as a component of shareholders’ investment in accordance with SFAS No. 52, “Foreign Currency Translation.” Foreign currency transaction gains or losses are credited or charged to income and such amounts are included in other income (expense). During fiscal 2004, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.55 to a high of one British pound = U.S. $1.90, with an average of one British pound = U.S. $1.70 for the fiscal year. At March 31, 2004, the exchange rate was one British pound = U.S. $1.84. Balance sheet information for fiscal 2004 is presented based on the conversion rate at March 31, 2004, and income statement information is presented based on the average conversion rate for fiscal 2004.

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

        The Company enters into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business. Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. As of March 31, 2004 and 2003, the Company had no forward exchange contracts outstanding. The amount of gains and losses recognized in earnings on foreign currency hedging contracts during fiscal 2004 was immaterial.

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

	Fiscal Year Ended March 31,
	2004	2003	2002

Net income, as reported	$53,104	$43,130	$44,450
Stock-based employee compensation expense, net of tax	(1,207)	(853)	(1,882)

Pro forma net income	$51,897	$42,277	$42,568

Basic earnings:
Earnings, as reported	$2.36	$1.92	$2.02
Stock-based employee compensation expense, net of tax	(0.06)	(0.04)	(0.08)

Pro forma basic earnings per share	$2.30	$1.88	$1.94

Diluted earnings:
Earnings, as reported	$2.29	$1.77	$1.84
Stock-based employee compensation expense, net of tax	(0.05)	(0.03)	(0.07)

Pro forma diluted earnings per share	$2.24	$1.74	$1.77

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.2%	2.8%	4.6%
Expected life (years)	5	5	4
Volatility	46%	54%	57%
Dividend yield	--	--	--

        Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

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

        In December 2003, the FASB published a revision to Interpretation 46 (“FIN 46R”) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R is effective by the end of the first reporting period beginning after December 15, 2003. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

B — LONG-TERM DEBT

        Long-term debt at March 31, 2004 and 2003 consisted of the following (in thousands):

	March 31,
	2004	2003
6 1/8% Senior Notes due 2013	$230,000	$--
7 7/8% Senior Notes due 2008	--	100,000
6% Convertible Subordinated Notes due 2003	--	90,922
Line of Credit (U.S. credit facility)	--	14,000
Limited recourse term loan with a United Kingdom bank	22,134	23,077
Management Fee Debt (see Note K)	--	396
Short term advance from customer	3,400	--
Short term note to equipment manufacturer	--	4,423

Total debt	255,534	232,818
Less current maturities	4,417	96,684

Total long-term debt	$251,117	$136,134

        On June 20, 2003, the Company completed a private placement of $230.0 million 6 1/8% Senior Notes due 2013. These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The notes are guaranteed by certain of the Company’s U.S. subsidiaries and become redeemable at the Company’s option on or after June 15, 2008. A portion of the net proceeds from the issuance and sale of these notes was used to redeem all of the Company’s outstanding 7 7/8% Senior Notes due 2008 and all of the Company’s outstanding 6% Convertible Subordinated Notes due 2003, which are further discussed below. The remaining net proceeds from the private placement were used for general corporate purposes. The redemptions took place on July 29, 2003. The Company recorded a loss on the extinguishment of debt of $6.2 million in July 2003. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the redeemed debt.

        The Company filed a registration statement on July 18, 2003, with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act. The registration statement was declared effective on August 4, 2003 and the exchange of notes was concluded on September 4, 2003.

        On December 17, 1996, the Company issued $98 million of 6% Convertible Subordinated Notes (“6% Notes”) due December 2003. The 6% Notes were convertible at any time into the Company’s Common Stock at a conversion price of $22.86 per share (equivalent to a conversion rate of approximately 43.74 shares per $1,000 principal amount of 6% Notes) and are redeemable at the option of the Company. The Company issued $7.5 million of the 6% Notes to Caledonia Investments plc in conjunction with the investment in Bristow. Proceeds of $88.4 million, after debt issuance costs of $2.1 million, were also used to finance the investment in Bristow. During 1999, the Company repurchased $7.1 million face value of the 6% Notes in the open market at a gain to the Company, which was not material. The Company fully redeemed the $90.9 million outstanding 6% Notes on July 29, 2003 at a redemption price equal to 100.86% of the principal amount plus accrued interest of $0.7 million for a total price of $92.4 million. A loss of $0.8 million was recorded in July 2003, which pertained to the redemption premium.

        On January 27, 1998, the Company issued $100 million aggregate principal amount of 7 7/8% Senior Notes (“7 7/8% Notes”) due 2008 discounted to yield 7.915%. The 77/8% Notes were guaranteed by certain of the Company’s subsidiaries (see Note N). The Company fully redeemed the $100.0 million outstanding 77/8% notes on July 29, 2003 at a redemption price equal to 103.938% of the principal amount plus accrued interest of $0.3 million for a total price of $104.2 million. A loss of $3.9 million was recorded in July 2003, which pertained to the redemption premium.

        In August 2002, Bristow entered into a Bill of Exchange with Eurocopter which matured in November 2003 in connection with the purchase of an AS 332L2 Super Puma. A United Kingdom bank guaranteed payment by Bristow and required a mortgage on a similar aircraft. The mortgage was released when payment was made in November 2003.

        The limited recourse term loan is secured by two aircraft that the Company operates under an operating lease and the Company has provided a guarantee of up to $3.8 million of the original cost of the aircraft. The guarantee represents the Company’s maximum amount of credit exposure. The rate of interest payable under the loan is 7.1%, requires quarterly payments of $0.6 million and has a balloon payment of $19.0 million due in 2007.

        The short term advance from a customer is reimbursement for value added taxes paid by the Company, the obligation for which is currently under dispute between the Company, the customer and the taxing authority. The advance is non-interest bearing and will be repaid as taxes are refunded to the Company by the applicable governmental agency.

        Bristow has a £12.0 million ($22.1 million) revolving credit facility, of which £6.0 million ($11.0 million) is only available for letters of credit with a United Kingdom bank that is payable on demand and matures June 30, 2004. The facility is available for working capital requirements. All advances under the revolving credit facility bear interest at a blended rate approximating 0.7% above the Bank’s base rate. The revolving credit facility is guaranteed by certain United Kingdom subsidiaries of Bristow and is secured by helicopter mortgages and a negative pledge of substantially all Bristow assets. There were no borrowings under this revolving credit facility as of March 31, 2004; however, availability on the line is reduced by £1.5 million ($2.8 million) of outstanding letters of credit. Management is in the process of renewing the line of credit and expects it to be finalized before June 30, 2004.

        At March 31, 2004, the Company had a $30 million unsecured line of credit with a U.S. bank that expires on August 31, 2005. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. The Company has no amounts drawn under this facility but did have $0.7 million of letters of credit utilized which reduced availability under the line as of March 31, 2004. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on certain financial ratios under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of 0.20% on the average unused portion of the line.

        Among other restrictions, the credit agreements and notes contain covenants relating to liens, consolidated net worth, liquidity and cash flow coverage (as defined in the agreements). At March 31, 2004, the Company was in compliance with all covenants. Aggregate annual maturities for all long-term debt for the next five years are as follows: 2005 — $4.4 million; 2006 — $1.1 million; 2007 — $10.8 million; 2008 — $9.2 million; and 2009 — $0; thereafter $230.0 million.

        Interest paid, net of amounts capitalized in fiscal 2004, was $15.1 million. Interest paid for fiscal 2003 and 2002 was $14.4 million and $14.6 million, respectively.

        The estimated fair value of the Company’s total debt at March 31, 2004 and 2003 was $253.2 million and $232.6 million, respectively, based on quoted market prices for the publicly listed 6 1/8% Senior Notes and the publicly listed 6% Notes and the 77/8% Notes and the current rates offered to the Company on other outstanding obligations.

C — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has investments in three unconsolidated affiliates that are accounted for on the cost method, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively referred to as HC), Aeroleo Taxi Aereo S.A. (“Aeroleo”) and Petroleum Air Services (“PAS”), as the Company is unable to exert significant influence over their operations. The Company also has investments in five unconsolidated affiliates, FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, Rotorwing Leasing Resources, (“RLR”) and Norsk Helikopter AS (“Norsk”), which it accounts for under the equity method. Each of these entities are principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, with the exception of the FB Entities, whose activities are described in further detail below.

        The FB Entities originated in 1996 when Bristow was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School (“DHFS”), a then newly established training school for all branches of the British military, under a fifteen year contract valued at approximately £500 million over the full term. FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997. Bristow and its partner have given joint and several guarantees of up to £15.0 million ($27.6 million) related to the performance of this contract. Bristow has also guaranteed repayment of up to £10 million ($18.4 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above. Since May 1997, the FB Entities have been awarded additional government work. These entities together have purchased and modified 6 additional aircraft and maintain a staff of approximately 590 employees.

        In July 2003, the Company sold six aircraft, at cost, to RLR. RLR financed 90% of the purchase price of these aircraft through a five year term loan (the RLR Note). The RLR Note is secured by the six aircraft. The Company guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the Company gave the bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require the Company to purchase the RLR Note from the bank. The Company simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to the Company, the other shareholder will be required to purchase 51% of the RLR Note from the Company. As of March 31, 2004 a liability of $1.0 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

        The percentage ownership and investment balance for the unconsolidated affiliates at March 31 were as follows (in thousands):

	Fiscal Year Ended March 31,
	Percentage Ownership	2004	2003
Cost Method
HC	49%	$2,637	$2,637
PAS	25%	6,286	6,286
Aeroleo	20%	1,290	1,425
Other		612	596
Equity Method
RLR	49%	3,465	--
Norsk	49%	6,625	4,749
FB Entities	50%	18,014	12,235

		$38,929	$27,928

        Dividends from entities accounted for on the cost method were as follows (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
HC	$2,356	$2,146	$2,230
PAS	2,500	4,600	1,914
Aeroleo	--	540	--

	$4,856	$7,286	$4,144

        A summary of combined unaudited financial information of these unconsolidated affiliates is set forth below (in thousands):

	March 31,
	2004	2003
	(unaudited)	(unaudited)
Current assets	$ 217,881	$ 178,095
Non-current assets	220,081	137,922
Total assets	$ 437,962	$ 316,017
Current liabilities	$ 69,258	$ 63,126
Non-current liabilities	247,689	157,214
Equity	121,015	95,677
Total liabilities and equity	$ 437,962	$ 316,017

	Fiscal Year Ended March 31,
	2004	2003	2002
	(unaudited)	(unaudited)	(unaudited)
Revenue	$300,412	$261,709	$139,140

Gross profit	$81,190	$61,573	$46,456

Net income	$40,358	$27,218	$23,566

        During fiscal 2004, 2003 and 2002, respectively, revenue of $54.1 million, $54.0 million and $21.3 million were recognized for services provided to these unconsolidated affiliates by the Company. At March 31, 2004, $12.9 million was due from these unconsolidated affiliates for services provided.

D — INVESTMENT IN MARKETABLE SECURITIES

        Under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” investments in debt and equity securities are required to be classified in one of three categories: held-to-maturity, available-for-sale, or trading. As of March 31, 2003, the Company had £4.8 million ($7.6 million) of UK government securities classified as available-for-sale included in other assets which matured in June 2003. The estimated fair market value approximated book value at March 31, 2003.

E — COMMITMENTS AND CONTINGENCIES

        The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $2.5 million in fiscal 2004, $4.8 million in fiscal 2003, and $4.4 million in fiscal 2002. As of March 31, 2004, aggregate future payments under noncancelable operating leases are as follows: fiscal 2005 — $2.6 million; fiscal 2006 — $2.2 million; fiscal 2007 — $1.9 million; fiscal 2008 — $1.7 million and fiscal 2009 — $1.4 million.

        The Company employs approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both the union representatives and the Company agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the behest of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage. or;

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

        The Company has contingency plans in place to respond to these scenarios and believe it will be able to continue operations with limited or no disruption in services. The Company cannot reasonably estimate the financial impact of a work stoppage should one occur, on the Company’s results of operations. Based on the Company’s latest proposals made to the union, base salary expense would increase by approximately 11% annually.  Given that the pilot group represents only 33% of the Company’s North American workforce, the Company does not believe that this level of adjustment or the results of its negotiations will place it at a competitive financial or operational disadvantage.

        During November 2002, Bristow sold assets related to its activities in Italy. Bristow recognized a pre-tax loss on the disposal of these assets during fiscal 2003 of $1.3 million, which is recorded in the gain on disposal of assets in the accompanying consolidated statements of income. These assets generated approximately $12.8 million of Bristow’s operating revenue for fiscal 2003 ($15.0 million for fiscal 2002). The loss represents the excess of book value over sales proceeds, plus the accrual of certain obligations totaling $0.9 million which were reflected in the March 31, 2003 consolidated balance sheet. The sale of three aircraft involved in Italy has not closed. These aircraft are currently leased by the Company from a third party, and subleased to the buyer. The sales of the aircraft are contingent upon the Company exercising purchase options under the leases and the closing of the sale to the buyer. Gains resulting from these aircraft sales are expected to be approximately $4.3 million.

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

F — RESTRUCTURING CHARGES

        In October 2003, the Company announced that it had begun a restructuring of its United Kingdom based operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable the Company to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, the Company will reduce staffing levels by approximately 100 positions, or 11% of its United Kingdom workforce, over a nine-month period. The Company will ultimately incur approximately £2.4 million ($4.4 million) in severance costs and approximately £0.4 million ($0.8 million) in other restructuring costs. The Company has incurred approximately £1.8 million ($3.4 million) in severance costs and approximately £0.4 million ($0.7 million) in other restructuring costs as of March 31, 2004. Approximately £0.5 million ($1.0 million) of costs incurred to date are included in Direct Cost in the consolidated income statement and have been allocated to the Helicopter Activities segment, specifically the North Sea business unit, while the remaining £1.7 million ($3.1 million) are included in General and Administrative costs in the consolidated income statement and were allocated to Corporate.

        The balance of the accrued restructuring charges recorded in connection with the restructuring of the Company’s United Kingdom based operations at March 31, 2004 was as follows:

	Employee Severance And Other Related Benefits	Other Restructuring Costs	Total
	(in thousands)
Restructuring Costs, incurred to date	$3,402	$658	$4,060
Cash payments	(1,454)	(560)	(2,014)

Accrual balance at March 31, 2004	$1,948	$98	$2,046

G — INCOME TAXES

        The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2004	2003
Deferred Tax Assets:
Foreign tax credits	$79,801	$68,436
Pension minimum liability	88,512	72,556
Accrual for maintenance and repair	8,113	3,349
Other	11,146	13,358
Valuation allowance	(14,418)	(16,575)

Total deferred tax assets	173,154	141,124

Deferred Tax Liabilities:
Property and equipment	(195,154)	(170,268)
Inventories	(10,913)	(9,782)
Deferred revenue	(1,912)	(3,237)
Prepaid pension costs	(22,768)	(5,908)
Investments in affiliates	(16,092)	(13,443)
Other foreign deductions	(12,168)	(10,971)
Other	(7,991)	(8,629)

Total deferred tax liabilities	(266,998)	(222,238)

Net deferred tax liabilities	$(93,844)	$(81,114)

        Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the United States income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back two years and forward five years. As of March 31, 2004 and 2003, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all of its excess foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

        A portion of the above foreign tax credit asset represents the Company’s expected US foreign tax credit that would result from directly related foreign deferred tax liabilities. As such, the credit may not be claimed on the United States income tax return until such time that the related foreign deferred tax liabilities become current. At March 31, 2004 and 2003, $37.7 million and $30.6 million, respectively, of the above foreign tax credit asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

        Certain of the above components have changed due to fluctuations in foreign currency rates.

        The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2004, 2003 and 2002 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
Domestic	$11,549	$10,375	$21,867
Foreign	63,740	53,806	44,449

Total	$75,289	$64,181	$66,316

        The provision for income taxes for the fiscal years 2004, 2003 and 2002 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
Current:
Domestic	$1,023	$2,324	$1,117
Foreign	9,418	19,906	6,960

	10,441	22,230	8,077
Deferred:
Domestic	6,531	(2,345)	15,065
Foreign	4,112	(1,643)	(626)

	10,643	(3,988)	14,439

Increase (decrease) in valuation allowance	(281)	1,012	(2,253)

Total	$20,803	$19,254	$20,263

The reconciliation of U.S. Federal statutory and effective income tax rates is shown below:

	Fiscal Year Ended March 31,
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Utilization of foreign tax credits	(15.4)%	(31.4)%	(7.7)%
Additional taxes on foreign source income	15.0%	30.9%	10.0%
Foreign source income not taxable	(5.0)%	(3.0)%	(3.3)%
Change in valuation allowance	(0.4)%	0.3%	(2.3)%
State taxes provided	0.2%	0.4%	0.5%
Other, net	(1.8)%	(2.2)%	(1.6)%

Effective tax rate	27.6%	30.0%	30.6%

        The Internal Revenue Service has examined the Company’s Federal income tax returns for all years through 1996. All years through 2000 have been closed, either through settlement or expiration of the statute of limitations.

        Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $53.9 million at March 31, 2004. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Withholding taxes, if any, upon repatriation would not be significant.

        The Company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the Company’s effective income tax rate. The tax benefit for fiscal 2004, 2003 and 2002 totaled approximately $0.3 million, $0.5 million and $0.4 million, respectively.

        Income taxes paid during fiscal 2004, 2003 and 2002 were $20.0 million, $13.7 million and $7.2 million, respectively.

H — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

        The Company currently has three qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

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

        The Pueblo Airmotive, Inc. 401(k) Plan covers Pueblo employees. The Company matches each participant’s contributions up to 3% of the employee’s compensation.

        Bristow has a defined benefit pension plan, which covers all full-time employees of Bristow employed on or before December 31, 1997. The plan is funded by contributions partly from employees and partly from Bristow. Members of the plan contribute up to 9.5% of pensionable salary (as defined in the plan) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee’s annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the United Kingdom. Effective March 31, 2002, this plan was amended to limit the rate of annual increases in pensionable salary to the lesser of (a) annual increases in a retail price index or (b) 5%. In addition, the amendment requires participants to contribute an additional 2% of pensionable salary to the plan. The amendment also introduces a defined contribution element to the plan effective July 1, 2002, whereby Bristow will make contributions of up to 7% of the excess of a participant’s salary over his pensionable salary. The participants will be allowed to make contributions into this portion of the plan. For employees hired after December 31, 1997, Bristow contributes 4% (5% for pilots) of the employee’s base salary into a defined contribution retirement plan operated by a private insurance company.

        During January 2004, the Company again amended the defined benefit pension plan. The amendment, which is effective February 1, 2004, essentially removes the defined benefit feature for a participant’s future services and replaces it with a defined contribution arrangement. Under the new defined contribution feature, the Company will contribute 5% of a participant’s non-variable salary to a defined contribution section of the plan. The participant will be required to contribute a minimum of 5% of non-variable salary. Participants were also given the option to transfer out of the plan. In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the above change to the plan constitutes a “curtailment” of benefits and accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the amendment the Company had a deferred prior service gain of £11.9 million ($21.7 million) related to prior plan amendments. This amount was recorded as a gain in fiscal 2004.

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

	March 31,
	2004	2003
Change in Benefit Obligation:
Projected benefit obligation (PBO) at beginning
of period	$299,258	$239,961
Service cost	5,251	5,339
Interest cost	17,781	16,227
Member contributions	2,436	2,575
Actuarial loss	17,030	19,645
Benefit payments and expenses	(12,157)	(11,326)
Effect of exchange rate changes	52,058	26,837

Projected benefit obligation (PBO) at end of period.	$381,657	$299,258

	March 31,
	2004	2003
Change in Plan Assets:
Market value of assets at beginning of period	$195,979	$218,363
Actual return on assets	39,997	(42,784)
Employer contributions	15,150	6,347
Member contributions	2,436	2,575
Benefit payments and expenses	(12,157)	(11,326)
Effect of exchange rate changes	36,281	22,804

Market value of assets at end of period	$277,686	$195,979

Reconciliation of Funded Status:
Accumulated benefit obligation (ABO)	$381,657	$299,258
Projected benefit obligation (PBO)	381,657	299,258
Fair value of assets	277,686	195,979

Deficit of assets over PBO	(103,971)	(103,279)
Unrecognized prior service credit	--	(20,436)
Unrecognized experience losses	--	135,181
Unrecognized actuarial losses	139,978	--
Prepaid pension cost	36,007	11,466
Adjustment to recognize minimum liability	(139,978)	(114,745)

Net recognized pension liability	$(103,971)	$(103,279)

	Fiscal Year Ended March 31,
	2004	2003	2002
Components of Net Periodic Pension Cost:
Service cost for benefits earned during the period..	$5,251	$5,339	$5,354
Interest cost on PBO	17,781	16,227	14,576
Expected return on assets	(16,028)	(17,172)	(16,135)
Amortization of Unrecognized Plan Amendment
Effects	(1,827)	(2,000)	--
Amortization of Unrecognized Experience Losses	9,221	2,666	--

Subtotal	14,398	5,060	3,795
Curtailment gain	(21,665)	--	--

Net periodic pension (benefit) cost	$(7,267)	$5,060	$3,795

        Actuarial assumptions used to develop these components were as follows:

	2004	2003	2002
Discount rate	5.50%	5.50%	6.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Rate of compensation increase	2.25%	2.25%	2.50%

        In January 2004, the Company instituted a new non-qualified deferred compensation plan for its senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, the Company has the discretion to make annual tax deferred contributions to the plan on the participants behalf. The assets of the plan are held in a rabbi trust and are subject to the general creditors of the Company. At March 31, 2004 the amount held in trust was $0.2 million.

        The Company’s contributions to the five plans were $19.8 million, $9.7 million and $8.8 million for fiscal 2004, 2003 and 2002, respectively.

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

        The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of restricted stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $2.1 million, $1.4 million and $1.8 million for fiscal 2004, 2003 and 2002, respectively. There were no shares of restricted stock outstanding as of March 31, 2004.

        The 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended (“1991 Plan”), provides for a maximum of 200,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who meets certain attendance criteria is automatically granted an option to purchase 2,000 shares of the Company’s Common Stock. The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and have an indefinite term. This plan expired in 2003 and is in effect only for options outstanding at March 31, 2004.

        The 2003 Non-qualified Stock Option Plan for Non-employee Directors provides for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who meets certain attendance criteria is automatically granted an option to purchase 5,000 shares of the Company’s Common Stock. The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

        Under the Company’s stock option plans there are 1,940,502 shares of Common Stock reserved for issue at March 31, 2004, of which 828,502 shares are available for future grants.

        A summary of the Company’s stock options as of March 31, 2004, 2003 and 2002 and changes during the periods ended on those dates is presented below:

	Weighted-Average Exercise Price	Number of Shares
Balance at March 31, 2001	$13.97	743,500
Granted	20.48	323,500
Exercised	12.68	(118,500)
Expired or cancelled	19.55	(24,000)

Balance at March 31, 2002	16.27	924,500
Granted	18.04	252,300
Exercised	12.41	(212,000)
Expired or cancelled	20.41	(60,000)

Balance at March 31, 2003	17.39	904,800
Granted	20.97	351,500
Exercised	17.33	(120,300)
Expired or cancelled	19.58	(24,000)

Balance at March 31, 2004	$18.48	1,112,000

        As of March 31, 2004, 2003 and 2002, the number of options exercisable under the stock option plans was 672,833, 668,500 and 617,000, respectively, and the weighted average exercise price of those options was $17.42, $17.18 and $14.16, respectively.

        The following table summarizes information about stock options outstanding as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Price	Number Outstanding	Wgtd. Avg. Remaining	Wgtd. Avg. Exercise Contr. Life	Number Price	Wgtd. Avg. Exercise Exercisable
$7.375 - $12.940	183,500	5.43	$ 12.00	183,500	$ 12.00
$15.438 - $19.760	457,500	7.24	$ 18.27	312,833	$ 18.39
$21.150 - $21.340	471,000	8.54	$ 21.22	176,500	$ 21.34

$7.375 - $21.340	1,112,000	7.49	$ 18.48	672,833	$ 17.42

I — EARNINGS PER SHARE

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings per common share for the fiscal years 2004, 2003 and 2002 were determined on the assumption that the convertible debt was converted on April 1, 2003, 2002 and 2001, respectively. Diluted earnings per share for the fiscal years 2003 and 2002 excluded 237,500 and 217,797 stock options, respectively, at a weighted average exercise price of $21.34 and $21.34, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Fiscal Year Ended March 31,
	2004	2003	2002
Income from continuing operations (in thousands):
Income available to common stockholders	$53,104	$43,130	$44,450
Interest and redemption premium on convertible debt,
net of taxes	1,809	3,819	3,791

Income available to common stockholders, plus
assumed conversions	$54,913	$46,949	$48,241

Shares:
Weighted average number of common shares outstanding	22,545,183	22,429,056	21,997,343
Options	174,423	153,425	193,656
Convertible debt	1,293,045	3,976,928	3,976,928

Weighted average number of common shares outstanding,
including assumed conversions	24,012,651	26,559,409	26,167,927

Income from continuing operations:
Basic earnings per share	$2.36	$1.92	$2.02

Diluted earnings per share	$2.29	$1.77	$1.84

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

J — ACQUISITION

        On July 1, 2002, the Company purchased a controlling interest in Pan African Airlines (Nigeria) Ltd., a West Africa helicopter operating company, and simultaneously purchased ten single engine helicopters and three fixed wing aircraft, all for $16.0 million. The purchase price contained a significant element of goodwill as this acquisition was viewed as strategic in protecting our existing market share in West Africa. The purchase was contingent upon the award of a three-party contract by a major oil company for helicopter transportation for a five-year term. The three parties to the contract include the major oil company, one of the Company’s wholly owned operating subsidiaries, and the West Africa helicopter company. Upon award of the contract, which would not have been awarded without the participation of one of the Company’s wholly owned operating subsidiaries, the Company acquired the controlling interest discussed above. The acquisition was accounted for under the purchase method and the results of the West Africa helicopter company from the date of acquisition are included in the consolidated results. The acquisition was financed with $2.0 million of existing cash and $14.0 million of borrowings under the Company’s US line of credit facility. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired of $6.6 million was allocated to goodwill, $4.8 million of which is deductible for tax purposes. No other intangible assets were acquired. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statements of income.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

July 1, 2002
(in thousands)
Current assets	$2,307
Property and equipment	8,627
Goodwill	6,559

Total Assets Acquired	$17,493

Current liabilities	$(536)
Other liabilities and deferred credits	(957)

Total Liabilities Assumed	$(1,493)

Net Assets Acquired	$16,000

        On December 21, 2001, the Company acquired 100% of the common stock of Cox, Kraay & Associates and its wholly-owned subsidiary, Pueblo Airmotive, Inc. (“Pueblo”). Headquartered in Tucson, Arizona, Pueblo is an aircraft engine and component overhaul company. Pueblo was formerly affiliated with a group of entities that are investors in HC, the Company’s unconsolidated affiliate in Mexico. The capabilities of and services offered by Pueblo provide the Company with an in-house option for the repair and overhaul of certain engine types as well as establish the Company’s entry into the third party market for these services. The acquisition was accounted for under the purchase method, and the results of Pueblo from the date of acquisition are included in consolidated results. The purchase price was comprised of cash of $100,000 and the issuance of 365,000 shares of the Company’s common stock. The closing price of the stock on the date of acquisition was $17.51 and has been allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired of $6.4 million was allocated to goodwill. The purchase price contained a significant amount of goodwill, as the engine overhaul services performed by Pueblo was seen as an important “service line” to add to the Company’s existing technical services products, and because Pueblo provides a capital source for the repair and overhaul of the Company’s own engines, allowing the Company to better manage the Company’s maintenance and repair costs. No other intangible assets were acquired.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

December 21, 2001
(in thousands)
Current assets	$4,050
Property and equipment	950
Goodwill	6,371

Total Assets Acquired	$11,371

Current liabilities	$(747)
Deferred taxes	(133)

Total Liabilities Assumed	$(880)

Net Assets Acquired	$10,491

Debt Assumed	$4,000

K — RELATED PARTIES

        On December 19, 1996, the Company and one of its subsidiaries acquired 49% of the common stock and a significant amount of Bristow’s subordinated debt as further discussed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“BHGL”). Bristow is organized with three different classes of ordinary shares (common stock) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a Norwegian investor (the “Norwegian Investor”), originally owned 49%, 49% and 2%, respectively, of Bristow’s total outstanding ordinary shares. In December 2002, the Company called the shares of the Norwegian Investor in accordance with the put/call agreement described below and sold them to a U.K. investor (the “E.U. Investor”). In turn, the E.U. Investor became a party to the put/call agreement on substantially the same terms as had applied to the Norwegian Investor. In March 2004, Caledonia sold a portion of its holdings in Bristow equal to 3% of the total outstanding ordinary shares to the E.U. Investor.

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

        In addition to its ownership of 49% of Bristow’s outstanding ordinary shares and £5.0 million principal amount of Bristow’s subordinated debt, the Company acquired £91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Bristow had the right to and did defer payment of interest on such debt until January 31, 2002. Deferred interest accrues interest at an annual rate of 13.5%. Interest on the subordinated debt continues to accrue and aggregated $228.9 million at March 31, 2004. No interest payments have been paid through March 31, 2004.

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

        Caledonia, the Company and the E.U. Investor also entered into a put/call agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require the Company to purchase such shares. Under current United Kingdom law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting the Company’s ability to exercise the put/call option is a requirement to consult with the CAA regarding the suitability of the new holder of the Bristow shares. The put/call agreement does not contain any provisions should the CAA not approve the new European investor. However, the Company would work diligently to find a European investor suitable to the CAA. In March 2004, the Company prepaid a portion of the put/call option price, representing the amount of guaranteed return since inception, amounting to $11.4 million. The payment was charged against minority interest on our balance sheet where this obligation had been accrued. In consideration of this, the other shareholders of Bristow agreed to reduce the guaranteed return factor used in calculating the put/call option price, effective April 1, 2004, from 12% per annum to LIBOR plus 3%. In May 2004, the Company acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow for £1 per share ($14.4 million in total). Bristow used these proceeds to redeem £8 million of its ordinary share capital at par value on a pro rata basis from all of its outstanding shareholders, including the Company. Caledonia received management fees from Bristow that were payable semi-annually in advance through June 2003.

        See Note C for discussion of the Company’s investments in and transactions with unconsolidated affiliates. See Note J for discussion of an acquisition of a company formerly affiliated with a group of entities that the Company is affiliated with in Mexico.

L — SEGMENT INFORMATION

        The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter Activities and Production Management Services. AirLog and Bristow are major suppliers of helicopter transportation services to the worldwide offshore oil and gas industry. GPM provides production management services, contract personnel and medical support services in the Gulf of Mexico to the domestic oil and gas industry. The following shows reportable segment information for the fiscal years ended March 31, 2004, 2003 and 2002, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
Segment operating revenue from external customers:
Helicopter activities	$511,820	$506,580	$461,352
Production management services	49,750	47,621	45,685

Total segment operating revenue	$561,570	$554,201	$507,037

Intersegment operating revenue:
Helicopter activities	$7,614	$6,204	$6,573
Production management services	65	64	--

Total intersegment operating revenue	$7,679	$6,268	$6,573

Consolidated operating revenue reconciliation:
Helicopter activities	$519,434	$512,784	$467,925
Production management services	49,815	47,685	45,685
Intersegment eliminations	(7,679)	(6,268)	(6,573)
Corporate	2,079	909	1,524

Total consolidated operating revenue	$563,649	$555,110	$508,561

	Fiscal Year Ended March 31,
	2004	2003	2002
Consolidated operating income reconciliation:
Helicopter activities including allocation of curtailment gain	$91,587	$66,163	$70,046
Production management services	2,513	2,948	2,186

Total segment operating income	94,100	69,111	72,232
Gain on disposal of assets	3,943	3,734	3,553
Corporate	(5,938)	(4,053)	(3,652)
Curtailment gain allocated to Corporate	1,300	--	--

Total consolidated operating income	$93,405	$68,792	$72,133

	Capital Expenditures
	Fiscal 2004	Fiscal 2003	Fiscal 2002
Helicopter activities	$67,410	$54,784	$74,999
Production management services	436	133	180
Corporate	9	114	102

Total	$67,855	$55,031	$75,281

	Depreciation and Amortization
	Fiscal 2004	Fiscal 2003	Fiscal 2002
Helicopter activities	$37,015	$33,711	$30,567
Production management services	166	170	1,302
Corporate	2,362	3,783	3,377

Total	$39,543	$37,664	$35,246

	Identifiable Assets as of March 31,
	2004	2003	2002
Helicopter activities	$ 939,322	$812,914	$715,412
Production management services	28,164	26,223	23,841
Corporate and other	77,417	66,894	68,048

Total	$1,044,903	$906,031	$807,301

        The Company attributes revenue to various countries based on the location where Helicopter Activities or Production Management Services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2004	2003	2002
Operating revenue:
United States	$201,753	$195,099	$195,767
United Kingdom	167,605	166,720	137,384
Nigeria	72,337	61,434	48,252
Australia	32,072	26,823	22,247
Mexico	23,473	23,397	18,957
Other countries	66,409	81,637	85,954

	$563,649	$555,110	$508,561

	As of March 31,
	2004	2003
Long-lived assets:
United States	$160,419	$131,334
United Kingdom	160,080	181,233
Nigeria	57,068	36,125
Australia	39,506	29,746
Mexico	41,463	42,433
Other countries	127,120	105,356

	$585,656	$526,227

        Goodwill related to Production Management Services was $14.0 million as of March 31, 2004 and 2003. Goodwill related to Helicopter Activities was $12.8 million and $12.9 as of March 31, 2004 and March 31, 2003, respectively.

        During fiscal 2004, 2003 and 2002, AirLog and Bristow conducted operations in over 12 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal 2004, 2003 and 2002 the aggregate activities of one ongoing international oil company customer accounted for 11%, 15% and 14%, respectively, of consolidated operating revenue.

M — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	June 30	September 30	December 31	March 31
	(in thousands, except per share amounts)
2004
Gross revenue	$134,750	$140,803	$139,072	$152,967

Operating income	$16,473	$20,021	$10,770	$46,141

Net income	$8,268	$8,500	$2,790	$33,546

Basic earnings per share	$0.37	$0.38	$0.12	$1.48	(1)

Diluted earnings per share	$0.35	$0.37	$0.12	$1.47	(1)

2003
Gross revenue	$135,356	$145,542	$139,241	$138,705

Operating income	$17,421	$21,578	$18,941	$10,852

Net income	$9,482	$12,483	$12,018	$9,147

Basic earnings per share	$0.42	$0.56	$0.53	$0.41

Diluted earnings per share	$0.39	$0.51	$0.49	$0.38

2002
Gross revenue	$123,709	$132,237	$128,119	$128,049

Operating income	$19,252	$22,636	$16,690	$13,555

Net income	$11,371	$13,316	$10,795	$8,968

Basic earnings per share	$0.52	$0.61	$0.49	$0.40

Diluted earnings per share	$0.47	$0.55	$0.45	$0.38

(1)Includes $21.7 million, $15.7 million net of tax, of curtailment gain relating to the pension plan discussed in Note H.

N — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Balance Sheet
March 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$31,106	$5,990	$48,583	$--	$85,679
Accounts receivable	8,135	38,804	84,648	(10,441)	121,146
Inventories	--	68,807	64,117	149	133,073
Prepaid expenses and other	302	4,161	6,411	--	10,874

Total current assets	39,543	117,762	203,759	(10,292)	350,772
Intercompany investment	259,179	--	--	(259,179)	--
Investments in unconsolidated affiliates	894	--	38,035	--	38,929
Intercompany note receivables	507,001	--	25,688	(532,689)	--
Property and equipment--at cost:
Land and buildings	135	17,689	8,770	--	26,594
Aircraft and equipment	1,464	294,910	501,409	--	797,783

	1,599	312,599	510,179	--	824,377
Less: Accumulated depreciation
and amortization	(1,410)	(95,629)	(141,682)	--	(238,721)

	189	216,970	368,497	--	585,656
Goodwill	--	13,839	12,879	111	26,829
Other assets	6,255	119	36,343	--	42,717

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

	LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$333	$7,191	$23,532	$(3,617)	$27,439
Accrued liabilities	6,990	12,521	52,570	(6,824)	65,257
Deferred taxes	1,802	--	--	--	1,802
Current maturities of long-term debt	--	--	4,417	--	4,417

Total current liabilities	9,125	19,712	80,519	(10,441)	98,915
Long-term debt, less current maturities	230,000	--	21,117	--	251,117
Intercompany notes payable	24,576	88,941	419,172	(532,689)	--
Other liabilities and deferred credits	1,271	3,130	142,925	--	147,326
Deferred taxes	8,583	56,468	26,991	--	92,042
Minority interest	9,385	--	--	--	9,385
Stockholders' investment:
Common stock	226	4,062	22,828	(26,890)	226
Additional paid in capital	141,384	51,168	13,475	(64,643)	141,384
Retained earnings	352,454	125,209	62,318	(187,379)	352,602
Accumulated other comprehensive
income (loss)	36,057	--	(104,144)	19,993	(48,094)

	530,121	180,439	(5,523)	(258,919)	446,118

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Statement of Income
March 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$1,470	$194,299	$367,880	$--	$563,649
Intercompany revenue	--	12,553	1,700	(14,253)	--
Gain on disposal of equipment	--	1,055	2,888	--	3,943

	1,470	207,907	372,468	(14,253)	567,592
Operating expenses:
Direct cost	--	151,330	266,087	--	417,417
Intercompany expense	8	1,691	11,591	(13,290)	--
Depreciation and amortization	200	12,709	26,634	--	39,543
General and administrative	6,900	10,395	22,560	(963)	38,892

	7,108	176,125	326,872	(14,253)	495,852
Curtailment gain	--	--	21,665	--	21,665

Operating income	(5,638)	31,782	67,261	--	93,405
Earnings from unconsolidated affiliates	44,004	--	11,197	(44,162)	11,039
Interest income	43,208	20	1,939	(43,478)	1,689
Interest expense	15,939	60	44,308	(43,478)	16,829
Loss on extinguishment of debt	(6,205)	--	--	--	(6,205)
Other income (expense)	(976)	(16)	(6,818)	--	(7,810)

Income before provision for income
Taxes and minority interest	58,454	31,726	29,271	(44,162)	75,289
Allocation of consolidated income taxes	3,968	8,756	8,079	--	20,803
Minority interest	(1,382)	--	--	--	(1,382)

Net income	$53,104	$22,970	$21,192	$(44,162)	$53,104

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
March 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$1,547	$58,606	$12,506	$10,672	$83,331

Cash flows from investing activities:
Capital expenditures	(9)	(57,813)	(10,033)	--	(67,855)
Assets purchased on behalf of unconsolidated
affiliate	(17,869)	(6,217)	(11,308)	--	(35,394)
Proceeds from sale of assets to unconsolidated
affiliate	17,869	6,217	11,308	--	35,394
Proceeds from asset dispositions	4	2,984	3,866	--	6,854
Investments in subsidiaries	(2,953)	--	1,372	--	(1,581)

Net cash provided by (used in)
investing activities	(2,958)	(54,829)	(4,795)	--	(62,582)

Cash flows from financing activities:
Proceeds from borrowings	257,381	--	3,592	(14,450)	246,523
Repayment of debt and debt redemption
premiums	(231,289)	--	(6,116)	3,778	(233,627)
Partial prepayment of put/call obligation	(11,442)	--	--	--	(11,442)
Issuance of common stock	2,085	--	--	--	2,085

Net cash provided by (used in) financing
activities	16,735	--	(2,524)	(10,672)	3,539

Effect of exchange rate changes in cash	--	--	4,591	--	4,591

Net increase (decrease) in cash and
cash equivalents	15,324	3,777	9,778	--	28,879
Cash and cash equivalents
at beginning of period	15,782	2,213	38,805	--	56,800

Cash and cash equivalents
at end of period	$31,106	$5,990	$48,583	$--	$85,679

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Balance Sheet
March 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$15,782	$2,213	$38,805	$--	$56,800
Accounts receivable	1,860	35,442	86,414	(4,704)	119,012
Inventories	--	66,278	52,575	(7)	118,846
Prepaid expenses and other	305	2,999	5,139	--	8,443

Total current assets	17,947	106,932	182,933	(4,711)	303,101
Intercompany investment	264,498	--	--	(264,498)	--
Investments in unconsolidated affiliates	--	--	27,928	--	27,928
Intercompany notes receivable	409,544	--	13,883	(423,427)	--
Property and equipment--at cost:
Land and buildings	135	8,517	8,019	--	16,671
Aircraft and equipment	1,474	253,458	448,179	--	703,111

	1,609	261,975	456,198	--	719,782
Less: Accumulated depreciation
and amortization	(1,238)	(87,876)	(104,441)	--	(193,555)

	371	174,099	351,757	--	526,227
Goodwill	--	13,839	12,922	111	26,872
Other assets	10,080	146	11,677	--	21,903

	$702,440	$295,016	$601,100	$(692,525)	$906,031

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$540	$7,306	$26,524	$(4,704)	$29,666
Accrued liabilities	4,175	14,488	45,518	--	64,181
Deferred taxes	33	--	--	--	33
Current maturities of long-term debt	90,921	--	5,763	--	96,684

Total current liabilities	95,669	21,794	77,805	(4,704)	190,564
Long-term debt, less current maturities	114,000	--	22,134	--	136,134
Intercompany notes payable	14,078	63,485	345,864	(423,427)	--
Other liabilities and deferred credits	285	2,785	116,965	--	120,035
Deferred taxes	24,429	49,482	7,171	--	81,082
Minority interest	16,555	--	--	--	16,555
Stockholders' investment:
Common stock	225	4,062	12,117	(16,179)	225
Additional paid in capital	139,046	51,168	8,015	(59,183)	139,046
Retained earnings	299,505	102,240	80,881	(183,128)	299,498
Accumulated other comprehensive
income (loss)	(1,352)	--	(69,852)	(5,904)	(77,108)

	437,424	157,470	31,161	(264,394)	361,661

	$702,440	$295,016	$601,100	$(692,525)	$906,031

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$1,179	$184,906	$369,025	$--	$555,110
Intercompany revenue	9	9,268	2,286	(11,563)	--
Gain on disposal of assets	650	1,430	1,654	--	3,734

	1,838	195,604	372,965	(11,563)	558,844
Operating expenses:
Direct cost	--	150,390	267,520	--	417,910
Intercompany expense	74	2,211	8,315	(10,600)	--
Depreciation and amortization	496	11,977	25,191	--	37,664
General and administrative	6,643	9,760	19,038	(963)	34,478

	7,213	174,338	320,064	(11,563)	490,052

Operating income	(5,375)	21,266	52,901	--	68,792
Earnings from unconsolidated affiliates, net	33,643	--	12,054	(33,643)	12,054
Interest income	36,705	33	1,180	(36,395)	1,523
Interest expense	14,820	--	36,479	(36,395)	14,904
Other income (expense), net	(390)	73	(2,967)	--	(3,284)

Income before provision for income
taxes and minority interest	49,763	21,372	26,689	(33,643)	64,181
Allocation of consolidated income taxes	4,836	6,411	8,007	--	19,254
Minority interest	(1,797)	--	--	--	(1,797)

Net income	$43,130	$14,961	$18,682	$(33,643)	$43,130

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating
activities	$(22,658)	$42,129	$16,916	$26,000	$62,387

Cash flows from investing activities:
Capital expenditures	(114)	(45,854)	(9,063)	--	(55,031)
Assets purchased on behalf of
affiliate	--	--	(26,019)	--	(26,019)
Proceeds from sale of assets to
affiliate	--	--	26,019	--	26,019
Proceeds from asset dispositions	846	3,728	18,229	--	22,803
Acquisition, net of cash received	--	--	(15,953)	--	(15,953)
Investments in subsidiaries	498	(498)	--	--	--

Net cash provided by (used in) investing
activities	1,230	(42,624)	(6,787)	--	(48,181)

Cash flows from financing activities:
Proceeds from borrowings	24,000	--	47,286	(26,000)	45,286
Repayment of debt	--	--	(49,026)	--	(49,026)
Issuance of common stock	2,631	--	--	--	2,631

Net cash provided by (used in) financing
activities	26,631	--	(1,740)	(26,000)	(1,109)

Effect of exchange rate changes in cash	--	--	1,033	--	1,033

Net decrease in cash and cash
equivalents	5,203	(495)	9,422	--	14,130
Cash and cash equivalents at beginning of
period	10,579	2,708	29,383	--	42,670

Cash and cash equivalents at end of period	$15,782	$2,213	$38,805	$--	$56,800

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$1,096	$191,953	$315,512	$--	$508,561
Intercompany revenue	4	8,441	1,162	(9,607)	--
Gain (loss) on disposal of assets	(322)	2,457	1,308	110	3,553

	778	202,851	317,982	(9,497)	512,114
Operating expenses:
Direct cost	7	149,872	223,273	(149)	373,003
Intercompany expense	1	1,162	7,482	(8,645)	--
Depreciation and amortization	551	10,353	24,342	--	35,246
General and administrative	6,604	8,432	17,659	(963)	31,732

	7,163	169,819	272,756	(9,757)	439,981

Operating income	(6,385)	33,032	45,226	260	72,133
Earnings from unconsolidated affiliates, net	38,252	--	6,604	(38,252)	6,604
Interest income	31,733	145	1,109	(30,731)	2,256
Interest expense	14,385	2	32,169	(30,731)	15,825
Other income (expense), net	16	5	1,127	--	1,148

Income before provision for income
taxes and minority interest	49,231	33,180	21,897	(37,992)	66,316
Allocation of consolidated income taxes	3,438	10,136	6,689	--	20,263
Minority interest	(1,603)	--	--	--	(1,603)

Net income	$44,190	$23,044	$15,208	$(37,992)	$44,450

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2002

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating
activities	$(16,598)	$58,567	$38,392	$(16,017)	$64,344

Cash flows from investing activities:
Capital expenditures	(47)	(61,185)	(14,049)	--	(75,281)
Proceeds from asset dispositions	964	6,766	3,624	--	11,354
Acquisition, net of cash received	554	--	--	--	554
Investments	4,570	(4,570)	(876)	--	(876)

Net cash provided by (used in) investing
activities	6,041	(58,989)	(11,301)	--	(64,249)

Cash flows from financing activities:
Proceeds from borrowings	--	--	5,513	(4,000)	1,513
Repayment of debt	--	--	(35,062)	20,017	(15,045)
Issuance of common stock	1,503	--	--	--	1,503

Net cash provided by (used in) financing
activities	1,503	--	(29,549)	16,017	(12,029)

Effect of exchange rate changes in cash	--	--	(190)	--	(190)
Net decrease in cash and cash
equivalents	(9,054)	(422)	(2,648)	--	(12,124)
Cash and cash equivalents at beginning of
period	19,633	3,130	32,031	--	54,794

Cash and cash equivalents at end of period	$10,579	$2,708	$29,383	$--	$42,670

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

ITEM 9a. Controls and Procedures

(a)

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b)

There has been no change in our internal controls over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on the Company’s website and in print form to any shareholder who requests a copy. In the event that we amend or waive any of the provisions of the Code of Ethics and Business Conduct, we intend to disclose the same on the Company’s website at www.olog.com.

        The information required by Item 10 regarding our executive officers appears as Item 4(a) under Part I of this Report. The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance” in the 2004 Proxy. The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Committees of the Board of Directors” in the 2004 Proxy.

        The remaining information called for by this Item 10 is incorporated by reference to “Election of Directors” in the 2004 Proxy.

ITEM 11. Executive Compensation

        There is incorporated by reference herein the information under the caption “Executive Compensation” contained in the registrant’s definitive proxy statement for use in connection with the 2004 Annual Stockholders’ Meeting.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There is incorporated by reference herein the information under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Equity Compensation Plan Information” and “Information Concerning Nominees” contained in the registrant’s definitive proxy statement for use in connection with the 2004 Annual Stockholders’ Meeting.

ITEM 13. Certain Relationships and Related Transactions

        There is incorporated by reference herein the information under the caption “Executive Compensation” contained in the registrant’s definitive proxy statement for use in connection with the 2004 Annual Stockholders’ Meeting.

ITEM 14. Principal Accounting Fees and Services

        There is incorporated by reference herein the information under the caption “Relationship with Independent Public Accountants” contained in the registrant’s definitive proxy statement for use with the 2004 Annual Stockholders’ Meeting.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) (1) Financial Statements

Independent Auditors' Report
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheet — As of March 31, 2004 and 2003.
Consolidated Statement of Income for the fiscal years ended March 31, 2004, 2003 and 2002.
Consolidated Statement of Stockholders’ Investment for the fiscal years ended March 31, 2004, 2003 and 2002.
Consolidated Statement of Cash Flows for the fiscal years ended March 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements

      (a) (2) Financial Statement Schedules

        All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

      (a) (3)

	Exhibits	Incorporated by Reference to Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-laws
	(1) Delaware Certificate of Incorporation	0-5232	10-K	June 1989	3(10)
	(2) Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1989	3(11)
	(3) Certificate of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(3)
	(4) Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)
	(5) Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	0-5232	10-K	June 1990	3(5)
	(6) Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	0-5232	8-K	Dec. 1992	3
	(7) Rights Agreement and Form of Rights Certificate	0-5232	8A	Feb. 1996	4
	(8) Amended and Restated By-laws	0-5232	8-K	Feb. 1996	3(7)
	(9) Certificate of Designation of Series A Junior Participating Preferred Stock	0-5232	10-K	June 1996	3(9)
	(10) First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(11) Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
(4)	Instruments defining the rights of security holders, including indentures
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	Dec. 1996	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3
	(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
(10)	Material Contracts
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	Dec. 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	Dec. 1986	10(xx)
	(3) Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	Aug. 1994	2(1)
	(4) Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	Aug. 1994	2(2)
	(5) Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	Aug. 1994	2(3)
	(6) Proposed Form of Joint Venture Agreement	33-79968	S-4	Aug. 1994	2(4)
	(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	Dec. 1994	84
	(8) Offshore Logistics, Inc. Annual Incentive Compensation Plan *	0-5232	10-K	June 1995	10(20)
	(9) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(10) Master Agreement dated December 12, 1996	0-5232	8-K	Dec. 1996	2(1)
	(11) Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions. *	0-5232	10-Q	Sept. 1997	10(1)
	(12) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)
	(13) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)
	(14) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	Aug. 1992	4.1
	(15) Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)
	(16) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
	(17) Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*	001-31617	10-K	March 2003	10(16)
(18) Offshore Logistics, Inc. Deferred Compensation Plan * †
	(19) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Nonemployee Directors*	333-115473	S-8	May 13, 2004	4.12
(20) Agreement with Keith Chanter dated January 13, 2004. * †
(21) †	Subsidiaries of the Registrant
(23) †	Consent of Independent Registered Public Accounting Firm
(31.1) †	Certification by President and Chief Executive Officer
(31.2) †	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory Plan or Arrangement
† Furnished herewith

        Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

(b)     Offshore Logistics, Inc. filed the following reports on Form 8-K during the last quarter of fiscal year ended March 31, 2004:

Date of Event Reported                    Item(s) Reported

January 5, 2004                                Item 7 & 12*
February 11, 2004                             Item 7 & 12*

* The information in the Form 8-K furnished pursuant to Item 12 is not considered to be “filed” for the purposes of section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFSHORE LOGISTICS, INC. By: /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Vice President-- Chief Financial Officer (Principal Financial and Accounting Officer)

June 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter N. Buckley
Peter N. Buckley	Director	June 3, 2004
/s/ Jonathan H. Cartwright
Jonathan H. Cartwright	Director	June 3, 2004
/s/ Stephen J. Cannon
Stephen J. Cannon	Director	June 3, 2004

David M. Johnson	Director	June 3, 2004
/s/ Kenneth M. Jones
Kenneth M. Jones	Chairman of the Board and Director	June 3, 2004
/s/ Dr. Pierre Henri Jungels
Dr. Pierre Henri Jungels	Director	June 3, 2004
/s/ Thomas C. Knudson
Thomas C. Knudson	Director	June 3, 2004
/s/ George M. Small
George M. Small	President, Chief Executive Officer and Director	June 3, 2004
/s/ Ken C. Tamblyn
Ken C. Tamblyn	Director	June 3, 2004
/s/ Robert W. Waldrup
Robert W. Waldrup	Director	June 3, 2004

EXHIBIT 21

OFFSHORE LOGISTICS, INC.

Subsidiaries of the Registrant as of March 31, 2004

Company	Place of Incorporation	Percentage of Voting Stock Owned
Aeroleo Taxi Aereo S/A	Brazil	20%
Air Logistics of Alaska, Inc.	Alaska	100%
Air Logistics, L.L.C.	Louisiana	100%
Aircopter Maintenance International, Inc.	Panama	49%
Airlog International, Inc.	Panama	100%
Airlog International, Ltd.	Delaware	100%
Brilog Leasing Limited	Cayman Islands	100%
Bristow Aviation Holdings Limite	England	49%
Bristow Caribbean Ltd.	Trinidad/Tobago	40% *
Bristow Helicopter Group Limited	England	49%
Bristow Helicopters Australia Pty. Ltd.	Australia	49%
Bristow Helicopters, Inc.	Connecticut	100%
Bristow Helicopters International Limited	England	49%
Bristow Helicopters Limited	England	49%
Bristow Helicopters Nigeria Limited	Nigeria	40% *
Bristow International Limited	England	100%
British Island Airways (Guernsey) Ltd.	Guernsey	49%
Bristow Technical Services, Ltd.	England	49%
Caledonian Helicopters Ltd.	England	49%
FB Heliservices Limited	England	50% *
FB Leasing Limited	England	50% *
FBS Limited	England	50% *
Grasso Corporation	Delaware	100%
Grasso Production Management	Texas	100%
Guaranty Financial International, N.A.	Texas	100%
Heliservicio Campeche S.A. de C.V.	Mexico	49%
Hemisco Helicopters International, Inc.	Panama	49%
Medic Systems, Inc.	Delaware	100%
Norsk Helikopter AS	Norway	Norway
Offshore Logistics International, Inc.	Panama	100%
Pan African Airlines Nigeria Ltd.	Nigeria	40%
Petroleum Air Services	Egypt	25%
Pueblo Airmotive, Inc.	Arizona	100%
Rotorwing Leasing Resources, LLC	Louisiana	49%

* percentage owned by Bristow Helicopters Limited

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors
Offshore Logistics, Inc.:

We consent to the incorporation by reference in the registration statements No. 33-87450, No. 33-50946, No. 33-14800, No. 33-50948, No. 333-100017 and No. 333-115473 on Form S-8 and No. 333-23355 on Form S-3 of Offshore Logistics, Inc. of our report dated May 21, 2004, with respect to the consolidated balance sheets of Offshore Logistics, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ investment and cash flows for the years then ended which report appears in the March 31, 2004, annual report on Form 10-K of Offshore Logistics, Inc. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of April 1, 2002.

/s/ KPMG LLP

New Orleans, Louisiana
June 8, 2004

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

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registration’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Dated: June 8, 2004

By: /s/ George M. Small —————————————— George M. Small CEO and President

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

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registration’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Dated: June 8, 2004

By: /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-K of Offshore Logistics, Inc. (the “Company”) for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission as of the date hereof, I, George M. Small, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ George M. Small —————————————— Name: George M. Small Title: Chief Executive Officer and President Date: June 8, 2004

EXHIBIT 32.2

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-K of Offshore Logistics, Inc. (the “Company”) for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission as of the date hereof, I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: June 8, 2004