Form 10-Q
period 2004-06-30
OFFSHORE LOGISTICS INC
filed 2004-08-05
CIK 73887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

        Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 30, 2004.

22,849,354 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$147,382	$133,893
Gain on disposal of assets	2,598	857

	149,980	134,750

Operating expenses:
Direct cost	107,668	99,826
Depreciation and amortization	10,450	10,104
General and administrative	11,321	8,347

	129,439	118,277

Operating income	20,541	16,473
Earnings from unconsolidated affiliates, net	1,520	1,903
Interest income	436	404
Interest expense	3,929	3,965
Other income (expense), net	88	(2,274)

Income before provision for income taxes and minority interest	18,656	12,541
Provision for income taxes	5,597	3,763
Minority interest	(89)	(510)

Net income	$12,970	$8,268

Net income per common share:
Basic	$0.57	$0.37

Diluted	$0.57	$0.35

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2004	March 31, 2004
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$103,617	$85,679
Accounts receivable	122,396	121,146
Inventories	134,710	133,073
Prepaid expenses and other	13,561	10,874

Total current assets	374,284	350,772
Investments in unconsolidated affiliates	27,552	38,929
Property and equipment - at cost:
Land and buildings	26,871	26,594
Aircraft and equipment	792,067	797,783

	818,938	824,377
Less: accumulated depreciation and amortization	(241,956)	(238,721)

	576,982	585,656
Goodwill	26,828	26,829
Other assets	41,741	42,717

	$1,047,387	$1,044,903

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Accounts payable	$33,657	$27,439
Accrued liabilities	56,820	65,257
Deferred taxes	1,896	1,802
Current maturities of long-term debt	4,435	4,417

Total current liabilities	96,808	98,915
Long-term debt, less current maturities	250,850	251,117
Other liabilities and deferred credits	145,713	147,326
Deferred taxes	92,876	92,042
Minority interest	1,876	9,385
Stockholders' Investment:
Common stock, $.01 par value, authorized 35,000,000
shares; outstanding 22,818,054 and 22,631,221 at June 30 and
March 31, respectively (exclusive of 1,281,050 treasury shares)	228	226
Additional paid-in capital	145,277	141,384
Retained earnings	365,572	352,602
Accumulated other comprehensive loss	(51,813)	(48,094)

	459,264	446,118

	$1,047,387	$1,044,903

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$12,970	$8,268
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	10,450	10,104
Increase (decrease) in deferred taxes	2,043	3,414
(Gain) loss on asset dispositions	(2,598)	(857)
Equity in earnings from unconsolidated affiliates
(over) under dividends received	10,907	(1,254)
Minority interest in earnings	89	510
(Increase) decrease in accounts receivable	(4,261)	1,553
(Increase) decrease in inventories	(2,388)	(2,172)
(Increase) decrease in prepaid expenses and other	(2,339)	3,230
Increase (decrease) in accounts payable	7,118	(498)
Increase (decrease) in accrued liabilities	(7,655)	(2,612)
Increase (decrease) in other liabilities and deferred credits	501	18

Net cash provided by (used in) operating activities	24,837	19,704

Cash flows from investing activities:
Capital expenditures	(14,978)	(26,987)
Assets purchased for resale to affiliate	--	(35,394)
Proceeds from asset dispositions	12,757	1,322

Net cash provided by (used in) investing activities	(2,221)	(61,059)

Cash flows from financing activities:
Proceeds from borrowings	--	242,981
Cash from deposits for debt extinguishments	--	(196,615)
Repayment of debt	(249)	(648)
Re-purchase of shares from minority interests	(7,389)	--
Issuance of common stock	3,285	31

Net cash provided by (used in) financing activities	(4,353)	45,749

Effect of exchange rate changes in cash	(325)	1,592

Net increase (decrease) in cash and cash equivalents	17,938	5,986
Cash and cash equivalents at beginning of period	85,679	56,800

Cash and cash equivalents at end of period	$103,617	$62,786

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of interest capitalized	$7,184	$2,353
Income taxes	$9,807	$119
Supplemental disclosure of non-cash investing activities:
Nonmonetary exchange of assets	$5,876	$--

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004

NOTE A — Basis of Presentation and Consolidation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

NOTE B — Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three months ended June 30, 2004 excluded 7,418 stock options at a weighted average exercise price of $27.21 which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three months ended June 30, 2003 excluded 214,500 stock options at a weighted average exercise price of $21.34 which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2004	2003
Net income (thousands of dollars):
Income available to common stockholders	$12,970	$8,268
Interest on convertible debt, net of taxes	--	955

Income available to common stockholders,
plus assumed conversions	$12,970	$9,223

Shares:
Weighted average number of common shares outstanding	22,654,114	22,511,003
Options	248,198	131,723
Restricted Stock Units	2,473	--
Convertible debt	--	3,976,928

Weighted average number of common shares outstanding,
plus assumed conversions	22,904,785	26,619,654

Net income per common share:
Basic	$0.57	$0.37

Diluted	$0.57	$0.35

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

	Three Months Ended June 30,
	2004	2003
	(in thousands, except for per share amounts)
Net income, as reported:	$12,970	$8,268
Stock-based employee compensation expense,
net of tax	(463)	$(122)

Pro forma net income	$12,507	$8,146

Basic earnings per share:
Earnings per share, as reported	$0.57	$0.37
Stock-based employee compensation expense,
net of tax	(0.02)	(0.01)

Pro forma basic earnings per share	$0.55	$0.36

Diluted earnings per share:
Earnings per share, as reported	$0.57	$0.35
Stock-based employee compensation expense,
net of tax	(0.02)	(0.01)

Pro forma diluted earnings per share	$0.55	$0.34

NOTE C — Commitments and Contingencies

        The Company employs approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both the union representatives and the Company agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the discretion of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a Release, which would start a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage; or

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

         In March 2004 the Company petitioned the NMB for a release due to lack of progress in negotiations. The NMB declined this request after input from the Union and instructed the parties that negotiations should continue. The negotiations did continue and some progress was made; however, on August 2, 2004, the Union petitioned the NMB for a Release. The Company has been asked for its position regarding the Union's request for a Release by August 17, 2004, and the Company expects the NMB to issue its response within 30 days of that date. The Company plans to ask the NMB to decline this request as the latest negotiation yielded some progress and the parties are not at an impasse. Although the Company believes the Mediator will also advise the NMB that a Release is not reasonable at this time, there are no certainties as to his recommendation or the decision of the NMB.

        The Company has contingency plans in place to respond to these scenarios and believes it will be able to continue operations with limited or no disruption in services. The Company cannot reasonably estimate the financial impact of a work stoppage should one occur, on the Company’s results of operations. Based on the Company’s latest proposals made to the union, base salary expense would increase by approximately 11% annually.  Given that the pilot group represents only 33% of the Company’s North American workforce, the Company does not believe that this level of adjustment or the results of its negotiations will place it at a competitive financial or operational disadvantage.

        On April 30, 2004, one of the Company’s helicopters operating in Alaska was involved in an accident that resulted in one fatality. The cause of the accident is still under investigation by the Company and the National Transportation and Safety Board. Subsequent to June 30, 2004, one of the Company’s helicopters operated by its affiliate, Pan African Airlines Nigeria, Ltd., crashed in the Gulf of Guinea, offshore Nigeria with four people on board. The search for the passengers, crew and helicopter wreckage is ongoing. Company personnel will participate in the accident investigation with the Nigerian Civil Aviation Authority and other governmental agencies. The Company maintains insurance coverage for such situations and believes that its coverage is adequate for any claims that may result.

NOTE D – Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net Income	$12,970	$8,268
Other Comprehensive Income:
Currency translation adjustments	(3,719)	10,664

Comprehensive Income	$9,251	$18,932

NOTE E – Property and Equipment

        In conjunction with the Company’s previously announced fleet and facilities renewal and refurbishment program, the Company changed the estimated residual value of certain aircraft from 30% to 50% and changed the useful lives of certain aircraft from 7-10 years to 15 years, effective July 1, 2003. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the quarter ended June 30, 2004, was a reduction in depreciation expense of $1.0 million, $0.7 million after tax. The reduction in depreciation expense increased the Company’s net income for the three months ended June 30, 2004 by $0.03 per diluted share.

NOTE F – Restructuring Charges

        In October 2003, the Company announced that it had begun a restructuring of its United Kingdom based operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable the Company to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, the Company is reducing staffing levels by approximately 100 positions, or 11% of its United Kingdom workforce, over a nine-month period. The Company will ultimately incur approximately £2.2 million ($4.0 million) in severance costs and approximately £0.3 million ($0.6 million) in other restructuring costs. The Company has incurred to date approximately £2.0 million ($3.6 million) in severance costs and approximately £0.3 million ($0.6 million) in other restructuring costs. For the quarter ended June 30, 2004, the Company incurred approximately £0.2 million ($0.3 million) in severance costs that is included in General and Administrative costs in the accompanying statement of income and was allocated to Corporate.

        In June 2004, the Company notified its United Kingdom employees that it had been unable to reach an agreement to transfer the technical services operations into one of its existing joint ventures, but that it was still exploring the possible transfer of certain of its contracts within the Technical Services business unit to the joint venture. Additionally, the remaining operations of Technical Services in the United Kingdom will be downsized by ceasing to perform certain types of third party work that has generated poor financial results for the last two years. As a result of the downsizing, the Company will reduce staffing levels in the Technical Services business unit by approximately 110 positions over a six-month period. The Company has incurred approximately £1.7 million ($3.1 million) in severance costs and approximately £80,000 ($145,000) in other related costs as of June 30, 2004. Approximately £1.3 million ($2.4 million) and £0.5 million ($0.9 million) of costs incurred to date are included in Direct Cost and General and Administrative costs, respectively, in the consolidated statements of income and have been allocated to the Helicopter Activities segment, specifically the Technical Services business unit.

        The balance of the accrued restructuring charges recorded in connection with the restructuring and downsizing of the Company’s United Kingdom based operations at June 30, 2004 was as follows:

	Employee Severance And Other Related Benefits	Other Restructuring Costs	Total
	(in thousands)
Restructuring Costs, incurred to date	$6,721	$711	$7,432
Cash payments	(2,155)	(566)	(2,721)

Accrual balance at June 30, 2004	$4,566	$145	$4,711

        The balance is expected to be paid in the next three quarters.

NOTE G – Segment Information

        The Company operates principally in two business segments: Helicopter Activities and Production Management Services. The following shows reportable segment information for the three months ended June 30, 2004 and 2003, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Segment operating revenue from external customers:
Helicopter activities:
North American Operations	$36,914	$34,136
North Sea Operations	41,134	40,807
International Operations	48,386	41,494
Technical Services	5,874	5,541

Total Helicopter Activities	132,308	121,978
Production Management Services	13,676	11,655

Total segment operating revenue	$145,984	$133,633

Intersegment operating revenue:
Helicopter activities:
North American Operations	$4,917	3,689
North Sea Operations	4,188	4,176
International Operations	470	240
Technical Services	3,754	1,272

Total Helicopter Activities	13,329	9,377
Production Management Services	16	18

Total intersegment operating revenue	$13,345	$9,395

Consolidated operating revenue reconciliation:
Helicopter activities:
North American Operations	$41,831	$37,825
North Sea Operations	45,322	44,983
International Operations	48,856	41,734
Technical Services	9,628	6,813

Total Helicopter Activities	145,637	131,355
Production Management Services	13,692	11,673
Corporate	3,782	2,883
Intersegment eliminations	(15,729)	(12,018)

Total consolidated operating revenue	$147,382	$133,893

Consolidated operating income reconciliation:
Helicopter activities:
North American Operations	$7,620	$3,805
North Sea Operations	6,360	5,379
International Operations	7,201	6,399
Technical Services	(2,773)	144

Total Helicopter Activities	18,408	15,727
Production Management Services	765	623
Gain on disposal of assets	2,598	857
Corporate	(1,230)	(734)

Total consolidated operating income	$20,541	$16,473

NOTE H – Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $230 million 6 1/8% Notes due 2013, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). On March 31, 2004, Airlog International Ltd., one of the Company’s subsidiaries passed the threshold for a significant subsidiary as defined in the $230 million 6 1/8% Note Agreement. Therefore, this subsidiary executed a Supplemental Indenture and its financial information is reflected in Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet as of June 30, 2004 and the Supplemental Condensed Consolidating Statement of Income and Supplemental Condensed Consolidating Statement of Cash Flows for the three months ended June 30, 2004. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE H – Supplemental Condensed Consolidating Financial Statements

Supplemental Condensed Consolidating Balance Sheet
June 30, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,430	$8,469	$79,718	$--	$103,617
Accounts receivable	12,201	48,852	76,034	(14,691)	122,396
Inventories	--	69,902	64,659	149	134,710
Prepaid expenses and other	322	1,375	11,864	--	13,561

Total current assets	27,953	128,598	232,275	(14,542)	374,284
Intercompany investment	268,090	1,046	--	(269,136)	--
Investments in unconsolidated affiliates	842	2,616	24,094	--	27,552
Intercompany notes receivable	503,872	--	11,700	(515,572)	--
Property and equipment--at cost:
Land and buildings	135	18,422	8,314	--	26,871
Aircraft and equipment	1,504	312,042	478,521	--	792,067

	1,639	330,464	486,835	--	818,938
Less: Accumulated depreciation
and amortization	(1,404)	(99,013)	(141,539)	--	(241,956)

	235	231,451	345,296	--	576,982
Goodwill	--	18,594	8,123	111	26,828
Other assets	6,496	113	35,132	--	41,741

	$807,488	$382,418	$656,620	$(799,139)	$1,047,387

   LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$569	$7,694	$28,709	$(3,315)	$33,657
Accrued liabilities	3,713	18,026	43,156	(8,075)	56,820
Deferred taxes	1,896	--	--	--	1,896
Current maturities of long-term debt	--	--	4,435	--	4,435

Total current liabilities	6,178	25,720	76,300	(11,390)	96,808
Long-term debt, less current maturities	230,000	--	20,850	--	250,850
Intercompany notes payable	10,551	95,359	409,662	(515,572)	--
Other liabilities and deferred credits	1,779	3,145	140,789	--	145,713
Deferred taxes	14,277	58,527	23,372	(3,300)	92,876
Minority interest	1,876	--	--	--	1,876
Stockholders' investment:
Common stock	228	4,062	22,133	(26,195)	228
Additional paid in capital	145,277	51,170	13,476	(64,646)	145,277
Retained earnings	365,424	144,435	51,248	(195,535)	365,572
Accumulated other comprehensive
income (loss)	31,898	--	(101,210)	17,499	(51,813)

	542,827	199,667	(14,353)	(268,877)	459,264

	$807,488	$382,418	$656,620	$(799,139)	$1,047,387

NOTE H – Supplemental Condensed Consolidating Financial Statements

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$216	$61,514	$85,652	$--	$147,382
Intercompany revenue	--	928	541	(1,469)	--
Gain on disposal of assets	--	1,293	1,305	--	2,598

	216	63,735	87,498	(1,469)	149,980
Operating expenses:
Direct cost	--	44,175	63,493	--	107,668
Intercompany expense	--	541	688	(1,229)	--
Depreciation and amortization	30	3,627	6,793	--	10,450
General and administrative	2,518	2,889	6,154	(240)	11,321

	2,548	51,232	77,128	(1,469)	129,439

Operating income	(2,332)	12,503	10,370	--	20,541
Earnings from unconsolidated affiliates, net	9,075	535	1,038	(9,128)	1,520
Interest income	11,813	9	727	(12,113)	436
Interest expense	3,803	83	12,156	(12,113)	3,929
Other income (expense), net	(9)	10	87	--	88

Income before provision for income
Taxes and minority interest	14,744	12,974	66	(9,128)	18,656
Allocation of consolidated income taxes	1,685	3,892	20	--	5,597
Minority interest	(89)	--	--	--	(89)

Net income	$12,970	$9,082	$46	$(9,128)	$12,970

NOTE H – Supplemental Condensed Consolidating Financial Statements

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$6,593	$11,263	$25,847	$(18,866)	$24,837

Cash flows from investing activities:
Capital expenditures	(77)	(13,912)	(989)	--	(14,978)
Proceeds from asset dispositions	4	4,226	8,527	--	12,757
Investments in subsidiaries	--	--	--	--	--

Net cash provided by (used in)
investing activities	(73)	(9,686)	7,538	--	(2,221)

Cash flows from financing activities:
Proceeds from borrowings	--	--	226	(226)	--
Repayment of debt	(18,092)	(1,000)	(249)	19,092	(249)
Re-purchase of shares from minority
interests	(7,389)	--	--	--	(7,389)
Issuance of common stock	3,285	--	--	--	3,285

Net cash provided by (used in) financing
activities	(22,196)	(1,000)	(23)	18,866	(4,353)
Effect of exchange rate changes in cash	--	--	(325)	--	(325)

Net increase (decrease) in cash and
cash equivalents	(15,676)	577	33,037	--	17,938
Cash and cash equivalents
at beginning of period	31,106	7,892	46,681	--	85,679

Cash and cash equivalents
at end of period	$15,430	$8,469	$79,718	$--	$103,617

NOTE H – Supplemental Condensed Consolidating Financial Statements

Supplemental Condensed Consolidating Balance Sheet
March 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,106	$5,990	$48,583	$--	$85,679
Accounts receivable	8,135	38,804	84,648	(10,441)	121,146
Inventories	--	68,807	64,117	149	133,073
Prepaid expenses and other	302	4,161	6,411	--	10,874

Total current assets	39,543	117,762	203,759	(10,292)	350,772
Intercompany investment	259,179	--	--	(259,179)	--
Investments in unconsolidated affiliates .	894	--	38,035	--	38,929
Intercompany notes receivable	507,001	--	25,688	(532,689)	--
Property and equipment--at cost:
Land and buildings	135	17,689	8,770	--	26,594
Aircraft and equipment	1,464	294,910	501,409	--	797,783

	1,599	312,599	510,179	--	824,377
Less: Accumulated depreciation
and amortization	(1,410)	(95,629)	(141,682)	--	(238,721)

	189	216,970	368,497	--	585,656
Goodwill	--	13,839	12,879	111	26,829
Other assets	6,255	119	36,343	--	42,717

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

   LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$333	$7,191	$23,532	$(3,617)	$27,439
Accrued liabilities	6,990	12,521	52,570	(6,824)	65,257
Deferred taxes	1,802	--	--	--	1,802
Current maturities of long-term debt	--	--	4,417	--	4,417

Total current liabilities	9,125	19,712	80,519	(10,441)	98,915
Long-term debt, less current maturities	230,000	--	21,117	--	251,117
Intercompany notes payable	24,576	88,941	419,172	(532,689)	--
Other liabilities and deferred credits	1,271	3,130	142,925	--	147,326
Deferred taxes	8,583	56,468	26,991	--	92,042
Minority interest	9,385	--	--	--	9,385
Stockholders' investment:
Common stock	226	4,062	22,828	(26,890)	226
Additional paid in capital	141,384	51,168	13,475	(64,643)	141,384
Retained earnings	352,454	125,209	62,318	(187,379)	352,602
Accumulated other comprehensive
income (loss)	36,057	--	(104,144)	19,993	(48,094)

	530,121	180,439	(5,523)	(258,919)	446,118

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

NOTE H – Supplemental Condensed Consolidating Financial Statements

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$151	$45,792	$87,950	$--	$133,893
Intercompany revenue	--	2,420	487	(2,907)	--
Gain on disposal of assets	--	2	855	--	857

	151	48,214	89,292	(2,907)	134,750
Operating expenses:
Direct cost	--	37,382	62,444	--	99,826
Intercompany expense	7	479	2,180	(2,666)	--
Depreciation and amortization	61	3,445	6,598	--	10,104
General and administrative	1,584	2,487	4,517	(241)	8,347

	1,652	43,793	75,739	(2,907)	118,277

Operating income	(1,501)	4,421	13,553	--	16,473
Earnings from unconsolidated affiliates, net	5,657	--	1,903	(5,657)	1,903

Interest income	10,033	3	483	(10,115)	404
Interest expense	3,817	--	10,263	(10,115)	3,965
Other income (expense), net	(256)	(4)	(2,014)	--	(2,274)

Income before provision for income
taxes and minority interest	10,116	4,420	3,662	(5,657)	12,541
Allocation of consolidated income taxes	1,338	1,326	1,099	--	3,763
Minority interest	(510)	--	--	--	(510)

Net income	$8,268	$3,094	$2,563	$(5,657)	$8,268

NOTE H – Supplemental Condensed Consolidating Financial Statements

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

Net cash provided by (used in) financing
activities	42,619	--	(598)	3,728	45,749
Effect of exchange rate changes in cash	--	--	1,592	--	1,592

Net increase (decrease) in cash and
cash equivalents	6,894	(325)	(583)	--	5,986
Cash and cash equivalents
at beginning of period	15,782	2,213	38,805	--	56,800

Cash and cash equivalents
at end of period	$22,676	$1,888	$38,222	$--	$62,786

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Offshore Logistics, Inc.:

We have reviewed the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of June 30, 2004, the related consolidated statements of income for the three-month periods ended June 30, 2004 and 2003, and the related consolidated statements of cash flows for the three-month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New Orleans, Louisiana
July 26, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and the MD&A contained therein.

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

        A summary of operating results and other income statement information for the applicable periods is as follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Gross revenue:
Operating revenue	$147,382	$133,893
Gain on disposal of assets	2,598	857
Operating expenses	(129,439)	(118,277)

Operating income	20,541	16,473
Earnings from unconsolidated affiliates, net	1,520	1,903
Interest income (expense), net	(3,493)	(3,561)
Other income (expense), net	88	(2,274)

Income before provision for income taxes and minority interest	18,656	12,541
Provision for income taxes	5,597	3,763
Minority interest	(89)	(510)

Net income	$12,970	$8,268

        We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, we began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several key areas, most notably compensation levels. Both the union representatives and we agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the discretion of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a Release, which would start a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage; or

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

         In March 2004 we petitioned the NMB for a release due to lack of progress in negotiations. The NMB declined this request after input from the Union and instructed the parties that negotiations should continue. The negotiations did continue and some progress was made; however, on August 2, 2004, the Union petitioned the NMB for a Release. We have been asked for our position regarding the Union's request for a Release by August 17, 2004, and we expect the NMB to issue its response within 30 days of that date. We plan to ask the NMB to decline this request as the latest negotiation yielded some progress and the parties are not at an impasse. Although we believe the Mediator will also advise the NMB that a Release is not reasonable at this time, there are no certainties as to his recommendation or the decision of the NMB.

        We have contingency plans in place to respond to these scenarios and believe we will be able to continue operations with limited or no disruption in services. However, no assurances can be given that these plans will be effective. We cannot reasonably estimate the financial impact of a work stoppage, should one occur, on our results of operations. Based on our latest proposals made to the union, base salary expense would increase by approximately 11% annually.  Given that the pilot group represents only 33% of our North American workforce, we do not believe that this level of adjustment or the results of our negotiations will place us at a competitive financial or operational disadvantage.

        Demand for our helicopter services in the North Sea in support of oil and gas production (excluding Search and Rescue and Norway) has declined in the current quarter as evidenced by a 15.3% decrease in flight hours for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. We are not aware of any changes in market conditions that would reverse this downward trend. Therefore, the demand for our helicopter services in the North Sea in support of oil and gas production may continue to decline in forthcoming quarters.

        In October 2003, we announced that we had begun a restructuring of our North Sea Operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable us to remain competitive in the North Sea offshore helicopter market. As part of the restructuring program, we are reducing staffing levels by approximately 100 positions, or 11%, of our United Kingdom workforce over a nine-month period. We will incur approximately £2.5 million ($4.6 million) in severance and other restructuring costs of which £2.3 million ($4.2 million) has been incurred to date and £0.2 million ($0.4 million) is expected to be expensed in the remainder of fiscal 2005. The reductions will generate approximately £3.5 million ($6.4 million) in savings during fiscal 2005, on an annualized basis, primarily from decreased salary costs.

        In June 2004, we notified our United Kingdom employees that we had been unable to reach an agreement to transfer the technical services operations into one of our existing joint ventures, but that we are still exploring the possible transfer of certain of our contracts within the Technical Services business unit to the joint venture. Additionally, the remaining operations of Technical Services in the United Kingdom will be downsized by ceasing to perform certain types of third party work that has generated poor financial results for the last two years. As a result of the downsizing, we will reduce staffing levels in the Technical Services business unit by approximately 110 positions over a six-month period. We have incurred approximately £1.7 million ($3.1 million) in severance costs and approximately £80,000 ($145,000) in other related costs as of June 30, 2004. The reductions will generate savings from decreased salary costs which will be offset by reduced third party revenue from this business unit.

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

        In conjunction with our previously announced fleet and facilities renewal and refurbishment program, we changed the residual value estimate of certain aircraft and the useful lives estimate of certain aircraft, effective July 1, 2003. This will more closely reflect the actual salvage values realized and useful lives experienced by us. The effect of this change was a reduction in depreciation expense of $1.0 million, $0.7 million net of tax, for the quarter ended June 30, 2004.

General

         We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

     •   North American Operations;
     •   North Sea Operations;
     •   International Operations; and
     •   Technical Services.

        For the three months ended June 30, 2004, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 25%, 28%, 33%, and 4%, respectively of our operating revenue. Our Production Management Services segment contributed the remaining 10% of our operating revenue for the three months ended June 30, 2004.

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

        Our helicopter contracts are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. In our North American Operations, we typically enter into short-term contracts for 12 months or less. In our North Sea Operations, contracts are longer term, generally between two and five years. We have one seven year contract in the North Sea with a major international oil company. In our International Operations, contract length generally ranges from three to five years. At the expiration of a contract, our customers typically negotiate renewal terms with us for the next contract period. Sometimes customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.

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

Results of Operations

        The following table sets forth certain operating information, which forms the basis for discussion of the Company’s Helicopter Activities and Production Management Services, and for the four business units comprising our Helicopter Activities segment. The table also presents certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and is eliminated in consolidation.

	Three Months Ended June 30,
	2004	2003
	(in thousands, except flight hours)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	31,818	30,878
North Sea Operations	10,243	11,401
International Operations	22,949	20,907
Technical Services	514	213

Total	65,524	63,399

Operating revenue:
Helicopter Activities:
North American Operations	$41,831	$37,825
North Sea Operations	45,322	44,983
International Operations	48,856	41,734
Technical Services	9,628	6,813
Less: Intercompany	(11,315)	(7,635)

Total	134,322	123,720
Production Management Services	13,692	11,673
Corporate	3,782	2,883
Less: Intercompany	(4,414)	(4,383)

Consolidated total	$147,382	$133,893

Operating income:
Helicopter Activities:
North American Operations	$7,620	$3,805
North Sea Operations	6,360	5,379
International Operations	7,201	6,399
Technical Services	(2,773)	144

Total	18,408	15,727
Production Management Services	765	623
Corporate	(1,230)	(734)
Gain on disposal of assets	2,598	857

Consolidated total	$20,541	$16,473

Operating margin:
Helicopter Activities:
North American Operations	18.2%	10.1%
North Sea Operations	14.0%	12.0%
International Operations	14.7%	15.3%
Technical Services	(28.8)%	2.1%
Total	13.7%	12.7%
Production Management Services	5.6%	5.3%
Consolidated total	13.9%	12.3%

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003

      Consolidated Results

        During the quarter ended June 30, 2004, our operating revenue increased to $147.4 million from $133.9 million for the quarter ended June 30, 2003. The increase in operating revenue was evidenced in both our Helicopter Activities segment and our Production Management Services segment. Our operating expense for the quarter ended June 30, 2004 increased to $129.4 million from $118.3 million for the comparable prior year quarter. The increase was primarily a result of higher labor costs and higher cost of sales associated with the Technical Services business unit. As a result of the higher revenue, our operating income and operating margin for the quarter ended June 30, 2004 increased to $20.5 million and 13.9%, respectively, compared to $16.5 million and 12.3%, respectively for the quarter ended June 30, 2003.

        Net income for the quarter ended June 30, 2004 of $13.0 million represents a $4.7 million increase from the prior year comparable quarter. This increase primarily resulted from our higher operating income and from a decrease in other expense resulting from lower foreign exchange losses in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Set forth below is a discussion of the results of operations of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities increased to $134.3 million during the three months ended June 30, 2004 from $123.7 million for the prior year comparable quarter while operating expenses increased to $115.9 million from $108.0 million. This resulted in an operating margin of 13.7% as compared to 12.7% in the similar quarter in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 10.6% during the current quarter from the similar quarter in the prior year while flight activity increased by 3.0%. Operating revenue increased at a greater rate than flight hours due in part to the full effect in the current quarter of a 7% rate increase for the Gulf of Mexico that was phased-in throughout fiscal 2004.

        Operating expense from our North American Operations increased to $34.2 million for the three months ended June 30, 2004 from $34.0 million for the three months ended June 30, 2003. Excluding the effect of the change in salvage value and useful lives on certain aircraft types on depreciation expense, operating expenses for the quarter would have been $35.0 million.

        Our operating margin in our North American Operations increased to 18.2% for the three months ended June 30, 2004 from 10.1% for the three months ended June 30, 2003 primarily due to the higher revenue discussed above.

        North Sea Operations. Operating revenue from our North Sea Operations increased for the three months ended June 30, 2004 to $45.3 million, or 1.0%, from $45.0 million for the three months ended June 30, 2003. Excluding foreign exchange effects, revenue from these operations decreased by 9.7%. This decrease relates to reduced activity as reflected by the reduction in flight hours of 10.2% between the current fiscal quarter and the prior year fiscal quarter.

        Operating expenses from our North Sea Operations, excluding foreign exchange effects, decreased by 11.8%. This decrease was primarily in salary costs due to the restructuring of the North Sea Operations and the amendment of the pension plan and in maintenance costs due to a refund of approximately £0.6 million ($1.1 million). The refund related to contractual payments made to repair and maintenance service providers for an aircraft that was subsequently disposed of in April 2004. The operating margin in our North Sea Operations increased to 14.0% from 12.0% between the current fiscal quarter and the prior year fiscal quarter.

        International Operations. Operating revenue from International Operations increased in the quarter ended June 30, 2004 to $48.9 million, or 17.1%, from $41.7 million in the quarter ended June 30, 2003 primarily as a result of a 9.8% increase in flight activity from the prior quarter. Increases were primarily noted in Brazil, Mexico and Nigeria.

        In Brazil, flight activity and operating revenue for the quarter ended June 30, 2004 increased by 28.0% and 14.8% from the prior year comparable quarter. The increase in flight activity and operating revenue was primarily due to two additional aircraft sent to the area during the second quarter of fiscal 2004 due to increased drilling activity.

        In Mexico, operating revenue remained constant while flight activity increased by 22.0% for the current quarter over the prior year comparable quarter. The increase in flight activity was primarily due to the addition of two aircraft in the second quarter of fiscal 2004. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly, the monthly lease revenue from these aircraft is no longer consolidated in our results. Instead, we record our 49% equity in the net results of the unconsolidated affiliate in earnings from unconsolidated affiliates, which for the quarter ended June 30, 2004 was $0.5 million.

        In Nigeria, flight activity and operating revenue for the quarter ended June 30, 2004 increased 11.4% and 30.3%, respectively over the quarter ended June 30, 2003. The increase in flight activity and operating revenue was primarily due to the addition of three aircraft during the third quarter of fiscal 2004.

        Operating expenses for our International Operations increased in the quarter ended June 30, 2004 to $41.7 million, or 18.1%, from $35.3 million in the quarter ended June 30, 2003. The increase was primarily due to higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations decreased to 14.7% in the current quarter from 15.3% in the prior year quarter.

        Technical Services. Operating revenue for Technical Services increased to $9.6 million during the current quarter from $6.8 million for the similar quarter in the prior year primarily due to additional work performed for the other business units in the current quarter. Operating expenses increased from $6.7 million for the quarter ended June 30, 2003 to $12.4 million for the quarter ended June 30, 2004. The increase in operating expenses is primarily due to the additional cost of sales related to increased revenue and the severance costs of approximately £1.7 million ($3.1 million) recorded in the current quarter relating to the downsizing of the technical services operations in the United Kingdom. The downsizing will reduce staffing levels by approximately 110 positions over a six-month period. As a result of the higher operating expenses, our operating margin for Technical Services decreased to (28.8)% in the current quarter from 2.1% in the prior year comparable quarter.

      Production Management Services

        Operating revenue from the Production Management Services segment increased by 17.3% during the three months ended June 30, 2004, as compared to the similar period in the prior year primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $12.9 million for the quarter ended June 30, 2004 from $11.1 million for the quarter ended June 30, 2003, primarily due to higher labor and transportation costs. As a result of the higher revenue, our operating margin increased to 5.6% from 5.3% in the similar quarter in the prior year.

       General and Administrative Costs

        Consolidated general and administrative costs increased by $3.0 million for the quarter ended June 30, 2004 primarily due to restructuring charges for our United Kingdom Operations of $1.2 million and higher professional fees. Professional fees in the quarter ended June 30, 2004 included fees incurred in connection with an executive search, Sarbanes Oxley compliance initiatives and various consulting projects.

      Earnings from Unconsolidated Affiliates

        Earnings from unconsolidated affiliates decreased in the quarter ended June 30, 2004 by $0.4 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Mexico.

       Other Income (Expense)

        Other income, net, for the quarter ended June 30, 2004 was $0.1 million compared to other expense, net, of $2.3 million for the quarter ended June 30, 2003 and primarily represents foreign currency transaction gain (losses). These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British Pound Sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea. The weakening of the U.S. dollar against the British Pound in the quarter ended June 30, 2003 is the primary reason for the losses in that quarter. The British Pound to U.S. dollar exchange rate as of March 31, 2003 was one British Pound = $1.5792 compared to one British Pound = $1.6529 as of June 30, 2003. The strengthening of the U.S. dollar against the British Pound in the quarter ended June 30, 2004 is the primary reason for the gain in quarter. The British Pound to U.S. dollar exchange rate as of March 31, 2004 was one British Pound = $1.8402 compared to one British Pound = $1.8127 as of June 30, 2004.

Liquidity and Capital Resources

        Cash and cash equivalents were $103.6 million as of June 30, 2004, a $17.9 million increase from March 31, 2004. Working capital as of June 30, 2004 was $277.5 million, a $25.6 million increase from March 31, 2004. Total debt was $255.3 million as of June 30, 2004.

        As of June 30, 2004, we had a £12 million ($21.8 million) revolving credit facility of which £6.0 million ($10.9 million) is only available for letters of credit, with a United Kingdom bank that is payable on demand. The revolving credit facility expired on June 30, 2004 and has been extended on a month to month basis pending final documentation, which is expected to be finalized by September 30, 2004. We had no amounts drawn under this facility as of June 30, 2004, but did have £1.5 million ($2.7 million) of letters of credit utilized which reduced availability under the line. As of June 30, 2004, we had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2005. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. As of June 30, 2004, we had no amounts drawn under this facility but did have $0.7 million of letters of credit utilized which reduced availability under the line. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

        As of June 30, 2004, we have expended $69.9 million as deposits and progress payments, on total purchase commitments of $138.6 million under the November 2002 Fleet and Facilities Renewal and Refurbishment program. During the three months ended June 30, 2004, we expended $12.5 million as deposits and progress payments under this program. Subsequent to June 30, 2004, we made additional payments under this program of $3.1 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

        In March 2004, we entered a purchase agreement with Bell Helicopter Textron Canada Ltd. for a new medium-sized aircraft. The total purchase price for the aircraft is approximately $6.5 million, of which we paid a deposit of $0.3 million during the current quarter. The balance of the purchase price will be paid with cash from operations.

        In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for five of our used large aircraft. The proceeds from the sale of the five used aircraft and some surplus spares will fund the purchase of the two new aircraft. In April 2004, we sold one of the used large aircraft discussed above. The proceeds from the sale were applied as a progress payment on the purchase of the two new large aircraft.

        In addition, during the quarter ended June 30, 2004, we received proceeds of $12.8 million primarily from the disposition of six aircraft, which resulted in a gain of $2.6 million. During the quarter ended June 30, 2003, we received proceeds of $1.3 million primarily from the disposition of one aircraft, which resulted in a gain of $0.9 million and purchased one small aircraft for $1.0 million and one medium aircraft for $6.1 million.

        During January 2004, we reached a settlement with the United Kingdom Inland Revenue regarding the tax treatment for certain aircraft maintenance expenditures by our primary United Kingdom operating company. These expenditures are contractual cash payments made to certain repair and maintenance service providers in advance of the actual repair requirement. We have historically deducted these expenditures for tax purposes as the payments were made, but will now treat these expenditures as prepayments for United Kingdom income tax purposes to be deducted when the repair or maintenance service actually occurs. This change in treatment was made effective April 1, 2002, and resulted in a cash payment for taxes and interest of £4.0 million ($7.4 million) in fiscal 2004, with a further payment during the first quarter of fiscal 2005 of £4.6 million ($8.3 million). The payment of these taxes will not affect total tax expense on our income statement but will instead be treated as a deferred tax asset to be deducted in the future when the repair and maintenance services are provided.

        As of June 30, 2004, we had recorded on our balance sheet a $137.9 million pension liability related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require us to make additional cash contributions to the plan. In February 2004, we agreed to a schedule of contributions for our defined benefit pension plan in order to comply with the minimum funding rules of the United Kingdom. Those rules require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by United Kingdom legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded position of the plan as well as other changes we made to the plan on February 1, 2004, we contributed £5.2 million ($9.6 million) to the plan in the fourth quarter of fiscal 2004 to reach the 90% funded level, and agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement.

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

        In June 2004, Airlog International Ltd., our wholly owned subsidiary, executed a Supplemental Indenture pursuant to which it became a guarantor of our 6 1/8% Notes, as further discussed in Note H to the consolidated financial statements.

        We have the following contractual obligations and commercial commitments as of June 30, 2004:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt	$255,285	$4,435	$20,850	$--	$230,000
Operating Leases	34,251	2,038	5,633	2,693	23,887
Pension Obligation	48,000	4,800	14,400	9,600	19,200
Unconditional Purchase
Obligations	68,720	45,919	22,801	--	--

Total Contractual Cash Obligations	$406,256	$57,192	$63,684	$12,293	$273,087

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Other Commercial Commitments:
Debt Guarantee	$33,692	$--	$--	$15,565	$18,127
Letters of Credit	3,452	1,049	2,403	--	--

Total Commercial Commitments	$37,144	$1,049	$2,403	$15,565	$18,127

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

        Our forward-looking statements reflect our views and assumptions on the date of this Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in our 10-K for the fiscal year ended March 31, 2004; those risks cited in our Forms 8-K filed during the current fiscal year; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; that our labor contingency plans are needed and prove inadequate; our restructuring of the Technical Services or North Sea Operations do not generate anticipated benefits; and that we are unable to re-deploy our Mexican aircraft.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        We use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. Most of our revenue and expenses from North Sea Operations are denominated in British Pounds Sterling (“pound”). As of June 30, 2004, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4. Controls & Procedures

    (a)        Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

    (b)        There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this quarterly report:

Exhibit Number               Description of Exhibit

3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company’s Form 10-K for the fiscal year ended June 30, 1989), and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company’s Form 10-K for the fiscal year ended June 30, 1990), and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company’s Form 8-K filed in December 1992), and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company’s Form 8-K filed in February 1996), and incorporated herein by reference.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company’s Form 10-K for the fiscal year ended June 30, 1996), and incorporated herein by reference.

4.1	Indenture dated as of June 30, 2004 among Offshore Logistics, Inc., the Guarantors named therein and U.S. Bank National Association as Trustee. Furnished herewith.

10.1	Retirement Agreement with George Small dated April 26, 2004. Furnished herewith.

10.2	Employment Agreement with William E. Chiles dated June 21, 2004. Furnished herewith.

10.3	Change of Control Employment Agreement with William E. Chiles dated June 21, 2004. Furnished herewith.

15.1	Letter from KPMG LLP dated July 26, 2004, regarding unaudited interim financial information. Furnished herewith.

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b)     Offshore Logistics, Inc. filed the following reports on Form 8-K during the three months ended June 30, 2004:

Date of Event Reported	Item(s) Reported

April 28, 2004	Item 7 & 9*
June 7, 2004	Item 7 & 12*
June 22, 2004	Item 5* & 7

            *The information in the Form 8-K furnished pursuant to Items 5, 9 and 12 are not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.

By: /s/ H. Eddy Dupuis
——————————————
H. Eddy Dupuis
Vice President and Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

DATE: August 5, 2004

EXHIBIT 4.1

      SUPPLEMENTAL INDENTURE

        This SUPPLEMENTAL INDENTURE, dated as of June 30, 2004 is among Offshore Logistics, Inc., a Delaware corporation (the “Company”), each of the parties identified under the caption “Guarantors” on the signature page hereto (the “Guarantors”) and U.S. Bank National Association, as Trustee.

RECITALS

        WHEREAS, the Company, the initial Guarantors and the Trustee entered into an Indenture, dated as of June 20, 2003 (the “Indenture”), pursuant to which the Company has issued $230,000,000.00 in principal amount of 6 1/8% Senior Notes due 2013 (the “Notes”); and

        WHEREAS, Section 9.01(g) of the Indenture provides that the Company, the Guarantors and the Trustee may amend or supplement the Indenture in order to comply with Section 4.13 thereof, without the consent of the Holders of the Notes; and

        WHEREAS, all acts and things prescribed by the Indenture, by law and by the Certificate of Incorporation and the Bylaws of the Company, of the Guarantors and of the Trustee necessary to make this Supplemental Indenture a valid instrument legally binding on the Company, the Guarantors and the Trustee, in accordance with its terms, have been duly done and performed;

        NOW, THEREFORE, to comply with the provisions of the Indenture and in consideration of the above premises, the Company, the Guarantors and the Trustee covenant and agree for the equal and proportionate benefit of the respective Holders of the Notes as follows:

ARTICLE 1

        1.01      This Supplemental Indenture is supplemental to the Indenture and does and shall be deemed to form a part of, and shall be construed in connection with and as part of, the Indenture for any and all purposes.

        1.02      This Supplemental Indenture shall become effective immediately upon its execution and delivery by each of the Company, the Guarantors and the Trustee.

ARTICLE 2

        From this date, in accordance with Section 4.13 and by executing this Supplemental Indenture, the Guarantors whose signatures appear below are subject to the provisions of the Indenture to the extent provided for in Article 10 thereunder.

ARTICLE 3

        3.01      Except as specifically modified herein, the Indenture and the Notes are in all respects ratified and confirmed (mutatis mutandis) and shall remain in full force and effect in accordance with their terms, with all capitalized terms used herein without definition having the same respective meanings ascribed to them as in the Indenture.

        3.02      Except as otherwise expressly provided herein, no duties, responsibilities or liability are assumed, or shall be construed to be assumed, by the Trustee by reason of this Supplemental Indenture. This Supplemental Indenture is executed and accepted by the Trustee subject to all the terms and conditions set forth in the Indenture with the same force and effect as if those terms and conditions were repeated at length herein and made applicable to the Trustee with respect hereto.

         3.03     THIS SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

        3.04      The parties may sign any number of copies of this Supplemental Indenture. Each signed copy shall be an original, but all of such executed copies together shall represent the same agreement.

        IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed, all as of the date first written above.

OFFSHORE LOGISTICS, INC. By: /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Vice President, Chief Financial Officer and Secretary

AIRLOG INTERNATIONAL, LTD.
AIR LOGISTICS OF ALASKA, INC.
GRASSO CORPORATION
GRASSO PRODUTION MANAGEMENT, INC.
MEDIC SYSTEMS, INC.

By: /s/ H. Eddy Dupuis
——————————————
H. Eddy Dupuis
Authorized Officer, acting on behalf of each of the above named Guarantors

AIR LOGISTICS, L.L.C. By: /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Manager

U.S. BANK NATIONAL ASSOCIATION, as Trustee By:/s/ Susan C. Merker —————————————— Name: Susan C. Merker Title: Vice President

EXHIBIT 10.1

RETIREMENT AGREEMENT

        This Retirement Agreement (this “Agreement”), by and between Offshore Logistics, Inc. (the “Company”) and George M. Small (the “Executive”), dated as of April 26, 2004.

W I T N E S S E T H T H A T

        WHEREAS, the Executive has been employed by the Company for over 25 years, and is currently employed as its Chief Executive Officer; and

        WHEREAS, the Executive and the Company wish to provide for a smooth transition of the leadership of the Company to a successor Chief Executive Officer (the “New CEO”) in view of the Executive’s pending retirement;

        NOW, THEREFORE, it is hereby agreed as follows:

1.     CEO Period. From April 1, 2004 through the date on which the New CEO assumes office (the “CEO Period”), the Executive shall remain employed by the Company as its Chief Executive Officer, and shall devote his full business time and attention to the business and affairs of the Company and use his best efforts to promote the business and welfare of the Company and its subsidiaries or affiliates (collectively, the “Affiliated Entities”), including without limitation assisting the Board in the search for the New CEO and planning for the leadership transition. During the CEO Period, the Executive shall (a) receive a salary at an annual rate (the “Compensation Rate”) equal to (i) $290,000 plus (ii) the average of the Executive’s three bonus awards under the Company’s annual incentive compensation plans for the fiscal years concluding in March 2002, March 2003, and March 2004 (it being understood that to the extent the amount of such bonus award for the fiscal year ending March 2004 has not been finalized as of the beginning of the CEO Period, an estimate of such amount shall be made by the Company for purposes of calculating the Compensation Rate as of the beginning of such CEO Period, and, if necessary, the parties shall reconcile any overpayment or underpayment as soon as practicable following finalization of such bonus amount), payable in accordance with the Company’s payroll practices as may be in effect from time to time, (b) have continued use of his Company-provided automobile, and (c) continue to participate in the employee benefit plans in which he participates as of the date hereof; provided, however, that after the date of this Agreement, the Executive shall receive no further incentive compensation other than payment of the annual bonus for the fiscal year concluding in March 2004 (it being understood that the bonus component of compensation for the CEO Period and the Transition Period (as defined below) has been incorporated into the Compensation Rate), and in particular shall not be awarded any further grants under the Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan (the “Option Plan”).

2.     Resignation as Chief Executive Officer. As of the last day of the CEO Period, the Executive shall resign as President and Chief Executive Officer of the Company and as a member of the Board of Directors of the Company (the “Board”), and from all other positions the Executive then holds as an officer or member of the boards of directors of the Company or any of the Affiliated Entities.

3.     Transition Period. During the period of 180 days beginning immediately after the end of the CEO Period (the “Transition Period”), the Executive shall be employed by the Company as an Executive Advisor, and shall provide such services to assist in the transition of leadership from the Executive to the New CEO as are requested by the Board or by the New CEO from time to time. For his services during the Transition Period, the Executive shall continue to receive a salary at the Compensation Rate, payable in accordance with the Company’s payroll practices as may be in effect from time to time. During the Transition Period, the Executive shall continue to participate in the employee benefit plans in which he had participated as of the end of the CEO Period and shall have continued use of his Company-provided automobile; provided, however, that for purposes of Employer Contribution Credits during the Transition Period under the Offshore Logistics, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), the Executive shall participate at Level II rather than at Level I (all undefined capitalized terms in this proviso have the meanings set forth in Section 4.8(a) of the Deferred Compensation Plan). During the Transition Period, the Executive shall be considered an employee of the Company for all purposes, including without limitation for purposes of the Option Plan. Effective as of the conclusion of the Transition Period, provided that the Executive has executed a release substantially in the form attached hereto as Exhibit A, (a) the Company shall transfer to the Executive title to the Executive’s Company-provided automobile, (b) the Company shall convert the Executive’s term insurance policy into an individual policy (so long as such a conversion is practicable, with the policy to be terminated if such a conversion is impracticable), with future premium payments to be made at the Executive’s expense, and (c) any Designated Option (as defined in the next sentence) that remains outstanding as of such conclusion of the Transition Period (any Designated Option that remains so outstanding, a “Modified Option”) shall (i) if unvested as of such conclusion of the Transition Period, vest and become immediately exercisable, and (ii) subject to Section 11, remain exercisable through November 20, 2009 (or, if the Executive dies during the one-year period concluding on November 20, 2009, the first anniversary of such death); provided, however, that notwithstanding the terms of the Option Plan or any agreement thereunder governing Modified Options, no Replacement Options (as defined in the Option Plan and the applicable agreements thereunder) shall be granted to the Executive upon exercise of a Modified Option. Designated Options means the following 37,667 stock options granted to the Executive under the Option Plan: (x) the 11,000 stock options granted to the Executive on September 23, 2002 that are scheduled to vest on September 23, 2005, and (y) the 26,667 stock options granted to the Executive on August 11, 2003 that are scheduled to vest on August 11, 2005 and on August 11, 2006.

4.     Post-Employment Period. During the period from the day after the last day of the Transition Period through November 20, 2009 (the “Post-Employment Period”), provided that the Executive has executed a release substantially in the form attached hereto as Exhibit A and subject to and in consideration of the Executive’s compliance with the covenants set forth in Sections 6, 7, 8, 9, and 10, the Company shall (a) pay the Executive (or a corporation designated by the Executive) a monthly fee, payable in arrears, at an annual rate equal to 50% of the Compensation Rate, and (b) provide health insurance benefits (“Medical Benefits”) to the Executive (and to any dependent of the Executive who is insured through the Executive’s health insurance policy under the Company’s group health insurance plan as of the conclusion of the Transition Period (each, a “Covered Dependent”)) on terms substantially comparable to the coverage provided to the Executive and the Covered Dependents under the Company’s group health insurance plan as of the conclusion of the Transition Period; provided, however, that, if the Executive becomes reemployed with another employer during the Post-Employment Period and is eligible to receive such benefits under another employer provided plan, the Medical Benefits shall be secondary to those provided under such other plan during such applicable period of eligibility. During the Post-Employment Period, the Executive shall not be considered an employee of the Company for any purpose, and accordingly shall not participate in the employee benefit plans of the Company except to the extent former or retired employees are entitled to do so under the applicable terms of such plans; provided, however, that the Executive shall be permitted to elect to continue deferrals of his accounts in the Deferred Compensation Plan through the end of the Post-Employment Period as if he remained employed through such period (but shall not receive any new contributions or be permitted to make any new deferrals into such plan). The Executive’s obligations under Sections 6, 8, 9, and 10 shall be contingent upon the Company’s execution of a release substantially in the form attached hereto as Exhibit B as soon as practicable following commencement of the Post-Employment Period.

5.     Death of Executive; Certain Terminations of Employment. Notwithstanding any other provision of this Agreement, (a) if the Executive dies before November 20, 2009 (and has not prior to such death breached any of his obligations under this Agreement or incurred a termination of employment under the circumstances governed by Section 5(b)), (i) the Company shall (1) pay to the Executive’s estate any unpaid salary or fee through the date of death, (2) make to the Executive’s estate (or to a corporation designated by the Executive or the Executive’s estate) regular payments from the date of death through November 20, 2009, payable monthly in arrears, at an annual rate equal to 50% of the Compensation Rate, (3) provide the Medical Benefits to the Covered Dependents through November 20, 2009 (or, if earlier with respect to any such Covered Dependent, the date of such Covered Dependent’s death) at the level set forth in Section 4 (treating the date of death, in the event it occurs prior to the conclusion of the Transition Period, as the conclusion of the Transition Period for this purpose), and (4) have no further obligations under this Agreement, except to provide the Executive’s estate and family with any compensation and benefits to which they may be entitled under the applicable terms of any employee benefit plans of the Company, and (ii) all stock options shall be governed by the applicable provisions of the Option Plan and the applicable agreements thereunder; provided, however, that if such death occurs during the Post-Employment Period, Modified Options shall continue to be treated as set forth in Section 3(c), or (b) if, during the CEO Period or the Transition Period, the Executive’s employment is terminated by the Company for Cause (as defined in the Option Plan) or the Executive voluntarily terminates employment with the Company, the Company shall have no further obligations under this Agreement except to pay to the Executive any unpaid salary or fee through the date of such termination, all stock options shall be governed by the applicable provisions of the Option Plan and the applicable agreements thereunder, and the Executive shall remain bound by the covenants set forth in Sections 6, 7, 8, 9, and 10 (treating the Post-Employment Period as commencing on the date of such termination of employment for purposes of Sections 8, 9, and 10 and the final sentence of Section 4).

6.     Non-Disparagement. The Executive shall not make, participate in the making of, or encourage or facilitate any other person to make, any statements, written or oral, which criticize, disparage, or defame the goodwill or reputation of any of the Affiliated Entities or any of their respective present, former or future directors, officers, executives, employees and/or shareholders. The Executive further agrees not to make any negative statements, written or oral, relating to his employment, the termination of his employment, or any aspect of the business of the Affiliated Entities. Nothing in this Agreement shall prohibit the Executive from making truthful statements (a) when required by order of a court or other body having jurisdiction, or as otherwise may be required by law, (b) as reasonably necessary in response to any pending or threatened litigation against the Executive, or (c) as reasonably necessary in response to any publicity adverse to the Executive that is initiated by the Company, its directors or executive officers.

7.     Confidentiality/Return of Property. The Executive shall hold in a fiduciary capacity for the benefit of the Company and the other Affiliated Entities and shall not disclose to others, copy, use, transmit, reproduce, summarize, quote or make commercial, directly or indirectly, any secret or confidential information, knowledge or data relating to any of the Affiliated Entities and their businesses, clients, and customers that the Executive has obtained during his employment with the Company and/or any of the other Affiliated Entities (“Confidential Information”); provided, however, that the foregoing shall not apply to information that is generally known to the public other than as a result of the breach of this Agreement by the Executive. The Executive acknowledges that such Confidential Information is specialized, unique in nature and of great value to the Company and the other Affiliated Entities, and that such information gives the Company and the other Affiliated Entities a competitive advantage. Upon termination of the Executive’s employment at the conclusion of the Transition Period or otherwise, the Executive shall surrender immediately to the Company all Confidential Information and all other property of the Company or any of the other Affiliated Entities in the Executive’s possession and all property made available to the Executive in connection with his employment by the Company or any of the other Affiliated Entities. Notwithstanding the foregoing provisions, if the Executive is required to disclose any such confidential or proprietary information pursuant to applicable law or a subpoena or court order, the Executive shall promptly notify the Company in writing of any such requirement so that the Company or the appropriate Affiliated Entity may seek an appropriate protective order or other appropriate remedy or waive compliance with the provisions hereof. The Executive shall reasonably cooperate with the Affiliated Entities to obtain such a protective order or other remedy. If such order or other remedy is not obtained prior to the time the Executive is required to make the disclosure, or the Company waives compliance with the provisions hereof, the Executive shall disclose only that portion of the confidential or proprietary information which he is advised by counsel that he is legally required to so disclose.

8.     Non-Competition. During the Post-Employment Period, the Executive shall not, without the prior written consent of the Company, directly or indirectly, alone or with others, on his own behalf or on behalf of another:

(a)

become an employee of, or render any services to, any person or entity (including any joint venture, partnership, firm, corporation, limited liability company) other than the Company (or any entity that is an Affiliated Entity at the time of such employment or rendering of services) that engages in the oil and gas logistics industry (any such person or entity, a “Competitive Business”),

(b)	otherwise participate in, engage in or assist in any Competitive Business, or

(c)

continue to be or become interested in any Competitive Business, directly or indirectly, in any capacity or in any relationship with any other person or entity, whether as an individual, partner, member, shareholder, director, officer, principal, agent, employee, trustee, or consultant; provided, however, that nothing contained in this Agreement shall be deemed to prohibit the Executive from acquiring, solely as a passive investment, shares of capital stock of any corporation which are publicly traded so long as the Executive does not thereby own more than 1% of the outstanding shares of such corporation.

9.     Non-Solicitation of Employees. During the Post-Employment Period, the Executive shall not, without the prior written consent of the Company, directly or indirectly, contact, induce or solicit (or aid or assist any other person or entity to contact, induce or solicit) (a) any person or entity who is or was a director, officer, employee, salesperson, agent, consultant, representative, or advisor of the Affiliated Entities during, or within the 12 months prior to the commencement of, the Post-Employment Period to become an employee of, or otherwise become affiliated with, any person or entity with which the Executive is employed or otherwise affiliated, or (b) any person or entity who is a director, officer, employee, salesperson, agent, consultant, representative, or advisor of any of the Affiliated Entities during the Post-Employment Period to terminate, curtail or otherwise limit their employment by or business relationship with any of the Affiliated Entities.

10.     Non-Solicitation of Customers. During the Post-Employment Period, the Executive shall not, without the prior written consent of the Company, directly or indirectly, contact, induce, solicit (or aid or assist any other person or entity to contact, induce or solicit) any customer of any of the Affiliated Entities or any person or entity that was a customer of any of the Affiliated Entities at any time during, or within the 12 months prior to the commencement of, the Post-Employment Period for the benefit or account of any Competitive Business.

11.     Remedies. The Executive acknowledges and agrees that the terms of Sections 6, 7, 8, 9, and 10 (a) are reasonable in light of all of the circumstances, (b) are sufficiently limited to protect the legitimate interests of the Company and the other Affiliated Entities, (c) impose no undue hardship on the Executive and (d) are not injurious to the public. The Executive further acknowledges and agrees that the Executive’s breach of this Agreement, including, without limitation, the provisions of Sections 6, 7, 8, 9, and 10 will cause the Company irreparable harm, which cannot be adequately compensated by money damages, and if the Company elected to prevent the Executive from breaching such provisions by obtaining an injunction against the Executive, there is a reasonable probability of the Company’s eventual success on the merits. The Executive consents and agrees that (x) if the Executive commits any such breach or threatens to commit any breach, the Company shall be entitled to temporary and permanent injunctive relief from a court of competent jurisdiction, without posting any bond or other security and without the necessity of proof of actual damage, in addition to, and not in lieu of, such other remedies as may be available to the Company for such breach, including the recovery of money damages, and (y) in any event, if the Executive commits any such breach, the Company shall be entitled to cease making any further payments of salary and fees to him under this Agreement and to cease providing Medical Benefits, and all Modified Options held by the Executive at the time of such breach shall immediately terminate and be forfeited. If any of the provisions of Sections 6, 7, 8, 9, and 10 is determined to be wholly or partially unenforceable, the Executive hereby agrees that this Agreement or any provision hereof may be reformed so that it is enforceable to the maximum extent permitted by law. If any of the provisions of Sections 6, 7, 8, 9, and 10 is determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company’s right to enforce any such covenant in any other jurisdiction.

12.     Entire Agreement; Other Benefits. This Agreement sets forth the entire agreement of the Company and the Executive with respect to the subject matter hereof, and supersedes all prior agreements, understandings, discussions and negotiations, whether written or oral, between the parties hereto, other than the compensation and benefit plans of the Company, all of which shall continue in accordance with their terms, as modified by this Agreement and as may be further modified with respect to participants generally. Without limiting the generality of the foregoing, the Executive expressly acknowledges and agrees that (a) the Change of Control Employment Agreement between the Executive and the Company dated August 1, 1997 is terminated effective as of the date of this Agreement, and (b) except as specifically set forth in this Agreement, he is not entitled to receive any severance pay, severance benefits, compensation or employee benefits of any kind whatsoever from the Affiliated Entities.

13.     Successors. This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive other than by will or the laws of descent and distribution. This Agreement shall, subject to Section 5, inure to the benefit of and be enforceable by the Executive’s legal representatives and the legal representatives of his estate to the extent applicable. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

14.     Amendment. This Agreement may be amended, modified or changed only by a written instrument executed by the Executive and the Company.

15.     Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws.

16.     Notices. All notices and other communications hereunder shall be in writing; shall be delivered by hand delivery to the other party or mailed by registered or certified mail, return receipt requested, postage prepaid; shall be deemed delivered upon actual receipt; and shall be addressed as follows:

If to the Executive:

At the most recent address on file at the Company.

If to the Company:

Offshore Logistics, Inc. 224 Rue de Jean Lafayette, LA 70505

or to such other address as either party shall have furnished to the other in writing in accordance herewith.

17.     Tax Withholding. Notwithstanding any other provision of this Agreement, the Company may withhold from any amounts payable under this Agreement, or any other benefits received pursuant hereto, such Federal, state and/or local taxes as shall be required to be withheld under any applicable law or regulation.

Signatures:

/s/ George M. Small Executive

Date: April 26, 2004

OFFSHORE LOGISTICS, INC.

By: Kenneth M. Jones

Date: April 26, 2004

Exhibit A

Form of Release

             George M. Small (the “Executive”), for himself, and for his heirs, administrators, representatives, executors, successors and assigns (collectively “Releasers”) does hereby irrevocably and unconditionally release, acquit and forever discharge Offshore Logistics, Inc. (the “Company”), its subsidiaries, affiliates and divisions and their respective, current and former, trustees, officers, directors, partners, shareholders, agents, employees, consultants, independent contractors and representatives, including without limitation all persons acting by, through, under or in concert with any of them (collectively, “Releasees”), from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys’ fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law and in particular including any claim for discrimination based upon race, color, ethnicity, sex, age (including the Age Discrimination in Employment Act of 1967, national origin, religion, disability, or any other unlawful criterion or circumstance, which the Executive and Releasers had, now have, or may have in the future against each or any of the Releasees, from the beginning of the world until the date hereof. Expressly excluded from this release are any claim by the Releasers for benefits under the Employee Retirement Income Security Act of 1974, as amended, or otherwise for compensation and benefits to be provided to the Executive under the employee benefit plans of the Company listed in Schedule I hereto. The Executive acknowledges that: (i) this entire release is written in a manner calculated to be understood by him; (ii) he has been advised to consult with an attorney before executing this release; (iii) he was given a period of twenty-one days within which to consider this release; and (iv) to the extent he executes this release before the expiration of the twenty-one-day period, he does so knowingly and voluntarily and only after consulting his attorney. The Executive shall have the right to cancel and revoke this release during a period of seven days following the date hereof, and this release shall not become effective, and no payments or benefits shall be made or provided hereunder, until the day after the expiration of such seven-day period. The seven-day period of revocation shall commence upon the date hereof. In order to revoke this release, the Executive shall deliver to the Company, prior to the expiration of such seven-day period, a written notice of revocation. Upon such revocation, this release shall be null and void and of no further force or effect.

Date: April 26, 2004	/s/ George M. Small George M. Small

Exhibit B

Form of Release

Offshore Logistics, Inc., for itself, its subsidiaries, and divisions and their respective representatives, successors and assigns (collectively, “Releasers”) does hereby irrevocably and unconditionally release, acquit and forever discharge George M. Small (the “Executive”) from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys’ fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law which the Releasers had, now have, or may have in the future against the Executive, from the beginning of the world until the date hereof (collectively, “Claims”). Notwithstanding the foregoing, in no event shall the Claims released pursuant to the preceding sentence include any Claims involving fraud, malfeasance or willful misconduct on the part of the Executive.

Date: April 26, 2004	Offshore Logistics Inc. By: /s/ Kenneth M. Jones Title:Chairman

EXHIBIT 10.2

EMPLOYMENT AGREEMENT

        AGREEMENT by and between Offshore Logistics, Inc., a Delaware corporation (the “Company”), and William E. Chiles, an individual (the “Executive”), dated as of the 21st day of June, 2004.

        WHEREAS, the Board of Directors of the Company (the “Board”) has determined that it is in the best interests of the Company and its shareholders to employ the Executive as the Company’s President and Chief Executive Officer, and to have the Executive serve as a member of the Board; and

        WHEREAS, the Company desires to employ the Executive and to enter into an employment agreement embodying the terms of such employment and service; and

        WHEREAS, the Executive desires to accept such employment and service as President and Chief Executive Officer of the Company and a member of the Board, and to enter into this Agreement.

        NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the receipt of which is mutually acknowledged, the Company and the Executive (individually a “Party” and together the “Parties”) agree as follows:

     1.     Employment Period. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by the Company, subject to the terms and conditions of this Agreement, for the period commencing on the date of this Agreement (the “Effective Date”) and ending on July 15, 2007 (the “Initial Term”); provided that, on July 15, 2007, and each anniversary thereof thereafter, the employment period shall be extended by one year, unless at least 90 days prior to July 15, 2007 or any such anniversary thereof, the Company or the Executive delivers a written notice (a “Notice of Non-Renewal”) to the other Party that the employment period shall not be so extended (the Initial Term as so extended, the “Employment Period”).

     2.     Terms of Employment.

          (a)     Position. From the Effective Date through July 14, 2004, the Executive shall be employed as a non-officer employee of the Company. From and after July 15, 2004 and during the remainder of the Employment Period, the Executive shall serve as President and Chief Executive Officer of the Company, with such duties and responsibilities as are commensurate with such position, and shall report to the Board through the Chairman of the Board. Subject to applicable law and regulation, the Executive shall also be appointed to the Board effective July 15, 2004 or as soon thereafter as practicable, and the Executive shall perform his duties as a director of the Company conscientiously and faithfully.

          (b)     Location of Services. The Executive’s principal location of employment shall be at the Corporate Headquarters for the Company, which is in Lafayette, Louisiana (subject to Sections 3(e) and 4(c)(iii)); provided, that the Executive may be required under reasonable business circumstances to travel outside of the applicable principal location of employment in connection with performing his duties under this Agreement.

          (c)     Duties. The Executive agrees that, during the Employment Period as President and Chief Executive Officer of the Company, he shall have full and direct responsibility for managing all aspects of the Company. The Executive shall have full and direct responsibility for profit and loss and strategy development and implementation to achieve significant growth in Company share value consistent with the goals and direction provided by the Board. As President and Chief Executive Officer of the Company, the Executive shall devote substantially all of his business time, energies and talents to serving the Company and its affiliates (as used in this Agreement, the term “affiliate” of an entity shall include any entity controlled by, controlling, or under common control with such entity) and, following his appointment to the Board, as a director and member of the Board. The Executive shall perform his duties hereunder conscientiously and faithfully, subject to the lawful directions of the Board, and in accordance with the Company’s corporate governance and ethics guidelines, conflict of interests policies, and codes of conduct (collectively, the “Company Policies”). During the Employment Period, it shall not be a violation of this Agreement for the Executive, subject to the requirements of Section 6, to (A) serve on corporate, civic or charitable boards or committees, provided, that, without the written approval of the Board, the Executive shall be permitted to serve on no more than one such corporate board, (B) deliver lectures or fulfill speaking engagements and (C) manage personal investments, so long as such activities do not interfere with the performance of the Executive’s responsibilities as the President and Chief Executive Officer of the Company, or as a director of the Company or violate any Company Policies. The Executive agrees to serve upon request, without additional compensation, as an officer and director for each of the Company’s subsidiaries, joint ventures, limited liability companies and other entities, which, in each case, are affiliates, as well as entities in which the Company has a significant investment (collectively, the Company and such entities, the “Affiliated Group”), as determined by the Board.

     3.     Compensation.

          (a)     Base Salary. From and after July 15, 2004, and during the remainder of the Employment Period, the Executive shall receive an annualized base salary (“Annual Base Salary”) at the rate of $425,000, payable semi-monthly or such other payroll period pursuant to the Company’s normal payroll practices for its senior executives. During the Employment Period, the current Annual Base Salary shall be reviewed at such time as the salaries of senior officers of the Company are reviewed generally, provided, that the Executive’s review shall occur at least annually.

          (b)     Annual Bonus. For each fiscal year completed during the Employment Period, the Executive shall be eligible to receive an annual cash bonus (“Annual Bonus”) based upon performance targets that are established by the Compensation Committee of the Board (the “Committee”), provided that the Executive’s target Annual Bonus shall be equal to 75% of his Annual Base Salary (the “Target Bonus”), and the maximum Annual Bonus shall be equal to 150% of his Annual Base Salary. The Annual Bonus will be prorated for partial fiscal years during the Employment Period. Annual performance metrics will be set by the Committee based upon objective performance criteria of the Company, such as earnings per share and return on capital employed, as well as individual performance.

          (c)     Long-Term Incentive Awards. As determined by the Committee, the Executive shall be eligible for grants of equity compensation awards under the Company’s long term incentive compensation arrangements in accordance with the Company’s policies, as in effect from time to time. Except for the grants set forth below, all grants of equity compensation awards shall be made in the discretion of the Committee based upon the performance of the Executive and the Company and the Company’s compensation philosophy. In connection with this request, the Executive will be eligible for awards under any such new plan. The Executive agrees that, to the extent that the Board adopts stock ownership requirements for senior executives, he shall be subject to any such requirements so adopted

                (i)     Initial Stock Option Grant. On the Effective Date, the Company shall grant to the Executive a stock option (the “Stock Option(s)”) pursuant to the Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan (the “Incentive Plan”) to purchase 75,000 of shares of the Company’s Common Stock. The Stock Option shall have a per share exercise price equal to the closing price of a share of Common Stock on the Effective Date, shall have a ten-year term, and shall vest in three annual installments on each of the first three anniversaries of the Effective Date, with 33% of the Stock Option vesting on each of first two anniversaries of the Effective Date, and with the remaining 34% vesting on the third anniversary of the Effective Date, provided in each case that the Executive remains in the employ of the Company through such date (other than as set forth below). Except as specifically provided herein, the terms and conditions of the Stock Option shall be subject to the terms of the Incentive Plan and the award agreement evidencing the grant.

                (ii)     Initial Performance Accelerated Restricted Stock Unit Grant. On the Effective Date, the Company shall grant to the Executive pursuant to the Incentive Plan 25,000 Performance Accelerated Restricted Stock Units (the “Restricted Shares”). Vesting with respect to this Restricted Share grant shall be contingent on the Executive remaining in the employ of the Company through the time specified in the relevant performance award (other than as set forth below). Except as specifically provided herein, the terms and conditions of the Restricted Shares shall be subject to the terms of the Incentive Plan and the award agreement evidencing the grant.

                (iii)     Special Vesting and Exercisability Terms For the Initial Long-Term Incentives Upon Certain Termination Events. All unvested Stock Options and Restricted Shares will become fully vested and unrestricted, respectively, in the event of the Company’s termination of the Executive’s employment during the Employment Period without Cause, or in the event of the Executive’s resignation during the Employment Period for Good Reason (“Cause” and “Good Reason” as defined in Sections 4(b) and 4(c), respectively). All vested Stock Options will be exercisable for 30 days post-termination in the event of the Executive’s termination for Cause. In the event of the Executive’s termination without Cause, resignation for Good Reason, or due to his death, the Executive (or his estate or legal representative, as the case may be) shall have the lesser of 3 years or until the expiration date of the options in which to exercise his Stock Options (unless such termination occurs within thirteen (13) months following a Change of Control (as defined in the Change of Control Employment Agreement between the Executive and the Company, dated as of the date hereof (the “Change of Control Agreement”)), in which case the Executive shall have the remaining unexpired term of the Stock Options in which to exercise the Option).

           (d)     Deferred Compensation. The Company will credit each year during the Employment Period an amount equal to twenty percent (20%) of the Executive’s Annual Base Salary and Annual Bonus for such year (less contributions to qualified plans), pro-rated for partial years, into a Company deferred compensation plan, which will be subject to the vesting schedule set forth in such plan. In the event that legislation enacted subsequent to the date of this Agreement causes the deferrals contemplated hereby not to be respected for tax purposes, such amounts shall be paid to the Executive in the year of accrual on December 31st of each such year (conditioned on the Executive’s continued employment on such date), on a fully taxable basis, and without adjustment for tax impact.

           (e)     Temporary Living Expenses. As the Corporate Headquarters for the Company is in Lafayette, Louisiana, and the Executive’s home is in Houston, Texas, the Company will provide the Executive with an apartment in Lafayette, Louisiana, an appropriate office in Houston, Texas, and with reasonable travel/commuting expenses between Houston and Lafayette (subject to the Company’s travel policy), while the Executive evaluates whether Lafayette, Louisiana is the best location for the Corporate Headquarters. The Parties hereto acknowledge that they expect that this evaluation process will take approximately six months.

           (f)     Employee Benefits. From and after July 15, 2004 and during the Employment Period, the Executive shall (subject to applicable law and regulation) be eligible for participation in the welfare, retirement, non-qualified deferred compensation, perquisite and fringe benefit, and other benefit plans, practices, policies and programs, as may be in effect from time to time, for senior executives of the Company generally; provided, that the Executive shall not be eligible for any Company severance benefit plans, practices, policies and programs. In addition, the Company shall provide the Executive, during the Employment Period, with a Company-paid 10-year term life insurance policy covering the Executive’s life in the amount of $3 million and payable to the Executive’s designated beneficiaries.

           (g)     Change of Control Benefits. The Parties hereto acknowledge that Executive and the Company have entered into the Change of Control Agreement as of the date hereof. In the event of a Change of Control (as defined in such Agreement) during the Employment Period, the terms and condition of the Change of Control Agreement shall govern the Executive’s employment from and after the date of such Change of Control.

           (h)     Expenses. During the Employment Period, the Executive shall be eligible for prompt reimbursement for business expenses reasonably incurred by the Executive in accordance with the policies of the Company as may be in effect from time to time for senior executives generally. In addition, the Company shall reimburse the Executive for (i) all dues and assessments for one country club of the Executive’s choosing, (ii) all dues in connection with the Executive’s business-related professional affiliations, and (iii) the attorney’s fees and other out-of-pocket expenses incurred by the Executive in connection with the negotiation and execution of this Agreement and related documents (“Attorney’s Fees”), such reimbursement of Attorney’s Fees hereunder to be limited to a one-time payment of an amount not greater than $15,000.

           (i)     Vacation. The Executive shall be eligible for paid vacation at the rate of five (5) weeks per year in accordance with the policies of the Company.

           (j)     Company Automobile. From and after July 15, 2004 and during the Employment Period, the Company shall provide the Executive with an appropriate automobile selected by the Executive with a cost to the Company not to exceed $50,000 (or the lease equivalent).

     4.     Termination of Employment.

           (a)     Death or Disability. The Executive’s employment shall terminate automatically upon the Executive’s death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may provide the Executive with written notice in accordance with Section 7(b) of this Agreement of its intention to terminate the Executive’s employment. In such event, the Executive’s employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the “Disability Effective Date”), provided that, within the 30-day period after such receipt, the Executive shall not have returned to full time performance of the Executive’s duties. For purposes of this Agreement, “Disability” shall mean the inability of the Executive to perform his duties with the Company on a full-time basis for 120 consecutive days during the Employment Period as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a licensed physician selected by the Company or its insurers and reasonably acceptable to the Executive or the Executive’s legal representative. If the Parties cannot agree on a licensed physician, each Party shall select a licensed physician and the two physicians shall select a third who shall be the approved licensed physician for this purpose.

           (b)     Cause. The Company may terminate the Executive’s employment during the Employment Period with or without Cause. For purposes of this Agreement, “Cause” shall mean:

                (i)     the Executive’s willful failure to substantially perform his duties under this Agreement, or his willful failure to perform specific directives of the Board which directives are consistent with the scope and nature of the Executive’s duties as set forth in Section 2(c) hereof, other than any such failure resulting from incapacity due to physical or mental illness, which failure has continued for a period of at least 30 days following delivery to the Executive of a written demand for substantial performance specifying the manner in which the Executive has failed hereunder; or

                (ii)     the Executive’s willful engagement in malfeasance, fraud, dishonesty or misconduct, or the Executive’s willful and material violation of Company Policies;

                (iii)     the Executive’s indictment or formal charge for, or plea of guilty or nolo contendere to, a felony, or a misdemeanor involving moral turpitude; provided that any indictment or formal charge of the Executive in a jurisdiction outside the United States shall not be deemed to be “Cause” hereunder unless and until such foreign indictment or formal charge results in the Executive’s conviction for such offense; or

                (iv)     the Executive’s material breach of Section 6 or Section 8(i) of this Agreement.

A termination of employment of the Executive shall not be deemed to be for “Cause” unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board (not including the Executive) at a meeting of the Board called and held for such purpose, finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in one or more of the clauses of Section 4(b) above, and specifying the particulars thereof.

           (c)     Good Reason. The Executive’s employment may be terminated by the Executive with or without Good Reason. The Executive’s employment may be terminated by the Executive for Good Reason if (x) an event or circumstance set forth in the clauses of this Section 4(c) below shall have occurred and the Executive provides the Company with written notice thereof within 30 days after the Executive has knowledge of the occurrence or existence of such event or circumstance, which notice shall specifically identify the event or circumstance that the Executive believes constitutes Good Reason, (y) the Company fails to correct the circumstance or event so identified within 30 days after the receipt of such notice, and (z) the Executive resigns within 90 days after the date of delivery of the notice referred to in clause (x) above. For purposes of this Agreement, “Good Reason” shall mean, in the absence of the Executive’s consent, the occurrence of any of the following:

                (i)     the assignment to the Executive, other than an isolated, insubstantial or inadvertent assignment, of duties materially and adversely inconsistent with the Executive’s position, authority, duties (other than as a result of the Executive’s physical or mental incapacity which impairs his ability to materially perform his duties or responsibilities as confirmed by a doctor reasonably acceptable to the Executive or his representative and such diminution lasts only for so long as such doctor determines such incapacity impairs the Executive’s ability to materially perform his duties or responsibilities) as President and Chief Executive Officer of the Company; or

                (ii)     a material failure by the Company to comply with any of the material provisions regarding the Executive’s compensation and benefits set forth in Section 3 hereof, other than an isolated, insubstantial or inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                (iii)     the formal rejection by the Board of the Executive’s formal, written recommendation regarding moving the Company Headquarters to Houston, Texas, as contemplated in Section 3(e) hereof (or the failure of the Board formally to approve such recommendation within 90 days after such recommendation by the Executive), if, after the evaluation period specified therein, the Executive determines that Houston, Texas would be the best location for the Company Headquarters rather than its current location; or

                (iv)     the Executive’s Disability.

           (d)     Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other Party hereto given in accordance with Section 8(b) of this Agreement. For purposes of this Agreement, a “Notice of Termination” means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive’s or the Company’s rights hereunder.

           (e)     Date of Termination. “Date of Termination” means (i) if the Executive’s employment is terminated by the Company for Cause or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein within 30 days of such notice, as the case may be, (ii) if the Executive’s employment is terminated by the Company other than for Cause or Disability, or if the Executive voluntarily resigns without Good Reason, the date on which the terminating Party notifies the other Party of such termination, (iii) if the Executive’s employment is terminated by reason of death, the date of death of the Executive, (iv) if the Executive’s employment is terminated by the Company due to Disability, the Disability Effective Date, or (v) if the Executive’s employment is terminated by the Executive or the Company as a result of a Notice of Non-Renewal, the end of the applicable Employment Period.

           (f)     Resignation from All Positions. Notwithstanding any other provision of this Agreement, upon the termination of the Executive’s employment for any reason, unless otherwise requested by the Board and accepted by the Executive, the Executive shall immediately resign as of the Date of Termination from all positions that he holds or has ever held with the Company and any other member of the Affiliated Group (and with any other entities with respect to which the Company has requested the Executive to perform services and which has been accepted by the Executive), including, without limitation, the Board and all boards of directors of any member of the Affiliated Group. The Executive hereby agrees to execute any and all documentation to effectuate such resignations upon request by the Company, but he shall be treated for all purposes as having so resigned upon termination of his employment, regardless of when or whether he executes any such documentation.

     5.     Obligations upon Termination.

           (a)     Good Reason; Other Than for Cause. Subject to the last sentence of this Sections 5(a), if, during the Employment Period, (1) the Company shall terminate the Executive’s employment other than for Cause or death, or (2) the Executive shall terminate his employment for Good Reason:

                (i)     The Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                A.     the sum of (1) the Executive’s accrued but unpaid Annual Base Salary through the Date of Termination, (2) the product of (x) the Target Bonus and (y) a fraction (which, for purposes of clarity, shall equal less than 1), the numerator of which is the number of days in the then-current fiscal year through the Date of Termination, and the denominator of which is 365, and (3) the Executive’s business expenses that are reimbursable pursuant to this Agreement but have not been reimbursed by the Company as of the Date of Termination (such amounts, the “Accrued Amounts”); and

                B.     the amount equal to the product of (1) two and (2) the sum of (I) the Executive’s Annual Base Salary and (II) the Target Bonus.

                (ii)     Until the earlier to occur of (A) the date on which the Executive attains the age of 65, (B) the date the Executive first becomes eligible to receive health benefits under another employer-provided plan, from and after the Executive’s Date of Termination, or (C) the death of the Executive, the Company shall continue medical and dental benefits to the Executive (and, if applicable, to the spouse and dependents of the Executive who received such benefits under his coverage immediately prior to the Date of Termination) at least equal to those that would have been provided to the Executive (and to any such dependent) in accordance with the plans, programs, practices and policies of the Company if the Executive’s employment had not been terminated during such period; provided, that the Executive continues to make all required contributions (if any, as applicable); and

                (iii)     to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement (other than any severance plan, program, policy or practice or contract or agreement) of the Company and its affiliates (such amounts and benefits, the “Other Benefits”) in accordance with the terms and normal procedures of each such plan, program, policy or practice, based on accrued benefits through the Date of Termination.

As a condition to the Executive’s receipt of payments and benefits described under Sections 5(a)(i) and 5(a)(ii), the Executive must execute a full release of all claims that he may have (and such release must become irrevocable) against the Company, its affiliates, and all of their officers, employees, directors, and agents, in a form mutually and reasonably agreeable to the Parties hereunder; provided, however, that the Executive shall retain his indemnification and related rights as a former officer and director under the Certificate of Incorporation and Bylaws of the Company and his rights under the Directors and Officers Insurance Policy(ies) of the Company.

           (b)     Cause. Without Good Reason; Expiration. If the Executive’s employment shall be terminated for Cause during the Employment Period, if the Executive’s shall resign without Good Reason during the Employment Period, or if the Executive’s employment terminates upon expiration of the term of this Agreement by reason of either Party providing to the other Party a Notice of Non-Renewal, this Agreement shall terminate without further obligations to the Executive, other than the Company’s obligation to pay or provide to the Executive an amount equal to the Accrued Amounts (except that, in the case of a termination of the Executive for “Cause” or a resignation by the Executive without Good Reason, the Accrued Amounts shall not include the amount described in Section 5(a)(i)(A)(2)) and the Other Benefits.

           (c)     Death. If the Executive’s employment is terminated by reason of the Executive’s death during the Employment Period, this Agreement shall terminate without further obligations to the Executive’s legal representatives under this Agreement, other than the Company’s obligation to pay or provide to the Executive’s estate, heirs or beneficiaries the Accrued Amounts and the Other Benefits.

     6.     Covenants.

           (a)     Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Affiliated Group, all secret or confidential information, knowledge or data relating to the Affiliated Group and its businesses (including, without limitation, any proprietary and not publicly available information concerning any processes, methods, trade secrets, research or secret data, costs, names of users or purchasers of their respective products or services, business methods, operating procedures or programs or methods of promotion and sale) that the Executive obtains during the Executive’s employment by the Affiliated Group that is not public knowledge (“Confidential Information”). The Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after the Executive’s employment with the Affiliated Group, except with the prior written consent of the Company, or as otherwise required by law or legal process or as such disclosure or use may be required in the course of the Executive performing his duties and responsibilities hereunder. Notwithstanding the foregoing provisions, if the Executive is required to disclose any such confidential or proprietary information pursuant to applicable law or a subpoena or court order, the Executive shall promptly notify the Company in writing of any such requirement so that the Company or the appropriate member of the Affiliated Group may seek an appropriate protective order or other appropriate remedy or waive compliance with the provisions hereof. The Executive shall reasonably cooperate with the Affiliated Group to obtain such a protective order or other remedy. If such order or other remedy is not obtained prior to the time the Executive is required to make the disclosure, or the Company waives compliance with the provisions hereof, the Executive shall disclose only that portion of the confidential or proprietary information which he is advised by counsel in writing (either his or the Company’s) that he is legally required to so disclose. Upon his termination of employment with the Affiliated Group for any reason, the Executive shall promptly return to the Company all records, files, memoranda, correspondence, notebooks, notes, reports, customer lists, drawings, plans, documents, and other documents and the like relating to the business of the Affiliated Group or containing any trade secrets relating to the Affiliated Group or that the Executive uses, prepares or comes into contact with during the course of the Executive’s employment with the Affiliated Group, and all keys, credit cards and passes, and such materials shall remain the sole property of the Company and/or the Affiliated Group, as applicable. The Executive agrees to execute any standard-form confidentiality agreements with the Company that the Company generally enters into or may enter into in the future with its senior executives. The Executive agrees to represent in writing to the Company upon termination of employment that he has complied with the foregoing provisions of this Section 6(a).

           (b)     Work Product and Inventions.The Company and/or its nominees or assigns shall own all right, title and interest in and to any and all inventions, ideas, trade secrets, technology, devices, discoveries, improvements, processes, developments, designs, know how, show-how, data, computer programs, algorithms, formulae, works of authorship, works modifications, trademarks, trade names, documentation, techniques, designs, methods, trade secrets, technical specifications, technical data, concepts, expressions, patents, patent rights, copyrights, moral rights, and all other intellectual property rights or other developments whatsoever (collectively, “Developments”), whether or not patentable, reduced to practice or registrable under patent, copyright, trademark or other intellectual property law anywhere in the world, made, authored, discovered, reduced to practice, conceived, created, developed or otherwise obtained by the Executive (alone or jointly with others) during the Executive’s employment with the Affiliated Group, and arising from or relating to such employment or the business of the Company or of other member of the Affiliated Group (whether during business hours or otherwise, and whether on the premises of using the facilities or materials of the Company or of other members of the Affiliated Group or otherwise). The Executive shall promptly and fully disclose to the Company and to no one else all Developments, and hereby assigns to the Company without further compensation all right, title and interest the Executive has or may have in any Developments, and all patents, copyrights, or other intellectual property rights relating thereto, and agrees that the Executive has not acquired and shall not acquire any rights during the course of his employment with the Affiliated Group or thereafter with respect to any Developments.

           (c)     Non-Solicitation of Affiliated Group Employees. The Executive shall not, at any time during the Restricted Period (as defined in this Section 6(c)), other than in the ordinary exercise of his duties while serving as President and Chief Executive Officer, without the prior written consent of the Company, directly or indirectly, solicit, recruit, or employ (whether as an employee, officer, agent, consultant or independent contractor) any person who is or was at any time during the previous 12 months, an employee, representative, officer or director of any member of the Affiliated Group. Further, during the Restricted Period, the Executive shall not take any action that could reasonably be expected to have the effect of directly encouraging or inducing any person to cease their relationship with any member of the Affiliated Group for any reason. A general employment advertisement by an entity of which the Executive is a part will not constitute solicitation or recruitment. The “Restricted Period” shall mean the period from the Effective Date through the eighteen-month anniversary of the Executive’s termination of employment with the Affiliated Group for any reason.

           (d)     Non-Competition.

           (1)     Areas Other Than Louisiana. Except with respect to competition in the State of Louisiana, or with respect to competition in or above the waters off the State of Louisiana in the areas specified in subparagraph (B) of Section 6(d)(2) of this Agreement, during the Restricted Period, the Executive shall not, either directly or indirectly, compete with the business of the Company by (i) becoming an officer, agent, employee, partner or director of any other corporation, partnership or other entity, or otherwise render services to or assist or hold an interest (except as a less than 2-percent shareholder of a publicly traded corporation or as a less than 5-percent shareholder of a corporation that is not publicly traded) in any Competitive Business (as defined below), or (ii) soliciting, servicing, or accepting the business of (A) any active customer of any member of the Affiliated Group, or (B) any person or entity who is or was at any time during the previous twelve months a customer of any member of the Affiliated Group, provided that such business is competitive with any significant business of any member of the Affiliated Group. “Competitive Business” shall mean any person or entity (including any joint venture, partnership, firm, corporation, or limited liability company) that engages in any principal or significant business of the Company or any of its subsidiaries as of the Date of Termination (or any material or significant business being actively pursued as of the Date of Termination that the Company or any of its subsidiaries enter during the Restricted Period).

           (2)     Louisiana. With respect to competition in the State of Louisiana, or with respect to competition in or above the waters specified in subparagraph (B) of this Section 6(d)(2)

           (A)    Executive, during the Restricted Period, agrees to refrain from carrying on or engaging in a business similar to the business of the Company or any of its subsidiaries, or from soliciting customers of the business of the Company or any of its subsidiaries, within the Parishes of Lafayette, Vermillion, Cameron, Iberia, St. Mary, Plaquemines, Terrebonne, Lafourche, St. Bernard, Orleans, Calcasieu and Jefferson in the State of Louisiana, so long as the Company or any of its subsidiaries carries on a like business therein during the Restricted Period, and

           (B)    Executive, during the Restricted Period, agrees to refrain from carrying on or engaging in a business similar to the business of the Company or any of its subsidiaries or from soliciting customers of the business of the Company or any of its subsidiaries in or above the waters of the Gulf of Mexico adjacent to the Parishes of Lafayette, Vermillion, Cameron, Iberia, St. Mary, Plaquemines, Terrebonne, Lafourche, St. Bernard, Orleans, Calcasieu and Jefferson in the State of Louisiana, so long as the Company or any of its subsidiaries carries on a like business therein during the Restricted Period.

           (C)    All non-capitalized terms in subparagraphs (A) and (B) of this Section 6(d)(2) are intended to and shall have the same meanings that those terms (to the extent they appear therein) have in La. R.S. 23:921.C. Subject to and only to the extent not inconsistent with the foregoing sentence, the parties understand the following phases to have the following meanings:

           (1)     The phrase “carrying on or engaging in a business similar to the business of the Company or any of its subsidiaries” includes engaging, as principal, agent, trustee, or through the agency of any corporation, partnership, association or agent or agency, in any business that conducts an offshore oil and gas helicopter service business in competition with the Company or any of its subsidiaries or being the owner (except as a less than 2-percent shareholder of a publicly traded corporation or as a less than 5-percent shareholder of a corporation that is not publicly traded) of any interest in any corporation or other entity, or an officer, director, or employee of any corporation or other entity (other than the Company or any of its subsidiaries), or a member or employee or any partnership, or an owner or employee of any other business that conducts an offshore oil and gas helicopter service business in competition with the Company or any of its subsidiaries. Moreover, the term also includes (i) directly or indirectly inducing any current customers of the Company or any of its subsidiaries to patronize any offshore oil and gas helicopter service business in competition with the Company or any of its subsidiaries; (ii) canvassing, soliciting, or accepting any offshore oil and gas helicopter service business of the type conducted by the Company or any of its subsidiaries; (iii) directly or indirectly requesting or advising any current customers of the Company or any of its subsidiaries to withdraw, curtail or cancel such customer’s offshore oil and gas helicopter service business with the Company or any of its subsidiaries; or (iv) directly or indirectly disclosing to any other person, firm, corporation or entity, the names and addresses of any of the current customers of the Company or any of its subsidiaries. In addition, the term includes, directly or indirectly, through any person, firm, association, corporation or other entity with which Executive is now or may hereafter become associated, causing or inducing any present employee of the Company or any of its subsidiaries to leave the employ of the Company or any of its subsidiaries to accept employment with the Executive or with such person, firm association, corporation, or other entity.

           (2)    The phrase “a similar business to the business of the Company or any of its subsidiaries” means an offshore oil and gas helicopter service business.

           (3)    The phrase “carries on a like business” includes, without limitation, actions taken by or through a wholly-owned subsidiary or other affiliated corporation or entity.

           (D)    Notwithstanding any other provision of this Agreement, Section 6(d)(2) of this Agreement shall not apply with respect to any geographic area outside of the geographic territory expressly set forth in this Section 6(d)(2).

           (e)    Assistance. The Executive agrees that during and after his employment by the Company, upon request by the Company, the Executive will assist the Affiliated Group in the defense of any claims, or potential claims that may be made or threatened to be made against any member of the Affiliated Group in any action, suit or proceeding, whether civil, criminal, administrative, investigative or otherwise (a “Proceeding”), and will assist the Affiliated Group in the prosecution of any claims that may be made by any member of the Affiliated Group in any Proceeding, to the extent that such claims may relate to the Executive’s employment or the period of the Executive’s employment by the Company. The Executive agrees, unless precluded by law, to promptly inform the Company if the Executive is asked to participate (or otherwise become involved) in any Proceeding involving such claims or potential claims. The Executive also agrees, unless precluded by law, to promptly inform the Company if the Executive is asked to assist in any investigation (whether governmental or otherwise) of any member of the Affiliated Group (or their actions), regardless of whether a lawsuit has then been filed against any member of the Affiliated Group with respect to such investigation. The Company agrees to reimburse the Executive for all of the Executive’s reasonable out-of-pocket expenses associated with such assistance, including travel expenses and any attorneys’ fees and shall pay a reasonable per diem fee for the Executive’s service. In addition, the Executive agrees to provide such services as are reasonably requested by the Company to assist any successor to the Executive in the transition of duties and responsibilities to such successor. Any services or assistance contemplated in this Section 6(e) shall be at mutually agreed to and convenient times.

           (g)     Remedies. The Executive acknowledges and agrees that the terms of Section 6: (i) are reasonable in geographic and temporal scope, (ii) are necessary to protect legitimate proprietary and business interests of the Company in, inter alia, near permanent customer relationships and confidential information. The Executive further acknowledges and agrees that (x) the Executive’s breach of the provisions of Section 6 will cause the Company irreparable harm, which cannot be adequately compensated by money damages, and (y) if the Company elects to prevent the Executive from breaching such provisions by obtaining an injunction against the Executive, there is a reasonable probability of the Company’s eventual success on the merits. The Executive consents and agrees that if the Executive commits any such breach or threatens to commit any breach, the Company shall be entitled to temporary and permanent injunctive relief from a court of competent jurisdiction, in addition to, and not in lieu of, such other remedies as may be available to the Company for such breach, including the recovery of money damages. If any of the provisions of Section 6 are determined to be wholly or partially unenforceable, the Executive hereby agrees that this Agreement or any provision hereof may be reformed so that it is enforceable to the maximum extent permitted by law. If any of the provisions of this Section 6 are determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company’s right to enforce any such covenant in any other jurisdiction.

     7.     Assignment; Successors.

           (a)     No Assignment. This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive other than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive’s legal representatives. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

           (b)     Successors. The Company shall cause any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all or a substantial portion of its business and/or assets to assume expressly and agree to perform this Agreement immediately upon such succession in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, “Company” shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     8.     Miscellaneous.

           (a)     Governing Law; Captions; Amendments. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws. The Parties hereto irrevocably agree to submit to the jurisdiction and venue of the courts of the State of Delaware in any action or proceeding brought with respect to or in connection with this Agreement (any such action or proceeding brought under this Agreement in the courts of Delaware, a “Delaware Proceeding”). In the event of a Delaware Proceeding, the Company shall pay all of the Executive’s reasonable travel expenses incurred by him for his travel between his principal residence and/or principal place of business at such time and Delaware in connection with such Delaware Proceeding. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the Parties hereto or their respective successors and legal representatives.

           (b)     Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other Party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

At the address most recently on file for the Executive at the Company at the time of such notice.

With a copy to:

Steven J. McNamara, Esq. Gardere Wynne Sewell LLP 1000 Louisiana, Suite 3400 Houston, Texas 77002-5007 Fax: 713-276-6768 Email: smcnamara@gardere.com

If to the Company:

Offshore Logistics, Inc. 224 Rue De Jean Lafayette, Louisiana 70508 Attention: Chairman of the Board of Directors

With a copy to:

Paul M. Haygood, Esq. Correro Fishman Haygood Phelps Walmsley & Casteix, L.L.P. Bank One Center 201 St. Charles Avenue 46th Floor New Orleans, Louisiana 70170 Fax: (504) 586-5250 Email: phaygood@cfhlaw.com or to such other address as either Party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

           (c)     Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

           (d)     Withholding. Notwithstanding any other provision of this Agreement, the Company may withhold from any amounts payable or benefits provided under this Agreement any Federal, state, and local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

           (e)     No Waiver. The Executive’s or the Company’s failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

           (f)     Change of Control. In the event of a Change of Control (as defined in the Change of Control Agreement), the Change of Control Agreement shall supersede this Agreement; provided that, in such event, the last two sentences of Section 3(c)(iii) of this Agreement shall remain in full force and effect.

           (g)     Press Release. The Parties agree that the Company shall issue a press release and will otherwise publicly disclose the Executive’s employment with the Company immediately upon the execution of this Agreement.

           (h)     Director’s and Officer’s Insurance. The Company shall provide the Executive with Director’s and Officer’s insurance coverage, including indemnification, on terms no less favorable than the terms of the coverage provided to similarly situated current and former directors and officers of the Company. In the event that this the validity of this Agreement is challenged (other than by the Executive or his representatives), the Executive’s reasonable expenses incurred therewith shall be reimbursed by the Company.

           (i)     Representations and Understandings. The Executive hereby represents and warrants to the Company that the Executive is not party to any contract, understanding, agreement or policy, whether or not written, with his current employer (or any other previous employer) or otherwise, that would be breached by the Executive’s entering into, or performing services under, this Agreement, and that he is fully able to assume the duties and responsibilities set forth in this Agreement without restrictions of any kind. The Executive further represents that he has disclosed to the Company in writing all material threatened, pending, or actual claims that are unresolved and still outstanding as of the Effective Date, in each case, against the Executive of which he is aware, if any, as a result of his employment with his current employer (or any other previous employer) or his membership on any boards of directors.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive’s hand and, the Company has caused these presents to be executed in its name and on its behalf, all as of the day and year first above written.

/s/ William E. Chiles —————————————— William E. Chiles

OFFSHORE LOGISTICS, INC. By: /s/ Kenneth M. Jones —————————————— Kenneth M. Jones Title: Chairman of the Board

EXHIBIT 10.3

CHANGE OF CONTROL

EMPLOYMENT AGREEMENT

        AGREEMENT by and between Offshore Logistics, Inc., a Delaware corporation (the “Company”) and William E. Chiles, an individual (the “Executive”), dated as of the 21st day of June, 2004.

        WHEREAS, the Company has entered into an Employment Agreement with the Executive as of the date hereof; and

        WHEREAS, the Board of Directors of the Company (the “Board”), has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive’s full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

        NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

1.	Certain Definitions.

(a)	The “Effective Date” shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive’s employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the “Effective Date” shall mean the date immediately prior to the date of such termination of employment.

(b)	The “Change of Control Period” shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the “Renewal Date”), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

2.	Change of Control. For the purpose of this Agreement, a “Change of Control” shall mean:

(a)	The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (a “Person”) of beneficial ownership (within the meaning of Rule 13d 3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2; or

(b)	Individuals who, as of the date hereof, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another corporation (a “Business Combination”), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50.1% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(d)	Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

3.	Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the “Employment Period”).

4.	Terms of Employment.

(a)	Position and Duties.

(i)	During the Employment Period, (A) the Executive’s position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned to the Executive at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive’s services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

(ii)	During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive’s reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive’s responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive’s responsibilities to the Company.

(b)	Compensation.

(i)	Base Salary. During the Employment Period, the Executive shall receive an annual base salary (“Annual Base Salary”), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term “affiliated companies” shall include any company controlled by, controlling or under common control with the Company.

(ii)	Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the “Annual Bonus”) in cash at least equal to the Executive’s highest bonus under the Company’s Annual Incentive Compensation Plan, or any comparable bonus under any predecessor or successor plan, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the “Recent Annual Bonus”). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

(iii)	Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

(iv)	Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive’s family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

(v)	Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

(vi)	Fringe Benefits. During the Employment Period, the Executive shall be entitled to all fringe benefits, including without limitation, tax and financial planning services, payment of club dues and professional affiliations, and Company automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

(vii)	Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

(viii)	Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date (which, for purposes hereof, shall be at least 5 weeks per year) or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

5.	Termination of Employment.

(a)	Death or Disability. The Executive’s employment shall terminate automatically upon the Executive’s death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive’s employment. In such event, the Executive’s employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the “Disability Effective Date”), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive’s duties. For purposes of this Agreement, “Disability” shall mean the absence of the Executive from the Executive’s duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive’s legal representative.

(b)	Cause. The Company may terminate the Executive’s employment during the Employment Period for Cause. For purposes of this Agreement, “Cause” shall mean:

(i)	the willful and continued failure of the Executive to perform substantially the Executive’s duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board which specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive’s duties, or

(ii)	the willful engaging by the Executive in illegal conduct or gross misconduct which in either case is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered “willful” unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive’s action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

(c)	Good Reason. The Executive’s employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, “Good Reason” shall mean:

(i)	the assignment to the Executive of any duties inconsistent in any respect with the Executive’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

(ii)	any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

(iii)	the Company’s requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company’s requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

(iv)	any purported termination by the Company of the Executive’s employment otherwise than as expressly permitted by this Agreement; or

(v)	any failure by the Company to comply with and satisfy Section 11(c) of this Agreement; or

(vi)	the Executive’s Disability.

For purposes of this Section 5(c), any good faith determination of “Good Reason” made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

(d)	Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a “Notice of Termination” means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive’s or the Company’s rights hereunder.

(e)	Date of Termination. “Date of Termination” means (i) if the Executive’s employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive’s employment is terminated by the Company other than for Cause or Disability, the date on which the Company notifies the Executive of such termination and (iii) if the Executive’s employment is terminated by reason of death or Disability, the date of death of the Executive or the Disability Effective Date, as the case may be.

6.	Obligations of the Company upon Termination.

(a)	Good Reason; Other Than for Cause or Death. If, during the Employment Period, the Company shall terminate the Executive’s employment other than for Cause or death or the Executive shall terminate employment for Good Reason:

(i)	the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

A.	the sum of (1) the Executive’s Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the “Highest Annual Bonus”) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the “Accrued Obligations”); and

B.	the amount equal to the product of (1) three and (2) the sum of (x) the Executive’s Annual Base Salary and (y) the Highest Annual Bonus; and

(ii)	until the later of (A) three years from the date of such termination, or (B) the earlier to occur of (1) the date on which the Executive attains the age of 65, or (2) the date the Executive first becomes eligible to receive health benefits under another employer-provided plan, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive’s family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive’s employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility, and for purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

(iii)	the Company shall, at its sole expense as incurred, provide the Executive with outplacement services, the scope and provider of which shall be selected by the Executive in the Executive’s sole discretion, but the cost of which shall not exceed $50,000; and

(iv)	to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the “Other Benefits”).

(b)	Death. If the Executive’s employment is terminated by reason of the Executive’s death during the Employment Period, this Agreement shall terminate without further obligations to the Executive’s legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive’s estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive’s estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive’s estate and/or the Executive’s beneficiaries, as in effect on the date of the Executive’s death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

(c)	Cause; Other than for Good Reason. If the Executive’s employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) the Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

7.	Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive’s continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

8.	Full Settlement; Legal Fees. The Company’s obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and except as specifically provided in Section 6(a)(ii), such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (whether such contest is between the Company and the Executive or between either of them and any third party, and including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the “Code”).

9.	Certain Additional Payments by the Company.

(a)	Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a “Payment”) would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the “Excise Tax”), then the Executive shall be entitled to receive an additional payment (a “Gross-Up Payment”) in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

(b)	Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by the Company’s auditing firm used immediately prior to the Change of Control or such other certified public accounting firm as may be designated by the Executive (the “Accounting Firm”), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm’s determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (“Underpayment”), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

(c)	The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

(i)	give the Company any information reasonably requested by the Company relating to such claim,

(ii)	take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

(iii)	cooperate with the Company in good faith in order effectively to contest such claim, and

(iv)	permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole discretion, either pay the tax claimed to the appropriate taxing authority on behalf of the Executive and direct the Executive to sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that, if the Company pays such claim and directs the Executive to sue for a refund, the Company shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties) imposed with respect to such payment or with respect to any imputed income in connection with such payment; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company’s control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

(d)	If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company’s complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

10.	Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive’s employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive’s employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

11.	Successors.

(a)	This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive’s legal representatives.

(b)	This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

(c)	The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, “Company” shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

12.	Miscellaneous.

(a)	This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

(b)	All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

William E. Chiles At the address most recently on file for the Executive at the Company at the time of such notice.

With a copy to:

Steven J. McNamara, Esq. Gardere Wynne Sewell LLP 1000 Louisiana, Suite 3400 Houston, Texas 77002-5007 Fax: 713-276-6768 Email: smcnamara@gardere.com

If to the Company:

Offshore Logistics, Inc. 224 Rue de Jean Lafayette, Louisiana 70505 Attention: Chairman of the Board

With a copy to:

Paul M. Haygood, Esq. Correro Fishman Haygood Phelps Walmsley & Casteix, L.L.P. Bank One Center 201 St.Charles Avenue 46th Floor New Orleans, Louisiana 70170 Fax:(504) 586-5250 Email: phaygood@cfhlaw.com or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

(c)	The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d)	The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(e)	The Executive’s or the Company’s failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(f)	In the event that the Executive’s employment is terminated prior to the Effective Date, this Agreement shall have no force and effect, and the terms and conditions of the Employment Agreement dated as of the date hereof between the Executive and the Company shall apply. From and after the Effective Date, this Agreement shall supersede the Employment Agreement dated as of the date hereof between the Executive and the Company, and any other agreement between the parties with respect to the subject matter hereof; provided, that (i) this Agreement shall not supersede any agreement providing for indemnification of the Executive in his capacity as a director or officer of the Company or any of its affiliated companies, and (ii) the last two sentences of Section 3(c)(iii) of the said Employment Agreement shall survive and continue to be effective.

(g)	Notwithstanding the provisions of any plan, program or arrangement provided or maintained by the Company, no amount payable or distributable to the Executive pursuant to any plan, program or arrangement provided or maintained by the Company shall be reduced as a result of being potentially nondeductible under Section 280G of the Code.

             IN WITNESS WHEREOF, the Executive has hereunto set the Executive’s hand and, pursuant to the authorization from its Board of Directors, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.

/s/ William E. Chiles William E. Chiles

OFFSHORE LOGISTICS, INC.

By: /s/ Kenneth M. Jones

Kenneth M. Jones Title: Chairman of the Board

EXHIBIT 15.1

Offshore Logistics, Inc.
Lafayette, Louisiana

Re: Registration Statements No. 33-87450, No. 33-50946 and No. 333-100017 on Form S-8.

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated July 26, 2004 related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

New Orleans, Louisiana
August 5, 2004

EXHIBIT 31.1

CERTIFICATION

I, William Chiles, CEO and President, certify that:

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

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registration’s internal control over financial reporting;

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

Dated: August 5, 2004

/s/ William Chiles —————————————— William Chiles CEO and President

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

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registration’s internal control over financial reporting;

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

Dated: August 5, 2004

/s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended June 30, 2004, as filed with the Securities and Exchange Commission as of the date hereof, I, William Chiles, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Chiles —————————————— Name: William Chiles Title: Chief Executive Officer and President Date: August 5, 2004

EXHIBIT 32.2

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended June 30, 2004, as filed with the Securities and Exchange Commission as of the date hereof, I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: August 5, 2004