Form 10-Q
period 2004-09-30
OFFSHORE LOGISTICS INC
filed 2004-11-04
CIK 73887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

        Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 1, 2004.

        23,272,775 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$158,724	$139,429	$306,106	$273,322
Gain on disposal of assets	3,558	1,374	6,156	2,231

	162,282	140,803	312,262	275,553
Operating expense:
Direct cost	114,671	102,847	222,339	202,673
Depreciation and amortization	10,580	9,195	21,030	19,299
General and administrative	10,688	8,740	22,009	17,087

	135,939	120,782	265,378	239,059

Operating income	26,343	20,021	46,884	36,494
Earnings from unconsolidated affiliates, net	2,401	3,047	3,921	4,950
Interest income	747	644	1,183	1,048
Interest expense	3,985	4,990	7,914	8,955
Loss on extinguishment of debt	--	(6,205)	--	(6,205)
Other income (expense), net	473	380	561	(1,894)

Income before provision for income taxes
and minority interest	25,979	12,897	44,635	25,438
Provision for income taxes	7,794	3,868	13,391	7,631
Minority interest	(149)	(529)	(238)	(1,039)

Net income	$18,036	$8,500	$31,006	$16,768

Net income per common share:
Basic	$0.79	$0.38	$1.36	$0.74

Diluted	$0.77	$0.37	$1.34	$0.74

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited) September 30, 2004	March 31, 2004

	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$134,257	$85,679
Accounts receivable	130,642	121,146
Inventories	138,560	133,073
Prepaid expenses and other	14,479	10,874

Total current assets	417,938	350,772
Investments in unconsolidated affiliates	29,154	38,929
Property and equipment - at cost:
Land and buildings	27,746	26,594
Aircraft and equipment	792,917	797,783

	820,663	824,377
Less: accumulated depreciation and amortization	(242,075)	(238,721)

	578,588	585,656
Goodwill	26,824	26,829
Other assets	41,031	42,717

	$1,093,535	$1,044,903

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$34,251	$27,439
Accrued liabilities	64,985	65,257
Deferred taxes	660	1,802
Current maturities of long-term debt	5,426	4,417

Total current liabilities	105,322	98,915
Long-term debt, less current maturities	258,216	251,117
Other liabilities and deferred credits	145,625	147,326
Deferred taxes	93,132	92,042
Minority interest	4,525	9,385
Stockholders' Investment:
Common Stock, $.01 par value, authorized 35,000,000 shares;
Outstanding 23,231,910 and 22,631,221 at September 30 and
March 31, respectively (exclusive of 1,281,050 treasury shares)	232	226
Additional paid-in capital	154,978	141,384
Retained earnings	383,608	352,602
Accumulated other comprehensive loss	(52,103)	(48,094)

	486,715	446,118

	$1,093,535	$1,044,903

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$31,006	$16,768
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	21,030	19,299
Increase (decrease) in deferred taxes	3,057	7,242
(Gain) loss on asset dispositions	(6,156)	(2,231)
Loss on debt extinguishment	--	6,205
Equity in earnings from unconsolidated affiliates
(over) under dividends received	9,549	(3,487)
Minority interest in earnings	238	1,039
(Increase) decrease in accounts receivable	(10,968)	1,957
(Increase) decrease in inventories	(5,123)	(885)
(Increase) decrease in prepaid expenses and other	(2,533)	3,320
Increase (decrease) in accounts payable	6,665	(3,856)
Increase (decrease) in accrued liabilities	104	(5,240)
Increase (decrease) in other liabilities and deferred credits	613	(3)

Net cash provided by (used in) operating activities	47,482	40,128

Cash flows from investing activities:
Capital expenditures	(29,628)	(42,553)
Assets purchased on behalf of affiliate	--	(35,394)
Proceeds from sale of assets to affiliate	--	35,394
Proceeds from asset dispositions	30,490	3,350
Acquisitions, net of cash received	(1,986)	--
Investments	(233)	(1,729)

Net cash provided by (used in) investing activities	(1,357)	(40,932)

Cash flows from financing activities:
Proceeds from borrowings	--	242,981
Repayment of debt and payment of debt redemption premiums	(687)	(228,391)
Re-purchase of shares from minority interests	(7,389)	--
Issuance of common stock	11,038	50

Net cash provided by (used in) financing activities	2,962	14,640

Effect of exchange rate changes in cash	(509)	2,266

Net increase (decrease) in cash and cash equivalents	48,578	16,102
Cash and cash equivalents at beginning of period	85,679	56,800

Cash and cash equivalents at end of period	$134,257	$72,902

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of interest capitalized	$7,253	$7,859
Income taxes	$14,206	$561
Supplemental disclosure of non-cash investing activities:
Non monetary exchange of assets	$5,876	$--

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004

NOTE A — Basis of Presentation and Consolidation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

NOTE B — Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and six months ended September 30, 2004 excluded 13,641 and 50,738 stock options, respectively, at a weighted average exercise price of $32.61 and $27.99, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and six months ended September 30, 2003 excluded 381,076 and 256,372 stock options, respectively, at a weighted average exercise price of $21.26 and $21.31, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net income (thousands of dollars):
Income available to common stockholders	$18,036	$8,500	$31,006	$16,768
Interest and redemption premium on convertible debt,
net of taxes(1)	--	--	--	1,809

Income available to common stockholders,
plus assumed conversions	$18,036	$8,500	$31,006	$18,577

Shares:
Weighted average number of common
shares outstanding	22,933,036	22,514,628	22,794,337	22,512,825
Options	367,056	158,316	318,096	145,240
Restricted Stock Units	25,000	--	13,798	--
Convertible debt	--	--	--	2,586,090

Weighted average number of common
shares outstanding, plus assumed conversions	23,325,092	22,672,944	23,126,231	25,244,155

Net income per share:
Basic	$0.79	$0.38	$1.36	$0.74

Diluted	$0.77	$0.37	$1.34	$0.74

_________________

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported:	$18,036	$8,500	$31,006	$16,768
Stock-based employee compensation expense,
net of tax	(492)	(237)	(794)	(359)

Pro forma net income	$17,544	$8,263	$30,212	$16,409

Basic earnings per share:
Earnings per share, as reported	$0.79	$0.38	$1.36	$0.74
Stock-based employee compensation expense,
net of tax	(0.02)	(0.01)	(0.03)	(0.01)

Pro forma basic earnings per share	$0.77	$0.37	$1.33	$0.73

Diluted earnings per share:
Earnings per share, as reported	$0.77	$0.37	$1.34	$0.74
Stock-based employee compensation expense,
net of tax	(0.02)	(0.01)	(0.03)	(0.02)

Pro forma diluted earnings per share	$0.75	$0.36	$1.31	$0.72

        For the three and six months ended September 30, 2004, $309,859 and $349,408, respectively is included in compensation costs relating to the acceleration of the vesting period for certain options granted under the plans.

NOTE C — Commitments and Contingencies

        The Company employs approximately 300 pilots in its North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. After approximately eight weeks of discussions, an agreement could not be reached on several keys areas, most notably compensation levels. Both the union representatives and the Company agreed to seek assistance from the National Mediation Board, or NMB, in appointing an independent mediator to assist with the negotiations. A mediator was assigned by the NMB and sessions have continued to date with some progress being made. In the future, all negotiations will be at the discretion of the NMB mediator. If the mediator and the NMB should determine that no further progress is being made toward resolution, then the NMB can seek a number of alternatives which include:

1.

Declare a Release, which would start a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage. The Company has contingency plans in place to respond to these scenarios and believes it will be able to continue operations with limited or no disruption in services. The Company cannot reasonably estimate the financial impact of a work stoppage should one occur on the Company’s results of operations; or

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

        In March 2004 the Company petitioned the NMB for a release due to lack of progress in negotiations. The NMB declined this request after input from the Union and instructed the parties that negotiations should continue. The negotiations did continue and some progress was made; however, on August 2, 2004, the Union petitioned the NMB for a Release. The NMB declined this request after input from the Company and instructed the parties that negotiations will resume the week of November 3, 2004 in Lafayette, Louisiana.

        Based on the Company’s latest proposals made to the union, base salary expense would increase by approximately 13% annually.  Given that the pilot group represents only 33% of the Company’s North American workforce, the Company does not believe that this level of adjustment or the results of its negotiations will place it at a competitive financial or operational disadvantage.

        On April 30, 2004, one of the Company’s helicopters operating in Alaska was involved in an accident that resulted in one fatality. The cause of the accident is still under investigation by the Company and the National Transportation and Safety Board. On July 26, 2004, one of the Company’s helicopters operated by its affiliate, Pan African Airlines Nigeria, Ltd., crashed in the Gulf of Guinea, offshore Nigeria resulting in four fatalities. The cause of the accident is under investigation by the Company, the Nigerian Civil Aviation Authority and the National Transportation and Safety Board. The Company maintains insurance coverage for such situations and believes that its coverage is adequate for any claims that may result.

        FBS Limited (“FBS”), a 50% owned company of Bristow, purchased and specially modified 47 aircraft dedicated to conducting training activities for all branches of the British military under a fifteen year contract valued at approximately £500 million over the full term. Bristow and its partner have given joint and several guarantees of up to £15.0 million ($27.6 million) related to the performance of this contract. Bristow has also guaranteed repayment of up to £10 million ($18.4 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above.

        In July 2003, the Company sold six aircraft, at cost, to Rotorwing Leasing Resources (“RLR”), a 49% owned company. RLR financed 90% of the purchase price of these aircraft through a five year term loan (the RLR Note). The RLR Note is secured by the six aircraft. The Company guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the Company gave the bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require the Company to purchase the RLR Note from the bank. The Company simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to the Company, the other shareholder will be required to purchase 51% of the RLR Note from the Company. As of September 30, 2004 a liability of $1.0 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

NOTE D – Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net Income	$18,036	$8,500	$31,006	$16,768
Other Comprehensive Income:
Currency translation adjustment	(290)	1,568	(4,009)	12,232

Comprehensive Income	$17,746	$10,068	$26,997	$29,000

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

NOTE F – Pension Plan

        The following table provides a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Service cost for benefits earned during the period	$73	$1,313	$145	$2,626
Interest cost of PBO	5,107	4,445	10,179	8,890
Expected return on assets	(4,743)	(4,007)	(9,453)	(8,014)
Amortization of Unrecognized Plan Amendment Effects	--	(457)	--	(914)
Amortization of Unrecognized Experience Losses	839	2,305	1,672	4,610

Net periodic pension cost	$1,276	$3,599	$2,543	$7,198

NOTE G – Restructuring Charges

        In October 2003, the Company announced that Bristow had begun a restructuring of its United Kingdom based operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable it to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, Bristow reduced staffing levels by approximately 100 positions, or 11% of its United Kingdom workforce, over a nine-month period ending on September 30, 2004. For the three and six months ended September 30, 2004, Bristow incurred approximately £0.2 million ($0.3 million) and £0.4 million ($0.6 million), respectively, in severance costs that are included in general and administrative expense in the accompanying consolidated statement of income and are allocated to Corporate. Bristow has incurred to date approximately £2.2 million ($4.0 million) in severance costs and approximately £0.3 million ($0.6 million) in other restructuring costs. No additional costs are expected to be incurred for the restructuring program.

        In June 2004, Bristow notified its employees that it had been unable to reach an agreement to transfer the technical services operations into one of its existing joint ventures, but that it was still exploring the possible transfer of certain of its contracts within the Technical Services business unit to the joint venture. Additionally, the remaining operations of Technical Services in the United Kingdom will be downsized by ceasing to perform certain types of third party work that has generated lower than expected financial results for the last two years. As a result of the downsizing, Bristow will reduce staffing levels by an additional 80 positions in the Technical Services business unit over a six-month period, ending on December 31, 2004. For the three month period ended September 30, 2004, Bristow had a net reduction in severance costs of approximately £0.1 million ($0.2 million) due to a revision to the downsizing plan. This amount is included in general and administrative expense in the consolidated statement of income and has been allocated to the Helicopter Activities segment, specifically the Technical Services business unit. For the six month period ended September 30, 2004, Bristow has incurred approximately £1.6 million ($2.9 million) in severance costs and approximately £80,000 ($145,000) in other related costs. Approximately £1.3 million ($2.4 million) and £0.3 million ($0.5 million) of costs incurred to date are included in Direct Cost and General and Administrative expense, respectively, in the consolidated statement of income and have been allocated to the Helicopter Activities segment, specifically the Technical Services business unit.

        The balance of the accrued restructuring charges recorded in connection with the restructuring and downsizing of Bristow’s United Kingdom based operations at September 30, 2004 was as follows:

	Employee Severance And Other Related Benefits	Other Restructuring Costs	Total
	(in thousands)
Restructuring Costs, incurred to date	$6,792	$734	$7,526
Cash payments	(5,221)	(634)	(5,855)

Accrual balance at September 30, 2004	$1,571	$100	$1,671

        The balance is expected to be paid in the next two quarters.

NOTE H – Acquisition

        On July 15, 2004, Bristow purchased a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and simultaneously, through two 51% owned companies of Bristow, purchased two large twin-engine helicopters and two fixed-wing aircraft, all for $10.7 million. The acquisition was accounted for under the purchase method and the results of the Russian helicopter company from the date of acquisition are included in the consolidated results. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. Included in the debt assumed is $1.8 million due to a company that is affiliated with the other shareholders of Aviashelf. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. No goodwill was recorded. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statements of income.

NOTE I – Segment Information

        The Company operates principally in two business segments: Helicopter Activities and Production Management Services. The following shows reportable segment information for the three and six months ended September 30, 2004 and 2003, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Segment operating revenue from external customers:
Helicopter Activities:
North American Operations	$38,053	$38,800	$74,967	$72,936
North Sea Operations	47,866	40,103	89,000	80,910
International Operations	53,087	41,634	101,473	83,129
Technical Services	6,004	6,491	11,878	12,032

Total Helicopter Activities	145,010	127,028	277,318	249,007
Production Management Services	14,613	12,001	28,289	23,656

Total segment operating revenue	$159,623	$139,029	$305,607	$272,663

Intersegment operating revenue:
Helicopter activities:
North American Operations	$4,920	$3,884	$9,837	$7,573
North Sea Operations	4,383	3,665	8,571	7,841
International Operations	236	229	706	468
Technical Services	2,600	2,776	6,354	4,048

Total Helicopter Activities	12,139	10,554	25,468	19,930
Production Management Services	17	17	32	35

Total intersegment operating revenue	$12,156	$10,571	$25,500	$19,965

Consolidated operating revenue reconciliation:
Helicopter activities:
North American Operations	$42,973	$42,684	$84,804	$80,509
North Sea Operations	52,249	43,768	97,571	88,751
International Operations	53,323	41,863	102,179	83,597
Technical Services	8,604	9,267	18,232	16,080

Total Helicopter Activities	157,149	137,582	302,786	268,937
Production Management Services	14,630	12,018	28,321	23,691
Corporate	1,335	3,068	5,118	5,951
Intersegment eliminations	(14,390)	(13,239)	(30,119)	(25,257)

Total consolidated operating revenue	$158,724	$139,429	$306,106	$273,322

Consolidated operating income reconciliation:
Helicopter activities:
North American Operations	$7,083	$9,754	$14,704	$13,559
North Sea Operations	10,018	3,319	16,378	8,698
International Operations	8,072	5,351	15,273	11,751
Technical Services	26	128	(2,748)	272

Total Helicopter Activities	25,199	18,552	43,607	34,280
Production Management Services	1,002	780	1,766	1,403
Gain on disposal of assets	3,558	1,374	6,156	2,231
Corporate	(3,416)	(685)	(4,645)	(1,420)

Total consolidated operating income	$26,343	$20,021	$46,884	$36,494

NOTE J — Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $230 million 6 1/8% Notes due 2013, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). On March 31, 2004, Airlog International Ltd., one of the Company’s wholly-owned subsidiaries exceeded the threshold for the determination of a significant subsidiary as defined in the $230 million 6 1/8% Note Agreement. Therefore, this subsidiary executed a Supplemental Indenture and its financial information is reflected in Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet as of September 30, 2004 and the Supplemental Condensed Consolidating Statement of Income and Supplemental Condensed Consolidating Statement of Cash Flows for the six months ended September 30, 2004. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE J – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Balance Sheet
September 30, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$29,913	$7,462	$96,882	$--	$134,257
Accounts receivable	11,604	45,161	88,998	(15,121)	130,642
Inventories	--	72,249	66,311	--	138,560
Prepaid expenses	219	2,519	11,741	--	14,479

Total current assets	41,736	127,391	263,932	(15,121)	417,938
Intercompany investment	282,248	1,046	--	(283,294)	--
Investments in unconsolidated affiliates .	789	2,961	25,404	--	29,154
Intercompany notes receivable	507,387	--	10,962	(518,349)	--
Property and equipment--at cost:
Land and buildings	135	19,220	8,391	--	27,746
Aircraft and equipment	1,468	314,198	477,251	--	792,917

	1,603	333,418	485,642	--	820,663
Less: Accumulated depreciation
and amortization	(1,394)	(97,852)	(142,829)	--	(242,075)

	209	235,566	342,813	--	578,588
Goodwill	--	18,594	8,119	111	26,824
Other assets	6,386	123	34,522	--	41,031

	$838,755	$385,681	$685,752	$(816,653)	$1,093,535

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$235	$7,913	$30,474	$(4,371)	$34,251
Accrued liabilities	9,699	20,918	38,197	(3,829)	64,985
Deferred taxes	660	--	--	--	660
Current maturities of long-term debt	--	--	5,426	--	5,426

Total current liabilities	10,594	28,831	74,097	(8,200)	105,322
Long-term debt, less current maturities	230,000	--	28,216	--	258,216
Intercompany notes payable	10,612	86,011	421,726	(518,349)	--
Other liabilities and deferred credits	1,853	3,141	140,631	--	145,625
Deferred taxes	13,448	59,978	26,627	(6,921)	93,132
Minority interest	1,995	--	2,530	--	4,525
Stockholders' investment:
Common stock	232	4,062	22,037	(26,099)	232
Additional paid in capital	154,978	51,170	13,476	(64,646)	154,978
Retained earnings	383,609	152,488	57,184	(209,673)	383,608
Accumulated other comprehensive
income (loss)	31,434	--	(100,772)	17,235	(52,103)

	570,253	207,720	(8,075)	(283,183)	486,715

	$838,755	$385,681	$685,752	$(816,653)	$1,093,535

NOTE J – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Gross revenue:
Operating revenue	$423	$125,341	$180,342	$--	$306,106
Intercompany revenue	--	1,750	1,371	(3,121)	--
Gain on disposal of assets	--	1,572	4,584	--	6,156

	423	128,663	186,297	(3,121)	312,262
Operating expense:
Direct cost	--	90,650	131,689	--	222,339
Intercompany expense	--	1,371	1,434	(2,805)	--
Depreciation and amortization	62	7,335	13,633	--	21,030
General and administrative	5,376	5,922	11,027	(316)	22,009

	5,438	105,278	157,783	(3,121)	265,378

Operating income	(5,015)	23,385	28,514	--	46,884
Earnings from unconsolidated affiliates, net	22,865	1,195	2,831	(22,970)	3,921
Interest income	24,286	28	1,614	(24,745)	1,183
Interest expense	7,487	146	25,026	(24,745)	7,914
Other income (expense), net	(14)	17	558	--	561

Income before provision for income
Taxes and minority interest	34,635	24,479	8,491	(22,970)	44,635
Allocation of consolidated income taxes	3,500	7,344	2,547	--	13,391
Minority interest	(129)	--	(109)	--	(238)

Net income	$31,006	$17,135	$5,835	$(22,970)	$31,006

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$5,638	$24,792	$42,885	$(25,833)	$47,482

Cash flows from investing activities:
Capital expenditures	(89)	(27,873)	(1,917)	251	(29,628)
Proceeds from asset dispositions	8,011	10,651	12,079	(251)	30,490
Acquisition, net of cash received	--	--	(1,986)	--	(1,986)
Investments	--	--	(233)	--	(233)

Net cash provided by (used in)
investing activities	7,922	(17,222)	7,943	--	(1,357)

Cash flows from financing activities:
Proceeds from intercompany borrowings	--	--	569	(569)	--
Repayment of debt	--	--	(687)	--	(687)
Repayment of intercompany debt	(18,402)	(8,000)	--	26,402	--
Re-purchase of shares from minority
interests	(7,389)	--	--	--	(7,389)
Issuance of common stock	11,038	--	--	--	11,038

Net cash provided by (used in) financing
activities	(14,753)	(8,000)	(118)	25,833	2,962

Effect of exchange rate changes in cash	--	--	(509)	--	(509)

Net increase (decrease) in cash and
cash equivalents	(1,193)	(430)	50,201	--	48,578
Cash and cash equivalents
at beginning of period	31,106	7,892	46,681	--	85,679

Cash and cash equivalents
at end of period	$29,913	$7,462	$96,882	$--	$134,257

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Balance Sheet
March 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,106	$5,990	$48,583	$--	$85,679
Accounts receivable	8,135	38,804	84,648	(10,441)	121,146
Inventories	--	68,807	64,117	149	133,073
Prepaid expenses and other	302	4,161	6,411	--	10,874

Total current assets	39,543	117,762	203,759	(10,292)	350,772
Intercompany investment	259,179	--	--	(259,179)	--
Investments in unconsolidated affiliates .	894	--	38,035	--	38,929
Intercompany notes receivable	507,001	--	25,688	(532,689)	--
Property and equipment--at cost:
Land and buildings	135	17,689	8,770	--	26,594
Aircraft and equipment	1,464	294,910	501,409	--	797,783

	1,599	312,599	510,179	--	824,377
Less: Accumulated depreciation
and amortization	(1,410)	(95,629)	(141,682)	--	(238,721)

	189	216,970	368,497	--	585,656
Goodwill	--	13,839	12,879	111	26,829
Other assets	6,255	119	36,343	--	42,717

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$333	$7,191	$23,532	$(3,617)	$27,439
Accrued liabilities	6,990	12,521	52,570	(6,824)	65,257
Deferred taxes	1,802	--	--	--	1,802
Current maturities of long-term debt	--	--	4,417	--	4,417

Total current liabilities	9,125	19,712	80,519	(10,441)	98,915
Long-term debt, less current maturities	230,000	--	21,117	--	251,117
Intercompany notes payable	24,576	88,941	419,172	(532,689)	--
Other liabilities and deferred credits	1,271	3,130	142,925	--	147,326
Deferred taxes	8,583	56,468	26,991	--	92,042
Minority interest	9,385	--	--	--	9,385
Stockholders' investment:
Common stock	226	4,062	22,828	(26,890)	226
Additional paid in capital	141,384	51,168	13,475	(64,643)	141,384
Retained earnings	352,454	125,209	62,318	(187,379)	352,602
Accumulated other comprehensive
income (loss)	36,057	--	(104,144)	19,993	(48,094)

	530,121	180,439	(5,523)	(258,919)	446,118

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$396	$96,593	$176,333	$--	$273,322
Intercompany revenue	--	5,621	1,004	(6,625)	--
Gain on disposal of assets	--	229	2,002	--	2,231

	396	102,443	179,339	(6,625)	275,553
Operating expense:
Direct cost	--	74,921	127,752	--	202,673
Intercompany expense	8	996	5,140	(6,144)	--
Depreciation and amortization	118	6,300	12,881	--	19,299
General and administrative	3,215	4,907	9,446	(481)	17,087

	3,341	87,124	155,219	(6,625)	239,059

Operating income	(2,945)	15,319	24,120	--	36,494
Earnings from unconsolidated affiliates, net	15,976	--	4,950	(15,976)	4,950
Interest income	20,651	7	940	(20,550)	1,048
Interest expense	8,580	--	20,925	(20,550)	8,955
Loss on extinguishment of debt	(6,205)	--	--	--	(6,205)
Other income (expense), net	(306)	(7)	(1,581)	--	(1,894)

Income before provision for income
taxes and minority interest	18,591	15,319	7,504	(15,976)	25,438
Allocation of consolidated income taxes	784	4,595	2,252	--	7,631
Minority interest	(1,039)	--	--	--	(1,039)

Net income	$16,768	$10,724	$5,252	$(15,976)	$16,768

NOTE J – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(16,062)	$40,425	$19,493	$(3,728)	$40,128

Cash flows from investing activities:
Capital expenditures	(9)	(40,363)	(2,181)	--	(42,553)
Proceeds from asset dispositions	--	522	2,828	--	3,350
Assets purchased on behalf of affiliates .	(17,869)	(6,217)	(11,308)	--	(35,394)
Proceeds from sale of assets to affiliates	17,869	6,217	11,308	--	35,394
Investments	--	--	(1,729)	--	(1,729)

Net cash provided by (used in)
investing activities	(9)	(39,841)	(1,082)	--	(40,932)

Cash flows from financing activities:
Proceeds from borrowings	242,981	--	50	(50)	242,981
Repayment of debt and payment of debt
redemption premiums	(231,289)	--	(880)	3,778	(228,391)
Issuance of common stock	50	--	--	--	50

Net cash provided by (used in) financing
activities	11,742	--	(830)	3,728	14,640

Effect of exchange rate changes in cash	--	--	2,266	--	2,266

Net increase (decrease) in cash and
cash equivalents	(4,329)	584	19,847	--	16,102
Cash and cash equivalents
at beginning of period	15,782	2,213	38,805	--	56,800

Cash and cash equivalents
at end of period	$11,453	$2,797	$58,652	$--	$72,902

Report of Independent Registrant Public Accounting Firm

The Board of Directors and Shareholders
Offshore Logistics:

We have reviewed the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of September 30, 2004, the related consolidated statements of income for the three-month and six-month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the six-month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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
October 22, 2004

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

Overview

        We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the Gulf of Mexico.

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

        A summary of operating results and other income statement information for the applicable periods is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Operating revenue	$158,724	$139,429	$306,106	$273,322
Gain on disposal of assets	3,558	1,374	6,156	2,231
Operating expenses	(135,939)	(120,782)	(265,378)	(239,059)

Operating income	26,343	20,021	46,884	36,494
Earnings from unconsolidated affiliates, net	2,401	3,047	3,921	4,950
Interest income (expense), net	(3,238)	(4,346)	(6,731)	(7,907)
Loss on extinguishment of debt	--	(6,205)	--	(6,205)
Other income (expense), net	473	380	561	(1,894)

Income before provision for income taxes
and minority interest	25,979	12,897	44,635	25,438
Provision for income taxes	7,794	3,868	13,391	7,631
Minority interest	(149)	(529)	(238)	(1,039)

Net income	$18,036	$8,500	$31,006	$16,768

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

1.

Declare a Release, which would start a 30-day “cooling-off period.” Negotiations may continue during the “cooling-off period.” If the dispute remains unresolved after the “cooling-off period,” then both parties would be released from negotiations and could seek “self help”. When “self help” is available the pilots could then engage in a work action that could take a variety of forms including a work stoppage. We have contingency plans in place to respond to these scenarios and believe we will be able to continue operations with limited or no disruption in services. However, no assurances can be given that these plans will be effective. We cannot reasonably estimate the financial impact of a work stoppage, should one occur, on our results of operations; or

2.	The NMB can continue negotiations for extended periods of time (in some instances for several years) until one or both of the parties change their demands and reach an agreement.

        In March 2004 we petitioned the NMB for a release due to lack of progress in negotiations. The NMB declined this request after input from the Union and instructed the parties that negotiations should continue. The negotiations did continue and some progress was made; however, on August 2, 2004, the Union petitioned the NMB for a Release. The NMB declined this request after input from us and instructed the parties that negotiations will resume the week of November 3, 2004 in Lafayette, Louisiana.

        Based on our latest proposals made to the union, base salary expense would increase by approximately 13% annually.  Given that the pilot group represents only 33% of our North American workforce, we do not believe that this level of adjustment or the results of our negotiations will place us at a competitive financial or operational disadvantage.

        Demand for our helicopter services in the North Sea in support of oil and gas production (excluding Search and Rescue and Norway) has declined in the current fiscal year as evidenced by a 7.5% decrease in flight hours for the six months ended September 30, 2004 compared to the six months ended September 30, 2003. We are not aware of any changes in market conditions that would reverse this downward trend. Therefore, the demand for our helicopter services in the North Sea in support of oil and gas production may continue to decline in forthcoming quarters.

        In October 2003, the restructuring of Bristow’s North Sea Operations was announced. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable Bristow to remain competitive in the North Sea offshore helicopter market. As part of the restructuring program, Bristow reduced staffing levels by approximately 100 positions, or 11%, of our United Kingdom workforce over a nine-month period, ending on September 30, 2004. Bristow has incurred approximately £2.5 million ($4.6 million) in severance and other restructuring costs. The reductions will generate approximately £3.5 million ($6.4 million) in savings during fiscal 2005, on an annualized basis, primarily from decreased salary costs.

        In June 2004, Bristow notified its employees that it had been unable to reach an agreement to transfer the technical services operations into an existing joint venture, but that the possible transfer of certain contracts within the technical services business unit to the joint venture was still being explored. Additionally, the remaining operations of technical services in the United Kingdom will be downsized by ceasing to perform certain types of third party work that has generated poor financial results for the last two years. As a result of the downsizing, Bristow will reduce staffing levels by an additional 80 positions in the technical services business unit over a six-month period, ending on December 31, 2004. Approximately £1.6 million ($2.9 million) in severance costs and approximately £80,000 ($145,000) in other related costs have been incurred as of September 30, 2004. The reductions will generate savings from decreased salary costs which will be offset by reduced third party revenue from this business unit.

        In November 2003, our 49%-owned Mexican affiliate was unsuccessful in renewing a contract for seven aircraft contracted to PEMEX that expired September 30, 2004. Subsequently that affiliate was awarded a five month contract for five of the seven aircraft mentioned above beginning October 1, 2004. We expect a new tender process in late 2004 that will give us the opportunity to extend these five aircraft for a five year term. We are optimistic that we will be successful in this tender process. Alternatively, we believe these aircraft can be redeployed to other international markets in a reasonable time period.

        In conjunction with our previously announced fleet and facilities renewal and refurbishment program, we changed the residual value estimate of certain aircraft and the useful lives estimate of certain aircraft, effective July 1, 2003. This more closely reflects the actual salvage values realized and useful lives experienced by us. The effect of this change was a reduction in depreciation expense of $1.0 million, $0.7 million net of tax, for the quarter ended June 30, 2004.

        On July 15, 2004, Bristow purchased a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and simultaneously, through two 51% owned companies of Bristow, purchased two large twin-engine helicopters and two fixed-wing aircraft, all for $10.7 million. The acquisition was accounted for under the purchase method and the results of the Russian helicopter company from the date of acquisition are included in the consolidated results. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. No goodwill was recorded. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to our consolidated statements of income.

General

         We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

     •   North American Operations;
     •   North Sea Operations;
     •   International Operations; and
     •   Technical Services.

        For the six months ended September 30, 2004, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 25%, 29%, 33%, and 4%, respectively, of our operating revenue. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the six months ended September 30, 2004.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except flight hours)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	32,606	34,147	64,424	65,025
North Sea Operations	11,071	11,742	21,314	23,143
International Operations	23,866	22,311	46,815	43,218
Technical Services	614	544	1,128	757

Total	68,157	68,744	133,681	132,143

Operating revenue:
Helicopter Activities:
North American Operations	$42,973	$42,684	$84,804	$80,509
North Sea Operations	52,249	43,768	97,571	88,751
International Operations	53,323	41,863	102,179	83,597
Technical Services	8,604	9,267	18,232	16,080
Less: Intercompany	(10,015)	(8,858)	(21,330)	(16,493)

Total	147,134	128,724	281,456	252,444
Production Management Services	14,630	12,018	28,321	23,691
Corporate	1,335	3,068	5,118	5,951
Less: Intersegment	(4,375)	(4,381)	(8,789)	(8,764)

Consolidated total	$158,724	$139,429	$306,106	$273,322

Operating income:
Helicopter Activities:
North American Operations	$7,083	$9,754	$14,704	$13,559
North Sea Operations	10,018	3,319	16,378	8,698
International Operations	8,072	5,351	15,273	11,751
Technical Services	26	128	(2,748)	272

Total	25,199	18,552	43,607	34,280
Production Management Services	1,002	780	1,766	1,403
Corporate	(3,416)	(685)	(4,645)	(1,420)
Gain on disposal of assets	3,558	1,374	6,156	2,231

Consolidated total	$26,343	$20,021	$46,884	$36,494

Operating margin:
Helicopter Activities:
North American Operations	16.5%	22.9%	17.3%	16.8%
North Sea Operations	19.2%	7.6%	16.8%	9.8%
International Operations	15.1%	12.8%	14.9%	14.1%
Technical Services	0.3%	1.4%	(15.1)%	1.7%
Total	17.1%	14.4%	15.5%	13.6%
Production Management Services	6.8%	6.5%	6.2%	5.9%
Consolidated total	16.6%	14.4%	15.3%	13.4%

Quarter ended September 30, 2004 compared to Quarter ended September 30, 2003

      Consolidated Results

        During the quarter ended September 30, 2004, our operating revenue increased to $158.7 million from $139.4 million for the quarter ended September 30, 2003. The increase in operating revenue was evidenced in both our Helicopter Activities segment and our Production Management Services segment. Our operating expense for the quarter ended September 30, 2004 increased to $135.9 million from $120.8 million for the comparable prior year quarter. The increase was primarily a result of higher labor and maintenance costs. As a result of the higher revenue, our operating income and operating margin for the quarter ended September 30, 2004 increased to $26.3 million and 16.6%, respectively, compared to $20.0 million and 14.4%, respectively, for the quarter ended September 30, 2003.

        The prior year quarter included $6.2 million in loss on extinguishment of debt representing redemption premiums and unamortized debt issuance costs relating to $190.9 million of debt redeemed in July 2003. The loss on extinguishment of debt in the prior year quarter and the higher operating revenue in the current quarter resulted in the increase in net income for the quarter ended September 30, 2003 from $8.5 million to $18.0 million for the three months ended September 30, 2004. Set forth below is a discussion of the results of operations of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities increased to $147.1 million during the three months ended September 30, 2004 from $128.7 million for the prior year comparable quarter while operating expenses increased to $121.9 million from $110.2 million. This resulted in an operating margin of 17.1% as compared to 14.4% in the similar quarter in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations remained relatively constant during the current quarter from the similar quarter in the prior year while flight activity decreased by 4.5%. Operating revenue did not decrease at the same rate as flight hours due in part to the full effect in the current quarter of a 7% rate increase for the Gulf of Mexico that was phased-in throughout fiscal 2004 and an increase in ad hoc flights for hurricane evacuations for the three months ended September 30, 2004.

        Operating expense from our North American Operations increased to $35.9 million for the three months ended September 30, 2004 from $32.9 million for the three months ended September 30, 2003. The increase was primarily in salary costs and depreciation expense.

        Our operating margin in our North American Operations decreased to 16.5% for the three months ended September 30, 2004 from 22.9% for the three months ended September 30, 2003 primarily due to the higher operating expense discussed above.

        North Sea Operations. Operating revenue from North Sea Operations increased for the three months ended September 30, 2004 to $52.2 million, or 19.4%, from $43.8 million for the three months ended September 30, 2003. Excluding foreign exchange effects, revenue from these operations increased by only 5.7%. This increase despite reduced activity as reflected by the reduction in flight hours of 5.7% between the current fiscal quarter and the prior year fiscal quarter was due to rate adjustments with certain customers of £1.2 million ($2.2 million).

        Operating expenses from North Sea Operations, excluding foreign exchange effects, decreased by 7.6%. This decrease was primarily in salary costs due to the restructuring of the North Sea Operations and the amendment of the pension plan. The operating margin in North Sea Operations increased to 19.2% from 7.6% between the current fiscal quarter and the prior year fiscal quarter.

        International Operations. Operating revenue from International Operations increased in the quarter ended September 30, 2004 to $53.3 million, or 27.4%, from $41.9 million in the quarter ended September 30, 2003 primarily as a result of a 7.0% increase in flight activity. Increases were primarily noted in Australia, Nigeria and Trinidad.

        In Australia, flight activity and operating revenue for the three months ended September 30, 2004 increased by 21.2% and 43.8%, respectively, from the three months ended September 30, 2003. The increase in flight activity and revenue was primarily due to a 15 month contract that commenced in July 2004 and higher ad hoc flying during the current quarter.

        In Nigeria, flight activity and operating revenue for the quarter ended September 30, 2004 increased 14.8% and 31.3%, respectively, over the quarter ended September 30, 2003. The increase is primarily due to the addition of two medium aircraft in November 2003 and two large and one medium aircraft in April 2004. These additional aircraft accounted for 882 flight hours and $5.2 million in operating revenue for the three months ended September 30, 2004.

        In Trinidad, flight activity and operating revenue for the quarter ended September 30, 2004 increased by 13.6% and 28.8%, respectively, over the same quarter in the prior year. The increase in operating revenue was primarily due to a rate increase that went into effect in November 2003 and to an increase in activity for the three months ended September 30, 2004.

        Operating expenses for our International Operations increased in the quarter ended September 30, 2004 to $45.3 million, or 23.9%, from $36.5 million in the quarter ended September 30, 2003. The increase was primarily due to higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations increased to 15.1% in the current quarter from 12.8% in the prior year quarter.

        Technical Services. Operating revenue for Technical Services decreased to $8.6 million during the current quarter from $9.3 million for the similar quarter in the prior year primarily due to a reduction in work performed for external customers in accordance with the downsizing plan for this business unit. Operating expenses decreased from $9.1 million for the quarter ended September 30, 2003 to $8.6 million for the quarter ended September 30, 2004. The decrease in operating expenses is primarily due to the decreased cost of sales related to decreased revenue. As a result of the lower operating revenue, our operating margin for Technical Services decreased to 0.3% in the current quarter from 1.4% in the prior year comparable quarter.

       Production Management Services

        Operating revenue from the Production Management Services segment increased to $14.6 million during the three months ended September 30, 2004, as compared to $12.0 million for the similar period in the prior year primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $13.6 million for the quarter ended September 30, 2004 from $11.2 million for the quarter ended September 30, 2003, primarily due to higher labor and transportation costs. As a result of the higher revenue, our operating margin increased to 6.8% from 6.5% in the similar quarter in the prior year.

       General and Administrative Costs

        Consolidated general and administrative costs increased by $1.9 million for the quarter ended September 30, 2004 primarily due to higher compensation expense and higher professional fees. Professional fees in the quarter ended September 30, 2004 included fees incurred in connection with an executive search, Sarbanes Oxley compliance initiatives and other projects requiring consulting services.

       Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased in the quarter ended September 30, 2004 by $0.6 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Mexico.

       Interest Expense

        Interest expense for the three months ended September 30, 2004 decreased by $1.0 million from the three months ended September 30, 2003. This decrease is due to interest expense on the $230.0 million 6 1/8% Senior Notes and interest expense on the 6% Convertible Subordinated Notes and on the 7 7/8% Senior Notes for one month. The proceeds from the $230.0 million 6 1/8% Senior Notes were received in June 2003. However, the 7 7/8% Senior Notes and the 6% Convertible Notes were not redeemed until July 29, 2003.

        Loss on extinguishment of debt

        A loss on extinguishment of debt of $6.2 million was recognized in the second quarter of fiscal 2004 related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to the payment of redemption premiums and $1.5 million pertains to the write-off of unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes.

        Other Income (Expense)

        Other income, net, for the quarter ended September 30, 2004 was $0.5 million compared to $0.4 million for the quarter ended September 30, 2003 and primarily represents foreign currency transaction gain (losses). These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British Pound Sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Six months ended September 30, 2004 compared to Six months ended September 30, 2003

      Consolidated Results

        Our operating revenue increased to $306.1 million for the six months ended September 30, 2004 from $273.3 million for the six months ended September 30, 2003. The increase in operating revenue was noted in both our Helicopter Activities segment and our Production Management Services segment. Our operating expense for the six months ended September 30, 2004 increased to $265.4 million from $239.1 million for the comparable prior year six months. The increase was primarily a result of higher labor costs and higher cost of sales associated with the Technical Services business unit. As a result of the higher revenue, our operating income and operating margin for the six months ended September 30, 2004 increased to $46.9 million and 15.3%, respectively, compared to $36.5 million and 13.4%, respectively, for the six months ended September 30, 2003.

        Net income for the six months ended September 30, 2004 of $31.0 million represents a $14.2 million increase from the prior year comparable six months. This increase primarily resulted from higher operating income, a decrease in other expense resulting from lower foreign exchange losses in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 and the $6.2 million loss on extinguishment of debt charged to expense during the six months ended September 30, 2003. Set forth below is a discussion of the results of operations of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities increased to $281.5 million during the six months ended September 30, 2004 from $252.4 million for the prior year comparable six months while operating expenses increased to $237.8 million from $218.2 million. This resulted in an operating margin of 15.5% as compared to 13.6% in the similar six months in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 5.3% during the current six months from the similar six months in the prior year while flight activity decreased by 1.0%. Operating revenue increased despite a decrease in flight hours due to the full effect in the current six months of a 7% rate increase for the Gulf of Mexico that was phased-in throughout fiscal 2004 and to an increase in ad hoc flights for hurricane evacuations for the second quarter of fiscal 2005.

        Operating expense from our North American Operations increased to $70.1 million for the six months ended September 30, 2004 from $67.0 million for the six months ended September 30, 2003. Excluding the effect of the change in salvage value and useful lives on certain aircraft types on depreciation expense, operating expenses for the six months would have been $70.9 million. The increase in operating expenses was primarily in salary costs and depreciation expense.

        Our operating margin in our North American Operations increased to 17.3% for the six months ended September 30, 2004 from 16.8% for the six months ended September 30, 2003 primarily due to the higher revenue discussed above.

        North Sea Operations. Operating revenue from North Sea Operations increased for the six months ended September 30, 2004 to $97.6 million, or 9.9%, from $88.8 million for the six months ended September 30, 2003. Excluding foreign exchange effects, revenue from these operations actually decreased by 2.1%. This decrease relates to reduced activity as reflected by the reduction in flight hours of 7.9% between the current fiscal six months and the prior year fiscal six months. Revenue did not decrease at the same rate as flight hours due to rate adjustments with certain customers of £1.2 million ($2.2 million).

        Operating expenses from North Sea Operations, excluding foreign exchange effects, decreased by 9.7%. This decrease was primarily in salary costs due to the restructuring of the North Sea Operations and the amendment of the pension plan and in maintenance costs due to a refund of approximately £0.6 million ($1.1 million). The refund related to contractual payments made to repair and maintenance service providers for an aircraft that was subsequently disposed of in April 2004. The operating margin in North Sea Operations increased to 16.8% from 9.8% between the current fiscal six months and the prior year fiscal six months.

        International Operations. Operating revenue from International Operations increased in the six months ended September 30, 2004 to $102.2 million, or 22.2%, from $83.6 million in the six months ended September 30, 2003 primarily as a result of an 8.3% increase in flight activity from the prior six months. Increases were primarily noted in Australia, Nigeria and Trinidad.

        Flight activity and operating revenue for Australia increased for the six months ended September 30, 2004 by 5.7% and 24.8%, respectively, from the six months ended September 30, 2003. The increase was primarily due to a 15 month contract that began in July 2004 and higher ad hoc flying for the six months ended September 30, 2004.

        In Nigeria, flight activity and operating revenue for the six months ended September 30, 2004 increased 13.2% and 30.8%, respectively, over the six months ended September 30, 2003. The increase is primarily due to the addition of two medium aircraft in November 2003 and two large and one medium aircraft in April 2004. These additional aircraft accounted for 1,723 flight hours and $10.4 million in operating revenue for the six months ended September 30, 2004.

        In Trinidad, operating revenue for the six months ended September 30, 2004 increased by 24.1% from the six months ended September 30, 2003 while flight activity decreased by 1.7% for the same period. The increase in revenue was primarily due to a rate increase that was effective November 2003 and higher miscellaneous revenue for the six months ended September 30, 2004.

        Operating expenses for our International Operations increased in the six months ended September 30, 2004 to $86.9 million, or 21.0%, from $71.8 million in the six months ended September 30, 2003. The increase was primarily due to higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations increased to 14.9% in the current six months from 14.1% in the prior year six months.

        Technical Services. Operating revenue for Technical Services increased to $18.2 million during the current six months from $16.1 million for the similar six months in the prior year primarily due to additional work performed for the other business units in the current six months. Operating expenses increased from $15.8 million for the six months ended September 30, 2003 to $21.0 million for the six months ended September 30, 2004. The increase in operating expenses is primarily due to the additional cost of sales related to increased revenue and the severance costs of approximately £1.6 million ($2.9 million) recorded in the current fiscal year relating to the downsizing of the technical services operations in the United Kingdom. The downsizing will reduce staffing levels by approximately 80 positions over a six-month period. As a result of the higher operating expenses, our operating margin for Technical Services decreased to (15.1)% in the current six months from 1.7% in the prior year comparable six months.

       Production Management Services

        Operating revenue from the Production Management Services segment increased by 19.5% during the six months ended September 30, 2004, as compared to the similar period in the prior year primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $26.6 million for the six months ended September 30, 2004 from $22.3 million for the six months ended September 30, 2003, primarily due to higher labor and transportation costs. As a result of the higher revenue, our operating margin increased to 6.2% from 5.9% in the similar six months in the prior year.

       General and Administrative Costs

        Consolidated general and administrative costs increased by $4.9 million for the six months ended September 30, 2004 primarily due to restructuring charges for our United Kingdom Operations of $1.1million, an increase in compensation costs and higher professional fees. Professional fees in the six months ended September 30, 2004 included fees incurred in connection with an executive search, Sarbanes Oxley compliance initiatives and other projects requiring consulting services.

       Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased in the six months ended September 30, 2004 by $1.0 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Mexico.

       Interest Expense

        Interest expense for the six months ended September 30, 2004 decreased by $1.0 million from the six months ended September 30, 2003. This decrease is due to interest expense on the $230.0 million 6 1/8% Senior Notes and interest expense on the 6% Convertible Subordinated Notes and on the 7 7/8% Senior Notes for one month. The proceeds from the $230.0 million 6 1/8% Senior Notes were received in June 2003. However, the 7 7/8% Senior Notes and the 6% Convertible Notes were not redeemed until July 29, 2003.

         Loss on extinguishment of debt

        A loss on extinguishment of debt of $6.2 million was recognized in the second quarter of fiscal 2004 related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to the payment of redemption premiums and $1.5 million pertains to the write-off of unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes.

        Other Income (Expense)

        Other income, net, for the six months ended September 30, 2004 was $0.6 million compared to other expense, net, of $1.9 million for the six months ended September 30, 2003 and primarily represents foreign currency transaction gain and losses. These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British Pound Sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea. The weakening of the U.S. dollar against the British Pound in the six months ended September 30, 2003 is the primary reason for the losses in those six months. The British Pound to U.S. dollar exchange rate as of March 31, 2003 was one British Pound = $1.5792 compared to one British Pound = $1.6623 as of September 30, 2003. The strengthening of the U.S. dollar against the British Pound in the six months ended September 30, 2004 is the primary reason for the gain in those six months. The British Pound to U.S. dollar exchange rate as of March 31, 2004 was one British Pound = $1.8402 compared to one British Pound = $1.8101 as of September 30, 2004.

Liquidity and Capital Resources

        Cash and cash equivalents were $134.3 million as of September 30, 2004, a $48.6 million increase from March 31, 2004. Working capital as of September 30, 2004 was $312.6 million, a $60.8 million increase from March 31, 2004. Total debt was $263.6 million as of September 30, 2004.

        As of September 30, 2004, we had a £12 million ($21.7 million) revolving credit facility, of which £6.0 million ($10.9 million) is only available for letters of credit, with a United Kingdom bank that is payable on demand. The revolving credit facility expired on June 30, 2004 and has been extended on a month-to-month basis pending final documentation, which is expected to be finalized by December 31, 2004. We had no amounts drawn under this facility as of September 30, 2004, but did have £1.5 million ($2.7 million) of letters of credit utilized which reduced availability under the line. As of September 30, 2004, we had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2006. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. As of September 30, 2004, we had no amounts drawn under this facility but did have $0.7 million of letters of credit utilized which reduced availability under the line. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

        As of September 30, 2004, we have expended $80.3 million as deposits and progress payments on total purchase commitments of $139.1 million under the November 2002 Fleet and Facilities Renewal and Refurbishment program. During the six months ended September 30, 2004, $22.9 million was spent on deposits and progress payments under this program. Subsequent to September 30, 2004, we made additional payments under this program of $1.0 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

        In March 2004, we entered a purchase agreement with Bell Helicopter Textron Canada Ltd. for a new medium-sized aircraft. The total purchase price for the aircraft is approximately $6.5 million, of which we paid a deposit of $0.3 million in April 2004. The balance of the purchase price will be paid with cash from operations.

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

        In addition, during the six months ended September 30, 2004, we received proceeds of $30.5 million primarily from the disposition of 16 aircraft, which resulted in a gain of $6.2 million. During the six months ended September 30, 2003, we received proceeds of $3.4 million primarily from the disposition of four aircraft, which resulted in a gain of $2.2 million and purchased one small aircraft for $1.0 million and one medium aircraft for $6.1 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

        During January 2004, Bristow reached a settlement with the United Kingdom Inland Revenue regarding the tax treatment for certain aircraft maintenance expenditures. These expenditures are contractual cash payments made to certain repair and maintenance service providers in advance of the actual repair requirement. Historically these expenditures have been deducted for tax purposes as the payments were made, but these expenditures will now be treated as prepayments for United Kingdom income tax purposes to be deducted when the repair or maintenance service actually occurs. This change in treatment was made effective April 1, 2002, and resulted in a cash payment for taxes and interest of £4.0 million ($7.4 million) in fiscal 2004, with a further payment during the first quarter of fiscal 2005 of £4.6 million ($8.3 million). The payment of these taxes will not affect total tax expense on our income statement but will instead be treated as a deferred tax asset to be deducted in the future when the repair and maintenance services are provided.

        As of September 30, 2004, we had recorded on our consolidated balance sheet a $137.7 million pension liability related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require Bristow to make additional cash contributions to the plan. In February 2004, a schedule of contributions was agreed for the defined benefit pension plan in order to comply with the minimum funding rules of the United Kingdom. Those rules require Bristow to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by United Kingdom legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded position of the plan as well as other changes which were made to the plan on February 1, 2004, £5.2 million ($9.6 million) was contributed to the plan in the fourth quarter of fiscal 2004 to reach the 90% funded level, and Bristow agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement.

        In May 2004, we acquired eight million shares of deferred stock (essentially a subordinated class of stock with no voting rights) from Bristow for £1 per share ($14.4 million in total). Bristow used the proceeds to redeem £8 million of its ordinary share capital at par value pro rata from all of its outstanding shareholders, including ourselves. The result of these changes will be to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by $2.4 million on an annual basis.

        In June 2004, Airlog International Ltd., our wholly owned subsidiary, executed a Supplemental Indenture pursuant to which it became a guarantor of our 6 1/8% Notes, as further discussed in Note J to the consolidated financial statements.

        We have the following contractual obligations and commercial commitments as of September 30, 2004:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt	$263,642	$5,426	$28,216	$--	$230,000
Operating Leases	16,484	1,600	5,789	2,761	6,334
Pension Obligation	44,800	4,800	14,400	9,600	16,000
Unconditional Purchase
Obligations	58,759	38,675	20,084	--	--

Total Contractual Cash Obligations	$383,685	$50,501	$68,489	$12,361	$252,334

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Other Commerical Commitments:
Debt Guarantee	$32,457	$--	$--	$14,356	$18,101
Letters of Credit	3,428	1,029	2,399	--	--

Total Commercial Commitments	$35,885	$1,029	$2,399	$14,356	$18,101

Legal Matters

        The United States Environmental Protection Agency, also referred to as EPA, has in the past notified us that we are a potentially responsible party, or PRP, at four former disposal facilities that are on the National Priorities List of contaminated sites. Although we have not obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition, or results of operations.

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

        Our forward-looking statements reflect our views and assumptions on the date of this Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in our 10-K for the fiscal year ended March 31, 2004; those risks cited in our Forms 10-Q and 8-K filed during the current fiscal year; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; that our labor contingency plans are needed and prove inadequate; increased labor costs place us at a financial or operational disadvantage; insurance coverage for accidents proves inadequate; our restructuring of the Technical Services or North Sea Operations do not generate anticipated benefits; and that we are not successful in the tender for our five Mexican aircraft or we are unable to re-deploy our Mexican aircraft.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

        We use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. Most of our revenue and expenses from North Sea Operations are denominated in British Pounds Sterling (“pound”). As of September 30, 2004, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4.   Controls and Procedures

    (a)        Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

    (b)        There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)     The annual meeting of stockholders was held on September 9, 2004.

(c)     Matters voted on at the meeting included:

1.     For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld

Peter N. Buckley	11,809,881	9,291,062
Stephen J. Cannon	19,336,279	1,764,664
Jonathan H. Cartwright	12,035,733	9,065,210
William E. Chiles	19,192,504	1,908,439
David M. Johnson	18,896,723	2,204,220
Kenneth M. Jones	19,196,582	1,904,361
Pierre H. Jungels, CBE	18,898,398	2,202,545
Thomas C. Knudson	19,333,722	1,767,221
Ken C. Tamblyn	19,336,079	1,764,864
Robert W. Waldrup	18,899,623	2,201,320

2.     Proposal to approve the Offshore Logistics, Inc. 2004 Stock Incentive Plan. The results were as follows:

For	Against	Abstain
15,444,146	4,150,636	12,684

Item 6.    Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number               Description of Exhibit

3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company's Form 10-K for the fiscal year ended September 30, 1989), and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company's Form 10-K for the fiscal year ended September 30, 1990), and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company's Form 8-K filed in December 1992), and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company's Form 8-K filed in February 1996), and incorporated herein by reference.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company's Form 10-K for the fiscal year ended September 30, 1996), and incorporated herein by reference.

10.1	Offshore Logistics, Inc. 2004 Stock Incentive Plan. Furnished herewith.

10.2	Separation Agreement between Bristow Aviation Holdings, Ltd. and Keith Chanter dated September 1, 2004 (filed as Exhibit 10(1) to the Company's Form 8-K filed on September 7, 2004) and incorporated herein by reference.

15.1	Letter from KPMG LLP dated November 4, 2004, regarding unaudited interim financial information. Furnished herewith.

31.1	Certification by President and Chief Executive Officer. Furnished herewith.

31.2	Certification by Chief Financial Officer. Furnished herewith.

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.

By: /s/ H. Eddy Dupuis
——————————————
H. Eddy Dupuis
Vice President - Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

DATE: November 4, 2004

EXHIBIT 10.1

Offshore Logistics, Inc.
2004 STOCK INCENTIVE PLAN

SECTION 1.      Purpose; Definitions

        The purpose of this Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and/or consultants and to provide the Company and its Subsidiaries and Affiliates with a stock plan providing incentives directly linked to shareholder value. Certain terms used herein have definitions given to them in the first place in which they are used. In addition, for purposes of this Plan, the following terms are defined as set forth below:

        (a)     “Affiliate” means a corporation or other entity controlled by, controlling or under common control with, the Company.

        (b)     “Applicable Exchange” means the New York Stock Exchange or such other securities exchange as may at the applicable time be the principal market for the Common Stock.

        (c)     “Award” means an Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, or other stock-based award granted pursuant to the terms of this Plan.

        (d)     “Award Agreement” means a written document or agreement setting forth the terms and conditions of a specific Award.

        (e)     “Board” means the Board of Directors of the Company.

        (f)     “Cause” means, unless otherwise provided in an Award Agreement, (i) “Cause” as defined in any Individual Agreement to which the applicable Participant is a party, or (ii) if there is no such Individual Agreement or if it does not define Cause: (A) indictment or formal charge of the Participant for, or plea of guilty or nolo contendere to, a felony, or a misdemeanor involving moral turpitude; provided that any indictment or formal charge of a Participant outside the United States shall not de deemed “Cause” unless and until such foreign indictment or formal charge results in the Participant’s conviction for such offense, (B) dishonesty in the course of fulfilling the Participant’s employment duties, (C) willful and deliberate failure on the part of the Participant to perform such Participant’s employment duties in any material respect, or (D) before a Change in Control, such other events as shall be determined by the Committee and set forth in a Participant’s Award Agreement. Notwithstanding the general rule of Section 3(b), following a Change in Control, any determination by the Committee as to whether “Cause” exists shall be subject to de novo review by a court of competent jurisdiction.

        (g)     “Change in Control” has the meaning set forth in Section 9(b).

        (h)     “Code” means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto.

        (i)     “Commission” means the Securities and Exchange Commission or any successor agency.

        (j)     “Committee” has the meaning set forth in Section 2(a).

        (k)     “Common Stock” means common stock, par value $.01 per share, of the Company.

        (l)     “Company” means Offshore Logistics, Inc., a Delaware corporation.

        (m)     “Disability” means (i) “Disability” as defined in any Individual Agreement to which the Participant is a party, (ii) if there is no such Individual Agreement or it does not define “Disability,” (A) permanent and total disability as determined under the Company’s long-term disability plan applicable to the Participant, or (B) if there is no such plan applicable to the Participant, “Disability” as determined by the Committee.

        (n)     “Disaffiliation” means a Subsidiary’s or Affiliate’s ceasing to be a Subsidiary or Affiliate for any reason (including, without limitation, as a result of a public offering, or a spinoff or sale by the Company, of the stock of the Subsidiary or Affiliate) or a sale of a division of the Company and its Affiliates.

        (o)     “Eligible Individuals” means directors, officers, employees and consultants of the Company or any of its Subsidiaries or Affiliates, and prospective employees and consultants who have accepted offers of employment or consultancy from the Company or its Subsidiaries or Affiliates.

        (p)     “Exchange Act” means the Securities Exchange Act of 1934, as amended from time to time, and any successor thereto.

        (q)     “Fair Market Value” means, if the Common Stock is listed on a national securities exchange, as of any given date, the average of the highest and lowest per-share sales prices for a Share during normal business hours on such date on the Applicable Exchange, or if Shares were not traded on the Applicable Exchange on such measurement date, then on the next preceding date on which Shares were traded, all as reported by such source as the Committee may select. If the Common Stock is not listed on a national securities exchange, Fair Market Value shall be determined by the Committee in its good faith discretion.

        (r)     “Free-Standing SAR” has the meaning set forth in Section 5(b).

        (s)     “Grant Date” means (i) the date on which the Committee by resolution selects an Eligible Individual to receive a grant of an Award and determines the number of Shares to be subject to such Award, or (ii) such later date as the Committee shall provide in such resolution.

        (t)     “Incentive Stock Option” means any Option that is designated in the applicable Award Agreement as an “incentive stock option” within the meaning of Section 422 of the Code, and that in fact so qualifies.

        (u)     “Individual Agreement” means an employment, consulting or similar agreement between a Participant and the Company or one of its Subsidiaries or Affiliates.

        (v)     “Nonqualified Option” means any Option that is not an Incentive Stock Option.

        (w)     “Option” means an Award granted under Section 5.

        (x)     “Participant” means an Eligible Individual to whom an Award is or has been granted.

        (y)     “Performance Goals” means the performance goals established by the Committee in connection with the grant of Restricted Stock, Restricted Stock Units, or other stock-based awards. In the case of Qualified Performance-Based Awards, (i) such goals shall be based on the attainment of specified levels of one or more of the following measures: net profit after tax, EBIT, EBITA, EBITDA, OBIT, OBITDA, gross profit, operating profit, cash generation, unit volume, stock price, market share, sales, asset quality, earnings per share, return on equity, return on assets, return on operating assets, cost saving levels, operating income, marketing-spending efficiency, core non-interest income, change in working capital, return on capital, or shareholder return, and (ii) such Performance Goals shall be set by the Committee within the time period prescribed by Section 162(m) of the Code and the regulations promulgated thereunder.

        (z)     “Plan” means this Offshore Logistics, Inc. 2004 Stock Incentive Plan, as set forth herein and as hereafter amended from time to time.

        (aa)     “Qualified Performance-Based Award” means an Award intended to qualify for the Section 162(m) Exemption, as provided in Section 10.

        (bb)     “Restricted Stock” means an Award granted under Section 6.

        (cc)     “Restricted Stock Units” means an Award granted under Section 7.

        (dd)     “Retirement” means a Termination of Employment with the Company, a Subsidiary or an Affiliate at or after age 65 (or any other Termination of Employment that the Committee deems a Retirement for purposes of the Plan); provided, however, that under no circumstances shall a Termination of Employment by the Company for Cause be considered a Retirement for purposes of this Plan.

        (ee)     “Section 162(m) Exemption” means the exemption from the limitation on deductibility imposed by Section 162(m) of the Code that is set forth in Section 162(m)(4)(C) of the Code.

        (ff)     “Share” means a share of Common Stock.

        (gg)     “Stock Appreciation Right” has the meaning set forth in Section 5(b).

        (hh)     “Subsidiary” means any corporation, partnership, joint venture or other entity during any period in which at least a 50% voting or profits interest is owned, directly or indirectly, by the Company or any successor to the Company.

        (ii)     “Tandem SAR” has the meaning set forth in Section 5(b).

        (jj)     “Term” means the maximum period during which an Option or Stock Appreciation Right may remain outstanding, subject to earlier termination upon Termination of Employment or otherwise, as specified in the applicable Award Agreement.

        (kk)     “Termination of Employment” means the termination of the applicable Participant’s employment with, or performance of services for, the Company and any of its Subsidiaries or Affiliates. Unless otherwise determined by the Committee, if a Participant’s employment with the Company and its Affiliates terminates but such Participant continues to provide services to the Company and its Affiliates in a non-employee capacity, such change in status shall not be deemed a Termination of Employment. A Participant employed by, or performing services for, a Subsidiary or an Affiliate or a division of the Company and its Affiliates shall be deemed to incur a Termination of Employment if, as a result of a Disaffiliation, such Subsidiary, Affiliate, or division ceases to be a Subsidiary, Affiliate or division, as the case may be, and the Participant does not immediately thereafter become an employee of, or service provider for, the Company or another Subsidiary or Affiliate. Temporary absences from employment because of illness, vacation or leave of absence and transfers among the Company and its Subsidiaries and Affiliates shall not be considered Terminations of Employment.

SECTION 2.      Administration

        (a)     Committee. The Plan shall be administered by the Compensation Committee of the Board or such other committee of the Board as the Board may from time to time designate (the “Committee”), which shall be composed of not less than two directors, and shall be appointed by and serve at the pleasure of the Board. The Committee shall, subject to Section 10, have plenary authority to grant Awards pursuant to the terms of the Plan to Eligible Individuals. Among other things, the Committee shall have the authority, subject to the terms of the Plan:

(i)	to select the Eligible Individuals to whom Awards may from time to time be granted;

(ii)

to determine whether and to what extent Incentive Stock Options, Nonqualified Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, other stock-based awards, or any combination thereof, are to be granted hereunder;

(iii)	to determine the number of Shares to be covered by each Award granted hereunder;

(iv)	to determine the terms and conditions of each Award granted hereunder, based on such factors as the Committee shall determine;

(v)	subject to Section 11, to modify, amend or adjust the terms and conditions of any Award, at any time or from time to time;

(vi)	to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall from time to time deem advisable;

(vii)	to interpret the terms and provisions of the Plan and any Award issued under the Plan (and any agreement relating thereto);

(viii)	to establish any “blackout” period that the Committee in its sole discretion deems necessary or advisable; and

(ix)	to otherwise administer the Plan.

        (b)     Procedures.

(i)

The Committee may act only by a majority of its members then in office, except that the Committee may, except to the extent prohibited by applicable law or the listing standards of the Applicable Exchange and subject to Section 10, allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it.

(ii)

Subject to Section 10(c), any authority granted to the Committee may also be exercised by the full Board. To the extent that any permitted action taken by the Board conflicts with action taken by the Committee, the Board action shall control.

        (c)     Discretion of Committee. Subject to Section 1(f), any determination made by the Committee or by an appropriately delegated officer pursuant to delegated authority under the provisions of the Plan with respect to any Award shall be made in the sole discretion of the Committee or such delegate at the time of the grant of the Award or, unless in contravention of any express term of the Plan, at any time thereafter. All decisions made by the Committee or any appropriately delegated officer pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company, Participants, and Eligible Individuals.

        (d)     Award Agreements. The terms and conditions of each Award, as determined by the Committee, shall be set forth in a written Award Agreement, which shall be delivered to the Participant receiving such Award upon, or as promptly as is reasonably practicable following, the grant of such Award. The effectiveness of an Award shall not be subject to the Award Agreement’s being signed by the Company and/or the Participant receiving the Award unless specifically so provided in the Award Agreement. Award Agreements may be amended only in accordance with Section 11 hereof.

        (e)     Restricted Stock and Restricted Stock Units Vesting Schedule Limitation. The Committee shall ensure that the Restricted Period applicable to shares of Restricted Stock and Restricted Stock Units shall be at least three years following the date of grant; provided, however, that a Restriction Period of at least one year following the date of grant is permissible if vesting is conditioned upon the achievement of Performance Goals, and provided, further that an award of Restricted Stock or an award of Restricted Stock Units or an award of both may vest in part prior to the expiration of any Restriction Period.

SECTION 3.      Common Stock Subject to Plan

        (a)     Plan Maximums. The maximum number of Shares that may be delivered pursuant to Awards under the Plan shall be 1,000,000. The maximum number of Shares that may be delivered pursuant to Options intended to be Incentive Stock Options shall be 1,000,000 Shares. Shares subject to an Award under the Plan may be authorized and unissued Shares or may be treasury Shares. No more than 700,000 Shares may be issued during the term of the Plan pursuant to Awards other than Options and Stock Appreciation Rights.

        (b)     Individual Limits. No Participant may be granted Options and Free-Standing SARs covering in excess of 250,000 Shares, or Restricted Stock and Restricted Stock Units covering in excess of 100,000 Shares, in either case in any fiscal year of the Company.

        (c)     Rules for Calculating Shares Delivered.

(i)

To the extent that any Award is forfeited, or any Option and the related Tandem SAR (if any) or Free-Standing SAR terminates, expires or lapses without being exercised, or any Award is settled for cash, the Shares subject to such Awards not delivered as a result thereof shall again be available for Awards under the Plan.

(ii)

If the exercise price of any Option and/or the tax withholding obligations relating to any Award are satisfied by delivering Shares to the Company (by either actual delivery or by attestation), only the number of Shares issued net of the Shares delivered or attested to shall be deemed delivered for purposes of the limits set forth in Section 3(a). To the extent any Shares subject to an Award are withheld to satisfy the exercise price (in the case of an Option) and/or the tax withholding obligations relating to such Award, such Shares shall not be deemed to have been delivered for purposes of the limits set forth in Section 3(a); provided, however, that Shares withheld to satisfy tax withholding obligations shall be deemed delivered for purposes of the limitation set forth in the second sentence of Section 3(a).

        (d)     Adjustment Provision. In the event of (i) a stock dividend, stock split, reverse stock split, share combination, or recapitalization or similar event affecting the capital structure of the Company (each, a “Share Change”), or (ii) a merger, consolidation, acquisition of property or shares, separation, spinoff, reorganization, stock rights offering, liquidation, Disaffiliation, or similar event affecting the Company or any of its Subsidiaries (each, a “Corporate Transaction”), the Committee or the Board may in its discretion make such substitutions or adjustments as it deems appropriate and equitable to (A) the aggregate number and kind of Shares or other securities reserved for issuance and delivery under the Plan, (B) the various maximum limitations set forth in Sections 3(a) and 3(b) upon certain types of Awards and upon the grants to individuals of certain types of Awards, (C) the number and kind of Shares or other securities subject to outstanding Awards; and (D) the exercise price of outstanding Options and Stock Appreciation Rights. In the case of Corporate Transactions, such adjustments may include, without limitation, (1) the cancellation of outstanding Awards in exchange for payments of cash, property or a combination thereof having an aggregate value equal to the value of such Awards, as determined by the Committee or the Board in its sole discretion (it being understood that in the case of a Corporate Transaction with respect to which shareholders of Common Stock receive consideration other than publicly traded equity securities of the ultimate surviving entity, any such determination by the Committee that the value of an Option or Stock Appreciation Right shall for this purpose be deemed to equal the excess, if any, of the value of the consideration being paid for each Share pursuant to such Corporate Transaction over the exercise price of such Option or Stock Appreciation Right shall conclusively be deemed valid); (2) the substitution of other property (including, without limitation, cash or other securities of the Company and securities of entities other than the Company) for the Shares subject to outstanding Awards; and (3) in connection with any Disaffiliation, arranging for the assumption of Awards, or replacement of Awards with new awards based on other property or other securities (including, without limitation, other securities of the Company and securities of entities other than the Company), by the affected Subsidiary, Affiliate, or division or by the entity that controls such Subsidiary, Affiliate, or division following such Disaffiliation (as well as any corresponding adjustments to Awards that remain based upon Company securities).

SECTION 4.      Eligibility

        Awards may be granted under the Plan to Eligible Individuals.

SECTION 5.      Options and Stock Appreciation Rights

        (a)     Types of Options. Options may be of two types: Incentive Stock Options and Nonqualified Options; provided, however, that Incentive Stock Options may be granted only to employees of the Company and its subsidiaries or parent corporation (within the meaning of Section 424(f) of the Code). The Award Agreement for an Option shall indicate whether the Option is intended to be an Incentive Stock Option or a Nonqualified Option.

        (b)     Types and Nature of Stock Appreciation Rights. Stock Appreciation Rights may be “Tandem SARs,” which are granted in conjunction with an Option, or “Free-Standing SARs,” which are not granted in conjunction with an Option. Upon the exercise of a Stock Appreciation Right, the Participant shall be entitled to receive an amount in cash, Shares, or both, in value equal to the product of (i) the excess of the Fair Market Value of one Share over the exercise price of the applicable Stock Appreciation Right, multiplied by (ii) the number of Shares in respect of which the Stock Appreciation Right has been exercised. The applicable Award Agreement shall specify whether such payment is to be made in cash or Common Stock or both, or shall reserve to the Committee or the Participant the right to make that determination prior to or upon the exercise of the Stock Appreciation Right.

        (c)     Tandem SARs. A Tandem SAR may be granted at the Grant Date of the related Option or, in the case of a related Nonqualified Option, at any time after the Grant Date thereof while the related Nonqualified Option remains outstanding. A Tandem SAR shall be exercisable only at such time or times and to the extent that the related Option is exercisable in accordance with the provisions of this Section 5, and shall have the same exercise price as the related Option. A Tandem SAR shall terminate or be forfeited upon the exercise or forfeiture of the related Option, and the related Option shall terminate or be forfeited upon the exercise or forfeiture of the Tandem SAR.

        (d)     Exercise Price. The exercise price per Share subject to an Option or Free-Standing SAR shall be determined by the Committee and set forth in the applicable Award Agreement, and, with respect to Incentive Stock Options, shall not be less than the Fair Market Value of a share of the Common Stock on the applicable Grant Date. In no event may any Option or Free-Standing SAR granted under this Plan be amended, other than pursuant to Section 3(d), to decrease the exercise price thereof, be cancelled in conjunction with the grant of any new Option or Free-Standing SAR with a lower exercise price, or otherwise be subject to any action that would be treated, for accounting purposes, as a “repricing” of such Option or Free-Standing SAR, unless such amendment, cancellation, or action is approved by the Company’s shareholders.

        (e)     Term. The Term of each Option and each Free-Standing SAR shall be fixed by the Committee, but shall not exceed ten years from the Grant Date in the case of an Incentive Stock Option.

        (f)     Vesting and Exercisability. Except as otherwise provided herein, Options and Free-Standing SARs shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee. If the Committee provides that any Option or Free-Standing SAR will become exercisable only in installments, the Committee may at any time waive such installment exercise provisions, in whole or in part, based on such factors as the Committee may determine. In addition, the Committee may at any time accelerate the exercisability of any Option or Free-Standing SAR.

        (g)     Method of Exercise. Subject to the provisions of this Section 5, Options and Free-Standing SARs may be exercised, in whole or in part, at any time during the applicable Term by giving written notice of exercise to the Company specifying the number of Shares as to which the Option or Free-Standing SAR is being exercised; provided, however, that, unless otherwise permitted by the Committee, any such exercise must be with respect to a portion of the applicable Option or Free-Standing SAR relating to no less than the lesser of the number of Shares then subject to such Option or Free-Standing SAR or 50 Shares. In the case of the exercise of an Option, such notice shall be accompanied by payment in full of the purchase price (which shall equal the product of such number of Shares multiplied by the applicable exercise price) by certified or bank check or such other instrument as the Company may accept. If approved by the Committee, payment, in full or in part, may also be made as follows:

(i)

Payments made be made in the form of unrestricted Shares (by delivery of such Shares or by attestation) of the same class as the Common Stock subject to the Option already owned by the Participant (based on the Fair Market Value of the Common Stock on the date the Option is exercised); provided, however, that, in the case of an Incentive Stock Option, the right to make a payment in the form of already owned Shares of the same class as the Common Stock subject to the Option may be authorized only at the time the Option is granted and provided, further, that such already owned Shares must have been either held by the Participant for at least six months at the time of exercise or purchased on the open market.

(ii)

To the extent permitted by applicable law, payment may be made by delivering a properly executed exercise notice to the Company, together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds necessary to pay the purchase price, and, if requested, the amount of any federal, state, local or foreign withholding taxes. To facilitate the foregoing, the Company may, to the extent permitted by applicable law, enter into agreements for coordinated procedures with one or more brokerage firms. To the extent permitted by applicable law, the Committee may also provide for Company loans to be made for purposes of the exercise of Options.

(iii)

Payment may be made by instructing the Committee to withhold a number of Shares having a Fair Market Value (based on the Fair Market Value of the Common Stock on the date the applicable Option is exercised) equal to the product of (A) the exercise price multiplied by (B) the number of Shares in respect of which the Option shall have been exercised.

        (h)     Reload Options. If determined by the Committee at (or, with respect to a Nonqualified Option, after) the Grant Date of an Option, in the event a Participant who has not incurred a Termination of Employment pays the exercise price of such Option (in whole or in part) by delivering (or attesting to ownership of) Shares previously owned by such Participant, such Participant shall automatically be granted a reload Option (a “Reload Option”) for the number of Shares used to pay the exercise price. Unless otherwise determined by the Committee, the Reload Option shall be subject to the same terms and conditions as such Option, except that (i) the Reload Option shall in all events be a Nonqualified Option, have an exercise price equal to the Fair Market Value of the Common Stock on the date the Reload Option is granted, expire the same date as the expiration date of the Option so exercised, and vest and become exercisable six months following the Grant Date of such Reload Option, and (ii) the exercise of the Reload Option shall not entitle the Participant to the grant of another Reload Option. Without limiting the generality of the foregoing, the Shares subject to Reload Options shall be subject to, and shall be taken into account in applying, the Share limitations set forth in Section 3(a), and the provisions of Section 3(c) shall apply to shares delivered or withheld to satisfy the exercise price of, or tax withholding obligations associated with the exercise of, a Reload Option. Notwithstanding anything else contained in this Section 5(h) or in an Award Agreement, no Reload Options may be granted to the extent that such grant would result in a violation of the limit set forth in Section 3(b).

        (i)     Delivery; Rights of Shareholders. No Shares shall be delivered pursuant to the exercise of an Option until the exercise price therefor has been fully paid and applicable taxes have been withheld. Except as otherwise provided in Section 5(l) below, the applicable Participant shall have all of the rights of a shareholder of the Company holding the class or series of Common Stock that is subject to the Option or Stock Appreciation Right (including, if applicable, the right to vote the applicable Shares and the right to receive dividends), when the Participant (i) has given written notice of exercise, (ii) if requested, has given the representation described in Section 13(a), and (iii) in the case of an Option, has paid in full for such Shares.

        (j)     Terminations of Employment. Subject to Section 9(c), a Participant’s Options and Stock Appreciation Rights shall be forfeited upon such Participant’s Termination of Employment, except as set forth below:

(i)

Upon a Participant’s Termination of Employment by reason of death, any Option or Stock Appreciation Right held by the Participant that was exercisable immediately before the Termination of Employment may be exercised at any time until the earlier of (A) the second anniversary of the date of such death and (B) the expiration of the Term thereof;

(ii)

Upon a Participant’s Termination of Employment by reason of Disability or Retirement, any Option or Stock Appreciation Right held by the Participant that was exercisable immediately before the Termination of Employment may be exercised at any time until the earlier of (A) the second anniversary of such Termination of Employment and (B) the expiration of the Term thereof;

(iii)	Upon a Participant’s Termination of Employment for Cause, any Option or Stock Appreciation Right held by the Participant shall be forfeited, effective as of such Termination of Employment;

(iv)

Upon a Participant’s Termination of Employment for any reason other than death, Disability, Retirement or for Cause, any Option or Stock Appreciation Right held by the Participant that was exercisable immediately before the Termination of Employment may be exercised at any time until the earlier of (A) the 90th day following such Termination of Employment and (B) expiration of the Term thereof; and

(v)

Notwithstanding the above provisions of this Section 5(j), if a Participant dies after such Participant’s Termination of Employment but while any Option or Stock Appreciation Right remains exercisable as set forth above, such Option or Stock Appreciation Right may be exercised at any time until the later of (A) the earlier of (1) the first anniversary of the date of such death and (2) expiration of the Term thereof and (B) the last date on which such Option or Stock Appreciation Right would have been exercisable, absent this Section 5(j)(v).

Notwithstanding the foregoing, the Committee shall have the power, in its discretion, to apply different rules concerning the consequences of a Termination of Employment; provided, however, that if such rules are less favorable to the Participant than those set forth above, such rules are set forth in the applicable Award Agreement. If an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Option will thereafter be treated as a Nonqualified Option.

        (k)     Nontransferability of Options and Stock Appreciation Rights. No Option or Free-Standing SAR shall be transferable by a Participant other than (i) by will or by the laws of descent and distribution, or (ii) in the case of a Nonqualified Option or Free-Standing SAR, as otherwise expressly permitted by the Committee. A Tandem SAR shall be transferable only with the related Option as permitted by the preceding sentence. Any Option or Stock Appreciation Right shall be exercisable, subject to the terms of this Plan, only by the applicable Participant, the guardian or legal representative of such Participant, or any person to whom such Option or Stock Appreciation Right is permissibly transferred pursuant to this Section 5(k), it being understood that the term “Participant” includes such guardian, legal representative and other transferee; provided, however, that the term “Termination of Employment” shall continue to refer to the Termination of Employment of the original Participant.

        (l)     Deferral of Option Shares. The Committee may from time to time establish procedures pursuant to which a Participant may elect to defer, until a time or times later than the exercise of an Option, receipt of all or a portion of the Shares subject to such Option and/or to receive cash at such later time or times in lieu of such deferred shares, all on such terms and conditions as the Committee shall determine. If any such deferrals are permitted, then notwithstanding Section 5(g), a Participant who elects such deferral shall not have any rights as a stockholder with respect to such deferred shares unless and until shares are actually delivered to such Participant with respect thereto, except to the extent otherwise determined by the Committee.

SECTION 6.      Restricted Stock

        (a)     Nature of Awards and Certificates. Shares of Restricted Stock are actual Shares issued to a Participant, and shall be evidenced in such manner as the Committee may deem appropriate, including book-entry registration or issuance of one or more stock certificates. Any certificate issued in respect of Shares of Restricted Stock shall be registered in the name of the applicable Participant and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Award, substantially in the following form:

“The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Offshore Logistics, Inc. 2004 Stock Incentive Plan and an Award Agreement. Copies of such Plan and Agreement are on file at the offices of Offshore Logistics, Inc.”

The Committee may require that the certificates evidencing such shares be held in custody by the Company until the restrictions thereon shall have lapsed and that, as a condition of any Award of Restricted Stock, the applicable Participant shall have delivered a stock power, endorsed in blank, relating to the Common Stock covered by such Award.

        (b)     Terms and Conditions. Shares of Restricted Stock shall be subject to the following terms and conditions:

(i)

The Committee may, prior to or at the time of grant, designate an Award of Restricted Stock as a Qualified Performance-Based Award, in which event it shall condition the grant or vesting, as applicable, of such Restricted Stock upon the attainment of Performance Goals. If the Committee does not designate an Award of Restricted Stock as a Qualified Performance-Based Award, it may also condition the grant or vesting thereof upon the attainment of Performance Goals. Regardless of whether an Award of Restricted Stock is a Qualified Performance-Based Award, the Committee may also condition the grant or vesting thereof upon the continued service of the applicable Participant. The conditions for grant or vesting and the other provisions of Restricted Stock Awards (including without limitation any applicable Performance Goals) need not be the same with respect to each recipient. Subject to Section 10(b), the Committee may at any time, in its sole discretion, accelerate or waive, in whole or in part, any of the foregoing restrictions.

(ii)

Subject to the provisions of the Plan and the applicable Award Agreement, during the period set by the Committee, commencing with the date of such Restricted Stock Award for which such Participant’s continued service is required (the “Restriction Period”), and until the later of (A) the expiration of the Restriction Period and (B) the date the applicable Performance Goals (if any) are satisfied, the Participant shall not be permitted to sell, assign, transfer, pledge or otherwise encumber Shares of Restricted Stock.

(iii)

Except as provided in this Section 6 and in the applicable Award Agreement, the applicable Participant shall have, with respect to the Shares of Restricted Stock, all of the rights of a stockholder of the Company holding the class or series of Common Stock that is the subject of the Restricted Stock, including, if applicable, the right to vote the Shares and the right to receive any cash dividends. If so determined by the Committee in the applicable Award Agreement and subject to Section 13(e), (A) cash dividends on the class or series of Common Stock that is the subject of the Restricted Stock Award shall be automatically deferred and reinvested in additional Restricted Stock, held subject to the vesting of the underlying Restricted Stock, and (B) subject to any adjustment pursuant to Section 3(d), dividends payable in Common Stock shall be paid in the form of Restricted Stock of the same class as the Common Stock with which such dividend was paid, held subject to the vesting of the underlying Restricted Stock.

(iv)

Except as otherwise set forth in the applicable Award Agreement, upon a Participant’s Termination of Employment for any reason during the Restriction Period or before the applicable Performance Goals are satisfied, all Shares of Restricted Stock still subject to restriction shall be forfeited by such Participant; provided, however, that subject to Section 10(b), the Committee shall have the discretion to waive, in whole or in part, any or all remaining restrictions with respect to any or all of such Participant’s Shares of Restricted Stock.

(v)

If and when any applicable Performance Goals are satisfied and the Restriction Period expires without a prior forfeiture of the Shares of Restricted Stock for which legended certificates have been issued, unlegended certificates for such Shares shall be delivered to the Participant upon surrender of the legended certificates.

SECTION 7.      Restricted Stock Units

        (a)     Nature of Award. Restricted Stock Units are Awards denominated in Shares that will be settled, subject to the terms and conditions of the Restricted Stock Units, either by delivery of Shares to the Participant or by the payment of cash based upon the Fair Market Value of a specified number of Shares.

        (b)     Terms and Conditions. Restricted Stock Units shall be subject to the following terms and conditions:

(i)

The Committee may, in connection with the grant of Restricted Stock Units, designate them as Qualified Performance-Based Awards, in which event it shall condition the vesting thereof upon the attainment of Performance Goals. If the Committee does not designate Restricted Stock Units as Qualified Performance-Based Awards, it may also condition the vesting thereof upon the attainment of Performance Goals. Regardless of whether Restricted Stock Units are Qualified Performance-Based Awards, the Committee may also condition the vesting thereof upon the continued service of the Participant. The conditions for grant or vesting and the other provisions of Restricted Stock Awards (including without limitation any applicable Performance Goals) need not be the same with respect to each recipient. Subject to Section 10(b), the Committee may at any time, in its sole discretion, accelerate or waive, in whole or in part, any of the foregoing restrictions. An Award of Restricted Stock Units shall be settled as and when the Restricted Stock Units vest or at a later time specified by the Committee or in accordance with an election of the Participant, if the Committee so permits.

(ii)

Subject to the provisions of the Plan and the applicable Award Agreement, during the period, if any, set by the Committee, commencing with the date of such Restricted Stock Units Award for which such Participant’s continued service is required (the “Restriction Period”), and until the later of (A) the expiration of the Restriction Period and (B) the date the applicable Performance Goals (if any) are satisfied, the Participant shall not be permitted to sell, assign, transfer, pledge or otherwise encumber Restricted Stock Units.

(iii)

The Award Agreement for Restricted Stock Units shall specify whether, to what extent and on what terms and conditions the applicable Participant shall be entitled to receive current or deferred payments of cash, Common Stock or other property corresponding to the dividends payable on the Common Stock (subject to Section 13(e) below).

(iv)

Except as otherwise set forth in the applicable Award Agreement, upon a Participant’s Termination of Employment for any reason during the Restriction Period or before the applicable Performance Goals are satisfied, all Restricted Stock Units still subject to restriction shall be forfeited by such Participant; provided, however, that subject to Section 10(b), the Committee shall have the discretion to waive, in whole or in part, any or all remaining restrictions with respect to any or all of such Participant’s Restricted Stock Units.

SECTION 8.      Other Stock-Based Awards

        Other Awards of Common Stock and other Awards that are valued in whole or in part by reference to, or are otherwise based upon, Common Stock, including (without limitation), unrestricted stock, dividend equivalents, and convertible debentures, may be granted under the Plan.

SECTION 9.      Change in Control Provisions

        (a)     Impact of Event. Unless otherwise provided in the applicable Award Agreement, notwithstanding any other provision of the Plan to the contrary, immediately upon the occurrence of a Change in Control:

(i)	any Options and Stock Appreciation Rights outstanding which are not then exercisable and vested shall become fully exercisable and vested;

(ii)	the restrictions and deferral limitations applicable to any Restricted Stock shall lapse, and such Restricted Stock shall become free of all restrictions and become fully vested and transferable;

(iii)

all Restricted Stock Units shall be considered to be earned and payable in full, and any deferral or other restriction shall lapse and such Restricted Stock Units shall be settled as promptly as is practicable in (subject to Section 3(d)) the form set forth in the applicable Award Agreement; and

(iv)

the Committee may also make additional adjustments and/or settlements of outstanding Awards as it deems appropriate and consistent with the Plan’s purposes, provided that the Committee’s determination to do so is made prior to a Change in Control and not at the request of a third party attempting to effect that or any other Change in Control.

        (b)     Definition of Change in Control. For purposes of the Plan, a “Change in Control” shall mean any of the following events:

(i)

The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this Section 9(b)(i), the following acquisitions shall not constitute a Change in Control; (1) any acquisition directly from the Company, (2) any acquisition by the Company, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (4) any acquisition by any corporation pursuant to a transaction which complies with Sections 9(b)(iii)(A), 9(b)(iii)(B) and 9(b)(iii)(C); or

(ii)

Individuals who, as of the Effective Date, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii)

Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another corporation (a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50.1% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(iv)	Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

        (c)     Special Change in Control Post-Termination Exercise Rights. Unless otherwise provided in the applicable Award Agreement, notwithstanding any other provision of this Plan to the contrary, upon the Termination of Employment of a Participant, other than for Cause, during the 24-month period following a Change in Control, any Option or Stock Appreciation Right held by the Participant as of the date of the Change in Control that remains outstanding as of the date of such Termination of Employment may thereafter be exercised, until the later of (i) the last date on which such Option or Stock Appreciation Right would be exercisable in the absence of this Section 9(c) and (ii) the earlier of (A) the third anniversary of such Change in Control and (B) expiration of the Term of such Option.

SECTION 10.      Qualified Performance-Based Awards; Section 16(b)

        (a)     The provisions of this Plan are intended to ensure that all Options and Stock Appreciation Rights granted hereunder to any Participant who is or may be a “covered employee” (within the meaning of Section 162(m)(3) of the Code) in the tax year in which such Option or Stock Appreciation Right is expected to be deductible to the Company qualify for the Section 162(m) Exemption, and all such Awards shall therefore be considered Qualified Performance-Based Awards and this Plan shall be interpreted and operated consistent with that intention (including, without limitation, to require that all such Awards be granted by a committee composed solely of members who satisfy the requirements for being “outside directors” for purposes of the Section 162(m) Exemption (“Outside Directors”)). When granting any Award other than an Option or Stock Appreciation Right, the Committee may designate such Award as a Qualified Performance-Based Award, based upon a determination that (i) the recipient is or may be a “covered employee” (within the meaning of Section 162(m)(3) of the Code) with respect to such Award, and (ii) the Committee wishes such Award to qualify for the Section 162(m) Exemption, and the terms of any such Award (and of the grant thereof) shall be consistent with such designation (including, without limitation, that all such Awards be granted by a committee composed solely of Outside Directors).

        (b)     Each Qualified Performance-Based Award (other than an Option or Stock Appreciation Right) shall be earned, vested and payable (as applicable) only upon the achievement of one or more Performance Goals, together with the satisfaction of any other conditions, such as continued employment, as the Committee may determine to be appropriate, and no Qualified Performance-Based Award may be amended, nor may the Committee exercise any discretionary authority it may otherwise have under this Plan with respect to a Qualified Performance-Based Award under this Plan, in any manner that would cause the Qualified Performance-Based Award to cease to qualify for the Section 162(m) Exemption; provided, however, that (i) the Committee may provide, either in connection with the grant of the applicable Award or by amendment thereafter, that achievement of such Performance Goals will be waived upon the death or Disability of the Participant (or under any other circumstance with respect to which the existence of such possible waiver will not cause the Award to fail to qualify for the Section 162(m) Exemption), and (ii) the provisions of Section 9 shall apply notwithstanding this Section 10(b).

        (c)     The full Board shall not be permitted to exercise authority granted to the Committee to the extent that the grant or exercise of such authority would cause an Award designated as a Qualified Performance-Based Award not to qualify for, or to cease to qualify for, the Section 162(m) Exemption.

        (d)     The provisions of this Plan are intended to ensure that no transaction under the Plan is subject to (and not exempt from) the short-swing recovery rules of Section 16(b) of the Exchange Act (“Section 16(b)”). Accordingly, the composition of the Committee shall be subject to such limitations as the Board deems appropriate to permit transactions pursuant to this Plan to be exempt (pursuant to Rule 16b-3 promulgated under the Exchange Act) from Section 16(b), and no delegation of authority by the Committee shall be permitted if such delegation would cause any such transaction to be subject to (and not exempt from) Section 16(b).

SECTION 11.      Term, Amendment and Termination

        (a)     Effectiveness. The Plan shall be effective as of the date (the “Effective Date”) it is adopted by the Board, subject to the approval by at least a majority of the outstanding Shares of the Company.

        (b)     Termination. The Plan will terminate on the tenth anniversary of the Effective Date. Awards outstanding as of such date shall not be affected or impaired by the termination of the Plan.

        (c)     Amendment of Plan. The Board may amend, alter, or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which would materially impair the rights of the Participant with respect to a previously granted Award without such Participant’s consent, except such an amendment made to comply with applicable law, stock exchange rules or accounting rules. In addition, no such amendment shall be made without the approval of the Company’s stockholders to the extent such approval is required by applicable law or the listing standards of the Applicable Exchange.

        (d)     Amendment of Awards. Subject to Section 5(d), the Committee may unilaterally amend the terms of any Award theretofore granted, prospectively or retroactively, but no such amendment shall cause a Qualified Performance-Based Award to cease to qualify for the Section 162(m) Exemption or without the Participant’s consent materially impair the rights of any Participant with respect to an Award, except such an amendment made to cause the Plan or Award to comply with applicable law, stock exchange rules or accounting rules.

SECTION 12.      Unfunded Status of Plan

        It is presently intended that the Plan constitute an “unfunded” plan for incentive and deferred compensation. The Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Common Stock or make payments; provided, however, that unless the Committee otherwise determines, the existence of such trusts or other arrangements is consistent with the “unfunded” status of the Plan.

SECTION 13.      General Provisions

        (a)     Conditions for Issuance. The Committee may require each person purchasing or receiving Shares pursuant to an Award to represent to and agree with the Company in writing that such person is acquiring the Shares without a view to the distribution thereof. The certificates for such Shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer. Notwithstanding any other provision of the Plan or agreements made pursuant thereto, the Company shall not be required to issue or deliver any certificate or certificates for Shares under the Plan prior to fulfillment of all of the following conditions: (i) listing or approval for listing upon notice of issuance, of such Shares on the Applicable Exchange; (ii) any registration or other qualification of such Shares of the Company under any state or federal law or regulation, or the maintaining in effect of any such registration or other qualification which the Committee shall, in its absolute discretion upon the advice of counsel, deem necessary or advisable; and (iii) obtaining any other consent, approval, or permit from any state or federal governmental agency which the Committee shall, in its absolute discretion after receiving the advice of counsel, determine to be necessary or advisable.

        (b)     Additional Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Subsidiary or Affiliate from adopting other or additional compensation arrangements for its employees.

        (c)     No Contract of Employment. The Plan shall not constitute a contract of employment, and adoption of the Plan shall not confer upon any employee any right to continued employment, nor shall it interfere in any way with the right of the Company or any Subsidiary or Affiliate to terminate the employment of any employee at any time.

        (d)     Required Taxes. No later than the date as of which an amount first becomes includible in the gross income of a Participant for federal income tax purposes with respect to any Award under the Plan, such Participant shall pay to the Company, or make arrangements satisfactory to the Company regarding the payment of, any federal, state, local or foreign taxes of any kind required by law to be withheld with respect to such amount. Unless otherwise determined by the Company, withholding obligations may be settled with Common Stock, including Common Stock that is part of the Award that gives rise to the withholding requirement; provided, however, that not more than the legally required minimum withholding may be settled with Common Stock. The obligations of the Company under the Plan shall be conditional on such payment or arrangements, and the Company and its Affiliates shall, to the extent permitted by law, have the right to deduct any such taxes from any payment otherwise due to such Participant. The Committee may establish such procedures as it deems appropriate, including making irrevocable elections, for the settlement of withholding obligations with Common Stock.

        (e)     Limitation on Dividend Reinvestment and Dividend Equivalents. Reinvestment of dividends in additional Restricted Stock at the time of any dividend payment, and the payment of Shares with respect to dividends to Participants holding Awards of Restricted Stock Units, shall only be permissible if sufficient Shares are available under Section 3 for such reinvestment or payment (taking into account then outstanding Awards). In the event that sufficient Shares are not available for such reinvestment or payment, such reinvestment or payment shall be made in the form of a grant of Restricted Stock Units equal in number to the Shares that would have been obtained by such payment or reinvestment, the terms of which Restricted Stock Units shall provide for settlement in cash and for dividend equivalent reinvestment in further Restricted Stock Units on the terms contemplated by this Section 13(e).

        (f)     Designation of Death Beneficiary. The Committee shall establish such procedures as it deems appropriate for a Participant to designate a beneficiary to whom any amounts payable in the event of such Participant’s death are to be paid or by whom any rights of such eligible Individual, after such Participant’s death, may be exercised.

        (g)     Subsidiary Employees. In the case of a grant of an Award to any employee of a Subsidiary of the Company, the Company may, if the Committee so directs, issue or transfer the Shares, if any, covered by the Award to the Subsidiary, for such lawful consideration as the Committee may specify, upon the condition or understanding that the Subsidiary will transfer the Shares to the employee in accordance with the terms of the Award specified by the Committee pursuant to the provisions of the Plan. All Shares underlying Awards that are forfeited or canceled should revert to the Company.

        (h)     Governing Law and Interpretation. The Plan and all Awards made and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws. The captions of this Plan are not part of the provisions hereof and shall have no force or effect.

        (i)     Non-Transferability. Except as otherwise provided in Section 5(k) or by the Committee, Awards under the Plan are not transferable except by will or by laws of descent and distribution.

        (j)     Foreign Employees and Foreign Law Considerations. The Committee may grant Awards to Eligible Individuals who are foreign nationals, who are located outside the United States or who are not compensated from a payroll maintained in the United States, or who are otherwise subject to (or could cause the Company to be subject to) legal or regulatory provisions of countries or jurisdictions outside the United States, on such terms and conditions different from those specified in the Plan as may, in the judgment of the Committee, be necessary or desirable to foster and promote achievement of the purposes of the Plan, and, in furtherance of such purposes, the Committee may make such modifications, amendments, procedures, or subplans as may be necessary or advisable to comply with such legal or regulatory provisions.

EXHIBIT 15.1

Offshore Logistics, Inc.
Lafayette, Louisiana

Re: Registration Statements No. 33-87450, No. 33-50946 and No. 333-100017 on Form S-8.

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated October 22, 2004 related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

New Orleans, Louisiana
November 4, 2004

EXHIBIT 31.1

CERTIFICATION

I, William E. Chiles, CEO and President, certify that:

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

Dated: November 4, 2004

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

Dated: November 4, 2004

/s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended September 30, 2004, as filed with the Securities and Exchange Commission as of the date hereof, I, William E. Chiles, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Chiles —————————————— Name: William Chiles Title: Chief Executive Officer and President Date: November 4, 2004

EXHIBIT 32.2

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended September 30, 2004, as filed with the Securities and Exchange Commission as of the date hereof, I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: November 4, 2004