Form 10-Q
period 2004-12-31
OFFSHORE LOGISTICS INC
filed 2005-04-05
CIK 73887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

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

        Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 1, 2005.

        23,314,708 shares of Common Stock, $.01 par value

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Gross revenue:
Operating revenue	$155,977	$138,715	$462,083	$412,037
Gain on disposal of assets	2,021	357	8,177	2,588

	157,998	139,072	470,260	414,625
Operating expense:
Direct cost	115,719	107,551	338,058	310,224
Depreciation and amortization	10,790	9,778	31,820	29,077
General and administrative	11,075	10,973	33,084	28,060

	137,584	128,302	402,962	367,361

Operating income	20,414	10,770	67,298	47,264
Earnings from unconsolidated affiliates, net	1,769	1,930	5,690	6,880
Interest income	985	280	2,168	1,328
Interest expense	4,056	3,818	11,970	12,773
Loss on extinguishment of debt	--	--	--	(6,205)
Other income (expense), net	(2,599)	(4,352)	(2,038)	(6,246)

Income before provision for income taxes
and minority interest	16,513	4,810	61,148	30,248
Provision for income taxes	4,953	1,444	18,344	9,075
Minority interest	(61)	(576)	(299)	(1,615)

Net income	$11,499	$2,790	$42,505	$19,558

Net income per common share:
Basic	$0.49	$0.12	$1.85	$0.87

Diluted	$0.49	$0.12	$1.82	$0.86

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited) December 31, 2004	March 31, 2004
	(in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$149,920	$85,679
Accounts receivable	126,317	121,146
Inventories	141,336	133,073
Prepaid expenses and other	11,583	10,874

Total current assets	429,156	350,772
Investments in unconsolidated affiliates	38,204	38,929
Property and equipment - at cost:
Land and buildings	29,192	26,594
Aircraft and equipment	814,245	797,783

	843,437	824,377
Less: accumulated depreciation and amortization	(247,606)	(238,721)

	595,831	585,656
Goodwill	26,872	26,829
Other assets	42,830	42,717

	$1,132,893	$1,044,903

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$34,221	$27,439
Accrued liabilities	63,859	65,257
Deferred taxes	864	1,802
Current maturities of long-term debt	6,714	4,417

Total current liabilities	105,658	98,915
Long-term debt, less current maturities	256,337	251,117
Other liabilities and deferred credits	155,009	147,326
Deferred taxes	96,397	92,042
Minority interest	4,646	9,385
Stockholders' Investment:
Common Stock, $.01 par value, authorized 35,000,000 shares;
outstanding 23,275,375 and 22,631,221 at December 31 and
March 31, respectively (exclusive of 1,281,050 treasury shares)	233	226
Additional paid-in capital	156,050	141,384
Retained earnings	395,107	352,602
Accumulated other comprehensive income (loss)	(36,544)	(48,094)

	514,846	446,118

	$1,132,893	$1,044,903

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended December 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$42,505	$19,558
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	31,820	29,077
Increase (decrease) in deferred taxes	5,470	2,778
Gain on asset dispositions	(8,177)	(2,588)
Loss on extinguishment of debt	--	6,205
Equity in earnings from unconsolidated affiliates
over (under) dividends received	8,826	(4,459)
Minority interest in earnings	299	1,615
(Increase) decrease in accounts receivable	26	4,782
(Increase) decrease in inventories	(4,387)	(5,484)
(Increase) decrease in prepaid expenses and other	974	7,438
Increase (decrease) in accounts payable	4,989	(4,353)
Increase (decrease) in accrued liabilities	(4,322)	1,844
Increase (decrease) in other liabilities and deferred credits	1,849	311

Net cash provided by (used in) operating activities	79,872	56,724

Cash flows from investing activities:
Capital expenditures	(51,689)	(53,806)
Assets purchased on behalf of affiliate	--	(35,394)
Proceeds from sale of assets to affiliate	--	35,394
Proceeds from asset dispositions	39,805	4,758
Acquisitions, net of cash received	(1,986)	--
Investments	(8,166)	(1,729)

Net cash provided by (used in) investing activities	(22,036)	(50,777)

Cash flows from financing activities:
Proceeds from borrowings	--	242,981
Repayment of debt and payment of debt redemption premiums	(1,794)	(233,384)
Re-purchase of shares from minority interests	(7,389)	--
Payment to minority interests	(51)	--
Issuance of common stock	11,871	1,147

Net cash provided by (used in) financing activities	2,637	10,744

Effect of exchange rate changes in cash	3,768	5,734

Net increase (decrease) in cash and cash equivalents	64,241	22,425
Cash and cash equivalents at beginning of period	85,679	56,800

Cash and cash equivalents at end of period	$149,920	$79,225

Interest, net of interest capitalized	$14,450	$14,794
Income taxes	$19,920	$6,929
Supplemental disclosure of non-cash investing activities:
Non monetary exchange of assets	$5,876	$--

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004

NOTE A — Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, any adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

NOTE B — Earnings per Share

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the three and nine months ended December 31, 2004 excluded 15,652 and 31,545 stock options, respectively, at a weighted average exercise price of $36.61 and $33.28, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (thousands of dollars):
Income available to common stockholders	$11,499	$2,790	$42,505	$19,558
Interest and redemption premium on convertible
debt, net of taxes(1)	--	--	--	--

Income available to common stockholders,
plus assumed conversions	$11,499	$2,790	$42,505	$19,558

Shares:
Weighted average number of common
shares outstanding	23,272,477	22,555,042	22,954,297	22,526,949
Options and restricted stock units	344,224	253,210	356,329	170,065
Convertible debt	--	--	--	--

Weighted average number of common
shares outstanding, plus assumed conversions	23,616,701	22,808,252	23,310,626	22,697,014

Net income per share:
Basic	$0.49	$0.12	$1.85	$0.87

Diluted	$0.49	$0.12	$1.82	$0.86

(1)     The assumed conversion of the convertible debt is anti-dilutive for the nine months ended December 31, 2003.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income, as reported:	$11,499	$2,790	$42,505	$19,558
Stock-based employee compensation expense,
net of tax	(681)	(428)	(1,475)	(788)

Pro forma net income	$10,818	$2,362	$41,030	$18,770

Basic earnings per share:
Earnings per share, as reported	$0.49	$0.12	$1.85	$0.87
Stock-based employee compensation expense,
net of tax	(0.03)	(0.02)	(0.06)	(0.03)

Pro forma basic earnings per share	$0.46	$0.10	$1.79	$0.84

Diluted earnings per share:
Earnings per share, as reported	$0.49	$0.12	$1.82	$0.86
Stock-based employee compensation expense,
net of tax	(0.03)	(0.02)	(0.06)	(0.03)

Pro forma diluted earnings per share	$0.46	$0.10	$1.76	$0.83

        For the three and nine months ended December 31, 2004, $39,549 and $388,957, respectively is included in compensation costs relating to the acceleration of the vesting period for certain options granted under the plans.

NOTE C — Commitments and Contingencies

        The Company employs approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, the Company began negotiations with union representatives in March 2003. The Company and the Union reached a Tentative Agreement on a new Collective Bargaining Agreement on March 10, 2005 and the agreement was ratified by the workforce on April 4, 2005.

        The new agreement is for a 42 month term and includes average wage increases for the pilot group of just over 20% as well as improvements to several other benefit plans including vacation, life and health insurance, etc. Given that the pilot group represents only 33% of our North American workforce, the Company does not believe that this level of adjustment will place us at a competitive, financial or operational disadvantage.

        On February 10, 2005, the Company issued a press release disclosing that its Audit Committee had engaged outside counsel to undertake a review of certain payments made by two affiliated entities of the Company in a foreign country. The review of these payments, which is ongoing and currently focused on the Foreign Corrupt Practices Act, has been expanded to cover operations in other countries.

        The Company has voluntarily advised the staff of the U.S. Securities and Exchange Commission (“SEC”) of the review. Subsequently, the SEC notified the Company that it had initiated an informal inquiry and requested that the Company provide certain documents to it on a voluntary basis. The Company has responded to the SEC’s requests for documents.

        While the Company intends to continue to respond to the SEC’s inquiries, the Company cannot predict the ultimate outcome of the SEC informal inquiry or the Audit Committee review. The outcome of the SEC inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former Company employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions and/or a referral to other governmental agencies.

         To date, the Company has not identified any material adjustments to its historical financial statements in connection with the review, and the Company does not believe, based on information developed to date, that any such adjustment is likely to be required.

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

        FBS Limited (“FBS”), a 50% owned company of Bristow, purchased and specially modified 47 aircraft dedicated to conducting training activities for all branches of the British military under a fifteen year contract valued at approximately £500 million over the full term. Bristow and its partner have given joint and several guarantees of up to £15.0 million ($28.7 million) related to the performance of this contract. Bristow has also guaranteed repayment of up to £10 million ($19.2 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above.

        Rotorwing Leasing Resources (“RLR”), a 49% owned company financed 90% of the purchase price of six aircraft through a five year term loan (the RLR Note). The RLR Note is secured by the six aircraft. The Company guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder has guaranteed the remaining 51% of the RLR Note ($16.2 million). As of December 31, 2004 a liability of $0.9 million representing the fair value of this guarantee is reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

NOTE D – Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Net Income	$11,499	$2,790	$42,505	$19,558
Other Comprehensive Income:
Currency translation adjustment	15,559	17,872	11,550	30,104

Comprehensive Income	$27,058	$20,662	$54,055	$49,662

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

NOTE F – Pension Plan

        The following table provides a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Service cost for benefits earned during the period	$75	$1,313	$220	$3,938
Interest cost of PBO	5,240	4,445	15,417	13,335
Expected return on assets	(4,866)	(4,007)	(14,317)	(12,021)
Amortization of Unrecognized Plan Amendment Effects	--	(457)	--	(1,370)
Amortization of Unrecognized Experience Losses	861	2,305	2,532	6,916

Net periodic pension cost	$1,310	$3,599	$3,852	$10,798

NOTE G – Restructuring Charges

        In October 2003, the Company announced that Bristow had begun a restructuring of its United Kingdom based operations. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable it to remain competitive in the North Sea offshore helicopter market.

        As part of the restructuring program, Bristow reduced staffing levels by approximately 100 positions, or 11% of its United Kingdom workforce, over a twelve-month period ending on December 31, 2004. For the nine months ended December 31, 2004, Bristow incurred approximately £0.4 million ($0.6 million) in severance costs that are included in general and administrative expense in the accompanying consolidated statement of income and are allocated to Corporate. No costs were incurred for the three months ended December 31, 2004. Bristow has incurred to date approximately £2.2 million ($4.0 million) in severance costs and approximately £0.3 million ($0.6 million) in other restructuring costs. No additional costs are expected to be incurred for this restructuring program.

        In June 2004, Bristow notified its employees that it had been unable to reach an agreement to transfer the technical services operations into one of its existing joint ventures, but that it was still exploring the possible transfer of certain of its contracts within the Technical Services business unit to the joint venture. The sale of these contracts occurred in November 2004. See Note I for further discussion. Additionally, the remaining operations of Technical Services in the United Kingdom is being downsized by ceasing to perform certain types of third party work that has generated lower than expected financial results for the last two years. As a result of the downsizing, Bristow reduced staffing levels by an additional 80 positions in the Technical Services business unit over a nine-month period ending on December 31, 2004. For the three month period ended December 31, 2004, Bristow incurred approximately £38,000 ($73,000) in severance costs. This amount is included in General and Administrative expense in the consolidated statement of income and has been allocated to the Helicopter Activities segment, specifically the Technical Services business unit. For the nine month period ended December 31, 2004, Bristow has incurred approximately £1.6 million ($2.9 million) in severance costs and approximately £80,000 ($145,000) in other related costs. Approximately £1.3 million ($2.4 million) and £0.3 million ($0.5 million) of costs incurred to date are included in Direct Cost and General and Administrative expense, respectively, in the consolidated statement of income and have been allocated to the Helicopter Activities segment, specifically the Technical Services business unit.

        The balance of the accrued restructuring charges recorded in connection with the restructuring and downsizing of Bristow’s United Kingdom based operations at December 31, 2004 was as follows:

	Employee Severance And Other Related Benefits	Other Restructuring Costs	Total
	(in thousands)
Restructuring Costs, incurred to date	$6,865	$734	$7,599
Cash payments	(6,101)	(639)	(6,740)

Accrual balance at December 31, 2004	$764	$95	$859

        The balance is expected to be paid in the next quarter.

NOTE H – Acquisition

        On July 15, 2004, Bristow purchased a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and simultaneously, through two 51% owned companies, purchased two large twin-engine helicopters and two fixed-wing aircraft, all for $10.7 million. The acquisition was accounted for under the purchase method and the results of the Russian helicopter company from the date of acquisition are included in the consolidated results. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. Included in the debt assumed is $1.8 million due to a company that is affiliated with the other shareholders of Aviashelf. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. No goodwill was recorded. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statements of income.

NOTE I – Related Parties

        In November 2004, Bristow sold certain of its contracts within the Technical Services business unit and seven medium aircraft to FB Heliservices Limited (FBH), a 50% owned unconsolidated affiliate. Bristow received proceeds of approximately £7.9 million ($15.1 million) on this transaction and recognized a gain of £1.1 million ($2.1 million) that is included in the consolidated statement of income. Bristow and the other 50% shareholder of FBH each funded FBH £4.3 million ($8.2 million) to enable it to consummate the transaction. This additional investment in FBH is included in the consolidated statement of cash flows.

NOTE J – Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchange of Nonmonetary Assets”, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R becomes effective for the first reporting period that begins after June 15, 2005 and will require companies to expense stock options and other share-based payments. The Company does not currently know whether the implementation of SFAS No. 123R would result in financial results materially different from pro forma results presented in Note B.

NOTE K– Segment Information

        The Company operates principally in two business segments: Helicopter Activities and Production Management Services. The following shows reportable segment information for the three and nine months ended December 31, 2004 and 2003, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Segment operating revenue from external customers:
Helicopter activities:
North American Operations	$34,887	$35,107	$109,854	$108,044
North Sea Operations	43,817	38,277	132,817	119,187
International Operations	56,752	45,908	158,225	129,037
Technical Services	5,307	6,585	17,185	18,618

Total Helicopter Activities	140,763	125,877	418,081	374,886
Production Management Services	14,925	12,597	43,214	36,253

Total segment operating revenue	$155,688	$138,474	$461,295	$411,139

Intersegment operating revenue:
Helicopter activities:
North American Operations	$4,855	$4,309	$14,692	$11,881
North Sea Operations	4,737	4,806	13,308	12,647
International Operations	231	230	937	698
Technical Services	1,959	8,021	8,313	12,068

Total Helicopter Activities	11,782	17,366	37,250	37,294
Production Management Services	18	14	50	49

Total intersegment operating revenue	$11,800	$17,380	$37,300	$37,343

Consolidated operating revenue reconciliation:
Helicopter activities:
North American Operations	$39,742	$39,416	$124,546	$119,925
North Sea Operations	48,554	43,083	146,125	131,834
International Operations	56,983	46,138	159,162	129,735
Technical Services	7,266	14,606	25,498	30,686

Total Helicopter Activities	152,545	143,243	455,331	412,180
Production Management Services	14,943	12,611	43,264	36,302
Corporate	2,438	2,925	7,555	8,877
Intersegment eliminations	(13,949)	(20,064)	(44,067)	(45,322)

Total consolidated operating revenue	$155,977	$138,715	$462,083	$412,037

Consolidated operating income reconciliation:
Helicopter activities:
North American Operations	$4,107	$7,070	$18,811	$20,628
North Sea Operations	8,793	(437)	25,170	8,261
International Operations	7,458	4,907	22,731	16,656
Technical Services	(266)	1,023	(3,013)	1,296

Total Helicopter Activities	20,092	12,563	63,699	46,841
Production Management Services	1,219	540	2,985	1,942
Gain on disposal of assets	2,021	357	8,177	2,588
Corporate	(2,918)	(2,690)	(7,563)	(4,107)

Total consolidated operating income	$20,414	$10,770	$67,298	$47,264

NOTE L — Supplemental Condensed Consolidating Financial Information

        In connection with the sale of the Company’s $230 million 6 1/8% Notes due 2013, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.‘s other subsidiaries (the “Non-Guarantor Subsidiaries”). On March 31, 2004, Airlog International Ltd., one of the Company’s wholly-owned subsidiaries exceeded the threshold for the determination of a significant subsidiary as defined in the $230 million 6 1/8% Note Agreement. Therefore, this subsidiary executed a Supplemental Indenture and its financial information is reflected in Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet as of December 31, 2004 and the Supplemental Condensed Consolidating Statement of Income and Supplemental Condensed Consolidating Statement of Cash Flows for the nine months ended December 31, 2004. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTE L – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Balance Sheet
December 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$21,476	$10,147	$118,297	$--	$149,920
Accounts receivable	32,985	42,098	88,819	(37,585)	126,317
Inventories	--	73,413	67,923	--	141,336
Prepaid expenses and other	141	2,103	9,339	--	11,583

Total current assets	54,602	127,761	284,378	(37,585)	429,156
Intercompany investment	281,508	1,046	--	(282,554)	--
Investments in unconsolidated affiliates	736	3,550	33,918	--	38,204
Intercompany notes receivable	545,344	--	11,485	(556,829)	--
Property and equipment--at cost:
Land and buildings	135	20,012	9,045	--	29,192
Aircraft and equipment	1,477	325,060	487,708	--	814,245

	1,612	345,072	496,753	--	843,437
Less: Accumulated depreciation
and amortization	(1,416)	(98,416)	(147,774)	--	(247,606)

	196	246,656	348,979	--	595,831
Goodwill	--	18,593	8,168	111	26,872
Other assets	6,289	749	35,792	--	42,830

	$888,675	$398,355	$722,720	$(876,857)	$1,132,893

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$257	$10,324	$29,174	$(5,534)	$34,221
Accrued liabilities	6,163	20,865	68,882	(32,051)	63,859
Deferred taxes	864	--	--	--	864
Current maturities of long-term debt	--	--	6,714	--	6,714

Total current liabilities	7,284	31,189	104,770	(37,585)	105,658
Long-term debt, less current maturities	230,000	--	26,337	--	256,337
Intercompany notes payable	10,037	90,613	456,179	(556,829)	--
Other liabilities and deferred credits	2,744	3,257	149,008	--	155,009
Deferred taxes	35,988	61,548	(1,139)	--	96,397
Minority interest	2,127	--	2,519	--	4,646
Stockholders' Investment:
Common stock	233	4,062	25,937	(29,999)	233
Additional paid in capital	156,050	51,169	13,477	(64,646)	156,050
Retained earnings	395,107	156,517	59,258	(215,775)	395,107
Accumulated other comprehensive
income (loss)	49,105	--	(113,626)	27,977	(36,544)

	600,495	211,748	(14,954)	(282,443)	514,846

	$888,675	$398,355	$722,720	$(876,857)	$1,132,893

NOTE L – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$668	$185,309	$276,106	$--	$462,083
Intercompany revenue	--	2,999	2,697	(5,696)	--
Gain on disposal of assets	--	1,774	6,403	--	8,177

	668	190,082	285,206	(5,696)	470,260
Operating expense:
Direct cost	--	137,148	200,910	--	338,058
Intercompany expense	--	2,697	2,609	(5,306)	--
Depreciation and amortization	87	11,256	20,477	--	31,820
General and administrative	8,292	8,978	16,204	(390)	33,084

	8,379	160,079	240,200	(5,696)	402,962

Operating income (loss)	(7,711)	30,003	45,006	--	67,298
Earnings from unconsolidated affiliates, net	29,901	1,784	4,064	(30,059)	5,690
Interest income	37,314	59	2,662	(37,867)	2,168
Interest expense	11,272	195	38,370	(37,867)	11,970
Other income (expense), net	(151)	12	(1,899)	--	(2,038)

Income before provision for income
Taxes and minority interest	48,081	31,663	11,463	(30,059)	61,148
Allocation of consolidated income taxes	5,407	9,499	3,438	--	18,344
Minority interest	(169)	--	(130)	--	(299)

Net income	$42,505	$22,164	$7,895	$(30,059)	$42,505

NOTE L – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Cash Flows
December 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in)
operating activities	$(4,560)	$43,427	$66,746	$(25,741)	$79,872

Cash flows from investing activities:
Capital expenditures	(98)	(44,256)	(9,513)	2,178	(51,689)
Proceeds from asset dispositions	8,011	12,234	21,738	(2,178)	39,805
Acquisition, net of cash received	--	--	(1,986)	--	(1,986)
Investments	1,000	(1,150)	(8,016)	--	(8,166)

Net cash provided by (used in)
investing activities	8,913	(33,172)	2,223	--	(22,036)

Cash flows from financing activities:
Proceeds from borrowings	--	--	987	(987)	--
Repayment of debt	--	--	(1,794)	--	(1,794)
Repayment of intercompany debt	(18,415)	(8,000)	(313)	26,728	--
Re-purchase of shares from minority
interests	(7,389)	--	--	--	(7,389)
Payment to minority interests	(51)	--	--	--	(51)
Issuance of common stock	11,871	--	--	--	11,871

Net cash used in financing activities	(13,984)	(8,000)	(1,120)	25,741	2,637

Effect of exchange rate changes in cash	--	--	3,768	--	3,768

Net increase (decrease) in cash and
cash equivalents	(9,631)	2,255	71,617	--	64,241
Cash and cash equivalents
at beginning of period	31,106	7,892	46,681	--	85,679

Cash and cash equivalents
at end of period	$21,475	$10,147	$118,298	$--	$149,920

NOTE L – Supplemental Condensed Consolidating Financial Statements – Continued

Supplemental Condensed Consolidating Balance Sheet
March 31, 2004

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,106	$5,990	$48,583	$--	$85,679
Accounts receivable	8,135	38,804	84,648	(10,441)	121,146
Inventories	--	68,807	64,117	149	133,073
Prepaid expenses and other	302	4,161	6,411	--	10,874

Total current assets	39,543	117,762	203,759	(10,292)	350,772
Intercompany investment	259,179	--	--	(259,179)	--
Investments in unconsolidated affiliates	894	--	38,035	--	38,929
Intercompany notes receivable	507,001	--	25,688	(532,689)	--
Property and equipment--at cost:
Land and buildings	135	17,689	8,770	--	26,594
Aircraft and equipment	1,464	294,910	501,409	--	797,783

	1,599	312,599	510,179	--	824,377
Less: Accumulated depreciation
and amortization	(1,410)	(95,629)	(141,682)	--	(238,721)

	189	216,970	368,497	--	585,656
Goodwill	--	13,839	12,879	111	26,829
Other assets	6,255	119	36,343	--	42,717

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Accounts payable	$333	$7,191	$23,532	$(3,617)	$27,439
Accrued liabilities	6,990	12,521	52,570	(6,824)	65,257
Deferred taxes	1,802	--	--	--	1,802
Current maturities of long-term debt	--	--	4,417	--	4,417

Total current liabilities	9,125	19,712	80,519	(10,441)	98,915
Long-term debt, less current maturities	230,000	--	21,117	--	251,117
Intercompany notes payable	24,576	88,941	419,172	(532,689)	--
Other liabilities and deferred credits	1,271	3,130	142,925	--	147,326
Deferred taxes	8,583	56,468	26,991	--	92,042
Minority interest	9,385	--	--	--	9,385
Stockholders' Investment:
Common stock	226	4,062	22,828	(26,890)	226
Additional paid in capital	141,384	51,168	13,475	(64,643)	141,384
Retained earnings	352,454	125,209	62,318	(187,379)	352,602
Accumulated other comprehensive
income (loss)	36,057	--	(104,144)	19,993	(48,094)

	530,121	180,439	(5,523)	(258,919)	446,118

	$813,061	$348,690	$685,201	$(802,049)	$1,044,903

NOTE L – Supplemental Condensed Consolidating Financial Statements — Continued

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Gross revenue:
Operating revenue	$631	$144,620	$266,786	$--	$412,037
Intercompany revenue	--	9,107	1,333	(10,440)	--
Gain on disposal of assets	--	610	1,978	--	2,588

	631	154,337	270,097	(10,440)	414,625
Operating expense:
Direct cost	--	112,530	197,694	--	310,224
Intercompany expense	8	1,324	8,386	(9,718)	--
Depreciation and amortization	162	9,444	19,471	--	29,077
General and administrative	5,146	7,543	16,093	(722)	28,060

	5,316	130,841	241,644	(10,440)	367,361

Operating income (loss)	(4,685)	23,496	28,453	--	47,264
Earnings from unconsolidated affiliates, net	15,822	--	6,985	(15,927)	6,880
Interest income	31,435	14	1,401	(31,522)	1,328
Interest expense	12,178	2	32,115	(31,522)	12,773
Loss on extinguishment of debt	(6,205)	--	--	--	(6,205)
Other income (expense), net	(767)	(15)	(5,464)	--	(6,246)

Income (loss) before provision for
income taxes and minority interest	23,422	23,493	(740)	(15,927)	30,248
Allocation of consolidated income taxes	2,249	7,048	(222)	--	9,075
Minority interest	(1,615)	--	--	--	(1,615)

Net income (loss)	$19,558	$16,445	$(518)	$(15,927)	$19,558

NOTE L – Supplemental Condensed Consolidating Financial Statements — Continued

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

We have reviewed the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of December 31, 2004, the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2004 and 2003, and the related consolidated statements of cash flows for the nine-month periods ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
April 1, 2005

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

        A summary of operating results and other income statement information for the applicable periods is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Operating revenue	$155,977	$138,715	$462,083	$412,037
Gain on disposal of assets	2,021	357	8,177	2,588
Operating expenses	(137,584)	(128,302)	(402,962)	(367,361)

Operating income	20,414	10,770	67,298	47,264
Earnings from unconsolidated affiliates, net	1,769	1,930	5,690	6,880
Interest income (expense), net	(3,071)	(3,538)	(9,802)	(11,445)
Loss on extinguishment of debt	--	--	--	(6,205)
Other income (expense), net	(2,599)	(4,352)	(2,038)	(6,246)

Income before provision for income taxes
and minority interest	16,513	4,810	61,148	30,248
Provision for income taxes	4,953	1,444	18,344	9,075
Minority interest	(61)	(576)	(299)	(1,615)

Net income	$11,499	$2,790	$42,505	$19,558

        We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. Because this agreement became amendable in May 2003, we began negotiations with union representatives in March 2003. We reached a Tentative Agreement with the Union on a new Collective Bargaining Agreement on March 10, 2005 and the agreement was ratified by the workforce on April 4, 2005.

        The new agreement is for a 42 month term and includes average wage increases for the pilot group of just over 20% as well as improvements to several other benefit plans including vacation, life and health insurance, etc. Given that the pilot group represents only 33% of our North American workforce, we do not believe that this level of adjustment will place us at a competitive, financial or operational disadvantage.

        In October 2003, the restructuring of Bristow’s North Sea Operations was announced. The restructuring is designed to reduce costs and promote operational and managerial efficiencies to enable Bristow to remain competitive in the North Sea offshore helicopter market. As part of the restructuring program, Bristow reduced staffing levels by approximately 100 positions, or 11%, of its United Kingdom workforce over a twelve-month period, ending on December 31, 2004. Bristow has incurred approximately £2.5 million ($4.6 million) in severance and other restructuring costs. The reductions will generate approximately £3.5 million ($6.4 million) in savings during fiscal 2005, on an annualized basis, primarily from decreased salary costs.

        In June 2004, Bristow notified its employees that it had been unable to reach an agreement to transfer the technical services operations into an existing joint venture, but that the possible transfer of certain contracts within the Technical Services business unit to the joint venture was still being explored. The sale of these contracts occurred in November 2004. See Note I to the consolidated financial statements for further discussion. Additionally, the remaining operations of technical services in the United Kingdom is being downsized by ceasing to perform certain types of third party work that has generated poor financial results for the last two years. As a result of the downsizing, Bristow has reduced staffing levels by an additional 80 positions in the Technical Services business unit over a nine-month period ending on December 31, 2004. Approximately £1.6 million ($2.9 million) in severance costs and approximately £80,000 ($145,000) in other related costs have been incurred as of December 31, 2004. The reductions will generate savings from decreased salary costs which will be offset by reduced third party revenue from this business unit.

        In November 2003, our 49%-owned Mexican affiliate was unsuccessful in renewing a contract for seven aircraft contracted to PEMEX that expired during calendar year 2004. In October 2004, that affiliate was awarded a five month contract for five of the seven aircraft mentioned above that concluded on February 28, 2005. We plan to utilize these aircraft to provide services to other offshore users in Mexico or will redeploy to other international markets in a reasonable time period.

        Subsequent to December 31, 2004, Bristow was awarded two contracts to provide helicopter services in the North Sea. The first is a seven-year contract with Shell Exploration & Production (Shell). This contract will begin on July 1, 2005 at the conclusion of the current seven-year contract, and is for a total of six aircraft: two large and four medium. The second contract is a five-year contract with Talisman Energy (UK). The contract will commence on April 1, 2005 and will utilize two large aircraft. Additionally, Bristow was awarded the renewal of a contract in Nigeria with an international oil company subsequent to quarter-end for a minimum of five medium aircraft. The contract term is for five years, beginning on April 1, 2005.

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

        On July 15, 2004, Bristow purchased a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and simultaneously, through two 51% owned companies, purchased two large twin-engine helicopters and two fixed-wing aircraft, all for $10.7 million. The acquisition was accounted for under the purchase method and the results of the Russian helicopter company from the date of acquisition are included in the consolidated results. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. No goodwill was recorded. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to our consolidated statements of income.

        On February 10, 2005, we issued a press release disclosing that our Audit Committee had engaged outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which is ongoing and currently focused on the Foreign Corrupt Practices Act, has been expanded to cover operations in other countries.

        We have voluntarily advised the staff of the U.S. Securities and Exchange Commission (“SEC”) of the review. Subsequently, the SEC notified us that it had initiated an informal inquiry and requested that we provide certain documents to it on a voluntary basis. We have responded to the SEC’s requests for documents.

        While we intend to continue to respond to the SEC’s inquiries, we cannot predict the ultimate outcome of the SEC informal inquiry or the Audit Committee review. The outcome of the SEC inquiry and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions and/or a referral to other governmental agencies.

        To date, we have not identified any material adjustments to our historical financial statements in connection with the review, and we do not believe, based on information developed to date, that any such adjustment is likely to be required.

        We expect to incur costs associated with this review which will be expensed as incurred and could be significant in the fiscal quarters in which they are recorded.

General

        We operate our business in two segments: Helicopter Activities and Production Management Services. We conduct our Helicopter Activities through the following four business units:

     •   North American Operations;
     •   North Sea Operations;
     •   International Operations; and
     •   Technical Services.

        For the nine months ended December 31, 2004, our North American Operations, North Sea Operations, International Operations and Technical Services contributed 24%, 29%, 34%, and 4%, respectively, of our operating revenue. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the nine months ended December 31, 2004.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except flight hours)
Flight hours (excludes unconsolidated affiliates):
Helicopter Activities:
North American Operations	28,180	29,369	92,604	94,394
North Sea Operations	9,207	10,399	30,521	33,542
International Operations	22,332	22,589	69,147	65,807
Technical Services	293	548	1,421	1,305

Total	60,012	62,905	193,693	195,048

Operating revenue:
Helicopter Activities:
North American Operations	$39,742	$39,416	$124,546	$119,925
North Sea Operations	48,554	43,083	146,125	131,834
International Operations	56,983	46,138	159,162	129,735
Technical Services	7,266	14,606	25,498	30,686
Less: Intercompany	(9,688)	(15,646)	(31,018)	(32,140)

Total	142,857	127,597	424,313	380,040
Production Management Services	14,943	12,611	43,264	36,302
Corporate	2,437	2,925	7,555	8,877
Less: Intersegment	(4,260)	(4,418)	(13,049)	(13,182)

Consolidated total	$155,977	$138,715	$462,083	$412,037

Operating income:
Helicopter Activities:
North American Operations	$4,107	$7,070	$18,811	$20,628
North Sea Operations	8,793	(437)	25,170	8,261
International Operations	7,458	4,907	22,731	16,656
Technical Services	(266)	1,023	(3,013)	1,296

Total	20,092	12,563	63,699	46,841
Production Management Services	1,219	540	2,985	1,942
Corporate	(2,918)	(2,690)	(7,563)	(4,107)
Gain on disposal of assets	2,021	357	8,177	2,588

Consolidated total	$20,414	$10,770	$67,298	$47,264

Operating margin:
Helicopter Activities:
North American Operations	10.3%	17.9%	15.1%	17.2%
North Sea Operations	18.1%	(1.0%)	17.2%	6.3%
International Operations	13.1%	10.6%	14.3%	12.8%
Technical Services	(3.7%)	7.0%	(11.8%)	4.2%
Total	14.1%	9.8%	15.0%	12.3%
Production Management Services	8.2%	4.3%	6.9%	5.3%
Consolidated total	13.1%	7.8%	14.6%	11.5%

Quarter ended December 31, 2004 compared to Quarter ended December 31, 2003

      Consolidated Results

        During the quarter ended December 31, 2004, our operating revenue increased to $156.0 million from $138.7 million for the quarter ended December 31, 2003. The increase in operating revenue was evidenced in both our Helicopter Activities segment and our Production Management Services segment. Our operating expense for the quarter ended December 31, 2004 increased to $137.6 million from $128.3 million for the comparable prior year quarter. Operating expenses for the three months ended December 31, 2003, includes approximately $3.0 million in restructuring costs related to our United Kingdom based operations. See Note G for further discussion. Excluding the $3.0 million in restructuring costs, the increase in operating expense was primarily a result of higher labor and fuel costs. As a result of the higher revenue, our operating income and operating margin for the quarter ended December 31, 2004 increased to $20.4 million and 13.1%, respectively, compared to $10.8 million and 7.8%, respectively, for the quarter ended December 31, 2003.

        The higher operating revenue and lower foreign currency transaction losses in the current quarter resulted in the increase in net income for the quarter ended December 31, 2004 to $11.5 million from $2.8 million for the three months ended December 31, 2003. Set forth below is a discussion of the results of operations of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities increased to $142.9 million during the three months ended December 31, 2004 from $127.6 million for the prior year comparable quarter and operating expenses increased to $122.8 million from $115.0 million. This resulted in an operating margin of 14.1% as compared to 9.8% in the similar quarter in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations remained relatively constant during the current quarter from the similar quarter in the prior year while flight activity decreased by 4.1%. Operating revenue did not decrease at the same rate as flight hours due in part to the full effect in the current quarter of a 7% rate increase for the Gulf of Mexico that was phased-in throughout fiscal 2004.

        Operating expense from our North American Operations increased to $35.6 million for the three months ended December 31, 2004 from $32.4 million for the three months ended December 31, 2003. The increase was primarily in salary and maintenance costs and depreciation expense due to the placement of new aircraft into service.

        Our operating margin in our North American Operations decreased to 10.3% for the three months ended December 31, 2004 from 17.9% for the three months ended December 31, 2003 primarily due to the higher operating expense discussed above.

        North Sea Operations. Operating revenue from North Sea Operations increased for the three months ended December 31, 2004 to $48.6 million, or 12.7%, from $43.1 million for the three months ended December 31, 2003. However, excluding foreign exchange effects, revenue from these operations increased by only 3.2%. Flight activity decreased by 11.5% between the current fiscal quarter and the prior year fiscal quarter. The reduction in flight hours is due primarily to a change in our lease arrangements in Norway. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Excluding the flight hours for Norway, flight activity decreased by 2.2% from the quarter ended December 31, 2003 to the quarter ended December 31, 2004. The increase in operating revenue despite reduced activity was due to rate adjustments with certain customers during the current fiscal year.

        Operating expenses from North Sea Operations, excluding foreign exchange effects, decreased by 16.2%. The three months ended December 31, 2003 included $1.0 million in restructuring costs. The decrease was primarily in salary costs due to the restructuring of the North Sea Operations and the amendment of the pension plan. The operating margin in North Sea Operations increased to 18.1% from (1.0)% between the current fiscal quarter and the prior year fiscal quarter.

        International Operations. Operating revenue from International Operations increased in the quarter ended December 31, 2004 to $57.0 million, or 23.5%, from $46.1 million in the quarter ended December 31, 2003 even though flight activity decreased by 1.1%. Increases were primarily noted in Australia and Nigeria with a decrease in flight activity noted in Brazil.

        In Australia, flight activity and operating revenue for the three months ended December 31, 2004 increased by 25.2% and 38.2%, respectively, from the three months ended December 31, 2003. The increase in flight activity and revenue was primarily due to a 15 month contract that commenced in July 2004 and higher ad hoc flying during the current quarter.

        In Brazil, flight activity and operating revenue decreased 37.1% and 7.1%, respectively for the three months ended December 31, 2004 from the three months ended December 31, 2003. The disproportionate decrease in flight activity and operating revenue is primarily due to a change in the mix of aircraft operating in Brazil. While flight activity has decreased, the addition of a large aircraft favorably impacted operating revenue.

        In Nigeria, flight activity and operating revenue for the quarter ended December 31, 2004 increased 12.0% and 28.6%, respectively, over the quarter ended December 31, 2003. The increase is primarily due to the addition of two medium aircraft in November 2003 and two large and one medium aircraft in April 2004. These additional aircraft accounted for 89% and 79% of the increase in flight hours and operating revenue, respectively, for the three months ended December 31, 2004.

        Operating expenses for our International Operations increased in the quarter ended December 31, 2004 to $49.5 million, or 20.1%, from $41.2 million in the quarter ended December 31, 2003. The increase was primarily due to higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations increased to 13.1% in the current quarter from 10.6% in the prior year quarter.

        Technical Services. Operating revenue for Technical Services decreased to $7.3 million during the current quarter from $14.6 million for the similar quarter in the prior year primarily due to a reduction in work performed for other business units in accordance with the downsizing plan for this business unit and the sale of certain contracts to our 50% owned unconsolidated affiliate, FB Heliservices Limited, in November 2004. Operating expenses decreased from $13.6 million for the quarter ended December 31, 2003 to $7.5 million for the quarter ended December 31, 2004. The decrease in operating expenses is primarily due to the decreased costs related to decreased activity and the sale of the contracts. As a result of the lower operating revenue, our operating margin for Technical Services decreased to (3.7)% in the current quarter from 7.0% in the prior year comparable quarter.

       Production Management Services

        Operating revenue from the Production Management Services segment increased to $14.9 million during the three months ended December 31, 2004, as compared to $12.6 million for the similar period in the prior year primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $13.7 million for the quarter ended December 31, 2004 from $12.1 million for the quarter ended December 31, 2003, primarily due to higher labor and transportation costs. As a result of the higher revenue, our operating margin increased to 8.2% from 4.3% in the similar quarter in the prior year.

       General and Administrative Costs

        Consolidated general and administrative costs for the three months ended December 31, 2003 included approximately $2.0 million in costs relating to the restructuring in our United Kingdom based operations. Excluding these costs, consolidated general and administrative costs increased by $2.1 million for the quarter ended December 31, 2004 primarily due to higher compensation expense and higher professional fees. Professional fees in the quarter ended December 31, 2004 included fees incurred in connection with an executive search, Sarbanes Oxley compliance initiatives and other projects requiring consulting services.

       Earnings from Unconsolidated Affiliates

        Earnings from unconsolidated affiliates decreased in the quarter ended December 31, 2004 by $0.2 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Mexico.

       Other Income (Expense)

        Other expense, net, for the quarter ended December 31, 2004 was $2.6 million compared to $4.4 million for the quarter ended December 31, 2003 and primarily represents foreign currency transaction losses. These losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British Pound Sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Nine months ended December 31, 2004 compared to Nine months ended December 31, 2003

      Consolidated Results

        Our operating revenue increased to $462.1 million for the nine months ended December 31, 2004 from $412.0 million for the nine months ended December 31, 2003. The increase in operating revenue was noted in both our Helicopter Activities segment and our Production Management Services segment. Our operating expense for the nine months ended December 31, 2004 increased to $403.0 million from $367.4 million for the comparable prior year nine months. The increase was primarily a result of higher labor and fuel costs. As a result of the higher revenue, our operating income and operating margin for the nine months ended December 31, 2004 increased to $67.3 million and 14.6%, respectively, compared to $47.3 million and 11.5%, respectively, for the nine months ended December 31, 2003.

        Net income for the nine months ended December 31, 2004 of $42.5 million represents a $22.9 million increase from the prior year comparable nine months. This increase primarily resulted from higher operating income, a decrease in other expense resulting from lower foreign exchange losses in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 and the $6.2 million loss on extinguishment of debt charged to expense during the nine months ended December 31, 2003. Set forth below is a discussion of the results of operations of our segments and business units.

      Helicopter Activities

        Operating revenue from Helicopter Activities increased to $424.3 million during the nine months ended December 31, 2004 from $380.0 million for the prior year comparable nine months while operating expenses increased to $360.6 million from $333.2 million. This resulted in an operating margin of 15.0% as compared to 12.3% in the similar nine months in the prior year. Helicopter Activities results are further explained below by business unit.

        North American Operations. Operating revenue from our North American Operations increased by 3.9% during the current nine months from the similar nine months in the prior year while flight activity decreased by 1.9%. Operating revenue increased despite a decrease in flight hours due to the full effect in the current nine months of a 7% rate increase for the Gulf of Mexico that was phased-in throughout fiscal 2004 and to an increase in ad hoc flights for hurricane evacuations for the second quarter of fiscal 2005.

        Operating expense from our North American Operations increased to $105.7 million for the nine months ended December 31, 2004 from $99.3 million for the nine months ended December 31, 2003. Excluding the effect of the change in salvage value and useful lives on certain aircraft types on depreciation expense, operating expenses for the nine months ended December 31, 2004 would have been $106.5 million. The increase in operating expenses was primarily in salary costs and depreciation expense.

        Our operating margin in our North American Operations decreased to 15.1% for the nine months ended December 31, 2004 from 17.2% for the nine months ended December 31, 2003 primarily due to the higher operating expenses discussed above.

        North Sea Operations. Operating revenue from North Sea Operations increased for the nine months ended December 31, 2004 to $146.1 million, or 10.8%, from $131.8 million for the nine months ended December 31, 2003. Excluding foreign exchange effects, revenue from these operations remained constant. Flight hours decreased by 9.0% between the current fiscal nine months and the prior year fiscal nine months. The reduction in flight hours is due primarily to a change in our lease arrangements in Norway. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Excluding the flight hours for Norway, flight activity decreased by 6.3% from the nine months ended December 31, 2003 to the nine months ended December 31, 2004. The reduced activity without a decline in revenue was due to rate adjustments with certain customers during the current fiscal year.

        Operating expenses from North Sea Operations, excluding foreign exchange effects, decreased by 11.9%. This decrease was primarily in salary costs due to the restructuring of the North Sea Operations and the amendment of the pension plan and in maintenance costs due to a refund of approximately £0.6 million ($1.1 million). The refund related to contractual payments made to repair and maintenance service providers for an aircraft that was subsequently disposed of in April 2004. The operating margin in North Sea Operations increased to 17.2% from 6.3% between the current fiscal nine months and the prior year fiscal nine months.

        International Operations. Operating revenue from International Operations increased in the nine months ended December 31, 2004 to $159.2 million, or 22.7%, from $129.7 million in the nine months ended December 31, 2003 primarily as a result of an 5.1% increase in flight activity from the prior nine months. Increases were primarily noted in Australia and Nigeria with a decrease in activity noted in Brazil.

        Flight activity and operating revenue for Australia increased for the nine months ended December 31, 2004 by 12.6% and 29.7%, respectively, from the nine months ended December 31, 2003. The increase was primarily due to a 15 month contract that began in July 2004 and higher ad hoc flying for the nine months ended December 31, 2004.

        In Brazil, flight activity decreased 9.2% while operating revenue increased 1.4% for the nine months ended December 31, 2004 from the nine months ended December 31, 2003. The decrease in flight activity with an increase in operating revenue is primarily due to a change in the mix of aircraft operating in Brazil. While flight activity has decreased, the addition of a large aircraft favorably impacted operating revenue.

        In Nigeria, flight activity and operating revenue for the nine months ended December 31, 2004 increased 12.8% and 30.0%, respectively, over the nine months ended December 31, 2003. The increase is primarily due to the addition of two medium aircraft in November 2003 and two large and one medium aircraft in April 2004. These additional aircraft accounted for 91% and 92% of the increase in flight hours and operating revenue, respectively, for the nine months ended December 31, 2004.

        Operating expenses for our International Operations increased in the nine months ended December 31, 2004 to $136.4 million, or 20.7%, from $113.1 million in the nine months ended December 31, 2003. The increase was primarily due to higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations increased to 14.3% in the current nine months from 12.8% in the prior year nine months.

        Technical Services. Operating revenue for Technical Services decreased to $25.5 million during the current nine months from $30.7 million for the similar nine months in the prior year primarily due to a reduction in activity in accordance with the downsizing plan for this business unit. Operating expenses decreased from $29.4 million for the nine months ended December 31, 2003 to $28.5 million for the nine months ended December 31, 2004. The decrease in operating expenses is primarily due to the reduced activity offset by severance costs of approximately £1.6 million ($2.9 million) recorded in the current fiscal year relating to the downsizing of the Technical Services operations in the United Kingdom. The downsizing will reduce staffing levels by approximately 80 positions over a nine-month period. As a result of the higher operating expenses, our operating margin for Technical Services decreased to (11.8)% in the current nine months from 4.2% in the prior year comparable nine months.

       Production Management Services

        Operating revenue from the Production Management Services segment increased by 19.2% during the nine months ended December 31, 2004, as compared to the similar period in the prior year primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $40.3 million for the nine months ended December 31, 2004 from $34.4 million for the nine months ended December 31, 2003, primarily due to higher labor and transportation costs. As a result of the higher revenue, our operating margin increased to 6.9% from 5.3% in the similar nine months in the prior year.

       General and Administrative Costs

        Consolidated general and administrative costs for the nine months ended December 31, 2003 and December 31, 2004 included approximately $2.0 million and $1.1 million, respectively, in restructuring charges for our United Kingdom operations. Excluding these costs, consolidated general and administrative costs increased by $4.1 million for the nine months ended December 31, 2004 primarily due to an increase in compensation costs and higher professional fees. Professional fees in the nine months ended December 31, 2004 included fees incurred in connection with an executive search, Sarbanes Oxley compliance initiatives and other projects requiring consulting services.

       Earnings from Unconsolidated Affiliates

        Earnings from unconsolidated affiliates decreased in the nine months ended December 31, 2004 by $1.2 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Mexico.

       Interest Expense

        Interest expense for the nine months ended December 31, 2004 decreased by $0.8 million from the nine months ended December 31, 2003. This decrease is due to interest expense on the $230.0 million 6 1/8% Senior Notes and interest expense on the 6% Convertible Subordinated Notes and on the 7 7/8% Senior Notes for one month. The proceeds from the $230.0 million 6 1/8% Senior Notes were received in June 2003. However, the 7 7/8% Senior Notes and the 6% Convertible Notes were not redeemed until July 29, 2003.

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

        Other Income (Expense)

        Other expense, net, for the nine months ended December 31, 2004 was $2.0 million compared to other expense, net, of $6.2 million for the nine months ended December 31, 2003 and primarily represents foreign currency transaction gains and losses. These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British Pound Sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea. The weakening of the U.S. dollar against the British Pound is the primary reason for the losses. The British Pound to U.S. dollar exchange rate as of March 31, 2003 was one British Pound = $1.5792 compared to one British Pound = $1.7847 as of December 31, 2003. The British Pound to U.S. dollar exchange rate as of March 31, 2004 was one British Pound = $1.8402 compared to one British Pound = $1.9161 as of December 31, 2004.

Liquidity and Capital Resources

        Cash and cash equivalents were $149.9 million as of December 31, 2004, a $64.2 million increase from March 31, 2004. Working capital as of December 31, 2004 was $323.5 million, a $71.6 million increase from March 31, 2004. Total debt was $263.1 million as of December 31, 2004.

        As of December 31, 2004, we had a £7 million ($13.4 million) revolving credit facility, of which £6.0 million ($11.5 million) is only available for letters of credit, with a United Kingdom bank that is payable on demand and expires on August 31, 2005. We had no amounts drawn under this facility as of December 31, 2004, but did have £1.4 million ($2.7 million) of letters of credit utilized which reduced availability under the line. As of December 31, 2004, we had a $30 million unsecured working capital line of credit with a U.S. bank that expires on August 31, 2006. The line of credit is subject to a sublimit of $10.0 million for the issuance of letters of credit. As of December 31, 2004, we had no amounts drawn under this facility but did have $0.7 million of letters of credit utilized which reduced availability under the line. Management believes that its normal operations, lines of credit and available financing will provide sufficient working capital and cash flow to meet operating requirements and debt service needs for the foreseeable future.

        As of December 31, 2004, we have expended $93.6 million as deposits and progress payments on total purchase commitments of $137.1 million under the November 2002 Fleet and Facilities Renewal and Refurbishment program. During the nine months ended December 31, 2004, $36.2 million was spent on deposits and progress payments under this program. Subsequent to December 31, 2004, we made additional payments under this program of $4.0 million. Sales and trade-ins of older aircraft will reduce the projected expenditures discussed above. We plan to use internally generated funds and available financing, if needed, to meet our obligations under the program.

        In March 2004, we entered a purchase agreement with Bell Helicopter Textron Canada Ltd. for a new medium-sized aircraft. The total purchase price for the aircraft was approximately $6.3 million, of which we paid a deposit of $0.3 million in April 2004 and the remaining balance in November 2004. The purchase price was paid with cash from operations.

        In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for four of our used large aircraft. The proceeds from the sale of the four used aircraft and some surplus spares and cash from operations will fund the purchase of the two new aircraft. In April 2004, we sold one of the used large aircraft discussed above. The proceeds from the sale were applied as a progress payment on the purchase of the two new large aircraft.

        In addition, during the nine months ended December 31, 2004, we received proceeds of $24.7 million primarily from the disposition of nine aircraft, which resulted in a gain of $6.1 million. We also received proceeds of $15.1 million from the sale of seven aircraft and certain contracts in our Technical Services business unit to a 50% owned unconsolidated affiliate which resulted in a gain of $2.1 million. See Note I to the consolidated financial statements for further discussion. Subsequent to December 31, 2004, we purchased one large aircraft for $17.1 million. This aircraft was acquired with existing cash and was made to fulfill customer contract requirements. During the nine months ended December 31, 2003, we received proceeds of $4.8 million primarily from the disposition of ten aircraft, which resulted in net gains of $2.6 million and purchased one small aircraft for $1.0 million and one medium aircraft for $6.1 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

        During January 2004, Bristow reached a settlement with the United Kingdom Inland Revenue regarding the tax treatment for certain aircraft maintenance expenditures. These expenditures are contractual cash payments made to certain repair and maintenance service providers in advance of the actual repair requirement. Historically these expenditures have been deducted for tax purposes as the payments were made, but these expenditures will now be treated as prepayments for United Kingdom income tax purposes to be deducted when the repair or maintenance service actually occurs. This change in treatment was made effective April 1, 2002, and resulted in a cash payment for taxes and interest of £4.0 million ($7.4 million) in fiscal 2004, with a further payment during the first quarter of fiscal 2005 of £4.6 million ($8.3 million). The payment of these taxes did not affect total tax expense on our income statement but is instead treated as a deferred tax asset to be deducted in the future when the repair and maintenance services are provided.

        As of December 31, 2004, we had recorded on our consolidated balance sheet a $145.8 million pension liability and a $35.4 million prepaid pension asset related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The asset represents the cumulative contributions made by Bristow in excess of accrued net periodic pension cost. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require Bristow to make additional cash contributions to the plan. In February 2004, a schedule of contributions was agreed for the defined benefit pension plan in order to comply with the minimum funding rules of the United Kingdom. Those rules require Bristow to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by United Kingdom legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded position of the plan as well as other changes which were made to the plan on February 1, 2004, £5.2 million ($9.6 million) was contributed to the plan in the fourth quarter of fiscal 2004 to reach the 90% funded level, and Bristow agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement.

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

        In June 2004, Airlog International Ltd., our wholly owned subsidiary, executed a Supplemental Indenture pursuant to which it became a guarantor of our 6 1/8% Notes, as further discussed in Note L to the consolidated financial statements.

        We have the following contractual obligations and commercial commitments as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-Term Debt	$263,051	$6,714	$26,337	$--	$230,000
Operating Leases	16,477	767	6,041	2,916	6,753
Pension Obligation	43,600	4,800	14,400	9,600	14,800
Unconditional Purchase
Obligations	78,240	37,738	40,502	--	--

Total Contractual Cash Obligations	$401,368	$50,019	$87,280	$12,516	$251,553

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Other Commerical Commitments
Debt Guarantee	$33,517	$--	$--	$14,356	$19,161
Letters of Credit	3,422	2,523	899	--	--

Total Commercial Commitments	$36,939	$2,523	$899	$14,356	$19,161

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchange of Nonmonetary Assets”, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. We do not expect the adoption of SFAS No. 153 to have a significant impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R becomes effective for the first reporting period that begins after June 15, 2005 and will require companies to expense stock options and other share based payments. We do not currently know whether implementation of SFAS No. 123R would result in financial results materially different from pro forma results presented in Note B to the consolidated financial statements.

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

        Our forward-looking statements reflect our views and assumptions on the date of this Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in our 10-K for the fiscal year ended March 31, 2004; those risks cited in our Forms 10-Q and 8-K filed during the current fiscal year; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; increased labor costs place us at a financial or operational disadvantage; insurance coverage for accidents proves inadequate; our restructuring of the Technical Services or North Sea Operations do not generate anticipated benefits; and that we are not able to utilize the five Mexican aircraft to provide services to other offshore users or we are unable to re-deploy our Mexican aircraft.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        We use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. Most of our revenue and expenses from North Sea Operations are denominated in British Pounds Sterling (“pound”). As of December 31, 2004, we did not have any nominal forward exchange contracts outstanding. Management does not believe that our limited exposure to foreign currency exchange risk necessitates the extensive use of forward exchange contracts.

Item 4. Controls and Procedures

    (a)       Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with Generally Accepted Accounting Principles. As of March 31, 2005, we carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, and as a result of information being reviewed by the Audit Committee of our Board of Directors as described in Note C to our unaudited Consolidated Financial Statements for the period ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer have determined that, as of December 31, 2004, certain of our disclosure controls and procedures were not sufficiently effective to ensure that all information required to be disclosed in our reports to the Securities and Exchange Commission was accumulated and communicated in a manner to allow our management to make timely decisions regarding required disclosure. Our management is reviewing the results of the Audit Committee’s review to date in order to design and implement remedial actions intended to improve disclosure controls and procedures and correct deficiencies.

    (b)       There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.      Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number                Description of Exhibit

3.1	Delaware Certificate of Incorporation of the Company (filed as Exhibit 3(10) to the Company’s Form 10-K for the fiscal year ended June 30, 1989), and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989 (filed as Exhibit 3(5) to the Company’s Form 10-K for the fiscal year ended June 30, 1990), and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992 (filed as Exhibit 3 to the Company’s Form 8-K filed in December 1992), and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 3(7) to the Company’s Form 8-K filed in February 1996), and incorporated herein by reference.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3(9) to the Company’s Form 10-K for the fiscal year ended June 30, 1996), and incorporated herein by reference.

15.1	Letter from KPMG LLP dated April 4, 2005, regarding unaudited interim financial information. Furnished herewith.

31.1	Certification by President and Chief Executive Officer. Furnished herewith.

31.2	Certification by Chief Financial Officer. Furnished herewith.

32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC. /s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis Vice President and Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer)

                                             DATE: April 5, 2005

EXHIBIT 15.1

Offshore Logistics, Inc.
Lafayette, Louisiana

Re: Registration Statements No. 33-87450, No. 33-50946 and No. 333-100017 on Form S-8.

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated April 1, 2005 related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

New Orleans, Louisiana
April 4, 2005

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

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting;

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

Dated: April 5, 2005

/s/ William E. Chiles —————————————— William E. Chiles CEO and President

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

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting;

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

Dated: April 5, 2005

/s/ H. Eddy Dupuis —————————————— H. Eddy Dupuis CFO and Vice President

EXHIBIT 32.1

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended December 31, 2004, as filed with the Securities and Exchange Commission as of the date hereof (“the Report”), I, William E. Chiles, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William E. Chiles —————————————— Name: William E. Chiles Title: Chief Executive Officer and President Date: April 5, 2005

EXHIBIT 32.2

CERTIFICATION UNDER SECTION 906
OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Offshore Logistics, Inc. (the “Company”) for the period ended December 31, 2004, as filed with the Securities and Exchange Commission as of the date hereof (“the Report”), I, H. Eddy Dupuis, Chief Financial Officer and Vice-President of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d), as appropriate, of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Eddy Dupuis —————————————— Name: H. Eddy Dupuis Title: Chief Financial Officer and Vice President Date: April 5, 2005