Form 10-K
period 2005-03-31
OFFSHORE LOGISTICS INC
filed 2005-12-16
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-31617
Offshore Logistics, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 W. Sam Houston Parkway South, Suite 1700 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrant’s telephone number, including area code: (713) 267-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐     NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)  YES ☑     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2004 was $753,159,268.

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2005 was 23,344,508.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OFFSHORE LOGISTICS, INC.

INDEX — FORM 10-K

i

OFFSHORE LOGISTICS, INC.

ANNUAL REPORT (FORM 10-K)

INTRODUCTION

This Annual Report on Form 10-K is filed by Offshore Logistics, Inc., a Delaware corporation, which we refer to separately as Offshore Logistics, the Company or the registrant. We operate in two business segments — Helicopter Services and Production Management Services. During fiscal year 2005, we conducted our Helicopter Services through four business units: North American Operations, North Sea Operations, International Operations and Technical Services. We currently conduct our Helicopter Services through six business units:

North American Operations;

South and Central American Operations;

European Operations;

West African Operations;

Southeast Asian Operations; and

Other International Operations.

We use the pronouns “we,” “our” and “us” to refer collectively to Offshore Logistics and our consolidated subsidiaries and affiliates. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates. Offshore Logistics, Bristow Aviation Holdings, Ltd. its consolidated subsidiaries and affiliates and the unconsolidated affiliates is each a separate corporation, limited liability company or other legal entity, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.

THE INTERNAL REVIEW

In February 2005, we voluntarily advised the staff of the United States Securities and Exchange Commission (the “SEC”) that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded to cover operations in other countries and other issues (the “Internal Review”).

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. Subsequently, the SEC advised us that the inquiry had become an investigation. We have responded to the SEC’s requests for documents and are continuing to do so.

The Internal Review is complete and the accompanying financial statements reflect all known required restatements. As a follow-up to matters identified during the course of the Internal Review, Special Counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the steps being performed by Special Counsel.

RESTATEMENT

As a result of the Internal Review findings, we have restated our historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. In connection with this matter, our restated consolidated statements of income reflect reductions in operating income of $4.2 million and $3.2 million for fiscal years 2004 and 2003, respectively, and $4.6 million for earlier fiscal years from previously reported amounts. In addition, our consolidated statements of income reflect a reduction in operating income of $3.8 million for fiscal year 2005 from the previously announced amount. At this time, we cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the SEC investigation; however, such payments, fines and/or penalties could have a material adverse effect on our business, financial condition and results of operations.

Our management has separately determined that we were not reporting reimbursements received from our customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). Our customers reimburse us for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, our management has determined that we did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and we did not properly record expenses related to payroll taxes incurred by one of our foreign subsidiaries. In accordance with GAAP, we have restated our historical financial statements for fiscal years 2004 and 2003 to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and we increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $53.4 million and $46.4 million for fiscal years 2004 and 2003, respectively, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.5 million and $0.2 million in fiscal years 2004 and 2003, respectively. For all three items, operating revenues were increased $55.3 million and direct costs were increased by $56.3 million from the previously announced amount for fiscal year 2005.

See Note A to the “Notes to Consolidated Financial Statements” in “Item 8. Consolidated Financial Statements and Supplementary Data.”

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results are forward-looking statements.

Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described below under the heading “Risk Factors”;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal program;

•	the outcome of the SEC investigation relating to the Foreign Corrupt Practices Act and other matters, or the Internal Review has a greater than anticipated financial or business impact; and

•	the outcome of the United States Department of Justice (“DOJ”) antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

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

The SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our Company.

In October 2005, the Audit Committee reached certain conclusions with respect to findings to date from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (a) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to employees of the Nigerian government, (b) improper payments were made by certain foreign affiliated entities to Nigerian employees of certain customers with whom we have contracts, (c) inadequate employee payroll declarations and, in certain instances, tax payments were made by us or our affiliated entities in certain jurisdictions, (d) inadequate valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (e) an affiliated entity in a South American country, with the assistance of our personnel and two of our other affiliated entities, engaged in transactions which appear to have assisted the South American entity in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in our books and records and internal controls with respect to the foregoing and certain other activities.

Based on the Audit Committee’s findings and recommendations, the Board of Directors has taken disciplinary action with respect to our personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of our affiliates has also obtained the resignation of certain of its personnel.

We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.olog.com) and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new personnel and realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management.

Following the Audit Committee’s conclusions, we initiated the process of voluntarily advising governmental authorities in certain countries of the Audit Committee’s findings. We have not yet advised such foreign governmental authorities of the Audit Committee findings, but intend to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we may face difficulties exporting our aircraft. As of September 30, 2005, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $79.4 million and $2.9 million, respectively.

We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we expect to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there is a need to restate our historical consolidated financial statements for fiscal years 2000, 2001, 2002, 2003 and 2004 and for quarterly periods in fiscal year 2005. We have accrued $15.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal year 2005 includes $3.8 million attributable to this accrual, and the remainder has been reported as adjustments to amounts previously reported for fiscal year 2004 and earlier. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Annual Report will not change or require amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Annual Report and lead us to take other remedial actions or otherwise adversely impact our Company.

The disclosure and remediation of activities identified in the Internal Review could result in the loss of business relationships and adversely affect our business.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we expect to encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers may be significantly impacted.

We have commenced actions to disclose activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with us. One of such customers already has commenced its own investigation. Among other things, we have been advised that such customer intends to exercise its rights to audit a specific contract, as well as to review its other relations with us. Although we have no indication as to what the final outcome of the audit and review will be, it is possible that such customer may seek to cancel one or more existing contracts if it believes that they were improperly obtained or that we breached any of their terms. Since our customers in Nigeria are affiliates of major international petroleum companies, with whom we do business throughout the world, any actions which are taken by certain customers could have a material adverse effect on our business, financial position and results of operations, and these customers may preclude us from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude us from bidding on contracts to provide services in the countries where improper activities took place.

In connection with the Internal Review, we also have terminated our business relationship with certain agents and have taken actions to terminate business relationships with other agents. One of the terminated agents has commenced litigation against two of our foreign affiliated entities claiming damages of $16.3 million for breach of contract. We may be required to indemnify certain of our agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.

In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, we derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by us to a third party for the use of the aircraft, and approximately $0.3 million of dividend income from this joint venture. Without a joint venture partner, we will be unable to maintain an operating license and our future activities in that country may be limited to leasing our aircraft to unrelated operating companies. Our joint venture partners and agents are typically influential members of the local business community and instrumental in aiding us in obtaining contracts and managing our affairs in the local country. As a result of terminating these relationships, our ability to continue conducting business in these countries where the improper activities took place may be negatively affected. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies or conducting other business in that country, to export our aircraft or to recover our investment in the joint venture.

We expect to incur higher costs and lower profit margins as a result of the remediation of activities identified in the Internal Review.

Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent of our increased costs, our operating income will decrease.

The demand for our services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.

We provide helicopter services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and gas prices, as well as the capital expenditure budgets of oil and gas companies. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

•	the supply of and demand for oil and gas and market expectations for such supply and demand;

•	actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing countries to control prices or change production levels;

•	general economic conditions, both worldwide and in particular regions;

•	governmental regulation;

•	the price and availability of alternative fuels;

•	weather conditions, including the impact of hurricanes and other weather-related phenomena;

•	advances in exploration, development and production technology;

•	the policies of various governments regarding exploration and development of their oil and gas reserves; and

•	the worldwide political environment, including the war in Iraq, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or the other geographic areas in which we operate, or further acts of terrorism in the United States or elsewhere.

Our industry is highly competitive and cyclical, with intense price competition.

Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our services, followed by periods of low demand for our services. Changes in commodity prices can have a dramatic effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in our aircraft being idle for long periods of time.

The implementation by our customers of cost-saving measures could reduce the demand for our services.

Oil and gas companies are continually seeking to implement measures aimed at greater cost savings. As part of these measures, these companies are attempting to improve cost efficiencies with respect to helicopter transportation services. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore. In addition, these companies could initiate their own helicopter or other alternative transportation methods. The continued implementation of these kinds of measures could reduce the demand for helicopter transportation services and have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent upon the level of activity in North America and the North Sea.

Approximately 55% of our fiscal year 2005 operating revenue was derived from helicopter services provided to customers operating in North America and the North Sea. North America and the North Sea are mature exploration and production regions that have experienced substantial seismic survey and exploration activity for many years. Hurricanes Katrina and Rita have resulted in, or may result in, the plugging and abandonment of many wells in the U.S. Gulf of Mexico. Because a large number of oil and gas prospects in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in either North America or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

Our future growth depends on the level of international oil and gas activity and our ability to operate outside of North America and the North Sea.

Our future growth will depend significantly on our ability to expand into international markets outside of North America and the North Sea. Expansion of our business depends on the level of offshore oil and gas exploration, development and production activity and our ability to operate in these regions.

Expansion of our business outside of North America and the North Sea may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign sovereigns.

We can predict neither the level of activity in these areas nor the restrictions or requirements that may be imposed in the countries in which we operate. If we are unable to continue to operate or retain contracts in operations outside of North America and the North Sea, our future business, financial condition and results of operations may be adversely affected, and our operations outside of North America and the North Sea may not grow. Our operations in Nigeria and South America are likely to be negatively affected by actions that we are taking as a result of the activities identified in the Internal Review, as discussed above under “— The disclosure and remediation of activities identified in the Internal Review could result in the loss of business relationships and adversely affect our business.”

In order to grow our business, we may require additional capital in the future, which may not be available to us.

Our business is capital intensive and, to the extent we do not generate sufficient cash from operations, we need to raise additional funds through public or private debt or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. In addition, the SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could adversely affect our ability to raise additional funds. If we raise additional funds by issuing equity securities, dilution to the holdings of existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our operations outside of North America and the North Sea are subject to additional risks.

Approximately 33% of our fiscal year 2005 operating revenue was attributable to helicopter services provided to oil and gas customers operating outside of North America and the North Sea. Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

•	political, social and economic instability, including risks of war, general strikes and civil disturbances;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	the taking of property without fair compensation; and

•	the lack of well-developed legal systems in some countries which could make it difficult for us to enforce our contractual rights.

For example, there has been continuing unrest in Nigeria, where we derived 14% of our fiscal year 2005 operating revenue. While this unrest has not adversely affected our International Operations, any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations. We cannot predict whether any of these events will occur in the future in Nigeria or elsewhere.

Foreign exchange risks and controls may affect our financial position and results of operations.

Through our operations outside the U.S., we are exposed to currency fluctuations and exchange rate risks. The majority of both our revenue and expenses from our North Sea Operations is denominated in British pounds sterling. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from that associated with the corresponding expenses. In addition, some of our contracts provide for payment in currencies other than British pounds sterling or U.S. dollars. We attempt to minimize our exposure to foreign exchange rate risk by contracting the majority of our services, other than in our North Sea Operations, in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our operating revenue.

Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment, while foreign currency transaction gains or losses are credited or charged to income and reflected in other income (expense). In the past three fiscal years, our stockholders’ investment has increased by $66.2 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

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

We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Egypt, Mexico and Norway, and, as indicated above, we are negotiating to terminate our ownership interest in a joint venture in a South American country. We derive significant amounts of lease revenue, service revenue and dividend income from these entities. In fiscal year 2005, we derived approximately $3.4 million of dividend income from our unconsolidated affiliates, of which approximately $0.3 million was derived from the joint venture in such South American country. More significantly, we received approximately $46.6 million of revenues in fiscal year 2005 from the provision of aircraft and other services to unconsolidated affiliates, of which approximately $9.9 million was derived from the joint venture in such South American country. Because we do not own a majority or maintain voting control of these entities, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially causing a material adverse affect on our business and results of operations.

Helicopter operations involve risks that may not be covered by our insurance or may increase our operating costs.

The operation of helicopters inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. In addition, our Production Management Services are subject to the normal risks associated with working on oil and gas production facilities. These risks include injury to or death of personnel and damage to or loss of property.

We attempt to protect ourselves against these losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. In addition, future terrorist activity, accidents or other events could increase our insurance premiums. The loss of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could materially adversely affect our business, financial condition and results of operations.

We are subject to government regulation that limits foreign ownership of aircraft companies.

United States.  We are subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes. Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (“FAA”) and the operator of such aircraft has been issued an operating certificate by the FAA. As a general rule, an aircraft may be registered under the Federal Aviation Act only if the aircraft is owned or controlled by one or more citizens of the United States. In addition, an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of the voting interests in us, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose the privilege of operating within the United States. Deregistration of our aircraft or loss of our operating license for any reason, including foreign ownership in excess of the permitted levels, would materially adversely affect our ability to conduct our North American Operations. Our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by a non-U.S. citizen and our right to redeem those shares, to the extent necessary to comply with these requirements. As of September 30, 2005, approximately 6.2% of our outstanding Common Stock was held by persons with foreign addresses. Because a substantial portion of our Common Stock is publicly traded, our foreign ownership may fluctuate on each trading day. In addition, these foreign ownership limitations restricting our ability to issue or sell our Common Stock to non-U.S. citizens may hurt our ability to raise equity or acquire assets or businesses for Common Stock in the future.

United Kingdom.  We are subject to the Civil Aviation Act 1982, other U.K. and European statutes and regulations made thereunder. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (“CAA”).

Under the European Council Regulation 2407/92, U.K. license holders must be in possession of a valid air operator’s certificate and must operate aircraft registered in the U.K. or obtain CAA approval for their use. The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. This means that the entity that operates under the license must be owned directly or through majority ownership, and must at all times be effectively controlled, by United Kingdom or European Union nationals. We own 49% of the Common Stock of our U.K. operating affiliate, Bristow Aviation Holdings, Ltd., or Bristow, and have put/call arrangements with the other two stockholders that allow us to acquire ownership of the remaining Common Stock from these stockholders. If we were to purchase any Bristow shares pursuant to this arrangement, we would be required to find a qualified European owner to acquire those shares in order for Bristow to retain its CAA operating license. Revocation of the CAA operating license for any reason would have a material adverse effect on our North Sea Operations.

International Operations.  Certain of our International Operations are subject to restrictions on foreign ownership. Because of this, these operations are conducted primarily through unconsolidated affiliates in which local citizens own interests or pursuant to arrangements through which we operate assets or conduct operations under contracts with local entities. If changes in local regulations further limit foreign ownership or otherwise restrict our ability to conduct operations or operate assets under contracts with local entities, we may not be permitted to continue operating in these regions.

We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may materially adversely affect our business, financial condition and results of operations.

Our failure to attract and retain qualified personnel could have an adverse effect on us.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and will become more competitive if oil and gas industry activity levels increase. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. In addition, some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. Military Reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. As a result of the disclosure and remediation of activities identified in the Internal Review, we may have difficulty attracting and retaining qualified personnel, and we may incur increased expenses.

We face substantial competition in both of our business segments.

The helicopter business is highly competitive. Chartering of helicopters is usually done on the basis of competitive bidding among those providers having the necessary equipment, experience and resources. Factors that affect competition in our industry include price, reliability, safety, reputation, availability, equipment and quality of service. In addition, many of our customers have the capability to perform their own helicopter operations should they elect to do so, which has a limiting effect on our rates.

Our competitors may not face the same regulatory requirements that we face and may not be required to incur the same costs to comply with those requirements and otherwise operate their businesses.

In our North American Operations, we face competition from a number of providers, including one U.S. competitor with a comparable number of helicopters servicing the Gulf of Mexico. We have two significant competitors in the North Sea. In our International Operations, we also face significant competition. In addition, foreign regulations may also require the awarding of contracts to local operators.

The production management services business is also highly competitive. There are a number of competitors that maintain a presence throughout the U.S. Gulf of Mexico. In addition, there are many smaller operators that compete with us on a local basis or for single projects or jobs. Contracts for our Production Management Services are generally for terms of a year or less and could be awarded to our competitors upon expiration. Many of our customers are also able to perform their own production management services, should they choose to do so.

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

We depend on a small number of large oil and gas industry customers for a significant portion of our revenues.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could materially adversely affect our business, financial condition and results of operations. See “Item 1. Business — Customers and Contracts.” The results of the Internal Review may impact our ability to retain some or all of the business we have with certain of these customers. See “— The disclosure and remediation of activities identified in the Internal Review could result in the loss of business relationships and adversely affect our business.”

Our operations are subject to weather-related and seasonal fluctuations.

Generally, our operations can be impaired by harsh weather conditions. Poor visibility, high wind and heavy precipitation can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed. Thus, prolonged periods of harsh weather can materially and adversely affect our business, financial condition and results of operations.

In the Gulf of Mexico, the months of December through March have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility. In addition, in the Gulf of Mexico, June through November is tropical storm and hurricane season. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during a tropical storm or hurricane, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the coast of the U.S. Gulf of Mexico, tropical storms and hurricanes may cause substantial damage to our property there, including helicopters. For example, during the summer and fall of 2005, Hurricanes Katrina and Rita caused damage to several Louisiana facilities. See “Item 1. Business — Helicopter Services-North American Operations.” Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms and hurricanes.

The fall and winter months have fewer hours of daylight, particularly in the North Sea. While some of our aircraft are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea is lower during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil companies to limit activity during the winter months. Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may adversely affect our business, financial condition and results of operations.

Environmental regulations and liabilities may increase our costs and adversely affect us.

All of our operations are subject to local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining helicopters requires that we use, store and dispose of materials that are subject to environmental regulation. Liabilities associated with environmental matters could have a material adverse impact on our business, financial condition and results of operations. For additional information see “Item 3. Legal Proceedings.”

The DOJ investigation could result in criminal proceedings and the imposition of fines and penalties.

On June 15, 2005, we issued a press release stating that one of our subsidiaries had received a document subpoena from the Antitrust Division of the DOJ. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.

While we intend to comply with requests for information from the DOJ in connection with this investigation, we cannot predict the ultimate outcome of the DOJ investigation. The outcome of the DOJ investigation and any related legal proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations.

PART I

Item 1.	Business

OVERVIEW

We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in all of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. As of March 31, 2005, we operated 320 aircraft, and our unconsolidated affiliates operated an additional 113 aircraft throughout the world. As of September 30, 2005, we operated 331 aircraft, and our unconsolidated affiliates operated an additional 140 aircraft throughout the world. We also provide production management services for oil and gas production facilities in the U.S. Gulf of Mexico.

We operate our business in two segments: Helicopter Services and Production Management Services. During fiscal year 2005, we conducted our Helicopter Services through four business units:

•	North American Operations;

•	North Sea Operations;

•	International Operations; and

•	Technical Services.

We currently conduct our Helicopter Services through six business units:

•	North American Operations;

•	South and Central American Operations;

•	European Operations;

•	West African Operations;

•	Southeast Asian Operations; and

•	Other International Operations.

For additional information about our two segments, see Note K in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a description of certain risks affecting our business and operations, see “Risk Factors” included elsewhere in this Annual Report.

We are a Delaware corporation incorporated in 1969. On August 22, 2005, we moved our corporate headquarters from Lafayette, Louisiana to Houston, Texas. Our executive offices are now located at 2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas 77042. Our telephone number is (713) 267-7600.

Our Internet website address is http://www.olog.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 for fiscal periods ending on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

HELICOPTER SERVICES

Our customers charter our helicopters to transport personnel and time-sensitive equipment from onshore bases to offshore drilling rigs, platforms and other installations. We classify our helicopter fleet into three categories: small, medium and large. Small helicopters hold four to six passengers and are better suited for support of production management activities and for daytime flights and shorter routes. With more than 4,000 active production facilities, many of which are unable to accommodate medium or large helicopters, the U.S. Gulf of Mexico is a significant market for helicopters of this type. Medium helicopters hold up to 13 passengers and are the most versatile part of our fleet. Generally, they are equipped to fly in a variety of different operating conditions and are capable of flying longer distances and carrying larger payloads than small helicopters. Similarly, large helicopters, which can hold up to 25 passengers, are generally equipped to fly in a variety of conditions including harsh weather conditions, carry larger payloads and fly longer distances. Medium and large helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs. With their ability to carry greater payloads, travel greater distances and move at higher speeds, medium and large helicopters are preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. As a result of the greater distances offshore, demand for medium and large helicopters is also driven by drilling, development and production activity levels in deepwater throughout the world.

We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. There are also additional markets for helicopter services beyond the oil and gas industry, including search and rescue services. Markets which we do not serve include emergency medical transportation, agricultural and forestry support and general aviation activities. The existence of these alternative markets enables us to better manage our helicopter fleet by providing both a source of additional aircraft during times of high demand in the oil and gas industry and potential purchasers for our excess aircraft during times of reduced demand in the oil and gas industry.

The composition of our fleet as of March 31 and September 30, 2005, and some of the characteristics of the individual types of aircraft we own or lease are as follows:

	Number
	September 30,	March 31,	Passenger	Speed
Type	2005	2005	Capacity	(MPH)	Engine

Small Helicopters
Bell 206L Series	81	77	6	125	Turbine
Bell 206B Jet Ranger	26	28	4	115	Turbine
Bell 407	38	35	6	130	Turbine
Bo-105	2	2	4	125	Twin Turbine
EC 120	10	10	4	118	Turbine
Medium Helicopters
Bell 212	20	20	12	115	Twin Turbine
Bell 412	27	25	13	140	Twin Turbine
Sikorsky S-76	51	49	12	160	Twin Turbine
Large Helicopters
AS332L Super Puma	33	33	18	160	Twin Turbine
Bell 214ST	6	6	18	150	Twin Turbine
Sikorsky S-61	17	18	18	135	Twin Turbine
Sikorsky S-92	1	1	19	190	Twin Turbine
Mil 8	7	7	20	156	Twin Turbine
EC 225	2	—	25	173	Twin Turbine
Other (includes fixed wing)	10	9

Total	331	320

We owned 315 of the 320 aircraft that we operated as of March 31, 2005. We held the remaining five aircraft under operating leases. We owned 327 of the 331 aircraft that we operated on September 30, 2005, with the remaining four aircraft held under operating leases.

The following table shows the distribution of our small, medium and large aircraft among our business units as of March 31, 2005 and September 30, 2005:

	North American		North Sea		International
	Operations		Operations		Operations		Total
Type	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31

Small	141	135	1	1	25	22	167	158
Medium	27	25	7	7	64	62	98	94
Large	6	6	39	37	21	25	66	68

Total	174	166	47	45	110	109	331	320

The following table sets forth the number of our aircraft operated as of the dates indicated:

	As of
	September 30,	As of March 31
	2005	2005	2004	2003

North American Operations	174	166	172	178
North Sea Operations	47	45	53	57
International Operations	110	109	101	97
Technical Services	—	—	6	3

Total	331	320	332	335

Additional aircraft operated by unconsolidated affiliates	140	113	96	91

Fleet Update

During fiscal year 2003, we initiated a fleet renewal program. In December 2002, we entered into a contract with Sikorsky Aircraft Corporation, a major helicopter manufacturer, to acquire 15 new medium-sized helicopters, which are our most versatile aircraft. Six of the 15 initial aircraft were delivered in fiscal year 2004. Four of the 15 initial aircraft were delivered in fiscal year 2005. Two of the 15 initial aircraft were delivered in the first half of fiscal year 2006, and one is expected to be delivered in the fourth quarter of fiscal year 2006. The remaining two of the 15 initial aircraft are expected to be delivered in early fiscal year 2007. In June 2005, we amended the initial contract to acquire 32 additional medium-sized helicopters as part of our ongoing fleet renewal program. The first helicopter under the amended contract is due to be delivered early in fiscal year 2007, and a total of 17 additional aircraft are to be delivered in fiscal years 2007 and 2008. The remaining helicopters are slated for delivery between fiscal years 2009 and 2013. The agreement allows us to trade in one previously purchased Sikorsky aircraft for each new aircraft purchased. The agreement also gives us the option to purchase up to 24 additional aircraft with deliveries through fiscal year 2013, provided we exercise the options by an annual deadline. Thereafter, the option aircraft are subject to availability. As of September 30, 2005, the options with respect to six of the aircraft are now subject to availability.

In connection with our fleet renewal program, in March 2003, we also entered into a contract with Bell Helicopter Textron Canada Ltd., or Bell Helicopter, a major helicopter manufacturer, to acquire 14 new small helicopters. Two of these aircraft were delivered in fiscal year 2004, seven were delivered in fiscal year 2005, four were delivered subsequent to March 31, 2005, and the final helicopter under this agreement is expected to be delivered in the third quarter of fiscal year 2006.

In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar year 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for four of our used large aircraft. The proceeds from the sale of the four used aircraft and some surplus spares will principally fund the purchase of the two new aircraft. We took delivery of both of these aircraft during the second quarter of fiscal year 2006.

Subsequent to March 31, 2005, we entered into agreements with Eurocopter for the purchase of four large aircraft, all of which are expected to be delivered in the third quarter of fiscal year 2007, and for the purchase of four medium aircraft, three of which are expected to be delivered in the second half of fiscal year 2007 and one of which is expected to be delivered in the first quarter of fiscal year 2008. In addition, we entered into an agreement with Bell Helicopter for the purchase of six medium aircraft to be delivered in fiscal year 2006, two of which were delivered in the first half of fiscal year 2006. We also purchased five small used aircraft that were delivered in the first and second quarters of fiscal year 2006.

Also subsequent to March 31, 2005, we entered into an agreement regarding the purchase of three large aircraft to be utilized and owned by our unconsolidated Norwegian affiliate, Norsk Helikopter AS. We agreed to fund the purchase of one aircraft, and Norsk Helikopter AS and the other equity owner in that entity each agreed to fund the purchase of one of the two other aircraft. One is expected to be delivered in the third quarter of fiscal year 2006 and the remaining two are expected to be delivered in fiscal year 2007.

During fiscal year 2006, we expect to take delivery of 21 new aircraft, of which ten are small aircraft, nine are medium aircraft and two are large aircraft. As of September 30, 2005 we had taken delivery of nine small aircraft, four medium aircraft and two large aircraft.

North American Operations

As of March 31, 2005, we conducted our North American Helicopter Services primarily from 12 operating facilities along the U.S. Gulf of Mexico, with additional operations in Alaska. As of March 31, 2005, we operated 150 aircraft in the U.S. Gulf of Mexico and 16 aircraft in Alaska. We are the second largest supplier of helicopter services in the U.S. Gulf of Mexico and a major supplier in Alaska, where we fly the entire length of the Alyeska pipeline. The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 4,000 production platforms. These platforms are typically unmanned and are serviced by our small aircraft. Subsequent to March 31, 2005, Hurricane Katrina caused a total loss of our Venice, Louisiana shorebase facility, and Hurricane Rita severely damaged our Creole, Louisiana base and flooded our Intracoastal City, Louisiana base. At this time, we are in the process of evaluating what actions will be taken with regard to the Venice and Creole bases, and we currently expect that we will reestablish these bases. We intend to repair the damage at the Intracoastal City base as well as the minor damage at our other facilities. We expect to record a $0.3 million net gain ($2.9 million in anticipated insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.

North Sea Operations

We are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The facilities in the North Sea are large and require frequent crew change flight services. We deploy the majority of our large aircraft in this region. In addition to our oil and gas helicopter services, we are the sole civil supplier of search and rescue services to Her Majesty’s Coast Guard in the U.K. As of March 31, 2005, we operated 45 aircraft in the North Sea. We also have an ownership interest in and lease aircraft to an unconsolidated affiliate in Norway for use in its North Sea operations.

International Operations

We provide helicopter services to all of the major offshore oil and gas producing regions of the world outside of North America and the North Sea. Our International Operations are conducted in a variety of different locales, where we deploy small, medium and large aircraft in response to the market requirements and local operating conditions. As of March 31, 2005, our international fleet was composed of 109 aircraft in 12 different countries. Of these aircraft, we operated 34 helicopters in Central and South America (eight in Brazil, two in Colombia, 15 in Mexico and nine in Trinidad), 40 aircraft in Nigeria, ten aircraft in Australia, ten aircraft in Russia and 15 aircraft elsewhere in the world.

Technical Services

Our Technical Services business unit provides helicopter repair and overhaul services from facilities located in Tucson, Arizona, New Iberia, Louisiana, and Redhill, England. In November 2004, we sold certain contracts within the United Kingdom Technical Services business unit to an existing joint venture. Additionally, we began downsizing the remaining operations of technical services in the United Kingdom by ceasing to perform certain types of third-party work that had generated poor financial results during the previous two years. The remaining services include engine overhauls, engineering and design services, technical manpower support and transmission testing. While a portion of this work is performed on our own aircraft, some of these services are performed for third parties. Our Technical Services business unit also provides engineering and administrative support to the 59 aircraft operated by FBS Limited (“FBS”), FB Heliservices Limited (“FBH”) and FB Leasing Limited (“FBL”) for training the British military.

PRODUCTION MANAGEMENT SERVICES

We are a leading independent contract operator of oil and gas production facilities in the U.S. Gulf of Mexico. As of March 31, 2005, we managed or had personnel assigned to 305 production facilities in the U.S. Gulf of Mexico. Our customers are typically independent oil and gas companies who hire us to monitor and maintain their offshore production facilities and provide other services for certain onshore facilities. When servicing offshore oil and gas production facilities, our employees normally live on the facility in seven-day rotations. Our services include furnishing personnel, engineering services, production operating services, paramedic services and providing transportation of personnel and supplies between onshore bases and offshore facilities. This provides us additional opportunities to use our Helicopter Transportation Services. We also handle regulatory and production reporting for some of our customers.

The production management business depends primarily on production activity levels in the offshore U.S. oil and gas industry. Since 90% of our production management costs consist of labor and contracted transportation services, we are able to scale our operations to changing market conditions.

CUSTOMERS AND CONTRACTS

Helicopter Services

The principal customers for our Helicopter Services are national and international oil and gas companies. During fiscal years 2005, 2004 and 2003, Shell Oil Company accounted for 11%, 11% and 15%, respectively, of our operating revenue, excluding revenues associated with reimbursements for costs incurred on behalf of customers. No other customer accounted for 10% or more of our operating revenue during those fiscal years. During fiscal year 2005, our top ten customers accounted for 48% of our operating revenue, excluding revenues associated with reimbursements for costs incurred on behalf of customers.

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. Generally, these contracts permit the customer to cancel the charter before the end of the contract term. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally recharged to the customer.

Production Management Services

Customers of our Production Management Services are primarily independent oil and gas companies that own oil and gas production facilities in the U.S. Gulf of Mexico but outsource production management of their facilities to companies such as our own. This allows these customers to focus on the exploration for and development of additional oil and gas reserves. During the past three fiscal years, no single production management customer accounted for more than 10% of our operating revenue. We enter into a master service agreement with each new production management customer. When work is awarded to us, the pricing agreement included in the bid submission, which details the monthly rates for contract personnel and transportation services as well as hourly rates for services provided outside the scope of the contract, becomes a part of the master service agreement with the customer.

GOVERNMENT REGULATION

United States.  As a commercial operator of small aircraft, our U.S. operations are subject to regulations under the Federal Aviation Act of 1958, as amended, and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by United States citizens. If persons other than United States citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose our ability to operate within the United States. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would materially adversely affect our ability to conduct our North American Operations. Our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of September 30, 2005, approximately 1,450,500 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 6.2% of our total outstanding common shares as of September 30, 2005. Because a substantial portion of our Common Stock is publicly traded, our foreign ownership may fluctuate on each trading day.

United Kingdom.  Our U.K. operations are subject to the Civil Aviation Act 1982 and other U.K. and European statutes and regulations made thereunder. We carry persons and property in our helicopters pursuant to an operating license issued by the CAA. The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. This means that the entity that operates under the license must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them.

The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. Accident investigations are carried out by an inspector from the Air Accidents Investigation Branch of the Department for Transport. The CAA often imposes improved safety standards on the basis of a report of the inspector. Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the United Kingdom unless such aircraft are approved by the CAA. Changes in U.K. or European laws or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

International.  Our operations in areas other than the United States and the United Kingdom are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which local citizens own a majority interest and we hold only a minority interest, or under contracts that provide for us to operate assets for the local companies or to conduct their flight operations. Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

Production Management.  The Minerals Management Service Bureau of the United States Department of the Interior regulates the operations of oil and gas producers in the outer continental shelf of the Gulf of Mexico and, in this respect, exercises jurisdiction over personnel, production facilities and certain technical aspects of our operations.

COMPETITION

The helicopter transportation business is highly competitive throughout the world. We compete against several providers in almost all of our regions of operations. We have one significant competitor of comparable size in the U.S. Gulf of Mexico and two significant competitors in the North Sea. We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of customer support and commitment. In addition, while not the predominant practice, many of our customers in the oil and gas industry have the capability to perform their own helicopter services should they elect to do so.

Generally, customers charter helicopters on the basis of competitive bidding. In some situations, our customers may renew or extend existing contracts without employing a competitive bid process. However, customers may solicit new bids. Contracts in our North American Operations are generally renewable on an annual or shorter basis. In our North Sea and International Operations, contracts tend to be of longer duration. While price is a key determinant in the award of a contract to a successful bidder, operational experience, quality and type of equipment, customer relationship and professional reputation are also factors taken into consideration. Since many of our customers in the oil and gas industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

The production management business is also highly competitive. There are a number of competitors that operate throughout the U.S. Gulf of Mexico. In addition, there are many smaller competitors that compete locally or for single projects or jobs. Two key elements in competing for production management contracts are personnel costs and transportation costs. In addition, the reliability of the production manager and the quality of its personnel, training programs and safety record are important competitive factors.

INDUSTRY HAZARDS AND INSURANCE

Hazards, such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in the offshore transportation industry and may cause losses of equipment and revenue and death or injury to personnel.

In fiscal year 2005, we had two helicopter accidents involving fatalities: an accident in Alaska that resulted in one fatality and an accident in the Gulf of Guinea, offshore Nigeria, that resulted in four fatalities. Subsequent to March 31, 2005, we had one helicopter accident in the U.S. Gulf of Mexico resulting in two fatalities. In fiscal year 2004, we did not have any helicopter accidents involving fatalities. We maintain insurance with respect to the aircraft involved and related liabilities and believe that our insurance coverage will be adequate to cover any claims ultimately paid.

We maintain hull and liability insurance, which generally insures us against damage to our aircraft, as well as certain legal liabilities to others. We also carry workers’ compensation, auto liability, property and casualty coverages for most of our U.S. and U.K. operations. It is also our policy to carry insurance for, or require our customers to indemnify us against, expropriation, war risk and confiscation of the helicopters we use in our International Operations.

Terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties have led to significant increases in our premiums for much of our insurance protection. There is no assurance that in the future we will be able to maintain our existing coverage or that we will not experience further substantial increases in premiums. There is no assurance that our liability coverage will be adequate to cover all potential claims that may arise.

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

EMPLOYEES

As of September 30, 2005, we employed approximately 3,300 employees. Approximately 2,825 of these employees are employed in our Helicopter Services segment, approximately 450 are employed in our Production Management Services segment and approximately 25 are employed in the corporate office.

We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several benefit plans. We do not believe that these increases will place us at a competitive, financial or operational disadvantage.

We employ approximately 700 employees (pilots, air crewmen, mechanics, and support staff) in our North Sea Operations and certain Technical Services Operations who are represented by collective bargaining agreements which are ongoing with no specific termination dates.

We employ approximately 75 employees (pilots and aircraft engineers) in our Australian operations who are represented by collective bargaining agreements which are ongoing with no specific termination dates.

In addition, many of the employees of our affiliates are represented by collective bargaining agreements.

Activities engaged in by certain of our current and former employees have been examined in the Internal Review, some of which are discussed in greater detail in “Item 3. Legal Proceedings.” We have taken corrective actions intended to ensure that each of our employees complies with the laws of the countries in which we operate and with our own ethical guidelines. See “Item 9a. Controls and Procedures” and “Risk Factors — The SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our Company” included elsewhere in this Annual Report.

We believe that our relations with our employees are satisfactory.

CONSOLIDATED AND UNCONSOLIDATED AFFILIATES

Most countries limit foreign ownership of aviation companies. To comply with these regulations and yet expand internationally, we have formed or acquired interests in numerous foreign helicopter operations. These investments typically combine a local ownership interest with our experience in providing helicopter services to the oil and gas industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. Because we do not own a majority of the equity or maintain voting control of these entities, we may not have the ability to control their policies, management or affairs. We refer to these entities as unconsolidated affiliates. We lease our aircraft to these unconsolidated affiliates to service customers for providing helicopter services in their home country.

For a further description of our unconsolidated affiliates, see the statements under “Introduction” and “Risk Factors” and Note C in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a further discussion of Bristow Aviation Holdings, Ltd., or Bristow, our consolidated affiliate, see Note J in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Consolidated Affiliate.  The United Kingdom, as do most countries, limits foreign ownership of aviation companies. To comply with these restrictions, we own only 49% of the Common Stock of Bristow, but we own 100% of Bristow’s subordinated debt. In addition, we have a put/call agreement with the other two stockholders of Bristow which grants us the right to buy all of their shares of Bristow Common Stock (and them the right to require us to buy all of their shares). Under U.K. regulations, to maintain Bristow’s operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow shares that we have the right or obligation to acquire under the put/call agreement.

Unconsolidated Affiliates.  Set forth below is a brief description of our significant unconsolidated affiliates as of March 31, 2005:

Mexico.  We own a 49% interest in Heliservicio Campeche, S.A. de C.V., or HC, a Mexican corporation that provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to other companies on a contract and ad hoc basis. HC owned four aircraft and leased 12 aircraft from us to provide helicopter services its customers.

We own a 49% interest in Rotorwing Leasing Resources, L.L.C., or RLR, a Louisiana limited liability company. RLR owned six aircraft and leased three aircraft from us, all of which it leases to HC.

Brazil.  We own a 50% interest in Aeroleo Taxi Aereo S.A., or Aeroleo, a Brazilian corporation. Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company and also serves other oil and gas companies. Aeroleo owned two aircraft and leased eight aircraft from us. We are currently negotiating the termination of our ownership interest in this entity.

We own a 50% interest in Helicopter Leasing Associates, or HLA, a Louisiana limited liability company. HLA leased three aircraft from a third party which it leases to Aeroleo.

Egypt.  We own a 25% interest in Petroleum Air Services, or PAS, an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the oil and gas industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. PAS owned 33 aircraft and leased one aircraft from us.

Norway.  We own a 49% interest in Norsk Helikopter AS, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea. Norsk operated 11 aircraft, five of which are leased from us. During the first quarter of fiscal year 2006, Norsk completed the acquisition of Lufttransport A/S, a Norwegian company, and its sister company, Lufttransport AB, in Sweden, collectively operating 28 aircraft and engaged in providing air ambulance services in Scandinavia. In addition, subsequent to March 31, 2005, we entered into an agreement regarding the purchase of three large aircraft to be utilized and owned by Norsk Helikopter AS. The purchase of these aircraft, supported by a multi-year contract to provide helicopter services offshore in Norway, will be funded through additional borrowings by Norsk and additional funding by both shareholders.

United Kingdom.  We own a 50% interest in each of FBS Limited, or FBS, FB Heliservices Limited, or FBH, and FB Leasing Limited, or FBL, British corporations which principally provide pilot training, maintenance and support services to the British military. FBS and FBL owned a total of 59 aircraft.

Item 1A.	Risk Factors

A discussion of risk factors applicable to us is set forth under “Risk Factors” above.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The number and types of aircraft we operate are described under “Business — Aircraft Fleet” above. In addition, we lease the significant properties listed below for use in our operations.

•	Approximately 18.6 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in fiscal year 2030. We have constructed on that site office, training, parts facilities and helicopter maintenance facilities containing about 120,000 square feet of floor space. The property has access to the airport facilities, as well as to a major highway.

•	Approximately 77,000 square feet of land at Redhill Aerodrome near London, England, including office and workshop space under a lease expiring in 2075.

•	A helicopter terminal, offices and hangar facilities totaling approximately 12,600 square feet at Aberdeen Airport, Scotland under a lease expiring in 2013 with an option to extend to 2023. We also maintain additional hangar and office facilities at Aberdeen Airport under a lease expiring in 2030.

•	Approximately 42,000 square feet of office and shop space in a building in Tucson, Arizona under a lease expiring in 2007, which is used by our Technical Services business.

•	Approximately 17,800 square feet of office space in a building in Houston, Texas under a lease expiring in 2011, which we use as our headquarters and for our Production Management business.

In addition to these facilities, we lease various office and operating facilities worldwide, including facilities along the U.S. Gulf of Mexico which support our North American Operations and numerous residential locations near our operating bases in the United Kingdom, Australia, China, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Item 3.	Legal Proceedings

The United States Environmental Protection Agency (“EPA”) has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California in 2003. We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a “de minimis” party in regard to the Operating Industries Superfund site, but we have not yet received this settlement proposal. Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business or financial condition.

On June 15, 2005, we issued a press release stating that one of our subsidiaries had received a document subpoena from the Antitrust Division of the DOJ. Contemporaneously, similar subpoenas were served on two of our former executive officers. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and intend to comply with requests for information from the DOJ in connection with this investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation. It is not possible to accurately predict at this time when the government investigation described above will be completed. Based on current information, we cannot predict the outcome of such investigation or what, if any, actions may be taken by the DOJ or other U.S. agencies or authorities or the effect that it may have on us.

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The Internal Review, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. Subsequently, the SEC advised us that the inquiry had become an investigation. We have responded to the SEC’s requests for documents and are continuing to do so.

The Internal Review is complete and the accompanying financial statements reflect all known required restatements. As a follow-up to matters identified during the course of the Internal Review, Special Counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the steps being performed by Special Counsel.

In October 2005, the Audit Committee reached certain conclusions with respect to findings to date from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (a) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to employees of the Nigerian government, (b) improper payments were made by certain foreign affiliated entities to Nigerian employees of certain customers with whom we have contracts, (c) inadequate employee payroll declarations and, in certain instances, tax payments were made by us or our affiliated entities in certain jurisdictions, (d) inadequate valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (e) an affiliated entity in a South American country, with the assistance of our personnel and two of our other affiliated entities, engaged in transactions which appear to have assisted the South American entity in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in our books and records and internal controls with respect to the foregoing and certain other activities.

Based on the Audit Committee’s findings and recommendations, the Board of Directors has taken disciplinary action with respect to our personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of our affiliates has also obtained the resignation of certain of its personnel.

We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.olog.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new personnel and realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management.

Following the Audit Committee’s conclusions, we initiated the process of voluntarily advising governmental authorities in certain countries of the Audit Committee’s findings. We have not yet advised such foreign governmental authorities of the Audit Committee findings, but intend to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we may face difficulties exporting our aircraft. As of September 30, 2005, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $79.4 million and $2.9 million, respectively.

We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we expect to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there is a need to restate our historical consolidated financial statements for fiscal years 2000, 2001, 2002, 2003 and 2004 and for quarterly periods in fiscal year 2005. We have accrued $15.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal year 2005 includes $3.8 million attributable to this accrual, and the remainder has been reported as adjustments to amounts previously reported for fiscal year 2004 and earlier. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Annual Report will not change or require amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Annual Report and lead us to take other remedial actions or otherwise adversely impact our Company.

In November 2005, certain of our consolidated affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and Kensit Nigeria Limited, which allegedly acted as agents of the affiliates in Nigeria. The claimants allege that an agreement between the parties was terminated without justification by the defendants and seek damages of $16.3 million. We are continuing to investigate this matter.

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

Since March 12, 2003, our Common Stock has been listed on the New York Stock Exchange under the symbol “OLG.” Prior to becoming listed on the NYSE, our Common Stock had been quoted on the NASDAQ National Market system since 1984.

The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	March 31, 2005		March 31, 2004
	High	Low	High	Low

First Quarter	$28.16	$21.85	$22.15	$17.53
Second Quarter	34.42	27.08	22.10	19.45
Third Quarter	38.05	32.47	25.64	20.69
Fourth Quarter	35.12	29.10	24.40	20.50

As of September 30, 2005, there were 737 holders of record of our Common Stock.

We have not paid dividends on our Common Stock since January 1984. We do not intend to declare or pay regular dividends on our Common Stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our Board of Directors will determine the payment of future dividends on our Common Stock, if any, and the amount of any dividends in light of:

•	any applicable contractual restrictions limiting our ability to pay dividends,

•	our earnings and cash flows,

•	our capital requirements,

•	our financial condition, and

•	other factors our Board of Directors deems relevant.

On June 20, 2003, we issued $230 million of 6 1/8% Senior Notes due 2013. The terms of these Senior Notes restrict our payment of cash dividends to shareholders.

Please refer to Item 12 of this Annual Report for information concerning securities authorized under our equity compensation plans.

During fiscal year 2005, we issued securities without registration under the Securities Act of 1933 that were not previously reported on the quarterly reports on Form 10-Q filed by us. In January 2005 we issued general contractual obligations (the “Deferred Compensation Obligations”) to pay or distribute to the participants in our Deferred Compensation Plan an indeterminate amount of future compensation, the receipt of which the participants elected to defer in accordance with the terms of the Plan. The Deferred Compensation Obligations are payable in cash in a lump-sum distribution or in installments, in accordance with the terms of the Plan, upon a participant’s termination of employment for any reason, including but not limited to death, disability or retirement. The Deferred Compensation Obligations are not convertible into any other security of ours. As of March 31, 2005, our outstanding Deferred Compensation Obligations were $1.2 million.

The above private issuances of securities were issued in reliance upon the exemption for sales of securities not involving a public offering, under section 4(2) of the Securities Act of 1933. The transactions were made in accordance with Rule 506 of Regulation D, and we filed a Notice of Sale on Form D with the SEC on June 9, 2005.

Item 6.	Selected Financial Data

The following table contains selected historical consolidated financial data for us. You should read this table along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the

Consolidated Financial Statements and “Notes to Consolidated Financial Statements” that are included elsewhere in this Annual Report.

Amounts previously reported for fiscal years 2004, 2003, 2002 and 2001 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Item 3. Legal Proceedings” above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note D in the “Notes to Consolidated Financial Statements” for further discussion of these matters. Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

	Fiscal Year Ended March 31,
	2005	2004	2003	2002(1)	2001
	(In thousands, except per share data)
		(Restated)	(Restated)	(Restated)	(Restated)

Statement of Operations Data:
Operating revenue	$673,646	$617,001	$601,550	$552,913	$518,588

Net income	$51,560	$49,825	$40,404	$42,039	$28,175

Net income per common share:
Basic	$2.24	$2.21	$1.80	$1.91	$1.33

Diluted	$2.21	$2.15	$1.67	$1.75	$1.25

Cash dividends	$—	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$1,149,576	$1,046,828	$906,031	$807,301	$754,820

Long-term debt, including current maturities	$262,080	$255,534	$232,818	$208,014	$222,312

(1)	Effective April 1, 2001, we no longer consolidate the results of our Norwegian affiliate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements”, “Risk Factors” and our Consolidated Financial Statements for fiscal years 2005, 2004 and 2003, and the related notes thereto, included elsewhere in this Annual Report.

Amounts previously reported for fiscal years 2004 and 2003 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Item 3. Legal Proceedings” above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note D in the “Notes to Consolidated Financial Statements” for further discussion of these matters. Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

Executive Overview

We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. As of March 31, 2005, we operated 320 aircraft and our unconsolidated affiliates operated an additional 113 aircraft throughout the world.

Market Outlook

Worldwide demand for hydrocarbons is expected to continue to grow for the foreseeable future. This growth, driven largely by economic expansion, is expected to result in sustained strength in oil and natural gas prices, driving further increases in offshore exploration and development activity by our customers. This increase in offshore exploration and development activity is also likely to lead to growth in production related activities as these development projects come on stream. As a result of the current commodity price environment, we have experienced an increase in aircraft fleet utilization in all of our present markets and expect this trend to continue. In addition, as operators increasingly pursue prospects in deepwater and push further offshore, we expect demand for medium and large helicopters to be further stimulated.

In particular, we expect growth in demand for additional helicopter support in North and South America, West Africa and Asia, including the Caspian Sea region. This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft from weaker markets into markets that will sustain higher rates for our services. Currently, helicopter manufacturers are indicating very limited supply availability during the next three years. We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter support, will result in upward pressure on the rates we charge for our services. At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by the current market conditions.

Current activity levels in the Gulf of Mexico are at or near all-time highs. In the near term, we also believe that the impact of hurricanes Katrina and Rita will result in higher activity levels as operators repair facilities and work to bring production back on line. Furthermore, our North Sea activities are under strong pricing pressure as one particular competitor is aggressively seeking to gain market share with lower rates. At the same time, while contracts in the North Sea are generally long term, we have experienced a recent trend of increased spot market contracting of helicopters as exploration activity has increased in the North Sea. Our other International Operations have experienced high aircraft utilization and we expect this trend to continue. Due to the current high levels of fleet utilization, we have experienced, along with other helicopter operators, some difficulty in meeting our customers’ needs for short notice exploration drilling support, particularly in remote international locations. Our operations in Nigeria and a South American country are likely to be negatively affected as a result of our actions taken in connection with the Internal Review, as discussed in more detail below under “Investigations.”

Operating Results

The following table presents our restated operating results and other income statement information for fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended March 31,
	2005(1)	2004(1)	2003(1)
	(In thousands)
		(Restated)	(Restated)

Operating revenue	$673,646	$617,001	$601,550

Direct cost	518,139	475,449	467,776
Depreciation and amortization	40,693	39,543	37,664
General and administrative	45,245	38,892	34,478
Gain on disposal of assets	(8,039)	(3,943)	(3,734)

	596,038	549,941	536,184
Curtailment gain	—	21,665	—

Operating income	77,608	88,725	65,366
Earnings from unconsolidated affiliates, net	9,600	11,039	12,054
Interest expense, net	(12,477)	(15,140)	(13,381)
Loss on extinguishment of debt	—	(6,205)	—
Other income (expense), net	(1,126)	(7,810)	(3,284)

Income before provision for income taxes and minority interest	73,605	70,609	60,755
Provision for income taxes	21,835	19,402	18,554
Minority interest	(210)	(1,382)	(1,797)

Net income	$51,560	$49,825	$40,404

(1)	Amounts previously reported for fiscal years 2004 and 2003 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expense and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Item 3. Legal Proceedings” above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note D in the “Notes to Consolidated Financial Statements” for further discussion of these matters. Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

Investigations

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The Internal Review, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. Subsequently, the SEC advised us that the inquiry had become an investigation. We have responded to the SEC’s requests for documents and are continuing to do so.

The Internal Review is complete and the accompanying financial statements reflect all known required restatements. As a follow-up to matters identified during the course of the Internal Review, Special Counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the steps being performed by Special Counsel.

In October 2005, the Audit Committee reached certain conclusions with respect to findings to date from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (a) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to employees of the Nigerian government, (b) improper payments were made by certain foreign affiliated entities to Nigerian employees of certain customers with whom we have contracts, (c) inadequate employee payroll declarations and, in certain instances, tax payments were made by us or our affiliated entities in certain jurisdictions, (d) inadequate valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (e) an affiliated entity in a South American country, with the assistance of our personnel and two of our other affiliated entities, engaged in transactions which appear to have assisted the South American entity in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in our books and records and internal controls with respect to the foregoing and certain other activities.

Based on the Audit Committee’s findings and recommendations, the Board of Directors has taken disciplinary action with respect to our personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of our affiliates has also obtained the resignation of certain of its personnel.

We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.olog.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new personnel and realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management.

Following the Audit Committee’s conclusions, we initiated the process of voluntarily advising governmental authorities in certain countries of the Audit Committee’s findings. We have not yet advised such foreign governmental authorities of the Audit Committee findings, but intend to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we may face difficulties exporting our aircraft. As of September 30, 2005, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $79.4 million and $2.9 million, respectively.

We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we expect to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there is a need to restate our historical consolidated financial statements for fiscal years 2000, 2001, 2002, 2003 and 2004 and for quarterly periods in fiscal year 2005. We have accrued $15.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal year 2005 includes $3.8 million attributable to this accrual, and the remainder has been reported as adjustments to amounts previously reported for fiscal year 2004 and earlier. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Annual Report will not change or require amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Annual Report and lead us to take other remedial actions or otherwise adversely impact our Company.

For fiscal year 2005, we have incurred approximately $1.9 million in legal and other professional costs in connection with the Internal Review. During the first two quarters of fiscal year 2006, we incurred an additional $7.0 million in legal and other professional costs related to the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we expect to encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers may be significantly impacted.

We have commenced actions to disclose activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with us. One of such customers already has commenced its own investigation. Among other things, we have been advised that such customer intends to exercise its rights to audit a specific contract, as well as to review its other relations with us. Although we have no indication as to what the final outcome of the audit and review will be, it is possible that such customer may seek to cancel one or more existing contracts if it believes that they were improperly obtained or that we breached any of their terms. Since our customers in Nigeria are affiliates of major international petroleum companies, with whom we do business throughout the world, any actions which are taken by certain customers could have a material adverse effect on our business, financial position and results of operations, and these customers may preclude us from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude us from bidding on contracts to provide services in the countries where improper activities took place.

In connection with the Internal Review, we also have terminated our business relationship with certain agents and have taken actions to terminate business relationships with other agents. One of the terminated agents has commenced litigation against two of our foreign affiliated entities claiming damages of $16.3 million for breach of contract. We may be required to indemnify certain of our agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.

In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, we derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by us to a third party for the use of the aircraft, and approximately $0.3 million of dividend income from this joint venture. Without a joint venture partner, we will be unable to maintain an operating license and our future activities in that country may be limited to leasing our aircraft to unrelated operating companies. Our joint venture partners and agents are typically influential members of the local business community and instrumental in aiding us in obtaining contracts and managing our affairs in the local country. As a result of terminating these relationships, our ability to continue conducting business in these countries where the improper activities took place may be negatively affected. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies or conducting other business in that country, to export our aircraft or to recover our investment in the joint venture.

Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent of our increased costs, our operating income will decrease.

On June 15, 2005, we issued a press release disclosing that one of our subsidiaries received a document subpoena from the Antitrust Division of the DOJ. The subpoena pertains to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and intend to comply with requests for information from the DOJ in connection with this investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation. To date, we have not identified any material adjustments to our financial statements in connection with the investigation and do not expect, based on information developed to date, that any such adjustment is likely to be required. We expect to incur costs associated with this investigation, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded. For additional information regarding the SEC and DOJ investigations, see “Item 3. Legal Proceedings.”

Restatement of Previously Reported Amounts

As a result of the Internal Review findings discussed above, we have restated our historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. In connection with this matter, our restated consolidated statements of income reflect reductions in operating income of $4.2 million and $3.2 million for fiscal years 2004 and 2003, respectively, and $4.6 million for earlier fiscal years from previously reported amounts. In addition, our consolidated statements of income reflect reductions in operating income of $3.8 million for fiscal year 2005 from the previously announced amount. At this time, we cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the SEC investigation; however, such payments, fines and/or penalties could have a material adverse effect on our business, financial condition and results of operations.

Our management has separately determined that we were not reporting reimbursements received from our customers for costs incurred on their behalf in accordance with GAAP. Our customers reimburse us for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, our management has determined that we did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and we did not properly record expenses related to payroll taxes incurred by one of our foreign subsidiaries. In accordance with GAAP, we have restated our historical financial statements for fiscal years 2004 and 2003 to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and we increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $53.4 million and $46.4 million for fiscal years 2004 and 2003, respectively, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.5 million and $0.2 million in fiscal years 2004 and 2003, respectively. For all three items, operating revenues were increased $55.3 million and direct costs were increased by $56.3 million from the previously announced amount for fiscal year 2005. Amounts for the fourth quarter of fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

The impact of these adjustments on the consolidated statement of income, balance sheet and cash flows is reflected in the tables below (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2004		2003
	As		As
	Previously		Previously
Statements of Income	Reported	Restated	Reported	Restated

Operating revenue	$563,649	$617,001	$555,110	$601,550
Direct costs	417,417	475,449	417,910	467,776
Total operating expenses	491,909	549,941	486,318	536,184
Operating income	93,405	88,725	68,792	65,366
Income before provision for taxes and minority interests	75,289	70,609	64,181	60,755
Provision for income taxes	20,803	19,402	19,254	18,554
Net income	53,104	49,825	43,130	40,404
Basic EPS	2.36	2.21	1.92	1.80
Diluted EPS	2.29	2.15	1.77	1.67

	Fiscal Quarter Ended
	June 30(1)	September 30(1)	December 31(1)	March 31(1)
	(Unaudited)

2005
As previously reported:
Gross revenue	$147,382	$158,724	$155,977
Operating income	20,541	26,343	20,414
Net income	12,970	18,036	11,499
Basic earnings per share	0.57	0.79	0.49
Diluted earnings per share	0.57	0.77	0.49
Restated:
Gross revenue	$160,401	$170,627	$172,167
Operating income	19,351	25,152	19,216
Net income	11,587	16,651	10,108
Basic earnings per share	0.51	0.73	0.43
Diluted earnings per share	0.51	0.71	0.43
2004
As previously reported:
Gross revenue	$133,893	$139,429	$138,715	$151,612
Operating income	16,473	20,021	10,770	46,141
Net income	8,268	8,500	2,790	33,546
Basic earnings per share	0.37	0.38	0.12	1.49	(2)
Diluted earnings per share	0.35	0.37	0.12	1.45	(2)

	Fiscal Quarter Ended
	June 30(1)	September 30(1)	December 31(1)	March 31(1)
	(Unaudited)

Restated:
Gross revenue	$145,730	$151,151	$152,480	$167,640
Operating income	15,308	18,857	9,599	44,961
Net income	7,455	7,688	1,969	32,713
Basic earnings per share	0.33	0.34	0.09	1.45	(2)
Diluted earnings per share	0.32	0.32	0.09	1.42	(2)

(1)	Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

(2)	Includes $21.7 million, $15.7 million net of tax, of curtailment gain relating to the pension plan discussed in Note G.

Balance Sheets

	March 31, 2004
	As Previously
	Reported	Restated

Deferred tax asset — current	$—	$650
Total current assets	350,772	352,697
Total assets	1,044,903	1,046,828
Accrued liabilities	65,257	83,875
Deferred taxes — current	1,802	—
Current liabilities	98,915	117,006
Retained earnings	352,602	338,155
Accumulated other comprehensive loss	(48,094)	(49,813)
Total stockholders’ investment	446,118	429,952
Total liabilities and stockholders’ investment	1,044,903	1,046,828

Statements of Cash Flows

	Fiscal Year Ended March 31,
	2004		2003
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Net income	$53,104	$49,825	$43,130	$40,404
Deferred income taxes	10,571	9,046	14,844	13,917
Increase (decrease) in accrued liabilities	(4,496)	308	(16,388)	(12,735)
Net cash provided by operating activities	83,331	83,331	62,387	62,387

Certain line items within the consolidated Statements of Stockholders’ Investment have also been restated. With the exception of translation adjustments, the impact on these line items is set out in the consolidated income statement and consolidated balance sheet disclosures above. The translation adjustments were restated from $33.1 million and $27.8  million as previously reported for fiscal years 2004 and 2003, respectively, to $31.7 million and $27.2 million, respectively.

In addition, certain information in Notes F, H, K, L and N has been restated to reflect the effect of these adjustments.

Other Matters

Fiscal Year 2005 and Following

In December 2005, we were informed that we were not awarded the contract extension commencing in mid 2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency.

We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several benefit plans that we do not expect to have a material effect on our future operating expenses.

In January 2005, Bristow was awarded two contracts to provide helicopter services in the North Sea. The first is a seven-year contract that began on July 1, 2005 at the conclusion of the current seven-year contract, and is for a total of two large and four medium aircraft. The second contract is a five-year contract that commenced on April 1, 2005 and utilizes two large aircraft. Additionally, Bristow was awarded the renewal of a contract in Nigeria with an international oil company in January 2005 for a minimum of five medium aircraft. The contract term is for five years beginning on April 1, 2005.

In November 2004, we sold certain contracts held by our Technical Services business to an existing joint venture. The remaining operations of the Technical Services business were downsized by ceasing to perform certain services for third parties that had generated poor financial results during the prior two years. As a result of the downsizing, we reduced staffing levels by an additional 80 positions in the Technical Services business unit over a nine-month period ending on December 31, 2004. Approximately £1.5 million ($2.8 million) in severance costs and approximately $76,000 in other related costs have been incurred as of March 31, 2005.

On July 15, 2004, we purchased a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and simultaneously, through two 51% owned companies, purchased two large twin-engine helicopters and two fixed-wing aircraft, for an aggregate purchase price of $10.7 million. The acquisition was accounted for under the purchase method, and we have consolidated the results of the Russian helicopter company from the date of acquisition. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. No goodwill was recorded. The pro forma effect on operations of the acquisition when presented, as of the beginning of the periods presented, was not material to our consolidated statements of income.

In May 2005, Bristow was awarded a three-year extension to the Integrated Aviation Consortium (“IAC”) contract. This extension began on July 1, 2005 and will continue the utilization of five large aircraft.

Prior to Fiscal Year 2005

As part of the restructuring, in January 2004, we amended our defined benefit pension plan covering certain United Kingdom and other overseas employees. The amendment, which was effective February 1, 2004, essentially removed the defined benefit feature for a participant’s future services and replaced it with a defined contribution arrangement. Under the new defined contribution feature, we contribute a maximum of 7% of a participant’s non-variable salary to a defined contribution section of the plans. The participant is required to contribute a minimum of 5% of non-variable salary for us to match the contribution. Participants were also given the option to transfer out of the plans. The net impact on our statement of income as a result of these changes was a reduction in pension expense of approximately £1.4 million ($2.6 million) for our fourth quarter of fiscal year 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the above change to the plans constitutes a “curtailment” of benefits and, accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the 2004 amendment, we had a deferred prior service gain of £11.9 million ($21.7 million), or $0.65 per diluted share, related to prior plan amendments, which was recognized as a curtailment gain in fiscal year 2004.

In November 2003, our 49%-owned Mexican affiliate was unsuccessful in renewing a contract for seven aircraft contracted to Petróleos Mexicanos, or PEMEX, that expired during calendar year 2004, although in October 2004, that affiliate was awarded a five-month contract for five of the seven aircraft mentioned above that concluded on February 28, 2005. Four of the seven aircraft continue to be used in Mexico for the ad hoc market, and the other three have been redeployed to other markets.

In October 2003, we announced that we had begun a restructuring of our North Sea Operations. The restructuring was designed to reduce costs and promote operational and managerial efficiencies to enable us to remain competitive in the North Sea offshore helicopter market. As part of the restructuring program, we reduced staffing levels by approximately 100 positions, or 11%, of our United Kingdom workforce over a twelve-month period. We incurred approximately $4.6 million in severance and other restructuring costs, of which $4.0 million was incurred in fiscal year 2004 and $0.6 million was expensed in fiscal year 2005.

In conjunction with our previously announced fleet and facilities renewal and refurbishment program, we changed the residual value estimate of certain aircraft and the useful lives estimate of certain aircraft, effective July 1, 2003. We believe that this new estimate more closely reflects the actual salvage values realized and useful lives experienced by us. The effect of this change was a reduction in depreciation expense of $3.9 million ($2.9 million net of tax) for fiscal year 2005 and $3.2 million ($2.3 million net of tax) for fiscal year 2004.

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item bearing on our financial condition and operating performance.

General

We operate our business in two segments:  Helicopter Services and Production Management Services. During fiscal year 2005, our Helicopter Services were conducted through the following four business units:

•	North American Operations;

•	North Sea Operations;

•	International Operations; and

•	Technical Services.

We currently conduct our Helicopter Services through six business units:

•	North American Operations;

•	South and Central American Operations;

•	European Operations;

•	West African Operations;

•	Southeast Asian Operations; and

•	Other International Operations.

During fiscal year 2005, our North American Operations, North Sea Operations, International Operations and Technical Services contributed approximately 22%, 33%, 33% and 3%, respectively, of our total operating revenue. Despite a decrease in flight hours in each of the last three years, our operating revenue has increased over the same time period. This increase in revenue was the result of the full impact in fiscal year 2005 of a 7% rate increase for the U.S. Gulf of Mexico that was phased in throughout fiscal year 2004 and an increase in ad hoc flights for hurricane evacuations during the second quarter of fiscal year 2005. We expect that the percentage of our operating revenue derived from our International Operations will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea.

Our Production Management Services segment contributed the remaining 9% of our operating revenue in fiscal year 2005. Operating revenue from this segment in fiscal year 2005 increased from fiscal year 2004 primarily due to additional work for a major customer.

Helicopter Services are seasonal in nature, as our flight activities are influenced by the length of daylight hours and weather conditions. The worst of these conditions typically occurs during the winter months when our ability to safely fly, and our customers’ ability to safely conduct their operations is inhibited. Accordingly, our flight activity is generally lower in the fourth fiscal quarter.

Our operating revenue depends on the demand for our services and the pricing terms of our contracts. We measure the demand for our helicopter services in flight hours. Demand for our services depends on the level of worldwide offshore oil and gas exploration, development and production activities. We believe that our customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium-size and larger aircraft on which we typically earn higher margins. We believe that production-related activities are less sensitive to variances in commodity prices, and accordingly, provide more stable activity levels and revenue stream. We estimate that a majority of our operating revenue from Helicopter Services is related to the production activities of the oil and gas companies.

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. We estimate that our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. Our rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the customer.

Our helicopter contracts are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. In our North American Operations, we typically enter into short-term contracts for 12 months or less, although we occasionally enter into longer-term contracts. In our North Sea Operations, contracts are longer term, generally between two and five years. In our International Operations, contract length generally ranges from three to five years. At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period. In other instances, customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.

Maintenance and repair expenses, training costs, employee wages and insurance premiums represent a significant portion of our overall expenses. Our production management costs also include contracted transportation services. We expense maintenance and repair costs, including major aircraft component overhaul costs, as the costs are incurred. In certain instances, major aircraft components, primarily engines and transmissions, are maintained by third-party vendors under contractual arrangements. The maintenance costs related to these contractual arrangements are recorded ratably as the components are used to generate flight revenue. As a result, our earnings in any given period are directly impacted by the amount of our maintenance and repair expenses for that period.

In addition to our variable operating expenses, we incur fixed charges for depreciation of our property and equipment. For accounting purposes, we depreciate our helicopters on a straight-line basis over their estimated useful lives, taking into account an estimated residual value of 30% to 50% of their original cost. We generally estimate the useful life of a helicopter to be seven to 15 years. Our estimates of useful lives and residual values are based upon our historical experience, aircraft type and aircraft condition, as well as our judgment and expectations regarding future operations and market conditions.

We own 49% of the Common Stock of Bristow, and we own 100% of Bristow’s subordinated debt. In addition, we have a put/call agreement with the other two stockholders of Bristow which grants us the right to buy all of their shares of Bristow Common Stock and grants to each of them the right to require us to buy their shares. The per share price upon the exercise of the put/call option by us or the other stockholders of Bristow would be equal to its par value plus a factor representing a guaranteed return on investment. In March 2004, we prepaid a portion of the put/call option price representing the amount of guaranteed return since inception, amounting to $11.4 million. In consideration of this, the other shareholders of Bristow agreed to reduce the guaranteed return factor used in calculating the put/call option price, effective April 1, 2004, from 12% per annum to LIBOR plus 3%. In May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow for £1 per share ($14.4 million in total). Bristow used these proceeds to redeem £8 million ($14.4 million) of its ordinary share capital at par value on a pro rata basis from all of its outstanding shareholders, including ourselves. The result of these changes will be to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by approximately $2.3 million on an annual basis. Consequently, beginning in September 2004, we began paying the amount of guaranteed return on the put/call on a quarterly basis. In fiscal year 2005, the amount paid was £46,776 ($85,771) representing the amount due from May 8, 2004 to December 31, 2004. Subsequent to March 31, 2005, we paid £36,198 ($65,919) representing the amount due from January 1, 2005 to June 30, 2005. These payments were charged against minority interest on our balance sheet where this obligation had been accrued and included in minority interest expense in the Consolidated Statements of Income. Under U.K. regulations, to maintain Bristow’s operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow shares that we have the right or obligation to acquire under the agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the CAA regarding the suitability of the new holder of the Bristow shares. The put/call agreement does not contain any provisions should the CAA not approve the new holder of the Bristow shares. However, we would work diligently to find a European Union owner suitable to the CAA. As a result of our ownership and contractual arrangements, we consolidate the results of Bristow and its subsidiaries. For additional information about Bristow, see Note A and Note J in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter services in many foreign countries through interests in unconsolidated affiliates. Generally, we realize revenue from these foreign operations by leasing aircraft and providing services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. We report lease revenue as operating revenue and dividend income as part of earnings from unconsolidated affiliates, as the results of these foreign operations are not included in our revenue or operating income. For additional information about these unconsolidated affiliates, see Note C in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information for our two segments, Helicopter Services and Production Management Services, and for the four business units comprising our Helicopter Services segment. The table also presents certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation. For additional information about our business segments, see Note K in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. Amounts previously reported for fiscal years 2004 and 2003 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review and to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses. See above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note D in the “Notes to Consolidated Financial Statements” for further discussion of these matters. Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

	As of March 31,
	2005	2004	2003

Number of Aircraft:
Helicopter Services:
North American Operations	166	172	178
North Sea Operations	45	53	57
International Operations	109	101	97
Technical Services	—	6	3

Total	320	332	335

	Fiscal Year Ended March 31,
	2005	2004	2003

Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North American Operations	118,371	123,488	123,565
North Sea Operations	38,556	43,144	48,153
International Operations	89,205	88,278	85,874
Technical Services	1,421	1,882	1,289

Total	247,553	256,792	258,881

	Fiscal Year Ended March 31,
	2005(2)	2004(2)	2003(2)
	(In thousands, except percentages)
		(Restated)	(Restated)

Operating revenue:
Helicopter Services:
North American Operations	$167,552	$162,291	$151,477
North Sea Operations	238,598	224,430	229,935
International Operations	222,497	183,845	169,037
Technical Services	34,276	44,858	45,878
Less: Intercompany	(41,731)	(42,699)	(37,156)

Total	621,192	572,725	559,171
Production Management Services	58,982	49,815	47,685
Corporate	10,513	12,820	12,046
Less: Intercompany	(17,041)	(18,359)	(17,352)

Consolidated total	$673,646	$617,001	$601,550

	Fiscal Year Ended March 31,
	2005(2)	2004(2)	2003(2)
	(In thousands, except percentages)
		(Restated)	(Restated)

Operating expenses(1):
Helicopter Services:
North American Operations	$142,827	$134,468	$135,510
North Sea Operations	210,051	205,875	208,898
International Operations	197,641	166,257	146,283
Technical Services	36,143	42,282	42,899
Less: Intercompany	(41,731)	(42,699)	(37,156)

Total	544,931	506,183	496,434
Production Management Services	55,075	47,301	44,738
Corporate	21,112	18,759	16,098
Gain on disposal of assets	(8,039)	(3,943)	(3,734)
Less: Intercompany	(17,041)	(18,359)	(17,352)

Consolidated total	$596,038	$549,941	$536,184

Operating income:
Helicopter Services:
North American Operations	$24,725	$27,823	$15,967
North Sea Operations	28,547	18,555	21,037
International Operations	24,856	17,588	22,754
Technical Services	(1,867)	2,576	2,979
Curtailment gain allocated to Helicopter Services	—	20,365	—

Total	76,261	86,907	62,737
Production Management Services	3,907	2,514	2,947
Corporate	(10,599)	(5,939)	(4,052)
Curtailment gain allocated to Corporate	—	1,300	—
Gain on disposal of assets	8,039	3,943	3,734

Consolidated total	$77,608	$88,725	$65,366

Operating margin:
Helicopter Services:
North American Operations	14.8%	17.1%	10.5%
North Sea Operations	12.0%	8.3%	9.1%
International Operations	11.2%	9.6%	13.5%
Technical Services	(5.4)%	5.7%	6.5%
Total	12.3%	15.2%	11.2%
Production Management Services	6.6%	5.0%	6.2%
Consolidated total	11.5%	14.4%	10.9%

(1)	Operating expenses, excluding curtailment gain, include depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)

Helicopter Services:
North American Operations	$15,649	$13,398	$11,807
North Sea Operations	17,439	18,810	16,666
International Operations	5,014	4,527	5,005
Technical Services	283	280	233

Total	38,385	37,015	33,711
Production Management Services	194	166	170
Corporate	2,114	2,362	3,783

Consolidated total	$40,693	$39,543	$37,664

(2)	Amounts previously reported for fiscal years 2004 and 2003 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Item 3. Legal Proceedings” above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note D in the “Notes to Consolidated Financial Statements” for further discussion of these matters. Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

Fiscal Year 2005 compared to Fiscal Year 2004

Consolidated Results

Our operating revenue increased to $673.6 million, or 9.2%, for fiscal year 2005 from $617.0 million for fiscal year 2004. The increase in operating revenue occurred in our Helicopter Services segment and our Production Management Services segment primarily due to higher third-party revenue from rate increases in our North American Operations and a favorable change in the mix of aircraft in our International Operations as compared to fiscal year 2004. Operating revenue from our Production Management Services segment increased due to additional activity from a major customer. Our operating expense for fiscal year 2005 increased to $596.0 million, or 8.4%, from $549.9 million in fiscal year 2004. The increase was primarily a result of higher labor and maintenance costs. Our operating income and operating margin for fiscal year 2005 decreased to $77.6 million and 11.5%, respectively, compared to $88.7 million and 14.4%, respectively, in fiscal year 2004. However, excluding the curtailment gain of $21.7 million in fiscal year 2004 discussed under “ — Fiscal Year 2004 compared to Fiscal Year 2003 — Consolidated Results”, our operating income and operating margin for fiscal year 2005 increased compared to fiscal year 2004 primarily as a result of higher revenue.

Net income for fiscal year 2005 was $51.6 million, compared to net income of $49.8 million in fiscal year 2004. Excluding the curtailment gain discussed above, our net income for fiscal year 2005 increased by $17.5 million compared to fiscal year 2004, primarily as a result of higher revenue and a decrease in other expense. Other expenses decreased due to lower foreign exchange losses in fiscal year 2005 as compared to fiscal year 2004 and the $6.2 million loss on extinguishment of debt charged to expense during fiscal year 2004. Set forth below is a discussion of the results of operations of our segments and business units.

Helicopter Services

Operating revenue from Helicopter Services increased to $621.2 million, or 8.5%, during fiscal year 2005 and operating expenses increased 7.6% to $544.9 million from $506.2 million. This resulted in an operating margin of 12.3% for fiscal year 2005 as compared to 15.2% for fiscal year 2004. Operating income in fiscal year 2004 included a $20.4 million curtailment gain allocated to Helicopter Services. Helicopter Services results are further explained below by business unit.

North American Operations.  Operating revenue from our North American Operations increased by 3.2% in fiscal year 2005 as compared to the prior fiscal year while flight activity decreased by 4.1%. Operating revenue increased despite a decrease in flight hours as a result of the full impact in the current fiscal year of a 7% rate increase for the U.S. Gulf of Mexico that was phased in throughout fiscal year 2004, and an increase in ad hoc flights for hurricane evacuations during the second quarter of fiscal year 2005.

Operating expense from our North American Operations increased to $142.8 million for fiscal year 2005 from $134.5 million for fiscal year 2004. The increase in operating expense was primarily in salary costs and additional depreciation expense. Depreciation expense for fiscal year 2005 was $15.6 million, or 16.8% higher than for fiscal year 2004, primarily due to additional aircraft added to the fleet during the past two fiscal years. The increase in depreciation expense was offset in part by a $3.0 million decrease resulting from a change in salvage value and useful lives on certain aircraft types. As a result of higher operating expense, our operating margin in our North American Operations decreased to 14.8% for fiscal year 2005 from 17.1% for fiscal year 2004.

North Sea Operations.  Operating revenue from North Sea Operations increased for fiscal year 2005 to $238.6 million, or 6.3%, from $224.4 million for fiscal year 2004. Included in fiscal year 2005 operating revenue is $19.5 million attributable to foreign exchange effects. Excluding the foreign exchange effects, revenue from North Sea Operations decreased 2.4% in fiscal year 2005 primarily due to lower flight activity during fiscal year 2005 as compared to fiscal year 2004. Flight hours decreased by 10.6% between the current fiscal year and the prior fiscal year. The reduction in flight hours is due primarily to a change in our lease arrangements in Norway. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Excluding the flight hours for Norway, flight activity decreased by 4.4% from fiscal year 2004 to fiscal year 2005.

Operating expenses from North Sea Operations increased $4.2 million in fiscal year 2005. Included in the operating expense for the North Sea Operation is $17.6 million attributable to foreign exchange effects. Excluding the foreign exchange effects, operating expense decreased 6.5% in fiscal year 2005. This decrease was primarily in salary costs due to the restructuring of the North Sea Operations and the amendment of the pension plan. The operating margin in North Sea Operations increased to 12.0% from 8.3% between the current fiscal year and the prior fiscal year.

International Operations.  Operating revenue from International Operations increased in fiscal year 2005 to $222.5 million, or 21.1%, from $183.8 million in fiscal year 2004. Flight activity increased 1.1% from the prior fiscal year. Increases were primarily noted in Australia and Nigeria with a decrease in activity noted in Brazil.

Flight activity and operating revenue for Australia increased for fiscal year 2005 by 15.8% and 34.5%, respectively, over fiscal year 2004. The increase was primarily due to a 15-month contract that began in July 2004 and higher ad hoc flying for fiscal year 2005.

In Nigeria, flight activity and operating revenue for fiscal year 2005 increased 6.6% and 22.9%, respectively, compared to fiscal year 2004. The increase is primarily due to the addition of two medium aircraft in November 2003 and two large and one medium aircraft in April 2004. Again, the increase in revenue significantly exceeded the increase in flight activity as a result of a favorable change in the mix of aircraft. Nigeria accounted for approximately 43.2% of operating revenue from International Operations in fiscal year 2005. As a result of the potential cancellation by customers of their contracts with us, we may experience a substantial reduction in business activity in Nigeria in future periods.

In Brazil, flight activity decreased 14.4% and operating revenue decreased 1.9% for fiscal year 2005 compared to fiscal year 2004. Flight activity decreased significantly more than operating revenue primarily as a result of a change in the mix of aircraft operating in Brazil. While the decrease in flight activity negatively affected operating revenue, the addition of a large aircraft at higher rates largely offset the decrease. Brazil accounted for approximately 5% of operating revenue from International Operations in fiscal year 2005. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil, and upon such termination, absent our development of a satisfactory relationship with another local operating company, we expect to experience a substantial reduction in business activity in Brazil in future periods.

Operating expenses for our International Operations increased in fiscal year 2005 to $197.6 million, or 18.8%, from $166.3 million in fiscal year 2004. The increase was primarily due to higher salary costs, maintenance costs and lease fees related to an increase in activity in our international areas. The operating margin in our International Operations increased to 11.2% in the current fiscal year from 9.6% in the prior fiscal year.

Technical Services.  Operating revenue for Technical Services decreased to $34.3 million during fiscal year 2005 from $44.9 million for fiscal year 2004 primarily due to a restructuring of the technical service business and the sale of certain contracts to an existing joint venture in November 2004. Operating expenses decreased from $42.3 million for fiscal year 2004 to $36.1 million for fiscal year 2005. The decrease in operating expenses is primarily due to the reduction in activity caused by the restructuring and sale of contracts offset by severance costs of approximately $2.8 million recorded in the current fiscal year related to the downsizing of the Technical Services operations in the United Kingdom. The restructuring reduced staffing levels by approximately 80 positions over a nine-month period. As a result of lower operating revenues and the severance costs, our operating margin for Technical Services decreased to (5.4)% in fiscal year 2005 from 5.7% in fiscal year 2004.

Production Management Services

Operating revenue from the Production Management Services business increased to $59.0 million, or 18.5% in fiscal year 2005 from $49.8 million in fiscal year 2004 primarily due to increased activity with a major customer that needed additional production management services. Operating expenses increased to $55.1 million, or 16.5%, in fiscal year 2005 from $47.3 million in fiscal year 2004 primarily due to higher labor and helicopter transportation costs. As a result of the higher revenue, our operating margin increased to 6.6% from 5.0% in fiscal year 2004.

General and Administrative Costs

Consolidated general and administrative costs increased by $6.4 million for fiscal year 2005 primarily due to an increase in compensation costs and higher professional fees, partially offset by a decrease in restructuring charges for our North Sea Operations. Restructuring charges for our North Sea Operations in fiscal years 2005 and 2004 were approximately $1.1 million and $3.1 million, respectively. Professional fees in the current fiscal year included fees incurred in connection with the investigation by outside counsel of activities related to the Internal Review, an executive search, Sarbanes Oxley compliance initiatives and other projects requiring consulting services.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased in fiscal year 2005 by $1.4 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease in dividends received was primarily related to a reduction in dividends from our unconsolidated affiliate in Mexico, which experienced a decline in activity as a result of the completion of the PEMEX contract as previously discussed.

Interest Expense, Net

Interest expense, net, decreased in fiscal year 2005 by $2.7 million from fiscal year 2004. Approximately $1.2 million of this decrease resulted from lower interest expense during fiscal year 2005 caused by the refinancing of our 6% Convertible Subordinated Notes and 7 7/8% Senior Notes with the issuance 6 1/8% Senior Notes during fiscal year 2004 and an increase in interest income of $1.5 million resulting from higher cash balances and investment returns in fiscal year 2005. Interest expense in fiscal year 2005 and fiscal year 2004 was offset by approximately $1.3 million and $1.2 million, respectively, of capitalized interest.

Loss on extinguishment of debt

In fiscal year 2005, no loss on extinguishment of debt was recognized, compared to a recognized loss on extinguishment of debt of $6.2 million in fiscal year 2004. The loss in fiscal year 2004 related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss in fiscal year 2004 pertained to the payment of redemption premiums and $1.5 million pertained to the write-off of unamortized debt issuance costs related to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes.

Other Income (Expense)

Other expense, net, in fiscal year 2005 was $1.1 million compared to other expense, net, of $7.8 million in fiscal year 2004 and primarily represents foreign currency transaction gains and losses. These gains and losses arise from the consolidation of Bristow, whose functional currency is the British pound sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea. The weakening of the U.S. dollar against the British pound is the primary reason for the losses.

Fiscal Year 2004 compared to Fiscal Year 2003

Consolidated Results

During fiscal year 2004, our operating revenue increased to $617.0 million, or 2.6%, from $601.6 million in fiscal year 2003. The increase in operating revenue was primarily a result of increased oil and gas activity in our International Operations and rate increases on customer contracts in our North American Operations. Our fiscal year 2004 consolidated operating expenses increased to $549.9 million, or 2.6%, from $536.2 million in fiscal year 2003. This increase in operating expenses was due primarily to $4.1 million in restructuring charges related to our North Sea Operations. In connection with this restructuring, we amended our defined benefit pension plan which resulted in the recognition of a non-cash curtailment gain of $21.7 million in fiscal year 2004. As a result, operating income for fiscal year 2004 increased to $88.7 million as compared to $65.4 million for fiscal year 2003.

Our fiscal year 2004 net income was $49.8 million, representing a 23.3% increase from fiscal year 2003. This increase primarily resulted from the curtailment gain discussed above offset by the restructuring charges related to our North Sea Operations, debt restructuring charges and higher foreign currency transaction losses. Set forth below is a discussion of the results of our segments and business units.

Helicopter Services

Operating revenue from Helicopter Services increased to $572.7 million, or 2.4%, during fiscal year 2004, with operating expenses increasing slightly to $506.2 million in fiscal year 2004 from $496.4 million in fiscal year 2003. The portion of the curtailment gain allocated to Helicopter Services of $20.4 million led to an operating margin of 15.2% in fiscal year 2004 as compared to 11.2% in fiscal year 2003. Helicopter Services results are further explained below by business unit.

North American Operations.  Operating revenue from our North American Operations increased in fiscal year 2004 to $162.3 million, or 7.1%, from the prior fiscal year while flight activity remained constant. The increase in operating revenue with static flight activity is due primarily to the 7% rate increase in the U.S. Gulf of Mexico that went into effect March 2003 and was phased-in throughout fiscal year 2004.

Operating expenses from our North American Operations decreased to $134.5 million in fiscal year 2004 from $135.5 million in fiscal year 2003 primarily due to lower maintenance and insurance costs. Depreciation expense for fiscal year 2004 increased $1.6 million, or 13.5%. This increase in depreciation expense was offset in part by a decrease of approximately $3.2 million resulting from a change in salvage value and useful lives on certain aircraft types on depreciation.

The result of our higher revenue and lower operating expenses was an increase in our operating margin in our North American Operations to 17.1% for fiscal year 2004 from 10.5% in the prior fiscal year.

North Sea Operations.  Operating revenue from our North Sea Operations decreased in fiscal year 2004 to $224.4 million, or 2.4%, from fiscal year 2003 revenue of $230.0 million. Operating revenue from North Sea Operations in fiscal year 2004 included $28.3 million attributable to foreign exchange effects and revenue related to the assets in Italy disposed of in November 2002. Excluding foreign exchange effects and revenue related to Italy, fiscal year 2004 revenue from these operations decreased 11.7% from fiscal year 2003 revenue. This decrease relates to reduced activity as reflected by the reduction in flight hours of 10.4% between fiscal year 2004 and fiscal year 2003.

Operating expenses from our North Sea Operations decreased by 1.4% between fiscal year 2004 and fiscal year 2003. $26.5 million of operating expense from our North Sea Operations in fiscal year 2003 was attributable to foreign exchange effects and costs related to the assets in Italy disposed of in November 2002. The decrease in operating expenses was primarily the result of lower maintenance and repair expense offset by approximately $1.0 million in restructuring costs. The operating margin in our North Sea Operations decreased to 8.3% in fiscal year 2004 from 9.1% in fiscal year 2003 primarily due to the reduction in revenue.

International Operations.  Operating revenue from International Operations increased in fiscal year 2004 to $183.8 million, or 8.8%, from $169.0 million in fiscal year 2003, primarily as a result of a 2.8% increase in flight activity from the prior fiscal year.

In Brazil, flight activity and operating revenue for fiscal year 2004 increased by 26.5% and 29.2%, respectively, from fiscal year 2003. The increase in flight activity and operating revenue was primarily due to three additional aircraft sent to the area during the fourth quarter of fiscal year 2003 in response to increased drilling activity.

In Mexico, flight activity and operating revenue for fiscal year 2004 increased over the prior fiscal year levels by 6.3% and 5.0%, respectively. The increase in flight activity and operating revenue were primarily due to the addition of two aircraft in the second quarter of fiscal year 2004. Operating revenue was positively impacted by the addition of the two aircraft and a favorable change in the mix of aircraft. However, during July 2003, six older aircraft which we directly leased into Mexico were replaced with six newer aircraft owned by an unconsolidated affiliate. Accordingly, the revenue from these aircraft is no longer consolidated in our results. Instead, we record our 49% equity in the net results of the unconsolidated affiliate in earnings from unconsolidated affiliates, which for fiscal year 2004 was $1.8 million.

In Nigeria, customer flight hours and operating revenue increased for fiscal year 2004 by 5.2% and 18.2%, respectively over fiscal year 2003. This increase resulted primarily from the acquisition of a controlling interest in a West African operating company in July 2003, when we began to provide services to a major oil company under a five-year contract. This increase was partially offset by the decrease in flight activity with one customer that furnishes its own aircraft (not reflected in hours). Operating margins were virtually unchanged.

Operating expenses for our International Operations increased in fiscal year 2004 to $166.3 million, or 13.7% from $146.3 million in fiscal year 2003. This increase was primarily a result of higher salary costs, maintenance costs and lease fees due to increased operations in our international areas. The operating margin in our International Operations decreased to 9.6% in fiscal year 2004 from 13.5% in fiscal year 2003.

Technical Services.  Operating revenue for Technical Services decreased during fiscal year 2004 to $44.9 million, or 2.2%, compared to $45.9 million in the prior fiscal year. Operating expenses for Technical Services decreased slightly in fiscal year 2004 to $42.3 million, or 1.4%, from $42.9 million in fiscal year 2003. Operating margin for Technical Services for fiscal year 2004 decreased to 5.7% from 6.5% in the prior year.

Production Management Services

Operating revenue from our Production Management Services segment increased to $49.8 million, or 4.4%, in fiscal year 2004 from $47.7 million in fiscal year 2003, primarily due to the addition of a contract with a major customer. Operating expenses in this segment increased to $47.3 million, or 5.8%, in fiscal year 2004 from $44.7 million in fiscal year 2003 due to higher transportation charges. Our operating margin decreased to 5.0% from 6.2% in fiscal year 2003.

General and Administrative Costs

Consolidated general and administrative costs increased by $4.4 million in fiscal year 2004 primarily due to restructuring charges for our North Sea Operations of $3.1 million.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased in fiscal year 2004 by $1.0 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease was primarily due to a reduction in dividends from our unconsolidated affiliate in Egypt partially offset by higher earnings from equity method investees.

Interest Expense, net

Interest expense, net, increased in fiscal year 2004 by $1.8 million primarily due to the debt refinancing transaction that took place in June and July 2003. See Note B in the “Notes to Consolidated Financial Statements” for further discussion. This interest was offset by $1.2 million of interest capitalized in fiscal year 2004 related to progress payments for our fleet and facilities renewal and refurbishment program and $0.3 million of interest income from the investment of the proceeds of the debt refinancing for approximately one month.

Loss on extinguishment of debt

A loss on extinguishment of debt of $6.2 million was recognized in fiscal year 2004 related to the redemption on July 29, 2003 of our 6% Convertible Subordinated Notes and our 7 7/8% Senior Notes. Approximately $4.7 million of the loss pertains to the payment of redemption premiums and $1.5 million pertains to the write-off of unamortized debt issuance costs relating to the 6% Convertible Subordinated Notes and 7 7/8% Senior Notes.

Other Income (Expense)

Other expense, net, for fiscal year 2004 was $7.8 million compared to other expense, net, of $3.3 million in fiscal year 2003 and primarily represents foreign currency transaction losses. These losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British pound sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea. The weakening of the U.S. dollar against the British pound since March 31, 2003 is the primary reason for these losses.

Income Taxes

Our effective income tax rates from continuing operations were 29.7%, 27.5% and 30.5% for fiscal years 2005, 2004 and 2003, respectively. The variance between the U.S. federal statutory rate and the effective rate for these periods is due primarily to the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided. Our effective tax rate is also impacted by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources

During fiscal year 2005, our primary source of funds to meet working capital needs, service debt and fund capital expenditures was cash from operations. We believe that our future cash flow from operations, our existing U.S. revolving credit facility and alternative financing sources will be sufficient to meet our working capital, capital expenditure and debt service needs in the foreseeable future. We will likely need to raise additional funds through public or private debt or equity financings to finance existing commitments under our fleet renewal program and to execute our growth strategy. See “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us.”

Operating Activities

Cash and cash equivalents were $146.4 million, $85.7 million and $56.8 million as of March 31, 2005, 2004 and 2003, respectively. Working capital as of March 31, 2005, 2004 and 2003 was $270.7 million, $235.7 million and $101.1 million, respectively. The increase in working capital in fiscal year 2005 was primarily a result of an increase in cash and cash equivalents, accounts receivable and inventory offset in part by an increase in accounts payable, accrued liabilities and current deferred taxes. The increase in working capital in fiscal year 2004 was due primarily to the redemption in July 2003 of $90.9 million of the 6.0% Convertible Subordinated Notes due in December 2003 with proceeds from the issuance of the 6 1/8% Senior Notes. See “Financing Activities” below.

Net cash flows provided by operating activities were $104.5 million, $83.3 million, $62.4 million for fiscal years 2005, 2004, and 2003, respectively. The increase in cash flows provided by operating activities in fiscal year 2005 was primarily the result of an increase in net income after excluding the non-cash impact in fiscal year 2004 of the curtailment gain. The increase in cash flows in fiscal year 2004 from fiscal year 2003 was primarily the result of an increase in non-cash working capital.

Investing Activities

Cash flows used in investing activities were $46.5 million, $62.6 million and $48.2 million for fiscal years 2005, 2004 and 2003, respectively. The following table shows capital expenditures for fiscal years 2005, 2004 and 2003 (in thousands):

	Capital Expenditures
	2005	2004	2003

Aircraft and Related Equipment	$74,211	$66,792	$47,796
Other	3,878	1,063	7,235

Total Capital Expenditures	$78,089	$67,855	$55,031

Fiscal Year 2005.  During fiscal year 2005, we received proceeds of $26.6 million primarily from the disposal of ten aircraft and certain equipment, which resulted in a net gain of $5.9 million. We also received proceeds of $15.1 million from the sale of seven aircraft and certain contracts in our Technical Services business unit to a 50% owned unconsolidated affiliate which resulted in a gain of $2.1 million. See Note J in the “Notes to Consolidated Financial Statements” for further discussion.

In fiscal year 2003, we initiated a fleet renewal program. Under the program, we expect to incur additional capital expenditures over the next five to seven fiscal years to replace certain of our aircraft and upgrade strategic base facilities. As of March 31, 2005, we have expended $99.6 million as deposits and progress payments toward firm purchase commitments of $142.0 million under the fleet renewal program. Subsequent to March 31, 2005, we made additional payments under this program of $51.4 million and incurred additional firm purchase commitments of $286.2 million. To the extent they occur, any sales and trade-ins of older aircraft will reduce these projected expenditures. We plan to use internally generated funds and alternative financing sources, if needed, to meet our obligations under the program.

Apart from commitments under our fleet renewal program, we purchased one large aircraft for $17.1 million. Additionally, subsequent to March 31, 2005, we purchased five small aircraft for $6.4 million and paid deposits of $17.8 million for five large aircraft and four medium aircraft. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements. Subsequent to March 31, 2005, we also entered into firm purchase commitments for aircraft outside of the fleet renewal program of $130.0 million.

Fiscal Year 2004.  During fiscal year 2004, we received proceeds of $6.9 million primarily from the disposal of aircraft and equipment, which resulted in a net gain of $3.9 million. Apart from commitments under our fleet and facilities renewal and refurbishment program, we purchased one small aircraft for $1.0 million and three medium aircraft for $12.6 million. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements.

In March 2004, we entered a purchase agreement with Bell Helicopter for a new medium sized aircraft. The total purchase price for the aircraft is $6.3 million, of which a deposit of $0.3 million was made in April 2004. The balance of the purchase price was paid with cash from operations in fiscal year 2005.

In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for four of our used large aircraft. The proceeds from the sale of the four used aircraft and some surplus spares will principally fund the purchase of the two new aircraft.

In May 2003, we entered into a purchase agreement with Bell Helicopter for five new medium aircraft. The total purchase price of the five aircraft was $30.1 million. We funded $12.2 million of the purchase price from available cash and the balance of $17.9 million was financed by the manufacturer for 90 days with interest payable at 3-month LIBOR plus 2.95%. In addition, we purchased a sixth medium aircraft for $5.3 million. These aircraft were purchased to meet the contract renewal requirements of an existing customer of our unconsolidated affiliate in Mexico, and replaced older aircraft currently being used on the contract.

On July 11, 2003, we sold these six aircraft, at our cost, to a newly formed limited liability company, Rotorwing Leasing Resources, L.L.C. or RLR. The capital of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. RLR financed 90% of the purchase price of these aircraft through a five-year term loan of $31.8 million with a bank requiring monthly principal and interest payments of $346,047 and a balloon payment of $18.3 million due July 11, 2008 (the “RLR Note”). The RLR Note is secured by the six aircraft. We guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we have given the bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of March 31, 2005, a liability of $0.9 million representing the fair value of this guarantee was reflected in our balance sheet in other liabilities and deferred credits. The fair value of the guarantee being amortized over the term of the RLR Note.

As of June 30, 2005, we were in default of various financial information reporting covenants under the RLR Note for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank initially provided a waiver through August 14, 2005, and subsequently provided a second waiver through November 15, 2005. Further, we extended the waiver at our election through December 15, 2005 upon payment of a fee, and we have elected to exercise our option to further extend these waivers through January 16, 2006 upon payment of an additional fee.

We used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the manufacturer in July 2003. No gain or loss was recognized on the sale.

As of March 31, 2004, we expended $57.4 million as deposits and progress payments, and incurred firm purchase commitments of $138.6 under the November 2002 fleet and facilities renewal and refurbishment program.

Fiscal Year 2003.  During fiscal year 2003, we received proceeds of $22.8 million primarily from the disposal of aircraft and equipment, which resulted in a gain of $5.0 million, and we purchased 12 small aircraft for $14.4 million and four medium aircraft for $8.5 million. In addition, we paid $3.5 million of the balance due on an AS 332L2 Super Puma. An additional approximately $4.4 million was paid in November 2003 on this aircraft.

As of March 31, 2003, we had expended $18.2 million as deposits and progress payments, and entered into incurred firm purchase commitments of $125.2 under the fleet renewal program discussed above.

Financing Activities

Cash flows provided by (used in) financing activities were $2.8 million, $3.5 million and ($1.1 million) in fiscal years 2005, 2004 and 2003, respectively. Total debt as of March 31, 2005 was $262.1 million as compared to $255.5 million and $232.8 million as of March 31, 2004 and 2003, respectively.

Revolving Credit Facility.  As of March 31, 2005, we had a $30.0 million revolving credit facility with a U.S. bank that expires on August 31, 2006. This credit facility is subject to a sublimit of $10.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had no amounts drawn under this facility as of March 31, 2005, but did have $0.7 million of letters of credit utilized which reduced availability under the facility. As of March 31, 2005, we were in compliance with all of the covenants under this credit facility. As of June 30, 2005, however, we were in default of various financial information reporting covenants for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank initially provided a waiver through August 14, 2005, and subsequently provided a second waiver through November 15, 2005. Waivers were extended through December 15, 2005 upon payment of a fee, and we have elected to exercise our option to further extend these waivers though January 16, 2006 upon payment of an additional fee.

U.K. Facilities.  As of March 31, 2005, Bristow had a £6 million ($11.3 million) facility for letters of credit, of which £3.4 million ($6.4 million) was outstanding, and a £1 million ($1.9 million) net overdraft facility, of which no borrowings were outstanding. The letter of credit facility is provided on an uncommitted basis and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006. The facilities are guaranteed by certain of Bristow’s subsidiaries and secured by several helicopter mortgages and a negative pledge of Bristow’s assets.

6.0% Convertible Subordinated Notes.  In December 1996, we issued $98.0 million aggregate principal amount of 6.0% convertible subordinated notes due 2003. During 1999, we repurchased $7.1 million in principal amount of the notes in the open market. The notes were convertible at any time into our Common Stock at a conversion price of $22.86 per share, or approximately 43.74 shares per $1,000 principal amount, and were redeemable at our option. In July 2003, we redeemed all the outstanding notes, $90.9 million, as discussed in Note B in the “Notes to Consolidated Financial Statements.”

7 7/8% Senior Notes.  In January 1998, we issued $100.0 million aggregate principal amount of 7 7/8% senior notes due 2008. The notes were unsecured and were guaranteed by certain of our U.S. subsidiaries. The notes became redeemable in full at our option beginning in January 2003. In July 2003, we redeemed all the outstanding notes, $100.0 million, as discussed in Note B in the “Notes to Consolidated Financial Statements.”

6 1/8% Senior Notes.  In June 2003, we issued $230.0 million aggregate principal amount of 6 1/8% senior notes due 2013 (“Senior Notes”). The Senior Notes are unsecured and are guaranteed by certain of our U.S. subsidiaries. The Senior Notes are redeemable at our option. A portion of the net proceeds from the issuance and sale of these notes was used to redeem all our outstanding 7 7/8% Senior Notes and 6.0% Convertible Subordinated Notes. The remaining net proceeds were used for general corporate purposes. On June 16, 2005, we received notice from the trustee that we were in default of financial reporting covenants in the indenture under which the Senior Notes were issued as we were not able to provide the required financial reporting information within the time period specified in the covenants and that, unless the deficiency was remedied within 60 days, an event of default would occur under the indenture. On August 16, 2005 we completed a consent solicitation with the holders of the Senior Notes to waive defaults under and make amendments to the indenture under which the Senior Notes were issued. Under the terms of the consent solicitation, a consent fee of $6.25 per $1,000 principal amount of Senior Notes, or $1.4 million, was paid on August 17, 2005 to holders of Senior Notes on July 25, 2005 that delivered (and not revoked) valid consents on or prior to August 15, 2005. The majority of Senior Note holders waived the defaults under the indenture through November 15, 2005. Further, we extended the waivers through December 15, 2005 upon payment of an additional fee, and we have elected to exercise our option to further extend these waivers through January 16, 2006 upon payment of another additional fee. See Note M in the “Notes to Consolidated Financial Statements” for further discussion.

Limited Recourse Term Loans.  Our debt includes two limited recourse term loans with a United Kingdom bank arising in connection with sale and lease transactions for two aircraft entered into with a special purpose entity in fiscal year 1999. The term loans are secured by both aircraft and our guarantee of the underlying lease obligations. In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition. As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on our consolidated balance sheet. As of March 31, 2005, the aggregate balance of the term loans was $21.1 million. The term loans provide for rates of interest payable to the bank of 7.1% and 7.2%, quarterly amortization payments totaling $0.7 million and balloon payments of $9.8 million and $9.2 million in fiscal years 2007 and 2008, respectively.

Short term advance from customer.  Our debt includes a $3.4 million advance from a customer that is reimbursement for value added taxes paid by us, the ultimate obligation for which is currently under dispute between ourselves and the customer and the taxing authority. The advance is non-interest bearing and will be repaid as taxes are refunded to us by the applicable governmental agency.

Sakhalin Aviation Services Ltd. advance.  In connection with the acquisition of Aviashelf, a Russian helicopter company, we assumed the note to Sakhalin Aviation Services Ltd. (“SASL”). SASL is the former owner of Aviashelf. Our balance sheet reflects advances of approximately $0.6 million made to Aviashelf by SASL. The advances are in the form of a non-interest bearing note with no specific repayment terms. See Note I in the “Notes to Consolidated Financial Statements” for further discussion of the acquisition.

Sakhalin Debt.  On July 16, 2004, we assumed various existing debt liabilities that were outstanding and secured against assets purchased as part of our acquisition of a business in Sakhalin, Russia. See Note I in the “Notes to Consolidated Financial Statements” for further discussion of the acquisition. Two promissory notes totaling $1.7 million at March 31, 2005 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in 2009 and 2010. The other liabilities assumed included a finance lease on an aircraft totaling $1.2 million at March 31, 2005, with an interest rate of 6.5% and expiring in 2007; a finance lease on an aircraft totaling $3.3 million at March 31, 2005, with an interest rate of 8.5% and expiring in 2009 with a final termination payment of $2.4 million; and two loan notes on spares packages totaling $0.8 million at March 31, 2005, with interest rates at 10% to 18% expiring in 2007.

Surety Bond.  As of March 31, 2005, we had a surety bond outstanding to the Mexican Federal Electric Commission in the amount of 77.4 million Mexican pesos ($6.9 million). The surety bond guarantees performance of our unconsolidated Mexican affiliate under its contract with the customer.

U.K. Taxes.  During January 2004, we reached a settlement with the United Kingdom Inland Revenue regarding the tax treatment for certain aircraft maintenance expenditures by our primary United Kingdom operating company. These expenditures are contractual cash payments made to certain repair and maintenance service providers in advance of the actual repair requirement. We have historically deducted these expenditures for tax purposes as the payments were made, but will now treat these expenditures as prepayments for United Kingdom income tax purposes to be deducted when the repair or maintenance service actually occurs. This change in treatment was made effective April 1, 2002, and resulted in a cash payment for taxes and interest of £4.0 million ($7.4 million) in fiscal year 2004, with a further payment during the first quarter of fiscal year 2005 of £4.6 million ($8.3 million). The payment of these taxes will not affect total tax expense on our income statement but will instead be treated as a deferred tax asset to be deducted in the future when the repair and maintenance services are provided.

Pension Plan.  As of March 31, 2005, we had recorded on our balance sheet a $158.0 million pension liability and a $36.5 million prepaid pension asset related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The asset represents the cumulative contributions made by Bristow in excess of accrued net periodic pension cost. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require us to make additional cash contributions to the plan. In February 2004, we agreed to a schedule of contributions for our defined benefit pension plan in order to comply with the minimum funding rules of the United Kingdom. Those rules require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by United Kingdom legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded position of the plan as well as other changes we made to the plan (as more fully described under “— Executive Overview — Other Matters — Prior to Fiscal Year 2005”), on February 1, 2004, we contributed £5.2 million ($9.6 million) to the plan to reach the 90% funded level, and agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement. The £5.2 million ($9.6 million) contribution was made from existing cash balances and did not materially impact our working capital position. In March 2005, we agreed, subject to our review every three years, to increase the monthly contributions to £0.4 million ($0.8 million) for the next 20 years beginning May 2005. Nevertheless, regulatory agencies in the United Kingdom may require us to increase the monthly contributions further.

Minority Interest.  In March 2004, we prepaid $11.4 million, representing a portion of the put/call option price over the 51% of the ordinary share capital of Bristow that we do not own. This payment was made from existing cash balances. Beginning in September 2004, we began to pay the amount of guaranteed return on the put/call on a quarterly basis. In fiscal year 2005, the amount paid was £46,776 ($85,771) representing the amount due from May 8, 2004 to December 31, 2004. Subsequent to March 31, 2005, we paid £36,198 ($65,919) representing the amount due from January 1, 2005 to June 30, 2005. In May 2004, we acquired eight million shares of deferred stock (essentially a subordinated class of stock with no voting rights) from Bristow for £1 per share ($14.4 million in total). Bristow used the proceeds to redeem £8 million of its ordinary share capital at par value from all of its outstanding shareholders, including ourselves. The result of these changes will be to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by $2.3 million on an annual basis.

Contractual Obligations and Commercial Commitments.  We have the following contractual obligations and commercial commitments as of March 31, 2005:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual obligations:
Long-term debt	$262,080	$6,413	$25,667	$—	$230,000
Operating leases	19,381	3,478	7,695	2,871	5,337
Pension obligations	192,400	9,200	28,800	19,200	135,200
Unconditional purchase obligations(2)	62,904	43,829	19,075	—	—

Total contractual cash obligations	$536,765	$62,920	$81,237	$22,071	$370,537

	Amount of Commitment Expiration Per Period
		Less Than			Over
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Other commercial commitments:
Debt guarantee	$33,245	$—	$—	$14,356	$18,889
Letters of credit and surety bond	13,967	13,700	267	—	—

Total commercial commitments	$47,212	$13,700	$267	$14,356	$18,889

(1)	We have guaranteed the repayment of up to £10 million ($18.9 million) of the debt of FBS and $14.4 million of the debt of RLR, both unconsolidated affiliates.

(2)	Since March 31, 2005, we have entered into unconditional purchase obligations of $416.2 million for additional aircraft not reflected in the table above.

Currency Fluctuations

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expenses from our North Sea Operations are in British pounds sterling. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea Operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our operating revenue.

Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British pound sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment and foreign currency transaction gains or losses are credited or charged to income and reflected in other income (expense). In the past three fiscal years our stockholders’ investment has increased by $66.2 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

The British pound sterling is the currency in which most of Bristow’s revenue and expenses are paid. Approximately 36% of our operating revenue for fiscal year 2005 was translated for financial reporting purposes from British pounds sterling into U.S. dollars. In addition, we receive other revenue that is not in U.S. dollars or British pounds sterling, such as Australian Dollars, Euros, Nigerian Naira, and Trinidad and Tobago Dollars. We can reduce or eliminate our exposure to exchange rate fluctuations to the extent that we also have expenses that are payable in the same foreign currency as our revenue. Our principal exposure is to changes in the value of the British pound relative to the U.S. dollar. During fiscal year 2005, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.75 to a high of one British pound = U.S. $1.95, with an average of one British pound = U.S. $1.85 for the fiscal year. As of March 31, 2005, the exchange rate was one British pound = U.S. $1.89. During fiscal year 2004, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.55 to a high of one British pound = U.S. $1.90 for the fiscal year, with an average of one British pound = U.S. $1.70. As of March 31, 2004, the exchange rate was one British pound = U.S. $1.84.

Critical Accounting Policies And Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, whereas, in other circumstances, generally accepted accounting principles require us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies, as discussed in the “Notes to Consolidated Financial Statements”, the following involve a higher degree of judgment and complexity.

Income Taxes.  Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, and treaties, foreign currency exchange restrictions or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in many jurisdictions where the tax laws relating to the offshore oilfield service industry are not well developed. While our annual tax provision is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation. Our annual tax provision includes the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly.

We do not believe it is possible to reasonably estimate the potential effect of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide and the potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amounts accrued.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2003, our valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carry forwards was $16.6 million. We decreased the valuation allowance as of March 31, 2004 to $14.4 million, and decreased it to $14.3 million as of March 31, 2005. If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries that are permanently reinvested. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical. The American Jobs Creation Act of 2004 (the “Act”), enacted in October 2004, included a provision creating a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85% deduction for certain dividends paid by controlled foreign corporations of U.S. corporations. The deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. See Note F in the “Notes to Consolidated Financial Statements.”

We have not provided for deferred taxes in circumstances where we expect that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Property and equipment.  Our net property and equipment represents 53% percent of our total assets as of March 31, 2005. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

Our property and equipment accounting policies are also designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives and residual values of our aircraft reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives and residual values of our aircraft, would likely result in materially different net book values of our assets and results of operations.

Useful lives of aircraft and residual values are difficult to estimate due to a variety of factors, including changes in operating conditions or environment, the introduction of technological advances in aviation equipment, changes in market or economic conditions including changes in demand for certain types of aircraft and changes in laws or regulations affecting the aviation or offshore oil and gas industry. We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of the remaining useful lives of the aircraft.

We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Asset impairment-evaluations are based on estimated undiscounted cash flows for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying business units, are appropriate.

Supply and demand are the key drivers of aircraft idle time and our ability to contract our aircraft at economical rates. During periods of oversupply, it is not uncommon for us to have aircraft idled for extended periods of time, which could be an indication that an asset group may be impaired. In most instances our aircraft could be used interchangeably. In addition, our aircraft are generally equipped to operate throughout the world. Because our aircraft are mobile, we may move aircraft from a weak geographic market to a stronger geographic market if an adequate opportunity arises to do so. As such, our aircraft are considered to be interchangeable within classes or asset groups and accordingly, our impairment evaluation is made by asset group.

An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Revenue Recognition.  In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: the persuasive evidence of an arrangement, generally a customer contract; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable. More specifically, revenue from Helicopter Services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. We estimate that our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from our customers that they are in agreement with the amount of the rate escalation. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the customer. Revenue from Production Management is recognized based on contractual rates as the related services are performed. Contracts are generally evergreen with a yearly review. Each party has a thirty-day cancellation clause. The rates charged to the customer are either monthly, based on services specified in the contract, or hourly if outside the scope of the contract. Typically hourly rates are charged for services provided beyond the basic level contemplated in the contract. Services provided include personnel and transportation. Any escalation in rates is agreed to in writing by the customer. With respect to both our Helicopter Services and Production Management, cost reimbursements from customers are recorded as revenue.

Pension and other postretirement benefits.  Our defined benefit pension and other postretirement benefit (retiree life insurance and medical benefits) obligations and the related benefit costs are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Pension and postretirement costs and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize a Sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

Allowance for doubtful accounts.  We establish reserves for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these reserves, we consider our historical experience, changes in our customer’s financial position, restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services. We derive a significant portion of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support client receivables. If the financial condition of our clients was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required. During fiscal years 2005, 2004 and 2003, we established new reserves for doubtful accounts of $0.3 million, $0.4 million and $1.0 million, respectively. Additionally, in each of the three fiscal years ended March 31, 2005, 2004 and 2003 we wrote off uncollectible accounts of $0.7 million, $0.8 million and $0.1 million, respectively, all of which had been previously reserved.

Inventory Reserve.  We maintain inventory that primarily consists of spare parts to service our aircraft. We periodically review the condition and continuing usefulness of the parts to determine whether the realizable value of this inventory is lower than its book value. If our valuation of these parts is significantly lower than the book value of the parts, an additional provision may be required.

Insurance.  We are self-insured for our group medical insurance plans in the U.S. In addition, we have several medical plans covering certain non-U.S. employee groups. We must make estimates to record the expenses related to these plans. We also have workers’ compensation programs in the U.S. for work-related injuries. In addition, we have insurance for work-related injuries covering certain non-U.S. employee groups. We estimate the expenses related to the retained portion of that risk. If actual experience under any of our insurance plans is greater than our original estimates, we may have to record charges to income when we identify the risk of additional loss. Conversely, if actual costs are lower than our estimates or return premiums are larger than originally projected, we may have to record credits to income.

Contingent liabilities.  We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to litigation, personal injury claims and potential tax assessments. Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

Goodwill Impairment.  We perform a test for impairment of our goodwill annually as of March 31 as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected flight hours and rates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets”, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. We do not expect the adoption of SFAS No. 153 to have a significant impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R becomes effective for our fiscal year beginning April 1, 2006 and will require companies to expense stock options and other share based payments. We do not currently know whether implementation of SFAS No. 123R would result in financial results materially different from pro forma results presented in Note A in the “Notes to Consolidated Financial Statements.”

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) which provides accounting guidance to companies that will be eligible for the tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP No. 109-1 provides that this deduction will be treated as a “special deduction” as described in SFAS 109 rather than a reduction in the statutory tax rate applied to deferred tax items. As such, FSP 109-1 does not result in a revaluation of our U.S. deferred tax assets. The impact of this deduction, if it applies, will first be reported in fiscal year 2006, the first tax year commencing after December 31, 2004. We are in the process of reviewing whether any of our operations qualify for this deduction.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”) to address the treatment of a special one time incentive provided in the Act for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Act provides for a special one-time tax deduction equal to 85%

of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, which otherwise requires the effect of a new tax law to be recorded in the period of enactment. As of March 31, 2005, the Company had not made a decision on whether, and to what extent, to repatriate previously unremitted foreign earnings. However, in September 2005, senior management approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Act. If the Company does repatriate the maximum amount called for in the DRIP, the related U.S. tax liability associated with the total repatriated earnings would be approximately $5.3 million. Technical corrections, regulations and additional guidance from the U.S. Treasury related to the statute could impact our estimate of the tax liability associated with the potential range of repatriation. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. As of October 2005, the Company had received $30.9 million of repatriated funds intended to qualify under the Act.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation is effective for our fiscal year ending March 31, 2006. Interpretation No. 47 provides clarification on conditional asset retirement obligations and the fair value of such obligations as referred to in SFAS No. 143. We do not expect the adoption of Interpretation No. 47 to have a significant impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 becomes effective for our fiscal year beginning April 1, 2006 and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes the method of retrospective application as the required method of reporting a change in accounting principle, unless impracticable, or unless the new accounting principle explicitly states transition requirements. We do not expect the adoption of SFAS No. 154 to have a significant impact on our financial statements, and the adoption of this standard would not have affected the restatements reflected in this Annual Report.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005, we have $262.1 million of debt outstanding, none of which carries a variable rate of interest. However, the market value of our fixed rate debt fluctuates with changes in interest rates.

We occasionally use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenue and expenses in the same currency for our contracts. Most of our revenue and expenses from our North Sea Operations are denominated in British pound sterling. Approximately 36% of our operating revenue for fiscal year 2005 was translated for financial reporting purposes from British pounds sterling into U.S. dollars. As of March 31, 2005, we did not have any nominal forward exchange contracts outstanding. Subsequent to March 31, 2005, we have not entered into any nominal forward exchange contracts.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Offshore Logistics, Inc.:

We have audited the accompanying consolidated balance sheets of Offshore Logistics, Inc. (the Company) and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Offshore Logistics, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the fiscal years’ 2004 and 2003 consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2005, except for the fifth paragraph of Management’s Report on Internal Control Over Financial Reporting as to which the date is December 9, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

New Orleans, Louisiana
June 9, 2005,
except for the “Restatement of
Previously Reported Amounts”
section in Note A, the ninth
paragraph of Note B,
the “Internal Review” section
of Note D, and Note M, as to which
the date is December 9, 2005

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31
	2005	2004	2003
	(In thousands, except per share amounts)
		(Restated)	(Restated)

Gross revenue:
Operating revenue	$673,646	$617,001	$601,550
Operating expenses:
Direct cost	518,139	475,449	467,776
Depreciation and amortization	40,693	39,543	37,664
General and administrative	45,245	38,892	34,478
Gain on disposal of assets	(8,039)	(3,943)	(3,734)

	596,038	549,941	536,184
Curtailment gain	—	21,665	—

Operating income	77,608	88,725	65,366
Earnings from unconsolidated affiliates, net of losses	9,600	11,039	12,054
Interest income	3,188	1,689	1,523
Interest expense	(15,665)	(16,829)	(14,904)
Loss on extinguishment of debt	—	(6,205)	—
Other income (expense), net	(1,126)	(7,810)	(3,284)

Income before provision for income taxes and minority interest	73,605	70,609	60,755
Provision for income taxes	21,835	19,402	18,554
Minority interest	(210)	(1,382)	(1,797)

Net income	$51,560	$49,825	$40,404

Net income per common share:
Basic	$2.24	$2.21	$1.80

Diluted	$2.21	$2.15	$1.67

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
	(In thousands)
		(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$146,440	$85,679
Accounts receivable	133,839	122,421
Inventories	140,706	133,073
Deferred tax asset	—	650
Prepaid expenses and other	11,459	10,874

Total current assets	432,444	352,697
Investments in unconsolidated affiliates	37,176	38,929
Property and equipment — at cost:
Land and buildings	32,543	26,594
Aircraft and equipment	827,031	797,783

	859,574	824,377
Less — Accumulated depreciation and amortization	(250,512)	(238,721)

	609,062	585,656
Goodwill	26,809	26,829
Other assets	44,085	42,717

	$1,149,576	$1,046,828

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$35,640	$28,714
Accrued liabilities	101,904	83,875
Deferred taxes	17,740	—
Current maturities of long-term debt	6,413	4,417

Total current liabilities	161,697	117,006
Long-term debt, less current maturities	255,667	251,117
Other liabilities and deferred credits	164,728	147,326
Deferred taxes	69,977	92,042
Minority interest	4,514	9,385
Commitments and contingencies (Note D)
Stockholders’ investment:
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding 23,314,708 in 2005 and 22,631,221 in 2004 (exclusive of 1,281,050 treasury shares)	233	226
Additional paid in capital	157,100	141,384
Retained earnings	389,715	338,155
Accumulated other comprehensive loss	(54,055)	(49,813)

	492,993	429,952

	$1,149,576	$1,046,828

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)
		(Restated)	(Restated)

Cash flows from operating activities:
Net income	$51,560	$49,825	$40,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,693	39,543	37,664
Deferred income taxes	3,325	9,046	13,917
Gain on asset dispositions	(8,039)	(3,943)	(3,734)
Curtailment gain	—	(21,665)	—
Loss on extinguishment of debt	—	6,205	—
Equity in earnings from unconsolidated affiliates under (over) dividends received	9,802	(5,114)	(4,767)
Minority interest in earnings	210	1,382	1,797
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(8,612)	10,984	533
(Increase) decrease in inventories	(5,127)	(4,111)	(6,545)
(Increase) decrease in prepaid expenses and other	(724)	5,232	(3,541)
Increase (decrease) in accounts payable	6,889	(5,156)	1,621
Increase (decrease) in accrued liabilities	15,034	308	(12,735)
Increase (decrease) in other liabilities and deferred credits	(657)	795	(2,558)
Other	119	—	331

Net cash provided by operating activities	104,473	83,331	62,387

Cash flows from investing activities:
Capital expenditures	(78,089)	(67,855)	(55,031)
Assets purchased on behalf of unconsolidated affiliate	—	(35,394)	(26,019)
Proceeds from sale of assets to unconsolidated affiliate	—	35,394	26,019
Proceeds from asset dispositions	41,722	6,854	22,803
Acquisition, net of cash received	(1,986)	—	(15,953)
Investments	(8,186)	(1,581)	—

Net cash used in investing activities	(46,539)	(62,582)	(48,181)

Cash flows from financing activities:
Proceeds from borrowings	—	251,412	45,286
Repayment of debt and debt redemption premiums	(2,427)	(233,627)	(49,026)
Debt issuance costs	—	(4,889)	—
Partial prepayment of put/call obligation	(86)	(11,442)	—
Repurchase of shares from minority interest	(7,389)	—	—
Issuance of Common Stock	12,665	2,085	2,631

Net cash provided by (used in) financing activities	2,763	3,539	(1,109)

Effect of exchange rate changes in cash and cash equivalents	64	4,591	1,033
Net increase in cash and cash equivalents	60,761	28,879	14,130
Cash and cash equivalents at beginning of period	85,679	56,800	42,670

Cash and cash equivalents at end of period	$146,440	$85,679	$56,800

Supplemental disclosure of non-cash investing activities:
Non-monetary exchange of assets	$11,934	$—	$—

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid in	Income	Retained	Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Investment
	(In thousands, except share amounts)

BALANCE — March 31, 2002	22,298,921	$223	$135,886	$(52,443)	$256,368	$340,034
Prior period adjustment	—	—	—	348	(8,442)	(8,094)

BALANCE — March 31, 2002 (restated)	22,298,921	223	135,886	(52,095)	247,926	331,940
Comprehensive income:
Net income (restated)	—	—	—	—	40,404	40,404
Translation adjustments (restated)	—	—	—	27,186	—	27,186
Pension liability adjustment (net of tax of $28,022)	—	—	—	(52,486)	—	(52,486)

Total comprehensive income (restated)	—	—	—	—	—	15,104
Tax benefit related to the exercise of employee stock options	—	—	531	—	—	531
Stock options exercised	212,000	2	2,629	—	—	2,631

BALANCE — March 31, 2003 (restated)	22,510,921	225	139,046	(77,395)	288,330	350,206
Comprehensive income:
Net income (restated)	—	—	—	—	49,825	49,825
Translation adjustments (restated)	—	—	—	31,673	—	31,673
Pension liability adjustment (net of tax of $2,179)	—	—	—	(4,091)	—	(4,091)

Total comprehensive income (restated)	—	—	—	—	—	77,407
Tax benefit related to the exercise of employee stock options	—	—	254	—	—	254
Stock options exercised	120,300	1	2,084	—	—	2,085

BALANCE — March 31, 2004 (restated)	22,631,221	226	141,384	(49,813)	338,155	429,952
Comprehensive income:
Net income	—	—	—	—	51,560	51,560
Translation adjustments	—	—	—	7,354	—	7,354
Pension liability adjustment (net of tax of $4,796)	—	—	—	(11,596)	—	(11,596)

Total comprehensive income	—	—	—	—	—	47,318
Tax benefit related to the exercise of employee stock options	—	—	2,939	—	—	2,939
Stock options exercised	683,487	7	12,777	—	—	12,784

BALANCE — March 31, 2005	23,314,708	$233	$157,100	$(54,055)	$389,715	$492,993

The accompanying notes are an integral part of these statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — Offshore Logistics, Inc., a Delaware corporation (together with its majority-owned entities and non-majority owned entities and predecessors, unless the context requires otherwise, “OLG,” the “Company,” “we,” “us,” or “our”), is a leading provider of aviation services to the global offshore oil and gas industry. With a fleet of 433 aircraft, OLG and its affiliates conduct helicopter operations in all of the major offshore oil-producing regions of the world. We also are a leading provider of helicopter military training and search and rescue services. In addition, we are a leading provider of production management services to oil and gas companies operating in the Gulf of Mexico.

The following consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which the Company owns 50% or less of the equity but has retained the majority of the economic risk of the operating assets and related results are consolidated. Other investments in affiliates in which the Company owns 50% or less of the equity but has the ability to exercise significant influence are accounted for using the equity method. Investments which the Company does not consolidate or in which the Company does not exercise significant influence are accounted for under the cost method whereby dividends are recognized as income when received.

The United Kingdom, as do most countries, limits foreign ownership of aviation companies. To comply with these restrictions, the Company owns only 49% of the Common Stock of Bristow, but owns 100% of Bristow’s subordinated debt. In addition, the Company has a put/call agreement with the other two stockholders of Bristow which grants the Company the right to buy all of their shares of Bristow Common Stock (and them the right to require the Company to buy all of their shares). Under U.K. regulations, to maintain Bristow’s operating license, the Company would be required to find a qualified European Union owner to acquire any of the Bristow shares that the Company has the right or obligation to acquire under the put/call agreement.

Restatement of Previously Reported Amounts — As a result of the Internal Review findings discussed further in Note D, the Company has restated its historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. In connection with this matter, the restated consolidated statements of income reflect reductions in operating income of $4.2 million and $3.2 million for fiscal years 2004 and 2003, respectively, and $4.6 million for earlier fiscal years from previously reported amounts. In addition, our consolidated statements of income reflect reductions on operating income of $3.8 million for fiscal year 2005 from the previously announced income. At this time, the Company cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the SEC investigation; however, such payments, fines and/or penalties could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s management has separately determined that the Company was not reporting reimbursements received from its customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). The Company’s customers reimburse it for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, the Company’s management has determined that the Company did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and the Company did not properly record expenses related to payroll taxes incurred by one of the Company’s foreign subsidiaries. In accordance with GAAP, the Company has restated its historical financial statements for fiscal years 2004 and 2003 to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and the Company increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $53.4 million and $46.4 million for fiscal years 2004 and 2003, respectively, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.5 million and $0.2 million in fiscal years 2004 and 2003, respectively. For all three items, operating revenues were increased $55.3 million and direct costs were increased by $56.3 million from the previously announced amount for fiscal year 2005.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of these adjustments on the consolidated statements of income, balance sheet and cash flows is reflected in the tables below (in thousands except per share amounts). Amounts for fiscal year 2005 were not previously audited or filed with the SEC, but had been announced. Amounts for the first three fiscal quarters in that year had been filed.

Statements of Income

	2004		2003
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Operating revenue	$563,649	$617,001	$555,110	$601,550
Direct costs	417,417	475,449	417,910	467,776
Total operating expenses	491,909	549,941	486,318	536,184
Operating income	93,405	88,725	68,792	65,366
Income before provision for taxes and minority interests	75,289	70,609	64,181	60,755
Provision for income taxes	20,803	19,402	19,254	18,554
Net income	53,104	49,825	43,130	40,404
Basic EPS	2.36	2.21	1.92	1.80
Diluted EPS	2.29	2.15	1.77	1.67

	Fiscal Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
	(Unaudited)

2005
As previously reported:
Gross revenue	$147,382	$158,724	$155,977
Operating income	20,541	26,343	20,414
Net income	12,970	18,036	11,499
Basic earnings per share	0.57	0.79	0.49
Diluted earnings per share	0.57	0.77	0.49
Restated:
Gross revenue	$160,401	$170,627	$172,167
Operating income	19,351	25,152	19,216
Net income	11,587	16,651	10,108
Basic earnings per share	0.51	0.73	0.43
Diluted earnings per share	0.51	0.71	0.43
2004
As previously reported:
Gross revenue	$133,893	$139,429	$138,715	$151,612
Operating income	16,473	20,021	10,770	46,141
Net income	8,268	8,500	2,790	33,546
Basic earnings per share	0.37	0.38	0.12	1.49
Diluted earnings per share	0.35	0.37	0.12	1.45

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
	(Unaudited)

Restated:
Gross revenue	$145,730	$151,151	$152,480	$167,640
Operating income	15,308	18,857	9,599	44,961
Net income	7,455	7,688	1,969	32,713
Basic earnings per share	0.33	0.34	0.09	1.45
Diluted earnings per share	0.32	0.32	0.09	1.42

Balance Sheets

	2004
	As Previously
	Reported	Restated

Deferred tax asset — current	$—	$650
Total current assets	350,772	352,697
Total assets	1,044,903	1,046,828
Accrued liabilities	65,257	83,875
Deferred taxes — current	1,802	—
Current liabilities	98,915	117,006
Retained earnings	352,602	338,155
Accumulated other comprehensive loss	(48,094)	(49,813)
Total stockholders’ investment	446,118	429,952
Total liabilities and stockholders’ investment	1,044,093	1,046,828

Statements of Cash Flows

	2004		2003
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Net income	$53,104	$49,825	$43,130	$40,404
Deferred income taxes	10,571	9,046	14,844	13,917
Increase (decrease) in accrued liabilities	(4,496)	308	(16,388)	(12,735)
Net cash provided by operating activities	83,331	83,331	62,387	62,387

Certain line items within the consolidated Statements of Stockholders’ Investment have also been restated. With the exception of translation adjustments, the impact on these line items is set out in the consolidated income statement and consolidated balance sheet disclosures above. The translation adjustments were restated from $33.1 million and $27.8 million as previously reported for fiscal years 2004 and 2003, respectively, to $31.7 million and $27.2 million, respectively.

In addition, certain information in Notes F, H, K, L and N has been restated to reflect the effect of these adjustments.

Certain amounts in the prior year’s consolidated balance sheet have been reclassified to conform to the current year presentation. Specifically, gains and losses on asset disposals were previously included in revenue but now are included in operating expense. These reclassifications had no effect on previously reported net income.

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

Cash and Cash Equivalents — The Company’s cash equivalents include funds invested in highly-liquid debt instruments with original maturities of 90 days or less.

Accounts Receivable — Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $9.2 million and $9.7 million at March 31, 2005 and 2004, respectively. The Company grants short-term credit to its customers, primarily major and independent oil and gas companies. The Company establishes reserves for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur. In making the determination, the Company considers a number of factors, including changes in the financial position of the customer, restrictions placed on the conversion of local currency into U.S. dollars and disputes with the customer. During fiscal years 2005, 2004 and 2003, the Company increased the allowance account through charges to expense by $0.3 million, $0.4 million and $1.0 million, respectively, and decreased the allowance account for write-offs and recoveries of specifically identified uncollectible accounts by $0.8 million, $1.4 million and $0.1 respectively.

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $10.4 million and $12.8 million at March 31, 2005 and 2004, respectively. During fiscal years 2005 and 2004, the Company decreased the valuation reserve for write-offs of identified obsolete and excess inventory by $2.4 million and $0.6 million, respectively. During fiscal year 2004, the Company increased the valuation reserve through charges to expenses by $0.5 million. There were no charges to operations during fiscal year 2003.

Goodwill — Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment. We test the carrying amount of goodwill annually in the fourth quarter and whenever events or circumstances indicate impairment may have occurred. Impairment testing is conducted in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company had unamortized goodwill of $14.0 million and $6.3 million relating to its Production Management segment and Technical Services business unit, respectively. In connection with the acquisition discussed in Note I, an additional $6.6 million of goodwill was recorded in fiscal year 2003. At March 31, 2005 and 2004, the Company completed a goodwill impairment test on these balances, which involved the use of estimates related to the fair market value of the Company’s business units to which goodwill was allocated. The tests indicated the goodwill was not impaired.

Other Assets —  Included in other assets as of March 31, 2005 is prepaid pension cost of $36.5 million, restricted cash of $0.2 million and debt issuance costs of $5.2 million, which are being amortized over the life of the related debt. See Note G for further discussion of the Company’s prepaid pension cost.

Impairment of Long-Lived Assets —  Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Revenue Recognition —  In general, the Company recognizes revenue when it is both realized or realizable and earned. The Company considers revenue to be realized or realizable and earned when the following conditions exist: the persuasive evidence of an arrangement, generally a customer contract; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable. More specifically, revenue from Helicopter Services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term. The Company also provides services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. The Company’s charges for ad hoc services are generally based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. The Company estimates that its ad hoc services have a higher margin than its other helicopter contracts due to supply and demand dynamics. In order to offset potential increases in operating costs, the Company’s long-term contracts may provide for periodic increases in the contractual rates charged for our services. The Company recognizes the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the customers that they are in agreement with the amount of the rate escalation. In addition, the Company’s standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the customer. Revenue from Production Management is recognized based on contractual rates as the related services are performed. Contracts are generally evergreen with a yearly review. Each party has a thirty-day cancellation clause. The rates charged to the customer are either monthly, based on services specified in the contract, or hourly if outside the scope of the contract. Typically hourly rates are charged for services provided beyond the basic level contemplated in the contract. Services provided include personnel and transportation. Any escalation in rates is agreed to in writing by the customer. With respect to both Helicopter Services and Production Management, cost reimbursements from customers are recorded as revenue.

Depreciation and Amortization — Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of aircraft range from seven to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost. The estimated useful lives for buildings on owned properties range from 15 years to 40 years. Other depreciable assets are depreciated over estimated useful lives ranging from three to 15 years. The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

Property and equipment includes construction in process of $32.7 million and $12.5 million as of March 31, 2005 and 2004, respectively.

In conjunction with the Company’s previously announced a fleet and facilities renewal and refurbishment program, the Company changed the estimated residual value of certain aircraft from 30% to 50% and changed the useful lives of certain aircraft to 15 years from a range of seven to ten years, effective July 1, 2003. The Company believes the revised amounts reflect its historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for fiscal years 2005 and 2004 was a reduction in depreciation expense of $3.9 million, $2.9 million after tax, and $3.2 million, $2.3 million after tax, respectively. The reduction in depreciation expense increased the Company’s net income for fiscal years 2005 and 2004 by $0.12 and $0.10 per diluted share, respectively.

Maintenance and Repairs — The Company charges maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. Certain major aircraft components, primarily engines and transmissions, are maintained by third-party vendors under contractual arrangements. The maintenance

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs related to these contractual arrangements are recorded ratably as the components are used to generate flight revenue.

The Company capitalizes betterments and improvements to its aircraft and amortizes such costs over the useful lives of the aircraft. Betterments and improvements increase the life or utility of an aircraft.

Income Taxes — Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this statement, deferred income taxes are provided for by the asset and liability method. The Company also applies APB No. 23 as it relates to the exception for providing U.S. income tax on earnings of foreign subsidiaries that are considered to be permanently reinvested outside of the U.S.

Foreign Currency Translation — Bristow maintains its accounting records in its local currency (British pound sterling). Foreign currencies are converted to United States dollars with the effect of the foreign currency translation reflected as a component of shareholders’ investment in accordance with SFAS No. 52, “Foreign Currency Translation.” Foreign currency transaction gains or losses are credited or charged to income and such amounts are included in other income (expense). During fiscal year 2005, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.75 to a high of one British pound = U.S. $1.95, with an average of one British pound = U.S. $1.85 for the fiscal year. At March 31, 2005, the exchange rate was one British pound = U.S. $1.89. Balance sheet information for fiscal year 2005 is presented based on the conversion rate at March 31, 2005, and income statement information is presented based on the average conversion rate for fiscal year 2005.

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

The Company enters into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business. Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. As of March 31, 2005 and 2004, the Company had no forward exchange contracts outstanding. No gains or losses were recognized in earnings on foreign currency hedging contracts during fiscal years 2005 or 2004.

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation — The Company accounts for its stock-based employee compensation under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees (‘Opinion No. 25’). SFAS No. 123, “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except per share amounts and model assumptions).

	Fiscal Year Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)

Net income, as reported	$51,560	$49,825	$40,404
Stock-based employee compensation expense included in reported net income, net of tax	275	—	—
Stock-based employee compensation expense, net of tax	(2,442)	(1,207)	(853)

Pro forma net income	$49,393	$48,618	$39,551

Basic earnings:
Earnings, as reported	$2.24	$2.21	$1.80
Stock-based employee compensation expense, net of tax	(0.10)	(0.06)	(0.04)

Pro forma basic earnings per share	$2.14	2.15	$1.76

Diluted earnings:
Earnings, as reported	$2.21	$2.15	$1.67
Stock-based employee compensation expense, net of tax	(0.10)	(0.05)	(0.03)

Pro forma diluted earnings per share	$2.11	$2.10	$1.64

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.3% - 3.9%	3.1% - 3.3%	2.8% - 3.0%
Expected life (years)	5	5	5
Volatility	40%	46%	54%
Dividend yield	—	—	—

For fiscal year 2005, $0.4 million is included in compensation costs relating to the acceleration of the vesting period for certain options granted under the plans.

Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets”, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R becomes effective for the Company’s fiscal year beginning April 1, 2006 and will require companies to expense stock options and other share based payments. The Company does not currently know whether implementation of SFAS No. 123R would result in financial results materially different from pro forma results presented under stock compensation above.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) which provides accounting guidance to companies that will be eligible for the tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP No. 109-1 provides that this deduction will be treated as a “special deduction” as described in SFAS 109 rather than a reduction in the statutory tax rate applied to deferred tax items. As such, FSP 109-1 does not result in a revaluation of our U.S. deferred tax assets. The impact of this deduction, if it applies, will first be reported in fiscal year 2006, the first tax year commencing after December 31, 2004. We are in the process of reviewing whether any of our operations qualify for this deduction.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”) to address the treatment of a special one time incentive provided in the Act for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Act provides for a special one-time tax deduction equal to 85% of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, which otherwise requires the effect of a new tax law to be recorded in the period of enactment. As of March 31, 2005, the Company had not made a decision on whether, and to what extent, to repatriate previously unremitted foreign earnings. However, in September 2005, senior management approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Act. If the Company does repatriate the maximum amount called for in the DRIP, the related U.S. tax liability associated with the total repatriated earnings would be approximately $5.3 million. Technical corrections, regulations and additional guidance from the U.S. Treasury related to the statute could impact our estimate of the tax liability associated with the potential range of repatriation. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. As of October 2005, the Company had received $30.9 million of repatriated funds intended to qualify under the Act.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation is effective for the Company’s fiscal year ending March 31, 2006. Interpretation No. 47 provides clarification on conditional asset retirement obligations and the fair value of such obligations as referred to in SFAS No. 143. The Company does not expect the adoption of Interpretation No. 47 to have a significant impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 becomes effective for the Company’s fiscal year beginning April 1, 2006 and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes the method of retrospective application as the required method of reporting a change in accounting principle, unless impracticable, or unless the new accounting principle explicitly states transition

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. The Company does not expect the adoption of SFAS No. 154 to have a significant impact on its financial statements, and the adoption of this standard would not have affected the restatements reflected in these financial statements.

B — LONG-TERM DEBT

Long-term debt at March 31, 2005 and 2004 consisted of the following (in thousands):

	March 31,
	2005	2004

6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	21,116	22,134
Short term advance from customer	3,400	3,400
Note to Sakhalin Aviation Services Ltd.	641	—
Sakhalin Debt	6,923	—

Total debt	262,080	255,534
Less current maturities	6,413	4,417

Total long-term debt	$255,667	$251,117

On June 20, 2003, the Company completed a private placement of $230.0 million 6 1/8% Senior Notes due 2013 (“Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness and rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness. The Senior Notes are guaranteed by certain of the Company’s U.S. subsidiaries and are redeemable at the Company’s option. A portion of the net proceeds from the issuance and sale of these notes was used to redeem all of the Company’s outstanding 7 7/8% Senior Notes due 2008 and all of the Company’s outstanding 6% Convertible Subordinated Notes due 2003. The remaining net proceeds from the private placement were used for general corporate purposes. The redemptions took place on July 29, 2003. The Company recorded a loss on the extinguishment of debt of $6.2 million in July 2003. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the redeemed debt. The Company filed a registration statement on July 18, 2003, with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act. The registration statement was declared effective on August 4, 2003 and the exchange of notes was concluded on September 4, 2003.

The limited recourse term loans were created in connection with sale and lease transactions for two aircraft entered into with a special purpose entity in fiscal year 1999. The term loans are secured by both aircraft and the Company’s guarantee of the underlying lease obligations. In addition, the Company has provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition. As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on the Company’s consolidated balance sheet. The term loans provide for rates of interest payable to the bank of 7.1% and 7.2%, quarterly amortization payments totaling $0.7 million and balloon payments of $9.8 million and $9.2 million in fiscal years 2007 and 2008, respectively.

The short term advance from a customer is reimbursement for value added taxes paid by the Company, the obligation for which is currently under dispute between the Company and the customer and the taxing authority. The advance is non-interest bearing and will be repaid as taxes are refunded to the Company by the applicable governmental agency.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The note to Sakhalin Aviation Services Ltd. (“SASL”) was assumed by the Company in connection with the acquisition of a Russian helicopter company which is further discussed in Note I. SASL is the former owner of the purchased company, and this amount represents advances made to the company by SASL. The advances are in the form of a non-interest bearing note with no specific repayment terms.

On July 16, 2004, the Company assumed various existing liabilities that were outstanding and secured against assets purchased as part of the Company’s acquisition of a business in Sakhalin, Russia. See Note I for further discussion of the acquisition. Two promissory notes totaling $1.7 million at March 31, 2005 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in 2009 and 2010. The other liabilities assumed include: a finance lease on an aircraft totaling $1.2 million at March 31, 2005, with an interest rate of 6.5% and expiring in 2007; a finance lease on an aircraft totaling $3.3 million at March 31, 2005, with an interest rate of 8.5% and expiring in 2009 with a final termination payment of $2.4 million; and two loan notes on spares packages totaling $0.8 million at March 31, 2005, with interest rates at 10% to 18% expiring in 2007.

As of March 31, 2005, the Company had a surety bond outstanding to the Mexican Federal Electric Commission in the amount of 77.4 million Mexican pesos ($6.9 million). The surety bond guarantees performance of the Company’s unconsolidated Mexican affiliate under its contract with the customer.

As of March 31, 2005, Bristow had a £6 million ($11.3 million) facility for letters of credit, of which £3.4 million ($6.4 million) was outstanding, and a £1 million ($1.9 million) net overdraft facility, of which no borrowings were outstanding. The letter of credit facility is provided on an uncommitted basis and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006. The facilities are guaranteed by certain of Bristow’s subsidiaries and secured by several helicopter mortgages and a negative pledge of Bristow’s assets.

At March 31, 2005, the Company had a $30 million revolving credit facility with a U.S. bank that expires on August 31, 2006. The facility is subject to a sublimit of $10.0 million for the issuance of letters of credit. The Company has no amounts drawn under this facility but did have $0.7 million of letters of credit utilized which reduced availability under the line as of March 31, 2005. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of the Company’s U.S. subsidiaries. The agreement requires the Company to pay a quarterly commitment fee at an annual rate of 0.20% on the average unused portion of the line. As discussed further in Note M, as of June 30, 2005, the Company was in default of the various financial information reporting requirements. The Company has a waiver through December 15, 2005, and the Company has elected to exercise its option to extend this waiver through January 16, 2006 upon payment of an additional fee.

Among other restrictions, the credit agreements and notes contain covenants relating to liens, cash flow and interest coverage (as defined in the agreements). At March 31, 2005, the Company was in compliance with all covenants. As of June 30, 2005, the Company was in default of various financial information reporting covenants of the $30 million revolving credit facility, and had not provided similar required information to other creditors. As a result of the activities identified in the Internal Review discussed in Note D, the Company was not able to provide required financial information within the required time period as specified in the covenants. The Company obtained a waiver of this violation through August 14, 2005 from the bank. The bank provided a second waiver through November 15, 2005, and at the Company’s election, the waiver was extended to December 15, 2005 upon payment of a fee, and the Company has elected to exercise its option to further extend these waivers through January 16, 2006 upon payment of an additional fee. Also, with regard to the $230 million 6 1/8% Senior Notes, on June 16, 2005, the Company received notice from the trustee that the Company was in default of various financial information reporting covenants in the indenture under which the Senior Notes were issued and that unless the deficiency was remedied within 60 days, an event of default would occur. On August 16, 2005, the Company completed a consent

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solicitation with the holders of the Senior Notes to waive defaults under and make amendments to the indenture for a consent fee of $6.25 for $1,000 principal amount of Notes. The majority Senior Note holders waived the defaults under the indenture through November 15, 2005. Waivers were extended at the Company’s election through December 15, 2005 upon payment of a fee, and the Company has elected to exercise its option to further extend these waivers through January 16, 2006 upon payment of an additional fee. For additional information see Note M.

Aggregate annual maturities for all long-term debt for the next five years are as follows: 2006 — $6.4 million; 2007 — $12.7 million; 2008 — $11.1 million; 2009 — $1.9 million; 2010 — $0 million; 2014 — $230.0 million.

Interest paid in fiscal years 2005, 2004 and 2003 was $15.7 million, $16.8 million and $14.9 million, respectively. Capitalized interest was $1.3 million, $1.2 million and $0.0 million in fiscal years 2005, 2004 and 2003, respectively.

The estimated fair value of the Company’s total debt at March 31, 2005 and 2004 was $255.2 million and $253.2 million, respectively, based on quoted market prices for the publicly listed 6 1/8% Senior Notes.

C — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in four unconsolidated affiliates that are accounted for on the cost method, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively referred to as “HC”), Aeroleo Taxi Aereo S.A. (“Aeroleo”) and Petroleum Air Services (“PAS”), as the Company is unable to exert significant influence over their operations. The Company also has investments in six unconsolidated affiliates, FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, Helicopter Leasing Associates, L.L.C. (“HLA”), Rotorwing Leasing Resources, L.L.C. (“RLR”) and Norsk Helikopter AS (“Norsk”), which it accounts for under the equity method. Each of these entities is principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, with the exception of the FB Entities, whose activities are described in further detail below.

The FB Entities originated in 1996 when Bristow was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School (“DHFS”), a then newly established training school for all branches of the British military, under a fifteen-year contract valued at approximately £500 million over the full term. FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997. Bristow and its partner have given joint and several guarantees of up to £15.0 million ($28.3 million) related to the performance of this contract. Bristow has also guaranteed repayment of up to £10 million ($18.9 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above. Since May 1997, the FB Entities have been awarded additional government work. These entities together have purchased and modified 12 additional aircraft and maintain a staff of approximately 590 employees.

In July 2003, the Company sold six aircraft, at cost, to RLR. RLR financed 90% of the purchase price of these aircraft through a five-year $31.8 million term loan (the “RLR Note”). The RLR Note is secured by the six aircraft. The Company guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the Company gave the bank a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require the Company to purchase the RLR Note from the bank. The Company simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to the Company, the other shareholder will be required to purchase 51% of the RLR Note from the Company. As of March 31, 2005, a liability of $0.9 million representing the fair value of this guarantee was reflected in the balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

For discussion of the recapitalization of HC see Note M.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The percentage ownership and investment balance for the unconsolidated affiliates at March 31 were as follows (in thousands):

	Fiscal Year Ended March 31,
	Percentage
	Ownership		2005	2004

Cost Method
HC	49%		$2,637	$2,637
PAS	25%		6,286	6,286
Aeroleo	50	%(1)	1,040	1,290
Other			842	612
Equity Method
RLR	49%		4,655	3,465
HLA	50%		150	—
Norsk	49%		5,488	6,625
FB Entities	50%		16,078	18,014

			$37,176	$38,929

(1)	Includes interest in non-voting equity.

Dividends from entities accounted for on the cost method were as follows (in thousands):

	Fiscal Year Ended March 31,
	2005	2004	2003

HC	$610	$2,356	$2,146
PAS	2,500	2,500	4,600
Aeroleo	250	—	540

	$3,360	$4,856	$7,286

A summary of combined financial information of these unconsolidated affiliates is set forth below (in thousands):

	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Current assets	$151,576	$217,881
Non-current assets	274,125	220,081

Total assets	$425,701	$437,962

Current liabilities	$71,669	$69,258
Non-current liabilities	221,912	247,689
Equity	132,120	121,015

Total liabilities and equity	$425,701	$437,962

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2005	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$323,345	$300,412	$261,709

Gross profit	$74,764	$81,190	$61,573

Net income	$36,082	$40,358	$27,218

The Company leases a number of aircraft to its unconsolidated affiliates. As of March 31, 2005, the number of aircraft leased to unconsolidated affiliates was twelve to HC, three to RLR (all of which it leased to HC), eight to Aeroleo, one to PAS and five to Norsk. During fiscal years 2005, 2004 and 2003, respectively, revenue of $46.6 million, $54.1 million and $54.0 million was recognized for leased aircraft and other services provided to these unconsolidated affiliates by the Company. At March 31, 2005 and March 31, 2004, $8.9 million and $12.9 million, respectively, were due from these unconsolidated affiliates for services provided.

D — COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has noncancelable operating leases in connection with the lease of certain equipment, land and facilities. Rental expense incurred under these leases was $3.6 million in fiscal year 2005, $2.5 million in fiscal year 2004, and $4.8 million in fiscal year 2003. As of March 31, 2005, aggregate future payments under noncancelable operating leases are as follows: fiscal year 2006 — $3.5 million; fiscal year 2007 — $3.2 million; fiscal year 2008 — $2.8 million; fiscal year 2009 — $1.7 million; fiscal year 2010 — $1.5 million; and after — $6.7 million.

Collective Bargaining Agreement — The Company employs approximately 300 pilots in its North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. The Company and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several other benefit plans. The Company does not believe that these increases will place it at a competitive, financial or operational disadvantage.

Internal Review — In February 2005, the Company voluntarily advised the SEC that the Audit Committee of its Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of the Company’s affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants.

The SEC then notified the Company that it had initiated an informal inquiry and requested that the Company provide certain documents on a voluntary basis. Subsequently, the SEC advised the Company that the inquiry had become an investigation. The Company has responded to the SEC’s requests for documents and is continuing to do so.

The Internal Review is complete and the accompanying financial statements reflect all known required restatements. As a follow-up to matters identified during the course of the Internal Review, Special Counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the steps being performed by Special Counsel.

In October 2005, the Audit Committee reached certain conclusions with respect to findings to date from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (a) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to employees of the Nigerian

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government, (b) improper payments were made by certain foreign affiliated entities to Nigerian employees of certain customers with whom the Company has contracts, (c) inadequate employee payroll declarations and, in certain instances, tax payments were made by the Company or its affiliated entities in certain jurisdictions, (d) inadequate valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (e) an affiliated entity in a South American country, with the assistance of Company personnel and two of its other affiliated entities, engaged in transactions which appear to have assisted the South American entity in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in the Company’s books and records and internal controls with respect to the foregoing and certain other activities.

Based on the Audit Committee’s findings and recommendations, the Board of Directors has taken disciplinary action with respect to the Company’s personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of the Company’s affiliates has also obtained the resignation of certain of its personnel.

The Company has initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate certain agency, business and joint venture relationships. The Company also has taken steps to reinforce its commitment to conduct its business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (the Company’s new code of business conduct entitled “Code of Business Integrity” is available on its website, http://www.olog.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, the Company has also taken steps to strengthen its control environment by hiring new personnel and realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management.

Following the Audit Committee’s conclusions, the Company initiated the process of voluntarily advising governmental authorities in certain countries of the Audit Committee’s findings. The Company has not yet advised such foreign governmental authorities of the Audit Committee findings, but intends to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding the Company from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which the Company operates, the Company does not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against the Company, including requiring the Company to curtail its business operations in one or more such countries for a period of time. In the event that the Company curtails its business operations in any such country, the Company may face difficulties exporting its aircraft. As of September 30, 2005, the book values of its aircraft in Nigeria and the South American country where certain improper activities took place were approximately $79.4 million and $2.9 million, respectively.

The Company cannot predict the ultimate outcome of the SEC investigation, nor can the Company predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on the Company’s consolidated financial statements. In addition, in view of the findings of the Internal Review,

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company expects to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of the Company’s existing contracts may be cancelled and that the Company may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on its business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of the Company’s senior management, that there is a need to restate the Company’s historical consolidated financial statements for fiscal years 2000, 2001, 2002, 2003 and 2004 and for quarterly periods in fiscal year 2005. The Company has accrued $15.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal year 2005 includes $3.8 million attributable to this accrual, and the remainder has been reported as adjustments to amounts previously reported for fiscal years ended March 31, 2004 and earlier. At this time, the Company cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on the Company’s business, financial condition and results of operations.

As the Company continues to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that additional restatements will not be required or that these historical financial statements will not change or require amendment. In addition, new issues may be identified that may impact the financial statements and the scope of the restatements described in Note A and lead the Company to take other remedial actions or otherwise adversely impact the Company.

For fiscal year 2005, the Company has incurred approximately $1.9 million in legal and other professional costs in connection with the Internal Review. During the first two quarters of fiscal year 2006, the Company incurred an additional $7.0 million in legal and other professional costs related to the Internal Review. The Company expects to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, the Company expects to encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. The Company cannot predict the extent of these difficulties; however, its ability to continue conducting business in these countries and with these customers may be significantly impacted.

The Company has commenced actions to disclose activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with the Company. One of such customers already has commenced its own investigation. Among other things, the Company has been advised that such customer intends to exercise its rights to audit a specific contract, as well as to review its other relations with the Company. Although the Company has no indication as to what the final outcome of the audit and review will be, it is possible that such customer may seek to cancel one or more existing contracts if it believes that they were improperly obtained or that the Company breached any of their terms. Since its customers in Nigeria are affiliates of major international petroleum companies with whom the Company does business throughout the world, any actions which are taken by certain customers could have a material adverse effect on its business, financial position and results of operations, and these customers may preclude the Company from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude the Company from bidding on contracts to provide services in the countries where improper activities took place.

In connection with the Internal Review, the Company also has terminated its business relationship with certain agents and has taken actions to terminate business relationships with other agents. One of the terminated agents has

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commenced litigation against two of the Company’s foreign affiliated entities claiming damages of $16.3 million for breach of contract. The Company may be required to indemnify certain of its agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.

In a South American country, where certain improper activities took place, the Company is negotiating to terminate its ownership interest in the joint venture that provides the Company with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, the Company derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by the Company to a third party for the use of the aircraft, and approximately $0.3 million of dividend income from this joint venture. Without a joint venture partner, the Company will be unable to maintain an operating license and its future activities in that country may be limited to leasing its aircraft to unrelated operating companies. The Company’s joint venture partners and agents are typically influential members of the local business community and instrumental in aiding the Company in obtaining contracts and managing its affairs in the local country. As a result of terminating these relationships, the Company’s ability to continue conducting business in these countries where the improper activities took place may be negatively affected. The Company may not be successful in its negotiations to terminate its ownership interest in the joint venture, and the outcome of such negotiations may negatively affect the Company’s ability to continue leasing its aircraft to the joint venture or other unrelated operating companies or conducting other business in that country, to export its aircraft or to recover its investment in the joint venture.

Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by the Company in performing its services. The remedial actions the Company is taking will result in an increase in these costs and, if the Company cannot raise our prices simultaneously and to the same extent of its increased costs, its operating income will decrease.

In November 2005, certain of the Company’s consolidated affiliates were named in a lawsuit filed in the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and Kensit Nigeria Limited, which allegedly acted as agents of the affiliates in Nigeria. The claimants allege that an agreement between the parties was terminated without justification by the defendants and seek damages of $16.3 million. The Company is continuing to investigate this matter.

Aircraft Repurchase Commitments — During November 2002, the Company sold assets related to its activities in Italy. As a result of the sale, the Company recognized a pre-tax loss on the disposal of these assets during fiscal year 2003 of $1.3 million. The loss represents the excess of the net book value of the assets over the sales proceeds, plus the accrual of certain future obligations totaling $0.9 million. In connection with the initial sale, the Company also agreed to acquire ownership of three aircraft used in the Italy operations and currently leased from an unrelated third party at future dates, and transfer ownership to the buyer. As part of this arrangement, the Company agreed to exercise its purchase option at the conclusion of each lease and to sell these aircraft to the buyer for an aggregate sales price of €8.8 million ($11.4 million). During fiscal year 2005, the first two purchase options were exercised by the Company and the sale to the buyer closed on two of these aircraft, resulting in the recognition of a $2.3 million gain. It is expected that the purchase option on the remaining aircraft will be exercised and the sale completed in the first quarter of fiscal year 2007, resulting in a gain of approximately $2.2 million.

Environmental Contingencies — The United States Environmental Protection Agency, also referred to as the EPA, has in the past notified the Company that it is a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. The Company was identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at Operating Industries, Inc. Superfund site in Monterey Park, California in 2003. The Company has not received any correspondence from the EPA with respect to the Western

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. The EPA has offered to submit a settlement offer to the Company in return for which the Company would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but the Company has not received this settlement proposal. Although the Company has not obtained a formal release of liability from the EPA with respect to any of these sites, the Company believes that its potential liability in connection with these sites is not likely to have a material adverse effect on its business, financial condition or results of operations.

Other Matters — See Note M for discussion of additional commitments and contingencies.

The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company’s financial position, results of operations or cash flows.

E — RESTRUCTURING CHARGES

In October 2003, the Company announced that its U.K. affiliate, Bristow, had begun a restructuring of its U.K. based operations. The restructuring was designed to reduce costs and promote operational efficiencies that enable the Company to remain competitive in the North Sea offshore helicopter market.

As part of the restructuring program, Bristow reduced staffing levels by approximately 100 positions, or 11% of its U.K. workforce, over a twelve-month period that ended on December 31, 2004. For fiscal year 2005, Bristow incurred approximately £0.3 million ($0.6 million) in severance costs that are included in general and administrative expense in the accompanying consolidated statement of income and are allocated to Corporate. Bristow has incurred to date approximately £2.2 million ($4.0 million) in severance costs and approximately £0.3 million ($0.6 million) in other restructuring costs.

In November 2004, the Company sold certain contracts held by its Technical Services business to an existing joint venture. See Note J for further discussion. The remaining operations of the Technical Services business were downsized by ceasing to perform certain services for third-parties that had generated poor financial results for the previous two years. As a result of the downsizing, the Company reduced staffing levels by an additional 80 positions in the Technical Services business unit over a nine-month period ending on December 31, 2004. For fiscal year 2005, the Company incurred approximately £1.5 million ($2.8 million) in severance costs and approximately £40,000 ($76,000) in other related costs. Approximately £1.2 million ($2.3 million) and £0.3 million ($0.5 million) of costs incurred to date are included in Direct Cost and General and Administrative expense, respectively, in the consolidated statement of income and have been allocated to the Helicopter Services segment, specifically the Technical Services business unit.

The balance of the accrued restructuring charges recorded in connection with the restructuring of the Company’s U.K. Technical Services business is as follows at March 31, 2005:

	Employee Severance	Other
	and Other Related	Restructuring
	Benefits	Costs	Total
	(In thousands)

Restructuring Costs, incurred to date	$6,820	$665	$7,485
Cash payments	(6,717)	(665)	(7,382)

Accrual balance at March 31, 2005	$103	$—	$103

The balance is expected to be paid in the second half of fiscal year 2006.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F — INCOME TAXES

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
	(In thousands)
		(Restated)

Deferred Tax Assets:
Foreign tax credits	$47,317	$79,801
Pension minimum liability	86,156	88,512
Accrual for maintenance and repair	8,360	8,113
Other	15,313	13,598
Valuation allowance	(14,252)	(14,418)

Total deferred tax assets	142,894	175,606

Deferred Tax Liabilities:
Property and equipment	(173,697)	(195,154)
Inventories	(11,333)	(10,913)
Deferred revenue	—	(1,912)
Prepaid pension costs	(18,661)	(22,768)
Investments in affiliates	(11,039)	(16,092)
Other foreign deductions	(13,077)	(12,168)
Other	(2,804)	(7,991)

Total deferred tax liabilities	(230,611)	(266,998)

Net deferred tax liabilities	$(87,717)	$(91,392)

Companies may use foreign tax credits to offset the United States income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the United States income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years. As of March 31, 2005 and 2004, the Company did not believe it was more likely than not that it would generate sufficient foreign sourced income within the appropriate period to utilize all of its excess foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

A portion of the above foreign tax credit asset represents the Company’s expected US foreign tax credit that would result from the recognition of foreign deferred tax liabilities. As such, the credit may not be claimed on the United States income tax return until such time that the related foreign deferred tax liabilities become current. At March 31, 2005 and 2004, $19.2 million and $37.7 million, respectively, of the above foreign deferred tax asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

Certain of the above components have changed due to fluctuations in foreign currency exchange rates.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2005, the Company’s U.S. foreign tax credit carryovers generated by fiscal year and the related expiration dates of those credits if they were to expire unutilized are as follows:

Fiscal Year Generated	Amount of Carryover	Expiration Date
	(In thousands)

March 2001	$3,106	March 31, 2011
March 2002	4,689	March 31, 2012
March 2003	11,922	March 31, 2013
March 2004	5,300	March 31, 2014

Total Carryover to March 2006	$25,017

The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2005, 2004 and 2003 are as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)
		(Restated)	(Restated)

Domestic	$20,375	$11,549	$10,375
Foreign	53,230	59,060	50,380

Total	$73,605	$70,609	$60,755

The provision for income taxes for fiscal years 2005, 2004 and 2003 consisted of the following:

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)
		(Restated)	(Restated)

Current:
Domestic	$7,377	$1,023	$2,324
Foreign	16,361	9,526	20,134

	23,738	10,549	22,458

Deferred:
Domestic	8,967	5,022	(3,272)
Foreign	(10,870)	4,112	(1,643)

	(1,903)	9,134	(4,915)

Increase (decrease) in valuation allowance	—	(281)	1,011

Total	$21,835	$19,402	$18,554

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of U.S. Federal statutory and effective income tax rates is shown below:

	Fiscal Year Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)

Statutory rate	35.0%	35.0%	35.0%
Foreign earnings taxed at rates other than the U.S. rate	3.3%	(0.2)%	(0.1)%
Foreign earnings permanently reinvested abroad	(8.8)%	(5.2)%	(3.0)%
Change in valuation allowance	0.0%	(0.4)%	0.3%
State taxes provided	0.4%	0.2%	0.4%
Other, net	(0.2)%	(1.9)%	(2.1)%

Effective tax rate	29.7%	27.5%	30.5%

The U.S. Internal Revenue Service has examined the Company’s U.S. Federal income tax returns for all years through 1996. All tax years through 2001 have been closed, either through settlement or expiration of the statute of limitations.

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $59.0 million, $53.9 million and $50.5 million at March 31, 2005, 2004 and 2003, respectively. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Therefore, no accrual of income tax has been made for fiscal year 2005 related to these permanently reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant.

The Act, enacted in October 2004, included a provision creating a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85% deduction for certain dividends paid by controlled foreign corporations of U.S. corporations. The deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. As of March 31, 2005, the Company had not made a decision on whether, and to what extent, to repatriate previously unremitted foreign earnings. However, in September 2005, senior management approved a DRIP related to the repatriation of a maximum of $75 million of previously unremitted foreign earnings under the Act. If the Company does repatriate the maximum amount called for in the DRIP adopted in September 2005, the related U.S. incremental tax liability associated with the total repatriated earnings would be approximately $5.3 million. Technical corrections, regulations and additional guidance from the U.S. Treasury related to the statute could impact our estimate of the tax liability associated with the potential range of repatriation. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. As of October 2005, the Company had received $30.9 million of repatriated funds intended to qualify under the Act. See Note M — Subsequent Events.

The Company’s operations are subject to the jurisdiction of multiple tax authorities and their review of taxable income as reported in the Company’s tax filings. Determination of taxable income in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, the Company is subject to tax assessments in such jurisdictions including the re-determination of taxable income by tax authorities that may not agree with the Company’s interpretations and positions taken. The Company believes that the settlement of any such amounts would not have a significant impact on the Company’s consolidated financial position, results of operations and/or liquidity.

The Act also provides for a tax deduction for qualified production activities. Based on FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a “special deduction” as described in SFAS 109 and not as a reduction in the statutory tax rate applied to deferred tax items. As such, the special deduction has no effect on deferred tax assets and liabilities existing on the date of enactment. The impact of this deduction, if it applies to the Company’s operations, will be reported in the period in which it is claimed on the Company’s tax return. The Company is in the process of reviewing whether any of its operations qualify for this deduction.

The Company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the Company’s effective income tax rate. The tax benefit for fiscal years 2005, 2004 and 2003 totaled approximately $2.9 million, $0.3 million and $0.5 million, respectively.

Income taxes paid during fiscal years 2005, 2004 and 2003 were $21.6 million, $20.0 million and $13.7 million, respectively.

G — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

The Company currently has three qualified defined contribution plans, which cover substantially all employees other than Bristow employees.

The Offshore Logistics, Inc. Employee Savings and Retirement Plan (“OLG Plan”) covers Corporate and Air Logistics or “AirLog” employees. Under the OLG Plan, the Company matches each participant’s contributions up to 3% of the employee’s compensation. In addition, under the OLG Plan the Company contributes an additional 3% of the employee’s compensation at the end of each calendar year.

The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible Grasso Production Management, Inc. employees. The Company matches each participant’s contributions up to 3% of the employee’s compensation, plus a 50% match of contributions up to an additional 2% of compensation.

The Turbo Engines, Inc., formerly Pueblo Airmotive, Inc., 401(k) Plan covers Turbo Engines, Inc. employees. The Company matches each participant’s contributions up to 3% of the employee’s compensation.

Bristow has a defined benefit pension plan, which covers all full-time employees of Bristow employed on or before December 31, 1997. The plan is funded by contributions partly from employees and partly from Bristow. Members of the plan contribute up to 9.5% of pensionable salary (as defined in the plan) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee’s annualized average last three years pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the United Kingdom. Effective March 31, 2002, this plan was amended to limit the rate of annual increases in pensionable salary to the lesser of (a) annual increases in a retail price index or (b) 5%. In addition, the amendment requires participants to contribute an additional 2% of pensionable salary to the plan. The amendment also introduces a defined contribution element to the plan effective July 1, 2002, whereby Bristow will make contributions of up to 7% of the excess of a participant’s salary over his pensionable salary. The participants will be allowed to make contributions into this portion of the plan. For employees hired after December 31, 1997, Bristow contributes 4% (5% for pilots) of the employee’s base salary into a defined contribution retirement plan. Bristow’s contribution level was changed to 7% on January 1, 2005 for all staff covered by the plan.

During January 2004, Bristow again amended the defined benefit pension plan. The amendment, effective February 1, 2004, essentially removes the defined benefit feature for a participant’s future services and replaces it with a defined contribution arrangement. Under the new defined contribution feature, Bristow will contribute 5% of a participant’s non-variable salary to a defined contribution section of the plan up until December 31, 2004. After this date Bristow’s contribution increased to a maximum of 7% of a participant’s non-variable salary. The participant will be required to contribute a minimum of 5% of non-variable salary for Bristow to match the contribution. Participants were also given the option to transfer out of the plan. In accordance with SFAS No. 88,

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the above change to the plan constitutes a “curtailment” of benefits and accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the amendment Bristow had a deferred prior service gain of £11.9 million ($21.7 million) related to prior plan amendments. This amount was recorded as a gain in fiscal year 2004.

The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132), set forth the defined benefit retirement plan’s funded status in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and provides a detail of the components of net periodic pension cost calculated in accordance with SFAS No. 87. The measurement date adopted for the SFAS No. 87 calculations is March 31. For the purposes of amortizing gains and losses, the 10% corridor approach has been adopted and assets are taken at fair market value. Following the cessation of the defined benefit accruals for retirement pensions effective February 1, 2004, any such gains or losses are amortized over the average remaining life expectancy of the plan members.

	March 31,
	2005	2004
	(In thousands)
Change in Benefit Obligation:

Projected benefit obligation (PBO) at beginning of period	$381,657	$299,258
Service cost	288	5,251
Interest cost	20,721	17,781
Member contributions	—	2,436
Prior service costs	340	—
Actuarial loss	25,933	17,030
Benefit payments and expenses	(17,569)	(12,157)
Effect of exchange rate changes	10,799	52,058

Projected benefit obligation (PBO) at end of period	$422,169	$381,657

	March 31,
	2005	2004
	(In thousands)
Change in Plan Assets:

Market value of assets at beginning of period	$277,686	$195,979
Actual return on assets	27,786	39,997
Employer contributions	5,101	15,150
Member contributions	—	2,436
Benefit payments and expenses	(17,569)	(12,157)
Effect of exchange rate changes	7,709	36,281

Market value of assets at end of period	$300,713	$277,686

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2005	2004
	(In thousands)

Reconciliation of Funded Status:

Accumulated benefit obligation (ABO)	$422,169	$381,657

Projected benefit obligation (PBO)	$422,169	$381,657
Fair value of assets	300,713	277,686

Deficit of assets over PBO	(121,456)	(103,971)
Unrecognized prior service credit	—	—
Unrecognized experience losses	—	—
Unrecognized actuarial losses	157,999	139,978
Prepaid pension cost	36,543	36,007
Adjustment to recognize minimum liability	(157,999)	(139,978)

Net recognized pension liability	$(121,456)	$(103,971)

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)

Components of Net Periodic Pension Cost:

Service cost for benefits earned during the period	$288	$5,251	$5,339
Interest cost on PBO	20,721	17,781	16,227
Expected return on assets	(19,243)	(16,028)	(17,172)
Prior service costs	340	—	—
Amortization of Unrecognized Plan Amendment Effects	—	(1,827)	(2,000)
Amortization of Unrecognized Experience Losses	3,403	9,221	2,666

Subtotal	5,509	14,398	5,060
Curtailment gain	—	(21,665)	—

Net periodic pension (benefit) cost	$5,509	$(7,267)	$5,060

Actuarial assumptions used to develop these components were as follows:

	2005	2004	2003

Discount rate	5.45%	5.50%	5.50%
Expected long-term rate of return on assets	7.00%	7.25%	7.25%
Rate of compensation increase	2.60%	2.25%	2.25%

The expected rate of return assumptions have been determined following consultation with the Company’s actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.

  Plan Asset and Investment Information

Under U.K. legislation, it is the Trustees who are responsible for the investment strategy of the two plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trustees of the Bristow Staff Pension Scheme have the following three stated primary objectives when determining investment strategy:

(i)	to ensure that sufficient assets are available to pay out members’ benefits as and when they arise;

(ii)	to ensure that should the Scheme be discontinued at any point in time there would be sufficient assets to meet the discontinued liabilities, on actuarial advice, as the cost of securing benefits for pensioners with an insurance company, and providing deferred members with the cash equivalent of their deferred benefits; and

(iii)	to ensure that the Scheme maintains the minimum level of funding known as the Minimum Funding Requirement (the MFR) as required by The Pensions Act 1995.

Subject to these constraints, the Trustees’ investment objective is to maximize the return on the assets held. The types of investment are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the plan, its cash flow requirements and the funding level. In addition, in order to avoid an undue concentration of risk, a spread of assets is held, this diversification being within and across asset classes.

In determining the overall investment strategy for the plans, the Trustees undertake regular asset and liability modeling (“ALM”) with the assistance of their U.K. actuary. The ALM looks at a number of different investment scenarios and projects both a range and a best estimate of likely return from each one. Based on these analyses, and following consultation with the Company, the Trustees determine the benchmark allocation for the plans’ assets.

The market value of the plan assets as of March 31, 2005 and 2004 was allocated between asset classes as follows. Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

		Actual Allocation Fiscal Year Ended March 31,
Asset Category:	Target Allocation	2005	2004

Equity securities	63.3%	63.0%	63.2%
Debt securities	36.7%	36.6%	36.5%
Real estate/property	0.0%	0.0%	0.0%
Other assets	0.0%	0.4%	0.3%

Total	100%	100%	100%

Estimated future benefit payments over each of the next five fiscal years from March 31, 2005 and in aggregate for the following five fiscal years after fiscal year 2010, including life assurance premiums, are as follows:

Projected Benefit Payments for Fiscal
Years Ending March 31,	Payments
(In thousands)

2006	$16,622
2007	$17,000
2008	$17,189
2009	$18,133
2010	$18,511
Aggregate 2011 - 2015	$106,534

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to fund these payments with cash contributions to the plans by the Company, plan assets and earnings on plan assets. The current best estimate of cash contributions to the plans by the Company for the year ending March 31, 2006 is $9.9 million.

In January 2004, the Company instituted a new non-qualified deferred compensation plan for its senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, the Company has the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. The assets of the plan are held in a rabbi trust and are subject to the general creditors of the Company. At March 31, 2005, the amount held in trust was $1.2 million.

The Company’s contributions to the five plans were $6.3 million, $19.8 million and $9.7 million for fiscal years 2005, 2004 and 2003, respectively.

Incentive and Stock Option Plans

Under the 1994 Long-Term Management Incentive Plan, as amended (“1994 Plan”), a maximum of 2,900,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees.

Awards granted under the 1994 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Incentive stock option prices cannot be less than fair market value of the Common Stock at the date of grant. Non-qualified stock option prices cannot be less than 50% of the fair market value of the Common Stock at the date of grant. Stock option prices are determined by the Board. This plan expired in 2005 and is in effect only for options outstanding at March 31, 2005.

Under the 2004 Stock Incentive Plan (“2004 Plan”), a maximum of 1,000,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees. Awards granted under the 2004 Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Stock option and Free-Standing Stock Appreciation Right prices cannot be less than the fair market value of the Common Stock at the date of grant.

The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of restricted stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $2.7 million, $2.1 million and $1.4 million for fiscal years 2005, 2004 and 2003, respectively. There were no shares of restricted stock outstanding as of March 31, 2005 related to the Annual Plan.

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 5,000 shares of the Company’s Common Stock. The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

Under the Company’s stock option plans there are 1,935,513 shares of Common Stock reserved for issue at March 31, 2005, of which 1,104,000 shares are available for future grants.

A summary of the Company’s stock options as of March 31, 2005, 2004 and 2003 and changes during the periods ended on those dates is presented below:

	Weighted-Average	Number
	Exercise Price	of Shares

Balance at March 31, 2002	$16.27	924,500
Granted	18.04	252,300
Exercised	12.41	(212,000)
Expired or cancelled	20.41	(60,000)

Balance at March 31, 2003	17.39	904,800
Granted	20.97	351,500
Exercised	17.33	(120,300)
Expired or cancelled	19.58	(24,000)

Balance at March 31, 2004	18.48	1,112,000
Granted	26.25	409,500
Exercised	18.14	(683,487)
Expired or cancelled	19.82	(6,500)

Balance at March 31, 2005	$22.59	831,513

As of March 31, 2005, 2004 and 2003, the number of options exercisable under the stock option plans was 358,901, 672,833 and 668,500, respectively, and the weighted average exercise price of those options was $20.30, $17.42 and $17.18, respectively.

The following table summarizes information about stock options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
		Wgtd. Avg.	Wgtd. Avg.		Wgtd. Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contr. Life	Price	Exercisable	Price

$ 7.375 - $19.760	238,401	6.28	$17.39	203,132	$17.11
$21.150 - $29.820	504,112	8.86	$23.08	110,769	$21.17
$32.610 - $36.610	89,000	9.49	$33.69	45,000	$32.61

$ 7.375 - $36.610	831,513	8.19	$22.59	358,901	$20.30

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H — EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the fiscal year. Diluted earnings per common share for fiscal years 2004 and 2003 were determined on the assumption that the Convertible Subordinated Notes were converted on April 1, 2003 and 2002, respectively. Diluted earnings per share for fiscal years 2005 and 2003 excluded 45,712 and 237,500 stock options at a weighted average exercise price of $33.47 and $21.34, respectively which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Fiscal Year Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)

Net income (In thousands):
Income available to Common Stockholders	$51,560	$49,825	$40,404
Interest and redemption premium on convertible debt, net of taxes	—	1,809	3,819

Income available to Common Stockholders, plus assumed conversions	$51,560	$51,634	$44,223

Shares:
Weighted average number of common shares outstanding	23,040,565	22,545,183	22,429,056
Options and restricted stock units	340,003	174,423	153,425
Convertible debt	—	1,293,045	3,976,928

Weighted average number of common shares outstanding, including assumed conversions	23,380,568	24,012,651	26,559,409

Basic earnings per share	$2.24	$2.21	$1.80

Diluted earnings per share	$2.21	$2.15	$1.67

The Company adopted a stockholder rights plan on February 9, 1996, as amended on May 6, 1997 and on January 10, 2003, designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right (“Right”) on each share of the Company’s Common Stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right entitles its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of ten percent or more of the Company’s Common Stock (except that certain institutional investors may hold up to 12.5%). The dividend distribution was made on February 29, 1996 to stockholders of record on that date. The Rights will expire on February 28, 2006.

I — ACQUISITION

On July 15, 2004, Bristow purchased a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and simultaneously, through two 51% owned companies, purchased two large twin-engine helicopters and two fixed-wing aircraft, for an aggregate purchase price of $10.7 million. The

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition was accounted for under the purchase method, and the Company has consolidated the results of the Russian helicopter company from the date of acquisition. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. Included in the debt assumed is $1.8 million due to a company that is affiliated with other shareholders of Aviashelf. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair value. No goodwill was recorded. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to the Company’s consolidated statements of income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

July 15, 2004
(In thousands)

Current assets	$2,565
Property and equipment	11,932
Other assets	100

Total Assets Acquired	$14,597

Current liabilities	$(2,422)
Long term debt	(7,757)
Minority interest	(2,398)

Total Liabilities Assumed	(12,577)

Net Assets Acquired	$2,020

On July 1, 2002, the Company purchased a controlling interest in Pan African Airlines (Nigeria) Ltd., a West Africa helicopter operating company, and simultaneously purchased ten single-engine helicopters and three fixed-wing aircraft, for an aggregate purchase price of $16.0 million. The purchase price reflected a significant element of goodwill as this acquisition was viewed as strategic in protecting our existing market share in West Africa. The purchase was contingent upon the award of a three-party contract by a major oil company for helicopter transportation for a five-year term. The three parties to the contract include the major oil company, one of the Company’s wholly owned operating subsidiaries, and the West Africa helicopter company. Upon award of the contract, which would not have been awarded without the participation of one of the Company’s wholly owned operating subsidiaries, the Company acquired the controlling interest discussed above. The acquisition was accounted for under the purchase method and the results of the West Africa helicopter company from the date of acquisition are included in the consolidated results. The acquisition was financed with $2.0 million of existing cash and $14.0 million of borrowings under the Company’s U.S. credit facility. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired of $6.6 million was allocated to goodwill, $4.8 million of which is deductible for tax purposes. No other intangible assets were acquired. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods was not material to the Company’s consolidated statements of income.

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

J — RELATED PARTIES

In November 2004, Bristow sold certain of its contracts within the Technical Services business unit and seven medium aircraft to FB Heliservices Limited (“FBH”), a 50% owned unconsolidated affiliate. Bristow received proceeds of approximately £7.9 million ($15.1 million) on this transaction and recognized a gain of £1.1 million ($2.1 million) that is included in the consolidated statement of income. Bristow and the other 50% shareholder of FBH each contributed to FBH £4.3 million ($8.2 million) to enable it to consummate the transaction. This additional investment in FBH is included in the consolidated statement of cash flows.

On December 19, 1996, the Company and one of its subsidiaries acquired 49% of Bristow’s Common Stock and a significant amount of its subordinated debt as further discussed below. Bristow is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“BHGL”). Bristow is organized with three different classes of ordinary shares (“Common Stock”) having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a Norwegian investor (the “Norwegian Investor”), originally owned 49%, 49% and 2%, respectively, of Bristow’s total outstanding ordinary shares. In December 2002, the Company called the shares of the Norwegian Investor in accordance with the put/call agreement described below and sold them to a U.K. investor (the “E.U. Investor”). In turn, the E.U. Investor became a party to the put/call agreement on substantially the same terms as had applied to the Norwegian Investor. In March 2004, Caledonia sold a portion of its holdings in Bristow equal to 3% of the total outstanding ordinary shares to the E.U. Investor.

The Company paid £80.2 million (approximately $132 million) in cash (funded from existing cash balances and the proceeds of the 6% Notes), issued $7.5 million of the 6% Notes to Caledonia and issued 1,374,389 shares of Common Stock to Caledonia on December 19, 1996 for its 49% ownership of Bristow. Caledonia received 1,300,000 shares of Common Stock and BHGL’s management received 74,389 shares. In addition, the Company acquired £5.0 million (approximately $8.4 million) principal amount of BHGL’s subordinated debt for cash of £5.4 million (approximately $8.9 million) including accrued interest.

In addition to its ownership of 49% of Bristow’s outstanding ordinary shares and £5.0 million ($8.3 million) principal amount of Bristow’s subordinated debt, the Company acquired £91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence. Deferred interest accrues at an annual rate of 13.5% and aggregated $289.7 million at March 31, 2005. No interest payments have been paid through March 31, 2005.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company, Caledonia, the E.U. Investor and Bristow entered into a shareholders’ agreement respecting, among other things, the composition of the board of directors of Bristow. On matters coming before Bristow’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each. So long as Caledonia has a significant interest in the shares of the Company’s Common Stock issued to it pursuant to the transaction or maintains its voting control of Bristow, Caledonia will have the right to nominate two persons to the Board of Directors of the Company and to replace any such directors so nominated.

Caledonia, the Company and the E.U. Investor also entered into a put/call agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require the Company to purchase such shares. Under current English law, the Company would be required, in order for Bristow to retain its operating license, to find a qualified European investor to own any Bristow shares it has the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting the Company’s ability to exercise the put/call option is a requirement to consult with the CAA regarding the suitability of the new holder of the Bristow shares. The put/call agreement does not contain any provisions should the CAA not approve the new European investor. However, the Company would work diligently to find a European investor suitable to the CAA. In March 2004, the Company prepaid a portion of the put/call option price, representing the amount of guaranteed return since inception, amounting to $11.4 million. Beginning in September 2004, the Company began paying to Caledonia the amount of guaranteed return on the put/call on a quarterly basis. In fiscal year 2005, the amount paid to Caledonia was £46,776 ($85,771) representing the amount due from May 8, 2004 to December 31, 2004. Subsequent to March 31, 2005, the Company has paid to Caledonia £36,198 ($65,919) representing the amount due from January 1, 2005 to June 30, 2005. These payments were charged against minority interest on the Company’s balance sheet where this obligation had been accrued and included in minority interest expense in the consolidated statements of income. In consideration of this, the other shareholders of Bristow agreed to reduce the guaranteed return factor used in calculating the put/call option price, effective April 1, 2004, from 12% per annum to LIBOR plus 3%. In May 2004, the Company acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow for £1 per share ($14.4 million in total). Bristow used these proceeds to redeem £8 million ($14.4 million) of its ordinary share capital at par value on a pro rata basis from all of its outstanding shareholders, including the Company. Caledonia received management fees from Bristow that were payable semi-annually in advance through June 2003.

See Note C for discussion of the Company’s investments in and transactions with unconsolidated affiliates.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K — SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company operates principally in two business segments: Helicopter Services and Production Management Services. The Company provides helicopter services under the Air Logistics and Bristow names, and is a major supplier of helicopter transportation services to the worldwide offshore oil and gas industry. The Company provides production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name. The following shows reportable segment information for fiscal years 2005, 2004 and 2003, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands
		(Restated)	(Restated)

Segment operating revenue from external customers:
Helicopter Services	$613,133	$565,111	$552,967
Production Management Services	58,915	49,750	47,621

Total segment operating revenue	$672,048	$614,861	$600,588

Intersegment operating revenue:
Helicopter Services	$8,059	$7,614	$6,204
Production Management Services	67	65	64

Total intersegment operating revenue	$8,126	$7,679	$6,268

Consolidated operating revenue reconciliation:
Helicopter Services	$621,192	$572,725	$559,171
Production Management Services	58,982	49,815	47,685
Intersegment eliminations	(8,126)	(7,679)	(6,268)
Corporate	1,598	2,140	962

Total consolidated operating revenue	$673,646	$617,001	$601,550

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)
		(Restated)	(Restated)

Consolidated operating income reconciliation:
Helicopter Services including allocation of 2004 curtailment gain	$76,261	$86,907	$62,737
Production Management Services	3,907	2,514	2,947

Total segment operating income	80,168	89,421	65,684
Gain on disposal of assets	8,039	3,943	3,734
Corporate including allocations of 2004 curtailment gain	(10,599)	(4,639)	(4,052)

Total consolidated operating income	$77,608	$88,725	$65,366

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Capital Expenditures
	Fiscal	Fiscal	Fiscal
	2005	2004	2003
	(In thousands)

Helicopter Services	$77,810	$67,410	$54,784
Production Management Services	167	436	133
Corporate	112	9	114

Total	$78,089	$67,855	$55,031

	Depreciation and Amortization
	Fiscal	Fiscal	Fiscal
	2005	2004	2003
	(In thousands)

Helicopter Services	$38,385	$37,015	$33,711
Production Management Services	194	166	170
Corporate	2,114	2,362	3,783

Total	$40,693	$39,543	$37,664

	Identifiable Assets as of March 31,
	2005	2004
	(In thousands)
		(Restated)

Helicopter Services	$1,041,615	$940,754
Production Management Services	31,807	28,164
Corporate and other	76,154	77,910

Total	$1,149,576	$1,046,828

The Company attributes revenue to various countries based on the location where Helicopter Services or Production Management Services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end. Entity-wide information by geographic area is as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
	(In thousands)
		(Restated)	(Restated)

Operating revenue:
United States	$216,255	$203,728	$196,101
United Kingdom	223,075	211,468	207,257
Nigeria	94,215	76,683	64,864
Australia	43,143	32,072	26,823
Mexico	24,264	25,611	24,385
Other countries	72,694	67,439	82,120

	$673,646	$617,001	$601,550

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31,
	2005	2004
		(Restated)
	(In thousands)

Long-lived assets:
United States	$179,835	$160,419
United Kingdom	164,787	160,080
Nigeria	77,537	57,068
Australia	31,892	39,506
Mexico	31,166	41,463
Other countries	123,845	127,120

	$609,062	$585,656

Goodwill related to Production Management Services was $14.0 million as of March 31, 2005 and March 31, 2004. Goodwill related to Helicopter Services was $12.8 million as of March 31, 2005 and March 31, 2004.

During fiscal years 2005, 2004 and 2003, the Company conducted operations in over 12 foreign countries as well as in the United States and the United Kingdom. Due to the nature of the principal assets of the Company, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years ended March 31, 2005, 2004 and 2003, the aggregate activities of one international oil company customer accounted for 11%, 11% and 15%, respectively, of consolidated operating revenue, excluding revenues associated with reimbursements for costs incurred on behalf of customers. During fiscal year 2005, the Company’s top ten customers accounted for 48% of its operating revenue, excluding revenues associated with reimbursements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	June 30(2)	September 30(2)	December 31(2)	March 31(2)
	(In thousands, except per share amounts)
	(Restated)	(Restated)	(Restated)

2005
Gross revenue	$160,401	$170,627	$172,167	$170,451
Operating income	19,351	25,152	19,216	13,889
Net income	11,587	16,651	10,108	13,214
Basic earnings per share	0.51	0.73	0.43	0.57
Diluted earnings per share	0.51	0.71	0.43	0.56
2004	(Restated)	(Restated)	(Restated)	(Restated)
Gross revenue	$145,730	$151,151	$152,480	$167,640
Operating income	15,308	18,857	9,599	44,961
Net income	7,455	7,688	1,969	32,713
Basic earnings per share	0.33	0.34	0.09	1.45	(1)
Diluted earnings per share	0.32	0.32	0.09	1.42	(1)

(1)	Includes $21.7 million, $15.7 million net of tax, of curtailment gain relating to the pension plan discussed in Note G.

(2)	As discussed further in Note A, amounts previously reported have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries.

M — SUBSEQUENT EVENTS

Document Subpoena from U.S. Department of Justice — On June 15, 2005, the Company issued a press release stating that one of the Company’s subsidiaries had received a document subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The Company is continuing to investigate this matter and intends to comply with requests for information from the DOJ in connection with this investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation. It is not possible to predict accurately at this time when the government investigation described above will be completed. Based on current information, the Company cannot predict the outcome of such investigation or what, if any, actions may be taken by the DOJ or other U.S. agencies or authorities or the effect that they may have on the Company.

Fleet Renewal Program — In fiscal year 2003, the Company initiated a fleet renewal program. In December 2002, the Company entered into a contract with Sikorsky Aircraft Corporation, a major helicopter manufacturer, to acquire 15 new medium-sized helicopters, which are the Company’s most versatile aircraft. Six of the 15 initial aircraft were delivered in fiscal year 2004. Four of the 15 initial aircraft were delivered in fiscal year 2005. Two of the 15 initial aircraft were delivered in the first half of fiscal year 2006, and one is expected to be delivered in the fourth quarter of fiscal year 2006. The remaining two of the 15 initial aircraft are expected to be delivered in early fiscal year 2007. In June 2005, the Company amended the initial contract to acquire 32 additional medium-sized helicopters as part of its ongoing fleet renewal program. The first helicopter under the amended contract is due to be

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivered early in fiscal year 2007, and a total of 17 additional aircraft are to be delivered in fiscal years 2007 and 2008. The remaining helicopters are slated for delivery between fiscal years 2009 and 2013. The agreement allows the Company to trade in one previously purchased Sikorsky aircraft for each new aircraft purchased. The agreement also gives the Company the option to purchase up to 24 additional aircraft with deliveries through fiscal year 2013, provided the Company exercises the options by an annual deadline. Thereafter, the option aircraft are subject to availability. As of September 30, 2005, the options with respect to six of the aircraft are now subject to availability.

Subsequent to March 31, 2005, the Company also entered into firm purchase commitments for aircraft outside of the fleet renewal program of $130.0 million.

Defaults Under Certain Long-Term Debt Agreements — On June 16, 2005, the Company received notice from the trustee of the $230 million 6 1/8% Senior Notes due 2013 that it was in breach of the financial reporting covenants contained in the indenture, and stating that, unless the deficiency was remedied within 60 days, an event of default would occur under the indenture. On July 26, 2005, the Company solicited consents from all holders of its Senior Notes to extend until November 15, 2005 (or, at the election of the Company and upon the payment of additional fees, until December 15, 2005 or January 15, 2006, as applicable) the period in which the Company must file and deliver its financial reports and related documents, and to waive certain past defaults under the indenture relating to the Company’s failure to timely file and deliver its Form 10-K for fiscal year 2005.

The Company amended the terms of its solicitation of consents on August 9, 2005 and August 11, 2005 and on August 16, 2005 completed the consent solicitation. The terms of the consent solicitation were as follows:

•	A consent fee to holders of Senior Notes as of 5:00 p.m. (EST) on July 25, 2005 that delivered (and not revoked) valid consents on or prior to August 15, 2005 (the “Expiration Date”) were paid $6.25 per $1,000 principal amount of Senior Notes, or $1.4 million, on August 17, 2005.

•	In the event that the Company did not comply with the financial reporting covenants and related compliance certificate and auditors’ statement covenants on or before November 15, 2005 and elected to pay on or before the third business day following such date an additional fee to consenting holders in an amount equal to $2.50 per $1,000 principal amount of Senior Notes in respect of which consents had been delivered (and not revoked), the Company would have until December 15, 2005 to comply with the financial reporting covenants and the compliance certificate and auditors’ statement covenants in the indenture. In addition, if the Company did not comply with the financial reporting covenants and related compliance certificate and auditors’ statement covenants on or before December 15, 2005 and elected to pay on or before the third business day following such date a further additional fee to consenting holders in an amount equal to $2.50 per $1,000 principal amount of Senior Notes in respect of which consents have been delivered (and not revoked), the Company would have until January 16, 2006 to comply with the financial reporting covenants and the compliance certificate and auditors’ statement covenants in the indenture. In the event that the Company did not comply with the financial reporting covenants and related compliance certificate and auditors’ statement covenants on or before November 15, 2005 (or, at the election of the Company and upon the payment of an additional fee described above, until December 15, 2005 or January 16, 2006, as applicable), the Trustee or the holders of at least 25% in principal amount of the outstanding Senior Notes could have declared all of the Senior Notes due and payable immediately.

On November 15, 2005, the Company elected to extend the waiver to December 15, 2005 upon payment of the additional fee described above. The Company has elected to exercise its option to further extend the waiver through January 16, 2006 upon payment of the second additional fee described above.

As of June 30, 2005, the Company was in default of the various financial information reporting covenants in its revolving credit facility and the RLR Note as a result of not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the Internal Review discussed earlier which prevented the Company from filing the financial report for fiscal year 2005 on time.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The bank initially provided waivers through August 14, 2005, and subsequently provided additional waivers through November 15, 2005. Further, the waivers were extended at the Company’s election through December 15, 2005 upon payment of a fee, and the Company has elected to exercise its option to further extend these waivers through January 16, 2006 upon payment of an additional fee.

The Company will not be in compliance with the financial information reporting covenants and related compliance certificate and auditors’ statement covenants discussed above on or prior to December 15, 2005. As a result, the Company has elected to exercise its option to extend the waivers with respect to the credit facility and RLR Note through January 16, 2006 and pay the required additional fee.

Flight Accident — On August 18, 2005, one of the Company’s helicopters operating in the U.S. Gulf of Mexico was involved in an accident that resulted in two fatalities. The cause of the accident is still under investigation by the Company and the National Transportation Safety Board. The Company’s liability in connection with this accident is not likely to have a material adverse effect on its business or financial condition.

Recapitalization of Heliservicio Campeche, S.A. de C.V. — On August 19, 2005, the Company’s unconsolidated affiliate in Mexico, Heliservicio Campeche, S.A. de C.V. (“HC”) completed a recapitalization. In this recapitalization, HC’s two shareholders, the Company and Compania Controladora de Servicios Aeronauticos, S.A. de C.V., purchased $4.4 million and $4.6 million, respectively, in trade receivables from a creditor of HC. The shareholders contributed these receivables to HC as a capital contribution. The shareholders purchased the receivables with notes in the respective purchase amounts. The creditor assigned these notes to Hemisco Helicopter International Inc. (“Hemisco”), a Panamanian unconsolidated affiliate that is owned 49% by a wholly-owned subsidiary of the Company. As a result, the Company owes $4.4 million to Hemisco. This note bears interest at 3% and is due on July 31, 2015.

Income Taxes on Distributions of Foreign Earnings — In September 2005, in response to the tax-favored provisions on repatriation of foreign earnings into the U.S. provided for in the American Jobs Creation Act of 2004 (the “Act”), the Company’s senior management approved a Domestic Reinvestment Plan (“DRIP”), as required by the Act, documenting the Company’s plan to repatriate up to a maximum of $75 million from its foreign subsidiaries. The Company’s Board of Directors subsequently approved the plan in November 2005. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. Through October 2005, the Company has received distributions intended to qualify under the Act totaling $30.9 million from one of its foreign subsidiaries. The Company is currently exploring its options with respect to sources of additional repatriations from its foreign subsidiaries but cannot at this time estimate the total amount, out of the $75 million approved in the DRIP, that will ultimately be received by March 31, 2006.

Hurricanes Katrina and Rita — As a result of Hurricanes Katrina and Rita, several of the Company’s shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, Hurricane Katrina caused a total loss of the Company’s Venice Louisiana shorebase facility, and Hurricane Rita severely damaged the Creole, Louisiana base and flooded the Intracoastal City, Louisiana base. The Company expects to record a $0.3 million net gain ($2.9 million in anticipated insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.

Norsk Acquisition — During the first quarter of fiscal year 2006, the Company’s unconsolidated Norwegian affiliate, Norsk Helicopters AS, completed the acquisition of Lufttransport A/S, a Norwegian company and its sister company Lufttransport AB, in Sweden, collectively operating 28 aircraft and engaged in providing air ambulance services in Scandinavia. In addition, subsequent to March 31, 2005, Norsk committed to purchase three large aircraft. The purchase of these three aircraft, supported by a multi-year contract to provide helicopter services offshore in Norway, will be funded through additional borrowings by Norsk and additional funding by both shareholders.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the Company’s $230 million 6 1/8% Senior Notes due 2013, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Offshore Logistics, Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Offshore Logistics, Inc.’s other subsidiaries (the “Non-Guarantor Subsidiaries”). On March 31, 2004, Airlog International Ltd., one of the Company’s wholly-owned subsidiaries exceeded the threshold for the determination of a significant subsidiary as defined in the $230 million 6 1/8% Senior Note indenture. Therefore, this subsidiary executed a Supplemental Indenture and its financial information is reflected in Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet as of March 31, 2005 and the Supplemental Condensed Consolidating Statement of Income and Supplemental Condensed Consolidating Statement of Cash Flows for the twelve months ended March 31, 2005. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Gross revenue:
Operating revenue	$1,685	$249,116	$422,845	$—	$673,646
Intercompany revenue	—	6,185	4,301	(10,486)	—

	1,685	255,301	427,146	(10,486)	673,646

Operating expenses:
Direct cost	50	188,969	329,120	—	518,139
Intercompany expense	—	4,301	5,720	(10,021)	—
Depreciation and amortization	108	15,357	25,228	—	40,693
General and administrative	11,628	12,239	21,843	(465)	45,245
Gain on disposal of assets	—	(956)	(7,083)	—	(8,039)

	11,786	219,910	374,828	(10,486)	596,038
Operating income (loss)	(10,101)	35,391	52,318	—	77,608
Earnings from unconsolidated affiliates, net	23,794	2,356	7,453	(24,003)	9,600
Interest income	50,682	109	3,749	(51,352)	3,188
Interest expense	(14,890)	(241)	(51,886)	51,352	(15,665)
Other income (expense), net	(29)	9	(1,106)	—	(1,126)

Income before provision for income taxes and minority interest	49,456	37,624	10,528	(24,003)	73,605
Allocation of consolidated income taxes	(2,314)	5,518	18,631	—	21,835
Minority interest	(210)	—	—	—	(210)

Net income	$51,560	$32,106	$(8,103)	$(24,003)	$51,560

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$23,947	$7,907	$114,586	$—	$146,440
Accounts receivable	19,108	41,253	97,484	(24,006)	133,839
Inventories	—	72,892	67,814	—	140,706
Prepaid expenses and other	470	2,529	8,460	—	11,459

Total current assets	43,525	124,581	288,344	(24,006)	432,444
Intercompany investment	297,709	1,046	—	(298,755)	—
Investments in unconsolidated affiliates	683	4,121	32,372	—	37,176
Intercompany notes receivable	554,655	—	10,727	(565,382)	—
Property and equipment — at cost:
Land and buildings	135	23,466	8,942	—	32,543
Aircraft and equipment	1,426	327,214	498,391	—	827,031

	1,561	350,680	507,333	—	859,574
Less: Accumulated depreciation and amortization	(1,398)	(100,549)	(148,565)	—	(250,512)

	163	250,131	358,768	—	609,062
Goodwill	—	18,593	8,105	111	26,809
Other assets	6,543	634	36,908	—	44,085

	$903,278	$399,106	$735,224	$(888,032)	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$673	$10,997	$29,176	$(5,206)	$35,640
Accrued liabilities	9,364	22,868	88,472	(18,800)	101,904
Deferred taxes	4,740	—	13,000	—	17,740
Current maturities of long-term debt	—	—	6,413	—	6,413

Total current liabilities	14,777	33,865	137,061	(24,006)	161,697
Long-term debt, less current maturities	230,000	—	25,667	—	255,667
Intercompany notes payable	10,246	86,103	469,033	(565,382)	—
Other liabilities and deferred credits	3,065	416	161,247	—	164,728
Deferred taxes	37,307	1,773	30,897	—	69,977
Minority interest	2,131	—	2,383	—	4,514
Stockholders’ investment:
Common stock	233	4,062	13,941	(18,003)	233
Additional paid in capital	157,100	51,169	13,477	(64,646)	157,100
Retained earnings	389,715	221,718	(5,723)	(215,995)	389,715
Accumulated other comprehensive income (loss)	58,704	—	(112,759)	—	(54,055)

	605,752	276,949	(91,064)	(298,644)	492,993

	$903,278	$399,106	$735,224	$(888,032)	$1,149,576

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(2,863)	$49,935	$78,662	$(21,261)	$104,473

Cash flows from investing activities:
Capital expenditures	(104)	(52,196)	(27,967)	2,178	(78,089)
Proceeds from asset dispositions	8,034	12,826	23,040	(2,178)	41,722
Acquisitions, net of cash received	—	—	(1,986)	—	(1,986)
Investments	1,000	(1,150)	(8,036)	—	(8,186)

Net cash provided by (used in) investing activities	8,930	(40,520)	(14,949)	—	(46,539)

Cash flows from financing activities:
Proceeds from borrowings	—	—	7,087	(7,087)	—
Repayment of debt and debt redemption premiums	—	—	(2,427)	—	(2,427)
Repayment of intercompany debt	(18,416)	(9,400)	(532)	28,348	—
Partial prepayment of put/call obligation	(86)	—	—	—	(86)
Re-purchase of shares from minority interest	(7,389)	—	—	—	(7,389)
Issuance of common stock	12,665	—	—	—	12,665

Net cash provided by (used in) financing activities	(13,226)	(9,400)	4,128	21,261	2,763

Effect of exchange rate changes in cash and cash equivalents	—	—	64	—	64

Net increase (decrease) in cash and cash equivalents	(7,159)	15	67,905	—	60,761
Cash and cash equivalents at beginning of period	31,106	7,892	46,681	—	85,679

Cash and cash equivalents at end of period	$23,947	$7,907	$114,586	$—	$146,440

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2004
(Restated)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Gross revenue:
Operating revenue	$1,530	$196,213	$419,258	$—	$617,001
Intercompany revenue	—	12,553	1,700	(14,253)	—

	1,530	208,766	420,958	(14,253)	617,001

Operating expenses:
Direct cost	61	153,244	322,144	—	475,449
Intercompany expense	8	1,691	11,591	(13,290)	—
Depreciation and amortization	200	12,709	26,634	—	39,543
General and administrative	6,900	10,395	22,560	(963)	38,892
Gain on disposal of assets	—	(1,055)	(2,888)	—	(3,943)

	7,169	176,984	380,041	(14,253)	549,941
Curtailment gain	—	—	21,665	—	21,665

Operating income (loss)	(5,639)	31,782	62,582	—	88,725
Earnings from unconsolidated affiliates, net	31,529	—	11,197	(31,687)	11,039
Interest income	43,208	20	1,939	(43,478)	1,689
Interest expense	(15,939)	(60)	(44,308)	43,478	(16,829)
Loss on extinguishment of debt	(6,205)	—	—	—	(6,205)
Other income (expense), net	(976)	(16)	(6,818)	—	(7,810)

Income before provision for income taxes and minority interest	45,978	31,726	24,592	(31,687)	70,609
Allocation of consolidated income taxes	(5,229)	1,834	22,797	—	19,402
Minority interest	(1,382)	—	—	—	(1,382)

Net income	$49,825	$29,892	$1,795	$(31,687)	$49,825

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2004
(Restated)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$31,106	$5,990	$48,583	$—	$85,679
Accounts receivable	8,135	38,804	85,923	(10,441)	122,421
Inventories	—	68,807	64,117	149	133,073
Deferred tax asset	493	—	157	—	650
Prepaid expenses and other	302	4,161	6,411	—	10,874

Total current assets	40,036	117,762	205,191	(10,292)	352,697
Intercompany investment	276,695	—	—	(276,695)	—
Investments in unconsolidated affiliates	894	—	38,035	—	38,929
Intercompany notes receivable	507,001	—	25,688	(532,689)	—
Property and equipment — at cost:
Land and buildings	135	17,689	8,770	—	26,594
Aircraft and equipment	1,464	294,910	501,409	—	797,783

	1,599	312,599	510,179	—	824,377
Less: Accumulated depreciation and amortization	(1,410)	(95,629)	(141,682)	—	(238,721)

	189	216,970	368,497	—	585,656
Goodwill	—	13,839	12,879	111	26,829
Other assets	6,255	119	36,343	—	42,717

	$831,070	$348,690	$686,633	$(819,565)	$1,046,828

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$333	$7,191	$24,807	$(3,617)	$28,714
Accrued liabilities	7,863	12,520	70,315	(6,823)	83,875
Deferred taxes	—	—	—	—	—
Current maturities of long-term debt	—	—	4,417	—	4,417

Total current liabilities	8,196	19,711	99,539	(10,440)	117,006
Long-term debt, less current maturities	230,000	—	21,117	—	251,117
Intercompany notes payable	24,576	88,941	419,172	(532,689)	—
Other liabilities and deferred credits	1,271	3,130	142,925	—	147,326
Deferred taxes	30,732	1,208	60,102	—	92,042
Minority interest	9,385	—	—	—	9,385
Stockholders’ investment:
Common stock	226	4,062	13,923	(17,985)	226
Additional paid in capital	141,384	51,168	13,475	(64,643)	141,384
Retained earnings	338,155	180,470	13,338	(193,808)	338,155
Accumulated other comprehensive income (loss)	47,145	—	(96,958)	—	(49,813)

	526,910	235,700	(56,222)	(276,436)	429,952

	$831,070	$348,690	$686,633	$(819,565)	$1,046,828

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2004

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$1,547	$58,606	$12,506	$10,672	$83,331

Cash flows from investing activities:
Capital expenditures	(9)	(57,813)	(10,033)	—	(67,855)
Assets purchased on behalf of unconsolidated affiliate	(17,869)	(6,217)	(11,308)	—	(35,394)
Proceeds from sale of assets to unconsolidated affiliate	17,869	6,217	11,308	—	35,394
Proceeds from asset dispositions	4	2,984	3,866	—	6,854
Investments in subsidiaries	(2,953)	—	1,372	—	(1,581)

Net cash used in investing activities	(2,958)	(54,829)	(4,795)	—	(62,582)

Cash flows from financing activities:
Proceeds from borrowings	262,270	—	3,592	(14,450)	251,412
Repayment of debt and debt redemption premiums	(231,289)	—	(6,116)	3,778	(233,627)
Debt issuance costs	(4,889)	—	—	—	(4,889)
Partial prepayment of put/call obligation	(11,442)	—	—	—	(11,442)
Issuance of common stock	2,085	—	—	—	2,085

Net cash provided by (used in) financing activities	16,735	—	(2,524)	(10,672)	3,539

Effect of exchange rate changes in cash and cash equivalents	—	—	4,591	—	4,591

Net increase in cash and cash equivalents	15,324	3,777	9,778	—	28,879
Cash and cash equivalents at beginning of period	15,782	2,213	38,805	—	56,800

Cash and cash equivalents at end of period	$31,106	$5,990	$48,583	$—	$85,679

Supplemental Condensed Consolidating Statement of Income
Year Ended March 31, 2003
(Restated)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Gross revenue:
Operating revenue	$1,232	$185,854	$414,464	$—	$601,550
Intercompany revenue	9	9,268	2,286	(11,563)	—

	1,241	195,122	416,750	(11,563)	601,550

Operating expenses:
Direct cost	52	151,339	316,385	—	467,776
Intercompany expense	74	2,211	8,315	(10,600)	—
Depreciation and amortization	496	11,977	25,191	—	37,664
General and administrative	6,643	9,760	19,038	(963)	34,478
Gain on disposal of assets	(650)	(1,430)	(1,654)	—	(3,734)

	6,615	173,857	367,275	(11,563)	536,184

Operating income	(5,374)	21,265	49,475	—	65,366
Earnings from unconsolidated affiliates, net	31,037	—	12,054	(31,037)	12,054
Interest income	36,705	33	1,180	(36,395)	1,523
Interest expense	(14,820)	—	(36,479)	36,395	(14,904)
Other income (expense), net	(391)	73	(2,966)	—	(3,284)

Income before provision for income taxes and minority interest	47,157	21,371	23,264	(31,037)	60,755
Allocation of consolidated income taxes	4,956	6,411	7,187	—	18,554
Minority interest	(1,797)	—	—	—	(1,797)

Net income	$40,404	$14,960	$16,077	$(31,037)	$40,404

Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended March 31, 2003

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(22,658)	$42,129	$16,916	$26,000	$62,387

Cash flows from investing activities:
Capital expenditures	(114)	(45,854)	(9,063)	—	(55,031)
Assets purchased on behalf of affiliate	—	—	(26,019)	—	(26,019)
Proceeds from sale of assets to affiliate	—	—	26,019	—	26,019
Proceeds from asset dispositions	846	3,728	18,229	—	22,803
Acquisition, net of cash received	—	—	(15,953)	—	(15,953)
Investments in subsidiaries	498	(498)	—	—	—

Net cash provided by (used in) investing activities	1,230	(42,624)	(6,787)	—	(48,181)

Cash flows from financing activities:
Proceeds from borrowings	24,000	—	47,286	(26,000)	45,286
Repayment of debt	—	—	(49,026)	—	(49,026)
Issuance of common stock	2,631	—	—	—	2,631

Net cash provided by (used in) financing activities	26,631	—	(1,740)	(26,000)	(1,109)

Effect of exchange rate changes in cash and cash equivalents	—	—	1,033	—	1,033

Net decrease in cash and cash equivalents	5,203	(495)	9,422	—	14,130
Cash and cash equivalents at beginning of period	10,579	2,708	29,383	—	42,670

Cash and cash equivalents at end of period	$15,782	$2,213	$38,805	$—	$56,800

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Item 9a.	Controls and Procedures

A.  Disclosure Controls and Procedures — Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We carried out an evaluation, as of March 31, 2005, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

Based upon that evaluation, and as a result of information reviewed by the Audit Committee of our Board of Directors, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2005, our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed in our reports to the SEC under the Securities Exchange Act of 1934 because of the material weaknesses in internal controls, as described in Management’s Report on Internal Control Over Financial Reporting.

B.  Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. This assessment included an evaluation of the design and operation of internal controls over financial reporting.

Based on this assessment, management concluded that, as of March 31, 2005, the Company did not maintain effective internal control over financial reporting because of material weaknesses described below:

Our former senior management and other personnel failed to establish or adhere to appropriate internal controls related to the control environment of the Company. Specifically, former management failed to establish and act with appropriate integrity and ethical values. As a result of this deficiency the following incidents occurred (as further described in Note D of the “Notes to Consolidated Financial Statements”):

(a) improper payments to government officials and personnel of customers,

(b) understated employee payroll tax declarations and payments,

(c) improper valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties,

(d) assistance in the apparent circumvention of legal requirements in at least one country in which we operate, through the use of false invoices and misleading representations and

(e) the related balance sheet amounts being not properly described or classified in the Company’s books and records.

Furthermore:

•	We did not follow accounting controls related to the affiliate accounts receivable reconciliation process that would have detected the false invoices described above.

•	We failed to follow procedures that addressed concerns raised by employees about improper activities, and certain members of our former senior management failed to set the proper ethical tone.

•	We did not provide sufficient training to personnel engaged in key elements of the financial reporting process, including training on relevant regulations such as the Foreign Corrupt Practices Act.

•	We failed to educate and train employees in identifying, monitoring or reporting and responding to alleged misconduct or unethical behavior.

This material weakness resulted in an under payment and accrual of payroll and other taxes. Accordingly, we restated our 2004 and 2003 consolidated financial statements and the first three quarters of fiscal 2005 to accrue payroll and other taxes, penalties and interest.

We did not have sufficient technical expertise to address or establish adequate policies and procedures associated with accounting matters. In addition, we did not maintain policies and procedures to ensure adequate management review of the information supporting the financial statements. As a result:

•	We did not have personnel with adequate technical expertise to effectively carry out the Company’s policies and procedures related to the review of technical accounting matters and to ensure adequate management review of information supporting the financial statements.

•	We did not establish or maintain adequate policies and procedures over the selection and application of appropriate accounting policies.

•	We failed to establish controls to properly identify and record expenses related to severance benefits for certain employees of a foreign subsidiary.

This material weakness resulted in an underreporting of revenue and direct costs. Accordingly, we restated our 2004 and 2003 consolidated financial statements and the first three quarters of fiscal 2005 to report customer reimbursements in revenue and direct costs and to record additional operating expense for the severance benefits.

We did not have sufficient technical tax expertise to establish and maintain adequate policies and procedures associated with the operation of certain complex tax structures. As a result, we failed to establish proper procedures to ensure the actions required to enable us to realize the benefits of these structures as previously recognized in our financial statements were performed.

This material weakness resulted in an underreporting of direct costs and income tax expense. Accordingly, we restated our 2004 and 2003 consolidated financial statements and the first three quarters of fiscal 2005 to report an increase in direct costs and income tax expense.

Our independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting.

C.  Changes in Internal Control Over Financial Reporting — There were no changes during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

D.  Remediation — Subsequent to March 31, 2005, Management has taken a series of actions to remediate these weaknesses in the control environment, including the following:

•	Former senior management and other management personnel were terminated or required to resign.

•	New key members of senior and financial management were or are being hired, including persons with appropriate technical accounting expertise.

•	Functional reporting lines of field accounting personnel were realigned to report directly to the corporate accounting function and not through operations management.

•	Policies and procedures over the selection and application of appropriate accounting policies and account analyses and reconciliations have been or will be developed and implemented.

•	A comprehensive compliance program was adopted and implemented, including the introduction and dissemination of a new Code of Business Integrity to all employees, which included the following:

◆	A position for a Chief Compliance Officer with primary responsibility to administer and set compliance policy and report to the CEO and Board of Directors on matters concerning legal and ethical compliance;

◆	A zero tolerance policy with respect to facilitating payments;

◆	Mandatory employee and director participation in company-wide business integrity training;

◆	Strict requirements on engaging or conducting business through intermediaries, including joint venture partners and agents;

◆	Membership in a non-profit organization that specializes in anti-bribery due diligence reviews and compliance training for international commercial intermediaries; and

◆	An enhanced “Whistleblower” hotline.

•	Internal audits to ensure that the compliance program is followed are planned.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Offshore Logistics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9a.B), that Offshore Logistics, Inc. (the Company) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Former senior management and other personnel failed to establish or adhere to appropriate internal controls related to the control environment of the Company. Specifically, former management failed to establish and act with appropriate integrity and ethical values. As a result of this deficiency the following incidents occurred (as further described in Note D of the “Notes to Consolidated Financial Statements”):

(a) improper payments to government officials and personnel of customers,

(b) understated employee payroll tax declarations and payments,

(c) improper valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties,

(d) assistance in the apparent circumvention of legal requirements in at least one country in which we operate, through the use of false invoices and misleading representations and

(e)	the related balance sheet amounts being not properly described or classified in the Company’s books and records.

Furthermore:

•	The Company did not follow accounting controls related to the affiliate accounts receivable reconciliation process that would have detected the false invoices described above.

•	The Company failed to follow procedures that addressed concerns raised by employees about improper activities, and certain members of our former senior management failed to set the proper ethical tone.

•	The Company did not provide sufficient training to personnel engaged in key elements of the financial reporting process, including training on relevant regulations such as the Foreign Corrupt Practices Act.

•	The Company failed to educate and train employees in identifying, monitoring or reporting and responding to alleged misconduct or unethical behavior.

This material weakness resulted in an under payment and accrual of payroll and other taxes. Accordingly, the Company restated the 2004 and 2003 consolidated financial statements and the first three quarters of fiscal 2005 to accrue payroll and other taxes, penalties and interest.

The Company did not have sufficient technical expertise to address or establish adequate policies and procedures associated with accounting matters. In addition, the Company not maintain policies and procedures to ensure adequate management review of the information supporting the financial statements. As a result:

•	The Company did not have personnel with adequate technical expertise to effectively carry out the Company’s policies and procedures related to the review of technical accounting matters and to ensure adequate management review of information supporting the financial statements.

•	The Company did not establish or maintain adequate policies and procedures over the selection and application of appropriate accounting policies.

•	The Company failed to establish controls to properly identify and record expenses related to severance benefits for certain employees of a foreign subsidiary.

This material weakness resulted in an underreporting of revenue and direct costs. Accordingly, the Company restated the 2004 and 2003 consolidated financial statements and the first three quarters of fiscal 2005 to report customer reimbursements in revenue and direct costs and to record additional operating expense for the severance benefits.

The Company did not have sufficient technical tax expertise to establish and maintain adequate policies and procedures associated with the operation of certain complex tax structures. As a result, the Company failed to establish proper procedures to ensure the actions required to enable us to realize the benefits of these structures as previously recognized in our financial statements were performed.

This material weakness resulted in an underreporting of direct costs and income tax expense. Accordingly, the Company restated our 2004 and 2003 consolidated financial statements and the first three quarters of fiscal 2005 to report an increase in direct costs and income tax expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Offshore Logistics, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three year period ended March 31, 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 9, 2005, except for the “Restatement of Previously Reported Amounts” section in Note A, the ninth paragraph of Note B, the “Internal Review Section of Note D, and Note M, as to which the date is December 9, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New Orleans, Louisiana
June 9, 2005, except for
the fifth paragraph
of management’s report
on internal control over
financial reporting
as to which the date is
December 9, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant

DIRECTORS

The following sets forth certain information about our directors and persons nominated for election to our Board at our next annual meeting of stockholders. All of the directors are elected annually for a one-year term. Except as described below, there are no arrangements or understandings between us and any person pursuant to which such person has been elected a director, and no director or nominee is related to any of our other directors, nominees or executive officers.

THOMAS N. AMONETT, age 62, and resident of New York, New York, has been nominated for election to our Board at our next annual meeting of stockholders. Mr. Amonett has served as President, Chief Executive Officer and a director of Champion Technologies, Inc. since 1999. Champion Technologies, Inc. is an international provider of specialty chemicals and related services primarily to the oilfield production sector. Mr. Amonett serves as Chairman of the Board of TODCO, where he serves on the Corporate Governance and Executive Compensation Committees, and a director of Reunion Industries, Inc., where he serves on the Compensation and Audit Committees. Mr. Amonett served as director of Stelmar Shipping Ltd. from 2002 to January 2005 and served on the Audit Committee during his tenure, serving as chairman of the Audit Committee from 2003 to 2005.

PETER N. BUCKLEY(1), age 63, and a resident of London, England, currently serves as the Chairman of Caledonia Investments plc (a U.K. investment trust company). Mr. Buckley joined our Board in 1997 in connection with our investment in Bristow Aviation Holdings Limited. He also serves as a director of Kerzner International, Ltd., whose shares trade on the New York Stock Exchange, and as a director of Close Brothers Group plc. He has served as a member of our Executive Committee since 2000.

STEPHEN J. CANNON, age 51, and a resident of Southlake, Texas. Mr. Cannon joined our Board in 2002. He is currently the President and Chief Executive Officer of DynCorp International LLC, a CSC Company, a technology company with annual revenues in excess of $2 billion. From 1997 to 2000 he was Senior Vice President of DynCorp, and from 2000 to February 2005 he was President of DynCorp. Mr. Cannon has worked at DynCorp for 20 years and served in a variety of other capacities, including General Manager of its technical service subsidiary and Vice President of its aerospace technology subsidiary. He has served as a member of our Audit Committee since 2002 and our Corporate Governance Committee since 2004.

JONATHAN H. CARTWRIGHT(1), age 52, and a resident of London, England, where he is the Finance Director of Caledonia Investments plc. He, too, joined our board in 1997 in conjunction with our investment in Bristow Aviation Holdings Limited.

WILLIAM E. CHILES, age 57, and a resident of Houston, Texas, became the President and Chief Executive Officer of our Company effective July 15, 2004. Prior to his employment by the Company, Mr. Chiles was employed by Grey Wolf, Inc., an onshore oil and gas drilling company traded on the American Stock Exchange, from March 2003 until June 21, 2004 as Executive Vice President and Chief Operating Officer. Mr. Chiles served as Vice President of Business Development at ENSCO International Incorporated, an offshore oil and gas drilling company listed on the New York Stock Exchange, from August 2002 until March 2003. From August 1997 until its merger into an ENSCO International affiliate in August 2002, Mr. Chiles served as President and Chief Executive Officer of Chiles Offshore, Inc. Mr. Chiles serves as a director of Basic Energy Services, L.P., a contractor for land based oil and gas services. He has served as a member of our Executive Committee since 2004.

MICHAEL A. FLICK, age 57, and a resident of New Orleans, Louisiana, has been nominated for election to our Board at our next annual meeting of stockholders. Mr. Flick has been selected by our Board to succeed Mr. Johnson, who we expect to resign as director on the date of our next annual meeting of stockholders. Mr. Flick began his career in commercial banking in 1970 at First National Bank, which subsequently became a wholly owned subsidiary of First Commerce Corporation, whose shares were traded on the NASDAQ. Mr. Flick held a variety of positions at First Commerce Corporation, including Chief Financial Officer and Chief Credit Policy Officer, and retired in 1998 as the Executive Vice President and Chief Administrative Officer. Thereafter, he served as a director and chairman of the Audit Committee of Community Coffee Company, a privately held company until his term expired in July 2005. He also serves as a director of the University of New Orleans Foundation and chairman of its Audit Committee.

DAVID M. JOHNSON, age 67, and a resident of Houston, Texas. Mr. Johnson joined our Board in 1983. We expect Mr. Johnson to resign as director effective on the date of our next annual meeting of stockholders. He is currently a private investor. He previously served as President and Chairman of the Board of Q Services, an oilfield service company with annual revenues over $200,000,000. Mr. Johnson also serves on the boards of Champion Technologies and Permian Mud Services, Inc., both private companies with annual revenues in excess of $600,000,000. He currently serves on our Audit Committee and Nominating Committee.

KENNETH M. JONES, age 72, and a resident of Flat Rock, North Carolina. Mr. Jones was a founding director of Offshore Logistics, Inc. and served as President and Chief Operating Officer from 1969 until 1984. During this period he was a director of the Helicopter Association International and the American Helicopter Society. He retired from our Company in 1984 to manage an oil royalty investment trust, but he has served continuously as a director since 1969 to the present. In October 2001, Mr. Jones was elected as Chairman of the Board of our Company and is currently serving in that capacity. In addition, Mr. Jones serves on our Executive Committee.

PIERRE H. JUNGELS, CBE, age 61, and a resident of Enborne, England. Dr. Jungels joined our Board in 2002. He served as President of the Institute of Petroleum until December 2003. From 1996 through 2001 he served as a director and Chief Executive Officer of Enterprise Oil plc, one of the largest independent European oil companies at the time. In 1996, Dr. Jungels served as the managing director of exploration and production at British Gas plc. From 1975 through 1995 he served in a variety of capacities at Petrofina S.A. and its predecessors, including serving as a director of FINA, Inc., as Managing Director and Chief Executive Officer of FINA, plc (U.K.) and Chief Executive Officer of FINA Angola. Mr. Jungels is also a director of Woodside Petroleum Ltd., a director and Chairman of the Board of OHM Offshore Hydrocarbon Mapping Plc, a director of Imperial Tobacco Group plc, where he serves on the Audit and Compensation Committees, and a director and chairman of the board of Rockhopper Exploration Plc. He has served on our Compensation Committee since 2002 and also serves on our Corporate Governance Committee.

THOMAS C. KNUDSON, age 59, and a resident of Houston, Texas. Mr. Knudson joined our Board in June 2004. Following seven years of active duty as a U.S. Naval aviator and an aerospace engineer, he joined Conoco in 1975. His diverse corporate career included engineering, operations, business development and commercial assignments across a broad spectrum of Conoco Phillips businesses, including service as the Chairman of Conoco Europe Exploration and Production. He retired from Conoco Phillips on January 1, 2004 as Senior Vice President, Human Resources, Government Affairs and Communications. Mr. Knudson is also a director of NATCO Group, Inc., a leading provider of wellhead process equipment, systems and services used in the production of oil and gas. Mr. Knudson has served on our Compensation Committee and Corporate Governance Committee since 2004, and a director of Williams Partners L.P., a provider of midstream natural gas processing and transportation services.

KEN C. TAMBLYN, age 62, and a resident of Folsom, Louisiana. Mr. Tamblyn joined our Board in 2002. He spent the first 20 years of his business career as a certified public accountant with Peat Marwick, a predecessor of KPMG. In 1986 he joined Tidewater, Inc. as Executive Vice President and Chief Financial Officer. He served in that capacity until his retirement in August 2000. Mr. Tamblyn currently serves as a director of Gulf Island Fabrication, Inc. where he serves on the Audit Committee. Mr. Tamblyn has served on our Audit Committee since 2002 and also serves on our Nominating Committee.

ROBERT W. WALDRUP, age 61, and a resident of Kingwood, Texas. Mr. Waldrup joined our Board in 2001. He is one of the founders of Newfield Exploration Company where he served as the Vice President of Operations and as a director from 1992 until his retirement in 2001. Mr. Waldrup currently serves as the director of a privately-held company, Marine Spill Response Corporation, which provides environmental clean up services and on whose compensation committee he serves. He has served on our Executive Committee since 2004, on our Compensation Committee since 2001 and on our Nominating Committee since 2002.

(1)	Peter N. Buckley and Jonathan H. Cartwright, directors and executive officers of Caledonia Industrial & Services Limited (“CIS”), were designated by CIS and elected to our Board of Directors in February 1997 pursuant to a Master Agreement dated December 12, 1996 among the Company, CIS and certain other persons in connection with our acquisition of 49% and other substantial interests in Bristow Aviation Holdings Limited. The Master Agreement provides that so long as CIS owns (1) at least 1,000,000 shares of Common Stock of the Company or (2) at least 49% of the total outstanding ordinary shares of Bristow Aviation Holdings Limited, CIS will have the right to designate two persons for nomination of our Board of Directors and to replace any directors so nominated. On December 4, 2002, CIS transferred its rights and obligations under the Master Agreement to Caledonia Investments plc. For a further discussion of this transfer, see “Other Matters.”

Our Board of Directors has the following committees, the membership of which as of December 1, 2005, was as set forth below:

		Number of Meetings
Name of Committee and Members	Function of Committee(2)	in Fiscal 2005

EXECUTIVE	Acts in accordance with committee charter.	0
Peter N. Buckley Kenneth M. Jones Robert W. Waldrup William E. Chiles
AUDIT(1)	Acts in accordance with committee charter.	6
Stephen J. Cannon David M. Johnson Ken C. Tamblyn
COMPENSATION(1)	Acts in accordance with committee charter.	5
Pierre H. Jungels, CBE Thomas C. Knudson Robert W. Waldrup
CORPORATE GOVERNANCE(1)	Acts in accordance with committee charter.	2
Stephen J. Cannon Pierre H. Jungels, CBE Thomas C. Knudson
NOMINATING(1)	Acts in accordance with committee charter.	3
David M. Johnson Ken C. Tamblyn Robert W. Waldrup

(1)	As of August 31, 2005, all members of the Audit, Compensation, Corporate Governance, and Nominating Committees were independent as defined in the applicable NYSE rules.

(2)	The charters of our Executive, Audit, Compensation, Corporate Governance, and Nominating Committees are posted on our Internet website under the caption “Corporate Governance” and are available free of charge on request to our Secretary at 2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas 77042.

AUDIT COMMITTEE

We have a separately designed standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of August 31, 2005, the members of the Audit Committee are Messrs. Cannon, Johnson and Tamblyn. The Audit Committee’s principal functions are to recommend to the Board of Directors each year the engagement of a firm of independent auditors, to assist the Board of Directors in fulfilling its responsibility for oversight of the Company’s accounting and internal control systems and principal accounting policies, to recommend to the Company’s Board of Directors, based on its discussions with the Company’s management and independent auditors, the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K and to oversee the entire independent audit function. The Company believes that each of the three members of the Audit Committee satisfy the requirements of the applicable rules of the SEC and the NYSE as to independence, financial literacy and experience. The Board of Directors has determined that at least one member, Ken C. Tamblyn, is an audit committee financial expert as defined by the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Under our by-laws, our Board of Directors elects our executive officers annually. Each executive officer remains in office until that officer ceases to be an officer or his or her successor is elected. There are no family relationships among any of our executive officers. At December 1, 2005, our executive officers were as follows:

Name	Age	Position Held with Registrant

William E. Chiles	57	President, Chief Executive Officer and Director
Joseph Baj	47	Vice President, Treasurer and Secretary
Elizabeth Brumley	47	Controller
Richard Burman	52	Senior Vice President, Eastern Hemisphere
Bill Donaldson	65	Executive Vice President, Production Management
Michael R. Suldo	59	Senior Vice President, Western Hemisphere
Brian C. Voegele	45	Senior Vice President and Chief Financial Officer

Mr. Chiles joined us in July 2004 as Chief Executive Officer and President. Mr. Chiles served as Executive Vice President and Chief Operating Officer of Grey Wolf, Inc. from March 2003 until June 2004. Mr. Chiles served as Vice President of Business Development at ENSCO International Incorporated from August 2002 until March 2003. From August 1997 until its merger into an ENSCO International affiliate in August 2002, Mr. Chiles served as President and Chief Executive Officer of Chiles Offshore, Inc. From May 1996 until March 1997, Mr. Chiles served as Senior Vice President — Drilling Operations of Cliffs Drilling Company. From 1992 to May 1996, Mr. Chiles served as President and Chief Executive Officer of Southwestern Offshore Corporation, an offshore contract drilling company that he founded in 1992. Mr. Chiles co-founded Chiles Offshore Corporation in 1987 and its predecessor company, Chiles Drilling Company, in 1977, each of which was an offshore contract drilling company.

Mr. Baj joined us in July 2005 as Assistant Treasurer. In November 2005, Mr. Baj was elected Vice President, Treasurer and Secretary. Prior to joining the Company, Mr. Baj was a treasury consultant from 2004 to 2005. Prior to 2004, Mr. Baj was Assistant Treasurer with Transocean Inc. from 1997 to 2003, held various treasury and investor relations positions with Sterling Chemicals, Inc. from 1987 to 1997, and worked in the treasury group of Anderson, Clayton and Co. from 1983 to 1987.

Ms. Brumley joined us and was elected Controller in November 2005. Before joining the Company, Ms. Brumley was the Vice President and Controller of Noble Drilling Services, Inc., a drilling company, from March 2005 to September 2005. From 1996 to March 2005, she served with MAXXAM Inc., a forest products, real estate investment and development, and racing company, where she served as Controller beginning in January 1999 and ultimately becoming Vice President and Controller in December 2003. She has also worked for GulfMark Offshore, Inc. (formerly GulfMark International, Inc.), an offshore marine services company, serving as Controller from 1990 until 1996. A Certified Public Accountant, Ms. Brumley was a senior auditor with Arthur Andersen LLP prior to joining GulfMark in 1987.

Mr. Burman joined us in 2004 as Senior Vice President, Eastern Hemisphere and Managing Director of Bristow. Prior to joining us, Mr. Burman held various positions within the Baker Hughes group of companies, most recently Region General Manager, Mediterranean and Africa for Baker Hughes INTEQ.

Mr. Donaldson joined us in 1995 as Vice President, Marketing of Grasso Production Management, Inc. Mr. Donaldson was appointed President of GPM in 1996 and Executive Vice President, Production Management in 2004, and currently serves in those positions. Mr. Donaldson has 40 years experience in the offshore oil service business in the Gulf of Mexico. Prior to joining us, Mr. Donaldson held the positions of President of Savage Drilling, Inc. and Vice President, Operations for Tidewater, Inc.

Mr. Suldo joined us in 2002 as Assistant General Manager of Air Logistics and was elected General Manager in 2003. In June 2005, Mr. Suldo was promoted to Senior Vice President, Western Hemisphere and President of Air Logistics. Prior to joining us, Mr. Suldo retired as a Commander in the US Navy following a 20 year career. He was employed at Petroleum Helicopters Inc. from July 1988 until March 2002 in Gulf of Mexico operations in various managerial positions.

Mr. Voegele joined us in June 2005 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Voegele was employed by Transocean, Inc., a worldwide provider of offshore drilling services, from July 1989 until January 2005. During his tenure with Transocean, Mr. Voegele served in various executive roles including Vice President, Corporate Planning and Development from October 2002 to December 2004, Vice President, Tax from April 2001 to October 2002 and Vice President, Finance from February 1998 through April 2001. Prior to joining Transocean, Mr. Voegele was employed by Arthur Young & Co. from 1983 to 1989. Mr. Voegele has notified the Company of his intent to resign his positions with the Company to pursue another opportunity with a larger oilfield services company. In November 2005, Mr. Voegele ceased to hold the positions of Secretary and Treasurer when Mr. Baj was elected to those positions. Mr. Voegele remained with the Company as of the date we are filing this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers, and certain beneficial owners (collectively, “Section 16 Persons”) to file with the Securities and Exchange Commission and NYSE reports of beneficial ownership on Form 3 and reports of changes in ownership on Form 4 or 5. Copies of all such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for fiscal year 2005, and other information, all filing requirements for the Section 16 Persons have been complied with during or with respect to fiscal year 2005 except that two Form 3s were filed late by Thomas C. Knudson and William Hopkins, respectively, and one Form 4 was filed late by William Hopkins with respect to options for shares of Common Stock granted to him.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Integrity. The Code of Business Integrity is available on the Company’s website and in print form to any shareholder who requests a copy. In the event that we amend or waive any of the provisions of the Code of Business Integrity, we intend to disclose the amendment or waiver on the Company’s Internet website at http://www.olog.com.

Item 11.  Executive Compensation

The following table sets forth the aggregate cash and non-cash compensation paid by us and our subsidiaries for services rendered during the last three fiscal years to our Chief Executive Officer, our former Chief Executive Officer and our four other most highly compensated executive officers who were serving as such on March 31, 2005:

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
					Awards(3)
				Other		Securities
	Fiscal			Annual	Restricted	Underlying	All Other
	Year	Annual Compensation		Compen-	Stock	Options/	Compen-
Name & Principal Position	Ended	Salary ($)(6)	Bonus ($)(1)(6)	sation ($)(2)	Award(s) ($)	SARs (#)	sation ($)(4)

William E. Chiles (5)	2005	$301,042	$331,193	$—	$680,250	75,000	$39,339
President and	2004	$—	$—	$—	$—	—	$—
Chief Executive Officer	2003	$—	$—	$—	$—	—	$—
Drury A. Milke (5) (8)	2005	$250,000	$—	$—	$—	24,000	$58,499
President, Air Logistics LLC	2004	$234,000	$126,662	$—	$—	24,000	$51,380
	2003	$222,167	$100,688	$—	$—	24,000	$15,907
Richard Burman (5)	2005	$114,349	$55,269	$—	$—	24,000	$14,294
Managing Director,	2004	$—	$—	$—	$—	—	$—
Bristow Helicopters Ltd.	2003	$—	$—	$—	$—	—	$—
Bill Donaldson (5)	2005	$195,000	$119,851	$—	$—	24,000	$44,681
President, Grasso Production	2004	$188,000	$104,938	$—	$—	24,000	$42,780
Management, Inc.	2003	$178,000	$101,905	$—	$—	10,000	$7,097
H. Eddy Dupuis (5) (9)	2005	$175,000	$—	$—	$—	24,000	$42,792
Vice President and	2004	$165,000	$94,622	$—	$—	24,000	$37,849
Chief Financial Officer	2003	$143,100	$81,925	$—	$—	18,000	$16,536
George M. Small (7)	2005	$354,274	$—	$—	$—	—	$118,854
President and	2004	$290,000	$223,359	$—	$—	40,000	$83,684
Chief Executive Officer	2003	$272,500	$123,063	$—	$—	33,000	$15,891

(1)	Cash bonuses are listed in the fiscal year earned but were paid partially or entirely in the following fiscal year. Under the terms of the 1994 Long-Term Management Incentive Plan (the “1994 Plan”), certain participants may elect to receive all or a portion of their awarded bonus in the form of restricted stock. These amounts (including the 20% additional awards in restricted stock provided as a deferral incentive) are reflected in the “Restricted Stock Award(s)” column, although the restricted stock awards were not made until the following year.

(2)	The stated amounts exclude perquisites and other personal benefits because the aggregate amounts paid to or for any executive officer as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation did not exceed the lesser of $50,000 or 10% of salary and bonus for fiscal years 2005, 2004 and 2003.

(3)	Mr. Chiles was awarded 25,000 shares of restricted stock units in fiscal year 2005. We awarded no other restricted stock to these individuals for fiscal years 2005, 2004 and 2003. All options granted to Messrs. Chiles,

Milke, Donaldson, Dupuis and Small were awarded pursuant to the 1994 Plan. Options granted to Mr. Burman were awarded pursuant to the 2004 Stock Incentive Plan (“2004 Plan”).

(4)	The stated amounts for Messrs. Chiles, Milke, Dupuis and Small consist of our contributions made pursuant to our Employee Savings and Retirement Plan (the “401(k) Plan”), 65% of which was vested with respect to Mr. Chiles and 100% of which was vested with respect to Messrs. Milke, Dupuis and Small, our contributions made pursuant to the Deferred Compensation Plan (defined below) and the cost to us for premiums on life insurance policies that we maintained for certain key employees. During fiscal year 2005, our expense for the life insurance premiums were $2,480, $2,649 and $2,680 for Messrs. Milke, Dupuis and Small, respectively, and our contributions to the 401(k) Plan were $9,088; $12,420; $10,425 and $12,478 for Messrs. Chiles, Milke, Dupuis and Small, respectively. The stated amount for Mr. Donaldson consists of our contributions made pursuant to the 401(k) Plan, all of which are 100% vested and our contributions made pursuant to the Deferred Compensation Plan. The stated amount for Mr. Burman consists of our contributions made pursuant to Bristow’s defined contribution retirement plan.

(5)	For additional information regarding the compensation of these individuals, see the section below entitled “Employment, Severance and Change-of-Control Arrangements.”

(6)	Under the terms of the Company’s non-qualified deferred compensation plan for senior executives (“Deferred Compensation Plan,”) participants can elect to defer a portion of their compensation for distribution at a later date. The 2005 Salary and Bonus columns include the following amounts deferred pursuant to the Deferred Compensation Plan, respectively: William E. Chiles — $-0- and $-0-, Drury A. Milke — $68,750 and $-0-, Richard Burman — $-0- and $-0-, Bill Donaldson — $97,500 and $62,680, H. Eddy Dupuis — $14,875 and $-0- and George M. Small — $-0- and $-0-. We have general contractual obligations to pay the deferred compensation upon the participants’ termination of employment for any reason, including but not limited to death, disability or retirement.

(7)	Mr. Small entered into a Retirement Agreement with the Company dated as of April 26, 2004 (the “GMS Agreement”). Under the GMS Agreement, Mr. Small assisted in the transition to the new CEO for a period of 180 days beginning on the date the new CEO assumed office, which was July 15, 2004. During this 180 day period, we paid Mr. Small an annual rate equal to his 2004 base salary of $290,000 plus the average of his bonus for the last three fiscal years (the “Compensation Rate”). From the end of this 180 day transition period to November 29, 2009, we will pay Mr. Small an annual amount equal to 50% of the Compensation Rate.

(8)	Effective April 26, 2005, Mr. Milke’s employment was terminated by the Company. Michael R. Suldo, former general manager of Air Logistics, L.L.C., was appointed Senior Vice President, Western Hemisphere and President of Air Logistics, L.L.C., effective June 2, 2005.

(9)	Effective April 26, 2005, Mr. Dupuis resigned from the Company. Brian C. Voegele, previously employed by Transocean, Inc., was named the Company’s Chief Financial Officer, effective June 1, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows, as to the named executive officers, information about option/SAR grants during fiscal year 2005:

Individual Grants
	Number of		% of Total
	Securities		Options/SARs
	Underlying		Granted to	Exercise
	Options/SARs		Employees in	Price	Expiration	Grant Date
Name	Granted (#)(1)		Fiscal Year	($/Share)	Date	Present Value(2)

William E. Chiles	75,000	(1)	20.6%	$27.21	6/21/2014	$835,151
Drury A. Milke	24,000	(1)	6.6%	$22.81	6/3/2014	$223,852
Richard Burman	24,000	(2)	6.6%	$36.61	11/1/2014	$352,513
Bill Donaldson	24,000	(1)	6.6%	$22.81	6/3/2014	$223,852
H. Eddy Dupuis	24,000	(1)	6.6%	$22.81	6/3/2014	$223,852
George M. Small	—		—	—	—	—

(1)	These awards were made pursuant to the 1994 Plan, have a ten-year term, have an exercise price equal to the fair market value (as defined in the 1994 Plan) of the Common Stock on the grant date, and include the right of the Company to purchase all or any part of the shares of Common Stock issuable upon exercise of the options by paying to the optionee an amount, in cash or Common Stock, equal to the excess of the fair market value of our Common Stock on the effective date of such purchase over the exercise price per share. These options will vest in annual installments of one-third each beginning on the first anniversary of the grant date. Options granted under the 1994 Plan may be exercised for cash and may also be paid for by delivering to us unrestricted Common Stock already owned by the optionee or by our withholding shares otherwise issuable upon exercise of the options (or a combination thereof), as well as in such other manner as may be authorized by the committee administering the 1994 Plan (the “Committee”). Options under the 1994 Plan also grant the optionee the right, if the optionee makes payment of the exercise price by delivering shares of Common Stock held by the optionee, to purchase the number of shares of Common Stock delivered by the optionee in payment of the exercise price (a “Replacement Option”). Replacement Options are exercisable at a price equal to the fair market value of our Common Stock as of the date of the grant of the Replacement Option. The options granted under the 1994 Plan also provide for certain “cashout” rights following a Change In Control (as defined in the 1994 Plan). The options granted under the 1994 Plan also provide that, subject to certain conditions, the Committee may permit the optionee to pay all or a portion of any taxes due with respect to exercise of the options (a) by electing to have us withhold shares of Common Stock due to the optionee upon exercise of the option or (b) by delivering to us previously owned shares of Common Stock.

(2)	These awards were made pursuant to the 2004 Plan, have a ten-year term, have an exercise price equal to the fair market value (as defined in the 2004 Plan) of the Common Stock on the grant date, and include the right of the Company to purchase all or any part of the shares of Common Stock issuable upon exercise of the options by paying to the optionee an amount, in cash or Common Stock, equal to the excess of the fair market value of our Common Stock on the effective date of such purchase over the exercise price per share. These options will vest in annual installments of one-third each beginning on the first anniversary of the grant date. Options granted under the 2004 Plan may be exercised for cash and may also be paid for by delivering to us unrestricted Common Stock already owned by the optionee or by our withholding shares otherwise issuable upon exercise of the options (or a combination thereof), as well as in such other manner as may be authorized by the committee administering the 2004 Plan (the “Committee”). Options under the 2004 Plan also grant the optionee the right, if the optionee makes payment of the exercise price by delivering shares of Common Stock held by the optionee, to purchase the number of shares of Common Stock delivered by the optionee in payment of the exercise price (a “Reload Option”). Reload Options are exercisable at a price equal to the fair market value of our Common Stock as of the date of the grant of the Reload Option. The options granted under the 2004 Plan also provide for certain adjustments following a Change In Control (as defined in the 2004 Plan). The options granted under the 2004 Plan also provide that, subject to certain conditions, the Committee may permit the optionee to pay all or a portion of any taxes due with respect to exercise of the options (a) by electing to have us withhold shares of Common Stock due to the optionee upon exercise of the option or (b) by delivering to us previously owned shares of Common Stock.

(3)	The present value for these options was estimated at the date of grant, using the Black-Scholes option-pricing model. The following assumptions were used to obtain the grant-date present value for the options granted:

	June 3, 2004	June 21, 2004	November 1, 2004

Risk free interest rate	3.89%	3.91%	3.36%
Expected life (years)	5	5	5
Volatility	39.93%	39.93%	40.07%
Dividend yield	—	—	—

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

The following table shows, as to the named executive officers, the aggregate option exercises during fiscal year 2005 and the values of unexercised options as of March 31, 2005:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired	Value	Options/SARs at FY End		Options/SARs at FY End(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

William E. Chiles	—	$—	—	75,000	$—	$458,250
Drury A. Milke	79,000	$1,143,045	—	48,000	$—	$569,520
Richard Burman	—	$—	—	24,000	$—	$—
Bill Donaldson	33,833	$299,982	3,333	43,334	$51,067	$498,037
H. Eddy Dupuis	32,700	$578,298	26,800	46,000	$362,664	$538,880
George M. Small	148,000	$1,491,166	—	—	$—	$—

(1)	The dollar amounts shown in this column represent the aggregate excess of the market value of the shares underlying the unexercised in-the-money options as of March 31, 2005, over the aggregate exercise price of the options.

COMPENSATION OF DIRECTORS

For the period April 1, 2004 to September 8, 2004, each non-employee member of the Board of Directors received $5,500 per quarter. Non-employee directors also received $1,100 for each meeting attended, including committee meetings. Each committee chairman received $2,500 (in lieu of the $1,100 per meeting fee) for each committee meeting chaired. Effective September 9, 2004, we increased the amounts we compensate our non-employee directors for their services. Each non-employee member of the Board of Directors (other than Mr. Jones) received $7,500 per quarter and $1,500 for each meeting attended, including committee meetings. The Audit Committee chairman received $5,000 for each committee meeting chaired. Each other committee chairman (other than Mr. Jones) received $2,500 (in lieu of the $1,500 per meeting fee) for each committee meeting chaired. In addition, pursuant to the 2003 Nonqualified Stock Option Plan for Non-employee Directors, on September 9, 2004 each Non-employee Director (as defined in the plan) received options to purchase 5,000 shares of the Company’s Common Stock, at an exercise price equal to its then fair market value.

The 2003 Nonqualified Stock Option Plan for Non-employee Directors (the “2003 Plan”) provides for the granting to directors who are not employees of the Company (the “Non-employee Directors”) of nonqualified options to purchase Common Stock. The 2003 Plan is administered by the Board of Directors. A total of 160,000 shares of Common Stock have been reserved at March 31, 2005 for issuance upon the exercise of options under the 2003 Plan, subject to adjustment in the event of stock splits, stock dividends and similar changes in the Company’s Common Stock.

As of the date of the Company’s Annual Meeting of Stockholders in each year that the 2003 Plan is in effect beginning with the Annual Meeting held on September 15, 2003, each Non-employee Director who is elected or re-elected, or otherwise continues as a director of the Company following such Annual Meeting, will be granted an option to purchase 5,000 shares of Common Stock. However, no such options shall be granted to any Non-employee Director who during the preceding 12 months missed 50% or more of the meetings of the Board of Directors and committees on which he served.

The option price per share for each option granted under the 2003 Plan is the fair market value of the Common Stock on the date of grant. Under the 2003 Plan, options are not exercisable until six months after the date of the grant. The 2003 Plan terminates on, and no options shall be issued after, the date of the Annual Meeting of Stockholders in 2012 and any options outstanding on that date will remain outstanding until they have either expired or been exercised.

Effective October 1, 2001, Mr. Jones ceased receiving quarterly and per meeting director fees. Instead, his director’s fees are set at $12,000 per month. On February 11, 2002, he received options to purchase 50,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value on the date of grant with an expiration date of February 11, 2012, and subsequently elected to forego the September 16, 2002 annual grant under the 1991 Nonqualified Stock Option Plan for Non-employee Directors (the “1991 Plan”).

EMPLOYMENT, SEVERANCE AND CHANGE-OF-CONTROL ARRANGEMENTS

We have entered into change of control agreements (the “Change of Control Agreements”) with certain of our executive officers. The Change of Control Agreements for each executive officer provide for continued employment for a three-year period following a Change of Control, as defined (the “Employment Term”). Should the officer’s employment be terminated during the Employment Term for any reason other than death, disability or “Cause”, as defined, or should the officer terminate his employment for “Good Reason”, as defined, the officer will become entitled to certain benefits. The benefits include a lump sum payment equal to three times the sum of the officer’s Annual Base Salary, as defined, and Highest Annual Bonus, as defined. Also, the officer will be entitled to continued welfare benefits under various Company plans and programs for a minimum of thirty-six months following the “Date of Termination”, as defined, as well as outplacement services and other benefits. In the event that any payments by the Company to or for the benefit of the officer (a “Payment”) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (“Excise Tax”), then the officer will be entitled to an additional payment (“Gross-Up Payment”) in an amount such that, after payment by such officer of all taxes imposed on the Gross-Up Payment, the officer retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. The Change of Control Agreements also provide that no award granted under the 1994 Plan or pursuant to any other plan or arrangements maintained by the Company will be reduced as a result of being potentially non-deductible under Section 280G of the Internal Revenue Code.

Under the terms of the 1994 Plan and the 2004 Plan, if a change in control (as defined in the Plans) occurs, all outstanding options and SARs held by the employee participant become immediately exercisable; the restrictions and deferral limitations (if any) applicable to any then outstanding shares of Restricted Stock, Restricted Stock Units, Deferred Stock or other stock based awards made pursuant to the 1994 Plan and the 2004 Plan (if any) become free of all restrictions, fully vested and transferable to the full extent of the award. Also, under the 1994 Plan, for a 60-day period following a change in control (as defined in the 1994 Plan), unless the Committee that administers the 1994 Plan determines otherwise at the time of the award the participant has the right to elect to surrender to the Company all or part of the stock options in exchange for a cash payment equal to the spread between the change in control price (as defined in the 1994 Plan) and the option exercise price. Likewise, the Committee that administers the 2004 Plan, may in its discretion make certain equitable adjustments following a change in control, including the cancellation of stock options in exchange for a cash payment equal to the excess, if any, of the consideration being paid for each underlying share of Common Stock pursuant to the change in control transaction over the exercise price of the option.

In connection with Mr. Chiles joining the Company, he and the Company entered into an Employment Agreement that became effective June 21, 2004. The agreement initially has a term of 3 years, and, upon each anniversary, this term will be automatically extended by successive one year periods unless either party thereto gives appropriate notice. Under the agreement, Mr. Chiles serves as President and Chief Executive Officer of the Company and reports to the Board of Directors. The Company will pay Mr. Chiles a base salary of $425,000 and he will be eligible for a cash bonus, if he and the Company meet certain performance targets, of up to 150% of his base salary. The Company will also credit an annual amount equal to 20% of Mr. Chiles’ annual salary and bonus to Mr. Chiles pursuant to the Deferred Compensation Plan. Upon signing the agreement, Mr. Chiles received options to purchase 75,000 shares of our Common Stock with an exercise price equal to the Common Stock’s closing price on the date of the grant. In addition, he received 25,000 Performance Accelerated Restricted Stock Units. The Company will provide Mr. Chiles a ten-year term life insurance policy in the amount of $3 million payable to his designated beneficiaries. If Mr. Chiles’ employment is terminated by the Company without Cause or by him for Good Reason (as those terms are defined in the agreement), he will be entitled to a lump sum cash payment calculated pursuant to a formula set forth therein, along with other benefits. The agreement also contains confidentiality, non-competition, employee non-solicitation and other provisions. Mr. Chiles and the Company also entered into a Change of Control Agreement substantially similar to those described above.

Mr. Small entered into a Retirement Agreement with the Company dated as of April 26, 2004 (the “GMS Agreement”). Under the GMS Agreement, Mr. Small assisted in the transition to the new CEO for a period of 180 days beginning on the date the new CEO assumed office, which was July 15, 2004. During this 180 day period, we paid Mr. Small an annual rate equal to his 2004 base salary of $290,000 plus the average of his bonus for the last three fiscal years (the “Compensation Rate”). From the end of this 180 day transition period to November 20, 2009, we will pay Mr. Small an annual amount equal to 50% of the Compensation Rate. The GMS Agreement also contains confidentiality, non-competition, employee non-solicitation and other provisions.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Introduction

This Compensation Committee report summarizes the major responsibilities of the Committee, the compensation philosophy which underlies specific decisions regarding compensation, each component of the program, and the basis on which the compensation for the CEO, corporate officers, and subsidiary presidents, and other key employees was determined for the fiscal year ended March 31, 2005.

During the fiscal year ended March 31, 2005, each member of the Committee satisfied the independence requirements of the New York Stock Exchange. Each member of the Committee also met the definitions of “non-employee director” under Rule 16b-3 of the Securities and Exchange Act of 1934 and “outside director” under Section 162(m) of the Internal Revenue Code of 1986 (as amended). The Committee was comprised of Mr. Robert Waldrup (Chairman), Mr. Pierre Jungels, and Mr. Thomas Knudson. The Committee met five times during fiscal year 2005.

The Company periodically undertakes a comprehensive review and evaluation of the total compensation program for corporate officers, subsidiary presidents, and other key employees. These evaluations, which are completed with the assistance of outside consultants retained by the Committee, evaluate the overall pay philosophy of the Company, the market competitiveness of key employee and director compensation, the design and structure of the annual and longer-term incentive plans, and the Committee’s level of compliance with compensation and governance provisions of the Sarbanes-Oxley Act of 2002, the rules of the Securities and Exchange Commission and other regulatory proposed governance standards.

Annually the Committee, with the assistance of its advisors, evaluates the effectiveness of the overall program and compares the compensation levels of its executives and the performance of the Company to the compensation received by executives and the performance of similar oilfield services companies. The primary market comparisons include a peer company group of companies similar in size and industry segment, and the broad oilfield services industry, adjusted for size and job responsibilities. The peer group includes substantially all the companies used in the Relative Market Performance graph presented elsewhere in this Annual Report and is representative of the market in which the Company competes for executive talent. These data sources provide a consistent and stable market reference from year to year.

Compensation Philosophy

The overall mission of the Company is to enhance long-term stockholder value by being the best oilfield services company providing aviation transportation and related services. Specifically, the Company strives to have:

• the highest level of customer satisfaction,

• the highest emphasis on safety,

• profitable operations, and

• growth within defined markets.

The executive compensation program for executives is designed to support and reinforce the mission of the Company and lead to the consistent enhancement of stockholder value.

The program targets total compensation that is consistent with the market median when individual and organizational performance objectives are achieved and provides the opportunity to earn above average compensation when performance exceeds expectations. To achieve this objective the program has a significant “at-risk” component in the form of variable annual and long-term incentives. The program also seeks to balance “fixed” (salary and benefits) and “variable” (annual and long-term incentives).

Variable incentives, both annual and longer-term, are important components of the program and are used to align actual pay levels with performance results. Long-term incentives are designed to create a strong emphasis on enhancing total stockholder value over the longer-term and align the interests of management with those of stockholders through share ownership. Annual incentives reward participants based on corporate, business unit and individual results. When annual and long-term results are above average, total compensation will be above average.

The Compensation Committee also considers the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (Section 162(m)). Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the other senior executive officers, other than compensation that is performance-based under a plan that is approved by the shareholders of the corporation and that meets certain technical requirements. Based on these requirements, the Compensation Committee has determined that Section 162(m) will not prevent the Company from receiving a tax deduction for any of the compensation paid to executive officers.

Severance Compensation Paid to our Former President and Chief Executive Officer, George M. Small

Mr. Small entered into a Retirement Agreement with the Company dated as of April 26, 2004 (the “GMS Agreement”). Under the GMS Agreement, Mr. Small assisted in the transition to the new CEO for a period of 180 days beginning on the date the new CEO assumed office, which was July 15, 2004. During this 180 day period, we paid Mr. Small an annual rate equal to his 2004 base salary of $290,000 plus the average of his bonus for the last three fiscal years (the “Compensation Rate”). From the end of this 180 day transition period to November 20, 2009, under the GMS Agreement, Mr. Small is to be paid an annual amount equal to 50% of the Compensation Rate. The GMS Agreement also contains confidentiality, non-competition, employee non-solicitation and other provisions.

Program Components

  Base Salary

The base salary program targets the median of comparable industry competitors. The performance of each executive is reviewed annually. Salary adjustments are based on the individual’s experience and background, the general movement of salaries in the marketplace, and the Company’s financial position. Due to these factors, an executive’s base salary may be above or below the market median at any point in time. The base salaries of the corporate officers and key executives are generally consistent with the market median.

  Annual Incentive Compensation

The Committee administers the Executive Bonus Plan for key corporate and subsidiary managers. For fiscal year 2005, incentive awards were determined based on corporate, subsidiary and individual performance. Corporate and subsidiary performance measures were based on pre-determined financial performance goals to determine the incentive award for each factor. An individual award component was based on the performance evaluation or other individual objectives for each executive. For fiscal year 2006, all participants will be judged on the Company’s safety record, as well as individual performance, corporate earnings per share, corporate EBITDA, corporate return on capital, and profitability and revenue growth at the business unit level.

  Long-Term Incentives

The goal of the Company’s long-term incentive program is to directly link a significant portion of the executive’s compensation to the enhancement of stockholder value over the longer-term.

The Company generally makes stock option awards on an annual basis, with corporate and subsidiary officers and key managers eligible for such awards. Option awards are made at fair market value, have a term of 10 years, and vest over three years.

In the future, the Company expects to combine options with performance restricted stock unit awards that vest over three years and are based on total shareholder return, which is intended to further align stockholder and executive interests.

  Compensation of the Chief Executive Officer

William Chiles has served as Chief Executive Officer since July 2004 pursuant to an Employment Agreement with the Company dated June 21, 2004. In his capacity as CEO, Mr. Chiles has been responsible for working with the Board to develop and execute the Company’s strategic business plan and oversee day-to-day operations of the Company. Mr. Chiles’ performance has been evaluated by the Chairman of the Board and the Committee.

During fiscal year 2005, Mr. Chiles’ base salary was $425,000, and he had a target annual incentive compensation opportunity of 75% of base salary. The actual incentive award may vary from 0%-150% of base salary depending on the performance of the Company and Mr. Chiles’ individual contributions. For the fiscal year ending March 31, 2005, Mr. Chiles received an incentive award of $331,193, which was approximately 110% of Mr. Chiles’ base salary received for the year. In determining to grant the maximum amount, the Committee focused on Mr. Chiles’ leadership skills during a difficult period for the Company. Seventy percent of the potential award was based on performance results of the Company and thirty percent on the formal appraisal of his performance in leading the organization. During the fiscal year Mr. Chiles also received an award of 75,000 non-qualified stock options, whose option price was the “fair market value” on the date of grant. Additionally, Mr. Chiles received 25,000 Performance Restricted Stock Units. The annual incentive compensation, stock option awards and Restricted Stock Unit awards provide a significant “at-risk” component to Mr. Chiles’ total compensation opportunity and creates a strong “pay-performance” linkage.

Compensation Committee

Robert W. Waldrup, Chairman
Pierre H. Jungels, CBE
Thomas C. Knudson

STOCK PERFORMANCE GRAPH

The following performance graph compares the yearly cumulative return on the Company’s Common Stock to the Standard & Poor’s 500 Stock Index (“S&P 500”) and a peer group index of companies selected by the Company, over a five fiscal year period ending on March 31, 2005. The peer group companies are Oceaneering International, Inc.; Petroleum Helicopters, Inc.; Tidewater, Inc.; Rowan Companies, Inc.; McDermott International, Inc., and GulfMark Offshore, Inc. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment in the Company’s Common Stock and each index to have been $100 at March 31, 2000.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG OFFSHORE LOGISTICS, INC., THE S&P 500 INDEX AND A PEER GROUP

	Cumulative Total Return
	3/00	3/01	3/02	3/03	3/04	3/05
OFFSHORE LOGISTICS, INC	100.00	178.83	155.32	130.09	166.13	240.14
S & P 500	100.00	78.32	78.51	59.07	79.82	85.16
PEER GROUP	100.00	117.45	115.02	78.87	91.77	136.72

*	$100 invested on 3/31/00 in stock or index — including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2002. Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to Be	Exercise Price of	Future Issuance under
	Issued upon Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in column (a)

Equity Compensation plans approved by security holders(1)	831,513	$22.59	1,104,000
Equity Compensation plans not approved by security holders	N/A	N/A	N/A

Total	831,513	$22.59	1,104,000

(1)	These figures include options outstanding under the 1991 Plan, the 1994 Plan, the 2003 Plan and the 2004 Plan. The amounts for the 1991 Plan alone are: column (a) 68,000, column (b) $15.85, column (c) —. The amounts for the 1994 Plan alone are: column (a) 627,513, column (b) $21.76, column (c) —. The amounts for the 2003 Plan alone are: column (a) 80,000, column (b) $26.99, column (c) 160,000. The amounts for the 2004 Plan alone are: column (a) 56,000, column (b) $33.73, column (c) 944,000.

HOLDINGS OF PRINCIPAL STOCKHOLDERS

The following table shows as of December 9, 2005, certain information with respect to beneficial ownership of our Common Stock by any person known by us to be the beneficial owner of more than five percent of any class of our voting securities:

	Amount
	Beneficially		Title	Percent
Name and Address of Beneficial Owner	Owned		of Class	of Class(1)

Caledonia Investments plc Cayzer House, 30 Buckingham Gate London, England SW1 E6NN	1,300,000	(2)	Common	5.6%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,796,686	(3)	Common	7.7%
Franklin Resources, Inc. One Parker Plaza, 9th Floor Fort Lee, NJ 07024	1,221,550	(4)	Common	5.2%
FMR Corp. 82 Devonshire Street Boston, MA 02109	2,903,300	(5)	Common	12.4%

(1)	Percentage of the Common Stock of the Company outstanding as of December 9, 2005.

(2)	According to a Schedule 13D/A filed on July 29, 2003 by (i) Caledonia Investments plc (“Caledonia”) as the direct beneficial owner of 1,300,000 of such shares of Common Stock; and (ii) The Cayzer Trust Company Limited (“Cayzer Trust”) as an indirect beneficial owner given its direct holdings of the securities of Caledonia. Caledonia and Cayzer Trust have shared voting and dispositive power over the 1,300,000 shares of Common Stock.

(3)	According to a Schedule 13G/A filed on February 9, 2005 with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc. has sole voting and dispositive power with respect to and beneficially owns 1,796,686 of such shares of Common Stock.

(4)	According to a Schedule 13G filed on February 11, 2005 with the Securities and Exchange Commission, the securities are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the “Adviser Subsidiaries”) of Franklin Resources, Inc. (“FRI”). Such advisory contracts grant to such Adviser Subsidiaries all investment and/or voting power over the securities owned by such advisory clients. Franklin Advisory Services, LLC, has sole voting power with respect to 1,202,200 shares of Common Stock and sole dispositive power with respect to 1,205,600 shares of Common Stock. Fiduciary Trust Company International has sole voting and dispositive power with respect to 15,950 shares of Common Stock.

(5)	According to Schedule 13G/A filed on February 14, 2005 with the Securities and Exchange Commission, FMR Corp. has sole voting power with respect to 515,900 of such shares of Common Stock, sole dispositive power with respect to 2,903,000 of such shares of Common Stock, and beneficially owns 2,903,000 of such shares of Common Stock.

HOLDINGS OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

The following table shows as of December 9, 2005, certain information with respect to beneficial ownership of our Common Stock by (i) each director or nominee, (ii) each of the executive officers named in the Summary Compensation Table above, and (iii) all of our directors, nominees and executive officers as a group:

	Amount
	Beneficially		Title	Percent
Name of Beneficial Owner	Owned(1)		of Class	of Class(2)

Thomas N. Amonett	0		Common	*
Peter N. Buckley	1,322,000	(3)	Common	5.7%
Richard Burman	8,000		Common	*
Stephen J. Cannon	5,000		Common	*
Jonathan H. Cartwright	1,322,000	(3)	Common	5.7%
William E. Chiles	25,000		Common	*
Bill Donaldson	19,333		Common	*
H. Eddy Dupuis(4)	0		Common	*
Michael A. Flick	0		Common	*
David M. Johnson	50,000		Common	*
Kenneth M. Jones	50,600		Common	*
Pierre H. Jungels	12,000		Common	*
Thomas C. Knudson	5,000		Common	*
Drury A. Milke(5)	415		Common	*
George M. Small(6)	515		Common	*
Ken C. Tamblyn	13,000		Common	*
Robert W. Waldrup	29,000		Common	*
All Directors, Nominees and Executive Officers as a Group (21 persons)(3) (7)	1,618,001		Common	6.9%

*	Less than 1%.

(1)	Based on information as of December 9, 2005, supplied by directors, nominees and executive officers. Unless otherwise indicated, all shares are held by the named individuals with sole voting and investment power. Stock ownership described in the table includes for each of the following directors or executive officers options to purchase within 60 days after September 20, 2005, the number of shares of Common Stock indicated after such director’s or executive officer’s name: Peter N. Buckley — 22,000 shares; Richard Burman — 8,000 shares; Stephen J. Cannon — 5,000 shares; Jonathan H. Cartwright — 22,000 shares; William E. Chiles — 25,000 shares; Bill Donaldson — 19,333 shares; David M. Johnson — 38,000 shares; Kenneth M. Jones — 48,000 shares; Pierre H. Jungels — 12,000 shares; Thomas C. Knudson — 5,000 shares; Ken C. Tamblyn — 12,000 shares; and Robert W. Waldrup — 14,000 shares and the following number of shares of Common Stock which were vested at June 30, 2005, under the Company’s Employee Savings and Retirement

Plan (the “401(k) Plan”), based on the 401(k) Plan statement dated June 30, 2005: George M. Small — 515 shares. Shares held in the 40l(k) Plan are voted by the trustee.

(2)	Percentages of our Common Stock outstanding as of December 9, 2005.

(3)	Because of the relationship of Messrs. Buckley and Cartwright to Caledonia, Messrs. Buckley and Cartwright may be deemed indirect beneficial owners of our securities owned by Caledonia (see “Holdings of Principal Stockholders”). Pursuant to Rule 16a-1(a)(3), both Mr. Buckley and Mr. Cartwright are reporting indirect beneficial ownership of the entire amount of our securities owned by Caledonia. Messrs. Buckley and Cartwright disclaim beneficial ownership of the securities owned by Caledonia.

(4)	Effective April 26, 2005, Mr. Dupuis resigned from the Company.

(5)	Effective April 26, 2005, Mr. Milke’s employment was terminated by the Company.

(6)	Mr. Small retired from the Company effective July 15, 2005.

(7)	Including 275,331 shares, which may be acquired within 60 days of December 9, 2005 upon exercise of options.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.  Principal Accounting Fees and Services

ACCOUNTING FEES AND SERVICES

Set forth below are the fees paid by the Company to its independent auditor, KPMG, for the fiscal years indicated.

	2005	2004

Audit—
Audit Fees	$633,357	$676,360
Audit-Related Fees	1,266,775	—
Tax Fees	32,990	93,448
All Other Fees	—	—

Audit-Related Fees — 2005 audit fees include (i) Sarbanes-Oxley Section 404 Certification — $518,036 and (ii) forensic services — $748,739.

Tax Fees — comprise fees for tax compliance, tax advice and tax planning services rendered by the Company’s independent accountants.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Our Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, our independent accounting firm. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by KPMG during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Our Audit Committee policy requires prior Audit Committee approval of all services performed by our independent accounting firm, regardless of the scope of such services. The Audit Committee has delegated this prior approval authority to its Chairman for all non-audit services undertaken in the ordinary course. Any services approved by the Audit Committee Chairman pursuant to this delegated authority must be reported to the full Audit Committee at its next regularly scheduled meeting.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements —
Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Income for fiscal years 2005, 2004 and 2003.
Consolidated Balance Sheet — As of March 31, 2005 and 2004.
Consolidated Statement of Cash Flows for fiscal years 2005, 2004 and 2003.
Consolidated Statement of Stockholders’ Investment for fiscal years 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a)(3)

Incorporated
by Reference
to
Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

(3)	Articles of Incorporation and By-laws
	(1)	Delaware Certificate of Incorporation	0-5232	10-K	June 1989	3(10)
	(2)	Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1989	3(11)
	(3)	Certificate of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(3)
	(4)	Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)
	(5)	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	0-5232	10-K	June 1990	3(5)
	(6)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	0-5232	8-K	Dec. 1992	3
	(7)	Rights Agreement and Form of Rights Certificate	0-5232	8-A	Feb. 1996	4
	(8)	Amended and Restated By-laws	0-5232	8-K	Feb. 1996	3(7)
	(9)	Certificate of Designation of Series A Junior Participating Preferred Stock	0-5232	10-K	June 1996	3(9)
	(10)	First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(11)	Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
(4)	Instruments defining the rights of security holders, including indentures
	(1)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	Dec. 1996	4(3)

			Incorporated
			by Reference
			to
			Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

	(2)	Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1
	(3)	Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4)	Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3
	(5)	Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
	(6)	Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1
(10)	Material Contracts
	(1)	Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	Dec. 1986	10(ww)
	(2)	Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	Dec. 1986	10(xx)
	(3)	Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	Aug. 1994	2(1)
	(4)	Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	Aug. 1994	2(2)
	(5)	Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	Aug. 1994	2(3)
	(6)	Proposed Form of Joint Venture Agreement	33-79968	S-4	Aug. 1994	2(4)
	(7)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan*	33-87450	S-8	Dec. 1994	84
	(8)	Offshore Logistics, Inc. Annual Incentive Compensation Plan*	0-5232	10-K	June 1995	10(20)

Incorporated
by Reference
to
Registration
		or File	Form or		Exhibit
Exhibits		Number	Report	Date	Number

(9)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
(10)	Master Agreement dated December 12, 1996	0-5232	8-K	Dec. 1996	2(1)
(11)	Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2
(12)	Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions.*	0-5232	10-Q	Sept. 1997	10(1)
(13)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended*	0-5232	10-K	March 1999	10(15)
(14)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)
(15)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	Aug. 1992	4.1
(16)	Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)
(17)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
(18)	Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*	001-31617	10-K	March 2003	10(16)
(19)	Offshore Logistics, Inc. Deferred Compensation Plan*	001-31617	10-K	March 2004	10(18)
(20)	Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors*	33-115473	S-8	May 13, 2004	4(12)
(21)	Agreement with Keith Chanter dated January 13, 2004*	001-31617	10-K	March 2004	10(20)
(22)	Retirement Agreement with George Small dated April 26, 2004*	001-31617	10-Q	June 2004	10(1)
(23)	Employment Agreement with William E. Chiles dated June 21, 2004*	001-31617	10-Q	June 2004	10(2)

Incorporated
by Reference
to
Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

	(24)	Change of Control Employment Agreement with William E. Chiles dated June 21, 2004	001-31617	10-Q	June 2004	10(3)
	(25)	Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	Sept. 2004	10(1)
	(26)	Separation Agreement between Bristow Aviation Holdings, Ltd. and Keith Chanter dated September 1, 2004	001-31617	8-K	Sept. 2004	10(1)
	(27)	Employment Agreement with Richard Burman dated October 15, 2004*†
	(28)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.*†
(21)†	Subsidiaries of the Registrant
(23)†	Consent of Independent Registered Public Accounting Firm
(31.1)†	Certification by President and Chief Executive Officer
(31.2)†	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory Plan or Arrangement

†	Furnished herewith

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

OFFSHORE LOGISTICS, INC.

By:	/s/ Brian C. Voegele
Brian C. Voegele
Senior Vice President and
Chief Financial Officer

December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian C. Voegele Brian C. Voegele	Senior Vice President and Chief Financial Officer	December 14, 2005

/s/ Peter N. Buckley Peter N. Buckley	Director	December 14, 2005

/s/ Jonathan H. Cartwright Jonathan H. Cartwright	Director	December 14, 2005

/s/ Stephen J. Cannon Stephen J. Cannon	Director	December 14, 2005

/s/ David M. Johnson David M. Johnson	Director	December 14, 2005

/s/ Kenneth M. Jones Kenneth M. Jones	Chairman of the Board and Director	December 14, 2005

/s/ Dr. Pierre Henri Jungels Dr. Pierre Henri Jungels	Director	December 14, 2005

/s/ Thomas C. Knudson Thomas C. Knudson	Director	December 14, 2005

/s/ William E. Chiles William E. Chiles	President, Chief Executive Officer and Director	December 14, 2005

/s/ Ken C. Tamblyn Ken C. Tamblyn	Director	December 14, 2005

/s/ Robert W. Waldrup Robert W. Waldrup	Director	December 14, 2005

EXHIBIT INDEX

			Incorporated
			by Reference
			to
			Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

(3)	Articles of Incorporation and By-laws
	(1)	Delaware Certificate of Incorporation	0-5232	10-K	June 1989	3(10)
	(2)	Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1989	3(11)
	(3)	Certificate of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(3)
	(4)	Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)
	(5)	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	0-5232	10-K	June 1990	3(5)
	(6)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	0-5232	8-K	Dec. 1992	3
	(7)	Rights Agreement and Form of Rights Certificate	0-5232	8-A	Feb. 1996	4
	(8)	Amended and Restated By-laws	0-5232	8-K	Feb. 1996	3(7)
	(9)	Certificate of Designation of Series A Junior Participating Preferred Stock	0-5232	10-K	June 1996	3(9)
	(10)	First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(11)	Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
(4)	Instruments defining the rights of security holders, including indentures
	(1)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	Dec. 1996	4(3)
	(2)	Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1
	(3)	Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2

Incorporated
by Reference
to
Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

	(4)	Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3
	(5)	Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
	(6)	Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1
(10)	Material Contracts
	(1)	Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	Dec. 1986	10(ww)
	(2)	Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	Dec. 1986	10(xx)
	(3)	Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	Aug. 1994	2(1)
	(4)	Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	Aug. 1994	2(2)
	(5)	Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	Aug. 1994	2(3)
	(6)	Proposed Form of Joint Venture Agreement	33-79968	S-4	Aug. 1994	2(4)
	(7)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan*	33-87450	S-8	Dec. 1994	84
	(8)	Offshore Logistics, Inc. Annual Incentive Compensation Plan*	0-5232	10-K	June 1995	10(20)
	(9)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(10)	Master Agreement dated December 12, 1996	0-5232	8-K	Dec. 1996	2(1)
	(11)	Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2

Incorporated
by Reference
to
Registration
		or File	Form or		Exhibit
Exhibits		Number	Report	Date	Number

(12)	Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions.*	0-5232	10-Q	Sept. 1997	10(1)
(13)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended*	0-5232	10-K	March 1999	10(15)
(14)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)
(15)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	Aug. 1992	4.1
(16)	Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)
(17)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
(18)	Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*	001-31617	10-K	March 2003	10(16)
(19)	Offshore Logistics, Inc. Deferred Compensation Plan*	001-31617	10-K	March 2004	10(18)
(20)	Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors*	33-115473	S-8	May 13, 2004	4(12)
(21)	Agreement with Keith Chanter dated January 13, 2004*	001-31617	10-K	March 2004	10(20)
(22)	Retirement Agreement with George Small dated April 26, 2004*	001-31617	10-Q	June 2004	10(1)
(23)	Employment Agreement with William E. Chiles dated June 21, 2004*	001-31617	10-Q	June 2004	10(2)
(24)	Change of Control Employment Agreement with William E. Chiles dated June 21, 2004	001-31617	10-Q	June 2004	10(3)
(25)	Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	Sept. 2004	10(1)
(26)	Separation Agreement between Bristow Aviation Holdings, Ltd. and Keith Chanter dated September 1, 2004	001-31617	8-K	Sept. 2004	10(1)

Incorporated
by Reference
to
Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

	(27)	Employment Agreement with Richard Burman dated October 15, 2004*†
	(28)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.*†
(21)†	Subsidiaries of the Registrant
(23)†	Consent of Independent Registered Public Accounting Firm
(31.1)†	Certification by President and Chief Executive Officer
(31.2)†	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory Plan or Arrangement

†	Furnished herewith

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.