Form 10-Q
period 2005-06-30
OFFSHORE LOGISTICS INC
filed 2006-01-12
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
N/A

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of December 15, 2005.
23,344,508 shares of Common Stock, $.01 par value

OFFSHORE LOGISTICS, INC.
INDEX — FORM 10-Q

		Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45

PART II
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 6.	Exhibits	48

Signatures		50
Delaware Certificate of Incorporation
Certificate of Amendment of Certificate of Incorporation
Certificate of Amendment of Certificate of Incorporation
Amended and Restated By-laws
Certificate of Designation of Series A Junior Participating Preferred Stock
New Helicopter Sales Agreement
Amendment #1 to Sikorsky Agreement
Amendment #2 to Sikorsky Agreement
Amendment #3 to Sikorsky Agreement
Amendment #4 to Sikorsky Agreement
Amendment #5 to Sikorsky Agreement
Amendment #6 to Sikorsky Agreement
Amendment #7 to Sikorsky Agreement
Amendment #8 to Sikorsky Agreement
Amendment #9 to Sikorsky Agreement
Letter from KPMG LLP
Rule 13a-14(a) Certification of CEO, President and CFO
Section 1350 Certification of CEO, President and CFO

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
	(Unaudited)
	(In thousands, except per
	share amounts)
Operating revenues	$180,937	$160,401
Operating expenses:
Direct costs	141,214	121,877
Depreciation and amortization	10,307	10,450
General and administrative	14,963	11,321
Gain on disposal of assets	(592)	(2,598)

	165,892	141,050

Operating income	15,045	19,351
Earnings from unconsolidated affiliates, net of losses	46	1,520
Interest income	1,032	436
Interest expense	(3,708)	(3,929)
Other income, net	2,783	88

Income before provision for income taxes and minority interest	15,198	17,466
Provision for income taxes	3,176	5,790
Minority interest	(50)	(89)

Net income	$11,972	$11,587

Net income per common share:
Basic	$0.51	$0.51

Diluted	$0.51	$0.51

The accompanying notes are an integral part of these financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2005	2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106,222	$146,440
Accounts receivable	155,239	133,839
Inventories	144,651	140,706
Prepaid expenses and other	9,983	11,459

Total current assets	416,095	432,444
Investments in unconsolidated affiliates	35,982	37,176
Property and equipment — at cost:
Land and buildings	33,948	32,543
Aircraft and equipment	834,410	827,031

	868,358	859,574
Less: accumulated depreciation and amortization	(253,392)	(250,512)

	614,966	609,062
Goodwill	26,797	26,809
Other assets	42,629	44,085

	$1,136,469	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$38,364	$35,640
Accrued liabilities	98,012	101,904
Deferred taxes	16,145	17,740
Current maturities of long-term debt	6,476	6,413

Total current liabilities	158,997	161,697
Long-term debt, less current maturities	255,008	255,667
Other liabilities and deferred credits	156,767	164,728
Deferred taxes	69,639	69,977
Minority interest	4,281	4,514
Commitments and contingencies (Note E)
Stockholders’ investment:
Common Stock, $.01 par value, authorized 35,000,000 shares; outstanding 23,341,508 shares and 23,314,708 shares at June 30 and March 31, respectively (exclusive of 1,281,050 treasury shares)	233	233
Additional paid-in capital	157,744	157,100
Retained earnings	401,687	389,715
Accumulated other comprehensive loss	(67,887)	(54,055)

	491,777	492,993

	$1,136,469	$1,149,576

The accompanying notes are an integral part of these financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$11,972	$11,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,307	10,450
Increase (decrease) in deferred taxes	(737)	2,358
Gain on asset dispositions	(592)	(2,598)
Equity in earnings from unconsolidated affiliates (over) under dividends received	(46)	10,907
Minority interest in earnings	50	89
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(27,430)	(4,261)
Inventories	(7,144)	(2,388)
Prepaid expenses and other	736	(2,339)
Accounts payable	3,522	7,118
Accrued liabilities	(567)	(6,587)
Other liabilities and deferred credits	154	501

Net cash provided by (used in) operating activities	(9,775)	24,837

Cash flows from investing activities:
Capital expenditures	(30,130)	(14,978)
Proceeds from asset dispositions	2,394	12,757

Net cash used in investing activities	(27,736)	(2,221)

Cash flows from financing activities:
Repayment of debt	(798)	(249)
Repurchase of shares from minority interests	—	(7,389)
Partial prepayment of put/call obligation	(34)	—
Issuance of common stock	530	3,285

Net cash used in financing activities	(302)	(4,353)

Effect of exchange rate changes on cash and cash equivalents	(2,405)	(325)

Net increase (decrease) in cash and cash equivalents	(40,218)	17,938
Cash and cash equivalents at beginning of period	146,440	85,679

Cash and cash equivalents at end of period	$106,222	$103,617

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$6,943	$7,184
Income taxes	$1,711	$9,807
Supplemental disclosure of non-cash investing activities:
Nonmonetary exchange of assets	$—	$5,876
The accompanying notes are an integral part of these financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
NOTE A — BASIS OF PRESENTATION AND CONSOLIDATION
      The information contained in the following condensed notes to consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (“Annual Report”). Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
      The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2005, the consolidated results of operations for the three months ended June 30, 2005 and 2004, and the consolidated condensed cash flows for the three months ended June 30, 2005 and 2004.

Restatement of Previously Reported Amounts
      As a result of the Internal Review findings discussed further in Note E, the Company restated its historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. For further information regarding the Internal Review and related matters, including the Company’s restatement of its historical financial statements, refer to the Annual Report. The restated condensed consolidated statements of income included in this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2005 (“Quarterly Report”) reflect reductions in operating income of $0.9 million for the three months ended June 30, 2004 in connection with this matter. As of June 30, 2005, accrued liabilities includes $16.7 million related to this matter. At this time, the Company cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the related Securities and Exchange Commission (“SEC”) investigation; however, such payments, fines and/or penalties could have a material adverse effect on the Company’s business, financial condition and results of operations.
      The Company’s management has separately determined that the Company was not reporting reimbursements received from its customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). The Company’s customers reimburse it for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, the Company’s management has determined that the Company did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and the Company did not properly record expenses related to payroll taxes incurred by one of the Company’s foreign subsidiaries. In accordance with GAAP, the Company has restated its historical financial statements for the three months ended June 30, 2004 to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and the Company increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $13.0 million for the three months ended June 30, 2004, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.2 million for the three months ended June 30, 2004.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      The impact of these adjustments on the condensed consolidated statements of income and cash flows is reflected in the tables below (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2004

	(Unaudited)
	As
	Previously
	Reported	Restated
Statements of Income
Operating revenues	$147,382	$160,401
Direct costs	107,668	121,877
Total operating expenses	126,841	141,050
Operating income	20,541	19,351
Income before provision for taxes and minority interests	18,656	17,466
Provision for income taxes	5,597	5,790
Net income	12,970	11,587
Basic EPS	0.57	0.51
Diluted EPS	0.57	0.51
Statements of Cash Flows
Net income	$12,970	$11,587
Deferred taxes	2,043	2,358
Decrease in accrued liabilities	(7,655)	(6,587)
Net cash provided by operating activities	24,837	24,837
      In addition, certain information in Notes B, G, H and J has been restated to reflect the effect of these adjustments. Certain amounts in the above presentation for 2004 have been reclassified to conform to the current year presentation. Specifically, gains and losses on asset disposals were previously included in revenues but are now included in operating expenses.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets” (“SFAS No. 153”), effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. The adoption of SFAS No. 153 did not have a significant impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). SFAS No. 123R becomes effective for the Company’s fiscal year beginning April 1, 2006 and will require companies to expense stock options and other share based payments. The Company does not currently know whether implementation of SFAS No. 123R would result in financial results materially different from pro forma results presented in Note B.
      In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) which provides accounting guidance to companies

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
that will be eligible for the tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP No. 109-1 provides that this deduction will be treated as a “special deduction” as described in SFAS 109 rather than a reduction in the statutory tax rate applied to deferred tax items. As such, FSP 109-1 does not result in a revaluation of the Company’s U.S. deferred tax assets. The impact of this deduction has not had and is not expected to have a material effect on the Company’s results for fiscal year 2006, the first tax year in which this tax deduction is available.
      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”) to address the treatment of a special one time incentive provided in the Act for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Act provides for a special one-time tax deduction equal to 85% of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, which otherwise requires the effect of a new tax law to be recorded in the period of enactment. In September 2005, senior management approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Act. If the Company does repatriate the maximum amount called for in the DRIP, the related U.S. incremental tax liability associated with the total repatriated earnings would be approximately $5.3 million. Technical corrections, regulations and additional guidance from the U.S. Treasury related to the statute could impact the Company’s estimate of the tax liability associated with the potential range of repatriation. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. As of November 2005, the Company had received $30.9 million of repatriated funds intended to qualify under the Act, and the Company has reflected the tax in its overall effective tax rate for the three months ended June 30, 2005.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“Interpretation No. 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The interpretation is effective for the Company’s fiscal year ending March 31, 2006. Interpretation No. 47 provides clarification on conditional asset retirement obligation and the fair value of such obligation as referred to in SFAS No. 143. The adoption of Interpretation No. 47 did not have a significant impact on these condensed consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 becomes effective for the Company’s fiscal year beginning April 1, 2006 and provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 establishes the method of retrospective application as the required method of reporting a change in accounting principle, unless impracticable or the new accounting principle explicitly states transition requirements, and the Company expects that in the future there will be more instances of retrospective application of new accounting principles to prior periods whereas previously such applications were typically required to be reported as a cumulative adjustment in the period in which the accounting principle was adopted. With respect to reporting the correction of an error in previously issued financial statements, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 which requires the correction to be reflected as a prior period adjustment, and therefore the adoption of this standard would not have affected the restatements reflected in these financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE B — EARNINGS PER SHARE
      Basic earnings per common share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share for the three months ended June 30, 2005 excluded options to purchase 89,000 shares at a weighted average exercise price of $33.69, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three months ended June 30, 2004 excluded options to purchase 7,418 shares at a weighted average exercise price of $27.21, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
Net income (in thousands):
Income available to common stockholders	$11,972	$11,587

Shares:
Weighted average number of common shares outstanding	23,319,677	22,654,114
Options and restricted stock units	262,734	250,671

Weighted average number of common shares outstanding, including assumed conversions	23,582,411	22,904,785

Basic earnings per share	$0.51	$0.51

Diluted earnings per share	$0.51	$0.51

      The Company accounts for its stock-based employee compensation under the principles prescribed by APB Opinion No. 25. SFAS No. 123 permits the continued use of the intrinsic-value based method prescribed by APB Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
based employee compensation. The pro forma data presented below may not be representative of the effects on reported amounts for future years.

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
	(In thousands, except
	per share amounts)
Net income, as reported:	$11,972	$11,587
Stock-based employee compensation expense included in reported net income, net of tax	30	—
Stock-based employee compensation expense, net of tax	(546)	(463)

Pro forma net income	$11,456	$11,124

Basic earnings per share:
Earnings per share, as reported	$0.51	$0.51
Stock-based employee compensation expense, net of tax	(0.02)	(0.02)

Pro forma basic earnings per share	$0.49	$0.49

Diluted earnings per share:
Earnings per share, as reported	$0.51	$0.51
Stock-based employee compensation expense, net of tax	(0.02)	(0.02)

Pro forma diluted earnings per share	$0.49	$0.49

NOTE C — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
      During the first quarter of fiscal 2006, the Company’s unconsolidated Norwegian affiliate, Norsk Helikopter AS (“Norsk”), completed the acquisition of Lufttransport A/ S, a Norwegian company, and its sister company Lufttransport AB, in Sweden, collectively operating 28 aircraft and engaged in providing air ambulance services in Scandinavia. In addition, in the first quarter of fiscal year 2006, Norsk committed to purchase three large aircraft. The purchase of these three aircraft, supported by a multi-year contract to provide helicopter services offshore in Norway, will be funded through additional borrowings by Norsk and additional funding by both of its shareholders.
NOTE D — LONG-TERM DEBT
      Long-term debt at June 30, 2005 and March 31, 2005 consisted of the following (in thousands):

	June 30,	March 31,
	2005	2005

6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	20,849	21,116
Short-term advance from customer	3,400	3,400
Note to Sakhalin Aviation Services Ltd.	629	641
Sakhalin debt	6,606	6,923

Total debt	261,484	262,080
Less current maturities	6,476	6,413

Total long-term debt	$255,008	$255,667

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      At June 30, 2005, the Company had a $30 million unsecured line of credit with a U.S. bank that expires on August 31, 2006. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The Company had $0.7 million of outstanding letters of credit and no borrowings under this facility as of June 30, 2005.
      At June 30, 2005, Bristow Aviation Holdings, Ltd. (“Bristow”) had a £6.0 million ($10.8 million) facility for letters of credit, of which £3.6 million ($6.4 million) was outstanding, and a £1 million ($1.8 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire August 31, 2005, but has been extended to August 31, 2006.
      Defaults Under Certain Long-Term Debt Agreements — The $230.0 million 6 1/8% Senior Notes due 2013 (“Senior Notes”) were issued on June 20, 2003. On June 16, 2005, the Company received notice from the trustee of the indenture underlying the Senior Notes that it was in breach of the financial reporting covenants contained in the indenture, and stating that, unless the deficiency was remedied within 60 days, an event of default would occur under the indenture. On July 26, 2005, the Company solicited consents from all holders of the Senior Notes to extend until November 15, 2005 (or, at the election of the Company and upon the payment of additional fees, until December 15, 2005 or January 16, 2006, as applicable) the period in which the Company must file and deliver its financial reports and related documents, and to waive certain past defaults under the indenture relating to the Company’s failure to timely file and deliver its required financial reporting information.
      The Company amended the terms of its solicitation of consents on August 9, 2005 and August 11, 2005 and on August 16, 2005 completed the consent solicitation. The terms of the consent solicitation were as follows:

•	A consent fee to holders of Senior Notes as of 5:00 p.m. (EST) on July 25, 2005 that delivered (and not revoked) valid consents on or prior to August 15, 2005 (the “Expiration Date”) were paid $6.25 per $1,000 principal amount of Senior Notes, or $1.4 million, on August 17, 2005.

•	In the event that the Company did not comply with the financial reporting covenants and related compliance certificate and auditors’ statement covenants on or before November 15, 2005 and elected to pay on or before the third business day following such date an additional fee to consenting holders in an amount equal to $2.50 per $1,000 principal amount of Senior Notes, or $0.6 million, in respect of which consents had been delivered (and not revoked), the Company would have until December 15, 2005 to comply with the financial reporting covenants and the compliance certificate and auditors’ statement covenants in the indenture. In addition, if the Company did not comply with the financial reporting covenants and related compliance certificate and auditors’ statement covenants on or before December 15, 2005 and elected to pay on or before the third business day following such date a further additional fee to consenting holders in an amount equal to $2.50 per $1,000 principal amount of Senior Notes, or $0.6 million, in respect of which consents have been delivered (and not revoked), the Company would have until January 16, 2006 to comply with the financial reporting covenants and the compliance certificate and auditors’ statement covenants in the indenture. In the event that the Company did not comply with the financial reporting covenants and related compliance certificate and auditors’ statement covenants on or before November 15, 2005 (or, at the election of the Company and upon the payment of an additional fee described above, until December 15, 2005 or January 16, 2006, as applicable), the trustee or the holders of at least 25% in principal amount of the outstanding Senior Notes could have declared all of the Senior Notes due and payable immediately.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      On November 15, 2005, the Company elected to extend the waiver to December 15, 2005 upon payment of the additional fee described above, and on December 15, 2005 the Company elected to exercise its option to further extend this waiver through January 16, 2006 upon payment of the second additional fee described above. The consent and waiver fees have been deferred and are being amortized over the remaining term of the Senior Notes.
      As of June 30, 2005, the Company was in default of the various financial information reporting covenants in its revolving credit facility and a five-year $31.8 million term loan (the “RLR Note”) under which an unconsolidated affiliate, Rotorwing Leasing Resources, L.L.C. (“RLR”), is a borrower and the Company is a guarantor. The defaults were as a result of not providing financial information for fiscal 2005 when due, and also for not providing similar information to other creditors. This situation resulted from activities identified in connection with the Internal Review discussed in Note E which prevented the Company from filing the financial report for fiscal year 2005 on time. The bank initially provided waivers through August 14, 2005, and subsequently provided additional waivers through November 15, 2005. Further, the waivers were extended at the Company’s election through December 15, 2005 upon payment of $26,000, and were further extended through January 16, 2006 upon payment of an additional fee of $26,000.
NOTE E — COMMITMENTS AND CONTINGENCIES
      Aircraft Purchase Contracts — In fiscal 2003, the Company initiated a fleet renewal program. In December 2002, the Company entered into a contract with Sikorsky Aircraft Corporation, a major helicopter manufacturer, to acquire 15 new medium-sized helicopters, which are the Company’s most versatile aircraft. Six of the aircraft were delivered in fiscal year 2004, four of the aircraft were delivered in fiscal year 2005, two of the aircraft were delivered in the first half of fiscal year 2006, and one is expected to be delivered in the fourth quarter of fiscal year 2006. The remaining two aircraft are expected to be delivered in early fiscal year 2007. In June 2005, the Company amended the initial contract to acquire 32 additional medium-sized helicopters as part of its ongoing fleet renewal program. The first additional helicopter under the amended contract is due to be delivered early in fiscal year 2007, and a total of 17 additional aircraft are to be delivered in fiscal years 2007 and 2008. The remaining helicopters are slated for delivery between fiscal years 2009 and 2013. The agreement allows the Company to trade in one previously purchased Sikorsky aircraft on each new aircraft purchased. The agreement also gives the Company the option to purchase up to 24 additional aircraft with deliveries through fiscal year 2013, provided the Company exercises the options by an annual deadline. Thereafter, the option aircraft are subject to availability. As of September 30, 2005, the options with respect to six of the aircraft are now subject to availability.
      In connection with the Company’s fleet renewal program, in March 2003, the Company also entered into a contract with Bell Helicopter Textron Canada Ltd., or Bell Helicopter, a major helicopter manufacturer, to acquire 14 new small helicopters. Two of these aircraft were delivered in fiscal year 2004, seven were delivered in fiscal year 2005, four were delivered in the first half of fiscal year 2006, and the final aircraft under this agreement was delivered in the third quarter of fiscal year 2006.
      In January 2004, the Company entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar year 2005. In connection with this purchase agreement, Eurocopter has found a purchaser for five of the Company’s used large aircraft. The proceeds from the sale of the five used aircraft and some surplus spares will principally fund the purchase of the two new aircraft. The Company took delivery of both of these aircraft during the second quarter of fiscal year 2006.
      In fiscal year 2006, the Company entered into agreements with Eurocopter for the purchase of four large aircraft, all of which are expected to be delivered in the third quarter of fiscal year 2007, and for the purchase of four medium aircraft, three of which are expected to be delivered in the second half of fiscal year 2007 and one of which is expected to be delivered in the first quarter of fiscal year 2008. In addition, the Company entered into an agreement with Bell Helicopter for the purchase of six medium aircraft to be delivered in fiscal

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
year 2006, all of which were delivered subsequent to June 2005. The Company also purchased five small used aircraft that were delivered in the first and second quarters of fiscal year 2006.
      In June 2005, the Company entered into an agreement regarding the purchase of three large aircraft to be utilized and owned by Norsk. The Company agreed to fund the purchase of one aircraft, and Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of the two other aircraft. One was delivered in the third quarter of fiscal year 2006 and the remaining two are expected to be delivered in fiscal year 2007.
      As of June 30, 2005, the Company had $359.6 million remaining to be paid in connection with its aircraft purchase commitments.
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
      Based on the Audit Committee’s findings and recommendations, the Board of Directors has taken disciplinary action with respect to the Company’s personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including of certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of the Company’s affiliates has also obtained the resignation of certain of its personnel.
      The Company has initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
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
      Following the Audit Committee’s conclusions, the Company initiated the process of voluntarily advising governmental authorities in certain countries of the Audit Committee’s findings. The Company has not yet advised such foreign governmental authorities of the Audit Committee findings, but intends to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding the Company from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which the Company operates, the Company does not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against the Company, including requiring the Company to curtail its business operations in one or more such countries for a period of time. In the event that the Company curtails its business operations in any such country, the Company may face difficulties exporting its aircraft. As of November 30, 2005, the book values of its aircraft in Nigeria and the South American country where certain improper activities took place were approximately $101.7 million and $2.9 million, respectively.
      The Company cannot predict the ultimate outcome of the SEC investigation, nor can the Company predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on the Company’s consolidated financial statements. In addition, in view of the findings of the Internal Review, the Company expects to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of the Company’s existing contracts may be cancelled and that the Company may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on the Company’s business, financial condition and results of operations.
      In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of the Company’s senior management, that there was a need to restate the Company’s historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. As of June 30, 2005, the Company has accrued $16.7 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for the three months ended June 30, 2005 and 2004 includes $0.9 million and $0.9 million, respectively, attributable to this accrual. At this time, the Company cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on the Company’s business, financial condition and results of operations.
      As the Company continues to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that additional restatements will not be required or that these historical financial statements will not change or require amendment. In addition, new issues may be identified that may impact the financial statements and the scope of the restatements described in this Quarterly Report and the Annual Report and lead the Company to take other remedial actions or that may otherwise adversely impact the Company.
      Through November 30, 2005, the Company has incurred approximately $11.2 million, including $3.2 million in the three months ended June 30, 2005, in legal and other professional costs in connection with the Internal Review. The Company expects to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
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
      The Company has commenced actions to disclose activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with the Company. One such customer already has commenced its own investigation. Among other things, the Company has been advised that such customer intends to exercise its rights to audit a specific contract, as well as to review its other relations with the Company. Although the Company has no indication as to what the final outcome of the audit and review will be, it is possible that such customer may seek to cancel one or more existing contracts if it believes that they were improperly obtained or that the Company breached any of their terms. Since its customers in Nigeria are affiliates of major international petroleum companies with whom the Company does business throughout the world, any actions which are taken by certain customers could have a material adverse effect on its business, financial position and results of operations, and these customers may preclude the Company from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude the Company from bidding on contracts to provide services in the countries where improper activities took place.
      In connection with the Internal Review, the Company also has terminated its business relationship with certain agents and has taken actions to terminate business relationships with other agents. As described further below, in November 2005, one of the terminated agents and his affiliated entity have commenced litigation against two of the Company’s foreign affiliated entities claiming damages of $16.3 million for breach of contract. The Company may be required to indemnify certain of its agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.
      In a South American country where certain improper activities took place, the Company is negotiating to terminate its ownership interest in the joint venture that provides the Company with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, the Company derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by the Company to a third party for the use of the aircraft, and received approximately $0.3 million of dividend income from this joint venture. During the three months ended June 30, 2005, the Company derived approximately $2.0 million of leasing and other revenues, of which $1.3 million was paid by the Company to a third party for the use of the aircraft, and received no dividend income from this joint venture. Without a joint

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
venture partner, the Company will be unable to maintain an operating license and its future activities in that country may be limited to leasing its aircraft to unrelated operating companies. The Company’s joint venture partners and agents are typically influential members of the local business community and instrumental in aiding the Company in obtaining contracts and managing its affairs in the local country. As a result of terminating these relationships, the Company’s ability to continue conducting business in these countries where the improper activities took place may be negatively affected. The Company may not be successful in its negotiations to terminate its ownership interest in the joint venture, and the outcome of such negotiations may negatively affect the Company’s ability to continue leasing its aircraft to the joint venture or unrelated operating companies or conducting other business in that country, to export its aircraft or to recover its investment in the joint venture.
      Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by the Company in performing its services. The remedial actions the Company is taking will result in an increase in these costs and, if the Company cannot raise its prices simultaneously and to the same extent of its increased costs, its operating income will decrease.
      In November 2005, two of the Company’s consolidated foreign affiliates were named in a lawsuit filed in the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and Kensit Nigeria Limited, which allegedly acted as agents of the affiliates in Nigeria. The claimants allege that an agreement between the parties was terminated without justification by the defendants and seek damages of $16.3 million. The Company is continuing to investigate this matter.
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
      Environmental Contingencies — The United States Environmental Protection Agency, also referred to as the EPA, has in the past notified the Company that it is a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. The Company was identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at Operating

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Industries, Inc. Superfund site in Monterey Park, California in 2003. The Company has not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. The EPA has offered to submit a settlement offer to the Company in return for which the Company would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but the Company has not received this settlement proposal. Although the Company has not obtained a formal release of liability from the EPA with respect to any of these sites, the Company believes that its potential liability in connection with these sites is not likely to have a material adverse effect on its business, financial condition or results of operations.
      Other Matters — See Note I for discussion of additional commitments and contingencies. The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company’s financial position, results of operations or cash flows.
NOTE F — EMPLOYEE BENEFIT PLANS
      The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended
	June 30,

	2005	2004

	(In thousands)
Service cost for benefits earned during the period	$57	$72
Interest cost on pension benefit obligation	4,367	5,072
Expected return on assets	(3,973)	(4,710)
Prior service costs	—	—
Amortization of unrecognized experience losses	747	833

Net periodic pension cost	$1,198	$1,267

      The current estimate of cash contributions to the pension plans by the Company for the year ending March 31, 2006 is $9.9 million, $0.8 million of which was paid during the three months ended June 30, 2005.
NOTE G — COMPREHENSIVE INCOME
      Comprehensive income is as follows:

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
	(In thousands)
Net income	$11,972	$11,587
Other comprehensive income:
Currency translation adjustments	(13,832)	(3,673)

Comprehensive income (loss)	$(1,860)	$7,914

NOTE H — SEGMENT INFORMATION
      The Company operates principally in two business segments: Helicopter Services and Production Management Services. Beginning in fiscal year 2006, the Company conducts the operations of its Helicopter

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Services segment through six business units: North America, South and Central America, Europe, West Africa, Southeast Asia and Other International. Previously, the Company conducted these operations through four business units: North America, North Sea, International and Technical Services. The Company provides Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name. The change in business units reflects changes made in fiscal year 2006 by the Company’s president and chief executive officer (its chief decision maker) and other senior management to the way they manage and evaluate the Company’s results of operations. Accordingly, the Company has modified its segment disclosure to reflect the change in business units. The following shows reportable segment information for the three months ended June 30, 2005 and 2004, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
	(In thousands)
Segment operating revenues from external customers:
Helicopter Services:
North America	$46,686	$39,345
South and Central America	9,456	13,660
Europe	60,123	55,739
West Africa	27,618	22,010
Southeast Asia	13,808	12,056
Other International	5,648	2,504

Total Helicopter Services	163,339	145,314
Production Management Services	16,950	13,676

Total segment operating revenues	$180,289	$158,990

Intersegment and intrasegment operating revenues:
Helicopter Services:
North America	$5,763	$5,846
South and Central America	450	400
Europe	4,170	3,843
West Africa	—	3
Southeast Asia	—	—
Other International	365	70

Total Helicopter Services	10,748	10,162
Production Management Services	19	16

Total intersegment and intrasegment operating revenues	$10,767	$10,178

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
	(In thousands)
Consolidated operating revenues reconciliation:
Helicopter Services:
North America	$52,449	$45,191
South and Central America	9,906	14,060
Europe	64,293	59,582
West Africa	27,618	22,013
Southeast Asia	13,808	12,056
Other International	6,013	2,574
Intrasegment eliminations	(8,759)	(8,148)

Total Helicopter Services	165,328	147,328
Production Management Services	16,969	13,692
Corporate	2,799	3,795
Intersegment eliminations	(4,159)	(4,414)

Total consolidated operating revenues	$180,937	$160,401

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$9,783	$7,873
South and Central America	435	3,242
Europe	5,499	3,229
West Africa	2,369	2,357
Southeast Asia	707	1,103
Other International	906	(586)

Total Helicopter Services	19,699	17,218
Production Management Services	1,320	765
Gain on disposal of assets	592	2,598
Corporate	(6,566)	(1,230)

Total consolidated operating income	$15,045	$19,351

NOTE I — SUBSEQUENT EVENTS
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
      Mexican Joint Venture — Since the conclusion of the contract with Petroleós Mexicanos in February 2005, the Company’s 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche, S.A. de C.V. (“Heliservicio” and together “HC”) have experienced difficulties in meeting their obligations to make lease rental payments to the Company and RLR. During the three months ended June 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. As of June 30, 2005, $2.2 million of revenues billed but not collected from HC have not been recognized in the

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Company’s results and the Company’s 49% share of the equity in earnings of RLR has been reduced by $1.4 million for revenues billed but not collected from HC.
      In order to improve the financial condition of Heliservicio, the Company and its joint venture partner, Compania Controladora de Servicios Aeronauticos, S.A. de C.V. (“CCSA”) completed a recapitalization of Heliservicio on August 19, 2005. As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CCSA, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital. The $4.4 million note owed by the Company to Hemisco bears interest at 3% and is due on July 31, 2015.
      The Company is continuing to evaluate certain actions to return HC’s operations to profitability, including reducing the number of aircraft to a lower level based on current utilization, and the Company is actively seeking other markets in which to redeploy the aircraft in Mexico that are currently operating on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.
      Income Taxes on Distributions of Foreign Earnings — In September 2005, in response to the tax-favored provisions on repatriation of foreign earnings into the U.S. provided for in the American Jobs Creation Act of 2004 (the “Act”), the Company’s senior management approved a Domestic Reinvestment Plan (“DRIP”), as required by the Act, documenting the Company’s plan to repatriate up to a maximum of $75 million from its foreign subsidiaries. The Company’s Board of Directors subsequently approved the plan in November 2005. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. Through November 2005, the Company has received distributions intended to qualify under the Act totaling $30.9 million from one of its foreign subsidiaries. The Company is currently exploring its options with respect to sources of additional repatriations from its foreign subsidiaries but cannot at this time estimate the total amount, out of the $75 million approved in the DRIP, that will ultimately be received by March 31, 2006.
      Hurricanes Katrina and Rita — As a result of Hurricanes Katrina and Rita, several of the Company’s shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, Hurricane Katrina caused a total loss of the Company’s Venice, Louisiana shorebase facility, and Hurricane Rita severely damaged the Creole, Louisiana base and flooded the Intracoastal City, Louisiana base. The Company recorded a $0.3 million net gain ($2.9 million in anticipated insurance recoveries offset by $2.6 million of involuntary conversion losses) during the three months ended September 30, 2005 related to property damage to these facilities. The Company reopened its Intracoastal City, Louisiana base in December 2005 and expects to reopen its Venice and Creole, Louisiana bases in the fourth quarter of fiscal year 2006.
      Sale and Leaseback Financing — On December 30, 2005, the Company sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires the Company to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases. Each lease has an end of lease purchase option at ten years, an early purchase option at 60 months (January 2011), and an early termination option at 24 months (January 2008). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate. The deferred gain will be amortized as a reduction in lease expense over the 10 year lease term in proportion to the rent payments. Additional collateral in the amount of at least $11.8 million is to be provided until the conclusion of the SEC investigation related to the Internal Review. A portion of the proceeds ($10.3 million) has been retained by the lessor pending the provision of such collateral.
      Stock Option and Restricted Stock Unit Grant — On December 29, 2005, the Company granted options to purchase 105,915 shares at an exercise price of $29.17 per share and granted 143,600 shares of restricted

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
stock units pursuant to the 2004 Stock Incentive Plan. The options vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant. The restricted stock units fully vest on the fifth anniversary from the date of grant if the “Cumulative Annual Shareholder Return” (as defined in the restricted stock unit agreements) exceeds an annual average of 3% for the five year period. Partial vesting occurs on the third or fourth anniversary after the date of grant if the Cumulative Annual Shareholder Return equals or exceeds 10% with full vesting if such amount equals or exceeds 15%.
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
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$16	$71,575	$109,346	$—	$180,937
Intercompany revenues	—	1,590	1,121	(2,711)	—

	16	73,165	110,467	(2,711)	180,937

Operating expenses:
Direct costs	8	53,057	88,149	—	141,214
Intercompany expenses	—	1,122	1,479	(2,601)	—
Depreciation and amortization	17	4,207	6,083	—	10,307
General and administrative	6,692	2,978	5,403	(110)	14,963
Loss (gain) on disposal of assets	6	(9)	(589)	—	(592)

	6,723	61,355	100,525	(2,711)	165,892

Operating income (loss)	(6,707)	11,810	9,942	—	15,045
Earnings (losses) from unconsolidated affiliates, net of losses	6,831	(810)	909	(6,884)	46
Interest income	13,534	44	1,127	(13,673)	1,032
Interest expense	(3,668)	(1)	(13,712)	13,673	(3,708)
Other income (expense), net	(347)	(8)	3,138	—	2,783

Income before provision for income taxes and minority interest	9,643	11,035	1,404	(6,884)	15,198
Allocation of consolidated income taxes	(2,370)	1,241	4,305	—	3,176
Minority interest	(41)	—	(9)	—	(50)

Net income (loss)	$11,972	$9,794	$(2,910)	$(6,884)	$11,972

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$229	$62,186	$97,986	$—	$160,401
Intercompany revenues	—	928	541	(1,469)	—

	229	63,114	98,527	(1,469)	160,401

Operating expenses:
Direct costs	13	45,171	76,693	—	121,877
Intercompany expenses	—	541	688	(1,229)	—
Depreciation and amortization	30	3,627	6,793	—	10,450
General and administrative	2,518	2,889	6,154	(240)	11,321
Gain on disposal of assets	—	(1,293)	(1,305)	—	(2,598)

	2,561	50,935	89,023	(1,469)	141,050

Operating income (loss)	(2,332)	12,179	9,504	—	19,351
Earnings from unconsolidated affiliates, net of losses	6,266	535	1,038	(6,319)	1,520
Interest income	11,813	9	727	(12,113)	436
Interest expense	(3,803)	(83)	(12,156)	12,113	(3,929)
Other income (expense), net	(9)	10	87	—	88

Income (loss) before provision for income taxes and minority interest	11,935	12,650	(800)	(6,319)	17,466
Allocation of consolidated income taxes	259	1,828	3,703	—	5,790
Minority interest	(89)	—	—	—	(89)

Net income (loss)	$11,587	$10,822	$(4,503)	$(6,319)	$11,587

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$11,471	$4,495	$90,256	$—	$106,222
Accounts receivable	18,353	49,079	111,589	(23,782)	155,239
Inventories	—	76,745	67,906	—	144,651
Prepaid expenses and other	385	1,892	7,706	—	9,983

Total current assets	30,209	132,211	277,457	(23,782)	416,095
Intercompany investment	301,095	1,046	—	(302,141)	—
Investments in unconsolidated affiliates	632	3,309	32,041	—	35,982
Intercompany notes receivable	553,202	—	11,256	(564,458)	—
Property and equipment — at cost:
Land and buildings	136	24,778	9,034	—	33,948
Aircraft and equipment	1,260	347,398	485,752	—	834,410

	1,396	372,176	494,786	—	868,358
Less: accumulated depreciation and amortization	(1,318)	(104,247)	(147,827)	—	(253,392)

	78	267,929	346,959	—	614,966
Goodwill	—	18,593	8,093	111	26,797
Other assets	6,501	535	35,593	—	42,629

	$891,717	$423,623	$711,399	$(890,270)	$1,136,469

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,849	$13,205	$28,828	$(5,518)	$38,364
Accrued liabilities	7,321	21,554	87,401	(18,264)	98,012
Deferred taxes	5,027	(452)	11,570	—	16,145
Current maturities of long-term debt	—	—	6,476	—	6,476

Total current liabilities	14,197	34,307	134,275	(23,782)	158,997
Long-term debt, less current maturities	230,000	—	25,008	—	255,008
Intercompany notes payable	10,456	104,217	449,785	(564,458)	—
Other liabilities and deferred credits	3,129	430	153,208	—	156,767
Deferred taxes	37,201	1,427	31,011	—	69,639
Minority interest	1,861	—	2,420	—	4,281
Stockholders’ investment:
Common stock	233	4,062	13,964	(18,026)	233
Additional paid-in capital	157,744	51,169	13,477	(64,646)	157,744
Retained earnings	401,687	228,011	(8,653)	(219,358)	401,687
Accumulated other comprehensive income (loss)	35,209	—	(103,096)	—	(67,887)

	594,873	283,242	(84,308)	(302,030)	491,777

	$891,717	$423,623	$711,399	$(890,270)	$1,136,469

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$23,947	$7,907	$114,586	$—	$146,440
Accounts receivable	19,108	41,253	97,484	(24,006)	133,839
Inventories	—	72,892	67,814	—	140,706
Prepaid expenses and other	470	2,529	8,460	—	11,459

Total current assets	43,525	124,581	288,344	(24,006)	432,444
Intercompany investment	297,709	1,046	—	(298,755)	—
Investments in unconsolidated affiliates	683	4,121	32,372	—	37,176
Intercompany notes receivable	554,655	—	10,727	(565,382)	—
Property and equipment — at cost:
Land and buildings	135	23,466	8,942	—	32,543
Aircraft and equipment	1,426	327,214	498,391	—	827,031

	1,561	350,680	507,333	—	859,574
Less: accumulated depreciation and amortization	(1,398)	(100,549)	(148,565)	—	(250,512)

	163	250,131	358,768	—	609,062
Goodwill	—	18,593	8,105	111	26,809
Other assets	6,543	634	36,908	—	44,085

	$903,278	$399,106	$735,224	$(888,032)	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$673	$10,997	$29,176	$(5,206)	$35,640
Accrued liabilities	9,364	22,868	88,472	(18,800)	101,904
Deferred taxes	4,740	—	13,000	—	17,740
Current maturities of long-term debt	—	—	6,413	—	6,413

Total current liabilities	14,777	33,865	137,061	(24,006)	161,697
Long-term debt, less current maturities	230,000	—	25,667	—	255,667
Intercompany notes payable	10,246	86,103	469,033	(565,382)	—
Other liabilities and deferred credits	3,065	416	161,247	—	164,728
Deferred taxes	37,307	1,773	30,897	—	69,977
Minority interest	2,131	—	2,383	—	4,514
Stockholders’ investment:
Common stock	233	4,062	13,941	(18,003)	233
Additional paid-in capital	157,100	51,169	13,477	(64,646)	157,100
Retained earnings	389,715	221,718	(5,723)	(215,995)	389,715
Accumulated other comprehensive income (loss)	58,704	—	(112,759)	—	(54,055)

	605,752	276,949	(91,064)	(298,644)	492,993

	$903,278	$399,106	$735,224	$(888,032)	$1,149,576

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,035)	$25,830	$(15,357)	$(7,213)	$(9,775)

Cash flows from investing activities:
Capital expenditures	(4)	(22,544)	(7,582)	—	(30,130)
Proceeds from asset dispositions	68	502	1,824	—	2,394

Net cash provided by (used in) investing activities	64	(22,042)	(5,758)	—	(27,736)

Cash flows from financing activities:
Repayment of debt	—	—	(798)	—	(798)
Repayment of intercompany debt	(1)	(3,700)	(12)	3,713	—
Dividends paid	—	(3,500)	—	3,500	—
Partial prepayment of put/call obligation	(34)	—	—	—	(34)
Issuance of common stock	530	—	—	—	530

Net cash provided by (used in) financing activities	495	(7,200)	(810)	7,213	(302)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,405)	—	(2,405)

Net decrease in cash and cash equivalents	(12,476)	(3,412)	(24,330)	—	(40,218)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$11,471	$4,495	$90,256	$—	$106,222

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$6,593	$11,263	$25,847	$(18,866)	$24,837

Cash flows from investing activities:
Capital expenditures	(77)	(13,912)	(989)	—	(14,978)
Proceeds from asset dispositions	4	4,226	8,527	—	12,757
Investments in subsidiaries	—	—	—	—	—

Net cash provided by (used in) investing activities	(73)	(9,686)	7,538	—	(2,221)

Cash flows from financing activities:
Proceeds from borrowings	—	—	226	(226)	—
Repayment of debt	(18,092)	(1,000)	(249)	19,092	(249)
Re-purchase of shares from minority interests	(7,389)	—	—	—	(7,389)
Issuance of common stock	3,285	—	—	—	3,285

Net cash used in financing activities	(22,196)	(1,000)	(23)	18,866	(4,353)

Effect of exchange rate changes on cash and cash equivalents	—	—	(325)	—	(325)

Net increase (decrease) in cash and cash equivalents	(15,676)	577	33,037	—	17,938
Cash and cash equivalents at beginning of period	31,106	7,892	46,681	—	85,679

Cash and cash equivalents at end of period	$15,430	$8,469	$79,718	$—	$103,617

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Offshore Logistics, Inc.:
      We have reviewed the condensed consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of June 30, 2005 and the related condensed consolidated statements of income and cash flows for the three-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
      Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
      As discussed in Note A to the Condensed Notes to Consolidated Financial Statements, the condensed consolidated statements of income and cash flows for the three months ended June 30, 2004 have been restated.
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated June 9, 2005, except for the “Restatement of Previously Reported Amounts” section in Note A, the ninth paragraph of Note B, the “Internal Review” section of Note D, and Note M, as to which the date is December 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New Orleans, Louisiana
January 6, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (“Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2005 and 2004, respectively.
      Amounts previously reported for the Comparable Quarter have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” below for further discussion of these matters.
Forward-Looking Statements
      This Form 10-Q for June 30, 2005 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words. All statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
      Our forward-looking statements reflect our views and assumptions on the date of this Quarterly Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in our Annual Report; the cautionary statements made in our Annual Report with respect to our forward-looking statements; the risks cited in, and the cautionary statements made in, our Forms 10-Q and 8-K filed during the current fiscal year; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; and the DOJ or the SEC investigation having a greater than anticipated financial impact.
      All forward-looking statements in this Quarterly Report are qualified by these cautionary statements and are only made as of the date of this Quarterly Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
      This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item bearing on our financial condition and operating performance.

      We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. As of June 30, 2005, we operated 322 aircraft and our unconsolidated affiliates operated an additional 140 aircraft throughout the world. The following table sets forth the number of our aircraft operated as of the dates indicated:

	As of March 31,	As of June 30,	As of September 30,
	2005	2005	2005

North America	166	170	174
South and Central America	34	32	34
Europe	45	45	47
West Africa	45	43	44
Southeast Asia	22	24	24
Other International	8	8	8

Total	320	322	331

Additional aircraft operated by unconsolidated affiliates	113	140	140

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

Operating Results
      The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended
	June 30,

	2005	2004(1)

		(Restated)
	(Unaudited)
	(In thousands)
Operating revenues	$180,937	$160,401
Direct costs	(141,214)	(121,877)
Depreciation and amortization	(10,307)	(10,450)
General and administrative	(14,963)	(11,321)
Gain on disposal of assets	592	2,598

Operating income	15,045	19,351
Earnings from unconsolidated affiliates, net of losses	46	1,520
Interest expense, net	(2,676)	(3,493)
Other income, net	2,783	88

Income before provision for income taxes and minority interest	15,198	17,466
Provision for income taxes	(3,176)	(5,790)
Minority interest	(50)	(89)

Net income	$11,972	$11,587

(1)	Amounts previously reported for the Comparable Quarter have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” below for further discussion of these matters.

Investigations
      In February 2005, we voluntarily advised the staff of the Securities and Exchange Commission (“SEC”) that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants.
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
      Based on the Audit Committee’s findings and recommendations, the Board of Directors has taken disciplinary action with respect to our personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including of certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of our affiliates has also obtained the resignation of certain of its personnel.
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
      Following the Audit Committee’s conclusions, we initiated the process of voluntarily advising governmental authorities in certain countries of the Audit Committee’s findings. We have not yet advised such foreign governmental authorities of the Audit Committee findings, but intend to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we may face difficulties exporting our aircraft. As of November 30, 2005, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $101.7 million and $2.9 million, respectively.
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
      As discussed further in our Annual Report, in connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there is a need to restate our historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. As of June 30, 2005, we have accrued $16.7 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for the Current and Comparable Quarters includes $0.9 million and $0.9 million, respectively, attributable to this accrual. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.
      As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that additional restatements will not be required or that the historical financial statements included in this Quarterly Report will not change or require amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Quarterly Report and our Annual Report and lead us to take other remedial actions or that may otherwise adversely impact us.
      Through November 30, 2005, we have incurred approximately $11.2 million, including $3.2 million in the Current Quarter, in legal and other professional costs in connection with the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
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
      We have commenced actions to disclose activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with us. One such customer has already commenced its own investigation. Among other things, we have been advised that such customer intends to exercise its rights to audit a specific contract, as well as to review its other relations with us. Although we have no indication as to what the final outcome of the audit and review will be, it is possible that such customer may seek to cancel one or more existing contracts if it believes that they were improperly obtained or that we breached any of their terms. Since our customers in Nigeria are affiliates of major international petroleum companies, with whom we do business throughout the world, any actions which are taken by certain customers could have a material adverse effect on our business, financial position and results of operations, and these customers may preclude us from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude us from bidding on contracts to provide services in the countries where improper activities took place.
      In connection with the Internal Review, we also have terminated our business relationship with certain agents and have taken actions to terminate business relationships with other agents. One of the terminated agents and his affiliated entity have commenced litigation against two of our foreign affiliated entities claiming damages of $16.3 million for breach of contract. We may be required to indemnify certain of our agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.

      In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, we derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by us to a third party for the use of the aircraft, and received approximately $0.3 of dividend income from this joint venture. During the Current Quarter, we derived approximately $2.0 million of leasing and other revenues, of which $1.3 million was paid by us to a third party for the use of the aircraft, and received no dividend income from this joint venture. Without a joint venture partner, we will be unable to maintain an operating license and our future activities in that country may be limited to leasing our aircraft to unrelated operating companies. Our joint venture partners and agents are typically influential members of the local business community and instrumental in aiding us in obtaining contracts and managing our affairs in the local country. As a result of terminating these relationships, our ability to continue conducting business in these countries where the improper activities took place may be negatively affected. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies or conducting other business in that country, to export our aircraft or to recover its investment in the joint venture.
      Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent of our increased costs, our operating income will decrease.

Document Subpoena from U.S. Department of Justice
      On June 15, 2005, we issued a press release disclosing that one of our subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena pertains to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and intend to comply with requests for information from the DOJ in connection with this investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions and/or referral to other governmental agencies and/or the payment of damages in civil litigation. To date, we have not identified any material adjustments to our financial statements in connection with the investigation and do not expect, based on information developed to date, that any such adjustment is likely to be required. We expect to incur costs associated with this investigation, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded. For additional information regarding the DOJ investigation, see “Document Subpoena from U.S. Department of Justice” in Note E in the “Condensed Notes to Consolidated Financial Statements.”

Restatement of Previously Reported Amounts
      As a result of the Internal Review findings discussed further in Note E in the “Condensed Notes to Consolidated Financial Statements”, we restated our historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. For further information regarding the Internal Review and related matters, including our restatement of our historical financial statements, refer to the Annual Report. Our restated condensed consolidated statements of income included in this Quarterly Report reflect reductions in operating income of $0.9 million for the Comparable Quarter in connection with this matter. As of June 30, 2005, accrued liabilities includes $16.7 million related to this matter. At this time, we cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the related SEC investigation; however, such payments, fines and/or penalties could have a material adverse effect on our business, financial condition and results of operations.

      Our management has separately determined that we were not reporting reimbursements received from our customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). Our customers reimburse us for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, our management has determined that we did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and we did not properly record expenses related to payroll taxes incurred by one of our foreign subsidiaries. In accordance with GAAP, we have restated our historical financial statements for the Comparable Quarter, to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and we increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $13.0 million for the Comparable Quarter, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.2 million for the Comparable Quarter.
      The impact of these adjustments on the consolidated statements of income and cash flows is reflected in the tables below (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2004

	As
	Previously
	Reported	Restated

	(Unaudited)
Statements of Income
Operating revenues	$147,382	$160,401
Direct costs	107,668	121,877
Total operating expenses	129,439	141,050
Operating income	20,541	19,351
Income before provision for taxes and minority interests	18,656	17,466
Provision for income taxes	5,597	5,790
Net income	12,970	11,587
Basic EPS	0.57	0.51
Diluted EPS	0.57	0.51
Statements of Cash Flows
Net income	$12,970	$11,587
Deferred taxes	2,043	2,358
Decrease in accrued liabilities	(7,655)	(6,587)
Net cash provided by operating activities	24,837	24,837
      In addition, certain information in Notes B, G, H and J in the “Condensed Notes to Consolidated Financial Statements” has been restated to reflect the effect of these adjustments. Certain amounts in the above presentation for 2004 have been reclassified to conform to the current year presentation. Specifically, gains and losses on asset disposals were previously included in revenues but are now included in operating expenses.

Other Matters
      We employ approximately 300 pilots in our North American Operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several benefit plans. We do not expect the new agreement to have a material effect on our future operating expenses.

      In January 2005, Bristow was awarded two contracts to provide helicopter services in the North Sea. The first is a seven-year contract that began on July 1, 2005 at the conclusion of the current seven-year contract, and is for a total of two large and four medium aircraft. The second contract is a five-year contract that began on April 1, 2005 and utilizes two large aircraft. Additionally, Bristow was awarded the renewal of a contract in Nigeria with an international oil company in January 2005 for a minimum of five medium aircraft. The contract term is for five years beginning on April 1, 2005.
      In May 2005, Bristow was awarded a three-year extension to the Integrated Aviation Consortium (“IAC”) contract. This extension began on July 1, 2005 and will continue the utilization of five large aircraft.
      In December 2005, we were informed that we were not awarded the contract extension commencing in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency. During fiscal year 2005 and for the Current Quarter, we had $26.4 million and $6.9 million, respectively, in operating revenues associated with this contract.
      On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate. See “— Liquidity and Capital Resources — Financing Activities” for further information related to this transaction.
General
      We operate our business in two segments: Helicopter Services and Production Management Services. We conduct our Helicopter Services through the following six business units:

•	North America;

•	South and Central America;

•	Europe;

•	West Africa;

•	Southeast Asia; and

•	Other International.
      For the Current Quarter, our North America, South and Central America, Europe, West Africa, Southeast Asia and Other International contributed 27%, 5%, 33%, 15%, 8% and 3%, respectively, of our operating revenue. We expect that the percentage of our operating revenue derived from our Southeastern Asia and Other International operations will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the Current Quarter.
      Helicopter Services are seasonal in nature, as our flight activities are influenced by the length of daylight hours and weather conditions. The worst of these conditions typically occurs during the winter months when our ability to safely fly and our customers’ ability to safely conduct their operations is inhibited. Accordingly, our flight activity is generally lower in the fourth fiscal quarter.
      Our operating revenue depends on the demand for our services and the pricing terms of our contracts. We measure the demand for our helicopter services in flight hours. Demand for our services depends on the level of worldwide offshore oil and gas exploration, development and production activities. We believe that our customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium-size and larger aircraft on which we typically earn higher margins. We believe that production-related activities are less sensitive to variances in commodity prices, and accordingly provide a more stable activity level and revenue stream. We estimate that a majority of our operating revenue from Helicopter Services is related to the production activities of the oil and gas companies.

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
      Our helicopter contracts are for varying periods and generally permit the customer to cancel the charter before the end of the contract term. In North America, we typically enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts. In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years. At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period. In other instances, customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.
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
      As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter services in many foreign countries through interests in unconsolidated affiliates. Generally, we realize revenue from these foreign operations by leasing aircraft and providing services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. We report lease revenue as operating revenue and dividend income as part of earnings from unconsolidated affiliates, as the results of these foreign operations are not included in our revenue or operating income. For additional information about these unconsolidated affiliates, see Note C in the “Notes to Consolidated Financial Statements” included in our Annual Report.

Results of Operations
      The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services, and for the six business units comprising our Helicopter Services segment. Certain reclassifications have been made to prior year information to conform to the current presentation of the Helicopter Services segment’s business units. See Note H in the “Condensed Notes to Consolidated Financial Statements” for further information. The tables also present certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation. Amounts previously reported for 2004 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review and to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses. See above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” for further discussion of these matters.

	Three Months Ended
	June 30,

	2005	2004

Flight hours (excludes unconsolidated affiliates)
Helicopter Services:
North America	35,778	31,818
South and Central America	9,516	11,879
Europe	9,731	10,757
West Africa	8,635	7,797
Southeast Asia	2,722	2,687
Other International	1,312	586

Total	67,694	65,524

	Three Months Ended
	June 30,

	2005	2004(2)

		(Restated)
	(In thousands, except
	percentages)
Operating revenue:
Helicopter Services:
North America	$52,449	$45,191
South and Central America	9,906	14,060
Europe	64,293	59,582
West Africa	27,618	22,013
Southeast Asia	13,808	12,056
Other International	6,013	2,574
Intrasegment eliminations	(8,759)	(8,148)

Total Helicopter Services	165,328	147,328
Production Management Services	16,969	13,692
Corporate	2,799	3,795
Intersegment eliminations	(4,159)	(4,414)

Consolidated total	$180,937	$160,401

	Three Months Ended
	June 30,

	2005	2004(2)

		(Restated)
	(In thousands, except
	percentages)
Operating expenses(1):
Helicopter Services
North America	$42,666	$37,318
South and Central America	9,471	10,818
Europe	58,794	56,353
West Africa	25,249	19,656
Southeast Asia	13,101	10,953
Other International	5,107	3,160
Intrasegment eliminations	(8,759)	(8,148)

Total Helicopter Services	145,629	130,110
Production Management Services	15,649	12,927
Gain on disposal of assets	(592)	(2,598)
Corporate	9,365	5,025
Intersegment eliminations	(4,159)	(4,414)

Consolidated total	$165,892	$141,050

Operating income:
Helicopter Services
North America	$9,783	$7,873
South and Central America	435	3,242
Europe	5,499	3,229
West Africa	2,369	2,357
Southeast Asia	707	1,103
Other International	906	(586)

Total Helicopter Services	19,699	17,218
Production Management Services	1,320	765
Gain on disposal of assets	592	2,598
Corporate	(6,566)	(1,230)

Consolidated total	$15,045	$19,351

Operating margin:
Helicopter Services
North America	18.7%	17.4%
South and Central America	4.4%	23.1%
Europe	8.6%	5.4%
West Africa	8.6%	10.7%
Southeast Asia	5.1%	9.2%
Other International	15.1%	(22.8)%
Total Helicopter Services	11.9%	11.7%
Production Management Services	7.8%	5.6%
Consolidated total	8.3%	12.1%

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended
	June 30,

	2005	2004

	(In thousands)
Helicopter Services:
North America	$4,099	$3,537
South and Central America	538	550
Europe	3,768	4,762
West Africa	293	263
Southeast Asia	(49)	58
Other International	468	171

Total Helicopter Services	9,117	9,341
Production Management Services	50	47
Corporate	1,140	1,062

Consolidated total	$10,307	$10,450

(2)	Amounts previously reported for the Comparable Quarter have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than netting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” above for further discussion of these matters.
Quarter ended June 30, 2005 compared to Quarter ended June 30, 2004

Consolidated Results
      Our operating revenues increased to $180.9 million for the Current Quarter from $160.4 million for the Comparable Quarter. The increase in operating revenues occurred in both our Helicopter Services segment and our Production Management Services segment. Our operating expenses for the Current Quarter increased to $165.9 million from $141.1 million for the Comparable Quarter. The increase was primarily a result of higher costs associated with higher activity levels, higher maintenance costs and higher professional fees due to the Internal Review. In addition, we had lower gains from disposals of assets. As a result, our operating income and operating margin for the Current Quarter decreased to $15.0 million and 8.3%, respectively, compared to $19.4 million and 12.1%, respectively, for the Comparable Quarter.
      Net income for the Current Quarter of $12.0 million represents a $0.4 million increase from the Comparable Quarter primarily as a result of higher interest income, an increase in other income and a lower effective tax rate for the Current Quarter. Set forth below is a discussion of the results of operations of our segments and business units.

Helicopter Services
      Operating revenues from Helicopter Services increased to $165.3 million for the Current Quarter from $147.3 million for the Comparable Quarter, and operating expenses increased to $145.6 million from $130.1 million. This resulted in an operating margin of 11.9% as compared to 11.7% in the Comparable Quarter. Helicopter Services results are further explained below by business unit.
      North America. Operating revenues from North America increased by 16.1% during the Current Quarter from the Comparable Quarter, and flight activity increased by 12.4%. The increase in operating revenues is due to the increase in flight hours and a rate increase of 8% for the U.S. Gulf of Mexico that is being phased in beginning in May 2005.
      Operating expenses from North America increased to $42.7 million for the Current Quarter from $37.3 million for the Comparable Quarter primarily due to higher labor and maintenance costs.
      Our operating margin in North America increased to 18.7% for the Current Quarter from 17.4% for the Comparable Quarter primarily due to the higher revenues discussed above.
      South and Central America. Operating revenues for South and Central America decreased by 29.5% for the Current Quarter from the Comparable Quarter due to a 19.9% reduction in flight activity in Brazil and Mexico. In Mexico, activity is lower due to the conclusion of the contract with Petroleós Mexicanos (“PEMEX”) in February 2005. As a result, the Company’s 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche, S.A. de C.V. (“Heliservicio” and together “HC”) have experienced difficulties in meeting their obligations to make lease rental payments to the Company and Rotorwing Leasing Resources, L.L.C. (“RLR”). During the three months ended June 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the Current Quarter, $2.2 million of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of the equity in earnings of RLR has been reduced by $1.4 million for revenues billed but not collected from HC. Brazil’s activity decreased due to the conclusion of contracts for two aircraft, one in August 2004 and the other in October 2004. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil, and upon such termination, absent our development of a satisfactory relationship with another local operating company, we expect to experience a substantial reduction in business activity in Brazil in future periods.
      Operating expenses for South and Central America decreased by $1.3 million during the Current Quarter from the Comparable Quarter as a result of lower maintenance and lease costs due to the reduction in flight activity.
      Since the conclusion of the PEMEX contract in February 2005, we have taken several actions to improve the financial condition and profitability of HC, and as discussed further in Note I in the “Condensed Notes to Consolidated Financial Statements,” on August 19, 2005, a recapitalization of Heliservicio was completed. We are continuing to evaluate certain actions to return HC’s operations to profitability, including reducing the number of aircraft to a lower level based on current utilization, and we are actively seeking other markets in which to redeploy the aircraft in Mexico that are currently operating on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.
      Operating income for South and Central America decreased to $0.4 million for the Current Quarter from $3.2 million for the Comparable Quarter as a result of the lower operating revenues discussed above. The operating margin for this business unit decreased to 4.4% for the Current Quarter from 23.1% for the Comparable Quarter due to the lower operating revenues for the Current Quarter.
      Europe. Operating revenues from Europe increased for the Current Quarter to $64.3 million, or 7.9%, from $59.6 million for the Comparable Quarter. Excluding foreign exchange effects, revenue from these operations increased by 5.8%. Flight hours decreased by 9.5% between the Current Quarter and the Comparable Quarter. The reduction in flight hours was due primarily to a change in our lease arrangements in Norway and the sale of certain technical services contracts in November 2004. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Operating revenues for technical services in the U.K. decreased to $2.8 million for the Current Quarter from $6.9 million for the Comparable Quarter due to the downsizing of our technical services operations in the U.K. in fiscal year 2005.
      Excluding the flight hours for Norway and the technical services contracts that were sold, flight activity increased by 20.7%. The majority of this increase in flight hours related to the start of a new contract in April 2005.
      Operating expenses for Europe, excluding foreign exchange effects, increased 2.3% for the Current Quarter as compared to the Comparable Quarter. The increase in operating expenses in our North Sea operations was noted in salary costs and maintenance costs due to the increase in activity. The operating margin in Europe increased to 8.6% from 5.4% between the Current Quarter and the Comparable Quarter.
      West Africa. Operating revenues from West Africa increased in the Current Quarter to $27.6 million, or 25.5%, from $22.0 million in the Comparable Quarter, primarily as a result of a 10.7% increase in flight activity from the Comparable Quarter. Additional ad hoc flying in Nigeria and a contract for two medium aircraft in Mauritania that began in September 2004 were the principle drivers for the increased flight activity.
      Operating expenses for West Africa increased in the Current Quarter to $25.2 million, or 27.9%, from $19.7 million in the Comparable Quarter. The increase was primarily a result of higher salary and maintenance expense due to the increase in activity. The operating margin in Africa decreased to 8.6% in the Current Quarter from 10.7% in the Comparable Quarter.
      Approximately 14.8% of our revenues for the Current Quarter came from Nigeria. As a result of the potential cancellation by customers of their contracts with us, we may experience a substantial reduction in business activity in Nigeria in future periods.
      Southeast Asia. Operating revenues from Southeast Asia increased in the Current Quarter to $13.8 million, or 14.0%, from $12.1 million in the Comparable Quarter, primarily as a result of a 1.3% increase in flight activity. The increase primarily relates to Australia where we began a 15-month contract in July 2004 and where we had higher ad hoc flying activity in the Current Quarter.
      Operating expenses for Southeast Asia increased in the Current Quarter to $13.1 million, or 19.1%, from $11.0 million in the Comparable Quarter as a result of increased activity. The operating margin in Southeast Asia decreased to 5.1% in the Current Quarter from 9.2% in the Comparable Quarter.
      Other International. Operating revenues for Other International increased to $6.0 million, or 130.8%, during the Current Quarter from $2.6 million for the Comparable Quarter. Flight activity increased by 123.9%. The increase in operating revenue and flight activity is primarily due to the acquisition of a 51% interest in a company operating in Russia in July 2004. Excluding these results from the Current Quarter, operating revenues and flight activity increased 27.3% and 36.3%, respectively.
      Operating expenses increased from $3.2 million for the Comparable Quarter to $5.1 million for the Current Quarter. Excluding the Russia acquisition, operating expense for the Current Quarter would have been $2.7 million. As a result of the higher operating revenue, our operating margin for Other International increased to 15.1% in the Current Quarter from (22.8)% in the Comparable Quarter.

Production Management Services
      Operating revenues from the Production Management Services segment increased by 23.9% during the Current Quarter, as compared to the Comparable Quarter primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $15.6 million for the Current Quarter from $12.9 million for the Comparable Quarter, primarily due to higher labor and transportation costs associated with the increase in activity. As a result of the higher revenue, our operating margin increased to 7.8% from 5.6% in the Comparable Quarter.

General and Administrative Costs
      Excluding the restructuring charges for our U.K. operations of $1.2 million that are included within the Comparable Quarter, consolidated general and administrative costs increased by $4.9 million for the Current Quarter. This increase is primarily due to professional fees of $3.2 million incurred in connection with the Internal Review.

Other Income, Net
      Other income, net, for the Current Quarter was $2.8 million compared to $0.1 million for the Comparable Quarter and primarily reflects foreign currency transaction gains and losses. These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British pound sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Provision for Income Taxes
      The provision for income taxes decreased in the Current Quarter by $2.6 million as a result of a decrease in the Company’s overall effective tax rate from 33.2% for the Comparable Quarter to 20.9% for the Current Quarter. This decrease is primarily attributable to the impact of the reversal of reserves for tax contingencies due to expiration of the related statutes of limitations.
Liquidity and Capital Resources
      During the Current Quarter, our primary source of funds to meet working capital needs, service debt and fund capital expenditures was existing cash and cash equivalents. We believe that our future cash flow from operations, our existing U.S. revolving credit facility and alternative financing sources will be sufficient to meet our working capital, capital expenditure and debt service needs in the foreseeable future. We will likely need to raise additional funds through public or private debt or equity financings to finance existing commitments under our fleet renewal program and to execute our growth strategy. See “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” in the Annual Report.

Operating Activities
      Cash and cash equivalents were $106.2 million as of June 30, 2005, a $40.2 million decrease from March 31, 2005. Working capital as of June 30, 2005 was $257.1 million, a $13.6 million decrease from March 31, 2005. The decrease in working capital during the Current Quarter was primarily the result of the decrease in cash and cash equivalents of $40.2 million, offset in part by an increase in accounts receivable and inventories.
      For the Current Quarter, the Company had net cash flows used in operating activities of $9.8 million as compared to net cash flows provided by operating activities of $24.8 million for the Comparable Quarter. This decrease was primarily a result of an increase in accounts receivable and inventories during the Current Quarter and a decline in dividends received from unconsolidated affiliates.

Investing Activities
      Cash flows used in investing activities were $27.7 million and $2.2 million for the Current and Comparable Quarters, respectively. The following table shows capital expenditures for the period (in thousands):

	Three Months Ended
	June 30,

	2005	2004

Aircraft and related equipment	$17,865	$5,125
Other	12,265	9,853

Total capital expenditures	$30,130	$14,978

      During the Current Quarter, we received proceeds of $2.4 million primarily from the disposal of two aircraft and certain equipment, which resulted in a net gain of $0.6 million. During the Comparable Quarter, we received proceeds of $12.8 million primarily from the disposal of six aircraft and certain equipment, which resulted in a net gain of $2.6 million.
      In fiscal year 2003, we initiated a fleet renewal program. Under the program, we expect to incur additional capital expenditures over the next five to seven fiscal years to replace certain of our aircraft and upgrade strategic base facilities. As of June 30, 2005, we have expended $113.1 million as deposits and progress payments toward firm purchase commitments of $426.3 million under our fleet renewal program. Subsequent to June 30, 2005, we made additional payments under the program of $50.6 million, and we did not enter into any additional firm purchase commitments. To the extent that they occur, any sales and trade-ins of older aircraft will reduce these projected expenditures. We plan to use internally generated funds and alternative financing sources, if needed, to meet our obligations under the program.

      Apart from commitments under our fleet renewal program, we purchased four small aircraft for $5.1 million and paid deposits of $7.3 million for three large aircraft during the Current Quarter. Additionally, subsequent to June 30, 2005, we purchased one small aircraft for $1.4 million and paid deposits of $9.3 million for two large aircraft and four medium aircraft. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements. As of June 30, 2005, we have expended $26.4 million in deposits and progress payments (including $19.1 million from trade-ins) pursuant to firm purchase commitments of $81.1 million (excluding commitments under our fleet renewal program). Subsequent to June 30, 2005, we also entered into firm purchase commitments for aircraft outside of our fleet renewal program of $74.8 million.

Financing Activities
      Cash flows used in financing activities were $0.3 million and $4.4 million for the Current and Comparable Quarters, respectively. Total debt as of June 30, 2005 was $261.5 million and was substantially unchanged since March 31, 2005.
      On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases. Each lease has an end of lease purchase option at ten years, an early purchase option at 60 months (January 2011), and an early termination option at 24 months (January 2008). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate. The deferred gain will be amortized as a reduction in lease expense over the 10 year lease term in proportion to the rent payments. Additional collateral in the amount of at least $11.8 million is to be provided until the conclusion of the SEC investigation related to the Internal Review. A portion of the proceeds ($10.3 million) has been retained by the lessor pending the provision of such collateral.
      Revolving Credit Facility. As of June 30, 2005, we had a $30.0 million revolving credit facility with a U.S. bank that expires on August 31, 2006. This facility is subject to a sub-limit of $10.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under this facility. Borrowings under this facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had no amounts drawn under this facility as of June 30, 2005, but did have $0.7 million of letters of credit utilized which reduced availability under this facility. As of June 30, 2005, we were in default of various financial information reporting covenants for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank initially provided a waiver through August 14, 2005, and subsequently provided a second waiver through November 15, 2005. Waivers were extended through December 15, 2005 upon payment of a fee of $30,000, and further extended through January 16, 2006 upon payment of an additional fee of $30,000.
      U.K. Facilities. As of June 30, 2005, Bristow had a £6 million ($10.8 million) facility for letters of credit, of which £3.6 million ($6.4 million) was outstanding, and a £1 million ($1.8 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006.
      6 1/8% Senior Notes. We have $230.0 million aggregate principal amount outstanding of 6 1/8% senior notes due 2013 (“Senior Notes”). The Senior Notes are unsecured and are guaranteed by certain of our U.S. subsidiaries. The Senior Notes are redeemable at our option. On June 16, 2005, we received notice from the trustee of the indenture underlying the Senior Notes that we were in default of financial reporting covenants in the indenture as we were not able to provide the required financial reporting information within the time period specified in the covenants and that, unless the deficiency was remedied within 60 days, an event of default would occur under the indenture. On August 16, 2005, we completed a consent solicitation with the holders of the Senior Notes to waive defaults under and make amendments to the indenture. Under the terms of the consent solicitation, a consent fee of $6.25 per $1,000 principal amount of Senior Notes, or $1.4 million, was paid on August 17, 2005 to holders of Senior Notes on July 25, 2005 that delivered (and did not revoke) valid consents on or prior to August 15, 2005. The majority of Senior Note holders waived the defaults under the indenture through November 15, 2005. Further, we extended the waivers through December 15, 2005 upon payment of an additional fee of $0.6 million, and further extended the waivers through January 16, 2006 upon payment of another additional fee of $0.6 million. See Note D in the “Condensed Notes to Consolidated Financial Statements” for further discussion.
      RLR Note. As of June 30, 2005, we were in default of the various financial information reporting covenants in its revolving credit facility and a five-year $31.8 million term loan (the “RLR Note”) under which an unconsolidated affiliate, Rotorwing Leasing Resources, L.L.C., is a borrower and we are a guarantor. The defaults were as a result of not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from activities identified in connection with the Internal Review discussed in Note E in the “Condensed Notes to Consolidated Financial Statements” which prevented us from filing the financial report for fiscal year 2005 on time. The bank initially provided waivers through August 14, 2005, and subsequently provided additional waivers through November 15, 2005. The waivers were extended at our election through December 15, 2005 upon payment of $26,000, and were further extended through January 16, 2006 upon payment of an additional fee of $26,000.
      Pension Plan. As of June 30, 2005, we had recorded on our balance sheet a $150.0 million pension liability and a $35.2 million prepaid pension asset related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The asset represents the cumulative contributions made by Bristow in excess of accrued net periodic pension cost. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require us to make additional cash contributions to the plan. In March 2005, we agreed, subject to our review every three years, to increase the monthly contributions to £0.4 million ($0.8 million) for the next 20 years beginning May 2005. Nevertheless, regulatory agencies in the United Kingdom may require us to increase the monthly contributions further.
      Contractual Obligations and Commercial Commitments. We have the following contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Contractual obligations:
Long-term debt	$261,484	$6,476	$25,008	$—	$230,000
Operating leases	17,381	2,170	7,385	2,737	5,089
Pension obligation	190,400	9,600	28,800	19,200	132,800
Purchase obligations(2)	367,910	94,846	165,028	48,161	59,875

Total contractual cash obligations	$837,175	$113,092	$226,221	$70,098	$427,764

	Amount of Commitment Expiration per Period

		Less Than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Other commercial commitments:
Debt guarantee(1)	$32,284	$—	$—	$14,356	$17,928
Letters of credit and surety bond	15,146	14,879	267	—	—

Total commercial commitments	$47,430	$14,879	$267	$14,356	$17,928

(1)	We have guaranteed the repayment of up to £10 million ($17.9 million) of the debt of FBS Limited (“FBS”) and $14.4 million of the debt of Rotorwing Leasing Resources, Ltd. (“RLR”), both unconsolidated affiliates.

(2)	Since June 30, 2005, we have entered into purchase obligations of $74.8 million for additional aircraft and ten year operating leases on nine aircraft with annual lease payments of $6.3 million for the first five years and $7.6 million for the next five years. Both of these items are not reflected in the table above.
Critical Accounting Policies and Estimates
      See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in this Quarterly Report.
Recent Accounting Pronouncements
      See Note A in the “Condensed Notes to Consolidated Financial Statements” for a discussion of certain new accounting pronouncements and their potential impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      As of June 30, 2005, we have $261.5 million of debt outstanding, none of which carries a variable rate of interest. However, the market value of our fixed rate debt fluctuates with changes in interest rates.
      We occasionally use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenue and expenses in the same currency for our contracts. Most of our revenue and expenses from our North Sea Operations are denominated in British pounds sterling. Approximately 33% of our operating revenue for the Current Quarter was translated for financial reporting purposes from British pounds sterling into U.S. dollars. As of June 30, 2005, we did not have any nominal forward exchange contracts outstanding. Subsequent to June 30, 2005, we have not entered into any nominal forward exchange contracts.

Item 4.	Controls and Procedures.

Material Weaknesses Previously Disclosed
      As discussed in Item 9a of our Annual Report, our management, including our Chief Executive Officer (principal executive officer, “CEO”) and Chief Financial Officer (principal financial officer, “CFO”), concluded that, as of March 31, 2005, the Company did not maintain effective internal control over financial reporting because of the material weaknesses described below.
      Our former senior management and other personnel failed to establish or adhere to appropriate internal controls related to the control environment of the Company. Specifically, former management failed to establish and act with appropriate integrity and ethical values. As a result of this deficiency the following incidents occurred (as further described in Note E in the “Condensed Notes to Consolidated Financial Statements”):

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
      This material weakness resulted in an under payment and accrual of payroll and other taxes. Accordingly, we restated our Consolidated Financial Statements for fiscal years 2004 and 2003 and for the first three quarters of fiscal year 2005 to accrue payroll and other taxes, penalties and interest.
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
      This material weakness resulted in an underreporting of revenue and direct costs. Accordingly, we restated our Consolidated Financial Statements for fiscal years 2004 and 2003 and for the first three quarters of fiscal year 2005 to report customer reimbursements in revenue and direct costs and to record additional operating expense for the severance benefits.
      We did not have sufficient technical tax expertise to establish and maintain adequate policies and procedures associated with the operation of certain complex tax structures. As a result, we failed to establish proper procedures to ensure the actions required to enable us to realize the benefits of these structures as previously recognized in our financial statements were performed.
      This material weakness resulted in an underreporting of direct costs and income tax expense. Accordingly, we restated our Consolidated Financial Statements for fiscal years 2004 and 2003 and for the first three quarters of fiscal year 2005 to report an increase in direct costs and income tax expense.

      As also disclosed in our Annual Report, management has taken a series of actions to remediate these weaknesses in the control environment, including the following:

•	Former senior management and other management personnel were terminated or required to resign.

•	New key members of senior and financial management were or are being hired, including persons with appropriate technical accounting expertise.

•	Functional reporting lines of field accounting personnel were realigned to report directly to the corporate accounting function and not through operations management.

•	Policies and procedures over the selection and application of appropriate accounting policies and account analyses and reconciliations have been or will be developed and implemented.

•	A comprehensive compliance program was adopted and implemented, including the introduction and dissemination of a new Code of Business Integrity to all employees, which included the following:

•	A position for a Chief Compliance Officer with primary responsibility to administer and set compliance policy and report to the CEO and Board of Directors on matters concerning legal and ethical compliance;

•	A zero tolerance policy with respect to facilitation payments;

•	Mandatory employee and director participation in company-wide business integrity training;

•	Strict requirements on engaging or conducting business through intermediaries, including joint venture partners and agents;

•	Membership in a non-profit organization that specializes in anti-bribery due diligence reviews and compliance training for international commercial intermediaries; and

•	An enhanced “Whistleblower” hotline.

•	Internal audits to ensure that the compliance program is followed are planned.
      While we have made progress in remediating the material weakness associated with the overall control environment, we are continuing to address the issues underlying the material weaknesses.

Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation, under the supervision of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses associated with the control environment previously disclosed, which had not been completely remediated as of June 30, 2005, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls and procedures were not effective, as of such date.

Changes in Internal Control Over Financial Reporting
      Except for the remediation activities described above, all of which began in the first quarter of fiscal 2006 and continued into the third quarter of fiscal 2006, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the Annual Report. There have been no material developments in these previously reported matters.
      See also Note E in the “Condensed Notes to Consolidated Financial Statements” in Part I. Item 1. “Financial Statements” of this Quarterly Report, which is incorporated herein by reference, for discussion of certain of our legal matters.

Item 1A.	Risk Factors.
      If you hold our securities or are considering an investment in our securities, you should carefully consider the risks discussed under “Risk Factors” beginning on page 3 of our Annual Report, which is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities.
      As of June 30, 2005, we were in default of the various financial information reporting covenants in our revolving credit facility and the limited recourse term loans as a result of not providing financial information for fiscal 2005 when due, and also for not providing similar information to other creditors. For a discussion of these defaults, see “Defaults Under Certain Long-Term Debt Agreements” in Note D in the “Condensed Notes to Consolidated Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” of this Quarterly Report, which are incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On July 26, 2005, we solicited consents from all holders of our Senior Notes to extend until November 15, 2005 (or, at our election and upon the payment of additional fees, until December 15, 2005 or January 15, 2006, as applicable) the period in which we must file and deliver our financial reports and related documents, and to waive certain past defaults under the indenture relating to our failure to timely file and deliver our Annual Report. We amended the terms of our solicitation of consents on August 9, 2005 and August 11, 2005. On August 16, 2005, we completed the consent solicitation. Holders of $227.9 million principal amount of the Senior Notes, which constituted a majority of the $230 million aggregate principal amount outstanding, delivered consents in connection with the consent solicitation. For additional information on this consent solicitation, see “Defaults Under Certain Long-Term Debt Agreements” in Note D in the “Condensed Notes to Consolidated Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” of this Quarterly Report.

Item 6.	Exhibits.
      The following exhibits are filed as part of this quarterly report:

Exhibit
Number		Description of Exhibit

*3	.1	Delaware Certificate of Incorporation of the Company dated December 2, 1987.

*3	.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989.

*3	.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992.

*3	.4	Amended and Restated By-laws.

*3	.5	Certificate of Designation of Series A Junior Participating Preferred Stock.

*10	.1	New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”).+

*10	.2	Amendment Number 1 to Sikorsky Agreement dated February 14, 2003.+

*10	.3	Amendment Number 2 to Sikorsky Agreement dated April 1, 2003.+

*10	.4	Amendment Number 3 to Sikorsky Agreement dated January 22, 2004.+

*10	.5	Amendment Number 4 to Sikorsky Agreement dated March 5, 2004.+

*10	.6	Amendment Number 5 to Sikorsky Agreement dated July 13, 2004.+

*10	.7	Amendment Number 6 to Sikorsky Agreement dated October 11, 2004.+

*10	.8	Amendment Number 7 to Sikorsky Agreement dated January 5, 2005.+

*10	.9	Amendment Number 8 to Sikorsky Agreement dated May 5, 2005.+

*10	.10	Amendment Number 9 to Sikorsky Agreement dated June 14, 2005.+

10.11		Employment Agreement with Brian C. Voegele dated June 1, 2005 (filed as exhibit 10.1 to the Company’s Form 8-K dated July 12, 2005 and incorporated herein by reference).

*15	.1	Letter from KPMG LLP dated January 6, 2006, regarding unaudited interim financial information.

Exhibit
Number		Description of Exhibit

*31	.1	Rule 13a-14(a) Certification by the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*32	.1	Section 1350 Certification of the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*	Furnished herewith.

+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 246-2.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFSHORE LOGISTICS, INC.

By:	/s/ William E. Chiles

William E. Chiles
Chief Executive Officer, President and
Chief Financial Officer

By:	/s/ Elizabeth D. Brumley

Elizabeth D. Brumley
Vice President and Chief Accounting Officer
January 11, 2006

Index to Exhibits

Exhibit
Number		Description of Exhibit

*3	.1	Delaware Certificate of Incorporation of the Company dated December 2, 1987.

*3	.2	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989.

*3	.3	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992.

*3	.4	Amended and Restated By-laws.

*3	.5	Certificate of Designation of Series A Junior Participating Preferred Stock.

*10	.1	New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”).+

*10	.2	Amendment Number 1 to Sikorsky Agreement dated February 14, 2003.+

*10	.3	Amendment Number 2 to Sikorsky Agreement dated April 1, 2003.+

*10	.4	Amendment Number 3 to Sikorsky Agreement dated January 22, 2004.+

*10	.5	Amendment Number 4 to Sikorsky Agreement dated March 5, 2004.+

*10	.6	Amendment Number 5 to Sikorsky Agreement dated July 13, 2004.+

*10	.7	Amendment Number 6 to Sikorsky Agreement dated October 11, 2004.+

*10	.8	Amendment Number 7 to Sikorsky Agreement dated January 5, 2005.+

*10	.9	Amendment Number 8 to Sikorsky Agreement dated May 5, 2005.+

*10	.10	Amendment Number 9 to Sikorsky Agreement dated June 14, 2005.+

10.11		Employment Agreement with Brian C. Voegele dated June 1, 2005 (filed as exhibit 10.1 to the Company’s Form 8-K dated July 12, 2005 and incorporated herein by reference).

*15	.1	Letter from KPMG LLP dated January 6, 2006, regarding unaudited interim financial information.

*31	.1	Rule 13a-14(a) Certification by the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*32	.1	Section 1350 Certification of the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*	Furnished herewith.

+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 246-2.