Form 10-Q
period 2005-09-30
OFFSHORE LOGISTICS INC
filed 2006-01-12
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to
Commission File Number 001-31617
Offshore Logistics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 W. Sam Houston Parkway South, Suite 1700 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
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

OFFSHORE LOGISTICS, INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues	$194,405	$170,627	$375,342	$331,028
Operating expenses:
Direct costs	143,912	127,765	285,126	249,642
Depreciation and amortization	11,200	10,580	21,507	21,030
General and administrative	15,704	10,688	30,667	22,009
Loss (gain) on disposal of assets	1,494	(3,558)	902	(6,156)

	172,310	145,475	338,202	286,525

Operating income	22,095	25,152	37,140	44,503
Earnings from unconsolidated affiliates, net of losses	373	2,401	419	3,921
Interest income	949	747	1,981	1,183
Interest expense	(3,677)	(3,985)	(7,385)	(7,914)
Other income, net	(769)	473	2,013	561

Income before provision for income taxes and minority interest	18,971	24,788	34,168	42,254
Provision for income taxes	4,293	7,988	7,469	13,778
Minority interest	(44)	(149)	(94)	(238)

Net income	$14,634	$16,651	$26,605	$28,238

Net income per common share:
Basic	$0.63	$0.73	$1.14	$1.24

Diluted	$0.62	$0.71	$1.13	$1.22

The accompanying notes are an integral part of these financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2005	2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94,275	$146,440
Accounts receivable	173,893	133,839
Inventories	142,040	140,706
Prepaid expenses and other	10,478	11,459

Total current assets	420,686	432,444
Investments in unconsolidated affiliates	39,462	37,176
Property and equipment — at cost:
Land and buildings	33,211	32,543
Aircraft and equipment	852,144	827,031

	885,355	859,574
Less: accumulated depreciation and amortization	(252,642)	(250,512)

	632,713	609,062
Goodwill	26,819	26,809
Other assets	44,401	44,085

	$1,164,081	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$38,211	$35,640
Accrued liabilities	112,243	101,904
Deferred taxes	15,047	17,740
Current maturities of long-term debt	6,497	6,413

Total current liabilities	171,998	161,697
Long-term debt, less current maturities	258,790	255,667
Other liabilities and deferred credits	154,720	164,728
Deferred taxes	71,203	69,977
Minority interest	4,245	4,514
Commitments and contingencies (Note E)
Stockholders’ investment:
Common Stock, $.01 par value, authorized 35,000,000 shares; outstanding 23,341,508 shares and 23,314,708 shares at September 30 and March 31, respectively (exclusive of 1,281,050 treasury shares)	233	233
Additional paid-in capital	157,744	157,100
Retained earnings	416,320	389,715
Accumulated other comprehensive loss	(71,172)	(54,055)

	503,125	492,993

	$1,164,081	$1,149,576

The accompanying notes are an integral part of these financial statements.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,

	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$26,605	$28,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,507	21,030
Increase (decrease) in deferred taxes	(19)	3,687
Loss (gain) on asset dispositions	902	(6,156)
Equity in earnings from unconsolidated affiliates (over) under dividends received	(419)	9,549
Minority interest in earnings	94	238
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(44,376)	(10,968)
Inventories	(5,362)	(5,123)
Prepaid expenses and other	1,495	(2,533)
Accounts payable	3,714	6,665
Accrued liabilities	138	2,242
Other liabilities and deferred credits	1,034	613

Net cash provided by operating activities	5,313	47,482

Cash flows from investing activities:
Capital expenditures	(57,500)	(29,628)
Proceeds from asset dispositions	4,449	30,490
Acquisitions, net of cash received	—	(1,986)
Investments	—	(233)

Net cash used in investing activities	(53,051)	(1,357)

Cash flows from financing activities:
Repayment of debt	(1,483)	(687)
Partial prepayment of put/call obligation	(66)	—
Repurchase of shares from minority interests	—	(7,389)
Issuance of common stock	530	11,038

Net cash provided by (used in) financing activities	(1,019)	2,962

Effect of exchange rate changes on cash and cash equivalents	(3,408)	(509)

Net increase (decrease) in cash and cash equivalents	(52,165)	48,578
Cash and cash equivalents at beginning of period	146,440	85,679

Cash and cash equivalents at end of period	$94,275	$134,257

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$6,738	$7,253
Income taxes	$8,973	$14,206
Supplemental disclosure of non-cash investing activities:
Nonmonetary exchange of assets	$—	$5,876
Capital expenditures funded by short-term notes	$14,746	$—
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
      The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2005, the consolidated results of operations for the three and six months ended September 30, 2005 and 2004, and the consolidated cash flows for the six months ended September 30, 2005 and 2004.

Restatement of Previously Reported Amounts
      As a result of the Internal Review findings discussed further in Note E, the Company restated its historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. For further information regarding the Internal Review and related matters, including the Company’s restatement of its historical financial statements, refer to the Annual Report. The restated condensed consolidated statements of income included in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2005 (“Quarterly Report”) reflect reductions in operating income of $1.0 million for the three months ended September 30, 2004 and $1.9 million for the six months ended September 30, 2004 in connection with this matter. As of September 30, 2005, accrued liabilities includes $17.8 million related to this matter. At this time, the Company cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the related Securities and Exchange Commission (“SEC”) investigation; however, such payments, fines and/or penalties could have a material adverse effect on the Company’s business, financial condition and results of operations.
      The Company’s management has separately determined that the Company was not reporting reimbursements received from its customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). The Company’s customers reimburse it for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, the Company’s management has determined that the Company did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and the Company did not properly record expenses related to payroll taxes incurred by one of the Company’s foreign subsidiaries. In accordance with GAAP, the Company has restated its historical financial statements for the three and six months ended September 30, 2004 to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and the Company increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $11.9 million for the three months and $24.9 million for the six months ended September 30, 2004, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.3 million for the three months and $0.5 million for the six months ended September 30, 2004.

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      The impact of these adjustments on the condensed consolidated statements of income and cash flows is reflected in the tables below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2004		September 30, 2004

	(Unaudited)		(Unaudited)
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated
Statements of Income
Operating revenues	$158,724	$170,627	$306,106	$331,028
Direct costs	114,671	127,765	222,339	249,642
Total operating expenses	132,381	145,475	259,222	286,525
Operating income	26,343	25,152	46,884	44,503
Income before provision for taxes and minority interests	25,979	24,788	44,635	42,254
Provision for income taxes	7,794	7,988	13,391	13,778
Net income	18,036	16,651	31,006	28,238
Basic EPS	0.79	0.73	1.36	1.24
Diluted EPS	0.77	0.71	1.34	1.22

	Six Months Ended
	September 30, 2004

	(Unaudited)
	As
	Previously
	Reported	Restated
Statements of Cash Flows
Net income	$31,006	$28,238
Deferred taxes	3,057	3,687
Increase in accrued liabilities	104	2,242
Net cash provided by operating activities	47,482	47,482
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
      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”) to address the treatment of a special one time incentive provided in the Act for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Act provides for a special one-time tax deduction equal to 85% of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, which otherwise requires the effect of a new tax law to be recorded in the period of enactment. In September 2005, senior management approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Act. If the Company does repatriate the maximum amount called for in the DRIP, the related U.S. incremental tax liability associated with the total repatriated earnings would be approximately $5.3 million. Technical corrections, regulations and additional guidance from the U.S. Treasury related to the statute could impact the Company’s estimate of the tax liability associated with the potential range of repatriation. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. As of November 2005, the Company had received $30.9 million of repatriated funds intended to qualify under the Act, and the Company has reflected the tax in its overall effective tax rate for the six months ended September 30, 2005.
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
NOTE B — EARNINGS PER SHARE
      Basic earnings per common share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share for the three and six months ended September 30, 2005 excluded options to purchase 24,000 and 30,358 shares, respectively, at a weighted average exercise price of $36.61 and $36.06, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and six months ended September 30, 2004 excluded options to purchase 13,641 and 50,738 shares, respectively, at a weighted average exercise price of $32.61 and $27.99, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net income (in thousands):
Income available to common stockholders	$14,634	$16,651	$26,605	$28,238

Shares:
Weighted average number of common shares outstanding	23,341,508	22,933,036	23,330,652	22,794,337
Options and restricted stock units	276,850	392,056	272,276	331,894

Weighted average number of common shares outstanding, including assumed conversions	23,618,358	23,325,092	23,602,928	23,126,231

Basic earnings per share	$0.63	$0.73	$1.14	$1.24

Diluted earnings per share	$0.62	$0.71	$1.13	$1.22

      The Company accounts for its stock-based employee compensation under the principles prescribed by APB Opinion No. 25. SFAS No. 123 permits the continued use of the intrinsic-value based method prescribed by APB Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. As required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
stock-based employee compensation. The pro forma data presented below may not be representative of the effects on reported amounts for future years.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands, except per share amounts)
Net income, as reported:	$14,634	$16,651	$26,605	$28,238
Stock-based employee compensation expense included in reported net income, net of tax	67	64	97	90
Stock-based employee compensation expense, net of tax	(584)	(556)	(1,131)	(884)

Pro forma net income	$14,117	$16,159	$25,571	$27,444

Basic earnings per share:
Earnings per share, as reported	$0.63	$0.73	$1.14	$1.24
Stock-based employee compensation expense, net of tax	(0.02)	(0.02)	(0.04)	(0.03)

Pro forma basic earnings per share	$0.61	$0.71	$1.10	$1.21

Diluted earnings per share:
Earnings per share, as reported	$0.62	$0.71	$1.13	$1.22
Stock-based employee compensation expense, net of tax	(0.02)	(0.02)	(0.04)	(0.03)

Pro forma diluted earnings per share	$0.60	$0.69	$1.09	$1.19

NOTE C — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
      Norsk Helikopter AS — During the first quarter of fiscal 2006, the Company’s unconsolidated Norwegian affiliate, Norsk Helikopter AS (“Norsk”), completed the acquisition of Lufttransport A/ S, a Norwegian company, and its sister company Lufttransport AB, in Sweden, collectively operating 28 aircraft and engaged in providing air ambulance services in Scandinavia. In addition, in the first quarter of fiscal year 2006, Norsk committed to purchase three large aircraft. The purchase of these three aircraft, supported by a multi-year contract to provide helicopter services offshore in Norway, will be funded through additional borrowings by Norsk and additional funding by both of its shareholders.
      Mexican Joint Venture — Since the conclusion of the contract with Petroleós Mexicanos in February 2005, the Company’s 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche, S.A. de C.V. (“Heliservicio” and together “HC”) have experienced difficulties in meeting their obligations to make lease rental payments to the Company and RLR. During the six months ended September 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the three and six months ended September 30, 2005, $2.5 and $4.7 million, respectively, of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of equity in earnings of RLR has been reduced by $1.4 and $2.8 million, respectively, for revenues billed but not collected from HC.
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
NOTE D — LONG-TERM DEBT
      Long-term debt at September 30, 2005 and March 31, 2005 consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005

6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	20,581	21,116
Hemisco Helicopter International, Inc.	4,380	—
Short-term advance from customer	3,400	3,400
Note to Sakhalin Aviation Services Ltd.	621	641
Sakhalin debt	6,305	6,923

Total debt	265,287	262,080
Less current maturities	6,497	6,413

Total long-term debt	$258,790	$255,667

      At September 30, 2005, the Company had a $30 million unsecured line of credit with a U.S. bank that expires on August 31, 2006. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The Company had $0.7 million of outstanding letters of credit and no borrowings under this facility as of September 30, 2005.
      At September 30, 2005, Bristow Aviation Holdings, Ltd. (“Bristow”) had a £6.0 million ($10.6 million) facility for letters of credit, of which £3.6 million ($6.3 million) was outstanding, and a £1 million ($1.8 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire August 31, 2005, but has been extended to August 31, 2006.
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
      In fiscal year 2006, the Company entered into agreements with Eurocopter for the purchase of four large aircraft, all of which are expected to be delivered in the third quarter of fiscal year 2007, and for the purchase of four medium aircraft, three of which are expected to be delivered in the second half of fiscal year 2007 and one of which is expected to be delivered in the first quarter of fiscal year 2008. In addition, the Company entered into an agreement with Bell Helicopter for the purchase of six medium aircraft to be delivered in fiscal year 2006, all of which were delivered subsequent to June 2005. The Company also purchased five small used aircraft that were delivered in the first and second quarters of fiscal year 2006.
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
      As of September 30, 2005, the Company had $333.4 million remaining to be paid in connection with its aircraft purchase commitments.
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
      In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of the Company’s senior management, that there was a need to restate the Company’s historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. As of September 30, 2005, the Company has accrued $17.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for the six months ended September 30, 2005 and 2004 includes $2.0 million and $1.9 million, respectively, attributable to this accrual. At this time, the Company cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
      Through November 30, 2005, the Company has incurred approximately $11.2 million, including $4.8 million and $8.1 million in the three and six months ended September 30, 2005, respectively, in legal and other professional costs in connection with the Internal Review. The Company expects to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
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
      In a South American country where certain improper activities took place, the Company is negotiating to terminate its ownership interest in the joint venture that provides the Company with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, the Company derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by the Company to a third party for the use of the aircraft, and received approximately $0.3 million of dividend income from this joint venture. During the six months ended September 30, 2005, the Company derived approximately $4.2 million of leasing and other revenues, of which $2.4 million was paid by the Company to a third party for the use of the aircraft, and received no dividend income from this joint venture. Without a joint venture partner, the Company will be unable to maintain an operating license and its future activities in that country may be limited to leasing its aircraft to unrelated operating companies. The Company’s joint venture partners and agents are typically influential members of the local business community and instrumental in aiding the Company in obtaining contracts and managing its affairs in the local country. As a result of terminating these relationships, the Company’s ability to continue conducting business in these countries where the improper activities took place may be negatively affected. The Company may not be successful in its negotiations to terminate its ownership interest in the joint venture, and the outcome of such negotiations may negatively affect the Company’s ability to continue leasing its aircraft to the joint venture or unrelated operating companies or conducting other business in that country, to export its aircraft or to recover its investment in the joint venture.
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
      Hurricanes Katrina and Rita — As a result of Hurricanes Katrina and Rita, several of the Company’s shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, Hurricane Katrina caused a total loss of the Company’s Venice, Louisiana shorebase facility, and Hurricane Rita severely damaged the Creole, Louisiana base and flooded the Intracoastal City, Louisiana base. The Company recorded a $0.3 million net gain ($2.9 million in anticipated insurance recoveries offset by $2.6 million of involuntary conversion losses) during the three and six months ended September 30, 2005 related to property damage to these facilities. The Company reopened its Intracoastal City, Louisiana base in

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
December 2005 and expects to reopen its Venice and Creole, Louisiana bases in the fourth quarter of fiscal year 2006.
      Other Matters — The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company’s financial position, results of operations or cash flows.
NOTE F — EMPLOYEE BENEFIT PLANS
      The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Service cost for benefits earned during the period	$70	$73	$127	$145
Interest cost on pension benefit obligation	5,326	5,107	9,693	10,179
Expected return on assets	(4,845)	(4,743)	(8,818)	(9,453)
Prior service costs	—	—	—	—
Amortization of unrecognized experience losses	911	839	1,658	1,672

Net periodic pension cost	$1,462	$1,276	$2,660	$2,543

      The current estimate of cash contributions to the pension plans by the Company for the year ending March 31, 2006 is $9.9 million, $1.6 million of which was paid during the six months ended September 30, 2005.
NOTE G — COMPREHENSIVE INCOME
      Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Net income	$14,634	$16,651	$26,605	$28,238
Other comprehensive income:
Currency translation adjustments	(3,285)	(285)	(17,117)	(3,958)

Comprehensive income	$11,349	$16,366	$9,488	$24,280

NOTE H — SEGMENT INFORMATION
      The Company operates principally in two business segments: Helicopter Services and Production Management Services. Beginning in fiscal year 2006, the Company conducts the operations of its Helicopter Services segment through six business units: North America, South and Central America, Europe, West Africa, Southeast Asia and Other International. Previously, the Company conducted these operations through four business units: North America, North Sea, International and Technical Services. The Company provides Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name. The change in business units reflects changes made in fiscal year 2006 by the Company’s president and chief executive officer (its chief decision maker) and other senior management to the way they manage and evaluate the Company’s results of operations. Accordingly, the Company has modified its segment disclosure to reflect the change in

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
business units. The following shows reportable segment information for the three and six months ended September 30, 2005 and 2004, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Segment operating revenues from external customers:
Helicopter Services:
North America	$54,490	$40,531	$101,174	$79,876
South and Central America	9,865	13,805	19,321	27,465
Europe	63,497	62,079	123,619	117,817
West Africa	28,157	23,581	55,775	45,592
Southeast Asia	14,600	12,487	28,408	24,543
Other International	6,233	4,416	11,882	6,921

Total Helicopter Services	176,842	156,899	340,179	302,214
Production Management Services	16,921	14,613	33,872	28,289

Total segment operating revenues	$193,763	$171,512	$374,051	$330,503

Intersegment and intrasegment operating revenues:
Helicopter Services:
North America	$6,763	$5,756	$12,527	$11,602
South and Central America	450	225	900	625
Europe	4,267	4,059	8,438	7,903
West Africa	—	—	—	2
Southeast Asia	—	—	—	—
Other International	351	12	716	81

Total Helicopter Services	11,831	10,052	22,581	20,213
Production Management Services	21	17	39	32

Total intersegment and intrasegment operating revenues	$11,852	$10,069	$22,620	$20,245

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Consolidated operating revenues reconciliation:
Helicopter Services:
North America	$61,253	$46,287	$113,701	$91,478
South and Central America	10,315	14,030	20,221	28,090
Europe	67,764	66,138	132,057	125,720
West Africa	28,157	23,581	55,775	45,594
Southeast Asia	14,600	12,487	28,408	24,543
Other International	6,584	4,428	12,598	7,002
Intrasegment eliminations	(9,848)	(7,928)	(18,606)	(16,076)

Total Helicopter Services	178,825	159,023	344,154	306,351
Production Management Services	16,942	14,630	33,911	28,321
Corporate	2,792	1,349	5,591	5,144
Intersegment eliminations	(4,154)	(4,375)	(8,314)	(8,788)

Total consolidated operating revenues	$194,405	$170,627	$375,342	$331,028

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$14,592	$7,430	$24,375	$15,303
South and Central America	226	3,429	661	6,671
Europe	9,999	9,592	15,498	12,821
West Africa	2,076	2,684	4,445	5,041
Southeast Asia	377	963	1,084	2,066
Other International	889	(90)	1,796	(676)

Total Helicopter Services	28,159	24,008	47,859	41,226
Production Management Services	1,238	1,002	2,558	1,767
Gain (loss) on disposal of assets	(1,494)	3,558	(902)	6,156
Corporate	(5,808)	(3,416)	(12,375)	(4,646)

Total consolidated operating income	$22,095	$25,152	$37,140	$44,503

NOTE I — SUBSEQUENT EVENTS
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
      Stock Option and Restricted Stock Unit Grant — On December 29, 2005, the Company granted options to purchase 105,915 shares at an exercise price of $29.17 per share and granted 143,600 shares of restricted stock units pursuant to the 2004 Stock Incentive Plan. The options vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant. The restricted stock units fully vest on the fifth anniversary from the date of grant if the “Cumulative Annual Shareholder Return” (as defined in the restricted stock unit agreements) exceeds an annual average of 3% for the five year period. Partial vesting occurs on the third or fourth anniversary after the date of grant if the Cumulative Annual Shareholder Return equals or exceeds 10% with full vesting if such amount equals or exceeds 15%.
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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$16	$78,753	$115,636	$—	$194,405
Intercompany revenues	—	2,042	2,720	(4,762)	—

	16	80,795	118,356	(4,762)	194,405

Operating expenses:
Direct costs	(1,032)	54,622	90,322	—	143,912
Intercompany expenses	—	2,718	1,934	(4,652)	—
Depreciation and amortization	15	4,871	6,314	—	11,200
General and administrative	7,434	3,370	5,010	(110)	15,704
Loss (gain) on disposal of assets	(2)	(134)	1,630	—	1,494

	6,415	65,447	105,210	(4,762)	172,310

Operating income (loss)	(6,399)	15,348	13,146	—	22,095
Earnings (losses) from unconsolidated affiliates, net of losses	10,159	(1,227)	1,652	(10,211)	373
Interest income	13,671	44	1,048	(13,814)	949
Interest expense	(3,519)	(6)	(13,966)	13,814	(3,677)
Other income (expense), net	(107)	7	(669)	—	(769)

Income before provision for income taxes and minority interest	13,805	14,166	1,211	(10,211)	18,971
Allocation of consolidated income taxes	(867)	1,098	4,062	—	4,293
Minority interest	(38)	—	(6)	—	(44)

Net income (loss)	$14,634	$13,068	$(2,857)	$(10,211)	$14,634

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$32	$150,328	$224,982	$—	$375,342
Intercompany revenues	—	3,632	3,841	(7,473)	—

	32	153,960	228,823	(7,473)	375,342

Operating expenses:
Direct costs	(1,024)	107,679	178,471	—	285,126
Intercompany expenses	—	3,840	3,413	(7,253)	—
Depreciation and amortization	32	9,078	12,397	—	21,507
General and administrative	14,126	6,348	10,413	(220)	30,667
Loss (gain) on disposal of assets	4	(143)	1,041	—	902

	13,138	126,802	205,735	(7,473)	338,202

Operating income (loss)	(13,106)	27,158	23,088	—	37,140
Earnings (losses) from unconsolidated affiliates, net of losses	16,990	(2,037)	2,561	(17,095)	419
Interest income	27,205	88	2,175	(27,487)	1,981
Interest expense	(7,187)	(7)	(27,678)	27,487	(7,385)
Other income (expense), net	(455)	(1)	2,469	—	2,013

Income before provision for income taxes and minority interest	23,447	25,201	2,615	(17,095)	34,168
Allocation of consolidated income taxes	(3,237)	2,340	8,366	—	7,469
Minority interest	(79)	—	(15)	—	(94)

Net income (loss)	$26,605	$22,861	$(5,766)	$(17,095)	$26,605

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$221	$64,934	$105,472	$—	$170,627
Intercompany revenues	—	822	830	(1,652)	—

	221	65,756	106,302	(1,652)	170,627

Operating expenses:
Direct costs	14	47,903	79,848	—	127,765
Intercompany expenses	—	830	746	(1,576)	—
Depreciation and amortization	32	3,708	6,840	—	10,580
General and administrative	2,858	3,033	4,873	(76)	10,688
Gain on disposal of assets	—	(279)	(3,279)	—	(3,558)

	2,904	55,195	89,028	(1,652)	145,475

Operating income (loss)	(2,683)	10,561	17,274	—	25,152
Earnings from unconsolidated affiliates, net of losses	10,094	660	1,792	(10,145)	2,401
Interest income	12,473	19	887	(12,632)	747
Interest expense	(3,684)	(63)	(12,870)	12,632	(3,985)
Other income (expense), net	(5)	7	471	—	473

Income before provision for income taxes and minority interest	16,195	11,184	7,554	(10,145)	24,788
Allocation of consolidated income taxes	(496)	2,042	6,442	—	7,988
Minority interest	(40)	—	(109)	—	(149)

Net income	$16,651	$9,142	$1,003	$(10,145)	$16,651

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$450	$127,120	$203,458	$—	$331,028
Intercompany revenues	—	1,750	1,371	(3,121)	—

	450	128,870	204,829	(3,121)	331,028

Operating expenses:
Direct costs	27	93,074	156,541	—	249,642
Intercompany expenses	—	1,371	1,434	(2,805)	—
Depreciation and amortization	62	7,335	13,633	—	21,030
General and administrative	5,376	5,922	11,027	(316)	22,009
Gain on disposal of assets	—	(1,572)	(4,584)	—	(6,156)

	5,465	106,130	178,051	(3,121)	286,525

Operating income (loss)	(5,015)	22,740	26,778	—	44,503
Earnings from unconsolidated affiliates, net of losses	16,360	1,195	2,830	(16,464)	3,921
Interest income	24,286	28	1,614	(24,745)	1,183
Interest expense	(7,487)	(146)	(25,026)	24,745	(7,914)
Other income (expense), net	(14)	17	558	—	561

Income before provision for income taxes and minority interest	28,130	23,834	6,754	(16,464)	42,254
Allocation of consolidated income taxes	(237)	3,870	10,145	—	13,778
Minority interest	(129)	—	(109)	—	(238)

Net income (loss)	$28,238	$19,964	$(3,500)	$(16,464)	$28,238

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$21,781	$6,074	$66,420	$—	$94,275
Accounts receivable	20,197	62,635	115,526	(24,465)	173,893
Inventories	—	77,951	64,089	—	142,040
Prepaid expenses and other	359	1,992	8,127	—	10,478

Total current assets	42,337	148,652	254,162	(24,465)	420,686
Intercompany investment	280,404	1,048	—	(281,452)	—
Investments in unconsolidated affiliates	4,959	2,083	32,420	—	39,462
Intercompany notes receivable	574,228	—	11,714	(585,942)	—
Property and equipment — at cost:
Land and buildings	136	23,771	9,304	—	33,211
Aircraft and equipment	1,477	362,999	487,668	—	852,144

	1,613	386,770	496,972	—	885,355
Less: accumulated depreciation and amortization	(1,293)	(106,777)	(144,572)	—	(252,642)

	320	279,993	352,400	—	632,713
Goodwill	—	18,594	8,114	111	26,819
Other assets	7,876	424	36,101	—	44,401

	$910,124	$450,794	$694,911	$(891,748)	$1,164,081

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$518	$13,905	$29,173	$(5,385)	$38,211
Accrued liabilities	12,079	21,820	97,425	(19,081)	112,243
Deferred taxes	5,015	(621)	10,653	—	15,047
Current maturities of long-term debt	—	—	6,497	—	6,497

Total current liabilities	17,612	35,104	143,748	(24,466)	171,998
Long-term debt, less current maturities	234,380	—	24,410	—	258,790
Intercompany notes payable	10,669	117,873	457,400	(585,942)	—
Other liabilities and deferred credits	3,213	430	151,077	—	154,720
Deferred taxes	38,751	1,078	31,374	—	71,203
Minority interest	1,837	—	2,408	—	4,245
Stockholders’ investment:
Common stock	233	4,062	13,966	(18,028)	233
Additional paid-in capital	157,744	51,169	13,477	(64,646)	157,744
Retained earnings	416,320	241,078	(42,412)	(198,666)	416,320
Accumulated other comprehensive income (loss)	29,365	—	(100,537)	—	(71,172)

	603,662	296,309	(115,506)	(281,340)	503,125

	$910,124	$450,794	$694,911	$(891,748)	$1,164,081

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

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,437)	$48,638	$(1,875)	$(39,013)	$5,313

Cash flows from investing activities:
Capital expenditures	(265)	(44,162)	(13,073)	—	(57,500)
Proceeds from asset dispositions	73	1,791	2,585	—	4,449

Net cash provided by (used in) investing activities	(192)	(42,371)	(10,488)	—	(53,051)

Cash flows from financing activities:
Repayment of debt	—	—	(1,483)	—	(1,483)
Repayment of intercompany debt	(1)	(4,600)	(12)	4,613	—
Dividends paid	—	(3,500)	(30,900)	34,400	—
Partial prepayment of put/call obligation	(66)	—	—	—	(66)
Issuance of common stock	530	—	—	—	530

Net cash provided by (used in) financing activities	463	(8,100)	(32,395)	39,013	(1,019)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,408)	—	(3,408)

Net decrease in cash and cash equivalents	(2,166)	(1,833)	(48,166)	—	(52,165)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$21,781	$6,074	$66,420	$—	$94,275

OFFSHORE LOGISTICS, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$5,638	$24,792	$42,885	$(25,833)	$47,482

Cash flows from investing activities:
Capital expenditures	(89)	(27,873)	(1,917)	251	(29,628)
Proceeds from asset dispositions	8,011	10,651	12,079	(251)	30,490
Acquisition, net of cash received	—	—	(1,986)	—	(1,986)
Investments in subsidiaries	—	—	(233)	—	(233)

Net cash provided by (used in) investing activities	7,922	(17,222)	7,943	—	(1,357)

Cash flows from financing activities:
Proceeds from borrowings	—	—	569	(569)	—
Repayment of debt	—	—	(687)	—	(687)
Repayment of intercompany debt	(18,402)	(8,000)	—	26,402	—
Re-purchase of shares from minority interests	(7,389)	—	—	—	(7,389)
Issuance of common stock	11,038	—	—	—	11,038

Net cash used in financing activities	(14,753)	(8,000)	(118)	25,833	2,962

Effect of exchange rate changes on cash and cash equivalents	—	—	(509)	—	(509)

Net increase (decrease) in cash and cash equivalents	(1,193)	(430)	50,201	—	48,578
Cash and cash equivalents at beginning of period	31,106	7,892	46,681	—	85,679

Cash and cash equivalents at end of period	$29,913	$7,462	$96,882	$—	$134,257

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Offshore Logistics, Inc.:
      We have reviewed the condensed consolidated balance sheet of Offshore Logistics, Inc. and subsidiaries as of September 30, 2005 and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
      As discussed in Note A to the Condensed Notes to Consolidated Financial Statements, the condensed consolidated statements of income and cash flows for the three-month and six-month periods ended September 30, 2004 have been restated.
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
      Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (“Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2005 and 2004, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2005 and 2004, respectively.
      Amounts previously reported for the Comparable Quarter and Period have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” below for further discussion of these matters.
Forward-Looking Statements
      This Form 10-Q for September 30, 2005 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words. All statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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

      We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. As of September 30, 2005, we operated 331 aircraft and our unconsolidated affiliates operated an additional 140 aircraft throughout the world. The following table sets forth the number of our aircraft operated as of the dates indicated:

	As of March 31,	As of September 30,
	2005	2005

North America	166	174
South and Central America	34	34
Europe	45	47
West Africa	45	44
Southeast Asia	22	24
Other International	8	8

Total	320	331

Additional aircraft operated by unconsolidated affiliates	113	140

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

Operating Results
      The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004(1)	2005	2004(1)

	(Unaudited)		(Unaudited)
		(Restated)		(Restated)
	(In thousands)
Operating revenues	$194,405	$170,627	$375,342	$331,028
Direct costs	(143,912)	(127,765)	(285,126)	(249,642)
Depreciation and amortization	(11,200)	(10,580)	(21,507)	(21,030)
General and administrative	(15,704)	(10,688)	(30,667)	(22,009)
Gain (loss) on disposal of assets	(1,494)	3,558	(902)	6,156

Operating income	22,095	25,152	37,140	44,503
Earnings from unconsolidated affiliates, net of losses	373	2,401	419	3,921
Interest expense, net	(2,728)	(3,238)	(5,404)	(6,731)
Other income, net	(769)	473	2,013	561

Income before provision for income taxes and minority interest	18,971	24,788	34,168	42,254
Provision for income taxes	(4,293)	(7,988)	(7,469)	(13,778)
Minority interest	(44)	(149)	(94)	(238)

Net income	$14,634	$16,651	$26,605	$28,238

(1)	Amounts previously reported for the Comparable Quarter and Period have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” below for further discussion of these matters.

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
      As discussed further in our Annual Report, in connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there is a need to restate our historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. As of September 30, 2005, we have accrued $17.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for the Current Quarter and Period includes $1.1 million and $2.0 million, respectively, attributable to this accrual. Operating income for the Comparable Quarter and Period includes $0.9 million and $1.9 million, respectively, attributable to this accrual. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.
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
      Through November 30, 2005, we have incurred approximately $11.2 million, including $4.8 million and $8.1 million in the Current Quarter and Period, respectively, in legal and other professional costs in connection with the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
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

      In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, we derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by us to a third party for the use of the aircraft, and received approximately $0.3 of dividend income from this joint venture. During the Current Period, we derived approximately $4.2 million of leasing and other revenues, of which $2.4 million was paid by us to a third party for the use of the aircraft, and received no dividend income from this joint venture. Without a joint venture partner, we will be unable to maintain an operating license and our future activities in that country may be limited to leasing our aircraft to unrelated operating companies. Our joint venture partners and agents are typically influential members of the local business community and instrumental in aiding us in obtaining contracts and managing our affairs in the local country. As a result of terminating these relationships, our ability to continue conducting business in these countries where the improper activities took place may be negatively affected. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies or conducting other business in that country, to export our aircraft or to recover its investment in the joint venture.
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

Restatement of Previously Reported Amounts
      As a result of the Internal Review findings discussed further in Note E in the “Condensed Notes to Consolidated Financial Statements”, we restated our historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. For further information regarding the Internal Review and related matters, including our restatement of our historical financial statements, refer to the Annual Report. Our restated condensed consolidated statements of income included in this Quarterly Report reflect reductions in operating income of $1.0 million for the Comparable Quarter and $1.9 million for the Comparable Period in connection with this matter. As of September 30, 2005, accrued liabilities includes $17.8 million related to this matter. At this time, we cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the related SEC investigation; however, such payments, fines and/or penalties could have a material adverse effect on our business, financial condition and results of operations.

      Our management has separately determined that we were not reporting reimbursements received from our customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). Our customers reimburse us for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, our management has determined that we did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and we did not properly record expenses related to payroll taxes incurred by one of our foreign subsidiaries. In accordance with GAAP, we have restated our historical financial statements for the Comparable Quarter and Period, to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and we increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $11.9 million for the Comparable Quarter and $24.9 million for the Comparable Period, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.3 million for the Comparable Quarter and $0.5 million for the Comparable Period.
      The impact of these adjustments on the consolidated statements of income and cash flows is reflected in the tables below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2004		September 30, 2004

	(Unaudited)		(Unaudited)
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated
Statements of Income
Operating revenues	$158,724	$170,627	$306,106	$331,028
Direct costs	114,671	127,765	222,339	249,642
Total operating expenses	132,381	145,475	259,222	286,525
Operating income	26,343	25,152	46,884	44,503
Income before provision for taxes and minority interests	25,979	24,788	44,635	42,254
Provision for income taxes	7,794	7,988	13,391	13,778
Net income	18,036	16,651	31,006	28,238
Basic EPS	0.79	0.73	1.36	1.24
Diluted EPS	0.77	0.71	1.34	1.22

	Six Months Ended
	September 30, 2004

	(Unaudited)
	As
	Previously
	Reported	Restated
Statements of Cash Flows
Net income	$31,006	$28,238
Deferred taxes	3,057	3,687
Increase in accrued liabilities	104	2,242
Net cash provided by operating activities	47,482	47,482
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
      In December 2005, we were informed that we were not awarded the contract extension commencing in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency. During fiscal year 2005 and for the Current Period, we had $26.4 million and $13.9 million, respectively, in operating revenues associated with this contract.
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
      For the Current Period, our North America, South and Central America, Europe, West Africa, Southeast Asia and Other International contributed 27%, 5%, 33%, 15%, 8% and 3%, respectively, of our operating revenue. We expect that the percentage of our operating revenue derived from our Southeastern Asia and Other International operations will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the Current Period.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America	37,454	32,606	73,232	64,424
South and Central America	10,113	11,868	19,629	23,747
Europe	10,263	11,685	19,994	22,442
West Africa	8,904	8,606	17,539	16,403
Southeast Asia	3,005	2,822	5,727	5,509
Other International	1,410	570	2,722	1,156

Total	71,149	68,157	138,843	133,681

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004(2)	2005	2004(2)

		(Restated)		(Restated)
	(In thousands, except percentages)
Operating revenue:
Helicopter Services:
North America	$61,253	$46,287	$113,701	$91,478
South and Central America	10,315	14,030	20,221	28,090
Europe	67,764	66,138	132,057	125,720
West Africa	28,157	23,581	55,775	45,594
Southeast Asia	14,600	12,487	28,408	24,543
Other International	6,584	4,428	12,598	7,002
Intrasegment eliminations	(9,848)	(7,928)	(18,606)	(16,076)

Total Helicopter Services	178,825	159,023	344,154	306,351
Production Management Services	16,942	14,630	33,911	28,321
Corporate	2,792	1,349	5,591	5,144
Intersegment eliminations	(4,154)	(4,375)	(8,314)	(8,788)

Consolidated total	$194,405	$170,627	$375,342	$331,028

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004(2)	2005	2004(2)

		(Restated)		(Restated)
	(In thousands, except percentages)
Operating expenses(1):
Helicopter Services
North America	$46,661	$38,857	$89,326	$76,175
South and Central America	10,089	10,601	19,560	21,419
Europe	57,765	56,546	116,559	112,899
West Africa	26,081	20,897	51,330	40,553
Southeast Asia	14,223	11,524	27,324	22,477
Other International	5,695	4,518	10,802	7,678
Intrasegment eliminations	(9,848)	(7,928)	(18,606)	(16,076)

Total Helicopter Services	150,666	135,015	296,295	265,125
Production Management Services	15,704	13,628	31,353	26,554
Gain (loss) on disposal of assets	1,494	(3,558)	902	(6,156)
Corporate	8,600	4,765	17,966	9,790
Intersegment eliminations	(4,154)	(4,375)	(8,314)	(8,788)

Consolidated total	$172,310	$145,475	$338,202	$286,525

Operating income:
Helicopter Services
North America	$14,592	$7,430	$24,375	$15,303
South and Central America	226	3,429	661	6,671
Europe	9,999	9,592	15,498	12,821
West Africa	2,076	2,684	4,445	5,041
Southeast Asia	377	963	1,084	2,066
Other International	889	(90)	1,796	(676)

Total Helicopter Services	28,159	24,008	47,859	41,226
Production Management Services	1,238	1,002	2,558	1,767
Gain (loss) on disposal of assets	(1,494)	3,558	(902)	6,156
Corporate	(5,808)	(3,416)	(12,375)	(4,646)

Consolidated total	$22,095	$25,152	$37,140	$44,503

Operating margin:
Helicopter Services
North America	23.8%	16.1%	21.4%	16.7%
South and Central America	2.2%	24.4%	3.3%	23.7%
Europe	14.8%	14.5%	11.7%	10.2%
West Africa	7.4%	11.4%	8.0%	11.1%
Southeast Asia	2.6%	7.7%	3.8%	8.4%
Other International	13.5%	(2.0)%	14.3%	(9.7)%

Total Helicopter Services	15.7%	15.1%	13.9%	13.5%
Production Management Services	7.3%	6.8%	7.5%	6.2%

Consolidated total	11.4%	14.7%	9.9%	13.4%

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Helicopter Services:
North America	$4,264	$3,604	$8,362	$7,140
South and Central America	531	513	1,070	1,063
Europe	3,695	4,699	7,462	9,460
West Africa	815	282	1,108	545
Southeast Asia	264	62	216	120
Other International	456	354	923	526

Total Helicopter Services	10,025	9,514	19,141	18,854
Production Management Services	48	48	98	95
Corporate	1,127	1,018	2,268	2,081

Consolidated total	$11,200	$10,580	$21,507	$21,030

(2)	Amounts previously reported for the Comparable Quarter and Period have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than netting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” above for further discussion of these matters.
Quarter ended September 30, 2005 compared to Quarter ended September 30, 2004

Consolidated Results
      Our operating revenues increased to $194.4 million for the Current Quarter from $170.6 million for the Comparable Quarter. The increase in operating revenues occurred in both our Helicopter Services segment and our Production Management Services segment. Our operating expenses for the Current Quarter increased to $172.3 million from $145.5 million for the Comparable Quarter. The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates and higher professional fees due to the Internal Review. In addition, we had a loss on disposal of assets of $1.5 million in the Current Quarter as compared to a gain of $3.6 million in the Comparable Quarter. As a result, our operating income and operating margin for the Current Quarter decreased to $22.1 million and 11.4%, respectively, compared to $25.2 million and 14.7%, respectively, for the Comparable Quarter.
      Net income for the Current Quarter of $14.6 million represents a $2.0 million decrease from the Comparable Quarter. This decrease primarily resulted from a lower operating income for the Current Quarter as compared to the Comparable Quarter. Set forth below is a discussion of the results of operations of our segments and business units.

Helicopter Services
      Operating revenues from Helicopter Services increased to $178.8 million for the Current Quarter from $159.0 million for the Comparable Quarter, and operating expenses increased to $150.7 million from $135.0 million. This resulted in an operating margin of 15.7% as compared to 15.1% in the Comparable Quarter. Helicopter Services results are further explained below by business unit.

      North America. Operating revenues from North America increased to $61.3 million, or 32.4%, during the Current Quarter from $46.3 million in the Comparable Quarter, and flight activity increased by 14.9%. The increase in operating revenues is due to a rate increase of 8% for the U.S. Gulf of Mexico that is being phased in beginning in May 2005 and an increase in ad hoc flights for hurricane evacuations for the Current Quarter.
      Operating expenses from North America increased to $46.7 million for the Current Quarter from $38.9 million for the Comparable Quarter. The increase was primarily due to higher labor costs due to salary increases and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon.
      Our operating margin in North America increased to 23.8% for the Current Quarter from 16.1% for the Comparable Quarter primarily due to the higher revenues discussed above.
      South and Central America. Operating revenues for South and Central America decreased by 26.5% for the Current Quarter from the Comparable Quarter due to a 19.4% reduction in flight activity in Mexico and Brazil. The reduction in flight activity and operating revenues was offset in part by an increase in Trinidad. In Mexico, activity decreased 21.9% and operating revenues decreased 64.1% due to the conclusion of the contract with Petroleós Mexicanos (“PEMEX”)in February 2005. As a result, the Company’s 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche, S.A. de C.V. (“Heliservicio” and together “HC”) have experienced difficulties in meeting their obligations to make lease rental payments to the Company and Rotorwing Leasing Resources, L.L.C. (“RLR”). During the three months ended September 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the three months ended September 30, 2005, $2.5 million of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of the equity in earnings of RLR has been reduced by $1.4 million for revenues billed but not collected from HC. Brazil’s activity and operating revenues decreased 14.9% and 14.7%, respectively, due to the conclusion of contracts for two aircraft, one in August 2004 and the other in October 2004. In Trinidad, flight activity increased 16.3% and operating revenues increased 26.3% due to the renewal of a contract in November 2004. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil and upon such termination, absent our development of a satisfactory relationship with another local operating company, we expect to experience a substantial reduction in business activity in Brazil in future periods.
      Operating expenses for South and Central America decreased by $0.5 million during the Current Quarter from the Comparable Quarter as a result of lower maintenance and lease costs due to the reduction in flight activity.
      Since the conclusion of the PEMEX contract in February 2005, we have taken several actions to improve the financial condition and profitability of HC, and as discussed further in Note C in the “Condensed Notes to Consolidated Financial Statements,” on August 19, 2005, a recapitalization of Heliservicio was completed. We are continuing to evaluate certain actions to return HC’s operations to profitability, including reducing the number of aircraft to a lower level based on current utilization, and we are actively seeking other markets in which to redeploy the aircraft in Mexico that are currently operating on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.
      Operating income and the operating margin for South and Central America decreased to $0.2 million and 2.2% for the Current Quarter from $3.4 million and 24.4% for the Comparable Quarter as a result of the lower operating revenues discussed above.
      Europe. Operating revenues from Europe increased for the Current Quarter to $67.8 million, or 2.6% from $66.1 million for the Comparable Quarter while flight hours decreased by 12.2% between the Current Quarter and the Comparable Quarter. The reduction in flight hours was due primarily to a change in our lease arrangements in Norway and the sale of certain technical services contracts in November 2004. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Operating revenues for technical services in the U.K. decreased to $3.0 million for the Current Quarter from $6.3 million for the Comparable Quarter due to the downsizing of our technical services operations in the U.K. in fiscal year 2005.
      Excluding the flight hours for Norway and the technical services contracts that were sold, flight activity increased by 9.6%. The majority of this increase in flight hours related to the start of two contracts within the North Sea. One contract commenced in April 2005 and the second contract commenced in July 2005.
      Operating expenses for Europe increased $1.2 million for the Current Quarter compared to the Comparable Quarter. Excluding foreign exchange effects of approximately $1.1 million, operating expenses increased 4.1% for the Current Quarter compared to the Comparable Quarter. The decrease in operating expenses due to the downsizing of our technical services operations in the U.K. was offset by an increase in operating expenses due to an increase in activity in the North Sea and higher fuel rates in the Current Quarter versus the Comparable Quarter. The operating margin in Europe for the Current Quarter was 14.8% which is approximately constant with the operating margin for the Comparable Quarter of 14.5%.
      West Africa. Operating revenues from West Africa increased in the Current Quarter to $28.2 million, or 19.5%, from $23.6 million in the Comparable Quarter, primarily as a result of a 3.5% increase in flight activity from the Comparable Quarter. Additional ad hoc flying in Nigeria and a contract for two medium aircraft in Mauritania that began in September 2004 were the principle drivers for the increased flight activity.
      Operating expenses for West Africa increased in the Current Quarter to $26.1 million, or 24.9%, from $20.9 million in the Comparable Quarter. The increase was primarily as a result of higher salary expense due to the increase in activity. The operating margin in Africa decreased to 7.4% in the Current Quarter from 11.4% in the Comparable Quarter.
      Approximately 14.5% of our revenues for the Current Quarter came from Nigeria. As a result of the potential cancellation by customers of their contracts with us, we may experience a substantial reduction in business activity in Nigeria in future periods.
      Southeast Asia. Operating revenues from Southeast Asia increased 16.9% from $12.5 million for the Comparable Quarter to $14.6 million for the Current Quarter due to a 6.5% increase in flight activity. The higher revenues and flight activity was noted in Australia with an offset in China. Australia’s activity and operating revenues increased 15.8% and 27.6%, respectively, over the Comparable Quarter primarily due to higher ad hoc flying. China’s flight activity and operating revenues for the Current Quarter decreased 20.2% and 26.2%, respectively, from the Comparable Quarter primarily due to having one less aircraft on contract.
      Operating expenses increased to $14.2 million, or 23.5%, during the Current Quarter from $11.5 million for the Comparable Quarter. As a result of higher expenses during the Current Quarter, the operating margin decreased to 2.6% from 7.7% in the Comparable Quarter.
      Other International. Operating revenues for Other International increased to $6.6 million during the Current Quarter from $4.4 million for the Comparable Quarter. The increase in operating revenues was primarily due to increased flight activity of 840 hours. Higher activity was noted throughout our Other International locations, particularly in Russia, Egypt and Turkmenistan.
      Operating expenses increased from $4.5 million for the Comparable Quarter to $5.7 million for the Current Quarter. The increase in operating expenses is primarily due to higher salary and maintenance costs. As a result of the higher operating revenues, our operating margin for Other International increased to 13.5% in the Current Quarter from (2.0)% in the Comparable Quarter.

Production Management Services
      Operating revenues from the Production Management Services segment increased to $16.9 million during the Current Quarter, as compared to $14.6 million for the Comparable Quarter primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $15.7 million for the Current Quarter from $13.6 million for the Comparable Quarter, primarily due to higher transportation costs associated with the increase in activity. As a result of the higher revenue, our operating margin increased to 7.3% from 6.8% in the Comparable Quarter.

General and Administrative Costs
      Excluding the restructuring changes for our U.K. operations of $0.3 million that are included within the Comparable Quarter, consolidated general and administrative costs increased by $4.7 million for the Current Quarter primarily due to higher professional fees. We incurred $4.8 million in the connection with the Internal Review during the Current Quarter.

Other Income, Net
      Other income, net, for the Current Quarter was $(0.8) million compared to $0.5 million for the Comparable Quarter. The Current Quarter includes a $1.0 million charge for the impairment of our investment in Aeroleo Taxi Aereo S.A., the Brazilian joint venture we are in the process of terminating. The amount for the Comparable Quarter primarily represents foreign currency transaction gains and losses. These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British pound, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Provision for Income Taxes
      The provision for income taxes decreased in the Current Quarter by $3.7 million as a result of a decrease in the Company’s overall effective tax rate from 32.2% for the Comparable Quarter to 22.6% for the Current Quarter. This decrease is primarily attributable to the impact of the reversal of reserves for tax contingencies due to expiration of the related statutes of limitations.
Six months ended September 30, 2005 compared to Six months ended September 30, 2004

Consolidated Results
      Our operating revenues increased to $375.3 million for the Current Period from $331.0 million for the Comparable Period. The increase in operating revenues was noted in both our Helicopter Services segment and our Production Management Services segment. Our operating expenses for the Current Period increased to $338.2 million from $286.5 million for the Comparable Period. The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates and higher professional fees due to the Internal Review. In addition, we had a loss on disposal of assets of $0.9 million for the Current Period as compared to a gain on disposal of assets of $6.2 million for the Comparable Period. As a result, our operating income and operating margin for the Current Period decreased to $37.1 million and 9.9%, respectively, compared to $44.5 million and 13.4%, respectively, for the Comparable Period.
      Net income for the Current Period of $26.6 million represents a $1.6 million decrease from the Comparable Period. This decrease primarily resulted from lower operating income offset in part by a lower effective tax rate and an increase in other income resulting from lower foreign exchange losses in the Current Period as compared to the Comparable Period. Set forth below is a discussion of the results of operations of our segments and business units.

Helicopter Services
      Operating revenues from Helicopter Services increased to $344.2 million for the Current Period from $306.4 million for the Comparable Period, and operating expenses increased to $296.3 million from $265.1 million. This resulted in an operating margin of 13.9% as compared to 13.5% in the Comparable Period. Helicopter Services results are further explained below by business unit.
      North America. Operating revenues from North America increased by 24.3% during the Current Period from the Comparable Period, and flight activity increased by 13.7%. This increase in operating revenues is due to the effect in the Current Period of an 8% rate increase for the U.S. Gulf of Mexico that is being phased in beginning in May 2005, and an increase in ad hoc flights for hurricane evacuations for the Current Period.

      Operating expenses from North America increased to $89.3 million for the Current Period from $76.2 million for the Comparable Period. The increase was primarily due to higher labor costs due to salary increases, higher maintenance due to increased flight activity and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon.
      Our operating margin in North America increased to 21.4% for the Current Period from 16.7% for the Comparable Period primarily due to the higher revenues discussed above.
      South and Central America. Operating revenues for South and Central America decreased to $20.2 million, or 28.1%, from $28.1 million for the Current Period from the Comparable Period due to a 22.7% reduction in flight activity in Mexico and Brazil. In Mexico, flight activity decreased 20.7% and operating revenue decreased 62.0% during the Current Period as compared to the Comparable Period. The reduction in flight activity and revenues is due to the conclusion of the contract with PEMEX in February 2005. As a result, the Company’s 49% owned unconsolidated affiliates, Hemisco and Heliservicio have experienced difficulties in meeting their obligations to make lease rental payments to the Company and RLR. During the six months ended September 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the six months ended September 30, 2005, $4.7 million of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of the equity in earnings of RLR has been reduced by $2.8 million for revenues billed but not collected from HC. Brazil’s activity and operating revenues decreased 26.0% and 21.3%, respectively, due to the conclusion of contracts for two aircraft, one in August 2004 and the other in October 2004. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil, and upon such termination, absent our development of a satisfactory relationship with another local operating company, we expect to experience a substantial reduction in business activity in Brazil in future periods.
      Operating expenses for South and Central America decreased by $1.9 million during the Current Period compared to the Comparable Period as a result of lower maintenance and lease costs due to the reduction in flight activity.
      Since the conclusion of the PEMEX contract in February 2005, we have taken several actions to improve the financial condition and profitability of HC, and as discussed further in Note C in the “Condensed Notes to Consolidated Financial Statements,” on August 19, 2005, a recapitalization of Heliservicio was completed. We are continuing to evaluate certain actions to return HC’s operations to profitability, including reducing the number of aircraft to a lower level based on current utilization, and we are actively seeking other markets in which to redeploy the aircraft in Mexico that are currently operating on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.
      Operating income for South and Central America decreased to $0.7 million for the Current Period from $6.7 million for the Comparable Period as a result of the lower operating revenues discussed above. The operating margin for this business unit was 3.3% for the Current Period as compared to 23.7% for the Comparable Period.
      Europe. Operating revenues from Europe increased for the Current Period to $132.1 million, or 5.1%, from $125.7 million for the Comparable Period. Excluding foreign exchange effects, revenue from these operations increased by 5.1% while flight hours decreased by 10.9% between the Current Period and the Comparable Period. The reduction in flight hours was due primarily to a change in our lease arrangements in Norway and the sale of certain technical services contracts in November 2004. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Operating revenues for technical services in the U.K. decreased to $5.8 million for the Current Period from $13.2 million for the Comparable Period due to the downsizing of our technical services operations in the U.K. in fiscal year 2005.
      Excluding the flight hours for Norway and the technical services contracts that were sold, flight activity increased by 14.7%. The majority of this increase in flight hours related to the start of two contracts within the North Sea. One contract commenced in April 2005 and the second contract commenced in July 2005.

      Operating expenses for Europe were $116.6 million for the Current Period compared to $112.9 million for the Comparable Period. The increase in operating expenses was due to an increase in flight activity in our North Sea operations and higher fuel rates. This increase was offset in part by the downsizing of our technical services operation in the U.K. The operating margin in Europe increased to 11.7% from 10.2% between the Current Period and the Comparable Period.
      West Africa. Operating revenues from West Africa increased in the Current Period to $55.8 million, or 22.4%, from $45.6 million in the Comparable Period primarily as a result of a 6.9% increase in flight activity from the Comparable Period. Additional ad hoc flying in Nigeria and a contract for two medium aircraft in Mauritania that began in September 2004 were the principle drivers for the increased flight activity.
      Operating expenses for West Africa increased in the Current Period to $51.3 million, or 26.4%, from $40.6 million in the Comparable Period. The increase was primarily due to higher salary and maintenance expense due to the increase in activity. The operating margin in Africa decreased to 8.0% in the Current Period from 11.1% in the Comparable Period.
      Approximately 14.7% of our revenues for the Current Period came from Nigeria. As a result of the potential cancellation by customers of their contracts with us, we may experience a substantial reduction in business activity in Nigeria in future periods.
      Southeast Asia. Operating revenues from Southeast Asia increased 15.9% from $24.5 million for the Comparable Period to $28.4 million for the Current Period due to a 4.0% increase in flight activity. The higher revenues and flight activity was noted in Australia with an offset in China. Australia’s activity and operating revenues increased 15.3% and 28.1%, respectively, over the Comparable Period primarily due to the utilization of an additional large aircraft and higher ad hoc flying. China’s flight activity and operating revenues for the Current Period decreased 30.2% and 32.0%, respectively, from the Comparable Period primarily due to having one less aircraft on contract.
      Operating expenses increased to $27.3 million, or 21.3%, during the Current Period from $22.5 million for the Comparable Period. As a result of higher expenses during the Current Period, the operating margin decreased to 3.8% from 8.4% in the Comparable Period.
      Other International. Operating revenues for Other International increased to $12.6 million during the Current Period from $7.0 million for the Comparable Period. The increase in operating revenues was primarily due to increased flight activity of 1,566 hours. Higher activity was noted throughout our Other International locations, particularly Russia, Egypt and Turkmenistan.
      Operating expenses increased from $7.7 million for the Comparable Period to $10.8 million for the Current Period. The increase in operating expenses is primarily due to higher salary and maintenance costs and increased activity throughout our Other International locations. As a result of the higher operating revenues, our operating margin for Other International increased to 14.3% in the Current Period from (9.7)% in the Comparable Period.

Production Management Services
      Operating revenues from the Production Management Services segment increased by 19.7% during the Current Period, as compared to the Comparable Period primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $31.4 million for the Current Period from $26.6 million for the Comparable Period, primarily due to higher labor and transportation costs associated with the increase in activity. As a result of the higher revenue, our operating margin increased to 7.5% from 6.2% in the Comparable Period.

General and Administrative Costs
      Consolidated general and administrative costs increased by $8.7 million for the Current Period. Excluding the $1.1 million of restructuring charges for our U.K. operations that are included within the Comparable Period, general and administrative costs increased $9.8 million. The increase is primarily due to higher compensation costs and higher professional fees. Professional fees in the Current Period included approximately $8.1 million in connection with the Internal Review.

Other Income, Net
      Other income, net, for the Current Period was $2.0 million compared to $0.6 million for the Comparable Period and primarily reflects foreign currency transaction gains and losses. These gains and losses arise from the consolidation of our U.K. operations, whose functional currency is the British pound sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Provision for Income Taxes
      The provision for income taxes decreased for the Current Period by $6.3 million as a result of a decrease in the Company’s overall effective tax rate from 32.6% for the Comparable Period to 21.9% for the Current Period. This decrease is primarily attributable to the impact of the reversal of reserves for tax contingencies due to expiration of the related statutes of limitations.
Liquidity and Capital Resources
      During the Current Period, our primary source of funds to meet working capital needs, service debt and fund capital expenditures was existing cash and cash equivalents. We believe that our future cash flow from operations, our existing U.S. revolving credit facility and alternative financing sources will be sufficient to meet our working capital, capital expenditure and debt service needs in the foreseeable future. We will likely need to raise additional funds through public or private debt or equity financings to finance existing commitments under our fleet renewal program and to execute our growth strategy. See “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” in the Annual Report.

Operating Activities
      Cash and cash equivalents were $94.3 million as of September 30, 2005, a $52.2 million decrease from March 31, 2005. Working capital as of September 30, 2005 was $248.7 million, a $22.1 million decrease from March 31, 2005. The decrease in working capital during the Current Period was primarily the result of the decrease in cash and cash equivalents of $52.2 million offset in part by an increase in accounts receivable and inventories.
      For the Current Period, the Company had net cash flows provided by operating activities of $5.3 million as compared to $47.5 million for the Comparable Period. This decrease was primarily a result of an increase in accounts receivable and inventories during the Current Period and a decline in dividends received from unconsolidated affiliates.

Investing Activities
      Cash flows used in investing activities were $53.1 million and $1.4 million for the Current and Comparable Periods, respectively. The following table shows capital expenditures (including expenditures financed with short-term notes) for the period (in thousands):

	Six Months Ended
	September 30,

	2005	2004

Aircraft and related equipment	$46,217	$24,802
Other	25,915	4,826

Total capital expenditures	$72,132	$29,628

      During the Current Period, we received proceeds of $4.4 million primarily from the disposal of four aircraft and certain equipment, which resulted in a net loss of $0.9 million. During the Comparable Period, we received proceeds of $30.5 million primarily from the disposal of 16 aircraft and certain equipment, which resulted in a net gain of $6.2 million.
      In fiscal year 2003, we initiated a fleet renewal program. Under the program, we expect to incur additional capital expenditures over the next five to seven fiscal years to replace certain of our aircraft and upgrade strategic base facilities. As of September 30, 2005, we have expended $131.5 million as deposits and progress payments toward firm purchase commitments of $426.3 million under our fleet renewal program. Subsequent to September 30, 2005, we made additional payments under the program of $32.3 million, and we did not enter into any additional firm purchase commitments. To the extent they occur, any sales and trade-ins of older aircraft will reduce these projected expenditures. We plan to use internally generated funds and alternative financing sources, if needed, to meet our obligations under the program.
      Apart from commitments under our fleet renewal program, we purchased five small aircraft for $6.4 million during the Current Period and paid deposits of $11.0 million for five large aircraft. Additionally, subsequent to September 30, 2005, we paid a deposit of $5.7 million for four medium aircraft. These aircraft acquisitions were made with existing cash and were made to fulfill customer contract requirements. As of September 30, 2005, we have expended $30.0 million in deposits and progress payments (including $19.1 million from trade-ins) pursuant to firm purchase commitments of $80.9 million (excluding commitments under our fleet renewal program). Subsequent to September 30, 2005 we also entered into firm purchase commitments for aircraft outside of our fleet renewal program of $74.7 million.

Financing Activities
      Cash flows provided by (used in) financing activities were $(1.0) million and $3.0 million for the Current and Comparable Periods, respectively. Total debt as of September 30, 2005 was $265.3 million, an increase of $3.2 million since March 31, 2005.
      Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases. Each lease has an end of lease purchase option at ten years, an early purchase option at 60 months (January 2011), and an early termination option at 24 months (January 2008). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate. The deferred gain will be amortized as a reduction in lease expense over the 10 year lease term in proportion to the rent payments. Additional collateral in the amount of at least $11.8 million is to be provided until the conclusion of the SEC investigation related to the Internal Review. A portion of the proceeds ($10.3 million) has been retained by the lessor pending the provision of such collateral.
      Revolving Credit Facility. As of September 30, 2005, we had a $30.0 million revolving credit facility with a U.S. bank that expires on August 31, 2006. This facility is subject to a sub-limit of $10.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under this facility. Borrowings under this facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had no amounts drawn under this facility as of September 30, 2005, but did have $0.7 million of letters of credit utilized which reduced availability under this facility. As of June 30, 2005, we were in default of various financial information reporting covenants for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank initially provided a waiver through August 14, 2005, and subsequently provided a second waiver through November 15, 2005. Waivers were extended through December 15, 2005 upon payment of a fee of $30,000, and further extended through January 16, 2006 upon payment of an additional fee of $30,000.
      U.K. Facilities. As of September 30, 2005, Bristow had a £6 million ($10.6 million) facility for letters of credit, of which £3.6 million ($6.3 million) was outstanding, and a £1 million ($1.8 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006.
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
      Pension Plan. As of September 30, 2005, we had recorded on our balance sheet a $148.0 million pension liability and a $35.8 million prepaid pension asset related to the Bristow pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The asset represents the cumulative contributions made by Bristow in excess of accrued net periodic pension cost. In addition to the recognition of the minimum pension liability, the United Kingdom rules governing pension plan funding require us to make additional cash contributions to the plan. In March 2005, we agreed, subject to our review every three years, to increase the monthly contributions to £0.4 million ($0.8 million) for the next 20 years beginning May 2005. Nevertheless, regulatory agencies in the United Kingdom may require us to increase the monthly contributions further.
      Contractual Obligations and Commercial Commitments. We have the following contractual obligations and commercial commitments as of September 30, 2005:

	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Contractual obligations:
Long-term debt	$265,287	$6,497	$28,790	$—	$230,000
Operating leases	17,639	1,677	7,737	3,030	5,195
Pension obligation	188,000	9,600	28,800	19,200	130,400
Purchase obligations(2)	345,773	108,606	138,237	49,096	49,834

Total contractual cash obligations	$816,699	$126,380	$203,564	$71,326	$415,429

	Amount of Commitment Expiration per Period

		Less Than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Other commercial commitments:
Debt guarantee(1)	$30,774	$—	$—	$13,079	$17,695
Letters of credit and surety bond	14,986	14,722	264	—	—

Total commercial commitments	$45,760	$14,722	$264	$13,079	$17,695

(1)	We have guaranteed the repayment of up to £10 million ($17.9 million) of the debt of FBS Limited (“FBS”) and $13.1 million of the debt of Rotorwing Leasing Resources, Ltd. (“RLR”), both unconsolidated affiliates.

(2)	Since September 30, 2005, we have entered into purchase obligations of $74.7 million for additional aircraft and ten year operating leases on nine aircraft with annual lease payments of $6.3 million for the first five years and $7.6 million for the next five years. Both of these items are not reflected in the table above.
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
      As of September 30, 2005, we have $265.3 million of debt outstanding, none of which carries a variable rate of interest. However, the market value of our fixed rate debt fluctuates with changes in interest rates.
      We occasionally use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenue and expenses in the same currency for our contracts. Most of our revenue and expenses from our North Sea Operations are denominated in British pounds sterling. Approximately 37% of our operating revenue for the Current Period was translated for financial reporting purposes from British pounds sterling into U.S. dollars. As of September 30, 2005, we did not have any nominal forward exchange contracts outstanding. Subsequent to September 30, 2005, we have not entered into any nominal forward exchange contracts.

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

Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation, under the supervision of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses associated with the control environment previously disclosed, which had not been completely remediated as of September 30, 2005, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls and procedures were not effective, as of such date.

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
      As of September 30, 2005, we were in default of the various financial information reporting covenants in our revolving credit facility and the limited recourse term loans as a result of not providing financial information for fiscal 2005 when due, and also for not providing similar information to other creditors. For a discussion of these defaults, see “Defaults Under Certain Long-Term Debt Agreements” in Note D in the “Condensed Notes to Consolidated Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” of this Quarterly Report, which are incorporated herein by reference.

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

Item 6.	Exhibits.
      The following exhibits are filed as part of this quarterly report:

Exhibit
Number		Description of Exhibit

4.1		Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as trustee relating to the Company’s 6 1/8% Senior Notes due 2013 (filed as exhibit 4.1 to the Company’s Form 8-K filed on August 22, 2005 and incorporated herein by reference).

*15	.1	Letter from KPMG LLP dated January 6, 2006, regarding unaudited interim financial information.

*31	.1	Rule 13a-14(a) Certification by the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*32	.1	Section 1350 Certification of the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*	Furnished herewith.

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

Elizabeth D. Brumley
Vice President and Chief Accounting Officer
January 11, 2006

Index to Exhibits

Exhibit
Number		Description of Exhibit

4.1		Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as trustee restating to the Company’s 6 1/8% Senior Notes due 2013 (filed as exhibit 4.1 to the Company’s Form 8-K filed on August 22, 2005 and incorporated herein by reference).

*15	.1	Letter from KPMG LLP dated January 6, 2006, regarding unaudited interim financial information.

*31	.1	Rule 13a-14(a) Certification by the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*32	.1	Section 1350 Certification of the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

* Furnished herewith.