Form 10-Q
period 2005-12-31
Bristow Group Inc
filed 2006-02-09
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 W. Sam Houston Parkway South, Suite 1700 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600
Offshore Logistics, Inc.

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 31, 2006.
23,358,007 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues	$192,267	$172,167	$567,609	$503,195
Operating expenses:
Direct costs	148,170	133,107	433,296	382,749
Depreciation and amortization	10,653	10,790	32,160	31,820
General and administrative	15,338	11,075	46,005	33,084
Loss (gain) on disposal of assets	374	(2,021)	1,276	(8,177)

	174,535	152,951	512,737	439,476

Operating income	17,732	19,216	54,872	63,719
Earnings from unconsolidated affiliates, net of losses	1,351	1,769	1,770	5,690
Interest income	898	985	2,879	2,168
Interest expense	(3,903)	(4,056)	(11,288)	(11,970)
Other income (expense), net	2,296	(2,599)	4,308	(2,038)

Income before provision for income taxes and minority interest	18,374	15,315	52,541	57,569
Provision for income taxes	4,984	5,146	12,453	18,924
Minority interest	10	(61)	(84)	(299)

Net income	$13,400	$10,108	$40,004	$38,346

Net income per common share:
Basic	$0.57	$0.43	$1.71	$1.67

Diluted	$0.57	$0.43	$1.70	$1.65

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2005	2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129,053	$146,440
Accounts receivable	154,906	133,839
Inventories	149,804	140,706
Prepaid expenses and other	25,030	11,459

Total current assets	458,793	432,444
Investments in unconsolidated affiliates	40,028	37,176
Property and equipment — at cost:
Land and buildings	34,685	32,543
Aircraft and equipment	825,019	827,031

	859,704	859,574
Less: accumulated depreciation and amortization	(257,143)	(250,512)

	602,561	609,062
Goodwill	26,837	26,809
Other assets	45,090	44,085

	$1,173,309	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$41,757	$35,640
Accrued liabilities	122,356	101,904
Deferred taxes	5,839	17,740
Current maturities of long-term debt	4,548	6,413

Total current liabilities	174,500	161,697
Long-term debt, less current maturities	258,089	255,667
Other liabilities and deferred credits	160,443	164,728
Deferred taxes	67,501	69,977
Minority interest	4,186	4,514
Commitments and contingencies (Note E)
Stockholders’ investment:
Common Stock, $.01 par value, authorized 35,000,000 shares; outstanding 23,345,508 shares and 23,314,708 shares at December 31 and March 31, respectively (exclusive of 1,281,050 treasury shares)	233	233
Additional paid-in capital	157,837	157,100
Retained earnings	429,719	389,715
Accumulated other comprehensive loss	(79,199)	(54,055)

	508,590	492,993

	$1,173,309	$1,149,576

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,

	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$40,004	$38,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,160	31,820
Increase (decrease) in deferred taxes	(12,350)	6,415
Loss (gain) on asset dispositions	1,276	(8,177)
Equity in earnings from unconsolidated affiliates (over) under dividends received	(689)	8,826
Minority interest in earnings	84	299
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(28,565)	26
Inventories	(15,386)	(4,387)
Prepaid expenses and other	(4,817)	974
Accounts payable	8,246	4,989
Accrued liabilities	1,282	(1,108)
Other liabilities and deferred credits	10,104	1,849

Net cash provided by operating activities	31,349	79,872

Cash flows from investing activities:
Capital expenditures	(102,307)	(51,689)
Proceeds from asset dispositions	72,620	39,805
Acquisitions, net of cash received	—	(1,986)
Investments	—	(8,166)

Net cash used in investing activities	(29,687)	(22,036)

Cash flows from financing activities:
Cash collateral provided under operating leases	(10,285)	—
Repayment of debt	(3,160)	(1,794)
Partial prepayment of put/call obligation	(66)	(51)
Repurchase of shares from minority interests	—	(7,389)
Issuance of common stock	602	11,871

Net cash provided by (used in) financing activities	(12,909)	2,637

Effect of exchange rate changes on cash and cash equivalents	(6,140)	3,768

Net increase (decrease) in cash and cash equivalents	(17,387)	64,241
Cash and cash equivalents at beginning of period	146,440	85,679

Cash and cash equivalents at end of period	$129,053	$149,920

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$13,658	$14,450
Income taxes	$13,241	$19,920
Supplemental disclosure of non-cash investing activities:
Nonmonetary exchange of assets	$—	$5,876
Capital expenditures funded by short-term notes	$14,746	$—
The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
NOTE A — BASIS OF PRESENTATION AND CONSOLIDATION
      The following consolidated financial statements include the accounts of Bristow Group Inc. (formerly Offshore Logistics, Inc.) and its consolidated entities (the “Company”) after elimination of all significant intercompany accounts and transactions. On February 1, 2006, OL Sub, Inc., a wholly owned subsidiary of Offshore Logistics, Inc., merged into Offshore Logistics, Inc. In conjunction with the merger, the name of the Company changed from Offshore Logistics, Inc. to Bristow Group Inc.
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
      The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at December 31, 2005, the consolidated results of operations for the three and nine months ended December 31, 2005 and 2004, and the consolidated cash flows for the nine months ended December 31, 2005 and 2004.

Restatement of Previously Reported Amounts
      As a result of the Internal Review findings discussed further in Note E, the Company restated its historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. For further information regarding the Internal Review and related matters, including the Company’s restatement of its historical financial statements, refer to the Annual Report. The restated condensed consolidated statements of income included in this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2005 (“Quarterly Report”) reflect reductions in operating income of $0.9 million for the three months ended December 31, 2004 and $2.8 million for the nine months ended December 31, 2004 in connection with this matter. As of December 31, 2005, accrued liabilities includes $18.8 million related to this matter. At this time, the Company cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the related Securities and Exchange Commission (“SEC”) investigation; however, such payments, fines and/or penalties could have a material adverse effect on the Company’s business, financial condition and results of operations.
      The Company’s management has separately determined that the Company was not reporting reimbursements received from its customers for costs incurred on their behalf in accordance with United States generally accepted accounting principles (“GAAP”). The Company’s customers reimburse it for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, the Company’s management has determined that the Company did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and the Company did not properly record expenses related to payroll taxes incurred by one of the Company’s foreign subsidiaries. In accordance with GAAP, the Company has restated its historical financial statements for the three and nine months ended December 31, 2004 to reflect such reimbursements as an increase in revenue and a corresponding increase in expense, and the Company increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $16.2 million for the three months and $41.1 million for the nine months ended December 31, 2004, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.2 million for the three months and $0.7 million for the nine months ended December 31, 2004.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      The impact of these adjustments on the condensed consolidated statements of income and cash flows is reflected in the tables below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2004		December 31, 2004

	(Unaudited)		(Unaudited)
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated
Statements of Income
Operating revenues	$155,977	$172,167	$462,083	$503,195
Direct costs	115,719	133,107	338,058	382,749
Total operating expenses	135,563	152,951	394,785	439,476
Operating income	20,414	19,216	67,298	63,719
Income before provision for taxes and minority interests	16,513	15,315	61,148	57,569
Provision for income taxes	4,953	5,146	18,344	18,924
Net income	11,499	10,108	42,505	38,346
Basic EPS	0.49	0.43	1.85	1.67
Diluted EPS	0.49	0.43	1.82	1.65

	Nine Months Ended
	December 31, 2004

	(Unaudited)
	As
	Previously
	Reported	Restated
Statements of Cash Flows
Net income	$42,505	$38,346
Deferred taxes	5,470	6,415
Decrease in accrued liabilities	(4,322)	(1,108)
Net cash provided by operating activities	79,872	79,872
      In addition, certain information in Notes B, H, I and J has been restated to reflect the effect of these adjustments. Certain amounts in the above presentation for 2004 have been reclassified to conform to the current year presentation. Specifically, gains and losses on asset disposals were previously included in revenues but are now included in operating expenses.

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

BRISTOW GROUP INC. AND SUBSIDIARIES
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
      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”) to address the treatment of a special one time incentive provided in the Act for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Act provides for a special one-time tax deduction equal to 85% of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Act. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, which otherwise requires the effect of a new tax law to be recorded in the period of enactment. In September 2005, senior management approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Act. If the Company does repatriate the maximum amount called for in the DRIP, the related U.S. incremental tax liability associated with the total repatriated earnings would be approximately $5.3 million. Technical corrections, regulations and additional guidance from the U.S. Treasury related to the statute could impact the Company’s estimate of the tax liability associated with the potential range of repatriation. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. As of December 31, 2005, the Company had received $30.9 million of repatriated funds intended to qualify under the Act, and the Company has reflected the tax in its overall effective tax rate for the nine months ended December 31, 2005.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
adjustment, and therefore the adoption of this standard would not have affected the restatements reflected in these financial statements.
NOTE B — EARNINGS PER SHARE
      Basic earnings per common share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share for the three and nine months ended December 31, 2005 excluded options to purchase 101,400 and 32,379 shares, respectively, at a weighted average exercise price of $33.72 and $35.93, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and nine months ended December 31, 2004 excluded options to purchase 15,642 and 31,545 shares, respectively, at a weighted average exercise price of $36.61 and $33.28, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net income (in thousands):
Income available to common stockholders	$13,400	$10,108	$40,004	$38,346

Shares:
Weighted average number of common shares outstanding	23,343,465	23,272,477	23,334,939	22,954,297
Options and restricted stock units	254,280	344,224	265,850	356,329

Weighted average number of common shares outstanding, including assumed conversions	23,597,745	23,616,701	23,600,789	23,310,626

Basic earnings per share	$0.57	$0.43	$1.71	$1.67

Diluted earnings per share	$0.57	$0.43	$1.70	$1.65

      The Company accounts for its stock-based employee compensation under the intrinsic-value based method. Pro forma calculations of earnings and net earnings per share as if the fair value method of

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
accounting had been applied are shown in the following table. The pro forma data presented below may not be representative of the effects on reported amounts for future years.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands, except per share amounts)
Net income, as reported:	$13,400	$10,108	$40,004	$38,346
Stock-based employee compensation expense included in reported net income, net of tax	185	—	280	—
Stock-based employee compensation expense, net of tax	(457)	(681)	(1,586)	(1,475)

Pro forma net income	$13,128	$9,427	$38,698	$36,871

Basic earnings per share:
Earnings per share, as reported	$0.57	$0.43	$1.71	$1.67
Stock-based employee compensation expense, net of tax	(0.01)	(0.03)	(0.05)	(0.06)

Pro forma basic earnings per share	$0.56	$0.40	$1.66	$1.61

Diluted earnings per share:
Earnings per share, as reported	$0.57	$0.43	$1.70	$1.65
Stock-based employee compensation expense, net of tax	(0.01)	(0.03)	(0.06)	(0.06)

Pro forma diluted earnings per share	$0.56	$0.40	$1.64	$1.59

NOTE C — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
      Norsk Helikopter AS — During the first quarter of fiscal 2006, the Company’s unconsolidated Norwegian affiliate, Norsk Helikopter AS (“Norsk”), completed the acquisition of Lufttransport AS, a Norwegian company, and its sister company Lufttransport AB, in Sweden, collectively operating 28 aircraft and engaged in providing air ambulance services in Scandinavia. In addition, in the first quarter of fiscal year 2006, Norsk committed to purchase three large aircraft. The purchase of these three aircraft, supported by a multi-year contract to provide helicopter services offshore in Norway, will be funded through additional borrowings by Norsk and additional funding by both of its shareholders.
      Mexican Joint Venture — Since the conclusion of the contract with Petroleós Mexicanos in February 2005, the Company’s 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche, S.A. de C.V. (“Heliservicio” and together with Hemisco “HC”) have experienced difficulties in meeting their obligations to make lease rental payments to the Company and RLR. During the three months ended June 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the three and nine months ended December 31, 2005, $1.0 and $5.7 million, respectively, of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of equity in earnings of RLR has been reduced by $0.9 and $3.7 million, respectively, for revenues billed but not collected from HC.
      In order to improve the financial condition of Heliservicio, the Company and its joint venture partner, Compania Controladora de Servicios Aeronauticos, S.A. de C.V. (“CCSA”), completed a recapitalization of Heliservicio on August 19, 2005. As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CCSA, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital. The $4.4 million note owed by the Company to Hemisco bears interest at 3% annually and is due on July 31, 2015.
      The Company is continuing to evaluate certain actions to return HC’s operations to profitability, including reducing the number of HC’s aircraft to a lower level based on current utilization, and the Company is actively seeking other markets in which to redeploy the aircraft that are currently operating in Mexico on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.
NOTE D — LONG-TERM DEBT
      Long-term debt at December 31, 2005 and March 31, 2005 consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005

6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	20,309	21,116
Hemisco Helicopter International, Inc.	4,380	—
Short-term advance from customer	1,400	3,400
Note to Sakhalin Aviation Services Ltd.	622	641
Sakhalin debt	5,926	6,923

Total debt	262,637	262,080
Less current maturities	4,548	6,413

Total long-term debt	$258,089	$255,667

      At December 31, 2005, the Company had a $30 million unsecured line of credit with a U.S. bank that expires on August 31, 2006. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The Company had $0.7 million of outstanding letters of credit and no borrowings under this facility as of December 31, 2005.
      At December 31, 2005, Bristow Aviation Holdings, Ltd. (“Bristow Aviation”) had a £6.0 million ($10.3 million) facility for letters of credit, of which £1.7 million ($2.9 million) was outstanding, and a £1.0 million ($1.7 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire August 31, 2005, but has been extended to August 31, 2006.
      Defaults Under Certain Long-Term Debt Agreements — The $230.0 million 6 1/8% Senior Notes due 2013 (“Senior Notes”) were issued on June 20, 2003. On June 16, 2005, the Company received notice from the trustee of the indenture underlying the Senior Notes that it was in breach of the financial reporting covenants contained in the indenture, and stating that, unless the deficiency was remedied within 60 days, an event of default would occur under the indenture. The Company solicited consents from all holders of the Senior Notes to extend until November 15, 2005 (or, at the election of the Company and upon the payment of additional fees, until December 15, 2005 or January 16, 2006, as applicable) the period in which the Company must file and deliver its financial reports and related documents, and to waive certain past defaults under the indenture relating to the Company’s failure to timely file and deliver its required financial reporting information, and on August 16, 2005 completed the consent solicitation. A consent fee of $1.4 million was paid to consenting holders of Senior Notes on August 17, 2005 to waive until November 15, 2005 the financial reporting covenants and the compliance certificate and auditors’ statement covenants in the indenture.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      The Company elected to exercise its option to extend the waiver to December 15, 2005 and then to further extend this waiver through January 16, 2006 upon payment of additional fees totalling $1.2 million. The consent and waiver fees have been deferred and are being amortized over the remaining term of the Senior Notes. In January 2006, the default was cured.
      As of June 30, 2005, the Company was in default of the various financial information reporting covenants in its revolving credit facility and a five-year $31.8 million term loan (the “RLR Note”) under which an unconsolidated affiliate, Rotorwing Leasing Resources, L.L.C. (“RLR”), is a borrower and the Company is a guarantor. The defaults were as a result of not providing financial information for fiscal 2005 when due, and also for not providing similar information to other creditors. This situation resulted from activities identified in connection with the Internal Review discussed in Note E which prevented the Company from filing the financial report for fiscal year 2005 on time. The bank initially provided waivers through August 14, 2005, and subsequently provided additional waivers through November 15, 2005. Further, the waivers were extended at the Company’s election through December 15, 2005 upon payment of $26,000, and were further extended through January 16, 2006 upon payment of an additional fee of $26,000. In January 2006, the defaults were cured.
NOTE E — COMMITMENTS AND CONTINGENCIES
      Sale and Leaseback Financing — On December 30, 2005, the Company sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires the Company to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases. Each lease has an end of lease purchase option at ten years, an early purchase option at 60 months (December 2010), and an early termination option at 24 months (December 2007). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate. The deferred gain will be amortized as a reduction in lease expense over the 10 year lease term in proportion to the rent payments. Additional collateral in the amount of at least $11.8 million is to be provided until the conclusion of the SEC investigation related to the Internal Review. A portion of the proceeds ($10.3 million) was retained by the lessor until January 30, 2006 when the additional collateral, which consisted of five aircraft and a $2.5 million letter of credit, was provided.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
      Aircraft Purchase Contracts — The Company has entered into several agreements to purchase new and used aircraft which are reflected in the following table. As of December 31, 2005, the Company had $381.1 million remaining to be paid in connection with its aircraft purchase commitments.

	Delivered		Remaining to be Delivered

		Nine Months	Three Months
	Prior to	Ended	Ended	Fiscal Year Ended March 31,
	April 1,	December 31,	March 31,
	2005	2005	2006	2007	2008	2009-2013	Total

Number of aircraft(1):
New:
Small	7	4	1	—	—	—	12
Medium	10	8	1	12	11	15	57
Large	—	2	1	4	—	—	7

	17	14	3	16	11	15	76
Used:
Small	—	5	—	—	—	—	5
Medium	1	—	—	—	—	—	1

	18	19	3	16	11	15	82

Related expenditures(2)	$104,370	$89,668	$35,964	$166,573	$66,844	$111,758	$575,177

(1)	The Company also has options to purchase 24 additional aircraft. As of December 31, 2005, the options with respect to six of the aircraft are now subject to availability.

(2)	Subsequent to December 31, 2005, the Company entered into purchase obligations of $5.0 million for additional aircraft not reflected in the table above.
      In connection with our agreement to purchase three large aircraft to be utilized and owned by Norsk, the Company agreed to fund the purchase of one aircraft (reflected in the table above), and Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of the two other aircraft. One was delivered in the third quarter of fiscal year 2006 and the remaining two are expected to be delivered in fiscal year 2007.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
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
      The Company has initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate certain agency, business and joint venture relationships. The Company also has taken steps to reinforce its commitment to conduct its business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (the Company’s new code of business conduct entitled “Code of Business Integrity” is available on its website, http://www.bristowgroup.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, the Company has also taken steps to strengthen its control environment by hiring new personnel and realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management.
      In connection with the Audit Committee’s conclusions, the Company will voluntarily advise certain foreign governmental authorities of the Audit Committee’s findings. The Company has not yet advised such foreign governmental authorities of the Audit Committee findings, but intends to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding the Company from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which the Company operates, the Company does not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against the Company, including requiring the Company to curtail its business operations in one or more such countries for a period of time. In the event that the Company curtails its business operations in any such country, the Company may face difficulties exporting its aircraft. As of December 31, 2005, the book values of its aircraft in Nigeria and the South American country where certain improper activities took place were approximately $117.0 million and $2.8 million, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
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
      In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of the Company’s senior management, that there was a need to restate the Company’s historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. As of December 31, 2005, the Company has accrued $18.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for the nine months ended December 31, 2005 and 2004 includes $3.0 million and $2.8 million, respectively, attributable to this accrual. At this time, the Company cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
      Through December 31, 2005, the Company has incurred approximately $12.4 million, including $2.2 million and $10.3 million in the three and nine months ended December 31, 2005, respectively, in legal and other professional costs in connection with the Internal Review. The Company expects to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
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
      In a South American country where certain improper activities took place, the Company is negotiating to terminate its ownership interest in the joint venture that provides the Company with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, the Company derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by the Company to a third party for the use of the aircraft, and received approximately $0.3 million of dividend income from this joint venture. During the nine months ended December 31, 2005, the Company derived approximately $6.3 million of leasing and other revenues, of which $3.0 million was paid by the Company to a third party for the use of the aircraft, and received no dividend income from this joint venture. Without a joint venture partner, the Company will be unable to maintain an operating license and its future activities in that country may be limited to leasing its aircraft to unrelated operating companies. The Company’s joint venture partners and agents are typically influential members of the local business community and instrumental in aiding the Company in obtaining contracts and managing its affairs in the local country. As a result of terminating these relationships, the Company’s ability to continue conducting business in these countries where the improper activities took place may be negatively affected. The Company may not be successful in its negotiations to terminate its ownership interest in the joint venture, and the outcome of such negotiations may negatively affect the Company’s ability to continue leasing its aircraft to the joint venture or unrelated operating companies or conducting other business in that country, to export its aircraft or to recover its investment in the joint venture.
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
      Document Subpoena from U.S. Department of Justice — On June 15, 2005, the Company issued a press release stating that one of the Company’s subsidiaries had received a document subpoena from the Antitrust

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Division of the U.S. Department of Justice (“DOJ”). The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The Company is continuing to investigate this matter and intends to comply with requests for information from the DOJ in connection with this investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation. In connection with this matter, the Company has incurred $1.0 million in legal and other professional fees for the nine months ended December 31, 2005. It is not possible to predict accurately at this time when this government investigation will be completed. Based on current information, the Company cannot predict the outcome of such investigation or what, if any, actions may be taken by the DOJ or other U.S. agencies or authorities or the effect that they may have on the Company.
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
      Flight Accident — On August 18, 2005, one of the Company’s helicopters operating in the U.S. Gulf of Mexico was involved in an accident that resulted in two fatalities. The cause of the accident is still under investigation by the Company and the National Transportation Safety Board. The Company’s liability in connection with this accident is not expected to have a material adverse effect on its business or financial condition.
      Hurricanes Katrina and Rita — As a result of Hurricanes Katrina and Rita, several of the Company’s shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, Hurricane Katrina caused a total loss of the Company’s Venice, Louisiana shorebase facility, and Hurricane Rita severely damaged the Creole, Louisiana base and flooded the Intracoastal City, Louisiana base. The Company recorded a $0.3 million net gain ($2.9 million in anticipated insurance recoveries offset by $2.6 million of involuntary conversion losses) during the nine months ended December 31, 2005 related to property damage to these facilities. The Company reopened its Intracoastal City, Louisiana base in December 2005 and expects to reopen its Venice and Creole, Louisiana bases in the fourth quarter of fiscal year 2006.
      Other Matters — The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company’s financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE F — INCOME TAXES
      Income Taxes on Distributions of Foreign Earnings — In September 2005, in response to the tax-favored provisions on repatriation of foreign earnings into the U.S. provided for in the American Jobs Creation Act of 2004 (the “Act”), the Company’s senior management approved a Domestic Reinvestment Plan (“DRIP”), as required by the Act, documenting the Company’s plan to repatriate up to a maximum of $75 million from its foreign subsidiaries. The Company’s Board of Directors subsequently approved the plan in November 2005. The favorable U.S. tax rate on such repatriations under the Act applies to qualifying distributions received by the Company through March 31, 2006. Through December 2005, the Company has received distributions intended to qualify under the Act totaling $30.9 million from one of its foreign subsidiaries. The Company is currently exploring its options with respect to sources of additional repatriations from its foreign subsidiaries but cannot at this time estimate the total amount, out of the $75 million approved in the DRIP, that will ultimately be received by March 31, 2006.
NOTE G — EMPLOYEE BENEFIT PLANS
      Savings and Retirement Plans — The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(In thousands)
Service cost for benefits earned during the period	$69	$75	$212	$220
Interest cost on pension benefit obligation	5,220	5,240	16,094	15,417
Expected return on assets	(4,749)	(4,866)	(14,641)	(14,317)
Amortization of unrecognized experience losses	893	861	2,754	2,532

Net periodic pension cost	$1,433	$1,310	$4,419	$3,852

      The current estimate of cash contributions to the pension plans by the Company for the year ending March 31, 2006 is $9.9 million, $2.4 million of which was paid during the nine months ended December 31, 2005.
      Stock Option and Restricted Stock Unit Grant — On December 29, 2005, the Company granted options to purchase 105,915 shares at an exercise price of $29.17 per share and granted 143,600 shares of restricted stock units pursuant to the 2004 Stock Incentive Plan. The options vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant. The restricted stock units fully vest on the fifth anniversary from the date of grant if the “Cumulative Annual Shareholder Return” (as defined in the restricted stock unit agreements) exceeds an annual average of 3% for the five year period. Partial vesting occurs on the third or fourth anniversary after the date of grant if the Cumulative Annual Shareholder Return equals or exceeds 10%, with full vesting if such amount equals or exceeds 15%.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE H — COMPREHENSIVE INCOME
      Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Net income	$13,400	$10,108	$40,004	$38,346
Other comprehensive income (loss):
Currency translation adjustments	(8,027)	15,364	(25,144)	11,406

Comprehensive income	$5,373	$25,472	$14,860	$49,752

NOTE I — SEGMENT INFORMATION
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
December 31, 2005 and 2004, reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Segment operating revenues from external customers:
Helicopter Services:
North America	$50,291	$37,836	$151,466	$117,712
South and Central America	10,977	12,942	30,295	40,407
Europe	60,709	60,820	184,327	178,637
West Africa	29,830	25,749	85,605	71,343
Southeast Asia	15,789	14,990	44,197	39,533
Other International	6,340	4,608	18,221	11,526

Total Helicopter Services	173,936	156,945	514,111	459,158
Production Management Services	16,234	14,925	50,105	43,214

Total segment operating revenues	$190,170	$171,870	$564,216	$502,372

Intersegment and intrasegment operating revenues:
Helicopter Services:
North America	$6,578	$4,996	$19,104	$16,597
South and Central America	450	225	1,350	850
Europe	4,755	4,418	13,194	12,321
West Africa	—	—	—	3
Southeast Asia	—	—	—	—
Other International	344	5	1,060	89

Total Helicopter Services	12,127	9,644	34,708	29,860
Production Management Services	19	18	58	50

Total intersegment and intrasegment operating revenues	$12,146	$9,662	$34,766	$29,910

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Consolidated operating revenues reconciliation:
Helicopter Services:
North America	$56,869	$42,832	$170,570	$134,309
South and Central America	11,427	13,167	31,645	41,257
Europe	65,464	65,238	197,521	190,958
West Africa	29,830	25,749	85,605	71,346
Southeast Asia	15,789	14,990	44,197	39,533
Other International	6,684	4,613	19,281	11,615
Intrasegment eliminations	(9,545)	(7,550)	(28,151)	(23,628)

Total Helicopter Services	176,518	159,039	520,668	465,390
Production Management Services	16,253	14,943	50,163	43,264
Corporate	4,245	2,445	9,836	7,590
Intersegment eliminations	(4,749)	(4,260)	(13,058)	(13,049)

Total consolidated operating revenues	$192,267	$172,167	$567,609	$503,195

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$8,785	$4,053	$33,160	$19,356
South and Central America	1,392	2,862	2,053	9,533
Europe	7,005	8,473	22,503	21,294
West Africa	2,596	1,672	7,041	6,713
Southeast Asia	1,701	1,791	2,785	3,858
Other International	1,402	43	3,198	(634)

Total Helicopter Services	22,881	18,894	70,740	60,120
Production Management Services	1,117	1,219	3,675	2,985
Gain (loss) on disposal of assets	(374)	2,021	(1,276)	8,177
Corporate	(5,892)	(2,918)	(18,267)	(7,563)

Total consolidated operating income	$17,732	$19,216	$54,872	$63,719

NOTE J — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
      In connection with the sale of the Senior Notes, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Bristow Group Inc.’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
      The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
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
Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$7	$73,374	$118,886	$—	$192,267
Intercompany revenues	—	1,934	2,693	(4,627)	—

	7	75,308	121,579	(4,627)	192,267

Operating expenses:
Direct costs	1,041	53,592	93,537	—	148,170
Intercompany expenses	—	2,695	1,823	(4,518)	—
Depreciation and amortization	37	4,564	6,052	—	10,653
General and administrative	4,747	5,048	5,652	(109)	15,338
Loss on disposal of assets	—	1	373	—	374

	5,825	65,900	107,437	(4,627)	174,535

Operating income (loss)	(5,818)	9,408	14,142	—	17,732
Earnings (losses) from unconsolidated affiliates, net of losses	31,258	(922)	2,325	(31,310)	1,351
Interest income	13,733	50	985	(13,870)	898
Interest expense	(3,708)	(3)	(14,062)	13,870	(3,903)
Other income (expense), net	(261)	60	2,497	—	2,296

Income before provision for income taxes and minority interest	35,204	8,593	5,887	(31,310)	18,374
Allocation of consolidated income taxes	21,766	172	(16,954)	—	4,984
Minority interest	(38)	—	48	—	10

Net income	$13,400	$8,421	$22,889	$(31,310)	$13,400

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$39	$223,702	$343,868	$—	$567,609
Intercompany revenues	—	5,566	6,534	(12,100)	—

	39	229,268	350,402	(12,100)	567,609

Operating expenses:
Direct costs	17	161,271	272,008	—	433,296
Intercompany expenses	—	6,535	5,236	(11,771)	—
Depreciation and amortization	69	13,642	18,449	—	32,160
General and administrative	18,873	11,396	16,065	(329)	46,005
Loss (gain) on disposal of assets	4	(142)	1,414	—	1,276

	18,963	192,702	313,172	(12,100)	512,737

Operating income (loss)	(18,924)	36,566	37,230	—	54,872
Earnings (losses) from unconsolidated affiliates, net of losses	48,248	(2,959)	4,886	(48,405)	1,770
Interest income	40,938	138	3,160	(41,357)	2,879
Interest expense	(10,895)	(10)	(41,740)	41,357	(11,288)
Other income (expense), net	(717)	59	4,966	—	4,308

Income before provision for income taxes and minority interest	58,650	33,794	8,502	(48,405)	52,541
Allocation of consolidated income taxes	18,529	2,512	(8,588)	—	12,453
Minority interest	(117)	—	33	—	(84)

Net income	$40,004	$31,282	$17,123	$(48,405)	$40,004

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$253	$61,027	$110,887	$—	$172,167
Intercompany revenues	—	1,249	1,326	(2,575)	—

	253	62,276	112,213	(2,575)	172,167

Operating expenses:
Direct costs	8	47,880	85,219	—	133,107
Intercompany expenses	—	1,326	1,175	(2,501)	—
Depreciation and amortization	25	3,921	6,844	—	10,790
General and administrative	2,916	3,056	5,177	(74)	11,075
Gain on disposal of assets	—	(202)	(1,819)	—	(2,021)

	2,949	55,981	96,596	(2,575)	152,951

Operating income (loss)	(2,696)	6,295	15,617	—	19,216
Earnings from unconsolidated affiliates, net of losses	10,044	589	1,234	(10,098)	1,769
Interest income	13,028	31	1,048	(13,122)	985
Interest expense	(3,785)	(49)	(13,344)	13,122	(4,056)
Other expense, net	(137)	(5)	(2,457)	—	(2,599)

Income before provision for income taxes and minority interest	16,454	6,861	2,098	(10,098)	15,315
Allocation of consolidated income taxes	6,306	4,999	(6,159)	—	5,146
Minority interest	(40)	—	(21)	—	(61)

Net income	$10,108	$1,862	$8,236	$(10,098)	$10,108

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$703	$188,147	$314,345	$—	$503,195
Intercompany revenues	—	2,999	2,697	(5,696)	—

	703	191,146	317,042	(5,696)	503,195

Operating expenses:
Direct costs	35	140,954	241,760	—	382,749
Intercompany expenses	—	2,697	2,609	(5,306)	—
Depreciation and amortization	87	11,256	20,477	—	31,820
General and administrative	8,292	8,978	16,204	(390)	33,084
Gain on disposal of assets	—	(1,774)	(6,403)	—	(8,177)

	8,414	162,111	274,647	(5,696)	439,476

Operating income (loss)	(7,711)	29,035	42,395	—	63,719
Earnings from unconsolidated affiliates, net of losses	26,404	1,784	4,064	(26,562)	5,690
Interest income	37,314	59	2,662	(37,867)	2,168
Interest expense	(11,272)	(195)	(38,370)	37,867	(11,970)
Other income (expense), net	(151)	12	(1,899)	—	(2,038)

Income before provision for income taxes and minority interest	44,584	30,695	8,852	(26,562)	57,569
Allocation of consolidated income taxes	6,069	8,869	3,986	—	18,924
Minority interest	(169)	—	(130)	—	(299)

Net income	$38,346	$21,826	$4,736	$(26,562)	$38,346

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$66,238	$2,317	$60,498	$—	$129,053
Accounts receivable	20,288	67,238	101,372	(33,992)	154,906
Inventories	—	73,595	76,209	—	149,804
Prepaid expenses and other	270	14,314	10,446	—	25,030

Total current assets	86,796	157,464	248,525	(33,992)	458,793
Intercompany investment	311,939	2,036	—	(313,975)	—
Investments in unconsolidated affiliates	4,905	1,164	33,959	—	40,028
Intercompany notes receivable	533,513	—	26,995	(560,508)	—
Property and equipment — at cost:
Land and buildings	171	24,852	9,662	—	34,685
Aircraft and equipment	1,505	335,004	488,510	—	825,019

	1,676	359,856	498,172	—	859,704
Less: accumulated depreciation and amortization	(1,327)	(107,943)	(147,873)	—	(257,143)

	349	251,913	350,299	—	602,561
Goodwill	—	18,593	8,133	111	26,837
Other assets	8,796	288	36,006	—	45,090

	$946,298	$431,458	$703,917	$(908,364)	$1,173,309

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,538	$15,651	$38,325	$(13,757)	$41,757
Accrued liabilities	18,468	20,195	103,928	(20,235)	122,356
Deferred taxes	(3,746)	(452)	10,037	—	5,839
Current maturities of long-term debt	—	—	4,548	—	4,548

Total current liabilities	16,260	35,394	156,838	(33,992)	174,500
Long-term debt, less current maturities	234,380	—	23,709	—	258,089
Intercompany notes payable	25,927	80,213	454,368	(560,508)	—
Other liabilities and deferred credits	3,427	10,205	146,811	—	160,443
Deferred taxes	35,650	914	30,937	—	67,501
Minority interest	1,814	—	2,372	—	4,186
Stockholders’ investment:
Common stock	233	4,062	21,418	(25,480)	233
Additional paid-in capital	157,837	51,170	13,476	(64,646)	157,837
Retained earnings	429,719	249,500	(19,500)	(230,000)	429,719
Accumulated other comprehensive income (loss)	41,051	—	(126,512)	6,262	(79,199)

	628,840	304,732	(111,118)	(313,864)	508,590

	$946,298	$431,458	$703,917	$(908,364)	$1,173,309

BRISTOW GROUP INC. AND SUBSIDIARIES
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$42,014	$20,813	$7,735	$(39,213)	$31,349

Cash flows from investing activities:
Capital expenditures	(331)	(78,391)	(23,585)	—	(102,307)
Proceeds from asset dispositions	73	70,373	2,174	—	72,620

Net cash used in investing activities	(258)	(8,018)	(21,411)	—	(29,687)

Cash flows from financing activities:
Cash collateral provided under operating leases	—	(10,285)	—	—	(10,285)
Repayment of debt	—	—	(3,160)	—	(3,160)
Repayment of intercompany debt	(1)	(4,600)	(212)	4,813	—
Dividends paid	—	(3,500)	(30,900)	34,400	—
Partial prepayment of put/call obligation	(66)	—	—	—	(66)
Issuance of common stock	602	—	—	—	602

Net cash provided by (used in) financing activities	535	(18,385)	(34,272)	39,213	(12,909)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,140)	—	(6,140)

Net increase (decrease) in cash and cash equivalents	42,291	(5,590)	(54,088)	—	(17,387)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$66,238	$2,317	$60,498	$—	$129,053

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2004
(Restated)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(4,560)	$43,427	$66,746	$(25,741)	$79,872

Cash flows from investing activities:
Capital expenditures	(98)	(44,256)	(9,513)	2,178	(51,689)
Proceeds from asset dispositions	8,011	12,234	21,738	(2,178)	39,805
Acquisition, net of cash received	—	—	(1,986)	—	(1,986)
Investments	1,000	(1,150)	(8,016)	—	(8,166)

Net cash provided by (used in) investing activities	8,913	(33,172)	2,223	—	(22,036)

Cash flows from financing activities:
Proceeds from borrowings	—	—	987	(987)	—
Repayment of debt	—	—	(1,794)	—	(1,794)
Repayment of intercompany debt	(18,415)	(8,000)	(313)	26,728	—
Partial prepayment of put/call obligation	(51)	—	—	—	(51)
Repurchase of shares from minority interests	(7,389)	—	—	—	(7,389)
Issuance of common stock	11,871	—	—	—	11,871

Net cash used in financing activities	(13,984)	(8,000)	(1,120)	25,741	2,637

Effect of exchange rate changes on cash and cash equivalents	—	—	3,768	—	3,768

Net increase (decrease) in cash and cash equivalents	(9,631)	2,255	71,617	—	64,241
Cash and cash equivalents at beginning of period	31,106	5,990	48,583	—	85,679

Cash and cash equivalents at end of period	$21,475	$8,245	$120,200	$—	$149,920

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bristow Group Inc.:
      We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (formerly, Offshore Logistics, Inc.) as of December 31, 2005 and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended December 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
      As discussed in Note A to the Condensed Notes to Consolidated Financial Statements, the condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended December 31, 2004 have been restated.
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated June 9, 2005, except for the “Restatement of Previously Reported Amounts” section in Note A, the ninth paragraph of Note B, the “Internal Review” section of Note D, and Note M, as to which the date is December 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
New Orleans, Louisiana
February 3, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (“Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2005 and 2004, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2005 and 2004, respectively. As discussed further in Note A in the “Condensed Notes to Consolidated Financial Statements,” on February 1, 2006, the name of the Company changed from Offshore Logistics, Inc. to Bristow Group Inc.
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
Forward-Looking Statements
      This Form 10-Q for December 31, 2005 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words. All statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
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

      We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. As of December 31, 2005, we operated 324 aircraft (excluding eight aircraft held for sale) and our unconsolidated affiliates operated an additional 140 aircraft throughout the world. The following table sets forth the number of our aircraft operated as of the dates indicated:

	As of March 31,	As of December 31,
	2005	2005

North America	166	166
South and Central America	34	33
Europe	45	45
West Africa	45	47
Southeast Asia	22	14
Other International	8	19

Total	320	324

Additional aircraft operated by unconsolidated affiliates	113	140

Market Outlook
      Worldwide demand for hydrocarbons is expected to continue to grow for the foreseeable future. This growth, driven largely by economic expansion, is expected to result in sustained strength in oil and natural gas prices, driving further increases in offshore exploration and development activity by our customers. We believe this increase in offshore exploration and development activity is also likely to lead to growth in production related activities as these development projects come on stream. As a result of the current commodity price environment, we have experienced an increase in aircraft fleet utilization in all of our present markets and expect this trend to continue. In addition, as operators increasingly pursue prospects in deepwater and push further offshore, we expect demand for medium and large helicopters to be further stimulated.
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
      Current activity levels in the Gulf of Mexico are at or near all-time highs. In the near term, we also believe that the impact of hurricanes Katrina and Rita will result in higher activity levels as operators repair facilities and work to bring production back on line. Furthermore, our North Sea activities are under strong pricing pressure as one particular competitor is aggressively seeking to gain market share with lower rates. At the same time, while contracts in the North Sea are generally long term, we have experienced a recent trend of increased spot market contracting of helicopters as exploration activity has increased in the North Sea. Our Other International operations have experienced high aircraft utilization, and we expect this trend to continue. Due to the current high levels of fleet utilization, we have experienced, along with other helicopter operators, some difficulty in meeting our customers’ needs for short-notice exploration drilling support, particularly in remote international locations. Our operations in Nigeria and a South American country are likely to be negatively affected as a result of our actions taken in connection with the Internal Review, as discussed in more detail below under “Investigations.”

Operating Results
      The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004(1)	2005	2004(1)

	(Unaudited)		(Unaudited)
		(Restated)		(Restated)
	(In thousands)
Operating revenues	$192,267	$172,167	$567,609	$503,195
Direct costs	(148,170)	(133,107)	(433,296)	(382,749)
Depreciation and amortization	(10,653)	(10,790)	(32,160)	(31,820)
General and administrative	(15,338)	(11,075)	(46,005)	(33,084)
Gain (loss) on disposal of assets	(374)	2,021	(1,276)	8,177

Operating income	17,732	19,216	54,872	63,719
Earnings from unconsolidated affiliates, net of losses	1,351	1,769	1,770	5,690
Interest expense, net	(3,005)	(3,071)	(8,409)	(9,802)
Other income, net	2,296	(2,599)	4,308	(2,038)

Income before provision for income taxes and minority interest	18,374	15,315	52,541	57,569
Provision for income taxes	(4,984)	(5,146)	(12,453)	(18,924)
Minority interest	10	(61)	(84)	(299)

Net income	$13,400	$10,108	$40,004	$38,346

(1)	Amounts previously reported for the Comparable Quarter and Period have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” below for further discussion of these matters.

Investigations
      In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The Internal Review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants.
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
      We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclose to certain customers inappropriate payments made to customer personnel and terminate certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.bristowgroup.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new personnel and realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management.
      In connection with the Audit Committee’s conclusions, we will voluntarily advise certain foreign governmental authorities of the Audit Committee’s findings. We have not yet advised such foreign governmental authorities of the Audit Committee findings, but intend to do so. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we may face difficulties exporting our aircraft. As of December 31, 2005, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $117.0 million and $2.8 million, respectively.
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
      As discussed further in our Annual Report, in connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. As of December 31, 2005, we have accrued $18.8 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for the Current Quarter and Period includes $1.0 million and $3.0 million, respectively, attributable to this accrual. Operating income for the Comparable Quarter and Period includes $0.9 million and $2.8 million, respectively, attributable to this accrual. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, any other regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.
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
      Through December 31, 2005, we have incurred approximately $12.4 million, including $2.2 million and $10.3 million in the Current Quarter and Period, respectively, in legal and other professional costs in connection with the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
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

      In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. During fiscal year 2005, we derived approximately $9.9 million of leasing and other revenues, of which $3.2 million was paid by us to a third party for the use of the aircraft, and received approximately $0.3 of dividend income from this joint venture. During the Current Period, we derived approximately $6.3 million of leasing and other revenues, of which $3.0 million was paid by us to a third party for the use of the aircraft, and received no dividend income from this joint venture. Without a joint venture partner, we will be unable to maintain an operating license and our future activities in that country may be limited to leasing our aircraft to unrelated operating companies. Our joint venture partners and agents are typically influential members of the local business community and instrumental in aiding us in obtaining contracts and managing our affairs in the local country. As a result of terminating these relationships, our ability to continue conducting business in these countries where the improper activities took place may be negatively affected. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies or conducting other business in that country, to export our aircraft or to recover its investment in the joint venture.
      Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent of our increased costs, our operating income will decrease.

Document Subpoena from U.S. Department of Justice
      On June 15, 2005, we issued a press release disclosing that one of our subsidiaries received a document subpoena from the Antitrust Division of the DOJ. The subpoena pertains to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and intend to comply with requests for information from the DOJ in connection with this investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions and/or referral to other governmental agencies and/or the payment of damages in civil litigation. To date, we have not identified any material adjustments to our financial statements in connection with the investigation and do not expect, based on information developed to date, that any such adjustment is likely to be required. In connection with this matter, we have incurred $1.0 million in legal and professional fees for the Current Period. We expect to incur further costs associated with this investigation, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded. For additional information regarding the DOJ investigation, see “Document Subpoena from U.S. Department of Justice” in Note E in the “Condensed Notes to Consolidated Financial Statements.”

Restatement of Previously Reported Amounts
      As a result of the Internal Review findings discussed further in Note E in the “Condensed Notes to Consolidated Financial Statements”, we restated our historical financial statements to accrue for payroll taxes, penalties and interest attributable to underreported employee payroll. For further information regarding the Internal Review and related matters, including our restatement of our historical financial statements, refer to the Annual Report. Our restated condensed consolidated statements of income included in this Quarterly Report reflect reductions in operating income of $0.9 million for the Comparable Quarter and $2.8 million for the Comparable Period in connection with this matter. As of December 31, 2005, accrued liabilities includes $18.8 million related to this matter. At this time, we cannot estimate what additional payments, fines and/or penalties may be required in connection with the matters identified as a result of the Internal Review or the related SEC investigation; however, such payments, fines and/or penalties could have a material adverse effect on our business, financial condition and results of operations.

      Our management has separately determined that we were not reporting reimbursements received from our customers for costs incurred on their behalf in accordance with GAAP. Our customers reimburse us for certain costs incurred on their behalf, which have historically been recorded by offsetting such amounts against the related expenses. In addition, our management has determined that we did not properly record expenses related to severance benefits for certain employees of a foreign subsidiary and we did not properly record expenses related to payroll taxes incurred by one of our foreign subsidiaries. In accordance with GAAP, we have restated our historical financial statements for the Comparable Quarter and Period, to reflect such reimbursement as an increase in revenue and a corresponding increase in expense, and we increased direct costs to reflect the severance obligation and payroll taxes in the applicable periods. With respect to customer reimbursements, operating revenues and direct costs were increased $16.2 million for the Comparable Quarter and $41.1 million for the Comparable Period, from previously reported amounts, with no impact on income from operations or net income. With respect to the severance benefits and payroll taxes, direct costs were increased by $0.2 million for the Comparable Quarter and $0.7 million for the Comparable Period.
      The impact of these adjustments on the consolidated statements of income and cash flows is reflected in the tables below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2004		December 31, 2004

	(Unaudited)		(Unaudited)
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated
Statements of Income
Operating revenues	$155,977	$172,167	$462,083	$503,195
Direct costs	115,719	133,107	338,058	382,749
Total operating expenses	135,563	152,951	394,785	439,476
Operating income	20,414	19,216	67,298	63,719
Income before provision for taxes and minority interests	16,513	15,315	61,148	57,569
Provision for income taxes	4,953	5,146	18,344	18,924
Net income	11,499	10,108	42,505	38,346
Basic EPS	0.49	0.43	1.85	1.67
Diluted EPS	0.49	0.43	1.82	1.65

	Nine Months Ended
	December 31, 2004

	(Unaudited)
	As
	Previously
	Reported	Restated
Statements of Cash Flows
Net income	$42,505	$38,346
Deferred taxes	5,470	6,415
Decrease in accrued liabilities	(4,322)	(1,108)
Net cash provided by operating activities	79,872	79,872
In addition, certain information in Notes B, H, I and J in the “Condensed Notes to Consolidated Financial Statements” has been restated to reflect the effect of these adjustments. Certain amounts in the above presentation for 2004 have been reclassified to conform to the current year presentation. Specifically, gains and losses on asset disposals were previously included in revenues but are now included in operating expenses.

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
      In December 2005, we were informed that we were not awarded the contract extension commencing in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency. During fiscal year 2005 and for the Current Period, we had $26.4 million and $20.6 million, respectively, in operating revenues associated with this contract.
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
      For the Current Period, our North America, South and Central America, Europe, West Africa, Southeast Asia and Other International business units contributed 28%, 6%, 30%, 16%, 8% and 3%, respectively, of our operating revenue. We expect that the percentage of our operating revenue derived from our Southeastern Asia and Other International business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. Our Production Management Services segment contributed the remaining 9% of our operating revenue for the Current Period.
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
      In addition to our variable operating expenses, we incur fixed charges for depreciation of our property and equipment. For accounting purposes, we depreciate our helicopters and fixed wing aircraft on a straight-line basis over their estimated useful lives, taking into account an estimated residual value of 30% to 50% of their original cost. We generally estimate the useful life of a helicopter and fixed wing aircraft to be seven to 15 years. Our estimates of useful lives and residual values are based upon our historical experience, aircraft type and aircraft condition, as well as our judgment and expectations regarding future operations and market conditions.
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

Results of Operations
      The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services, and for the six business units comprising our Helicopter Services segment. Certain reclassifications have been made to prior year information to conform to the current presentation of the Helicopter Services segment’s business units. See Note I in the “Condensed Notes to Consolidated Financial Statements” for further information. The tables also present certain operating information about our corporate activities which primarily relate to intercompany leasing of aircraft and are eliminated in consolidation. Amounts previously reported for 2004 have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review and to properly report customer reimbursables as revenues rather than offsetting such amounts against the related expenses. See above and “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” for further discussion of these matters.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America	36,211	28,180	109,443	92,604
South and Central America	9,569	9,560	29,198	33,307
Europe	9,329	9,500	29,323	31,942
West Africa	9,108	8,971	26,647	25,374
Southeast Asia	3,117	3,341	8,844	8,850
Other International	1,487	460	4,209	1,616

Total	68,821	60,012	207,664	193,693

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004(2)	2005	2004(2)

		(Restated)		(Restated)
	(In thousands)
Operating revenue:
Helicopter Services:
North America	$56,869	$42,832	$170,570	$134,309
South and Central America	11,427	13,167	31,645	41,257
Europe	65,464	65,238	197,521	190,958
West Africa	29,830	25,749	85,605	71,346
Southeast Asia	15,789	14,990	44,197	39,533
Other International	6,684	4,613	19,281	11,615
Intrasegment eliminations	(9,545)	(7,550)	(28,151)	(23,628)

Total Helicopter Services	176,518	159,039	520,668	465,390
Production Management Services	16,253	14,943	50,163	43,264
Corporate	4,245	2,445	9,836	7,590
Intersegment eliminations	(4,749)	(4,260)	(13,058)	(13,049)

Consolidated total	$192,267	$172,167	$567,609	$503,195

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004(2)	2005	2004(2)

		(Restated)		(Restated)
	(In thousands)
Operating expenses(1):
Helicopter Services
North America	$48,084	$38,779	$137,410	$114,953
South and Central America	10,035	10,305	29,592	31,724
Europe	58,459	56,765	175,018	169,664
West Africa	27,234	24,077	78,564	64,633
Southeast Asia	14,088	13,199	41,412	35,675
Other International	5,282	4,570	16,083	12,249
Intrasegment eliminations	(9,545)	(7,550)	(28,151)	(23,628)

Total Helicopter Services	153,637	140,145	449,928	405,270
Production Management Services	15,136	13,724	46,488	40,279
Loss (gain) on disposal of assets	374	(2,021)	1,276	(8,177)
Corporate	10,137	5,363	28,103	15,153
Intersegment eliminations	(4,749)	(4,260)	(13,058)	(13,049)

Consolidated total	$174,535	$152,951	$512,737	$439,476

Operating income:
Helicopter Services
North America	$8,785	$4,053	$33,160	$19,356
South and Central America	1,392	2,862	2,053	9,533
Europe	7,005	8,473	22,503	21,294
West Africa	2,596	1,672	7,041	6,713
Southeast Asia	1,701	1,791	2,785	3,858
Other International	1,402	43	3,198	(634)

Total Helicopter Services	22,881	18,894	70,740	60,120
Production Management Services	1,117	1,219	3,675	2,985
Gain (loss) on disposal of assets	(374)	2,021	(1,276)	8,177
Corporate	(5,892)	(2,918)	(18,267)	(7,563)

Consolidated total	$17,732	$19,216	$54,872	$63,719

Operating margin:
Helicopter Services
North America	15.4%	9.5%	19.4%	14.4%
South and Central America	12.2%	21.7%	6.5%	23.1%
Europe	10.7%	13.0%	11.4%	11.2%
West Africa	8.7%	6.5%	8.2%	9.4%
Southeast Asia	10.8%	11.9%	6.3%	9.8%
Other International	21.0%	0.9%	16.6%	(5.5)%

Total Helicopter Services	13.0%	11.9%	13.6%	12.9%
Production Management Services	6.9%	8.2%	7.3%	6.9%

Consolidated total	9.2%	11.2%	9.7%	12.7%

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(In thousands)
Helicopter Services:
North America	$4,494	$3,817	$12,856	$10,957
South and Central America	508	523	1,578	1,586
Europe	3,568	4,594	11,030	14,054
West Africa	324	290	1,433	836
Southeast Asia	96	70	311	190
Other International	470	447	1,393	972

Total Helicopter Services	9,460	9,741	28,601	28,595
Production Management Services	49	50	148	145
Corporate	1,144	999	3,411	3,080

Consolidated total	$10,653	$10,790	$32,160	$31,820

(2)	Amounts previously reported for the Comparable Quarter and Period have been restated to reflect adjustments to accrue for liabilities and expenses identified in connection with the Internal Review, to properly report customer reimbursables as revenues rather than netting such amounts against the related expenses and to properly record expenses for severance benefits and payroll taxes associated with certain foreign subsidiaries. See “Restatement of Previously Reported Amounts” in Note A and “Internal Review” in Note E in the “Condensed Notes to Consolidated Financial Statements” as well as “Investigations” and “Restatement of Previously Reported Amounts” above for further discussion of these matters.
Quarter ended December 31, 2005 compared to Quarter ended December 31, 2004

Consolidated Results
      Our operating revenues increased to $192.3 million for the Current Quarter from $172.2 million for the Comparable Quarter. The increase in operating revenues occurred in both our Helicopter Services segment and our Production Management Services segment. Our operating expenses for the Current Quarter increased to $174.5 million from $153.0 million for the Comparable Quarter. The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates and higher professional fees due to the Internal Review and the DOJ investigation. In addition, we had a loss on disposal of assets of $0.4 million in the Current Quarter as compared to a gain of $2.0 million in the Comparable Quarter. As a result, our operating income and operating margin for the Current Quarter decreased to $17.7 million and 9.2%, respectively, compared to $19.2 million and 11.2%, respectively, for the Comparable Quarter.
      Net income for the Current Quarter of $13.4 million represents a $3.3 million increase from the Comparable Quarter. This increase primarily resulted from an increase in other income, net for the Current Quarter as compared to the Comparable Quarter. Set forth below is a discussion of the results of operations of our segments and business units.

Helicopter Services
      Operating revenues from Helicopter Services increased to $176.5 million for the Current Quarter from $159.0 million for the Comparable Quarter, and operating expenses increased to $153.6 million from $140.1 million. This resulted in an operating margin of 13.0% as compared to 11.9% in the Comparable Quarter. These improvements are primarily attributable to results for North America where flight hours and operating revenues have increased quarter over quarter. Helicopter Services results are further explained below by business unit.
      North America. Operating revenues from North America increased to $56.9 million, or 32.9%, during the Current Quarter from $42.8 million in the Comparable Quarter, and flight activity increased by 28.5%. The increase in operating revenues is due to a rate increase of 8% for the U.S. Gulf of Mexico that is being phased in beginning in May 2005, increases in fuel surcharges as fuel prices have increased and an increase in the number of aircraft on month-to-month contracts for the Current Quarter.
      Operating expenses from North America increased to $48.1 million for the Current Quarter from $38.8 million for the Comparable Quarter. The increase was primarily due to higher labor costs due to salary increases and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon.
      Our operating margin in North America increased to 15.4% for the Current Quarter from 9.5% for the Comparable Quarter primarily due to the higher revenues discussed above.
      South and Central America. Operating revenues for South and Central America decreased by 13.2% for the Current Quarter from the Comparable Quarter due to a 43.4% reduction in operating revenues in Mexico and Brazil. The reduction in operating revenues was offset in part by an increase in Trinidad. In Mexico, operating revenues decreased 54.7% due to the conclusion of the contract with Petroleós Mexicanos (“PEMEX”) in February 2005. As a result, the Company’s 49% owned unconsolidated affiliates, Hemisco and Heliservicio, have experienced difficulties in meeting their obligations to make lease rental payments to the Company and RLR. During the three months ended June 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the three months ended December 31, 2005, $1.0 million of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of the equity in earnings of RLR has been reduced by $0.9 million for revenues billed but not collected from HC. Brazil’s operating revenues decreased 18.6%, due to the conclusion of a contract for one aircraft in October 2004. In Trinidad, operating revenues increased 34.5% due to the renewal of a contract in November 2004. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil and upon such termination, absent our development of a satisfactory relationship with another local operating company, we expect to experience a substantial reduction in business activity in Brazil in future periods.
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
      Operating income and the operating margin for South and Central America decreased to $1.4 million and 12.2% for the Current Quarter from $2.9 million and 21.7% for the Comparable Quarter as a result of the lower operating revenues discussed above.
      Europe. Operating revenues from Europe increased for the Current Quarter to $65.5 million, or 0.5% from $65.2 million for the Comparable Quarter while flight hours decreased by 1.8% between the Current Quarter and the Comparable Quarter. The reduction in flight hours was due primarily to a change in our lease arrangements in Norway and the sale of certain technical services contracts in November 2004. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Operating revenues for technical services in the U.K. decreased to $3.2 million for the Current Quarter from $5.2 million for the Comparable Quarter due to the downsizing of our technical services operations in the U.K. in fiscal year 2005.
      Excluding the flight hours for Norway and the technical services contracts that were sold, flight activity increased by 7.8%. The majority of this increase in flight hours related to the start of two contracts within the North Sea. One contract commenced in April 2005 and the second contract commenced in July 2005.
      Operating expenses for Europe increased $1.7 million or 3.0% for the Current Quarter compared to the Comparable Quarter. The increase in operating expenses was due to an increase in activity in the North Sea and higher fuel rates in the Current Quarter versus the Comparable Quarter. The operating margin in Europe for the Current Quarter was 10.7% and 13.0% for the Comparable Quarter.
      West Africa. Operating revenues from West Africa increased in the Current Quarter to $29.8 million, or 16.0%, from $25.7 million in the Comparable Quarter, primarily as a result of a 1.5% increase in flight activity from the Comparable Quarter, as well as additional ad hoc flying at higher rates in Nigeria.
      Operating expenses for West Africa increased in the Current Quarter to $27.2 million, or 12.9%, from $24.1 million in the Comparable Quarter. The increase was primarily as a result of higher salary expense due to the increase in activity. The operating margin in West Africa increased to 8.7% in the Current Quarter from 6.5% in the Comparable Quarter.
      Approximately 15.3% of our revenues for the Current Quarter came from Nigeria. As a result of the potential cancellation by customers of their contracts with us, we may experience a substantial reduction in business activity in Nigeria in future periods.
      Southeast Asia. Operating revenues from Southeast Asia increased 5.3% from $15.0 million for the Comparable Quarter to $15.8 million for the Current Quarter due to higher revenues noted in Australia with an offset in China. Australia’s activity decreased 9.1% but operating revenues increased 8.8% over the Comparable Quarter primarily due to higher ad hoc flying. China’s operating revenues for the Current Quarter decreased 14.7% from the Comparable Quarter primarily due to having one less aircraft on contract.
      Operating expenses increased to $14.1 million, or 6.8%, during the Current Quarter from $13.2 million for the Comparable Quarter. As a result of higher expenses during the Current Quarter, the operating margin decreased to 10.8% from 11.9% in the Comparable Quarter.
      Other International. Operating revenues for Other International increased to $6.7 million during the Current Quarter from $4.6 million for the Comparable Quarter. The increase in operating revenues was primarily due to increased flight activity of 1,027 hours. Higher activity was noted throughout our Other International locations, particularly in Russia, Egypt and Turkmenistan.
      Operating expenses increased from $4.6 million for the Comparable Quarter to $5.3 million for the Current Quarter. The increase in operating expenses is primarily due to higher salary and maintenance costs. As a result of the higher operating revenues, our operating margin for Other International increased to 21.0% in the Current Quarter from 0.9% in the Comparable Quarter.

Production Management Services
      Operating revenues from the Production Management Services segment increased to $16.3 million during the Current Quarter, as compared to $14.9 million for the Comparable Quarter primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $15.1 million for the Current Quarter from $13.7 million for the Comparable Quarter, primarily due to higher transportation costs associated with the increase in activity. As a result of the higher expenses, our operating margin decreased to 6.9% from 8.2% in the Comparable Quarter.

General and Administrative Costs
      Excluding the restructuring changes for our U.K. operations of $2.0 million that are included within the Comparable Quarter, consolidated general and administrative costs increased by $6.3 million for the Current Quarter primarily due to higher professional fees. During the Current Quarter, we incurred $2.2 million and $0.6 million, respectively, in the connection with the Internal Review and DOJ investigation.

Other Income, Net
      Other income, net, for the Current Quarter was $2.3 million compared to a net loss of $2.6 million for the Comparable Quarter and primarily represents foreign currency transaction gains and losses. These gains and losses arise from the consolidation of our United Kingdom operations, whose functional currency is the British pound, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Provision for Income Taxes
      The provision for income taxes decreased in the Current Quarter by $0.2 million as a result of a decrease in the Company’s overall effective tax rate from 33.6% for the Comparable Quarter to 27.1% for the Current Quarter. This decrease is primarily attributable to the impact of the reversal of reserves for tax contingencies due to expiration of the related statutes of limitations.
Nine months ended December 31, 2005 compared to Nine months ended December 31, 2004

Consolidated Results
      Our operating revenues increased to $567.6 million for the Current Period from $503.2 million for the Comparable Period. The increase in operating revenues was noted in both our Helicopter Services segment and our Production Management Services segment. Our operating expenses for the Current Period increased to $512.7 million from $439.5 million for the Comparable Period. The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates and higher professional fees due to the Internal Review and DOJ investigation. In addition, we had a loss on disposal of assets of $1.3 million for the Current Period as compared to a gain on disposal of assets of $8.2 million for the Comparable Period. As a result, our operating income and operating margin for the Current Period decreased to $54.9 million and 9.7%, respectively, compared to $63.7 million and 12.7%, respectively, for the Comparable Period.
      Net income for the Current Period of $40.0 million represents a $1.7 million increase from the Comparable Period. This increase primarily resulted from lower income taxes and an increase in other income, net in the Current Period as compared to the Comparable Period. Set forth below is a discussion of the results of operations of our segments and business units.

Helicopter Services
      Operating revenues from Helicopter Services increased to $520.7 million for the Current Period from $465.4 million for the Comparable Period, and operating expenses increased to $449.9 million from $405.3 million. This resulted in an operating margin of 13.6% as compared to 12.9% in the Comparable Period. These improvements are primarily attributable to results for North America where flight hours and operating revenues have increased period over period. Helicopter Services results are further explained below by business unit.
      North America. Operating revenues from North America increased by 27.0% during the Current Period from the Comparable Period, and flight activity increased by 18.2%. This increase in operating revenues is due to the effect in the Current Period of an 8% rate increase for the U.S. Gulf of Mexico that is being phased in beginning in May 2005, fuel surcharges as fuel prices have increased and an increase in the number of aircraft on month-to-month contracts for the Current Period.

      Operating expenses from North America increased to $137.4 million for the Current Period from $115.0 million for the Comparable Period. The increase was primarily due to higher labor costs due to salary increases, higher maintenance due to increased flight activity and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon.
      Our operating margin in North America increased to 19.4% for the Current Period from 14.4% for the Comparable Period primarily due to the higher revenues discussed above.
      South and Central America. Operating revenues for South and Central America decreased to $31.6 million, or 23.5%, from $41.3 million for the Current Period from the Comparable Period due to a 16.4% reduction in flight activity in Mexico and Brazil. In Mexico, flight activity decreased 17.1% and operating revenue decreased 35.6% during the Current Period as compared to the Comparable Period. The reduction in flight activity and revenues is due to the conclusion of the contract with PEMEX in February 2005. As a result, the Company’s 49% owned unconsolidated affiliates, Hemisco and Heliservicio, have experienced difficulties in meeting their obligations to make lease rental payments to the Company and RLR. During the three months ended June 30, 2005, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For the nine months ended December 31, 2005, $5.7 million of revenues billed but not collected from HC have not been recognized in the Company’s results, and the Company’s 49% share of the equity in earnings of RLR has been reduced by $3.7 million for revenues billed but not collected from HC. Brazil’s activity and operating revenues decreased 15.3% and 20.4%, respectively, due to the conclusion of contracts for two aircraft, one in August 2004 and the other in October 2004. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil, and upon such termination, absent our development of a satisfactory relationship with another local operating company, we expect to experience a substantial reduction in business activity in Brazil in future periods.
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
      Operating income for South and Central America decreased to $2.1 million for the Current Period from $9.5 million for the Comparable Period as a result of the lower operating revenues discussed above. The operating margin for this business unit was 6.5% for the Current Period as compared to 23.1% for the Comparable Period.
      Europe. Operating revenues from Europe increased for the Current Period to $197.5 million, or 3.4%, from $191.0 million for the Comparable Period. Excluding foreign exchange effects, revenue from these operations increased by 5.6% while flight hours decreased by 8.2% between the Current Period and the Comparable Period. The reduction in flight hours was due primarily to a change in our lease arrangements in Norway and the sale of certain technical services contracts in November 2004. While we continue to lease aircraft to our unconsolidated affiliate, Norsk Helikopter AS, we no longer provide maintenance services for these aircraft. Therefore, we no longer report the flight hours. Operating revenues for technical services in the U.K. decreased to $9.0 million for the Current Period from $18.4 million for the Comparable Period due to the downsizing of our technical services operations in the U.K. in fiscal year 2005.
      Excluding the flight hours for Norway and the technical services contracts that were sold, flight activity increased by 12.4%. The majority of this increase in flight hours related to the start of two contracts within the North Sea. One contract commenced in April 2005 and the second contract commenced in July 2005.

      Operating expenses for Europe were $175.0 million for the Current Period compared to $169.7 million for the Comparable Period. The increase in operating expenses was due to an increase in flight activity in our North Sea operations and higher fuel rates. This increase was offset in part by the downsizing of our technical services operation in the U.K. The operating margin in Europe increased to 11.4% from 11.2% between the Current Period and the Comparable Period.
      West Africa. Operating revenues from West Africa increased in the Current Period to $85.6 million, or 20.1%, from $71.3 million in the Comparable Period primarily as a result of a 5.0% increase in flight activity from the Comparable Period. Additional ad hoc flying in Nigeria and a contract for two medium aircraft in Mauritania that began in September 2004 were the principle drivers for the increased flight activity and revenues.
      Operating expenses for West Africa increased in the Current Period to $78.6 million, or 21.7%, from $64.6 million in the Comparable Period. The increase was primarily due to higher salary and maintenance expense due to the increase in activity. The operating margin in Africa decreased to 8.2% in the Current Period from 9.4% in the Comparable Period.
      Approximately 14.9% of our revenues for the Current Period came from Nigeria. As a result of the potential cancellation by customers of their contracts with us, we may experience a substantial reduction in business activity in Nigeria in future periods.
      Southeast Asia. Operating revenues from Southeast Asia increased 11.9% from $39.5 million for the Comparable Period to $44.2 million. The higher revenues and flight activity was noted in Australia with an offset in China. Australia’s activity and operating revenues increased 5.7% and 20.6%, respectively, over the Comparable Period primarily due to the utilization of an additional large aircraft and higher ad hoc flying. China’s flight activity and operating revenues for the Current Period decreased 19.4% and 26.4%, respectively, from the Comparable Period primarily due to having one less aircraft on contract.
      Operating expenses increased to $41.4 million, or 16.0%, during the Current Period from $35.7 million for the Comparable Period. As a result of higher expenses during the Current Period, the operating margin decreased to 6.3% from 9.8% in the Comparable Period.
      Other International. Operating revenues for Other International increased to $19.3 million during the Current Period from $11.6 million for the Comparable Period. The increase in operating revenues was primarily due to increased flight activity which more than doubled. Higher activity was noted in Russia and Egypt.
      Operating expenses increased from $12.2 million for the Comparable Period to $16.1 million for the Current Period. The increase in operating expenses is primarily due to higher salary and maintenance costs and increased activity throughout our Other International locations. As a result of the higher operating revenues, our operating margin for Other International increased to 16.6% in the Current Period from (5.5)% in the Comparable Period.

Production Management Services
      Operating revenues from the Production Management Services segment increased by 15.9% during the Current Period, as compared to the Comparable Period primarily due to increased activity with a customer that acquired additional properties. Operating expenses increased to $46.5 million for the Current Period from $40.3 million for the Comparable Period, primarily due to higher labor and transportation costs associated with the increase in activity. As a result of the higher revenue, our operating margin increased to 7.3% from 6.9% in the Comparable Period.

General and Administrative Costs
      Consolidated general and administrative costs increased by $12.9 million for the Current Period. Excluding the $2.0 million of restructuring charges for our U.K. operations that are included within the Comparable Period, general and administrative costs increased $14.9 million. The increase is primarily due to higher compensation costs and higher professional fees. Professional fees in the Current Period included approximately $10.3 million and $1.0 million, respectively, in connection with the Internal Review and DOJ investigation.

Other Income, Net
      Other income, net, for the Current Period was $4.3 million compared to a net loss of $2.0 million for the Comparable Period and primarily reflects foreign currency transaction gains and losses. These gains and losses arise from the consolidation of our U.K. operations, whose functional currency is the British pound sterling, yet contracts for a portion of its revenue and expense in U.S. dollars and other currencies for operations outside of the North Sea.

Provision for Income Taxes
      The provision for income taxes decreased for the Current Period by $6.5 million as a result of a decrease in the Company’s overall effective tax rate from 32.9% for the Comparable Period to 23.7% for the Current Period. This decrease is primarily attributable to the impact of the reversal of reserves for tax contingencies due to expiration of the related statutes of limitations.
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

Operating Activities
      Cash and cash equivalents were $129.1 million as of December 31, 2005, a $17.4 million decrease from March 31, 2005. Working capital as of December 31, 2005 was $284.3 million, a $13.5 million increase from March 31, 2005.
      For the Current Period, the Company had net cash flows provided by operating activities of $31.3 million as compared to $79.9 million for the Comparable Period. This decrease was primarily a result of an increase in accounts receivable and inventories during the Current Period and a decline in dividends received from unconsolidated affiliates.

Investing Activities
      Cash flows used in investing activities were $29.7 million and $22.0 million for the Current and Comparable Periods, respectively. The following table shows capital expenditures (including expenditures financed with short-term notes) for the period (in thousands):

	Nine Months Ended
	December 31,

	2005	2004

Aircraft and related equipment	$107,872	$48,687
Other	9,181	3,002

Total capital expenditures	$117,053	$51,689

      During the Current Period, we received proceeds of $72.6 million primarily from the disposal of ten aircraft and certain equipment. During the Comparable Period, we received proceeds of $39.8 million primarily from the disposal of 16 aircraft and certain equipment.
      As shown in the table below, we expect to incur additional capital expenditures over the next five to seven fiscal years to replace certain of our aircraft and upgrade strategic base facilities. As of December 31, 2005, we have $381.1 million remaining under several aircraft purchase agreements. To the extent they occur, any sales and trade-ins of older aircraft will reduce these projected expenditures. We plan to use internally generated funds and alternative financing sources, if needed, to meet our obligations under these agreements. Subsequent to December 31, 2005, we also entered into firm purchase commitments for aircraft of $5.0 million.

	Delivered		Remaining to be Delivered

		Nine Months	Three Months
	Prior to	Ended	Ended	Fiscal Year Ended March 31,
	April 1,	December 31,	March 31,
	2005	2005	2006	2007	2006	2009-2013	Total

Number of aircraft(1):
New:
Small	7	4	1	—	—	—	12
Medium	10	8	1	12	11	15	57
Large	—	2	1	4	—	—	7

	17	14	3	16	11	15	76
Used:
Small	—	5	—	—	—	—	5
Medium	1	—	—	—	—	—	1

	18	19	3	16	11	15	82

Related expenditures	$104,370	$89,668	$35,964	$166,573	$66,844	$111,758	$575,177

(1)	The Company also has options to purchase 24 additional aircraft. As of December 31, 2005, the options with respect to six of the aircraft are now subject to availability.

Financing Activities
      Cash flows provided by (used in) financing activities were $(12.9) million and $2.6 million for the Current and Comparable Periods, respectively. Total debt as of December 31, 2005 was $262.6 million, an increase of $0.6 million since March 31, 2005.
      Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases. Each lease has an end of lease purchase option at ten years, an early purchase option at 60 months (December 2010), and an early termination option at 24 months (December 2007). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate. The deferred gain will be amortized as a reduction in lease expense over the 10 year lease term in proportion to the rent payments. Additional collateral in the amount of at least $11.8 million is to be provided until the conclusion of the SEC investigation related to the Internal Review. A portion of the proceeds ($10.3 million) was retained by the lessor until January 30, 2006 when the additional collateral, which consisted of five aircraft and a $2.5 million letter of credit, was provided.

      Revolving Credit Facility. As of December 31, 2005, we had a $30.0 million revolving credit facility with a U.S. bank that expires on August 31, 2006. This facility is subject to a sub-limit of $10.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under this facility. Borrowings under this facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had no amounts drawn under this facility as of December 31, 2005, but did have $0.7 million of letters of credit utilized which reduced availability under this facility. As of June 30, 2005, we were in default of various financial information reporting covenants for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank initially provided a waiver through August 14, 2005, and subsequently provided a second waiver through November 15, 2005. Waivers were extended through December 15, 2005 upon payment of a fee of $30,000, and further extended through January 16, 2006 upon payment of an additional fee of $30,000. In January 2006, the default was cured.
      U.K. Facilities. As of December 31, 2005, Bristow Aviation had a £6.0 million ($10.3 million) facility for letters of credit, of which £1.7 million ($2.9 million) was outstanding, and a £1.0 million ($1.7 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006.
      6 1/8% Senior Notes. We have $230.0 million aggregate principal amount outstanding of 6 1/8% senior notes due 2013 (“Senior Notes”). The Senior Notes are unsecured and are guaranteed by certain of our U.S. subsidiaries. The Senior Notes are redeemable at our option. On June 16, 2005, we received notice from the trustee of the indenture underlying the Senior Notes that we were in default of financial reporting covenants in the indenture as we were not able to provide the required financial reporting information within the time period specified in the covenants and that, unless the deficiency was remedied within 60 days, an event of default would occur under the indenture. On August 16, 2005, we completed a consent solicitation with the holders of the Senior Notes to waive defaults under and make amendments to the indenture. Under the terms of the consent solicitation, a consent fee of $1.4 million was paid on August 17, 2005 to consenting holders of Senior Notes. The majority of Senior Note holders waived the defaults under the indenture through November 15, 2005. Further, we extended the waivers through December 15, 2005 upon payment of an additional fee of $0.6 million, and further extended the waivers through January 16, 2006 upon payment of another additional fee of $0.6 million. In January 2006, the default was cured. See Note D in the “Condensed Notes to Consolidated Financial Statements” for further discussion.
      RLR Note. As of June 30, 2005, we were in default of the various financial information reporting covenants in its revolving credit facility and a five-year $31.8 million term loan (the “RLR Note”) under which an unconsolidated affiliate, Rotorwing Leasing Resources, L.L.C., is a borrower and we are a guarantor. The defaults were as a result of not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from activities identified in connection with the Internal Review discussed in Note E in the “Condensed Notes to Consolidated Financial Statements” which prevented us from filing the financial report for fiscal year 2005 on time. The bank initially provided waivers through August 14, 2005, and subsequently provided additional waivers through November 15, 2005. The waivers were extended at our election through December 15, 2005 upon payment of $26,000, and were further extended through January 16, 2006 upon payment of an additional fee of $26,000. In January 2006, the default was cured.
      Pension Plan. As of December 31, 2005, we had recorded on our balance sheet a $143.7 million pension liability and a $35.7 million prepaid pension asset related to the Bristow Aviation pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The asset represents the cumulative contributions made by Bristow Aviation in excess of accrued net periodic pension cost. In addition to the recognition of the minimum pension liability, the U.K. rules governing pension plan funding require us to make additional cash contributions to the plan. In March 2005, we agreed, subject to our review every three years, to increase the monthly contributions to £0.4 million ($0.8 million) for the next 20 years beginning May 2005. Nevertheless, regulatory agencies in the U.K. may require us to increase the monthly contributions further.
      Contractual Obligations and Commercial Commitments. We have the following contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Contractual obligations:
Long-term debt	$262,637	$4,548	$23,709	$—	$234,380
Aircraft operating leases	69,564	6,300	18,900	13,913	30,451
Other operating leases	16,204	789	7,486	2,926	5,003
Pension obligation	185,600	9,600	28,800	19,200	128,000
Aircraft purchase obligations(2)	381,139	174,036	108,173	49,096	49,834
Other purchase obligations	25,632	21,525	4,107	—	—

Total contractual cash obligations	$940,776	$216,798	$191,175	$85,135	$447,668

	Amount of Commitment Expiration per Period

		Less Than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Other commercial commitments:
Debt guarantee(1)	$30,264	$—	$—	$13,079	$17,185
Letters of credit and surety bond(3)	11,573	11,306	267	—	—

Total commercial commitments	$41,837	$11,306	$267	$13,079	$17,185

(1)	We have guaranteed the repayment of up to £10 million ($17.2 million) of the debt of FBS Limited (“FBS”) and $13.1 million of the debt of RLR, both unconsolidated affiliates.

(2)	Since December 31, 2005, we have entered into purchase obligations of $5.0 million for additional aircraft which are not reflected in the table above.

(3)	In January 2006, a letter of credit was issued against the Revolving Credit Facility for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Notes E in the “Condensed Notes to Consolidated Financial Statements”. The letter of credit expires January 27, 2007.
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
      As of December 31, 2005, we have $262.6 million of debt outstanding, none of which carries a variable rate of interest. However, the market value of our fixed rate debt fluctuates with changes in interest rates.
      We occasionally use off-balance sheet hedging instruments to manage our risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of certain spare parts, maintenance services and equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenue and expenses in the same currency for our contracts. Most of our revenue and expenses from our North Sea Operations are denominated in British pounds sterling. Approximately 30.4% of our operating revenue for the Current Period was translated for financial reporting purposes from British pounds sterling into U.S. dollars. As of December 31, 2005, we did not have any nominal forward exchange contracts outstanding. Subsequent to December 31, 2005, we have not entered into any nominal forward exchange contracts.

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

Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, we carried out an evaluation, under the supervision of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses associated with the control environment previously disclosed, which had not been completely remediated as of December 31, 2005, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls and procedures were not effective, as of such date.

Changes in Internal Control Over Financial Reporting
      As discussed under “Material Weaknesses Previously Disclosed” above, the CEO and CFO concluded that as of March 31, 2005, the Company did not maintain effective internal control over financial reporting because of several material weaknesses. This section also describes the series of actions we have undertaken to remediate these weaknesses in the control environment. These remediation actions began in the first quarter of fiscal 2006 and continued into the third quarter of fiscal 2006, and will favorably impact our control over financial reporting. Outside of these remediation efforts there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      As of December 31, 2005, we were in default of the various financial information reporting covenants in our revolving credit facility and the limited recourse term loans as a result of not providing financial information for fiscal 2005 when due, and also for not providing similar information to other creditors. These defaults were cured in January 2006. For a discussion of these defaults, see “Defaults Under Certain Long-Term Debt Agreements” in Note D in the “Condensed Notes to Consolidated Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” of this Quarterly Report, which are incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.
      The annual meeting of stockholders was held on February 6, 2006. Matters voted on at the meeting consisted of:

1. For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld

Thomas N. Amonett	21,981,558	278,520
Peter N. Buckley	21,823,072	437,006
Stephen J. Cannon	21,916,788	343,290
Jonathan H. Cartwright	20,127,887	2,132,191
William E. Chiles	21,914,412	345,666
Michael A. Flick	21,977,744	282,334
Kenneth M. Jones	21,824,878	435,200
Pierre H. Jungels, CBE	20,796,321	1,463,757
Thomas C. Knudson	21,981,770	278,308
Ken C. Tamblyn	21,916,777	343,301
Robert W. Waldrup	21,981,769	278,309

2. Proposal to approve and ratify the selection of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2006. The results were as follows:

For	Against	Abstain

21,912,697	345,475	1,906

Item 6.	Exhibits.
      The following exhibits are filed as part of this quarterly report:

Exhibit
Number		Description of Exhibit

10.1		Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo (filed as Exhibit 10.1 to the Form 8-K filed on February 8, 2006 and incorporated by reference).
*10	.2	Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement)+
*15	.1	Letter from KPMG LLP dated February 3, 2006, regarding unaudited interim financial information.
*31	.1	Rule 13a-14(a) Certification by the Chief Executive Officer, President and Chief Financial Officer of the Registrant.
*32	.1	Section 1350 Certification of the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

*	Furnished herewith.

+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ William E. Chiles

William E. Chiles
Chief Executive Officer, President and Chief Financial Officer

By:	/s/ Elizabeth D. Brumley

Elizabeth D. Brumley
Vice President and Chief Accounting Officer
February 9, 2006

Index to Exhibits

Exhibit
Number		Description of Exhibit

10.1		Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo (filed as Exhibit 10.1 to the Form 8-K filed on February 8, 2006 and incorporated by reference).
*10	.2	Form of Aircraft Lease Agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement)+
*15	.1	Letter from KPMG LLP dated February 3, 2006, regarding unaudited interim financial information.
*31	.1	Rule 13a-14(a) Certification by the Chief Executive Officer, President and Chief Financial Officer of the Registrant.
*32	.1	Section 1350 Certification of the Chief Executive Officer, President and Chief Financial Officer of the Registrant.

* Furnished herewith.

+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.