Form 10-K
period 2006-03-31
Bristow Group Inc
filed 2006-06-08
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its Charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 W. Sam Houston Parkway South Suite 1700 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrant’s telephone number, including area code: (713) 267-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2005 was $803,769,759.

The number of shares outstanding of the registrant’s Common Stock as of May 31, 2006 was 23,389,205.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

BRISTOW GROUP INC.

INDEX — FORM 10-K

i

BRISTOW GROUP INC.

ANNUAL REPORT (FORM 10-K)

INTRODUCTION

This Annual Report on Form 10-K is filed by Bristow Group Inc. (formerly Offshore Logistics, Inc.), a Delaware corporation, which we refer to separately as Bristow Group, the Company or the registrant. On February 1, 2006, OL Sub, Inc., a wholly-owned subsidiary of Offshore Logistics, Inc., merged into Offshore Logistics, Inc. In conjunction with the merger, the name of the Company changed from Offshore Logistics, Inc. to Bristow Group Inc.

We use the pronouns “we,” “our” and “us” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.

THE INTERNAL REVIEW

In February 2005, we voluntarily advised the staff of the United States Securities and Exchange Commission (the “SEC”) that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our Annual Report on Form 10-K for the year ended March 31, 2005 reflected our restated financial statements. For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.

The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in this fiscal year 2006 Annual Report. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.

For additional discussion of the SEC investigation, the Internal Review and related proceedings, see “Item 3. Legal Proceedings” included elsewhere in this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results are forward-looking statements.

Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described below under “Item 1A. Risk Factors”;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal program;

•	the outcome of the SEC investigation relating to the Foreign Corrupt Practices Act and other matters, or the Internal Review, has a greater than anticipated financial or business impact; and

•	the outcome of the United States Department of Justice (“DOJ”) antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

All forward-looking statements in this Annual Report are qualified by these cautionary statements and are only made as of the date of this Annual Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. Additionally, we are a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. As of March 31, 2006, we owned or leased 331 aircraft (including eight aircraft held for sale), and our unconsolidated affiliates operated an additional 146 aircraft throughout the world (excluding those aircraft leased from us).

We operate our business in two segments: Helicopter Services and Production Management Services. We conduct our Helicopter Services through the following business units:

•	North America;

•	South and Central America;

•	Europe;

•	West Africa;

•	Southeast Asia;

•	Other International; and

•	Eastern Hemisphere (“EH”) Centralized Operations.

The North America and South and Central America business units are managed together under the Western Hemisphere division while the other business units are managed under the Eastern Hemisphere division. For additional information about our segments and business units, see Note 11 in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. For a description of certain risks affecting our business and operations, see “Risk Factors” included elsewhere in this Annual Report.

We are a Delaware corporation incorporated in 1969. Our executive offices are located at 2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas 77042. Our telephone number is (713) 267-7600.

Our Internet website address is http://www.bristowgroup.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330. On February 8, 2006, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by Section 303A 12(a) of the New York Stock Exchange Listing Manual. We filed with the SEC the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2006 is referred to as fiscal year 2006.

Helicopter Services

Our customers charter our helicopters to transport personnel and time-sensitive equipment from onshore bases to offshore drilling rigs, platforms and other installations. We classify our helicopter fleet into three categories: small, medium and large. Small helicopters hold four to seven passengers and are better suited for support of production management activities and for daytime flights and shorter routes. With more than 4,000 active production facilities, many of which are unable to accommodate medium or large helicopters, the U.S. Gulf of Mexico is a significant market for helicopters of this type. Medium helicopters hold up to 13 passengers and are the most versatile aircraft in our fleet. Generally, they are equipped to fly in a variety of different operating conditions and are capable of flying longer distances and carrying larger payloads than small helicopters. Similarly, large helicopters, which can hold up to 25 passengers, are generally equipped to fly in a variety of conditions including harsh weather conditions, carry larger payloads and fly longer distances. Medium and large helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs. With their ability to carry greater payloads, travel greater distances and move at higher speeds, medium and large helicopters are preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. As a result of the greater distances offshore, demand for medium and large helicopters is also driven by drilling, development and production activity levels in deepwater locations throughout the world.

We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations. There are also additional markets for helicopter services beyond the oil and gas industry, including search and rescue services and emergency medical transportation. Markets which we do not serve include agricultural support and general aviation activities. The existence of these alternative markets enables us to better manage our helicopter fleet by providing both a source of additional aircraft during times of high demand in the oil and gas industry and potential purchasers for our excess aircraft during times of reduced demand in the oil and gas industry.

We also have technical services operations that provide helicopter repair and overhaul services, engineering and design services, technical manpower support and transmission testing from facilities located in Tucson, Arizona, New Iberia, Louisiana, Redhill, England, and Aberdeen, Scotland. While a portion of this work is performed on our own aircraft, some of these services are performed for third parties.

Most countries in which we operate limit foreign ownership of aviation companies. To comply with these regulations and yet expand internationally, we have formed or acquired interests in numerous foreign helicopter operations. These investments typically combine a local ownership interest with our experience in providing helicopter services to the oil and gas industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. Because we do not own a majority of the equity or maintain voting control of these entities, we may not have the ability to control their policies, management or affairs. We refer to these entities as unconsolidated affiliates. We lease some of our aircraft to a number of these unconsolidated affiliates which in turn provide helicopter services to customers.

The composition of our fleet as of March 31, 2006 (including eight aircraft held for sale), and some of the characteristics of the individual types of aircraft we own or lease are as follows:

		Passenger	Speed
Type	Number	Capacity	(MPH)(1)	Engine

Small Helicopters:
Bell 206L Series	77	6	115	Turbine
Bell 206B Jet Ranger	25	4	100	Turbine
Bell 407	39	6	132	Turbine
Bell 427	1	7	145	Twin Turbine
BO-105	2	4	125	Twin Turbine
EC120	10	4	110	Turbine

	154

Medium Helicopters:
Bell 212	18	12	115	Twin Turbine
Bell 412	24	13	125	Twin Turbine
EC155	6	13	167	Twin Turbine
Sikorsky S-76	52	12	145	Twin Turbine

	100

Large Helicopters:
AS332L Super Puma	33	18	144	Twin Turbine
Bell 214ST	6	18	144	Twin Turbine
Sikorsky S-61	16	18	132	Twin Turbine
Sikorsky S-92	1	19	158	Twin Turbine
Mil Mi-8	8	20	138	Twin Turbine
EC225	2	25	167	Twin Turbine

	66

Other (includes fixed wing)	11

Total consolidated affiliates(2)	331

Additional aircraft operated by unconsolidated affiliates(2)	146

(1)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.

(2)	We owned 311 of the 331 aircraft reflected in the table above and held the remaining 20 aircraft under operating leases. Unconsolidated affiliates leased 30 of our 331 aircraft in addition to the 146 aircraft they operate.

The following table shows the distribution of our small, medium and large aircraft among our business units as of March 31, 2006.

		South and					EH
	North	Central		West	Southeast	Other	Centralized
Type	America	America	Europe	Africa	Asia	International	Operations	Total

Small	138	2	1	12	1	—	—	154
Medium	26	29	6	27	5	7	—	100
Large	5	1	33	4	8	10	5	66
Other (includes fixed wing)	1	—	—	5	1	4	—	11

Total	170	32	40	48	15	21	5	331

The following table sets forth the number of our aircraft owned or leased as of the dates indicated:

	March 31,
	2006	2005

North America	170	166
South and Central America	32	34
Europe	40	42
West Africa	48	42
Southeast Asia	15	13
Other International	21	17
EH Centralized Operations	5	6

Total consolidated affiliates	331	320

Additional aircraft operated by unconsolidated affiliates	146	110

Fleet Expansion

We expect to incur additional capital expenditures over the next four to seven years to replace certain of our aircraft and upgrade strategic base facilities. Our capital commitments in future periods related to this fleet expansion are discussed under “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” below and are detailed in the table provided in that section.

North America

As of March 31, 2006, we conducted our North America Helicopter Services operations primarily from 12 operating facilities along the U.S. Gulf of Mexico, with additional operations in Alaska. As of March 31, 2006, we operated 154 aircraft in the U.S. Gulf of Mexico and 16 aircraft in Alaska. During fiscal year 2006, our North America business unit contributed 26% of our gross revenue. We are one of the two largest suppliers of helicopter services in the U.S. Gulf of Mexico and a major supplier in Alaska, where we fly the entire length of the Alyeska pipeline. The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 4,000 production platforms. These platforms are typically unmanned and are serviced by our small aircraft. In fiscal year 2006, Hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and Hurricane Rita severely damaged our Creole, Louisiana, base and flooded our Intracoastal City, Louisiana, base. We recorded a $0.2 million net gain ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) during fiscal year 2006 related to property damage to these facilities. We reopened our Intracoastal City, Louisiana, base in December 2005, our Venice, Louisiana, base in March 2006 and our Creole, Louisiana, base in April 2006.

South and Central America

We conduct our South and Central America Helicopter Services operations in Brazil, Colombia, Mexico and Trinidad. As of March 31, 2006, we operated 32 helicopters in South and Central America (eight in Brazil, two in Colombia, eleven in Mexico and eleven in Trinidad). In Brazil and Mexico, operations are conducted through affiliates in those countries, which are unconsolidated. See discussion of these arrangements below. During fiscal year 2006, our South and Central America business unit contributed 6% of our gross revenue.

Trinidad

We own a 40% interest in Bristow Caribbean Ltd. (“Bristow Caribbean”), a joint venture in Trinidad with a local partner (60% interest). Bristow Caribbean provides helicopter services to a customer of ours in Trinidad. As we control the significant management decisions of this entity, including the payment of dividends to our partner, we account for this entity as a consolidated subsidiary.

Mexico

We own a 49% interest in Hemisco Helicopters International, Inc., or Hemisco, a Panamanian corporation, and Heliservicio Campeche, S.A. de C.V., or Heliservicio, a Mexican corporation (together with Hemisco, “HC”), that provide onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to other companies on a contract and ad hoc basis. HC owns three aircraft and leases eight aircraft from us, nine aircraft from another affiliate of ours (discussed below) and three aircraft from a third party to provide helicopter services to its customers.

We own a 49% interest in Rotorwing Leasing Resources, L.L.C., or RLR, a Louisiana limited liability company. RLR owns six aircraft and leases three aircraft from us, all of which it leases to HC.

Brazil

We own a 50% interest in Aeroleo Taxi Aereo S.A., or Aeroleo, a Brazilian corporation. Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company and also serves other oil and gas companies. Aeroleo owns one aircraft and leases eight aircraft from us and two aircraft from another affiliate of ours (discussed below).

We own a 50% interest in Helicopter Leasing Associates, or HLA, a Louisiana limited liability company. HLA leases two aircraft from a third party, which it leases to Aeroleo.

Europe

Based on the number of aircraft operating, we are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The facilities in the North Sea are large and require frequent crew change flight services. We deploy the majority of our large aircraft in this region. In addition to our oil and gas helicopter services, we are the sole civil supplier of search and rescue services to Her Majesty’s Coast Guard in the U.K. As of March 31, 2006, we operated 40 aircraft in Europe. We also have an ownership interest in and lease aircraft to Norsk for use in its North Sea operations (see discussion below). During fiscal year 2006, our Europe business unit contributed 31% of our gross revenue.

The U.K., as do other countries in which we operate, limits foreign ownership of aviation companies. To comply with these restrictions, we own only 49% of the Common Stock of Bristow Aviation, but we own 100% of Bristow Aviation’s subordinated debt. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their shares of Bristow Aviation Common Stock (and them the right to require us to buy all of their shares). Under U.K. regulations, to maintain Bristow Aviation’s operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement.

We own a 49% interest in Norsk, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea. Norsk operated 11 aircraft, five of which are leased from us. During the first quarter of fiscal year 2006, Norsk completed the acquisition of Lufttransport AS, a Norwegian company, and its sister company, Lufttransport AB, a Swedish company, collectively operating 28 aircraft and engaged in providing air ambulance services in Scandinavia. This brings the number of aircraft operated by Norsk and its subsidiaries to 39. In fiscal year 2006, Norsk committed to purchase three large aircraft. The Company, Norsk and the other equity owner in Norsk each agreed to purchase one of the these three aircraft.

We own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), and FB Leasing Limited (“FBL”) (collectively, the “FB Entities”), U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012. FBS and FBL own a total of 59 aircraft.

West Africa

As of March 31, 2006, we operated 48 helicopters in West Africa (all of which were operating in Nigeria). As a result of the potential cancellation by customers of their contracts with us resulting from the findings of the Internal

Review (although none have been cancelled as of the date of filing this Annual Report), we may experience a substantial reduction in business activity in Nigeria in future periods. During fiscal year 2006, our West Africa business unit contributed 14% of our gross revenue.

Southeast Asia

We conduct our Southeast Asia operations in Australia, China and Malaysia. As of March 31, 2006, we operated 15 helicopters in our Southeast Asia business unit (13 of which were operating in Australia). During fiscal year 2006, our Southeast Asia business unit contributed 8% of our gross revenue.

Other International

We conduct our Other International operations in Egypt, India, Kazakhstan, Mauritania, Russia and Turkmenistan. As of March 31, 2006, we operated 21 helicopters in our Other International business unit (12 of which were operating in Russia). During fiscal year 2006, our Other International business unit contributed 4% of our gross revenue.

In Egypt, we operate through our 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the oil and gas industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. PAS owns 36 aircraft and leases two aircraft from us.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of a helicopter leasing subsidiary, our technical services business, other non-flight services business in the Eastern Hemisphere and corporate level expenses for our Eastern Hemisphere businesses. These operations are managed centrally by our Eastern Hemisphere management. During fiscal year 2006, our EH Centralized Operations business unit contributed 2% of our gross revenue.

Our technical services portion of this business unit provides helicopter repair and overhaul services from facilities located in Redhill, England and Aberdeen, Scotland. In November 2004, we sold certain contracts within this business to FBH. Additionally, we began downsizing the remaining operations of technical services in the U.K. by ceasing to perform certain types of third-party work that had generated poor financial results during fiscal years 2004 and 2003. The remaining services include engine overhauls, engineering and design services, technical manpower support and transmission testing. While a portion of this work is performed on our own aircraft, some of these services are performed for third parties.

Production Management Services

We are a leading independent contract operator of oil and gas production facilities in the U.S. Gulf of Mexico. As of March 31, 2006, we managed or had personnel assigned to 315 production facilities in the U.S. Gulf of Mexico. Our customers are typically independent oil and gas companies who hire us to monitor and maintain their offshore production facilities and provide other services for certain onshore facilities. When servicing offshore oil and gas production facilities, our employees normally live on the offshore facility in seven-day rotations. Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. This provides us additional opportunities to use our Helicopter Services. We also handle regulatory and production reporting for some of our customers. During fiscal year 2006, our Production Management Services segment contributed 9% of our gross revenue.

The production management business depends primarily on production activity levels in the offshore U.S. oil and gas industry. Since 90% of our production management costs consist of labor and contracted transportation services, we are able to scale our operations up or down according to market conditions.

Customers and Contracts

Helicopter Services

The principal customers for our Helicopter Services are national and international oil and gas companies. During fiscal years 2006, 2005 and 2004, Shell Oil Company accounted for 10%, 11% and 11%, respectively, of our gross revenue. No other customer accounted for 10% or more of our gross revenue during those fiscal years. During fiscal year 2006, our top ten customers accounted for 50% of our gross revenue.

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally charged to the customer. We also derive revenue from reimbursements for third party out-of-pocket cost such as certain landing and navigation costs, consultant salaries, travel and accommodation costs, and dispatcher charges. The costs incurred that are rebilled to our customers are presented as reimbursable expense and the related revenue is presented as reimbursable revenue in our consolidated statements of income.

Our helicopter contracts are for varying periods and in certain cases permit the customer to cancel the charter before the end of the contract term. These contracts provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe and 90 days in West Africa. In North America, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts. In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years. At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period. In other instances, customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.

Production Management Services

Customers of our Production Management Services are primarily independent oil and gas companies that own oil and gas production facilities in the U.S. Gulf of Mexico but outsource production management of their facilities to companies such as our own. This practice allows these customers to focus on the exploration for and development of additional oil and gas reserves. During the past three fiscal years, no single production management customer accounted for more than 10% of our consolidated gross revenue, although one customer did account for 46%, 38% and 28% of our segment gross revenue during fiscal years 2006, 2005 and 2004, respectively. We enter into a master service agreement with each new production management customer. When work is awarded to us, the pricing agreement included in the bid submission, which details the monthly rates for contract personnel and transportation services as well as hourly rates for services provided outside the scope of the contract, becomes a part of the master service agreement with the customer. Revenue associated with transportation services and other goods and services provided by third parties is presented as reimbursable revenue as discussed under “Helicopter Services” above.

Government Regulation

United States

As a commercial operator of small aircraft, our U.S. operations are subject to regulations under the Federal Aviation Act of 1958, as amended, and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the Federal Aviation Administration (“FAA”). The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by United States citizens. If persons other than United States citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose our ability to operate within the United States. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2006, approximately 1,404,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 6.0% of our total outstanding common shares as of March 31, 2006. Because a substantial portion of our Common Stock is publicly traded, our foreign ownership may fluctuate on each trading day.

United Kingdom

Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar U.K. and European statutes and regulations. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (“CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. This means that the entity that operates under the license must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them.

The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. Accident investigations are carried out by an inspector from the Air Accidents Investigation Branch of the Department for Transport. The CAA often imposes improved safety standards on the basis of a report of the inspector. Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the U. K. unless such aircraft are approved by the CAA. Changes in U.K. or European Union statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

International

Our operations in areas other than the United States and the U.K. are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which local citizens own a majority interest and we hold only a minority interest, or under contracts that provide for us to operate assets for the local companies or to conduct their flight operations. This includes our operations in Kazakhstan, Russia and Turkmenistan. Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

Production Management

The Minerals Management Service Bureau of the United States Department of the Interior regulates the operations of oil and gas producers in the outer continental shelf of the Gulf of Mexico and, in this respect, exercises jurisdiction over personnel, production facilities and certain technical aspects of our operations.

Competition

The helicopter transportation business is highly competitive throughout the world. We compete against several providers in almost all of our regions of operation. We have one competitor with a comparable number of aircraft in the U.S. Gulf of Mexico and two significant competitors in the North Sea. We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of customer support and commitment. In addition, while not the predominant practice, certain of our customers in the oil and gas industry have the capability to perform their own helicopter services on a limited basis should they elect to do so.

Generally, customers charter helicopters on the basis of competitive bidding. In some situations, our customers may renew or extend existing contracts without employing a competitive bid process. Contracts in our North America business unit are generally renewable on an annual or shorter basis. For our operations in the North Sea and other international locations, contracts tend to be of longer duration. While price is a key determinant in the award of a contract to a successful bidder, operational experience, safety, quality and type of equipment, customer relationship and professional reputation are also factors taken into consideration. Since certain of our customers in the oil and gas industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

The production management business is also highly competitive. There are a number of competitors providing production management services throughout the U.S. Gulf of Mexico. In addition, there are many smaller competitors that compete locally or for single projects or jobs. Two key elements in competing for production management contracts are personnel costs and transportation costs. In addition, the reliability of the production manager and the quality of its personnel, training programs and safety record are important competitive factors.

Industry Hazards and Insurance

Hazards, such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in the offshore transportation industry and may cause losses of equipment and revenue, and death or injury to personnel.

In fiscal year 2006, we had one helicopter accident in the U.S. Gulf of Mexico that resulted in two fatalities. In fiscal year 2005, we had two helicopter accidents involving fatalities: an accident in Alaska that resulted in one fatality and an accident in the Gulf of Guinea, offshore Nigeria, that resulted in four fatalities. We maintain insurance with respect to the aircraft involved and related liabilities and believe that our insurance coverage will be adequate to cover any claims ultimately paid.

On May 5, 2006, we had another helicopter accident in the U.S. Gulf of Mexico which did not result in any fatalities.

We maintain hull and liability insurance, which generally insures us against damage to our aircraft, as well as certain legal liabilities to others. We also carry workers’ compensation, employers’ liability, auto liability, property and casualty coverages for most of our U.S. and U.K. operations. It is also our policy to carry insurance for, or require our customers to indemnify us against, expropriation, war risk and confiscation of the helicopters we use in our operations internationally.

Terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties (including, but not limited to, our operations in Nigeria), significantly affect our premiums for much of our insurance program. There is no assurance that in the future we will be able to maintain our existing coverage or that we will not experience substantial increases in premiums, nor is there any assurance that our liability coverage will be adequate to cover all potential claims that may arise.

Our Production Management Services operations are subject to the normal risks associated with working on offshore oil and gas production facilities. These risks could result in damage to or loss of property and injury to or death of personnel. We carry customary business insurance for these operations, including general liability, workers’ compensation, and property and casualty coverage. We also carry other insurance as required in the U.S. by the Jones Act for certain offshore workers, and liability insurance for our medics on board drilling vessels.

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

Employees

As of March 31, 2006, we employed approximately 4,200 employees. Approximately 3,700 of these employees are employed in our Helicopter Services segment, approximately 470 are employed in our Production Management Services segment and approximately 30 are employed in our corporate office.

We employ approximately 300 pilots in our North America business unit who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several benefit plans. We do not believe that these increases will place us at a competitive, financial or operational disadvantage.

Additionally, as of March 31, 2006, substantially all of our employees in the U.K., Nigeria and Australia are represented by collective bargaining or union agreements which are ongoing with no specific termination dates.

We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. We do not expect these benefit increases to have a material impact on our results of operations.

Many of the employees of our affiliates are represented by collective bargaining agreements.

Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

Activities engaged in by certain of our current and former employees have been examined in the Internal Review, some of which are discussed in greater detail in “Item 3. Legal Proceedings.” We have taken corrective actions intended to ensure that each of our employees complies with the laws of the countries in which we operate and with our own ethical guidelines. See “Item 9A. Controls and Procedures” and “Item 1A. Risk Factors — The SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our Company” included elsewhere in this Annual Report.

We believe that our relations with our employees are satisfactory.

Item 1A.	Risk Factors

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

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our Annual Report on Form 10-K for the year ended March 31, 2005 reflected our restated financial statements. For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.

The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in this fiscal year 2006 Annual Report. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.

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

We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.bristowgroup.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design. Our compliance program has also begun full operation, and clear corporate policies have been established and communicated to our relevant personnel related to employee expenses, delegation of authority, revenue recognition and customer billings.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in some, but not all, of the jurisdictions in which the relevant activities took place. We are in the process of gathering and analyzing additional information related to these matters, and expect to disclose the Audit Committee’s conclusions to regulatory authorities in other jurisdictions once this process has been completed. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of March 31, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $115.9 million and $8.1 million, respectively.

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

In addition, in view of the findings of the Internal Review, we are likely to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of this Annual Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. Such restatement was reflected in our fiscal year 2005 Annual Report. As of March 31, 2006, we have accrued an aggregate of $20.1 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal years 2006, 2005 and 2004 includes $4.3 million, $3.8 million and $4.2 million, respectively, attributable to this accrual. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, and/or any other related regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Annual Report will not change or require further amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Annual Report and lead us to take other remedial actions or otherwise adversely impact us.

For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see “Item 3. Legal Proceedings” included elsewhere in this Annual Report.

The disclosure and remediation of activities identified in the Internal Review could result in the loss of business relationships and adversely affect our business.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we are likely to encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through these agents may be significantly impacted.

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

In connection with the Internal Review, we also have terminated our business relationship with certain agents and have taken actions to terminate business relationships with other agents. In November 2005, one of the terminated agents and his affiliated entity commenced litigation against two of our foreign affiliated entities claiming damages of $16.3 million for breach of contract.

We may be required to indemnify certain of our agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.

In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, or to export our aircraft from that country. We believe that it is unlikely that we will recover the value of our investment in the joint venture, and therefore we recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005, we derived approximately $8.0 million and $10.2 million, respectively, of leasing and other revenues from this joint venture, of which $4.0 million and $3.2 million, respectively, was paid by us to a third party for the use of the aircraft. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture.

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

Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent as our increased costs, our operating income will decrease.

We have identified certain material weaknesses related to our disclosure controls and procedures and internal control over financial reporting. As a result of these material weaknesses, we have concluded that as of March 31, 2006, we did not maintain effective internal control over financial reporting. These material weaknesses remain unremediated, which could affect our ability to report accurately and in a timely manner our results of operations and financial condition and could lessen investor confidence in our financial reports.

Our management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2006 and concluded that these controls and procedures were not effective as of this date. Management reached this conclusion because it found that certain material weaknesses related to these controls and procedures existed as of this date. Although we have taken steps to address them, these material weaknesses remain unremediated as of the date of this Annual Report. As long as these material weaknesses continue to exist, they could result in accounting errors such as those which led to the restatement of our financial statements in the fiscal year 2005 Annual Report. For further information on this restatement, see our fiscal year 2005 Annual Report. We may in the future identify similar errors in prior period financial information, requiring further restatement of our financial statements. These material weaknesses may likewise negatively impact our ability to report accurately and in a timely manner our financial condition and results of operations for future periods, which could cause us to fail to comply with reporting obligations contained in the rules of the SEC and NYSE and our debt agreements. In addition, these material weaknesses could cause investors to lose confidence in the reliability of our financial statements, which could negatively impact market prices for our securities. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

For additional discussion of these material weaknesses and the steps we have taken to remedy them, as well as management’s assessment of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2006, see “Item 9A. Controls and Procedures” included elsewhere in this Annual Report.

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

We provide helicopter services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and gas prices, as well as the capital expenditure budgets of oil and gas companies. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

•	the supply of and demand for oil and gas and market expectations for such supply and demand;

•	actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing countries to control prices or change production levels;

•	general economic conditions, both worldwide and in particular regions;

•	governmental regulation;

•	the price and availability of alternative fuels;

•	weather conditions, including the impact of hurricanes and other weather-related phenomena;

•	advances in exploration, development and production technology;

•	the policies of various governments regarding exploration and development of their oil and gas reserves; and

•	the worldwide political environment, including the war in Iraq, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or the other geographic areas in which we operate (including, but not limited to, Nigeria), or further acts of terrorism in the United States or elsewhere.

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

Approximately 57% of our fiscal year 2006 gross revenue was derived from helicopter services provided to customers operating in North America and the North Sea. The U.S. Gulf of Mexico and the North Sea are mature exploration and production regions that have experienced substantial seismic survey and exploration activity for many years. Hurricanes Katrina and Rita have resulted in, or may result in, the plugging and abandonment of many wells in the U.S. Gulf of Mexico. Because a large number of oil and gas prospects in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in either North America or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

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

Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. In addition, the SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could adversely affect our ability to raise additional funds. If we raise additional funds by issuing equity securities, dilution to the holdings of existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. See discussion of our capital commitments in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments.”

Our operations outside of North America and the North Sea are subject to additional risks.

Approximately 34% of our fiscal year 2006 gross revenue was attributable to helicopter services provided to oil and gas customers operating outside of North America and the North Sea. Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

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

For example, there has been continuing unrest in Nigeria, where we derived 14% of our fiscal year 2006 gross revenue. While this unrest has not adversely affected our results of operations, any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations. We cannot predict whether any of these events will occur in the future in Nigeria or elsewhere.

Foreign exchange risks and controls may affect our financial position and results of operations.

Through our operations outside the U.S., we are exposed to currency fluctuations and exchange rate risks. The majority of both our revenue and expenses from our Europe business unit is denominated in British pounds sterling. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from that associated with the corresponding expenses. In addition, some of our contracts provide for payment in currencies other than British pounds sterling or U.S. dollars. We attempt to minimize our exposure to foreign exchange rate risk by contracting the majority of our services, other than in our Europe business unit, in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense). Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

We operate in countries with foreign exchange controls including Brazil, Egypt, India, Kazakhstan, Malaysia and Russia. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations.

See further discussion of foreign exchange risks and controls under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

We operate in many international areas through entities that we do not control.

We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Egypt, Mexico, Norway, and the U.K. Additionally, as indicated above, we have an interest in a joint venture in a South American country that we are currently in the process of terminating. We provide engineering and administrative support to these entities. We derive significant amounts of lease revenue, service revenue and dividend income from these entities. In fiscal year 2006, we derived approximately $2.7 million of dividend income from our unconsolidated affiliates, none of which was derived from the joint venture in such South American country. More significantly, we received approximately $56.2 million of revenues in fiscal year 2006 from the provision of aircraft and other services to unconsolidated affiliates, of which approximately $8.0 million was derived from the joint venture in such South American country. Because we do not own a majority or maintain voting control of these entities, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business and results of operations.

Helicopter operations involve risks that may not be covered by our insurance or may increase our operating costs.

The operation of helicopters inherently involves a degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in our business and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. In addition, our Production Management Services are subject to the normal risks associated with working on offshore oil and gas production facilities. These risks include injury to or death of personnel and damage to or loss of property.

We attempt to protect ourselves against these losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. In addition, future terrorist activity, accidents or other events could increase our insurance premiums. The loss of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.

We are subject to government regulation that limits foreign ownership of aircraft companies.

We are subject to governmental regulation that limits foreign ownership of aircraft companies. In the United States, our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the United States if persons other than United States citizens should come to own or control more than 25% of our voting interest. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. In the United Kingdom, we are subject to regulation under U.K. and European statutes and regulations. Changes in these statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas. Additionally, changes in local laws, regulations or administrative requirements or their interpretation in other international locations where we operate may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations.

See further discussion under the heading “— Government Regulation” above.

Our failure to attract and retain qualified personnel could have an adverse affect on us.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and will become more competitive if oil and gas industry activity levels increase. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. In addition, some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. Military Reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, as a result of the disclosure and remediation of activities identified in the Internal Review, we may have difficulty attracting and retaining qualified personnel, and we may incur increased expenses.

We face substantial competition in both of our business segments.

The helicopter business is highly competitive. Chartering of helicopters is usually done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, reliability, safety, professional reputation, availability, equipment and quality of service. In addition, certain of our customers have the capability to perform their own helicopter operations should they elect to do so, which may limit our ability to increase charter rates under certain circumstances.

In our North America business unit, we face competition from a number of providers, including one U.S. competitor with a comparable number of helicopters servicing the U.S. Gulf of Mexico. We have two significant competitors in the North Sea. In our other international operations, we also face significant competition. In addition, foreign regulations may require the awarding of contracts to local operators.

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

As a result of significant competition, we must continue to provide safe and efficient service or we will lose market share, which could have a material adverse effect on our business, financial condition and results of operations. The loss of a significant number of our customers or termination of a significant number of our contracts could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of large oil and gas industry customers for a significant portion of our revenues.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations. See “Item 1. Business — Customers and Contracts.” The results of the Internal Review may impact our ability to retain some or all of the business we have with certain of these customers. See “— The disclosure and remediation of activities identified in the Internal Review could result in the loss of business relationships and adversely affect our business.”

Our operations are subject to weather-related and seasonal fluctuations.

Generally, our operations can be impaired by harsh weather conditions. Poor visibility, high wind and heavy precipitation can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations.

In the Gulf of Mexico, the months of December through March have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility. In addition, in the Gulf of Mexico, June through November is tropical storm and hurricane season. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during a tropical storm or hurricane, we are unable to operate in the area of the storm. In addition, as a significant portion of our facilities are located along the coast of the U.S. Gulf of Mexico, tropical storms and hurricanes may cause substantial damage to our property in these locations, including helicopters. For example, during the summer and fall of 2005, Hurricanes Katrina and Rita caused damage to several of our Louisiana facilities. See “Item 1. Business — Helicopter Services — North America.” Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms and hurricanes.

The fall and winter months have fewer hours of daylight, particularly in the North Sea. While some of our aircraft are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea is lower during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil companies to limit activity during the winter months. Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.

Environmental regulations and liabilities may increase our costs and adversely affect us.

All of our operations are subject to local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining helicopters requires that we use, store and dispose of materials that are subject to environmental regulation. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. For additional information see “Item 3. Legal Proceedings.”

The DOJ investigation could result in criminal proceedings and the imposition of fines and penalties.

On June 15, 2005, we issued a press release disclosing that one of our subsidiaries had received a document subpoena from the Antitrust Division of the DOJ. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.

We are continuing to investigate this matter and are providing the information that the DOJ has requested from us in the investigation. The outcome of the DOJ investigation and any related legal proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies, and/or the payment of damages in civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. For additional information see “Item 3. Legal Proceedings.”

Item 1B.	Unresolved Staff Comments

In late March 2006, we received comments from the SEC on our fiscal year 2005 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and September 30, 2005. We responded to the SEC’s comments in early May 2006, and in early June 2006 the SEC asked for additional information concerning four of their comments. In their June 2006 letter, the SEC requested: (1) additional information concerning the basis for our accounting for and expansion of disclosures with respect to the consolidation of a non-majority owned subsidiary and (2) the addition, expansion or modification of disclosures with respect to (a) certain put-call arrangements with the other equity owners of one of our subsidiaries, (b) anticipated insurance recoveries and (c) reserves for tax contingencies.

With respect to the comments concerning the basis for our accounting for the item described above, we expect to provide additional information that we believe supports our current accounting practices. With respect to the addition, expansion or modification of disclosures, we have reflected changes in this fiscal year 2006 Annual Report which we believe will adequately address the issues raised by the SEC. However, as of the date of this Annual Report, we have not formally responded to the SEC. Consequently, we treat the SEC’s comments described above as unresolved for the purposes of this Item 1B.

Item 2.	Properties

The number and types of aircraft we operate are described under “Item 1. Business — Helicopter Services” above. In addition, we lease the significant properties listed below for use in our operations.

•	Approximately 18.6 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in fiscal year 2030. We have constructed on that site office, training, parts facilities and helicopter maintenance facilities comprising about 120,000 square feet of floor space, which is used by our Western Hemisphere operations (primarily our North America business unit). The property has access to the airport facilities, as well as to a major highway.

•	Approximately 77,000 square feet of facilities at Redhill Aerodrome near London, England, including office and workshop space under a lease expiring in 2075.

•	A helicopter terminal, offices and hangar facilities totaling approximately 138,000 square feet sitting on approximately 15 acres of property at Aberdeen Airport, Scotland, under a lease expiring in 2013 with an option to extend to 2023. We also maintain additional hangar and office facilities at Aberdeen Airport under a lease expiring in 2030.

•	Approximately 42,000 square feet of office and shop space in a building in Tucson, Arizona, under a lease expiring in 2007, which is used by a technical services subsidiary within our North America business unit.

•	Approximately 17,800 square feet of office space in a building in Houston, Texas, under a lease expiring in 2011, which we use as our headquarters and for our Production Management Services business.

In addition to these facilities, we lease various office and operating facilities worldwide, including facilities along the U.S. Gulf of Mexico which support our North America Helicopter Services operations and numerous residential locations near our operating bases in the United Kingdom, Australia, China, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Additional information about our properties can be found in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2006 and 2005 can be found in Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Item 3.	Legal Proceedings

Internal Review

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our fiscal year 2005 Annual Report reflected our restated financial statements. For further information on the restatements, see our fiscal year 2005 Annual Report.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.

The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in this fiscal year 2006 Annual Report. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.

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

We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.bristowgroup.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design. Our compliance program has also begun full operation, and clear corporate policies have been established and communicated to our relevant personnel related to employee expenses, delegation of authority, revenue recognition and customer billings.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in some, but not all, of the jurisdictions in which the relevant activities took place. We are in the process of gathering and analyzing additional information related to these matters, and expect to disclose the Audit Committee’s conclusions to regulatory authorities in other jurisdictions once this process has been completed. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of March 31, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $115.9 million and $8.1 million, respectively.

We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we are likely to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of this Annual Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. Such restatement was reflected in our fiscal year 2005 Annual Report. As of March 31, 2006, we have accrued an aggregate of $20.1 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal years 2006, 2005 and 2004 includes $4.3 million, $3.8 million and $4.2 million, respectively, attributable to this accrual. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, and/or any other related regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Annual Report will not change or require further amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Annual Report and lead us to take other remedial actions or otherwise adversely impact us.

In addition, we face legal actions relating to the remedial actions which we have taken as a result of the Internal Review, and may face further legal action of this type in the future. In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in

Nigeria. The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million. We have responded to this claim and are continuing to investigate this matter.

Document Subpoena from U.S. Department of Justice

On June 15, 2005, we issued a press release disclosing that one of our subsidiaries had received a document subpoena from the Antitrust Division of the DOJ. Contemporaneously, similar subpoenas were served on two of our former executive officers. Contemporaneously, similar subpoenas were served on two of our former executive officers. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and are providing the information that the DOJ has requested from us in the investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation. It is not possible to predict accurately at this time when the government investigation described above will be completed. Based on current information, we cannot predict the outcome of such investigation or what, if any, actions may be taken by the DOJ or other U.S. agencies or authorities or the effect that they may have on us.

Environmental Contingencies

The United States Environmental Protection Agency (“EPA”) has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California in 2003. We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but we have not yet received this settlement proposal. Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Other Matters

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

Beginning on February 6, 2006, our Common Stock has been listed on the NYSE under the symbol “BRS.” Prior to that date, our Common Stock was listed on the NYSE under the symbol “OLG.” Prior to becoming listed on the NYSE in 2003, our Common Stock had been quoted on the NASDAQ National Market system since 1984.

The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2006		2005
	High	Low	High	Low

First Quarter	$34.93	$27.78	$28.16	$21.85
Second Quarter	37.00	32.10	34.42	27.08
Third Quarter	36.86	29.17	38.05	32.47
Fourth Quarter	36.50	27.67	35.12	29.10

As of May 31, 2006, there were 711 holders of record of our Common Stock.

We have not paid dividends on our Common Stock since January 1984. We do not intend to declare or pay regular dividends on our Common Stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our Board of Directors will determine the payment of future dividends on our Common Stock, if any, and the amount of any dividends in light of:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our financial condition; and

•	other factors our Board of Directors deems relevant.

On June 20, 2003, we issued $230 million of 6 1/8% Senior Notes due 2013. The terms of these Senior Notes restrict our payment of cash dividends to stockholders.

Please refer to Item 12 of this Annual Report for information concerning securities authorized under our equity compensation plans.

Item 6.	Selected Financial Data

The following table contains our selected historical consolidated financial data. You should read this table along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and “Notes to Consolidated Financial Statements” that are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2006(1)	2005(1)	2004 (1)(2)(3)	2003	2002
	(In thousands, except per share data)

Statement of Income Data: (4)
Gross revenue	$768,940	$673,646	$617,001	$601,550	$552,913
Net income	57,809	51,560	49,825	40,404	42,039
Net income per common share:
Basic	2.48	2.24	2.21	1.80	1.91
Diluted	2.45	2.21	2.15	1.67	1.75
Cash dividends	—	—	—	—	—

	March 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data: (4)
Total assets	$1,176,413	$1,149,576	$1,046,828	$906,031	$807,301
Long-term debt, including current maturities	265,296	262,080	255,534	232,818	208,014

(1)	Effective July 1, 2003, we changed the useful lives of certain of our aircraft to 15 years from a range of seven to ten years. The effect of this change for fiscal years 2006, 2005 and 2004 was a reduction in depreciation expense (after tax) of $2.9 million, $2.9 million and $2.3 million, respectively.

(2)	Results for fiscal year 2004 include $21.7 million ($15.7 million, net of tax) of curtailment gain relating to the pension plan discussed in Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)	Results for fiscal year 2004 include $6.2 million in loss on extinguishment of debt related to notes redeemed in that fiscal year. See discussion in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(4)	Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Aviashelf (July 2004), Pan African Airlines (Nigeria) Ltd. (July 2002), and Turbo Engines Inc. (formerly Pueblo Automotive) (December 2001).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Forward-Looking Statements”, “Item 1A. Risk Factors” and our Consolidated Financial Statements for fiscal years 2006, 2005 and 2004, and the related notes thereto, all of which are included elsewhere in this Annual Report.

Executive Overview

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item bearing on our financial condition and operating performance.

General

We are a leading provider of helicopter transportation services to the worldwide offshore oil and gas industry with major operations in the U.S. Gulf of Mexico and the North Sea. We also have operations, both directly and indirectly, in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Egypt, Kazakhstan, Malaysia, Mexico, Nigeria, Russia, Trinidad and Turkmenistan. Additionally, we are a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. As of March 31, 2006, we owned or leased 331 aircraft (including eight aircraft held for sale), and our unconsolidated affiliates operated an additional 146 aircraft throughout the world (excluding those aircraft leased from us).

We conduct our business in two segments: Helicopter Services and Production Management Services. The Helicopter Services segment conducts its operations through seven business units:

•	North America;

•	South and Central America;

•	Europe;

•	West Africa;

•	Southeast Asia;

•	Other International; and

•	EH Centralized Operations.

During fiscal year 2006, our North America, South and Central America, Europe, West Africa, Southeast Asia, Other International and EH Centralized Operations business units contributed 26%, 6%, 31%, 14%, 8%, 4% and 2%, respectively, of our gross revenue. Our Production Management Services segment contributed the remaining 9% of our gross revenue in fiscal year 2006.

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

Helicopter Services are seasonal in nature, as our flight activities are influenced by the length of daylight hours and weather conditions. The worst of these conditions typically occurs during the winter months when our ability to safely fly and our customers’ ability to safely conduct their operations, is inhibited. Accordingly, our flight activity is generally lower in the fourth fiscal quarter.

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally charged to the customer. We also derive revenue from reimbursements for third party out-of-pocket costs such as certain landing and navigation costs, consultant salaries, travel and accommodation costs, and dispatcher charges. The costs incurred that are rebilled to our customers are presented as reimbursable expense and the related revenue is presented as reimbursable revenue in our consolidated statements of income.

Our helicopter contracts are for varying periods and in certain cases permit the customer to cancel the charter before the end of the contract term. These contracts provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe and 90 days in West Africa. In North America, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts. In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years. At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period. In other instances, customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.

Maintenance and repair expenses, training costs, employee wages and insurance premiums represent a significant portion of our overall expenses. Our production management costs also include contracted transportation services. We expense maintenance and repair costs, including major aircraft component overhaul costs, as the costs are incurred. As a result, our earnings in any given period are directly impacted by the amount of our maintenance and repair expenses for that period. In certain instances, major aircraft components, primarily engines and transmissions, are maintained by third-party vendors under contractual arrangements. Under these agreements, we are charged an agreed amount per hour of flying time.

As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter services in many foreign countries through interests in affiliates, some of which are unconsolidated. Generally, we realize revenue from these foreign operations by leasing aircraft and providing services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. For additional information about these unconsolidated affiliates, see Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

In particular, we expect growth in demand for additional helicopter support in North and South America, West Africa and Asia, including the Caspian Sea region. We expect that the relative importance of our Southeast Asia and Other International business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft from weaker markets into markets that will sustain higher rates for our services. Currently, helicopter manufacturers are indicating very limited supply availability during the next three years. We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter support, will result in upward pressure on the rates we charge for our services. At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by the current market conditions.

Current activity levels in the Gulf of Mexico are at or near all-time highs. In the near term, we also believe that the impact of hurricanes Katrina and Rita will continue to result in higher activity levels as operators repair facilities and work to bring production back on line.

While contracts in the North Sea are generally long term, we have experienced a trend of increased spot market contracting of helicopters as exploration activity has increased in the North Sea. Our Other International operations have experienced high customer demand for aircraft to support new and ongoing operations, and we expect this trend to continue. Due to the current high levels of fleet utilization, we have experienced, along with other helicopter operators, some difficulty in meeting our customers’ needs for short-notice exploration drilling support, particularly in remote international locations.

Despite our expectations of growth in demand for helicopter support, our operations in Nigeria and a South American country may be negatively affected as a result of our remedial actions taken in connection with the Internal Review, as discussed in more detail below under “Investigations.”

Overview of Operating Results

The following table presents our operating results and other income statement information for the applicable periods:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Gross revenue:
Operating revenue	$688,719	$608,922	$558,137
Reimbursable revenue	80,221	64,724	58,864

Total gross revenue	768,940	673,646	617,001

Operating expense:
Direct cost	512,518	454,836	417,359
Reimbursable expense	78,525	63,303	58,090
Depreciation and amortization	42,256	40,693	39,543
General and administrative	61,948	45,245	38,892
Gain on disposal of assets	(102)	(8,039)	(3,943)
Curtailment gain	—	—	(21,665)

Total operating expense	695,145	596,038	528,276

Operating income	73,795	77,608	88,725
Earnings from unconsolidated affiliates, net	6,758	9,600	11,039
Interest expense, net	(10,530)	(12,477)	(15,140)
Loss on extinguishment of debt	—	—	(6,205)
Other income (expense), net	4,612	(1,126)	(7,810)

Income before provision for income taxes and minority interest	74,635	73,605	70,609
Provision for income taxes	16,607	21,835	19,402
Minority interest	(219)	(210)	(1,382)

Net income	$57,809	$51,560	$49,825

Fiscal Year 2006 Compared to Fiscal Year 2005

Our gross revenue increased to $768.9 million, an increase of 14.1%, for fiscal year 2006 from $673.6 million for fiscal year 2005. The increase in gross revenue was noted in both our Helicopter Services segment and our Production Management Services segment. Helicopter Services contributed to most of the increase with improvements for North America, resulting from an increase in flight hours and rates, and improvements in Europe, resulting from higher rates and new contracts. Our operating expenses for fiscal year 2006 increased to $695.1 million, an increase of 16.6%, from $596.0 million for fiscal year 2005. The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates (which are generally recovered from our customers) and higher professional fees related to the Internal Review and DOJ investigations. In addition, we had a gain on disposal of assets of $0.1 million for fiscal year 2006 compared to a gain on disposal of assets of $8.0 million for fiscal year 2005. As a result of the higher professional fees and lower gains on disposals of assets, our operating income and operating margin for fiscal year 2006 decreased to $73.8 million and 9.6%, respectively, compared to $77.6 million and 11.5%, respectively, for fiscal year 2005.

Net income for fiscal year 2006 of $57.8 million represents a $6.2 million increase from fiscal year 2005. This increase primarily resulted from the decrease in the overall effective tax rate from 29.7% to 22.3% primarily due to the reversal of reserves for tax contingencies in fiscal year 2006 and foreign exchange gains of $5.4 million in fiscal year 2006 compared to foreign exchange losses of $1.3 million in fiscal year 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

Our gross revenue increased to $673.6 million, an increase of 9.2%, for fiscal year 2005 from $617.0 million for fiscal year 2004. The increase in gross revenue for our Helicopter Services segment was primarily due to higher third-party revenue from rate increases in our North America business unit and a favorable change in the mix of aircraft in our other Helicopter Services business units as compared to fiscal year 2004. Gross revenue from our Production Management Services segment increased due to additional activity from a major customer. Our operating expense for fiscal year 2005 increased to $596.0 million, an increase of 12.8%, from $528.3 million in fiscal year 2004. The increase was primarily a result of higher labor and maintenance costs in fiscal year 2005 and a $21.7 million curtailment gain reflected in operating expense for fiscal year 2004. Our operating income and operating margin for fiscal year 2005 decreased to $77.6 million and 11.5%, respectively, compared to $88.7 million and 14.4%, respectively, in fiscal year 2004. However, excluding the curtailment gain of $21.7 million in fiscal year 2004, our operating income and operating margin for fiscal year 2005 increased compared to fiscal year 2004 primarily as a result of higher revenue.

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

Internal Review

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our fiscal year 2005 Annual Report reflected our restated financial statements. For further information on the restatements, see our fiscal year 2005 Annual Report.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.

The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in this fiscal year 2006 Annual Report. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.

For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see “Item 3. Legal Proceedings — Internal Review” included elsewhere in this Annual Report.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in some, but not all, of the jurisdictions in which the relevant activities took place. We are in the process of gathering and analyzing additional information related to these matters, and expect to disclose the Audit Committee’s conclusions to regulatory authorities in other jurisdictions once this process has been completed. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of March 31, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $115.9 million and $8.1 million, respectively.

We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we are likely to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of this Annual Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Annual Report will not change or require further amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Annual Report and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal year 2005, we incurred approximately $2.2 million in legal and other professional costs in connection with the Internal Review. During fiscal year 2006, we incurred an additional $10.5 million in legal and other professional costs related to the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we expect to encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through these agents may be significantly impacted.

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

In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, to export our aircraft from that country, or to recover our investment in the joint venture. We believe that it is unlikely that we will recover the value of our investment in the joint venture, and therefore we recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005, we derived approximately $8.0 million and $10.2 million, respectively, of leasing and other revenues from this joint venture, of which $4.0 million and $3.2 million, respectively, was paid by us to a third party for the use of the aircraft. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture.

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

Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent as our increased costs, our operating income will decrease.

For additional information regarding the Internal Review, see “Item 3. Legal Proceedings — Internal Review”.

Document Subpoena from U.S. Department of Justice

On June 15, 2005, we issued a press release disclosing that one of our subsidiaries had received a document subpoena from the Antitrust Division of the DOJ. Contemporaneously, similar subpoenas were served on two of our former executive officers. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and are providing the information that the DOJ has requested from us in the investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation. It is not possible to predict accurately at this time when the government investigation described above will be completed. Based on current information, we cannot predict the outcome of such investigation or what, if any, actions may be taken by the DOJ or other U.S. agencies or authorities or the effect that they may have on us. To date, we have not identified any material adjustments to our financial statements in connection with the investigation and do not expect, based on information developed to date, that any such adjustment is likely to be required. We expect to incur costs associated with this investigation, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

For additional information regarding the DOJ investigation, see “Item 3. Legal Proceedings — Document Subpoena from U.S. Department of Justice”.

Other Matters

Fiscal Year 2006 and Following

In May 2006, we extended our contract with a major customer to March 31, 2008, under which we will provide and operate two large and two medium helicopters. The contract is not cancelable by the customer during the first 12 months and 180 days cancelation notice is required in the second 12 months.

On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. There was a deferred gain on the sale of the aircraft in the amount of approximately $10.8 million in aggregate, which is being amortized over the lease term. See “— Liquidity and Capital Resources — Financing Activities” for further information related to this transaction.

In December 2005, we were informed that we were not awarded the contract extension commencing in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”). The MCA has the option to extend our agreement through July 2009, and we expect that the transition of work will take place, one base at a time, over a period of at least one year. At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers or trade the aircraft in for new aircraft being purchased. We are currently evaluating our options related to these aircraft. In fiscal years 2006 and 2005, we had $27.4 million and $26.4 million, respectively, in operating revenues associated with this contract.

In May 2005, Bristow Aviation was awarded a three-year extension to the Integrated Aviation Consortium (“IAC”) contract. This extension began on July 1, 2005 and will continue the utilization of five large aircraft.

As previously discussed, we employ approximately 300 pilots in our North American Operations who are represented by the OPEIU under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several benefit plans that we do not expect to have a material effect on our future operating expenses.

We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. We do not expect these benefit increases to have a material impact on our results of operations.

Prior to Fiscal Year 2006

In January 2005, Bristow Aviation was awarded two contracts to provide helicopter services in the North Sea. The first is a seven-year contract that began on July 1, 2005 and is for a total of two large and four medium aircraft. The second contract is a five-year contract that began on April 1, 2005 and utilizes two large aircraft. Additionally, Bristow Aviation was awarded the renewal of a contract in Nigeria with an international oil company in January 2005 for a minimum of five medium aircraft. The contract term is for five years beginning on April 1, 2005.

In November 2004, we sold certain contracts held by one of our technical services subsidiaries to an existing joint venture. The remaining operations of the subsidiary were downsized by ceasing to perform certain services for third parties that had generated poor financial results during the prior two years. As a result of the downsizing, we reduced staffing levels by 80 positions in our Europe business unit over a nine-month period ended on December 31, 2004. Approximately $3.1 million in severance costs and approximately $76,000 in other related costs have been incurred as of March 31, 2006.

On July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties. This transaction included the purchase of a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters. Simultaneously, through two newly formed 51%-owned companies, Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft, for an aggregate purchase price of $10.7 million. The acquisition was accounted for under the purchase method, and we have consolidated the results of Aviashelf from the date of acquisition. The acquisition was financed with $2.0 million of existing cash and the assumption of

$8.7 million in debt. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair values. No goodwill was recorded. The pro forma effect on operations of the acquisition as of the beginning of the periods presented was not material to our consolidated statements of income.

In January 2004, we amended our defined benefit pension plan covering certain United Kingdom and other overseas employees. The amendment, which was effective February 1, 2004, essentially removed the defined benefit feature for a participant’s future services and replaced it with a defined contribution arrangement. Under the new defined contribution feature, we contribute a maximum of 7.35% of a participant’s non-variable salary to a defined contribution section of the plans. The participant is required to contribute a minimum of 5% of non-variable salary for us to match the contribution. Participants were also given the option to transfer out of the plans. The net impact on our statement of income as a result of these changes was a reduction in pension expense of approximately £1.4 million ($2.6 million) for our fourth quarter of fiscal year 2004. The above change to the plans constitutes a “curtailment” of benefits and, accordingly, all previously deferred service gains or losses are immediately recognized in the statement of income. At the date of the 2004 amendment, we had a deferred prior service gain of £11.9 million ($21.7 million), or $0.65 per diluted share, related to prior plan amendments, which was recognized as a curtailment gain in fiscal year 2004.

Results of Operations

The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the seven business units comprising our Helicopter Services segment. Certain reclassifications have been made to prior year information to conform to the current presentation of the Helicopter Services segment’s business units. See Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for further information.

	March 31,
	2006	2005

Number of Aircraft:
Helicopter Services:
North America	170	166
South and Central America	32	34
Europe	40	42
West Africa	48	42
Southeast Asia	15	13
Other International	21	17
EH Centralized Operations	5	6

Consolidated total	331	320

	Fiscal Year Ended March 31,
	2006	2005	2004

Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America	142,409	118,371	123,488
South and Central America	38,469	42,351	44,657
Europe	38,648	35,542	37,479
West Africa	34,185	31,918	30,059
Southeast Asia	12,119	11,547	10,643
Other International	6,711	3,389	2,919

Consolidated total	272,541	243,118	249,245

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Gross revenue:
Helicopter Services:
North America	$228,584	$179,019	$172,138
South and Central America	44,554	53,699	52,580
Europe	242,941	223,698	211,499
West Africa	107,411	94,432	77,205
Southeast Asia	61,168	53,024	43,329
Other International	35,339	21,344	10,821
EH Centralized Operations	54,933	56,169	72,177
Intrasegment eliminations	(65,876)	(60,567)	(67,284)

Total Helicopter Services(1)	709,054	620,818	572,465
Production Management Services(2)	68,170	58,982	49,815
Corporate	693	1,684	1,529
Intersegment eliminations	(8,977)	(7,838)	(6,808)

Consolidated total	$768,940	$673,646	$617,001

Operating expense:(3)
Helicopter Services:
North America	$190,721	$153,042	$143,715
South and Central America	39,512	41,616	39,605
Europe	212,311	194,324	194,190
West Africa	101,779	88,541	76,104
Southeast Asia	56,368	49,022	40,943
Other International	27,790	18,465	9,097
EH Centralized Operations	54,496	60,610	69,853
Curtailment gain allocated to Helicopter Services(4)	—	—	(20,365)
Intrasegment eliminations	(65,876)	(60,567)	(67,284)

Total Helicopter Services	617,101	545,053	485,858
Production Management Services	62,843	55,075	47,301
Gain on disposal of assets	(102)	(8,039)	(3,943)
Corporate	24,280	11,787	7,168
Curtailment gain allocated to Corporate(4)	—	—	(1,300)
Intersegment eliminations	(8,977)	(7,838)	(6,808)

Consolidated total	$695,145	$596,038	$528,276

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands, except percentages)

Operating income:
Helicopter Services:
North America	$37,863	$25,977	$28,423
South and Central America	5,042	12,083	12,975
Europe	30,630	29,374	17,309
West Africa	5,632	5,891	1,101
Southeast Asia	4,800	4,002	2,386
Other International	7,549	2,879	1,724
EH Centralized Operations	437	(4,441)	2,324
Curtailment gain allocated to Helicopter Services(4)	—	—	20,365

Total Helicopter Services	91,953	75,765	86,607
Production Management Services	5,327	3,907	2,514
Gain on disposal of assets	102	8,039	3,943
Corporate	(23,587)	(10,103)	(5,639)
Curtailment gain allocated to Corporate(4)	—	—	1,300

Consolidated operating income	73,795	77,608	88,725
Earnings from unconsolidated affiliates	6,758	9,600	11,039
Interest income	4,159	3,188	1,689
Interest expense	(14,689)	(15,665)	(16,829)
Loss on extinguishment of debt	—	—	(6,205)
Other income (expense), net	4,612	(1,126)	(7,810)

Income before provision for income taxes and minority interest	74,635	73,605	70,609
Provision for income taxes	16,607	21,835	19,402
Minority interest	(219)	(210)	(1,382)

Net income	$57,809	$51,560	$49,825

Operating margin:(5)
Helicopter Services:
North America	16.6%	14.5%	16.5%
South and Central America	11.3%	22.5%	24.7%
Europe	12.6%	13.1%	8.2%
West Africa	5.2%	6.2%	1.4%
Southeast Asia	7.8%	7.5%	5.5%
Other International	21.4%	13.5%	15.9%
EH Centralized Operations	0.8%	(7.9)%	3.2%
Total Helicopter Services	13.0%	12.2%	15.1%
Production Management Services	7.8%	6.6%	5.0%
Consolidated total	9.6%	11.5%	14.4%

See Notes on following page.

(1)	Includes reimbursable revenue of $62.9 million, $53.6 million and $52.2 million for fiscal years 2006, 2005, and 2004, respectively.

(2)	Includes reimbursable revenue of $17.3 million, $11.1 million and $6.7 million for fiscal years 2006, 2005, and 2004, respectively.

(3)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Helicopter Services:
North America	$16,899	$14,953	$12,693
South and Central America	2,064	2,110	2,516
Europe	497	507	505
West Africa	1,707	1,132	1,114
Southeast Asia	341	294	231
Other International	1,936	1,478	666
EH Centralized Operations	18,521	19,917	21,453

Total Helicopter Services	41,965	40,391	39,178
Production Management Services	196	194	166
Corporate	95	108	199

Consolidated total	$42,256	$40,693	$39,543

(4)	See discussion of the curtailment gain under “Other Matters — Prior to Fiscal Year 2006” above.

(5)	Operating margin is calculated as gross revenues less operating expenses divided by gross revenues.

Fiscal Year 2006 compared to Fiscal Year 2005

Set forth below is a discussion of the results of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $709.1 million, an increase of 14.2%, for fiscal year 2006 from $620.8 million for fiscal year 2005, and operating expense increased to $617.1 million, an increase of 13.2%, from $545.1 million for fiscal year 2005. This resulted in an operating margin of 13.0% for fiscal year 2006 compared to 12.2% for fiscal year 2005. Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America increased to $228.6 million for fiscal year 2006 from $179.0 million for fiscal year 2005 and flight activity increased by 20.3%. This increase in gross revenue is due to: an increase in the number of aircraft on month-to-month contracts for fiscal year 2006, as is reflected in the increase in flight activity; the effect in fiscal year 2006 of an 8% rate increase for the U.S. Gulf of Mexico that was phased in beginning in May 2005 and, to a lesser extent, an additional 10% rate increase for certain contracts that was effective on March 1, 2006 (that will be phased in over the next fiscal year); and an increase in fuel surcharges as fuel prices have increased.

Operating expense for North America increased to $190.7 million for fiscal year 2006 from $153.0 million for fiscal year 2005. The increase was primarily due to an increase in maintenance and salary costs due to increased flight activity and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon. In addition, direct costs for fiscal year 2006 include a $2.7 million charge related to obsolete inventory.

Operating margin for North America increased to 16.6% for fiscal year 2006 from 14.5% for fiscal year 2005 primarily due to the increase in rates discussed above.

South and Central America

Gross revenue for South and Central America decreased to $44.6 million for fiscal year 2006 from $53.7 million for fiscal year 2005 due to a 13.5% reduction in flight activity in Mexico and Brazil, offset in part by increased activity in Trinidad. In Mexico, flight activity decreased 13.8% and revenue decreased 55.5% during fiscal year 2006 compared to fiscal year 2005. The reduction in flight activity and revenue is due to the conclusion of the contract with PEMEX in February 2005. As a result, our 49% owned unconsolidated affiliates, Hemisco and Heliservicio, have experienced difficulties in meeting their obligations to make lease rental payments to us and to RLR. During fiscal year 2006, the Company and RLR made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For fiscal year 2006, $1.8 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.3 million for amounts billed but not collected from HC. During the fourth fiscal quarter of 2006, we recognized revenue of $3.9 million upon receipt of lease rental payments from HC.

Since the conclusion of the Petroleós Mexicanos (“PEMEX”) contract in February 2005, we have taken several actions to improve the financial condition and profitability of HC, and as discussed further in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, on August 19, 2005, a recapitalization of Heliservicio was completed. We have also reduced the number of aircraft to a lower level based on current utilization, and we are actively seeking other work in Mexico, and we are exploring other markets in which to redeploy the aircraft in Mexico that are currently operating on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.

Brazil’s flight activity and revenue decreased 13.1% and 21.2%, respectively, due to the conclusion of contracts for two aircraft, one in August 2004 and the other in October 2004. We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil. Nevertheless, upon such termination, we anticipate continuing to lease additional aircraft to helicopter service operators in Brazil. To the extent we are not able to continue such leases, we expect to experience a substantial reduction in business activity in Brazil in future periods.

Operating expense for South and Central America decreased in fiscal year 2006 to $39.5 million from $41.6 million for fiscal year 2005 primarily due to decreased maintenance expense resulting from the decrease in flight activity from fiscal year 2005. As a result of the decrease in gross revenue, the operating margin for this business unit decreased to 11.3% for fiscal year 2006 from 22.5% for fiscal year 2005.

Europe

Gross revenue for Europe increased to $242.9 million for fiscal year 2006 from $223.7 million for fiscal year 2005. The $19.2 million increase in gross revenue for Europe is net of a $7.2 million decrease relating to foreign exchange effects for fiscal year 2006. Excluding this effect, the increase in gross revenue primarily relates to an 8.7% increase in flight activity related to the start of one new contract in the North Sea, which commenced in April 2005.

As discussed under “Other Matters” above, in December 2005, we were informed that we were not awarded the contract extension commencing in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the MCA. The MCA has the option to extend our agreement through July 2009, and we expect that the transition of work will take place, one base at a time, over a period of at least one year. At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers or trade the aircraft in for new aircraft being purchased.

Operating expense for Europe were $212.3 million for fiscal year 2006 compared to $194.3 million for fiscal year 2005. The $18.0 million increase in operating expense for Europe is net of a $6.3 million decrease relating to foreign exchange effects for fiscal year 2006. Excluding this effect, the increase in operating expense primarily relates to an increase in maintenance costs and salaries resulting from the increase in flight activity in our North Sea operations, and higher fuel rates. Salaries also increased during fiscal year 2006. The operating margin in Europe decreased slightly to 12.6% for fiscal year 2006 from 13.1% for fiscal year 2005.

West Africa

Gross revenue for West Africa increased to $107.4 million for fiscal year 2006 from $94.4 million for fiscal year 2005 primarily as a result of a 7.1% increase in flight activity. This increase in flight activity primarily related to an increase in drilling activity by two customers in Nigeria, which resulted in higher demand for our services.

Operating expense for West Africa increased in fiscal year 2006 to $101.8 million from $88.5 million in fiscal year 2005. The increase was primarily attributable to increased salary costs, increased aircraft hire costs due to increased activity, and a general increase in local operating costs and overhead. The operating margin for West Africa decreased to 5.2% for fiscal year 2006 from 6.2% for fiscal year 2005 as a result of the increase in costs.

Approximately 14.0% of our total gross revenue for fiscal year 2006 were derived from Nigeria. As a result of the potential cancellation by customers of their contracts with us resulting from the findings of the Internal Review (although none have been cancelled as of the date of filing of this Annual Report), we may experience a substantial reduction in business activity in Nigeria in future periods.

Southeast Asia

Gross revenue for Southeast Asia increased to $61.2 million for fiscal year 2006 from $53.0 million for fiscal year 2005. The higher revenue resulted from increased flight activity primarily in Australia. Australia’s flight activity and revenue increased 9.9% and 21.4%, respectively, from fiscal year 2005 primarily due to the utilization of an additional large aircraft and more ad hoc flying. China’s flight activity and revenue for fiscal year 2006 decreased 14.2% and 19.4%, respectively, from fiscal year 2005 primarily due to having one less aircraft on contract, which was relocated to Malaysia during the year.

Operating expense increased to $56.4 million for fiscal year 2006 from $49.0 million for fiscal year 2005 as a result of higher salaries, maintenance costs and fuel costs associated with the increase in flight activity in Australia. As a result of higher gross revenue during fiscal year 2006, operating margin increased to 7.8% for fiscal year 2006 from 7.5% for fiscal year 2005. Operating expenses for Southeast Asia increased at a higher rate than revenues primarily due to costs associated with the addition of new bases in Australia during fiscal year 2006.

Other International

Gross revenue for Other International increased to $35.3 million for fiscal year 2006 from $21.3 million for fiscal year 2005. The increase in revenue was primarily due to increased flight activity, which nearly doubled. The increased flight activity was noted primarily in Russia, where we had our first full year of operations since the July 2004 acquisition of Bristow Aviation’s interest in Aviashelf. Revenue also increased in Turkmenistan and Mauritania during fiscal year 2006. The increase in Turkmenistan resulted from the addition of one aircraft on an eight-month contract during fiscal year 2006. The increase in Mauritania resulted from a new contract for two medium aircraft that commenced in September 2004.

Operating expense for Other International increased to $27.8 million for fiscal year 2006 from $18.5 million for fiscal year 2005. The increase in operating expense is primarily due to higher salary and maintenance costs and increased activity throughout our Other International locations. However, as a result of the higher revenue, our operating margin for Other International improved to 21.4% for fiscal year 2006 from 13.5% for fiscal year 2005.

EH Centralized Operations

Gross revenue for EH Centralized Operations decreased slightly to $54.9 million for fiscal year 2006 from $56.2 million for fiscal year 2005. Gross revenue for technical services in the U.K. provided to third parties decreased to $6.2 million for fiscal year 2006 from $14.4 million for fiscal year 2005 due to the downsizing of our technical services operations in the U.K. in fiscal year 2005. The decrease was partially offset by an increase in lease revenue for aircraft leased to unconsolidated affiliates and an increase in reimbursable revenue primarily related to billing for staff and other associated costs to FBH during fiscal year 2006 after the transfer of technical services contracts to that entity.

Operating expense for EH Centralized Operations decreased to $54.5 million for fiscal year 2006 from $60.6 million for fiscal year 2005 as a result of a decrease in salary expense resulting from the downsizing of our technical services operations in the U.K. The operating margin for EH Centralized Operations improved to 0.8% for fiscal year 2006 from a negative 7.9% for fiscal year 2005 due to the decrease in operating expense as a result of the reduction in costs associated with the downsizing of our technical services operations.

Production Management Services

Gross revenue from our Production Management Services segment increased to $68.2 million, an increase of 15.6%, for fiscal year 2006 from $59.0 million for fiscal year 2005, primarily due to higher costs for marine vessels resulting from the hurricanes in fiscal year 2006 (which were passed on to our customers), and an overall increase in transportation activity resulting from an increase in the number of properties under management. Operating expenses increased to $62.8 million for fiscal year 2006 from $55.1 million for fiscal year 2005, primarily due to the higher costs for marine vessels and an overall increase in transportation and labor costs associated with the increase in activity. As a result of the higher revenue, our operating margin increased to 7.8% for fiscal year 2006 from 6.6% for fiscal year 2005.

General and Administrative Costs

Consolidated general and administrative costs increased by $16.7 million during fiscal year 2006. The increase is primarily due to higher professional fees, offset in part by $1.1 million of restructuring charges for our U.K. operations that are included within fiscal year 2005. Professional fees in fiscal year 2006 included approximately $10.5 million and $2.6 million in connection with the Internal Review and DOJ investigations, respectively. Professional fees in fiscal year 2005 included approximately $2.2 million in connection with the Internal Review. Professional fees also increased during fiscal year 2006 as a result of costs associated with the relocation of our offices to Houston and the bond holder consent process (see discussion in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report). Legal costs related to the investigations are expected to continue in the next fiscal year, but to a lesser extent. Also, corporate general and administrative costs are expected to increase over the next fiscal year related to additional corporate personnel and adoption of the new equity compensation accounting rules.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased by $2.8 million during fiscal year 2006, primarily due a decrease in operating results for our unconsolidated affiliates in Mexico resulting from a decline in activity as a result of the completion of the PEMEX contract previously discussed. The decrease was partially offset by higher equity earnings from Norsk resulting from the acquisition of Lufttransport AS and Lufttransport AB in the first quarter of fiscal year 2006 and from the addition of one new large aircraft in the third quarter of fiscal year 2006.

Interest Expense, Net

Interest expense, net, decreased by $1.9 million during fiscal year 2006. Approximately $1.0 million of this decrease resulted from an increase in interest income resulting from higher cash balances and investment returns during fiscal year 2006. Interest expense for fiscal years 2006 and 2005 was reduced by approximately $2.4 million and $1.3 million, respectively, of capitalized interest.

Other Income (Expense), Net

Other income (expense), net, for fiscal year 2006 was income of $4.6 million compared to expense of $1.1 million for fiscal year 2005, and primarily reflects foreign currency transaction gains and losses. These gains and losses primarily arise from operations performed by our U.K. subsidiaries, whose functional currency is the British pound sterling, and which are outside of the North Sea. The income for fiscal year 2006 was partially offset by an impairment charge of $1.0 million recorded in the third quarter of fiscal year 2006 related to our investment in Aeroleo in Brazil (see further discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

Taxes

Our effective income tax rates from continuing operations were 22.3% and 29.7% for fiscal years 2006 and 2005, respectively. The variance between the U.S. federal statutory rate and the effective rate for these periods was due primarily to the impact of the reversals of reserves for tax contingencies of $11.4 million and $3.7 million in fiscal years 2006 and 2005, respectively, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations in these years. Similar reversals of reserves are expected to occur in the next year, but to a more limited extent. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Fiscal Year 2005 compared to Fiscal Year 2004

Set forth below is a discussion of the results of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue from Helicopter Services increased to $620.8 million, an increase of 8.4%, during fiscal year 2005 and operating expense increased 12.2% to $545.1 million from $485.9 million. This resulted in an operating margin of 12.2% for fiscal year 2005 as compared to 15.1% for fiscal year 2004. Operating income in fiscal year 2004 included a $21.7 million curtailment gain. Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America increased by 4.0% in fiscal year 2005 as compared to the prior fiscal year while flight activity decreased by 4.1%. Revenue increased despite a decrease in flight hours as a result of the full impact in fiscal year 2005 of a 7% rate increase for the U.S. Gulf of Mexico that was phased in throughout fiscal year 2004, and an increase in ad hoc flights for hurricane evacuations during the quarter ended September 30, 2005.

Operating expense from North America increased to $153.0 million for fiscal year 2005 from $143.7 million for fiscal year 2004. The increase in operating expense was primarily in salary costs and additional depreciation expense. Depreciation expense for fiscal year 2005 was $15.0 million, or 18.1% higher than for fiscal year 2004, primarily due to additional aircraft added to the fleet. The increase in depreciation expense was offset in part by a $3.2 million decrease resulting from a change in salvage value and useful lives on certain aircraft types. As a result of higher operating expense, our operating margin for North America decreased to 14.5% for fiscal year 2005 from 16.5% for fiscal year 2004.

South and Central America

Gross revenue for South and Central America increased slightly to $53.7 million for fiscal year 2005 from $52.6 million for fiscal year 2004, primarily due to rate increases in both November 2003 and November 2004 on a contract with our largest customer in Trinidad, which was partially offset by lower revenue for our Mexico operations primarily resulting from the loss of the PEMEX contract in February 2005 and an overall reduction in the number of aircraft that we owned and operated in fiscal year 2005 compared to fiscal year 2004.

Operating expense for South and Central America increased in fiscal year 2005 to $41.6 million from $39.6 million for fiscal year 2004. The increase was primarily related to costs associated with the addition of staff in Trinidad and the related costs of training and housing these employees. The operating margin in South and Central America decreased to 22.5% for fiscal year 2005 from 24.7% for fiscal year 2004 as a result of the increase in operating expense.

Europe

Gross revenue for Europe increased in fiscal year 2005 to $223.7 million from $211.5 million for fiscal year 2004. The $12.2 million increase in gross revenue is due to an $18.8 million increase attributable to foreign exchange effects. Excluding the foreign exchange effects, gross revenue for Europe decreased 3.1% in fiscal year 2005 primarily due to lower flight activity compared to fiscal year 2004.

Operating expense for Europe increased by $0.1 million in fiscal year 2005. Included in operating expense for Europe is $17.2 million attributable to foreign exchange effects. Excluding the foreign exchange effects, operating expense decreased 8.8% in fiscal year 2005. This decrease was primarily in salary costs due to the restructuring of operations in the North Sea and the amendment of the pension plan in February 2004. The operating margin in Europe increased to 13.1% for fiscal year 2005 from 8.2% for fiscal year 2004.

West Africa

Gross revenue from West Africa increased in fiscal year 2005 to $94.4 million from $77.2 million in fiscal year 2004. Nigeria’s flight activity and gross revenue increased 6.1% and 22.1%, respectively, during fiscal year 2005 primarily due to the addition of two medium aircraft in November 2003 and two large and one medium aircraft in April 2004. The increase in revenue significantly exceeded the increase in flight activity as a result of a favorable change in the mix of aircraft. Nigeria accounted for approximately 14.3% of our gross revenue for fiscal year 2005.

Operating expense for West Africa increased in fiscal year 2005 to $88.5 million from $76.1 million for fiscal year 2004. The increase was primarily due to higher salary and maintenance expense due to the increase in activity. The operating margin in West Africa increased to 6.2% for fiscal year 2005 from 1.4% for fiscal year 2004 as a result of the increase in gross revenue.

Southeast Asia

Gross revenue for Southeast Asia increased in fiscal year 2005 to $53.0 million from $43.3 million for fiscal year 2004, primarily as a result of increased flight activity and gross revenue in Australia. Australia’s flight activity and gross revenue increased 15.8% and 34.5%, respectively, primarily due to a 15-month contract that began in July 2004 and higher ad hoc flying for fiscal year 2005. Australia accounted for approximately 81.4% of gross revenue for Southeast Asia during fiscal year 2005.

Operating expense for Southeast Asia increased to $49.0 million in fiscal year 2005 from $40.9 million for fiscal year 2004. As a result of higher gross revenue in fiscal year 2005, the operating margin increased to 7.5% for fiscal year 2005 from 5.5% for fiscal year 2004.

Other International

Gross revenue for Other International increased to $21.3 million in fiscal year 2005 from $10.8 million for fiscal year 2004, primarily resulting from the acquisition of our operation in Russia in July 2004, which contributed $7.3 million in revenue during fiscal year 2005.

Operating expense for Other International increased to $18.5 million in fiscal year 2005 from $9.1 million for fiscal year 2004 as a result of the increased activity in Mauritania, Russia and Turkmenistan. As a result of this increase in costs, our operating margin for Other International declined to 13.5% for fiscal year 2005 from 15.9% for fiscal year 2004.

EH Centralized Operations

Gross revenue for EH Centralized Operations decreased to $56.2 million in fiscal year 2005 from $72.2 million for fiscal year 2004 primarily due to a restructuring of our technical service business in the U.K. and the sale of certain contracts to FBH in November 2004.

Operating expense for EH Centralized Operations decreased to $60.6 million in fiscal year 2005 from $69.9 million for fiscal year 2004 primarily due to the reduction in activity associated with the restructuring and contract sale offset in part by severance costs of $2.8 million recorded in fiscal year 2005 related to downsizing of our U.K. technical services business. For these reasons, the operating margin for EH Centralized Operations decreased to 7.9% loss for fiscal year 2005 from a 3.2% profit for fiscal year 2004.

Production Management Services

Gross revenue from the Production Management Services business increased to $59.0 million, an increase of 18.5%, in fiscal year 2005 from $49.8 million in fiscal year 2004 primarily due to increased activity with a major customer that needed additional production management services. Operating expense increased to $55.1 million, or 16.5%, in fiscal year 2005 from $47.3 million in fiscal year 2004 primarily due to higher labor and helicopter transportation costs. As a result of the higher revenue, our operating margin increased to 6.6% from 5.0% in fiscal year 2004.

General and Administrative Costs

Consolidated general and administrative costs increased by $6.4 million for fiscal year 2005 primarily due to an increase in compensation costs and higher professional fees, partially offset by a decrease in restructuring charges for our North Sea operations. Restructuring charges for our operations in the North Sea in fiscal years 2005 and 2004 were approximately $1.1 million and $3.1 million, respectively. Professional fees in the fiscal year 2005 included fees of $2.2 million incurred in connection with the investigation by outside counsel of activities related to the Internal Review. Additionally, professional fees in fiscal year 2005 included costs associated with an executive search, Sarbanes Oxley compliance initiatives and other projects requiring consulting services.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased in fiscal year 2005 by $1.4 million primarily due to a decrease in dividends received from investments accounted for under the cost method of accounting. The decrease in dividends received was primarily related to a reduction in dividends from our Mexico joint venture, which experienced a decline in activity as a result of the completion of the PEMEX contract previously discussed.

Interest Expense, Net

Interest expense, net, decreased in fiscal year 2005 by $2.7 million from fiscal year 2004. Approximately $1.2 million of this decrease resulted from lower interest expense during fiscal year 2005 caused by the refinancing of our 6% Convertible Subordinated Notes and 7 7/8% Senior Notes with the issuance 6 1/8% Senior Notes during fiscal year 2004 and an increase in interest income of $1.5 million resulting from higher cash balances and investment returns in fiscal year 2005. Interest expense in fiscal years 2005 and 2004 was offset by approximately $1.3 million and $1.2 million, respectively, of capitalized interest.

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

Other Income (Expense), Net

Other expense in fiscal year 2005 was $1.1 million compared to other expense of $7.8 million in fiscal year 2004 and primarily represents foreign currency transaction gains and losses. The weakening of the U.S. dollar against the British pound is the primary reason for the losses.

Taxes

Our effective income tax rates from continuing operations were 29.7% and 27.5% for fiscal years 2005 and 2004, respectively. The variance between the U.S. federal statutory rate and the effective rate reflects the impact of the reversal of reserves for tax contingencies of $3.7 million and $3.5 million in fiscal years 2005 and 2004, respectively, in connection with the expiration of the related statutes of limitations. The effective tax rate for both fiscal year 2005 and 2004 was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities were $39.3 million, $104.5 million and $83.3 million for fiscal years 2006, 2005, and 2004, respectively. The decrease in net cash provided by operations between fiscal years 2006 and 2005 was primarily due to cash used to fund working capital requirements in fiscal year 2006 resulting from the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet. These requirements are likely to continue in the future as we expand our fleet further. In addition, operating cash flow declined due to a decrease of $10.1 million in dividends in excess of earnings from unconsolidated affiliates. Net cash provided by operations increased in fiscal year 2005 over fiscal year 2004 due to an increase in dividends in excess of earnings from unconsolidated affiliates of $14.9 million and due to the increase in net income for fiscal year 2005 after excluding the $21.7 million non-cash curtailment gain from fiscal year 2004 net income.

Investing Activities

Cash flows used in investing activities were $54.2 million, $46.5 million and $62.6 million for fiscal years 2006, 2005 and 2004, respectively. During these fiscal years, cash was used for capital expenditures and was provided by proceeds from asset dispositions. The following table presents aircraft delivered over the last three fiscal years and overall capital expenditures during these periods:

	Fiscal Year Ended March 31,
	2006	2005	2004

Number of aircraft delivered:
New:
Small	10	8	2
Medium	9	10	7
Large	2	—	—

Total new aircraft	21	18	9

Used:
Small	5	—	5
Medium	—	1	1

Total used aircraft	5	1	6

Total aircraft	26	19	15

Capital expenditures (in thousands):
Aircraft and related equipment(1)	$141,166	$86,145	$66,792
Other	13,096	3,878	1,063

Total capital expenditures	$154,262	$90,023	$67,855

(1)	Includes expenditures financed with $3.2 million of short-term notes during fiscal year 2006.

Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations.

Fiscal Year 2006 — During fiscal year 2006, we received proceeds of $16.8 million, primarily from the disposal of one aircraft and certain equipment, and from insurance recoveries associated with Hurricane Katrina damage, which together resulted in a net gain of $0.1 million.

Additionally, on December 30, 2005, we sold nine other aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. See further discussion of this transaction under “Financing Activities” below.

Due to the significant investment in aircraft made in fiscal year 2006, cash flow from operations was not enough to fund net capital expenditures, and this is expected to continue for at least the next fiscal year.

Fiscal Year 2005 — During fiscal year 2005, we received proceeds of $26.6 million primarily from the disposal of ten aircraft and certain equipment, which resulted in a net gain of $5.9 million. We also received proceeds of $15.1 million from the sale of seven aircraft and certain contracts in one of our technical services subsidiaries to FBH, a 50% owned unconsolidated affiliate, which resulted in a gain of $2.1 million.

Fiscal Year 2004 — During fiscal year 2004, we received proceeds of $6.9 million primarily from the disposal of aircraft and equipment, which resulted in a net gain of $3.9 million.

On July 11, 2003, we sold six aircraft, at our cost, to a newly formed limited liability company, RLR. The capital of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico. See a discussion of the mechanism of financing this purchase by RLR discussed under “Future Cash Requirements” below.

Financing Activities

Cash flows used in financing activities were $5.4 million for fiscal year 2006, and cash flows provided by financing activities were $2.8 million and $3.5 million for fiscal years 2005 and 2004, respectively.

During fiscal year 2006, cash was used for the repayment of debt totaling $4.1 million and was provided by our receipt of proceeds of $1.4 million from the exercise of options to acquire shares of our Common Stock by our employees. During fiscal year 2005, cash was provided by our receipt of proceeds of $12.7 million from the exercise of options to acquire our Common Stock by our employees, and $7.4 million of cash was used for the repurchase of shares from a minority interest owner. During fiscal year 2004, cash was provided by the issuance of $230.0 million of 6 1/8% Senior Notes due 2013 (“Senior Notes”). A portion of the proceeds from this issuance was used to redeem all of our outstanding 7 7/8% Senior Notes due 2008 for $100.0 million and all of our outstanding 6% Convertible Subordinated Notes due 2003 for $90.9 million on July 29, 2003. See further discussion of outstanding debt as of March 31, 2006 under “Future Cash Requirements” below and our debt issuances and redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases in aggregate. Each lease has a purchase option upon expiration, an early purchase option at 60 months (December 2010), and an early termination option at 24 months (December 2007). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. Additional collateral in the amount of $11.8 million, which consists of five aircraft and a $2.5 million letter of credit, was provided until the conclusion of the SEC investigation related to the Internal Review. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.

Minority Interest — In March 2004, we prepaid $11.4 million, representing a portion of the put/call option price over the 51% of the ordinary share capital of Bristow Aviation that we do not own. This payment was made from existing cash balances. In May 2004, we acquired eight million shares of deferred stock (essentially a subordinated class of stock with no voting rights) from Bristow Aviation for £1 per share ($14.4 million in total). Bristow Aviation used the proceeds to redeem £8 million of its ordinary share capital at par value from all of its outstanding shareholders, including ourselves. The result of these changes was to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by $2.3 million on an annual basis.

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2006 was $265.3 million, of which $17.6 million is classified as current. Aggregate annual maturities for all long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal Year ending March 31,
2007	$17,634	(1)
2008	12,576
2009	404
2010	275
2011	27
Thereafter	234,380

	$265,296

(1)	Includes short-term notes of $3.2 million and current portion of long-term debt of $14.4 million.

Senior Notes  — On June 20, 2003, we completed a private placement of $230.0 million aggregate principal amount outstanding of 6 1/8% Senior Notes due 2013. The Senior Notes are unsecured and are guaranteed by certain of our U.S. subsidiaries. The Senior Notes are redeemable at our option. The terms of the Senior Notes restrict our payment of cash dividends to stockholders. In accordance with the indenture to the Senior Notes, any payment or re-financing of these notes prior to June 2011 is subject to a prepayment premium. On June 16, 2005, we received notice from the trustee that we were in default of various financial reporting covenants of the Senior Notes because we did not provide the required financial reporting information within the required time period. On August 16, 2005, we completed a consent solicitation with the holders of the Senior Notes to waive defaults under and make amendments to the indenture in consideration for which we paid aggregate a consent fee of $2.6 million. In January 2006, the default was cured. See Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in the Annual Report for further discussion of the Senior Notes.

Limited Recourse Term Loans  —  Our debt includes two limited recourse term loans with a U.K. bank created in connection with sale and lease transactions for two aircraft entered into with Heliair Leasing Limited in fiscal year 1999. The term loans are secured by both aircraft and our guarantee of the underlying lease obligations. In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at the expiration of the leases depending on the value received for the aircraft at the time of disposition. As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on our consolidated balance sheet. As of March 31, 2006, the aggregate balance of the term loans was $20.0 million. The term loans provide for rates of interest payable to the bank of 7.1% and 7.2%, quarterly amortization payments totaling $0.7 million and balloon payments of $9.8 million and $9.2 million in March 2007 and July 2007, respectively. See a discussion of our relationship with Heliair in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in the Annual Report.

Sakhalin Debt — On July 16, 2004, we assumed various existing debt liabilities that were outstanding and secured against assets purchased as part of our acquisition of a business in Sakhalin, Russia. See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in the Annual Report for further discussion of our acquisition. Two promissory notes totaling $1.4 million as of March 31, 2006 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in 2009 and 2010. The other liabilities assumed included a finance lease on an aircraft totaling $0.7 million as of March 31, 2006, with an interest rate of 6.5% and expiring in fiscal year 2008; a finance lease on an aircraft totaling $3.0 million as of March 31, 2006, with an interest rate of

8.5% and expiring in fiscal year 2008 with a final termination payment of $2.4 million; and two loan notes on packages of spare parts totaling $0.6 million as of March 31, 2006, with interest rates of 10% to 18% expiring in fiscal year 2007.

RLR Note — RLR financed 90% of the purchase price of the six aircraft discussed under “Investing Activities” above through a five-year term loan of $31.8 million with a bank requiring monthly principal and interest payments of $0.3 million and a balloon payment of $18.3 million due July 11, 2008 (the “RLR Note”). The RLR Note is secured by the six aircraft. We guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, we have given the bank a put option which the bank may exercise if the aircraft are not returned to the U.S. within 30 days of a default on the RLR Note. Any such exercise would require us to purchase the RLR Note from the bank. We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of March 31, 2006, a liability of $0.8 million representing the fair value of this guarantee was reflected in our balance sheet in other liabilities and deferred credits. We used the proceeds received from the sale of the aircraft to RLR to repay the $17.9 million short-term note to the aircraft manufacturer in July 2003. No gain or loss was recognized on the sale.

As of June 30, 2005, we were in default of various financial information reporting covenants under the RLR Note for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank provided waivers through January 16, 2006 in exchange for payments totaling $78,000. In January 2006, the defaults were cured.

Short-term Notes — As of March 31, 2006, we had a short-term note payable to Eurocopter totaling €2.7 million ($3.2 million) related to two promissory notes issued in August 2005. This obligation was paid and settled in full in April 2006. See further discussion of the transaction related to these promissory notes in Note 5 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

U.K. Facilities — As of March 31, 2006, Bristow Aviation had a £6.0 million ($10.4 million) facility for letters of credit, of which £0.4 million ($0.7 million) was outstanding, and a £1.0 million ($1.7 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by several helicopter mortgages and a negative pledge of Bristow Aviation’s assets.

Revolving Credit Facility — As of March 31, 2006, we had a $30.0 million revolving credit facility with a U.S. bank that expires on August 31, 2006. This credit facility is subject to a sublimit of $10.0 million for the issuance of letters of credit. Borrowings bear interest at a rate equal to one-month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. We had no amounts drawn under this facility as of March 31, 2006, but did have $3.2 million of letters of credit utilized which reduced availability under the facility. We were in default of various financial information reporting covenants for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. The bank provided a waiver through January 16, 2006 upon payment of a fee of $60,000. In January 2006, the default was cured. As of March 31, 2006, we were in compliance with all of the covenants under this credit facility

New Credit Facilities — We are in the process of arranging new bank credit facilities with a group of lenders to replace the $30 million Revolving Credit Facility described above. The financing has not gone to the syndication market yet, but we have selected an agent bank to lead the syndication process and executed a commitment letter and term sheet. We intend to seek a $100 million revolving credit facility to be used primarily for borrowings and, as needed, letters of credit, and a separate letter of credit facility in the amount of $25 million (together, the “Facilities”). The Facilities are expected to be multi-year in term and secured by certain of our assets, with a pricing grid based on our senior unsecured public debt ratings. The financing is expected to close in June 2006 after the filing of this Annual Report. However, definitive agreements for this financing have not been executed, and we may not be able to complete this financing.

Capital Commitments

As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to replace certain of our aircraft and to upgrade strategic base facilities. As of March 31, 2006, we had $382.7 million remaining to be paid under several aircraft purchase agreements. To the extent they occur, any sales and trade-ins of older aircraft will reduce these projected expenditures. We plan to use internally generated funds and alternative financing sources, if needed, to meet our obligations under these agreements. On May 19, 2006, we entered into an agreement to purchase two large aircraft for approximately $36.7 million, deliverable in early calendar year 2007. The agreement provides us with the option to purchase up to thirteen additional large aircraft. Of these options, five relate to aircraft deliverable in the second fiscal quarter of 2008, and the remaining eight relate to aircraft deliverable in calendar year 2008. We have also made an arrangement with the manufacturer pursuant to which we may delay our existing purchase commitments for up to $100 million of medium aircraft upon the exercise of the first option.

	Commitments as of May 31, 2006
	Remaining to be Delivered
	Fiscal Year Ending March 31,
	2007	2008	2009	2010-2013	Total

Number of aircraft:(1)
New:
Small	3	—	—	—	3
Medium	17	11	3	12	43
Large	7	—	—	—	7

	27	11	3	12	53

Related expenditures
(in thousands)	$240,805	$66,843	$23,244	$88,513	$419,405

(1)	We also have options to purchase 24 additional medium and 13 additional large aircraft. As of May 31, 2006, the options with respect to six of the aircraft are now subject to availability.

Other Obligations

Pension Plan — As of March 31, 2006, we had recorded on our balance sheet a $136.5 million pension liability and a $37.2 million prepaid pension asset related to the Bristow Helicopter Group Limited (“Bristow Helicopters”, a wholly-owned subsidiary of Bristow Aviation) pension plan. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The asset represents the cumulative contributions made by Bristow Helicopters in excess of accrued net periodic pension cost. The minimum funding rules of the U.K. require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by U.K. legislation) within three years and 100% funded within ten years. In recognition of participants’ concerns regarding the under-funded position of the plan as well as other changes we made to the plan (as more fully described under “— Executive Overview — Other Matters — Prior to Fiscal Year 2006”), on February 1, 2004, we contributed £5.2 million ($9.6 million) to the plan to reach the 90% funded level, and agreed to monthly contributions of £0.2 million ($0.4 million) for the next ten years to comply with the 100% funding requirement. The £5.2 million ($9.6 million) contribution was made from existing cash balances and did not materially impact our working capital position. In order to meet these funding requirements, we agreed, subject to our review every three years, to make contributions totaling £5.7 million ($9.9 million) per year for the next 10 years beginning May 2005 and £5.5 million ($9.6 million) per year for the following 10 years. Nevertheless, regulatory agencies in the U.K. may require us to further increase the monthly contributions.

In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes. In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes. Based on this statement, it is possible that we will see an increase in the required level of our contributions in future periods. We are not currently able to estimate what this increased level of funding will be and what impact it will have on our financial position in future periods.

Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the “Notes to Consolidates Financial Statements” included elsewhere in this Annual Report, as referenced in the table:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual obligations:
Long-term debt and short-term borrowings:
Principal	$265,296	$17,634	$13,255	$27	$234,380
Interest	92,847	12,955	43,089	28,463	8,340
Aircraft operating leases(1)	69,403	7,254	19,359	14,241	28,549
Other operating leases(1)	14,920	2,411	5,751	3,024	3,734
Pension obligations(2)	166,914	9,950	28,156	17,526	111,282
Aircraft purchase obligations(3)	382,686	204,086	90,087	49,839	38,674
Other purchase obligations(4)	32,989	29,703	3,286	—	—

Total contractual cash obligations	$1,025,055	$283,993	$202,983	$113,120	$424,959

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Other commercial commitments:
Debt guarantees(5)	$30,472	$—	$13,079	$17,393	$—
Other guarantees(6)	3,646	3,646	—	—	—
Letter of credit(7)	4,759	4,759	—	—	—

Total commercial commitments	$38,877	$8,405	$13,079	$17,393	$—

(1)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year.

(2)	Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 20 years. As of March 31, 2006, we had recorded on our balance sheet a $136.5 million pension liability and a $37.2 million prepaid pension asset associated with this obligation.

(3)	Since March 31, 2006, we have entered into unconditional purchase obligations of $36.7 million for two additional aircraft not reflected in the table above, all of which is expected to be paid in fiscal year 2007.

(4)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts.

(5)	We have guaranteed the repayment of up to £10 million ($17.4 million) of the debt of FBS and $13.1 million of the debt of RLR, both unconsolidated affiliates.

(6)	Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time. As of March 31, 2006, surety bonds with an aggregate value of 39.9 million Mexican pesos ($3.6 million) were outstanding.

(7)	In January 2006, a letter of credit was issued against the Revolving Credit Facility for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. The letter of credit expires January 27, 2007.

Management does not expect these guarantees to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Normally our operating cash flows are sufficient to fund our cash needs. However, as previously discussed under “— Cash Flows from Operating Activities”, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet in fiscal year 2006, required (and is likely to require in the future) additional cash to fund the resulting increase in working capital requirements. In addition, should we exercise our options to acquire aircraft in addition to those for which we have existing purchase commitments or should we elect to expand our business through acquisition, including acquisitions under consideration or negotiation, we would require additional cash. Although there can be no assurances, we believe that our existing cash, future cash flows from operations and the new credit facility we are seeking to establish will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments. However, we may need to raise additional funds through public or private debt or equity financings to finance existing aircraft purchase commitments, and we likely will need to do so to fund any additional aircraft purchases or business acquisitions, including acquisitions under consideration or negotiation. See “Item 1A. Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” included elsewhere in this Annual Report.

Cash and cash equivalents were $122.5 million, $146.4 million and $85.7 million as of March 31, 2006, 2005 and 2004, respectively. Working capital as of March 31, 2006, 2005 and 2004 was $283.3 million, $270.7 million and $235.7 million, respectively. The increase in working capital in fiscal year 2006 was primarily a result of an increase in accounts receivable and inventory and a decrease in current deferred taxes, which was offset in part by an increase in accounts payable and short-term borrowings and current maturities of long-term debt and the decrease in cash and cash equivalents. The increase in working capital in fiscal year 2005 was primarily a result of an increase in cash and cash equivalents, accounts receivable and inventory offset in part by an increase in accounts payable, accrued liabilities and current deferred taxes.

Exposure to Currency Fluctuations

See our discussion of the impact of market risk, including our exposure to currency fluctuations, on our financial position and results of operations discussed under Item 7A below.

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

Taxes

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes. Our annual tax provision includes the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2006, 2005 and 2004, we had net reversals of reserves for estimated tax exposures of $11.4 million, $3.7 million and $3.5 million, respectively. These reversals were made in the periods in which the statute of limitations for the related exposures expired.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2005, our valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carry forwards was $14.3 million. We decreased the valuation allowance as of March 31, 2006 to $13.4 million. If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2006 that are permanently reinvested of $35.1 million. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical. The American Jobs Creation Act of 2004 (the “Jobs Act”), signed into law October 22, 2004, provides for a special one-time tax deduction equal to 85% of dividends received out of qualifying earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Jobs Act. In accordance with a DRIP approved by our Board of Directors, during fiscal year 2006, we distributed $46.1 million of earnings from foreign subsidiaries that were previously considered permanently invested. See Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Property and equipment

Our net property and equipment represents 52% percent of our total assets as of March 31, 2006. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale.

Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying business units, are appropriate.

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

Revenue recognition

In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: the persuasive evidence of an arrangement, generally a customer contract; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable. More specifically, revenue from Helicopter Services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. We estimate that our ad hoc services have a higher margin than other helicopter contracts. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from our customers that they are in agreement with the amount of the rate escalation. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the customer.

Revenue from Production Management is recognized based on contractual rates as the related services are performed. Contracts are generally evergreen with a yearly review. Each party has a thirty-day cancellation clause. The rates charged to the customer are either monthly, based on services specified in the contract, or hourly if outside the scope of the contract. Typically hourly rates are charged for services provided beyond the basic level contemplated in the contract. Services provided include personnel and transportation. Any escalation in rates is agreed to in writing by the customer. With respect to both our Helicopter Services and Production Management Services segments, cost reimbursements from customers are recorded as revenue.

Pension benefits

Pension obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases and employee turnover rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize a Sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

Allowance for doubtful accounts

We establish reserves for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these reserves, we consider our historical experience, changes in our customer’s financial position, restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services. We derive a significant portion of our revenue from services to international oil companies and government-owned or government-controlled oil companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support client receivables. If the financial condition of our clients was to deteriorate or their access to freely- convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required. During fiscal years 2006, 2005 and 2004, we increased the allowance account through charges to expense of $1.6 million, $0.3 million and $0.4 million, respectively, and decreased the allowance for write-offs and recoveries of specifically identified uncollectible accounts by $2.9 million, $0.8 million and $1.4 million, respectively. Additionally, during fiscal year 2006, we reduced revenue for a reserve of $1.8 million against invoices billed to our unconsolidated affiliate in Mexico, which have not been recognized in our results. See discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Inventory reserve

We maintain inventory that primarily consists of spare parts to service our aircraft. We periodically review the condition and continuing usefulness of the parts to determine whether the realizable value of this inventory is lower than its book value. If our valuation of these parts is significantly lower than the book value of the parts, an additional provision may be required. During fiscal years 2006 and 2004, we increased the valuation reserve through charges to expenses of $3.2 million and $0.5 million, respectively, for excess and obsolete inventory. During fiscal years 2006 and 2005, we decreased the valuation reserve for write-offs of identified obsolete and excess inventory by $0.5 million and $2.4 million, respectively.

Insurance

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

Contingent liabilities

We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities. Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

Goodwill impairment

We perform a test for impairment of our goodwill annually as of March 31. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected flight hours and rates. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, we also test for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets”, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. A nonmonetary exchange shall be measured based on the fair value of the exchanged assets unless the exchange lacks commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. The adoption of SFAS No. 153 during fiscal year 2006 did not have a significant impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R becomes effective for our fiscal year beginning April 1, 2006 and will require us to expense stock options and other share-based payments. We adopted SFAS No. 123R on April 1, 2006 using the modified prospective application as prescribed under SFAS No. 123R, and its impact will be reflected in our fiscal year 2007 results. Based on our unvested stock option grants as of March 31, 2006, we estimate that the adoption of this statement in fiscal year 2007 will reduce net income for fiscal year 2007 by approximately $1.3 million, or $.06 per diluted share. This effect is consistent with our pro forma disclosure included in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted and restricted stock units awarded in subsequent periods compared to prior years. We estimate that expense recorded related to restricted stock units, which was already included in compensation expense prior to the adoption of SFAS No. 123R, will further reduce net income for fiscal year 2007 by approximately $1.7 million, or $.07 per diluted share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax benefits were $0.3 million, $2.9 million and $0.3 million in fiscal years 2006, 2005 and 2004, respectively.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” to address the treatment of a special one time incentive provided in the Jobs Act for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Jobs Act provides for a special one-time tax deduction equal to

85% of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a DRIP to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Jobs Act. In September 2005, we approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Jobs Act. The favorable U.S. tax rate on such repatriations under the Jobs Act applied to $41.5 million of qualifying distributions received by us through March 31, 2006. We have reflected the $4.0 million of U.S. tax liability associated with the total repatriated earnings in our provision for income taxes for fiscal year 2006.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation was effective for our fiscal year 2006. FIN No. 47 provides clarification on conditional asset retirement obligations and the fair value of such obligations as referred to in SFAS No. 143. We have evaluated our leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN No. 47. Based on this review, we identified obligations primarily related to the removal of fuel storage tanks upon the abandonment or disposal of facilities. The operation of fuel storage tanks is monitored on an ongoing basis to prevent ground contamination and the cost of removing such tanks is not significant. Based on our evaluation of such obligations, such liabilities were deemed to be immaterial to our financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 becomes effective for our fiscal year 2007 and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes the method of retrospective application as the required method of reporting a change in accounting principle, unless impracticable, or unless the new accounting principle explicitly states transition requirements and we expect that in the future there will be more instances of retrospective application of new accounting principles to prior periods whereas previously such applications were typically required to be reported as a cumulative adjustment in the period in which the accounting principle was adopted. With respect to reporting the correction of an error in previously issued financial statements, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 which requires the correction to be reflected as a prior period adjustment.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed below.

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expenses from our North Sea operations are in British pounds sterling. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British pound sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar. In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. The effect of foreign currency translation is reflected in a component of stockholders’ investment and foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense). In the past three fiscal years our stockholders’ investment has increased by $18.3 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

The British pound sterling is the currency in which most of Bristow Aviation’s revenue and expenses are paid. Approximately 28% of our operating revenue for fiscal year 2006 was translated for financial reporting purposes from British pounds sterling into U.S. dollars. In addition, we receive other revenue that is not in U.S. dollars or British pounds sterling, such as Australian Dollars, Euros, Nigerian Naira, and Trinidad and Tobago Dollars. We can reduce or eliminate our exposure to exchange rate fluctuations to the extent that we also have expenses that are payable in the same foreign currency as our revenue. Our principal exposure is to changes in the value of the British pound relative to the U.S. dollar. During fiscal year 2006, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.71 to a high of one British pound = U.S. $1.92, with an average of one British pound = U.S. $1.79 for the fiscal year. As of March 31, 2006, the exchange rate was one British pound = U.S. $1.74. During fiscal year 2005, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.75 to a high of one British pound = U.S. $1.95, with an average of one British pound = U.S. $1.85 for the fiscal year. As of March 31, 2005, the exchange rate was one British pound = U.S. $1.89. During fiscal year 2004, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.55 to a high of one British pound = U.S. $1.90, with an average of one British pound = U.S. $1.70 for the fiscal year. As of March 31, 2004, the exchange rate was one British pound = U.S. $1.84.

We occasionally use off-balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of spare parts, maintenance services and equipment. As of March 31, 2006, we did not have any nominal forward exchange contracts outstanding.

A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of March 31, 2006 would result in a $1.0 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk

The market for our services and products is primarily the offshore oil and gas industry, and our customers consist primarily of major integrated international oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and have not historically required material collateral. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.

Cash equivalents, which consist of funds invested in highly-liquid debt instruments with original maturities of 90 days or less, are held by major banks or investment firms, and we believe that credit risk in these instruments in minimal.

Interest Rate Risk

As of March 31, 2006, we have $265.3 million of debt outstanding, none of which carries a variable rate of interest. However, the market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The estimated fair value of our total debt as of March 31, 2006 and 2005 was $252.6 million and $255.2 million, respectively, based on quoted market prices for the publicly listed 6 1/8% Senior Notes.

If prevailing market interest rates had been 1% higher as of March 31, 2006, and all other factors effecting our debt remained the same, the fair value of our 6 1/8% Senior Notes due 2013 would have decreased by $11.9 million or 5.5%. Under comparable sensitivity analysis as of March 31, 2005, the fair value of the 6 1/8% Senior Notes due 2013 would have decreased by $13.6 million or 6.1%.

Borrowings under our $30.0 million revolving credit facility bear interest at a rate equal to one-month LIBOR plus a spread ranging from 1.25% to 2.0%. During fiscal year 2006, there were no amounts drawn under this facility.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (the Company) and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

New Orleans, Louisiana
June 8, 2006

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Gross revenue:
Operating revenue from non-affiliates	$636,887	$545,233	$488,081
Operating revenue from affiliates	51,832	63,689	70,056
Reimbursable revenue from non-affiliates	75,861	61,969	54,561
Reimbursable revenue from affiliates	4,360	2,755	4,303

	768,940	673,646	617,001

Operating expense:
Direct cost	512,518	454,836	417,359
Reimbursable expense	78,525	63,303	58,090
Depreciation and amortization	42,256	40,693	39,543
General and administrative	61,948	45,245	38,892
Gain on disposal of assets	(102)	(8,039)	(3,943)
Curtailment gain	—	—	(21,665)

	695,145	596,038	528,276

Operating income	73,795	77,608	88,725
Earnings from unconsolidated affiliates, net of losses	6,758	9,600	11,039
Interest income	4,159	3,188	1,689
Interest expense	(14,689)	(15,665)	(16,829)
Loss on extinguishment of debt	—	—	(6,205)
Other income (expense), net	4,612	(1,126)	(7,810)

Income before provision for income taxes and minority interest	74,635	73,605	70,609
Provision for income taxes	16,607	21,835	19,402
Minority interest	(219)	(210)	(1,382)

Net income	$57,809	$51,560	$49,825

Net income per common share:
Basic	$2.48	$2.24	$2.21

Diluted	$2.45	$2.21	$2.15

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$122,482	$146,440
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $4.6 million and $6.9 million, respectively	144,521	118,260
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.6 million and $2.4 million, respectively	15,884	15,579
Inventories	147,860	140,706
Prepaid expenses and other	16,519	11,459

Total current assets	447,266	432,444
Investment in unconsolidated affiliates	39,912	37,176
Property and equipment — at cost:
Land and buildings	40,672	32,543
Aircraft and equipment	838,314	827,031

	878,986	859,574
Less — Accumulated depreciation and amortization	(263,072)	(250,512)

	615,914	609,062
Goodwill	26,837	26,809
Prepaid pension costs	37,207	36,543
Other assets	9,277	7,542

	$1,176,413	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$49,714	$35,640
Accrued wages, benefits and related taxes	45,958	46,548
Income taxes payable	6,537	19,486
Other accrued taxes	6,471	6,269
Deferred revenues	9,994	12,411
Other accrued liabilities	22,596	28,221
Deferred taxes	5,025	6,709
Short-term borrowings and current maturities of long-term debt	17,634	6,413

Total current liabilities	163,929	161,697
Long-term debt, less current maturities	247,662	255,667
Accrued pension liability	136,521	157,999
Other liabilities and deferred credits	18,016	12,413
Deferred taxes	68,281	64,293
Minority interest	4,307	4,514
Commitments and contingencies (Note 6)
Stockholders’ investment:
Common stock, $.01 par value, authorized 35,000,000 shares:
outstanding 23,385,473 in 2006 and 23,314,708 in 2005 (exclusive of 1,281,050 treasury shares)	234	233
Additional paid-in capital	158,762	157,100
Retained earnings	447,524	389,715
Accumulated other comprehensive loss	(68,823)	(54,055)

	537,697	492,993

	$1,176,413	$1,149,576

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$57,809	$51,560	$49,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,256	40,693	39,543
Deferred income taxes	1,488	7,025	12,546
Gain on asset dispositions	(102)	(8,039)	(3,943)
Curtailment gain	—	—	(21,665)
Loss on extinguishment of debt	—	—	6,205
Equity in earnings from unconsolidated affiliates under (over) dividends received	(337)	9,802	(5,114)
Minority interest in earnings	219	210	1,382
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(34,718)	(8,612)	10,984
Inventories	(12,518)	(5,127)	(4,111)
Prepaid expenses and other	(5,925)	(724)	5,232
Accounts payable	15,944	6,889	(5,156)
Accrued liabilities	(34,784)	11,334	(3,192)
Other liabilities and deferred credits	9,933	(657)	795
Other	—	119	—

Net cash provided by operating activities	39,265	104,473	83,331
Cash flows from investing activities:
Capital expenditures	(139,572)	(78,089)	(67,855)
Assets purchased on behalf of unconsolidated affiliate	—	—	(35,394)
Proceeds from sale of assets to unconsolidated affiliate	—	—	35,394
Proceeds from asset dispositions	85,392	41,722	6,854
Acquisition, net of cash received	—	(1,986)	—
Investments	—	(8,186)	(1,581)

Net cash used in investing activities	(54,180)	(46,539)	(62,582)
Cash flows from financing activities:
Proceeds from borrowings	—	—	251,412
Repayment of debt and debt redemption premiums	(4,070)	(2,427)	(233,627)
Debt issuance costs	(2,564)	—	(4,889)
Partial prepayment of pull/call obligation	(129)	(86)	(11,442)
Repurchase of shares from minority interest	—	(7,389)	—
Issuance of common stock	1,369	12,665	2,085

Net cash (used in) provided by financing activities	(5,394)	2,763	3,539
Effect of exchange rate changes on cash and cash equivalents	(3,649)	64	4,591

Net increase (decrease) in cash and cash equivalents	(23,958)	60,761	28,879
Cash and cash equivalents at beginning of period	146,440	85,679	56,800

Cash and cash equivalents at end of period	$122,482	$146,440	$85,679

Supplemental disclosure of non-cash investing activities:
Non-monetary exchange of assets	$11,511	$11,934	$—
Capital expenditures funded by short-term notes	$3,179	$—	$—
Recapitalization of Hemisco funded by note payable	$4,380	$—	$—

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands, except share amounts)

Common stock (shares, exclusive of treasury shares):
Balance — beginning of fiscal year	23,314,708	22,631,221	22,510,921
Stock options exercised	70,765	683,487	120,300

Balance — end of fiscal year	23,385,473	23,314,708	22,631,221

Common stock ($.01 Par):
Balance — beginning of fiscal year	$233	$226	$225
Stock options exercised	1	7	1
	—	—	—

Balance — end of fiscal year	$234	$233	$226

Additional paid in capital:
Balance — beginning of fiscal year	$157,100	$141,384	$139,046
Stock options exercised	1,368	12,777	2,084
Tax benefit related to the exercise of employee stock options	294	2,939	254

Balance — end of fiscal year	$158,762	$157,100	$141,384

Retained earnings:
Balance — beginning of fiscal year	$389,715	$338,155	$288,330
Net income	57,809	51,560	49,825

Balance — end of fiscal year	$447,524	$389,715	$338,155

Accumulated other comprehensive loss:
Balance — beginning of fiscal year	$(54,055)	$(49,813)	$(77,395)
Other comprehensive income (loss):
Translation adjustments	(20,729)	7,354	31,673
Pension liability adjustment(1)	5,961	(11,596)	(4,091)

Total other comprehensive income (loss)	(14,768)	(4,242)	27,582

Balance — end of fiscal year	$(68,823)	$(54,055)	$(49,813)

Comprehensive income:
Net income	$57,809	$51,560	$49,825
Other comprehensive income (loss)(1)	(14,768)	(4,242)	27,582

Total comprehensive income	$43,041	$47,318	$77,407

(1)	Net of taxes of $(3.0) million, $4.8 million and $2.2 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — On February 1, 2006, OL Sub, Inc., a wholly-owned subsidiary of Offshore Logistics, Inc., merged into Offshore Logistics, Inc. In conjunction with the merger, our name changed from Offshore Logistics, Inc. to Bristow Group Inc. Bristow Group Inc., a Delaware corporation (together with its consolidated entities and predecessors, unless the context requires otherwise, “Bristow Group,” “the Company,” “we,” “us,” or “our”), is a leading provider of aviation services to the global offshore oil and gas industry. With a fleet of 477 aircraft as of March 31, 2006, Bristow Group and its affiliates conduct helicopter operations in most of the major offshore oil-producing regions of the world. Certain of our affiliates also provide helicopter military training, search and rescue services and emergency medical transportation. In addition, we are a leading provider of production management services to oil and gas companies operating in the U.S. Gulf of Mexico.

The consolidated financial statements include our accounts after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which we own 50% or less of the equity but have retained the majority of the economic risk of the operating assets and related results are consolidated. Certain of these entities are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary. See discussion of these VIEs in Note 3 below. Other investments in affiliates in which we own 50% or less of the equity but have the ability to exercise significant influence are accounted for using the equity method. Investments which we do not consolidate or in which we do not exercise significant influence are accounted for under the cost method whereby dividends are recognized as income when received.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2006 is referred to as fiscal year 2006.

Reclassifications were made to prior year’s financial statements to reflect reserves for tax contingencies in Income taxes payable and Other liabilities rather that Current deferred taxes and Deferred taxes payable.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	Taxes;

•	Property and equipment;

•	Revenue recognition;

•	Pension and other postretirement benefits;

•	Allowance for doubtful accounts;

•	Inventory reserve;

•	Insurance;

•	Contingent liabilities;

•	Goodwill impairment; and

•	Stock option and restricted stock unit valuation.

Cash and Cash Equivalents — Our cash equivalents include funds invested in highly-liquid debt instruments with original maturities of 90 days or less.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable — Trade and other receivables are stated at net realizable value. We grant short-term credit to our customers, primarily major and independent oil and gas companies. We establish reserves for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur. In making the determination, we consider a number of factors, including changes in the financial position of the customer, restrictions placed on the conversion of local currency into U.S. dollars and disputes with the customer. During fiscal years 2006, 2005 and 2004, we increased the allowance account through charges to expense of $1.6 million, $0.3 million and $0.4 million, respectively, and decreased the allowance account for write-offs and recoveries of specifically identified uncollectible accounts by $2.9 million, $0.8 million and $1.4 million, respectively. Additionally, during fiscal year 2006 we reduced revenue for a reserve of $1.8 million against invoices billed to our unconsolidated affiliate in Mexico, which have not been recognized in our results. See Note 3 for a discussion of receivables with unconsolidated affiliates.

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The valuation reserve related to obsolete and excess inventory was $13.1 million and $10.4 million as of March 31, 2006 and 2005, respectively. During fiscal years 2006 and 2004, we increased valuation reserves through charges to expenses of $3.2 million and $0.5 million, respectively, for excess and obsolete inventory. During fiscal years 2006 and 2005, we decreased the valuation reserve for write-offs of identified obsolete and excess inventory by $0.5 million and $2.4 million, respectively.

Property and Equipment — Property and equipment are stated at cost. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. Property and equipment includes construction in process, primarily consisting of progress payments on aircraft purchases and facility construction, of $83.5 million and $32.7 million as of March 31, 2006 and 2005, respectively. We account for exchanges of productive assets at fair value, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of aircraft range from seven to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost. The estimated useful lives for buildings on owned properties range from 15 years to 40 years. Other depreciable assets are depreciated over estimated useful lives ranging from three to 15 years, except for leasehold improvements which are depreciated over the lease term (including any period where we have options to renew if it’s probable that we will renew the lease). The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

Goodwill — Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized. We test the carrying amount of goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may have occurred. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

We had goodwill of $12.9 million relating to our Helicopter Services segment ($11.1 million and $1.8 million for our North America and West Africa business units, respectively) and $13.9 million relating to our Production Management Services segment as of March 31, 2006. As of March 31, 2006 and 2005, the goodwill impairment test on these balances, which involved the use of estimates related to the fair market value of our business units to which goodwill was allocated, indicated no impairment.

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are classified as current assets in prepaid expenses and other current assets in our consolidated balance sheet and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the balance sheet.

Other Assets — Included in other assets as of March 31, 2006 and 2005 is debt issuance costs of $6.9 million and $5.2 million, respectively, which are being amortized over the life of the related debt.

Contingent Liabilities and Assets — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to litigation, personal injury claims and potential tax assessments. Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that effect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other income (expense), net in the period that proof of loss documentation is received or when we are otherwise assured of collection of these amounts.

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: the persuasive evidence of an arrangement, generally a customer contract; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable. More specifically, revenue from Helicopter Services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. We estimate that our ad hoc services have a higher margin than other helicopter contracts. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the customers that they are in agreement with the amount of the rate escalation. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the customer.

Revenue from Production Management is recognized based on contractual rates as the related services are performed. Contracts are generally evergreen with a yearly review. Each party has a thirty-day cancellation clause. The rates charged to the customer are either monthly, based on services specified in the contract, or hourly if outside the scope of the contract. Typically hourly rates are charged for services provided beyond the basic level contemplated in the contract. Services provided include personnel and transportation. Any escalation in rates is agreed to in writing by the customer. With respect to both Helicopter Services and Production Management Services segments, cost reimbursements from customers are recorded as revenue.

Maintenance and Repairs — We charge maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, primarily engines and transmissions, are maintained by third-party vendors under contractual arrangements. Under these agreements,

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we are charged an agreed amount per hour of flying time. The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur.

We capitalize betterments and improvements to our aircraft and amortize such costs over the useful lives of the aircraft. Betterments and improvements increase the life or utility of an aircraft.

Taxes — Deferred income taxes are provided for by the asset and liability method. We do not provide U.S. income tax on earnings of foreign subsidiaries that are considered to be permanently reinvested outside of the U.S.

Foreign Currency Translation — Bristow Aviation Holdings, Ltd. (“Bristow Aviation”), our consolidated affiliate, maintains its accounting records in its local currency (British pounds sterling). Foreign currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected as a component of shareholders’ investment. Foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and such amounts are included in other income (expense). During fiscal year 2006, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.71 to a high of one British pound = U.S. $1.92, with an average of one British pound = U.S. $1.79 for the fiscal year. As of March 31, 2006, the exchange rate was one British pound = U.S. $1.74. During fiscal year 2005, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.75 to a high of one British pound = U.S. $1.95, with an average of one British pound = U.S. $1.85 for the fiscal year. As of March 31, 2005, the exchange rate was one British pound = U.S. $1.89. During fiscal year 2004, the British pound to U.S. dollar exchange rate ranged from a low of one British pound = U.S. $1.55 to a high of one British pound = U.S. $1.90, with an average of one British pound = U.S. $1.70 for the fiscal year. As of March 31, 2004, the exchange rate was one British pound = U.S. $1.84.

Balance sheet information for fiscal year 2006 is presented based on the conversion rate as of March 31, 2006, and income statement information is presented based on the average conversion rate for fiscal year 2006.

Derivative Financial Instruments — All derivatives are recognized as either assets or liabilities and measured at fair value. We do not speculate in derivatives and hedge only existing economic exposures. We enter into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business. Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year. The purpose of our foreign currency hedging activities is to protect us from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates. As of March 31, 2006 and 2005, we had no forward exchange contracts outstanding. No gains or losses were recognized in earnings on foreign currency hedging contracts during fiscal years 2006, 2005 or 2004.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation — We account for our stock-based employee compensation under the intrinsic-value method. The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to stock-based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except per share amounts and model assumptions).

	Fiscal Year Ended March 31,
	2006	2005	2004

Net income, as reported	$57,809	$51,560	$49,825
Stock-based employee compensation expense included in reported net income, net of tax	476	275	—
Stock-based employee compensation expense, net of tax	(1,758)	(2,442)	(1,207)

Pro forma net income	$56,527	$49,393	$48,618

Basic earnings:
Earnings, as reported	$2.48	$2.24	$2.21
Stock-based employee compensation expense, net of tax	(0.06)	(0.10)	(0.06)

Pro forma basic earnings per share	$2.42	$2.14	$2.15

Diluted earnings:
Earnings, as reported	$2.45	$2.21	$2.15
Stock-based employee compensation expense, net of tax	(0.06)	(0.10)	(0.05)

Pro forma diluted earnings per share	$2.39	$2.11	$2.10

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.9% - 4.8%	3.3% - 3.9%	3.1% - 3.3%
Expected life (years)	4	5	5
Volatility	30%	40%	46%
Dividend yield	—	—	—

For fiscal year 2005, $0.4 million is included in compensation costs related to the acceleration of the vesting period for certain options granted under the plans.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets”, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the similar productive assets concept and replace it with the concept of commercial substance. A nonmonetary exchange shall be measured based on the fair value of the exchanged assets unless the exchange lacks commercial substance. Commercial substance occurs when the future cash flows of an entity are changed significantly due to the nonmonetary exchange. The adoption of SFAS No. 153 during fiscal year 2006 did not have a significant impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R becomes effective for our fiscal year beginning April 1, 2006 and will require us to expense stock options and other share-based payments. We adopted SFAS No. 123R on April 1, 2006 using the modified prospective application as prescribed under SFAS No. 123R, and its impact will be reflected in

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our fiscal year 2007 results. Based on our unvested stock option grants as of March 31, 2006, we estimate that the adoption of this statement in fiscal year 2007 will reduce net income for fiscal year 2007 by approximately $1.3 million, or $.06 per diluted share. This effect is consistent with our pro forma disclosure herein, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted and restricted stock units awarded in subsequent periods compared to prior years. We estimate that expense recorded related to restricted stock units, which was already included in compensation expense prior to the adoption of SFAS No. 123R, will further reduce net income for fiscal year 2007 by approximately $1.7 million, or $.07 per diluted share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $0.3 million, $2.9 million and $0.3 million in fiscal years 2006, 2005 and 2004, respectively.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” to address the treatment of a special one time incentive provided in the American Jobs Creation Act of 2004 (“the Jobs Act”) for companies to repatriate foreign earnings. Signed into law on October 22, 2004, the Jobs Act provides for a special one-time tax deduction equal to 85% of dividends received out of qualifying foreign earnings that are paid in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. The special deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Jobs Act. In September 2005, we approved a DRIP that provides for the repatriation of up to $75 million of previously unremitted foreign earnings under the Jobs Act. The favorable U.S. tax rate on such repatriations under the Jobs Act applied to $41.5 million of qualifying distributions received by us through March 31, 2006. We have reflected the $4.0 million of U.S. tax liability associated with the total repatriated earnings in our provision for income taxes for fiscal year 2006.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation was effective for our fiscal year 2006. FIN No. 47 provides clarification on conditional asset retirement obligations and the fair value of such obligations as referred to in SFAS No. 143. We have evaluated our leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN No. 47. Based on this review, we identified obligations primarily related to the removal of fuel storage tanks upon the abandonment or disposal of facilities. The operation of fuel storage tanks is monitored on an ongoing basis to prevent ground contamination and the cost of removing such tanks is not significant. Based on our evaluation of such obligations, such liabilities were deemed to be immaterial to our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 becomes effective for our fiscal year 2007 and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes the method of retrospective application as the required method of reporting a change in accounting principle, unless impracticable, or unless the new accounting principle explicitly states transition requirements. We do not expect the adoption of SFAS No. 154 to have a significant impact on our financial statements, and we expect that in the future there will be more instances of retrospective application of new accounting principles to prior periods whereas previously such applications were typically required to be reported as a cumulative adjustment in the period in

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the accounting principle was adopted. With respect to reporting the correction of an error in previously issued financial statements, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 which requires the correction to be reflected as a prior period adjustment.

Note 2 — ACQUISITION

On July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties. The acquisition included: (1) the purchase of a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and holds a Russian helicopter air operating certificate which is required for the business to operate helicopters and fixed-wing aircraft in Russia, and (2) a voting power of attorney (and in the event such power of attorney expires or is revoked, a call option to acquire the related shares for $3,200) over shares representing a 1.6% interest in Aviashelf. In order to hold the air operator certificate, Aviashelf must be majority owned by Russian companies or Russian nationals; however, the agreements were structured to give Bristow Aviation effective control of the company through a majority voting interest. In addition, under the provisions of the shareholders’ agreement, Bristow Aviation has control over many decisions that would be expected to be made in the ordinary course of business (including entering into loans, commitments and material transaction and incurring capital expenditures). Simultaneously, through two newly formed 51%-owned companies, Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft, for an aggregate purchase price of $10.7 million. With respect to all three companies, Bristow Aviation’s economic benefits in this venture are approximately 51%. In addition, Bristow Aviation has a call/put option under which it can acquire an additional 9% interest in the newly formed companies and a 8.5% interest in Aviashelf (which includes the 1.6% of shares subject to the voting power of attorney) from other shareholders for $450,000 before June 15, 2007 and thereafter in accordance with a formula based on a defined multiple of gross operating profit. Similarly, the same shareholders have a put option exercisable from June 2010 for a price equal to the greater of $450,000 or the same multiple of gross operating profit. Bristow Aviation also charges the entities $660,000 in management fees annually.

The acquisition was accounted for under the purchase method, and we have consolidated the results of the Russian helicopter company from the date of acquisition based on our combined voting control and economic interest in the venture. The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt. Included in the debt assumed was $1.8 million due to a company that is affiliated with other shareholders of Aviashelf. The purchase price was allocated to the assets and liabilities acquired based upon estimated fair value. No goodwill was recorded. The pro forma effect of operations of the acquisition when presented as of the beginning of the periods presented was not material to our consolidated statements of income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

July 15, 2004
(In thousands)

Current assets	$2,565
Property and equipment	11,932
Other assets	100

Total assets acquired	14,597

Current liabilities	(2,422)
Long term debt	(7,757)
Minority interest	(2,398)

Total liabilities assumed	(12,577)

Net assets acquired	$2,020

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — INVESTMENTS IN SIGNIFICANT AFFILIATES

Consolidated Affiliates

Bristow Aviation — On December 19, 1996, we, along with one of our subsidiaries acquired 49% of Bristow Aviation’s Common Stock and a significant amount of its subordinated debt as further discussed below. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“Bristow Helicopters”). Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial  & Services Limited (collectively, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, we have £91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $356.6 million as of March 31, 2006. No interest payments have been paid through March 31, 2006.

The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholders’ agreement respecting, among other things, the composition of the board of directors of Bristow Aviation. On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each. So long as Caledonia has a significant interest in the shares of our Common Stock issued to it pursuant to the transaction or maintains its voting control of Bristow Aviation, Caledonia will have the right to nominate two persons to our Board of Directors and to replace any such directors so nominated.

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares. Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified European investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement. The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new European investor. However, we would work diligently to find a European investor suitable to the CAA. The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our consolidated balance sheets as Minority Interest. Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow deteriorate. The call option price is the nominal value of the ordinary shares held by the minority shareholders (£1.0 million as of March 31, 2006) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. The Company can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing Minority Interest expense in our consolidated statements of income, with a corresponding increase in Minority Interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in Minority Interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to the Company. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period prior to April 2004 was 10% per annum. If the put option is exercised, any pre-

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments of the call option price are set off against the put option price. Changes in the balance for the minority interest associated with Bristow Aviation are as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Balance — beginning of fiscal year	$2,130	$9,385	$16,555
Payments to minority interest shareholders	(156)	(7,501)	(11,470)
Minority interest expense	155	210	1,382
Currency translation	(325)	36	2,918

Balance — end of fiscal year	$1,804	$2,130	$9,385

In May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). Bristow Aviation used these proceeds to redeem £8 million ($14.4 million) of its ordinary share capital at par value on a pro rata basis from all of its outstanding shareholders, including us. Caledonia received management fees from Bristow Aviation that were payable semi-annually in advance through June 2003.

Bristow Caribbean Ltd. — Bristow Caribbean Ltd. (“Bristow Caribbean”) is a joint venture in Trinidad, in which we own a 40% interest with a local partner (60% interest). Bristow Caribbean provides helicopter services to a customer of ours in Trinidad. We control the significant management decisions of this entity, including the payment of dividends to our partner. Bristow Caribbean operates eleven aircraft in Trinidad that it leases from us. We consolidate this VIE as the primary beneficiary of the entity.

Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd. — Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd. are joint ventures in the U.K. whose primary purpose is to lease aircraft to a Russian joint venture of ours (discussed below). We consolidate these entities as we own 51% interests.

Aviashelf — As discussed in Note 2, on July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties. This transaction included the purchase of a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters. Simultaneously, through two newly formed 51%-owned companies described above, Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft. The acquisition was accounted for under the purchase method, and we have consolidated the results of Aviashelf from the date of acquisition. Aviashelf has been consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company, which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option.

Bristow Helicopters Nigeria Ltd. and Pan African Airlines Nigeria — Bristow Helicopters Nigeria Ltd. (“BHN”) and Pan African Airlines Nigeria (“PAAN”) are joint ventures in Nigeria with local partners, in which we own interests of 40% and 50%, respectively. BHN and PAAN provide helicopter services to customers in Nigeria. We control the significant management decisions of these entities, including the payment of dividends to our partners. We consolidate these VIEs as the primary beneficiaries of the entities.

Heliair Leasing Limited — Heliair Leasing Limited (“Heliair”) is a Cayman Islands company that owns two aircraft that it leases to Brilog Leasing Ltd., a wholly-owned subsidiary of ours. Heliair purchased two aircraft with proceeds from two limited recourse term loans with a U.K. Bank. The term loans are secured by both aircraft and our guarantee of the underlying lease obligations. In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition. The sole purpose of Heliair was to finance the purchase of the two aircraft. As a result of the guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected on our consolidated balance sheet, effectively consolidating the VIE. See further discussion of the limited recourse notes in Note 5.

Unconsolidated Affiliates

We have investments in four unconsolidated affiliates that are accounted for under the cost method as we are unable to exert significant influence over their operations: Aeroleo Taxi Aereo S.A. (“Aeroleo”); Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche S.A. de C.V. (“Heliservicio”) (collectively, “HC”); and Petroleum Air Services (“PAS”). We also have investments in several unconsolidated affiliates that we account for under the equity method: FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Leasing Limited (“FBL”), collectively referred to as the FB Entities; Helicopter Leasing Associates, L.L.C. (“HLA”); Norsk Helikopter AS (“Norsk”); and Rotorwing Leasing Resources, L.L.C. (“RLR”). Each of these entities is principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, with the exception of the FB Entities, whose activities are described in further detail below.

Aeroleo — We own a 50% interest in Aeroleo, a Brazilian corporation. Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company and also serves other oil and gas companies. Aeroleo owns one aircraft and leases eight aircraft from us and two aircraft from HLA. Aeroleo is a VIE of which we are not the primary beneficiary.

During the third quarter of 2006, we recorded an impairment charge of $1.0 million to reduce the recorded value of our investment in this joint venture. This impairment was deemed appropriate as our management believes that the value of our investment in this joint venture will no longer be fully recovered as a result of negotiations to terminate our ownership in the joint venture as discussed under “Internal Review” in Note 6 below.

HC — We own a 49% interest in Hemisco, a Panamanian corporation, and Heliservicio, a Mexican corporation, that provide onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to other companies on a contract and ad hoc basis. HC owns three aircraft and leases eight aircraft from us, nine aircraft from RLR and three aircraft from a third party to provide helicopter services to its customers. HC is a VIE of which we are not the primary beneficiary.

In order to improve the financial condition of Heliservicio, we and our joint venture partner, Compania Controladora de Servicios Aeronauticos, S.A de C.V (“CCSA”), completed a recapitalization of Heliservicio on August 19, 2005. As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CCSA, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital. The $4.4 million note owed by us to Hemisco bears interest at 3% annually and is due on July 31, 2015.

Since the conclusion of the contract with Petroleós Mexicanos in February 2005, HC has experienced difficulties in meeting its obligations to make lease rental payments to us and RLR. During fiscal year 2006, we, along with RLR, made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. For fiscal year 2006, $1.8 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of equity in earnings of RLR has been reduced by $2.3 million for amounts billed but not collected from HC. During the fourth fiscal quarter of 2006, we recognized revenue of $3.9 million upon receipt of payment from HC.

We are continuing to evaluate certain actions to return HC’s operations to profitability, including reducing the number of HC’s aircraft to a lower level based on current utilization, and we are actively seeking other markets in which to redeploy the aircraft that are currently operating in Mexico on an ad hoc basis. Although not anticipated or known at this time, such actions could result in future losses.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PAS — In Egypt, we operate through our 25% interest in PAS, an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the oil and gas industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. PAS owns 36 aircraft and leases two aircraft from us.

FB Entities — We own a 50% interest in the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012. FBS and FBL own a total of 59 aircraft.

The FB Entities originated in 1996 when Bristow Aviation was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School, a then newly established training school for all branches of the British military, under a fifteen-year contract valued at approximately £500 million over the full term. FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997. Bristow Aviation and its partner have given joint and several guarantees of up to £15.0 million ($28.3 million) related to the performance of this contract. Bristow Aviation has also guaranteed repayment of up to £10 million ($17.4 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above. Since May 1997, the FB Entities have been awarded additional government work. These entities together have purchased and modified 12 additional aircraft and maintain a staff of approximately 650 employees.

In November 2004, Bristow Aviation sold certain of its contracts in its technical services business and seven medium aircraft to FBH. Bristow Aviation received proceeds of approximately £7.9 million ($15.1 million) on this transaction and recognized a gain of £1.1 million ($2.1 million) that is included in the consolidated statement of income. Bristow Aviation and the other 50% shareholder of FBH each contributed to FBH £4.3 million ($8.2 million) to enable it to consummate the transaction. This additional investment in FBH is included in the consolidated statement of cash flows.

HLA — We own a 50% interest in HLA, a Louisiana limited liability company. HLA leases two aircraft from a third party, which it leases to Aeroleo.

Norsk Helikopter AS — We own a 49% interest in Norsk, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea. Norsk operated 11 aircraft, five of which are leased from us.

During the first quarter of fiscal year 2006, Norsk completed the acquisition of Lufttransport AS, a Norwegian company, and its sister company Lufttransport AB, a Swedish company, which collectively operate 28 aircraft and are engaged in providing air ambulance services in Scandinavia. In addition, in fiscal year 2006, Norsk committed to purchase three large aircraft. We agreed to purchase one aircraft, and Norsk and the other equity owner in that entity each agreed to purchase one of the two other aircraft.

Rotorwing Leasing Resources, L.L.C. — We own a 49% interest in RLR, a Louisiana limited liability company. RLR owns six aircraft and leases three aircraft from us, all of which it leases to HC.

In July 2003, we sold six aircraft, at cost, to RLR. RLR financed 90% of the purchase price of these aircraft through a five-year $31.8 million term loan (the “RLR Note”). The RLR Note has $22.0 million remaining outstanding and is secured by the six aircraft, which have a cumulative carrying value of $28.8 million as of March 31, 2006. The Company guaranteed 49% of the RLR Note ($15.6 million) and the other shareholder guaranteed the remaining 51% of the RLR Note ($16.2 million). In addition, the bank has a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note. Any such exercise would require us to purchase 100% of the RLR Note from the bank. We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us. As of March 31, 2006, a liability of $0.8 million representing the fair value of this guarantee was reflected in our consolidated balance sheet in other liabilities and deferred credits. The fair value of the guarantee is being amortized over the term of the RLR Note.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our percentage ownership and investment balance for the unconsolidated affiliates is as follows (in thousands):

	Percentage		March 31,
	Ownership		2006	2005

Cost Method:
HC	49%		$7,017	$2,637
PAS	25%		6,286	6,286
Aeroleo	50	%(1)	—	1,040
Other			725	842
Equity Method:
RLR	49%		1,911	4,655
HLA	50%		150	150
Norsk	49%		7,948	5,488
FB Entities	50%		15,542	16,078
Other			333	—

Total			$39,912	$37,176

(1)	Includes a 30% interest in non-voting equity.

Dividends from entities accounted for on the cost method were as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

HC	$—	$610	$2,356
PAS	2,500	2,500	2,500
Aeroleo	—	250	—
Other	180	—	—

	$2,680	$3,360	$4,856

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method of accounting is set forth below (in thousands):

	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Current assets	$95,570	$72,443
Non-current assets	309,036	208,406

Total assets	$404,606	$280,849

Current liabilities	$68,604	$37,846
Non-current liabilities	293,009	193,781
Equity	42,993	49,222

Total liabilities and equity	$404,606	$280,849

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2006	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$248,576	$182,986	$156,546
Gross profit	$31,590	$37,320	$36,727
Net income	$8,282	$14,889	$13,719

During fiscal years 2006, 2005 and 2004, revenue of $56.2 million, $66.4 million and $74.4 million, respectively, was recognized for leased aircraft and other services provided by us to unconsolidated affiliates. As of March 31, 2006 and 2005, $20.5 million and $17.9 million, respectively, were due from unconsolidated affiliates for services provided.

Note 4 — PROPERTY AND EQUIPMENT

During fiscal year 2006, we received proceeds of $16.8 million, primarily from the disposal of one aircraft and certain equipment and from insurance recoveries associated with Hurricane Katrina damage, which together resulted in a gain of $0.1 million.

Additionally, on December 30, 2005, we sold nine other aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. See further discussion of this transaction in Note 6.

During fiscal year 2005, we received proceeds of $26.6 million primarily from the disposal of ten aircraft and certain equipment, which resulted in a net gain of $5.9 million. We also received proceeds of $15.1 million from the sale of seven aircraft and certain contracts in one of our technical services subsidiaries to FBH which resulted in a gain of $2.1 million.

Additionally, in January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar year 2005. In connection with this purchase agreement, Eurocopter found a purchaser for five of our used large aircraft. The proceeds from the sale of the five used aircraft, some surplus spares and short-term notes funded the purchase of the two new aircraft. We took delivery of both of these aircraft during fiscal year 2006. With respect to the portion funded by the trade-in of the five used aircraft, this transaction was accounted for as a non-monetary exchange of similar productive assets and as such, no gain or loss was recognized on the transaction. The two new aircraft were valued at $18.7 million each, totaling $37.4 million.

During fiscal year 2004, we received proceeds of $6.9 million primarily from the disposal of aircraft and equipment, which resulted in a net gain of $3.9 million.

In May 2003, we entered into a purchase agreement with Bell Helicopter for five new medium aircraft. The total purchase price of the five aircraft was $30.1 million. In addition, we purchased a sixth medium aircraft for $5.3 million. These aircraft were purchased to meet the contract renewal requirements of an existing customer of our unconsolidated affiliate in Mexico, and replaced older aircraft being used on the previous contract. On July 11, 2003, we sold these six aircraft, at our cost, to a newly formed limited liability company, RLR. The capital of RLR is owned 49% by us and 51% by the same principal with whom we have other jointly owned businesses operating in Mexico.

During fiscal year 2006 certain of our aircraft were reclassified as held for sale and presented within prepaid expense and other current assets on our consolidated balance sheet. The cumulative carrying value of aircraft no longer included within our property and equipment balances totaled $3.1 million and impairment charges of $0.5 million were recorded related to the reduction of the carrying values of these aircraft to their fair values. As of March 31, 2006, we had eight aircraft classified as held for sale included in prepaid expense and other current assets for $2.6 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — DEBT

Debt as of March 31, 2006 and 2005 consisted of the following (in thousands):

	March 31,
	2006	2005

6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	20,023	21,116
Hemisco Helicopters International, Inc. Note	4,380	—
Short-term advance from customer	1,400	3,400
Note to Sakhalin Aviation Services Ltd.	647	641
Sakhalin Debt	5,667	6,923
Short-term notes	3,179	—

Total debt	265,296	262,080
Less short-term borrowings and current maturities of long-term debt	(17,634)	(6,413)

Total long-term debt	$247,662	$255,667

Senior Notes — On June 20, 2003, we completed a private placement of $230.0 million 6 1/8% Senior Notes due 2013 (“Senior Notes”). These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The Senior Notes are guaranteed by certain of our U.S. subsidiaries and are redeemable at our option. A portion of the net proceeds from the issuance and sale of these notes was used to redeem all of our outstanding 7 7/8% Senior Notes due 2008 and all of our outstanding 6% Convertible Subordinated Notes due 2003. The remaining net proceeds from the private placement were used for general corporate purposes. The redemptions took place on July 29, 2003. We recorded a loss on the extinguishment of debt of $6.2 million in fiscal year 2004. Approximately $4.7 million of the loss pertains to redemption premiums and $1.5 million pertains to unamortized debt issuance costs relating to the redeemed debt. We filed a registration statement on July 18, 2003, with respect to an offer to exchange the notes for a new issue of equivalent notes registered under the Securities Act of 1933. The registration statement was declared effective on August 4, 2003 and the exchange of notes was concluded on September 4, 2003. The terms of the Senior Notes restrict our payment of cash dividends to stockholders. In accordance with the indenture to the Senior Notes, any payment or re-financing of these notes prior to June 2011 is subject to a prepayment premium.

Limited Recourse Term Loans — These two limited recourse term loans were created in connection with sale and lease transactions for the two aircraft entered into with Heliair in fiscal year 1999. The term loans are secured by both aircraft and our guarantee of the underlying lease obligations. In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition. As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on our consolidated balance sheet. The term loans provide for rates of interest payable to the bank of 7.1% and 7.2%, quarterly amortization payments totaling $0.7 million and balloon payments of $9.8 million and $9.2 million in March 2007 and July 2007, respectively. See Note 3 for a discussion of our relationship with Heliair.

Hemisco Helicopters International, Inc. — As discussed in Note 3 above, in order to improve the financial condition of Heliservicio, we and our joint venture partner, CCSA, completed a recapitalization of Heliservicio on August  19, 2005. As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CCSA, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same amounts were cancelled thereby increasing its capital. The $4.4 million note owed by us to Hemisco bears interest at 3% annually and is due on July 31, 2015.

Short-term advance from a customer — This advance represents a reimbursement for value added taxes in Kazakhstan paid by the Company, the obligation for which is currently under dispute between us and the customer and the taxing authority. The advance is non-interest bearing and will be repaid to the customer as taxes are refunded to us by the applicable governmental agency.

Note to Sakhalin Aviation Services Ltd. (“SASL”) — This note was assumed by us in connection with the acquisition of a Russian helicopter company which is further discussed in Note 2. SASL is the former owner of the purchased company, and this amount represents advances made to us by SASL. The advances are in the form of a non-interest bearing note with no specific repayment terms.

Sakhalin Debt — On July 16, 2004, we assumed various existing liabilities that were outstanding and secured against assets purchased as part of our acquisition of a business in Sakhalin, Russia. See Note 2 for further discussion of the acquisition. Two promissory notes totaling $1.4 million as of March 31, 2006 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in 2009 and 2010. The other liabilities assumed include: a finance lease on an aircraft totaling $0.7 million as of March 31, 2006, with an interest rate of 6.5% and expiring in fiscal year 2008; a finance lease on an aircraft totaling $3.0 million as of March 31, 2006, with an interest rate of 8.5% and expiring in fiscal year 2008 with a final termination payment of $2.4 million; and two loan notes on packages of spare parts totaling $0.6 million as of March 31, 2006, with interest rates at 10% to 18% expiring in fiscal year 2007.

Short-term notes — In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar year 2005. In connection with this purchase agreement, Eurocopter found a purchaser for five of our used large aircraft. Two of these aircraft were not ready for trade-in upon execution of the contract, ultimately resulting in our issuance of two short-term promissory notes to Eurocopter in August 2005 for the remaining purchase price of these aircraft. The promissory notes totaled €12.1 million ($14.6 million) in aggregate, which was due to Eurocopter in the event that the two aircraft were not provided to Eurocopter. In February 2006, the two aircraft were traded in for a value of €9.4 million ($11.4 million), leaving €2.7 million ($3.2 million) outstanding on these notes as of March 31, 2006. This amount is included in short-term borrowings and current maturities of long-term debt in our consolidated balance sheet. In April 2006, we paid the remaining balance due on these notes, thereby settling the obligation for these aircraft with Eurocopter.

U.K. Facilities — As of March 31, 2006, Bristow Aviation had a £6.0 million ($10.4 million) facility for letters of credit, of which £0.4 million ($0.7 million) was outstanding, and a £1.0 million ($1.7 million) net overdraft facility, of which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility was scheduled to expire on August 31, 2005, but has been extended to August 31, 2006. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by several helicopter mortgages and a negative pledge of Bristow Aviation’s assets.

Revolving Credit Facility — As of March 31, 2006, we had a $30 million revolving credit facility with a U.S. bank that expires on August 31, 2006. The facility is subject to a sublimit of $10.0 million for the issuance of letters of credit. We have no amounts drawn under this facility but did have $3.2 million of letters of credit utilized which reduced availability under the line as of March 31, 2006. Borrowings bear interest at a rate equal to one month LIBOR plus a spread ranging from 1.25% to 2.0%. The rate of the spread depends on a financial covenant ratio under the credit facility. Borrowings under this credit facility are unsecured and are guaranteed by certain of our U.S. subsidiaries. The agreement requires us to pay a quarterly commitment fee at an annual rate of 0.20% on the average unused portion of the line. Among other restrictions, the credit agreements and notes contain covenants

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to liens, cash flow and interest coverage (as defined in the agreements). At March 31, 2006, we were in compliance with all covenants.

RLR Note — As discussed in Note 3 above, we guaranteed 49% of the RLR Note ($15.6 million). In addition, we have given the bank a put option which the bank may exercise if the aircraft are not returned to the U.S. within 30 days of a default on the RLR Note.

New Credit Facilities — We are in the process of arranging new bank credit facilities with a group of lenders to replace the $30 million Revolving Credit Facility described above. The financing has not gone to the syndication market yet, but we have selected an agent bank to lead the syndication process and executed a commitment letter and term sheet. We intend to seek a $100 million revolving credit facility to be used primarily for borrowings and, as needed, letters of credit, and a separate letter of credit facility in the amount of $25 million (together, the “Facilities”). The Facilities are expected to be multi-year in term and secured by certain of our assets, with a pricing grid based on our senior unsecured public debt ratings. The financing is expected to close in June 2006 after filing of these fiscal year 2006 financial statements.

Surety Bond — We have provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of March 31, 2006, surety bonds with an aggregate value of 39.9 million Mexican pesos ($3.6 million) were outstanding.

Defaults Under Various Debt Agreements — As of June 30, 2005, we were in default of various financial information reporting covenants of the $30 million revolving credit facility, and had not provided similar required information to other creditors. As a result of the activities identified in the Internal Review discussed in Note 6, we were not able to provide required financial information within the required time period as specified in the covenants. We obtained a waiver of this violation through January 16, 2006 upon payment of a fee of $60,000. In January 2006, the default was cured. Also, with regard to the $230 million 6 1/8% Senior Notes, on June 16, 2005, we received notice from the trustee that we were in default of various financial reporting covenants of the Senior Notes because we did not provide the required financial reporting information within the required time frame. On August 16, 2005, we completed a consent solicitation with the holders of the Senior Notes to waive defaults under and make amendments to the indenture in consideration for which we paid an aggregate consent fee of $2.6 million. In January 2006, the default was cured.

As of June 30, 2005, we were in default of various financial information reporting covenants under the RLR Note for not providing financial information for fiscal year 2005 when due, and also for not providing similar information to other creditors. This situation resulted from the activities identified in the Internal Review discussed earlier which prevented us from filing our financial report for fiscal year 2005 on time. The bank provided waivers through January 16, 2006 in exchange for payments totaling $78,000. In January 2006, the defaults were cured.

Other Matters — Aggregate annual maturities for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31,
2007	$17,634	(1)
2008	12,576
2009	404
2010	275
2011	27
Thereafter	234,380

	$265,296

(1)	Includes short-term notes of $3.2 million and current portion of long-term debt of $14.4 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest paid in fiscal years 2006, 2005 and 2004 was $15.6 million, $15.7 million and $16.8 million, respectively. Capitalized interest was $2.4 million, $1.3 million and $1.2 million in fiscal years 2006, 2005 and 2004, respectively.

The estimated fair value of our total debt as of March 31, 2006 and 2005 was $252.6 million and $255.2 million, respectively, based on quoted market prices for the publicly listed 6 1/8% Senior Notes and the carrying value for all our other debt, which approximates fair value.

Note 6 — COMMITMENTS AND CONTINGENCIES

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016. Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5%. Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases in aggregate. Each lease has a purchase option upon expiration, an early purchase option at 60 months (December 2010), and an early termination option at 24 months (December 2007). The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate. There was a deferred gain on the sale of the aircraft in the amount of $10.8 million in aggregate. The deferred gain is being amortized as a reduction in lease expense over the 10 year lease in proportion to the rent payments. Additional collateral in the amount of $11.8 million, which consists of five aircraft and a $2.5 million letter of credit, was provided until the conclusion of the Unites States Securities and Exchange Commission (“SEC”) investigation related to the Internal Review. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.

Aircraft Purchase Contracts — We have entered into several agreements to purchase new and used aircraft which are reflected in the following table. As of March 31, 2006, we had $382.7 million remaining to be paid in connection with our aircraft purchase commitments.

	Commitments as of May 31, 2006
	Remaining to be Delivered
	Fiscal Year Ending March 31,
	2007	2008	2009	2010-2013	Total

Number of aircraft:(1)
New:
Small	3	—	—	—	3
Medium	17	11	3	12	43
Large	7	—	—	—	7

	27	11	3	12	53

Related expenditures (in thousands)	$240,805	$66,843	$23,244	$88,513	$419,405

(1)	We also have options to purchase 24 additional medium and 13 additional large aircraft. As of March 31, 2006, the options with respect to six of the aircraft are now subject to availability.

On May 19, 2006, we entered into an agreement to purchase two large aircraft for approximately $36.7 million, deliverable in early calendar year 2007. The agreement provides us with the option to purchase up to thirteen additional large aircraft. Of these options, five relate to aircraft deliverable in the second quarter of fiscal year 2008, and the remaining eight relate to aircraft deliverable in calendar year 2008. We have also made an arrangement with the manufacturer pursuant to which we may delay our existing purchase commitments for up to $100 million of medium aircraft upon the exercise of the first option.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an agreement to purchase three large aircraft to be utilized and owned by Norsk, the Company, Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of these three aircraft. One was delivered fiscal year 2006 and the remaining two are expected to be delivered in fiscal year 2007. The one aircraft that we are purchasing is reflected in the table above.

Operating Leases — We have noncancelable operating leases in connection with the lease of certain equipment, land and facilities, including the lease with a subsidiary of General Electric Capital Corporation discussed above. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $12.1 million in fiscal year 2006, $9.8 million in fiscal year 2005, and $7.3 million in fiscal year 2004. As of March 31, 2006, aggregate future payments under noncancelable operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal year ending March 31, 2007	$9,665
2008	8,941
2009	8,193
2010	7,976
2011	8,215
Thereafter	41,333

$84,323

Collective Bargaining Agreement — We employ approximately 300 pilots in our North America operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include a wage increase for the pilot group and improvements to several other benefit plans. We do not believe that these increases will place us at a competitive, financial or operational disadvantage.

We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. We do not expect these benefit increases to have a material impact on our results of operations.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and will become more competitive if oil and gas industry activity levels increase. In addition, some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. military reserves and have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, as a result of the disclosure and remediation of activities identified in the Internal Review, we may have difficulty attracting and retaining qualified personnel, and we may incur increased expenses.

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the United States unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the United States and an operating certificate may be granted only to a citizen of the United States. For purposes of these requirements, a corporation is deemed to be a citizen of the United States only if, among other things, at least 75% of its voting interests are owned or controlled by United States citizens. If persons other than United States citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose our ability to operate within the United States. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Our

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2006, approximately 1,404,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 6.0% of our total outstanding common shares as of March 31, 2006. Because a substantial portion of our Common Stock is publicly traded, our foreign ownership may fluctuate on each trading day.

Internal Review — In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our Annual Report on Form 10-K for the year ended March 31, 2005 reflected our restated financial statements.

The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.

The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in these fiscal year 2006 financial statements. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee is completing certain work, and may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.

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

We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct (our new code of business conduct entitled “Code of Business Integrity” is available on our website, http://www.bristowgroup.com), and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hiring new key members of senior and financial management, including persons with appropriate technical accounting expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design. Our compliance program has also begun full operation, and clear corporate policies have been established and communicated to our relevant personnel related to employee expenses, delegation of authority, revenue recognition and customer billings.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in some, but not all, of the jurisdictions in which the relevant activities took place. We are in the process of gathering and analyzing additional information related to these matters, and expect to disclose the Audit Committee’s conclusions to regulatory authorities in other jurisdictions once this process has been completed. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of March 31, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $115.9 million and $8.1 million, respectively.

We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we are likely to encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of these fiscal year 2006 financial statements) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our historical consolidated financial statements, including those for the quarterly periods in fiscal year 2005. Such restatement was reflected in our fiscal year 2005 Annual Report. As of March 31, 2006, we have accrued an aggregate of $20.1 million for the taxes, penalties and interest attributable to underreported employee payroll. Operating income for fiscal years 2006, 2005 and 2004 includes $4.3 million, $3.8 million and $4.2 million, respectively, attributable to this accrual. At this time, we cannot estimate what additional payments, fines, penalties and/or litigation, and related expenses may be required in connection with the matters identified as a result of the Internal Review, the SEC investigation, and/or any other related regulatory investigation that may be instituted or third-party litigation; however, such payments, fines, penalties and/or expenses could have a material adverse effect on our business, financial condition and results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in these fiscal year 2006 financial statements will not change or require further amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in the fiscal year 2005 Annual Report and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal year 2005, we incurred approximately $2.2 million in legal and other professional costs in connection with the Internal Review. During fiscal year 2006, we incurred an additional $10.5 million in legal and other professional costs related to the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we are likely to encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through these agents may be significantly impacted.

We have commenced actions to disclose activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with us. One of such customers already has commenced its own investigation. Among other things, we have been advised that such customer intends to exercise its rights to audit a specific contract, as well as to review its other relations with us. Although we have no indication as to what the final outcome of the audit and review will be, it is possible that such customer may seek to cancel one or more existing contracts if it believes that they were improperly obtained or that we breached any of their terms. Since our customers in Nigeria are affiliates of major international petroleum companies with whom we do business throughout the world, any actions which are taken by certain customers could have a material adverse effect on our business, financial position and results of operations, and these customers may preclude us from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude us from bidding on contracts to provide services in the countries where improper activities took place.

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

In a South American country, where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, or to export our aircraft from that country. As discussed in Note 3, we believe that it is unlikely that we will recover the value of our investment in the joint venture and therefore, we recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005, we derived approximately $8.0 million and $10.2 million, respectively, of leasing and other revenues from this joint venture, of which $4.0 million and $3.2 million, respectively, was paid by us to a third party

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the use of the aircraft. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture.

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

Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking will result in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent as our increased costs, our operating income will decrease.

In addition, we face legal actions relating to the remedial actions which we have taken as a result of the Internal Review, and may face further legal action of this type in the future. In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria. The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million. We have responded to this claim and are continuing to investigate this matter.

Document Subpoena from U.S. Department of Justice — On June 15, 2005, we issued a press release stating that one of our subsidiaries had received a document subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”). Contemporaneously, similar subpoenas were served on two of our former executive officers. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We are continuing to investigate this matter and are providing the information that the DOJ has requested from us in the investigation. The outcome of the DOJ investigation and any related legal and administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies, and/or the payment of damages in civil litigation. In connection with this matter, we have incurred $2.6 million in legal and other professional fees for fiscal year 2006. It is not possible to predict accurately at this time when the government investigation will be completed. Based on current information, we cannot predict the outcome of such investigation or what, if any, actions may be taken by the DOJ or other U.S. agencies or authorities or the effect that they may have on us.

Environmental Contingencies — The United States Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California in 2003. We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989. Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001. The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but we have not received this settlement proposal. Although we have not obtained a formal release of liability from

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Flight Accidents — On August 18, 2005, one of our helicopters operating in the U.S. Gulf of Mexico was involved in an accident that resulted in two fatalities. The cause of the accident is still under investigation by us and the National Transportation Safety Board. Our liability in connection with this accident is not likely to have a material adverse effect on our business or financial condition. On May 5, 2006, another one of our helicopters operating in the U.S. Gulf of Mexico was involved in an accident. This accident resulted in no fatalities, and the aircraft has been recovered.

Hurricanes Katrina and Rita — As a result of Hurricanes Katrina and Rita, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, Hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and Hurricane Rita severely damaged the Creole, Louisiana, base and flooded the Intracoastal City, Louisiana, base. Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we believe that it is probable that we will receive a total of $2.8 million in insurance recoveries ($1.3 million has been received thus far). Therefore, we recorded a $0.2 million net gain ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) during fiscal year 2006 related to property damage to these facilities. We reopened our Intracoastal City, Louisiana, base in December 2005, our Venice, Louisiana, base in March 2006 and our Creole, Louisiana, base in April 2006.

Aircraft Repurchase Commitments — During November 2002, we sold assets related to our activities in Italy. As a result of the sale, we recognized a pre-tax loss on the disposal of these assets during fiscal year 2003 of $1.3 million. The loss represented the excess of the net book value of the assets over the sales proceeds, plus the accrual of certain future obligations totaling $0.9 million. In connection with the initial sale, we also agreed to acquire ownership of three aircraft used in the Italy operations and currently leased from unrelated third parties at future dates, and transfer ownership to the buyer. As part of this arrangement, we agreed to exercise our purchase option at the conclusion of each lease and to sell these aircraft to the buyer for an aggregate sales price of €8.8 million ($11.4 million). During fiscal year 2005, leases with one of the third parties were terminated and the sale to the buyer closed on two of these aircraft, resulting in the recognition of a $2.3 million gain. We have exercised the purchase option on the remaining aircraft and expect the sale to be completed in July 2006, resulting in a gain of approximately $2.2 million.

Guarantees — We have guaranteed the repayment of up to £10 million ($17.4 million) of the debt of FBS and $13.1 million of the debt of RLR, both unconsolidated affiliates. See discussion of these commitments in Note 3. As of March 31, 2006, we have recorded a liability of $0.8 million representing the fair value of the RLR guarantee, which is reflected in our consolidated balance sheet in other liabilities and deferred credits. Additionally, as discussed in Note 5, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of March 31, 2006, surety bonds with an aggregate value of 39.9 million Mexican pesos ($3.6 million) were outstanding.

The following table summarizes our commitments under these guarantees:

Amount of Commitment Expiration Per Period
	Less Than	1-3	4-5	After
Total	1 year	Years	Years	5 Years
(In thousands)

$34,118	$3,646	$13,079	$17,393	$—

Other Matters — We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — RESTRUCTURING CHARGES

In October 2003, we announced that our U.K. affiliate, Bristow Aviation, had begun a restructuring of its U.K. based operations. The restructuring was designed to reduce costs and promote operational efficiencies that would enable us to remain competitive in the North Sea offshore helicopter market.

As part of the restructuring program, Bristow Aviation reduced staffing levels by approximately 100 positions, or 11% of its U.K. workforce, over a twelve-month period that ended on December 31, 2004. For fiscal year 2005, Bristow Aviation incurred approximately $0.6 million in severance costs that are included in general and administrative expense in the accompanying consolidated statement of income and are allocated to Corporate. No such costs were incurred during fiscal year 2006. Bristow Aviation has incurred to date approximately $4.0 million in severance costs and approximately $0.6 million in other restructuring costs.

In November 2004, we sold certain contracts held by a technical services subsidiary of ours to FBH. The remaining operations of the subsidiary were downsized by ceasing to perform certain services for third-parties that had generated poor financial results for the previous two years. As a result of the downsizing, we reduced staffing levels by an additional 80 positions in our EH Centralized Operations business unit over a nine-month period ending on December 31, 2004. For fiscal years 2006 and 2005, we incurred approximately $0.3 million and $2.8 million, respectively, in severance costs. Approximately $2.6 million and $0.5 million of costs incurred to date are included in Direct Cost and General and Administrative expense, respectively, in the consolidated statement of income and have been allocated to the Helicopter Services segment, specifically to our EH Centralized Operations business unit.

Note 8 — TAXES

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Foreign tax credits	$39,010	$47,317
Accrued pension liability	74,445	86,156
Maintenance and repair	7,694	8,483
Deferred revenues	3,990	—
Other	11,952	15,313
Valuation allowance	(13,380)	(14,252)

Total deferred tax assets	123,711	143,017

Deferred tax liabilities:
Property and equipment	(153,859)	(173,697)
Inventories	(10,559)	(11,333)
Prepaid pension costs	(20,289)	(18,661)
Investments in unconsolidated affiliates	(10,367)	(9,613)
Other	(1,943)	(715)

Total deferred tax liabilities	(197,017)	(214,019)

Net deferred tax liabilities	$(73,306)	$(71,002)

Certain of the above components have changed due to fluctuations in foreign currency exchange rates.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years. As of March 31, 2006 and 2005, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of its excess foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

A portion of the above foreign tax credit asset represents the expected U.S. foreign tax credit that would result from the recognition of foreign deferred tax liabilities. As such, the credit may not be claimed on the U.S. income tax return until such time that the related foreign deferred tax liabilities become current. As of March 31, 2006 and 2005, $22.5 million and $19.2 million, respectively, of the above foreign deferred tax asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

As of March 31, 2006, our U.S. foreign tax credit carryovers generated by fiscal year and the related expiration dates of those credits if they were to expire unutilized are as follows:

Fiscal Year Generated	Amount of Carryover	Expiration Date
	(In thousands)

2003	$8,207	March 31, 2013
2004	5,298	March 31, 2014

Total carryover to fiscal year 2007	$13,505

The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2006, 2005 and 2004 are as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Domestic	$9,424	$20,375	$11,549
Foreign	65,211	53,230	59,060

Total	$74,635	$73,605	$70,609

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes for fiscal years 2006, 2005 and 2004 consisted of the following:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Current:
Domestic	$2,966	$3,634	$(2,467)
Foreign	12,225	16,361	9,526

	15,191	19,995	7,059

Deferred:
Domestic	(1,328)	12,710	8,512
Foreign	3,616	(10,870)	4,112

	2,288	1,840	12,624

Increase (decrease) in valuation allowance	(872)	—	(281)

Total	$16,607	$21,835	$19,402

The reconciliation of U.S. Federal statutory and effective income tax rates is shown below:

	Fiscal Year Ended March 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Foreign earnings taxed at rates other than the U.S. rate	5.1%	3.3%	(0.2)%
Foreign earnings permanently reinvested abroad	(22.7)%	(8.8)%	(5.2)%
Foreign earnings repatriated at reduced U.S. rate	5.3%	—%	—%
Change in valuation allowance	(1.2)%	0.0%	(0.4)%
State taxes provided	1.7%	0.4%	0.2%
Other, net	(0.9)%	(0.2)%	(1.9)%

Effective tax rate	22.3%	29.7%	27.5%

The U.S. Internal Revenue Service has examined our U.S. Federal income tax returns for all years through 1996. All tax years through 2002 have been closed, either through settlement or expiration of the statute of limitations.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. We believe that the settlement of any such amounts would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2006, 2005 and 2004, we reversed $11.4 million, $3.7 million and $3.5 million, respectively, of reserves for tax contingencies as a result of the expiration of the related statutes of limitations.

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $35.1 million, $59.0 million and $53.9 million at March 31, 2006, 2005 and 2004, respectively. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Therefore, no accrual of income tax has been made for fiscal year 2006 related to these permanently reinvested earnings as there was no plan in place to

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant.

The Jobs Act, enacted in October 2004, included a provision creating a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85% deduction for certain dividends paid by controlled foreign corporations of U.S. corporations. The deduction is subject to a number of limitations and requirements, one of which is to adopt a DRIP to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Jobs Act. The favorable U.S. tax treatment of repatriations under the Jobs Act applies to qualifying distributions that we received through March 31, 2006. In September 2005, our senior management approved a DRIP, as required by the Jobs Act, documenting our plan to repatriate up to a maximum of $75 million of previously unremitted foreign earnings from our foreign subsidiaries. Our Board of Directors subsequently approved the plan in November 2005. Through March 31, 2006, we received distributions intended to qualify under the Jobs Act totaling $46.1 million from one of our foreign subsidiaries. After consideration of the 85% dividends received deduction, $11.4 million of the distribution is taxable in the U.S. resulting in a current tax liability of $4.0 million, which has been reflected in our tax position for fiscal year 2006.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce our effective income tax rate. The tax benefit for fiscal years 2006, 2005 and 2004 totaled approximately $0.3 million, $2.9 million and $0.3 million, respectively.

Income taxes paid during fiscal years 2006, 2005 and 2004 were $31.3 million, $21.6 million and $20.0 million, respectively.

Note 9 — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans — We currently have three qualified defined contribution plans, which cover substantially all employees other than Bristow Aviation employees.

The Offshore Logistics, Inc. Employee Savings and Retirement Plan (“OLG Plan”) covers Corporate and Air Logistics or “AirLog” employees. Under the OLG Plan, we match each participant’s contributions up to 3% of the employee’s compensation. In addition, under the OLG Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.

The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible Grasso Production Management, Inc. employees. We match each participant’s contributions up to 3% of the employee’s compensation, plus a 50% match of contributions up to an additional 2% of compensation.

The Turbo Engines, Inc., formerly Pueblo Airmotive, Inc., 401(k) Plan covers Turbo Engines, Inc. employees. We match each participant’s contributions up to 3% of the employee’s compensation.

Bristow Helicopters (a wholly-owned subsidiary of Bristow Aviation) has a defined benefit pension plan, which covered all full-time employees of Bristow Aviation employed on or before December 31, 1997. The plan is closed to future accrual and any deficits are funded by contributions partly from employees and partly from Bristow Helicopters. Members of the plan contribute up to 11.5% of pensionable salary (as defined in the plan) and can pay additional voluntary contributions to provide additional benefits. The benefits are based on the employee’s annualized average last three years’ pensionable salaries. Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the United Kingdom. This plan limits the rate of annual increases in pensionable salary to the lesser of (a) annual increases in a retail price index or (b) 5%.

In February 2004, Bristow Aviation amended the defined benefit pension plan. The amendment, effective February 1, 2004, essentially removed the defined benefit feature for a participant’s future services and replaced it with a defined contribution arrangement. This change to the plan constituted a “curtailment” of benefits and, accordingly, all previously deferred service gains related to prior plan amendments were recognized in the statement of income and totaled £11.9 million ($21.7 million) in fiscal year 2004.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the new defined contribution feature, Bristow Helicopters will contribute 5% of a participant’s non-variable salary to a defined contribution section of the plan up until December 31, 2004. The participant is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. Beginning in January 2005, Bristow Helicopters’ contribution increased to a maximum of 7% of a participant’s non-variable salary, and in April 2006, the maximum employer contribution into the scheme was increased to 7.35% for pilots.

Our contributions to the five defined contribution plans were $7.2 million, $6.3 million and $19.8 million for fiscal years 2006, 2005 and 2004, respectively.

The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets, set forth the defined benefit retirement plan’s funded status and provide a detail of the components of net periodic pension cost calculated. The measurement date adopted is March 31. For the purposes of amortizing gains and losses, the 10% corridor approach has been adopted and assets are taken at fair market value. Following the cessation of the defined benefit accruals for retirement pensions effective February 1, 2004, any such gains or losses are amortized over the average remaining life expectancy of the plan members.

	Fiscal Year Ended
	March 31,
	2006	2005

Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$422,169	$381,657
Service cost	280	288
Interest cost	21,326	20,721
Prior service costs	—	340
Actuarial loss	36,294	25,933
Benefit payments and expenses	(16,466)	(17,569)
Effect of exchange rate changes	(34,518)	10,799

Projected benefit obligation (PBO) at end of period	$429,085	$422,169

Change in plan assets:
Market value of assets at beginning of period	$300,713	$277,686
Actual return on assets	61,220	27,786
Employer contributions	9,539	5,101
Benefit payments and expenses	(16,466)	(17,569)
Effect of exchange rate changes	(25,235)	7,709

Market value of assets at end of period	$329,771	$300,713

Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$429,085	$422,169

Projected benefit obligation (PBO)	$429,085	$422,169
Fair value of assets	(329,771)	(300,713)

PBO in excess of assets	99,314	121,456
Unrecognized actuarial losses	(136,521)	(157,999)

Prepaid pension cost	(37,207)	(36,543)
Adjustment to recognize minimum liability	136,521	157,999

Net recognized pension liability	$99,314	$121,456

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Components of net periodic pension cost:
Service cost for benefits earned during the period	$280	$288	$5,251
Interest cost on PBO	21,326	20,721	17,781
Expected return on assets	(19,401)	(19,243)	(16,028)
Prior service costs	—	340	—
Amortization of unrecognized plan amendment effects	—	—	(1,827)
Amortization of unrecognized experience losses	3,649	3,403	9,221

Subtotal	5,854	5,509	14,398
Curtailment gain	—	—	(21,665)

Net periodic pension (benefit) cost	$5,854	$5,509	$(7,267)

Actuarial assumptions used to develop these components were as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004

Discount rate	4.95%	5.45%	5.50%
Expected long-term rate of return on assets	6.90%	7.00%	7.25%
Rate of compensation increase	2.70%	2.70%	2.25%

The expected rate of return assumptions have been determined following consultation with our actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.

Under U.K. legislation, it is the Trustees who are responsible for the investment strategy of the two plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Trustees of the Bristow Staff Pension Scheme have the following three stated primary objectives when determining investment strategy:

(i) to ensure that sufficient assets are available to pay out members’ benefits as and when they arise;

(ii) to ensure that, should the Scheme be discontinued at any point in time, there would be sufficient assets to meet the discontinued liabilities (on actuarial advice) at the cost of securing benefits for pensioners with an insurance company, and provide deferred members with the cash equivalent of their deferred benefits; and

(iii) to ensure that the Scheme maintains the minimum level of funding known as the Minimum Funding Requirement (the MFR) as required by The Pensions Act 1995.

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

In determining the overall investment strategy for the plans, the Trustees undertake regular asset and liability modeling (“ALM”) with the assistance of their U.K. actuary. The ALM looks at a number of different investment

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scenarios and projects both a range and a best estimate of likely return from each one. Based on these analyses, and following consultation with us, the Trustees determine the benchmark allocation for the plans’ assets.

The market value of the plan assets as of March 31, 2006 and 2005 was allocated between asset classes as follows. Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

	Target	Actual Allocation as of March 31,
Asset Category	Allocation	2006	2005

Equity securities	63.3%	66.6%	63.0%
Debt securities	36.7%	33.3%	36.6%
Other assets	0.0%	0.1%	0.4%

Total	100.0%	100.0%	100.0%

Estimated future benefit payments over each of the next five fiscal years from March 31, 2006 and in aggregate for the following five fiscal years after fiscal year 2011, including life assurance premiums, are as follows:

Projected Benefit Payments by the Plan for Fiscal Years Ending March 31,	Payments
(In thousands)

2007	$15,480
2008	15,828
2009	16,697
2010	17,393
2011	18,611
Aggregate 2012 — 2016	101,227

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. The current best estimate of our cash contributions to the plans for the year ending March 31, 2007 is $9.9 million.

In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes. In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes. Based on this statement, it is possible that we will see an increase in the required level of our contributions in future periods. We are not currently able to estimate what this increased level of funding will be and what impact it will have on our financial position in future periods.

Incentive and Stock Option Plans — Under the 1994 Long-Term Management Incentive Plan, as amended (“1994 Plan”), a maximum of 2,900,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees.

Awards granted under the 1994 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Incentive stock option prices cannot be less than the fair market value of the Common Stock at the date of grant. Non-qualified stock option prices cannot be less than 50% of the fair market value of the Common Stock at the date of grant. Stock option prices are determined by our Board of Directors. This plan expired in 2005 and is in effect only for options outstanding as of March 31, 2005.

Under the 2004 Stock Incentive Plan (“2004 Plan”), a maximum of 1,000,000 shares of Common Stock, or cash equivalents of Common Stock, were provided for awards to officers and key employees. Awards granted under the 2004 Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units,

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant. Stock option and Free-Standing Stock Appreciation Right prices cannot be less than the fair market value of the Common Stock at the date of grant.

The 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended, (“1991 Director Plan”) provides for a maximum of 200,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who meets certain attendance criteria is automatically granted an option to purchase 2,000 shares of our Common Stock. The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and have an indefinite term. This plan expired in 2003 and is in effect only for options outstanding at March 31, 2004.

The 2003 Non-qualified Stock Option Plan for Non-employee Directors (“2003 Director Plan”) provides for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who meets certain attendance criteria is automatically granted an option to purchase 5,000 shares of our Common Stock. The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

Under our stock option plans there are 1,666,548 shares of Common Stock reserved for issuance as of March 31, 2006, of which 852,785 shares are available for future grants.

A summary of our stock options as of March 31, 2006, 2005 and 2004 and changes during the periods ended on those dates is presented below:

	Weighted Average	Number
	Exercise Price	of Shares

Balance as of March 31, 2003	$17.39	904,800
Granted	20.97	351,500
Exercised	17.33	(120,300)
Expired or cancelled	19.58	(24,000)

Balance as of March 31, 2004	18.48	1,112,000
Granted	26.25	409,500
Exercised	18.14	(683,487)
Expired or cancelled	19.82	(6,500)

Balance as of March 31, 2005	22.59	831,513
Granted	30.87	192,015
Exercised	19.35	(70,765)
Expired or cancelled	21.39	(139,000)

Balance as of March 31, 2006	24.90	813,763

As of March 31, 2006, 2005 and 2004, the number of options exercisable under the stock option plans was 407,723, 358,901 and 672,833, respectively, and the weighted average exercise price of those options was $23.03, $20.30 and $17.42, respectively. Stock options granted to employees under the 1994 and 2004 Plans during fiscal years 2006, 2005 and 2004 vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant. Stock options granted to non-employee directors under the 1991 and 2003 Directors Plans vest after six months.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Wgtd. Avg.	Wgtd. Avg.		Wgtd. Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contr. Life	Price	Exercisable	Price

$ 7.38 - $19.76	179,934	5.34	$17.26	179,934	$17.26
$21.15 - $29.82	465,229	8.34	24.81	118,123	22.16
$30.25 - $36.61	168,600	9.06	33.30	109,666	33.42

	813,763	7.83	24.90	407,723	23.03

A summary of our restricted stock units as of March 31, 2006 and 2005 and changes during the periods ended on those dates is presented below:

	Weighted Average	Number of
	Initial Market Value	Shares

Balance as of March 31, 2004	$—	—
Granted	27.71	25,000
Forfeited	—	—

Balance as of March 31, 2005	27.71	25,000
Granted	29.71	180,300
Forfeited	33.72	(7,100)

Balance as of March 31, 2006	29.32	198,200

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

We record compensation expense for the restricted stock units based on an estimate of the expected vesting, which is reassessed quarterly. Changes in such estimates may cause the amount of expense recognized each period to fluctuate. We recognized $0.6 million in employee stock-based compensation expense related to restricted stock units during fiscal year 2006.

Other Compensation Plans — The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance. Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of restricted stock in accordance with the terms of the 1994 Plan. The bonuses related to this plan were $3.9 million, $2.7 million and $2.1 million for fiscal years 2006, 2005 and 2004, respectively. There were no shares of restricted stock outstanding as of March 31, 2006 related to the Annual Plan.

In January 2004, we instituted a new non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2006, the amount held in trust was $1.3 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the fiscal year. Diluted earnings per common share for fiscal year 2004 were determined on the assumption that the Convertible Subordinated Notes were converted on April 1, 2003. Diluted earnings per share for fiscal years 2006 and 2005, respectively, excluded 100,235 and 45,712 stock options at a weighted average exercise price of $33.70 and $33.47, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Fiscal Year Ended March 31,
	2006	2005	2004

Net income (in thousands):
Income available to common stockholders-basic	$57,809	$51,560	$49,825
Interest and redemption premium on convertible debt, net of taxes	—	—	1,809

Income available to common stockholders-diluted	$57,809	$51,560	$51,634

Shares:
Weighted average number of common shares outstanding-basic	23,341,315	23,040,565	22,545,183
Net effect of dilutive stock options and restricted stock units based on treasury stock method	262,877	340,003	174,423
Assumed conversion of convertible debt	—	—	1,293,045

Weighted average of common shares outstanding- diluted	23,604,192	23,380,568	24,012,651

Basic earnings per share	$2.48	$2.24	$2.21
Diluted earnings per share	$2.45	$2.21	$2.15

We adopted a stockholder rights plan on February 9, 1996, as amended on May 6, 1997 and on January 10, 2003, designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, we declared a dividend of one right (“Right”) on each share of our Common Stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00. Each Right entitles its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of ten percent or more of our Common Stock (except that certain institutional investors may hold up to 12.5%). The dividend distribution was made on February 29, 1996 to stockholders of record on that date. In February 2006, the stockholder rights plan was amended to extend the expiration date of the Rights from February 28, 2006 to February 28, 2009.

The total number of authorized shares of Common Stock reserved as of March 31, 2006 was 4,000,239. These shares are reserved in connection with our stock-based compensation plans, the Rights discussed above, and in conjunction with prior acquisitions.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — SEGMENT INFORMATION

We operate principally in two business segments: Helicopter Services and Production Management Services. Beginning in fiscal year 2006, we conduct the operations of our Helicopter Services segment through seven business units: North America, South and Central America, Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations.

Our EH Centralized Operations business unit is comprised of a helicopter leasing subsidiary, our technical services business and other non-flight services business in the Eastern Hemisphere and corporate level expenses for our Eastern Hemisphere businesses not allocated to any other business unit. These operations are not included within any other business unit as they are managed centrally by our Eastern Hemisphere management separate and apart from these other operations. Previously, we conducted these operations through four business units: North America, North Sea, International and Technical Services.

We provide Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name.

The change in business units reflects changes made in fiscal year 2006 by our President and Chief Executive Officer (Bristow Group’s chief decision maker) and other senior management to the way they manage and evaluate our results of operations. Our management determined that in addition to evaluating our results of operations based on the nature of our operations, they would also manage and evaluate our results of operations based on the geographic location of our operations and the location of the management teams responsible for those operations. Accordingly, we have modified our segment disclosure to reflect the change in business units.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents reportable segment information for the fiscal years ended March 31, 2006, 2005 and 2004, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Segment gross revenue from external customers:
Helicopter Services:
North America	$202,415	$156,224	$152,988
South and Central America	42,869	52,597	51,665
Europe	239,397	221,261	207,229
West Africa	107,411	94,429	77,188
Southeast Asia	61,168	53,024	43,326
Other International	33,934	21,244	10,662
EH Centralized Operations	12,960	14,268	22,664

Total Helicopter Services	700,154	613,047	565,722
Production Management Services	68,093	58,915	49,750
Corporate	693	1,684	1,529

Total segment gross revenue	$768,940	$673,646	$617,001

Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$26,169	$22,795	$19,150
South and Central America	1,685	1,102	915
Europe	3,544	2,437	4,270
West Africa	—	3	17
Southeast Asia	—	—	3
Other International	1,405	100	159
EH Centralized Operations	41,973	41,901	49,513

Total Helicopter Services	74,776	68,338	74,027
Production Management Services	77	67	65

Total intersegment and intrasegment gross revenue	$74,853	$68,405	$74,092

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$228,584	$179,019	$172,138
South and Central America	44,554	53,699	52,580
Europe	242,941	223,698	211,499
West Africa	107,411	94,432	77,205
Southeast Asia	61,168	53,024	43,329
Other International	35,339	21,344	10,821
EH Centralized Operations	54,933	56,169	72,177
Intrasegment eliminations	(65,876)	(60,567)	(67,284)

Total Helicopter Services(1)	709,054	620,818	572,465
Production Management Services(2)	68,170	58,982	49,815
Corporate	693	1,684	1,529
Intersegment eliminations	(8,977)	(7,838)	(6,808)

Total consolidated gross revenue	$768,940	$673,646	$617,001

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$37,863	$25,977	$28,423
South and Central America	5,042	12,083	12,975
Europe	30,630	29,374	17,309
West Africa	5,632	5,891	1,101
Southeast Asia	4,800	4,002	2,386
Other International	7,549	2,879	1,724
EH Centralized Operations	437	(4,441)	2,324
Curtailment gain allocated to Helicopter Services(3)	—	—	20,365

Total Helicopter Services	91,953	75,765	86,607
Production Management Services	5,327	3,907	2,514
Gain on disposal of assets	102	8,039	3,943
Corporate	(23,587)	(10,103)	(5,639)
Curtailment gain allocated to Corporate(3)	—	—	1,300

Total consolidated operating income	$73,795	$77,608	$88,725

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Capital expenditures:(4)
Helicopter Services:
North America	$109,826	$52,273	$57,451
South and Central America	36	65	171
Europe	—	—	—
West Africa	2,062	389	110
Southeast Asia	1,338	355	40
Other International	1,034	—	—
EH Centralized Operations	39,339	36,669	9,638

Total Helicopter Services	153,635	89,751	67,410
Production Management Services	107	168	436
Corporate	520	104	9

Total capital expenditures	$154,262	$90,023	$67,855

Depreciation and amortization:(4)
Helicopter Services:
North America	$16,899	$14,953	$12,693
South and Central America	2,064	2,110	2,516
Europe	497	507	505
West Africa	1,707	1,132	1,114
Southeast Asia	341	294	231
Other International	1,936	1,478	666
EH Centralized Operations	18,521	19,917	21,453

Total Helicopter Services	41,965	40,391	39,178
Production Management Services	196	194	166
Corporate	95	108	199

Total depreciation and amortization	$42,256	$40,693	$39,543

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2006	2005
	(In thousands)

Identifiable assets:(4)
North America	$415,045	$432,592
South and Central America	10,042	6,133
Europe	31,515	36,480
West Africa	8,918	6,046
Southeast Asia	13,657	13,346
Other International	28,125	27,140
EH Centralized Operations	520,524	531,065

Total Helicopter Services	1,027,826	1,052,802
Production Management Services	34,013	31,918
Corporate	114,574	64,856

Total identifiable assets	$1,176,413	$1,149,576

(1)	Includes reimbursable revenue of $62.9 million, $53.6 million and $52.2 million for fiscal years 2006, 2005 and 2004, respectively.

(2)	Includes reimbursable revenue of $17.3 million, $11.1 million and $6.7 million for fiscal years 2006, 2005, and 2004, respectively.

(3)	See discussion of the curtailment in Note 9.

(4)	Information presented herein for our business units related to capital expenditures, depreciation and amortization and identifiable assets is based on the business unit that owns the underlying assets. A significant portion of these assets are leased from our EH Centralized Operations business unit to other business units. Our operating revenue and operating expenses associated with the operations of those assets is reflected in the results for the business unit that operates the asset and the intercompany lease revenue and expense eliminates in consolidation.

We attribute revenue to various countries based on the location where Helicopter Services or Production Management Services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end. Entity-wide information by geographic area is as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(In thousands)

Gross revenue:
United States	$207,655	$216,255	$203,728
United Kingdom	265,408	223,075	211,468
Nigeria	101,388	94,215	76,683
Australia	50,654	43,143	32,072
Mexico	8,135	24,264	25,611
Other countries	135,700	72,694	67,439

	$768,940	$673,646	$617,001

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2006	2005
	(In thousands)
Long-lived assets:
United States	$148,128	$179,835
United Kingdom	142,786	164,787
Nigeria	119,640	77,537
Australia	28,052	31,892
Mexico	25,135	31,166
Other countries	152,173	123,845

	$615,914	$609,062

Goodwill related to Production Management Services was $13.9 million as of March 31, 2006 and 2005. Goodwill related to Helicopter Services was $12.9 million and $12.8 million as of March 31, 2006 and 2005, respectively. See a further breakout of goodwill by business unit in Note 1.

During fiscal years 2006, 2005 and 2004, we conducted operations in over 12 foreign countries as well as in the United States and the United Kingdom. Due to the nature of our principal assets, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2006, 2005 and 2004, the aggregate activities of one international oil company customer accounted for 10%, 11% and 11%, respectively, of consolidated gross revenue. During fiscal year 2006, our top ten customers accounted for 50% of our gross revenue.

Note 12 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30	September 30	December 31(1)(2)(3)	March 31(1)(2)(3)
	(In thousands, except per share amounts)
2006
Gross revenue	$180,937	$194,405	$192,267	$201,331
Operating income	15,045	22,095	17,732	18,923
Net income	11,972	14,632	13,400	17,805
Basic earnings per share	0.51	0.63	0.57	0.76
Diluted earnings per share	0.51	0.62	0.57	0.75
2005
Gross revenue	$160,401	$170,627	$172,167	$170,451
Operating income	19,351	25,152	19,216	13,889
Net income	11,587	16,651	10,108	13,214
Basic earnings per share	0.51	0.73	0.43	0.57
Diluted earnings per share	0.51	0.71	0.43	0.56

(1)	Our overall effective tax rate for the year-to-date period declined from 32.9% through the fiscal quarter ended December 31, 2004 to 29.7% through the fiscal quarter ended March 31, 2005 as a result of reversals of reserves for income taxes during the fiscal quarter ended March 31, 2005. This decrease in tax rate resulted in a corresponding increase in net income during the fiscal quarter ended March 31, 2005.

(2)	Net income for the fourth quarters of fiscal years 2006 and 2005 includes dividend income received from an unconsolidated affiliate of $2.5 million.

(3)	Net income for the fiscal quarters ended June 30, September 30 and December 31, 2005, and March 31, 2006 included $2.8 million, $0.2 million, $2.3 million and $0.1 million, respectively, of foreign currency transaction gains. Net income for the fiscal quarters ended June 30, September 30 and December 31, 2004, and March 31, 2005 included $0.1 million, $0.3 million, $(2.6) million, and $0.9 million, respectively, of foreign currency transaction gains (losses).

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of our $230 million 6 1/8% Senior Notes due 2013, certain of our wholly-owned subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for Bristow Group Inc.’s other subsidiaries (the “Non-Guarantor Subsidiaries”). On March 31, 2004, Airlog International Ltd., one of Bristow Group Inc.’s wholly-owned subsidiaries exceeded the threshold for the determination of a significant subsidiary as defined in the $230 million 6 1/8% Senior Note indenture. Therefore, this subsidiary executed a Supplemental Indenture and its financial information is reflected in Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet as of March 31, 2006 and 2005, and the Supplemental Condensed Consolidating Statement of Income and Supplemental Condensed Consolidating Statement of Cash Flows for the fiscal years ended March 31, 2006 and 2005. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

The allocation of the consolidated income tax provision was made using the with and without allocation method.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue:
Gross revenue	$692	$295,582	$472,666	$—	$768,940
Intercompany revenue	—	8,263	8,831	(17,094)	—

	692	303,845	481,497	(17,094)	768,940

Operating expense:
Direct cost	16	222,780	368,247	—	591,043
Intercompany expenses	—	8,831	7,823	(16,654)	—
Depreciation and amortization	95	17,755	24,406	—	42,256
General and administrative	24,168	15,027	23,193	(440)	61,948
Loss (gain) on disposal of assets	4	(588)	482	—	(102)

	24,283	263,805	424,151	(17,094)	695,145

Operating income (loss)	(23,591)	40,040	57,346	—	73,795
Earnings (losses) from unconsolidated affiliates, net	35,737	(2,534)	9,500	(35,945)	6,758
Interest income	54,920	203	4,244	(55,208)	4,159
Interest expense	(14,597)	(11)	(55,289)	55,208	(14,689)
Other income (expense), net	(515)	7	5,120	—	4,612

Income before provision for income taxes and minority interest	51,954	37,705	20,921	(35,945)	74,635
Allocation of consolidated income taxes	(6,010)	2,397	20,220	—	16,607
Minority interest	(155)	—	(64)	—	(219)

Net income	$57,809	$35,308	$637	$(35,945)	$57,809

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$74,601	$1,363	$46,518	$—	$122,482
Accounts receivable	23,627	57,332	112,277	(32,831)	160,405
Inventories	—	71,061	76,799	—	147,860
Prepaid expenses and other	1,146	4,080	11,293	—	16,519

Total current assets	99,374	133,836	246,887	(32,831)	447,266
Intercompany investment	266,510	1,046	—	(267,556)	—
Investment in unconsolidated affiliates	4,854	1,587	33,471	—	39,912
Intercompany notes receivable	547,552	—	13,954	(561,506)	—
Property and equipment — at cost:
Land and buildings	171	29,251	11,250	—	40,672
Aircraft and equipment	1,695	357,051	479,568	—	838,314

	1,866	386,302	490,818	—	878,986
Less: Accumulated depreciation and amortization	(1,349)	(109,963)	(151,760)	—	(263,072)

	517	276,339	339,058	—	615,914
Goodwill	—	18,593	8,133	111	26,837
Other assets	8,808	176	37,500	—	46,484

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$920	$19,225	$39,006	$(9,437)	$49,714
Accrued liabilities	14,696	20,399	79,855	(23,394)	91,556
Deferred taxes	(6,060)	—	11,085	—	5,025
Short-term borrowings and current maturities of long-term debt	—	—	17,634	—	17,634

Total current liabilities	9,556	39,624	147,580	(32,831)	163,929
Long-term debt, less current maturities	234,381	—	13,281	—	247,662
Intercompany notes payable	14,658	74,525	472,323	(561,506)	—
Other liabilities and deferred credits	4,658	10,175	139,704	—	154,537
Deferred taxes	34,361	1,648	32,272	—	68,281
Minority interest	1,804	—	2,503	—	4,307
Stockholders’ investment:
Common stock	234	4,062	23,578	(27,640)	234
Additional paid-in-capital	158,761	51,170	13,477	(64,646)	158,762
Retained earnings	447,524	250,373	(69,417)	(180,956)	447,524
Accumulated other comprehensive income (loss)	21,678	—	(96,298)	5,797	(68,823)

	628,197	305,605	(128,660)	(267,445)	537,697

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities:	$42,235	$48,593	$16,797	$(68,360)	$39,265
Cash flows from investing activities:
Capital expenditures	(520)	(109,618)	(29,434)	—	(139,572)
Proceeds from asset dispositions	73	61,581	23,738	—	85,392
Acquisitions, net of cash received	—	—	—	—	—
Investments	—	2,000	(2,000)	—	—

Net cash used in investing activities	(447)	(46,037)	(7,696)	—	(54,180)

Cash flows from financing activities:
Proceeds from borrowings	20,691	—	—	(20,691)	—
Repayment of debt and debt redemption premiums	—	—	(4,070)	—	(4,070)
Repayment of intercompany debt	(10,501)	(4,600)	(6,804)	21,905	—
Debt issuance cost	(2,564)	—	—	—	(2,564)
Partial prepayment of put/call obligation	—	—	—	—	—
Dividends paid	—	(4,500)	(62,646)	67,146	—
Repurchase of shares from minority interest	(129)	—	—	—	(129)
Issuance of common stock	1,369	—	—	—	1,369

Net cash provided by (used in) financing activities	8,866	(9,100)	(73,520)	68,360	(5,394)

Effect of exchange rate changes in cash and cash equivalents	—	—	(3,649)	—	(3,649)

Net increase (decrease) in cash and cash equivalents	50,654	(6,544)	(68,068)	—	(23,958)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$74,601	$1,363	$46,518	$—	$122,482

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue:
Gross revenue	$1,685	$249,116	$422,845	$—	$673,646
Intercompany revenue	—	6,185	4,301	(10,486)	—

	1,685	255,301	427,146	(10,486)	673,646

Operating expense:
Direct cost	50	188,969	329,120	—	518,139
Intercompany expenses	—	4,301	5,720	(10,021)	—
Depreciation and amortization	108	15,357	25,228	—	40,693
General and administrative	11,628	12,239	21,843	(465)	45,245
Gain on disposal of assets	—	(956)	(7,083)	—	(8,039)

	11,786	219,910	374,828	(10,486)	596,038

Operating income (loss)	(10,101)	35,391	52,318	—	77,608
Earnings from unconsolidated affiliates, net	23,794	2,356	7,453	(24,003)	9,600
Interest income	50,682	109	3,749	(51,352)	3,188
Interest expense	(14,890)	(241)	(51,886)	51,352	(15,665)
Other income (expense), net	(29)	9	(1,106)	—	(1,126)

Income before provision for income taxes and minority interest	49,456	37,624	10,528	(24,003)	73,605
Allocation of consolidated income taxes	(2,314)	5,518	18,631	—	21,835
Minority interest	(210)	—	—	—	(210)

Net income (loss)	$51,560	$32,106	$(8,103)	$(24,003)	$51,560

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets::
Cash and cash equivalents	$23,947	$7,907	$114,586	$—	$146,440
Accounts receivable	19,108	41,253	97,484	(24,006)	133,839
Inventories	—	72,892	67,814	—	140,706
Prepaid expenses and other	470	2,529	8,460	—	11,459

Total current assets	43,525	124,581	288,344	(24,006)	432,444
Intercompany investment	297,709	1,046	—	(298,755)	—
Investment in unconsolidated affiliates	683	4,121	32,372	—	37,176
Intercompany notes receivable	554,655	—	10,727	(565,382)	—
Property and equipment — at cost:
Land and buildings	135	23,466	8,942	—	32,543
Aircraft and equipment	1,426	327,214	498,391	—	827,031

	1,561	350,680	507,333	—	859,574
Less: Accumulated depreciation and amortization	(1,398)	(100,549)	(148,565)	—	(250,512)

	163	250,131	358,768	—	609,062
Goodwill	—	18,593	8,105	111	26,809
Other assets	6,543	634	36,908	—	44,085

	$903,278	$399,106	$735,224	$(888,032)	$1,149,576

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities::
Accounts payable	$673	$10,997	$29,176	$(5,206)	$35,640
Accrued liabilities	20,395	22,868	88,472	(18,800)	112,935
Deferred taxes	(6,291)	—	13,000	—	6,709
Short-term borrowings and current maturities of long-term debt	—	—	6,413	—	6,413

Total current liabilities	14,777	33,865	137,061	(24,006)	161,697
Long-term debt, less current maturities	230,000	—	25,667	—	255,667
Intercompany notes payable	10,246	86,103	469,033	(565,382)	—
Other liabilities and deferred credits	8,749	416	161,247	—	170,412
Deferred taxes	31,623	1,773	30,897	—	64,293
Minority interest	2,131	—	2,383	—	4,514
Stockholders’ investment:
Common stock	233	4,062	13,941	(18,003)	233
Additional paid-in-capital	157,100	51,169	13,477	(64,646)	157,100
Retained earnings	389,715	221,718	(5,723)	(215,995)	389,715
Accumulated other comprehensive income (loss)	58,704	—	(112,759)	—	(54,055)

	605,752	276,949	(91,064)	(298,644)	492,993

	$903,278	$399,106	$735,224	$(888,032)	$1,149,576

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities:	$(2,863)	$49,935	$78,662	$(21,261)	$104,473
Cash flows from investing activities:
Capital expenditures	(104)	(52,196)	(27,967)	2,178	(78,089)
Proceeds from asset dispositions	8,034	12,826	23,040	(2,178)	41,722
Acquisitions, net of cash received	—	—	(1,986)	—	(1,986)
Investments	1,000	(1,150)	(8,036)	—	(8,186)

Net cash provided by (used in) investing activities	8,930	(40,520)	(14,949)	—	(46,539)

Cash flows from financing activities:
Proceeds from borrowings	—	—	7,087	(7,087)	—
Repayment of debt and debt redemption premiums	—	—	(2,427)	—	(2,427)
Repayment of intercompany debt	(18,416)	(9,400)	(532)	28,348	—
Partial prepayment of put/call obligation	(86)	—	—	—	(86)
Repurchase of shares from minority interest	(7,389)	—	—	—	(7,389)
Issuance of common stock	12,665	—	—	—	12,665

Net cash provided by (used in) financing activities	(13,226)	(9,400)	4,128	21,261	2,763

Effect of exchange rate changes in cash and cash equivalents	—	—	64	—	64

Net increase (decrease) in cash and cash equivalents	(7,159)	15	67,905	—	60,761
Cash and cash equivalents at beginning of period	31,106	7,892	46,681	—	85,679

Cash and cash equivalents at end of period	$23,947	$7,907	$114,586	$—	$146,440

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2004

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue:
Gross revenue	$1,530	$196,213	$419,258	$—	$617,001
Intercompany revenue	—	12,553	1,700	(14,253)	—

	1,530	208,766	420,958	(14,253)	617,001

Operating expense:
Direct cost	61	153,244	322,144	—	475,449
Intercompany expenses	8	1,691	11,591	(13,290)	—
Depreciation and amortization	200	12,709	26,634	—	39,543
General and administrative	6,900	10,395	22,560	(963)	38,892
Gain on disposal of assets	—	(1,055)	(2,888)	—	(3,943)
Curtailment gain	—	—	(21,665)	—	(21,665)

	7,169	176,984	358,376	(14,253)	528,276
Operating income (loss)	(5,639)	31,782	62,582	—	88,725
Earnings from unconsolidated affiliates, net	31,529	—	11,197	(31,687)	11,039
Interest income	43,208	20	1,939	(43,478)	1,689
Interest expense	(15,939)	(60)	(44,308)	43,478	(16,829)
Loss on extinguishment of debt	(6,205)	—	—	—	(6,205)
Other expense, net	(976)	(16)	(6,818)	—	(7,810)

Income before provision for income taxes and minority interest	45,978	31,726	24,592	(31,687)	70,609
Allocation of consolidated income taxes	(5,229)	1,834	22,797	—	19,402
Minority interest	(1,382)	—	—	—	(1,382)

Net income	$49,825	$29,892	$1,795	$(31,687)	$49,825

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2004

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities:	$1,547	$58,606	$12,506	$10,672	$83,331
Cash flows from investing activities:
Capital expenditures	(9)	(57,813)	(10,033)	—	(67,855)
Assets purchased on behalf of unconsolidated affiliate	(17,869)	(6,217)	(11,308)	—	(35,394)
Acquisitions, net of cash received	17,869	6,217	11,308	—	35,394
Proceeds from asset dispositions	4	2,984	3,866	—	6,854
Investments	(2,953)	—	1,372	—	(1,581)

Net cash used in investing activities	(2,958)	(54,829)	(4,795)	—	(62,582)

Cash flows from financing activities:
Proceeds from borrowings	262,270	—	3,592	(14,450)	251,412
Repayment of debt and debt redemption premiums	(231,289)	—	(6,116)	3,778	(233,627)
Debt issuance costs	(4,889)	—	—	—	(4,889)
Partial prepayment of put/call obligation	(11,442)	—	—	—	(11,442)
Issuance of common stock	2,085	—	—	—	2,085

Net cash provided by (used in) financing activities	16,735	—	(2,524)	(10,672)	3,539

Effect of exchange rate changes in cash and cash equivalents	—	—	4,591	—	4,591

Net increase in cash and cash equivalents	15,324	3,777	9,778	—	28,879
Cash and cash equivalents
At beginning of period	15,782	2,213	38,805	—	56,800

Cash and cash equivalents at end of period	$31,106	$5,990	$48,583	$—	$85,679

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

We carried out an evaluation, as of March 31, 2006, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(f).

Based upon that evaluation, and as a result of information reviewed by the Audit Committee of our Board of Directors, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2006, our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed in our reports to the SEC under the Securities Exchange Act of 1934 because of the material weaknesses in internal controls, as described in Management’s Report on Internal Control Over Financial Reporting.

b. Definition of Internal Control Over Financial Reporting — Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

c. Management’s Report on Internal Control Over Financial Reporting —  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of March 31, 2006, the Company did not maintain effective internal control over financial reporting because of material weaknesses described below:

•	We did not have sufficient technical expertise to address or establish adequate policies and procedures associated with accounting matters. In addition, we did not maintain policies and procedures to ensure adequate management review of the information supporting the financial statements.

•	We did not have sufficient technical tax expertise to establish and maintain adequate policies and procedures associated with the operation of certain complex tax structures. As a result, we failed to establish proper procedures to ensure the actions required to enable us to realize the benefits of these structures as previously recognized in our financial statements were performed.

Each of these material weaknesses resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting.

d. Changes in Internal Control Over Financial Reporting — Management’s assessment as of the prior fiscal year end (March 31, 2005) identified the material weaknesses including those discussed above and reported them in the fiscal 2005 Form 10-K. The Company has made the following improvements in controls subsequent to March 31, 2005 and prior to December 31, 2005:

•	Former senior management and other management personnel were terminated or required to resign.

•	New key members of senior and financial management were hired, including persons with appropriate technical accounting expertise.

•	Functional reporting lines of field accounting personnel were realigned to report directly to the corporate accounting function and not through operations management.

•	Policies and procedures over the selection and application of appropriate accounting policies and account analyses and reconciliations began to be developed and implemented.

•	Management of our tax structure was improved to comply with its intended design.

•	A comprehensive compliance program was adopted and implemented, including the introduction and dissemination of a new Code of Business Integrity to all employees, which is available on our website (http://www.bristowgroup.com, under the heading “Our Values”) and included the following:

A position for a Chief Compliance Officer with primary responsibility to administer and set compliance policy and report to the Chief Executive Officer and Board of Directors on matters concerning legal and ethical compliance;

A zero tolerance policy with respect to improper payments, including those prohibited by FCPA;

Mandatory employee and director participation in company-wide business integrity training;

Strict requirements on engaging or conducting business through intermediaries, including joint venture partners and agents;

Membership in a non-profit organization that specializes in anti-bribery due diligence reviews and compliance training for international commercial intermediaries; and

An enhanced “Whistleblower” hotline.

During the quarter ended March 31, 2006, management made the following additional material improvements in controls over financial reporting:

•	The overall tone at the top of the organization including the Board of Directors, Chief Executive Officer and senior management has changed to establish a culture of integrity and compliance. These values are not only communicated in writing and verbally, but also demonstrated in appropriate decisions even when those decisions have negative commercial consequence.

•	The corporate finance group has been expanded to provide more comprehensive review and monitoring of accounting, reporting, planning and control assessment functions.

•	New members of senior management with significant technical expertise as well as experience related to compliance and corporate governance have been retained. The Company hired its current Chief Financial Officer, who has 23 years of compliance, accounting and financial reporting experience. Most recently, the Company hired its first Vice President, General Counsel and Corporate Secretary who has 27 years of compliance and corporate legal experience.

•	The compliance program began full operation, including:

Online training of employees and one day compliance seminars with over 300 of the Company’s top management;

Formal compliance certifications by the Company’s top 130 managers;

Communication of the Company’s compliance standards to joint ventures and certification by non-Company employees of compliance with those standards;

Pre-approval and review of gifts and charitable contributions;

Quarterly management compliance committee meetings;

Quarterly compliance reporting to the Audit Committee of the Board of Directors; and

Compliance treated as an important component of management’s evaluation for annual incentive compensation.

•	The Company terminated its relationships with agents in certain countries in which compliance violations had been identified.

•	Clear corporate policies were established and communicated related to employee expenses, delegation of authority, revenue recognition and customer billings.

•	The internal audit staff has been expanded to deepen its capabilities in the information technology area and provide more coverage of the Company’s operations including the compliance program.

Management believes that once the above changes have been operating for a sufficient period of time, the material weaknesses identified above will be remediated.

e.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Bristow Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.c), that Bristow Group Inc. (the Company) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not have sufficient technical expertise to address or establish adequate policies and procedures associated with accounting matters. In addition, it did not maintain policies and procedures to ensure adequate management review of the information supporting the financial statements.

•	The Company did not have sufficient technical tax expertise to establish and maintain adequate policies and procedures associated with the operation of certain complex tax structures. As a result, it failed to establish proper procedures to ensure the actions required to enable the Company to realize the benefits of these structures as previously recognized in its financial statements were performed.

Each of these material weaknesses resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three year period ended March 31, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated June 8, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New Orleans, Louisiana
June 8, 2006

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2006 annual meeting of stockholders under the captions “Corporate Governance.” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

The annual certification of the Company’s Chief Executive Officer required to be submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was submitted the New York Stock Exchange on February 8, 2006.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Integrity. The Code of Business Integrity is available on our website and in print form to any stockholder who requests a copy. In the event that we amend or waive any of the provisions of the Code of Business Integrity, we intend to disclose the amendment or waiver on our Internet website at http://www.bristowgroup.com.

Item 11.	Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2006 annual meeting of stockholders under the caption “Executive Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2006 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not and shall not be deemed to be incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2006 annual meeting of stockholders under the captions “Equity Compensation Plan Information,” “Holdings of Principal Stockholders,” and “Holdings of Directors, Nominees and Executive Officers” and is incorporated into this document by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2006 annual meeting of stockholders under the captions “Accounting Fees and Services,” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated into this document by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements —
Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Income for fiscal years 2006, 2005 and 2004.
Consolidated Balance Sheet — As of March 31, 2006 and 2005.
Consolidated Statement of Cash Flows for fiscal years 2006, 2005 and 2004.
Consolidated Statement of Stockholders’ Investment for fiscal years 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a)(3)  Exhibits

Incorporated by Reference to
Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

(3)	Articles of Incorporation and By-laws

	(1)	Delaware Certificate of Incorporation dated December 2, 1987	001-31617	10-Q	June 2005	3(1)

	(2)	Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(11)

	(3)	Certificate of Merger dated December 2, 1987	0-5232	10-K	June 1990	3(3)

	(4)	Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)

	(5)	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	001-31617	10-Q	June 2005	3(2)

	(6)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	001-31617	10-Q	June 2005	3(3)

	(7)	Rights Agreement and Form of Rights Certificate	0-5232	8-A	February 1996	4

	(8)	Amended and Restated By-laws	001-31617	10-Q	June 2005	3(4)

	(9)	Certificate of Designation of Series A Junior Participating Preferred Stock	001-31617	10-Q	June 2005	3(5)

	(10)	First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5

	(11)	Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3

	(12)	Certificate of Ownership and Merger Merging OL Sub, Inc. into Offshore Logistics, Inc., effective February 1, 2006	001-31617	8-K	February 6, 2003	3.1

(4)	Instruments defining the rights of security holders, including indentures

			Incorporated by Reference to
			Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

	(1)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	December 1996	4(3)

	(2)	Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1

	(3)	Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2

	(4)	Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3

	(5)	Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4

	(6)	Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1

	(7)	Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6 1/8% Senior Notes due 2013.	001-31617	8-K	August 22, 2005	4(1)

	(8)	Third Amendment to Rights Agreement, dated as of February 28, 2006, between Bristow Group Inc. and Mellon Investor Services LLC	000-05232	8-A/A	March 2, 2006	4.2

(10)	Material Contracts

	(1)	Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	December 1986	10(ww)

	(2)	Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	December 1986	10(xx)

Incorporated by Reference to
Registration
		or File	Form or		Exhibit
Exhibits		Number	Report	Date	Number

(3)	Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	August 1994	2(1)

(4)	Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	August 1994	2(2)

(5)	Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	August 1994	2(3)

(6)	Proposed Form of Joint Venture Agreement	33-79968	S-4	August 1994	2(4)

(7)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan*	33-87450	S-8	December 1994	84

(8)	Offshore Logistics, Inc. Annual Incentive Compensation Plan*	0-5232	10-K	June 1995	10(20)

(9)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	0-5232	10-K	March 1997	10(14)

(10)	Master Agreement dated December 12, 1996	0-5232	8-K	December 1996	2(1)

(11)	Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2

(12)	Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions.*	0-5232	10-Q	September 1997	10(1)

(13)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended*	0-5232	10-K	March 1999	10(15)

(14)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)

(15)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1

(16)	Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)

(17)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12

(18)	Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*	001-31617	10-K	March 2003	10(16)

(19)	Offshore Logistics, Inc. Deferred Compensation Plan*	001-31617	10-K	March 2004	10(18)

Incorporated by Reference to
Registration
		or File	Form or		Exhibit
Exhibits		Number	Report	Date	Number

(20)	Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors*	333-115473	S-8	May 13, 2004	4(12)

(21)	Agreement with Keith Chanter dated January 13, 2004*	001-31617	10-K	March 2004	10(20)

(22)	Retirement Agreement with George Small dated April 26, 2004*	001-31617	10-Q	June 2004	10(1)

(23)	Employment Agreement with William E. Chiles dated June 21, 2004*	001-31617	10-Q	June 2004	10(2)

(24)	Change of Control Employment Agreement with William E. Chiles dated June 21, 2004	001-31617	10-Q	June 2004	10(3)

(25)	Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	September 2004	10(1)

(26)	Separation Agreement between Bristow Aviation Holdings, Ltd. and Keith Chanter dated September 1, 2004	001-31617	8-K	September 2004	10(1)

(27)	Employment Agreement with Richard Burman dated October 15, 2004*	001-31617	10-K	March 2005	10(27)

(28)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.*	001-31617	10-K	March 2005	10(28)

(29)	New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”).	001-31617	10-Q	June 2005	10(1)

(30)	Amendment Number 1 to Sikorsky Agreement dated February 14, 2003.	001-31617	10-Q	June 2005	10(2)

(31)	Amendment Number 2 to Sikorsky Agreement dated April 1, 2003.	001-31617	10-Q	June 2005	10(3)

(32)	Amendment Number 3 to Sikorsky Agreement dated January 22, 2004.	001-31617	10-Q	June 2005	10(4)

(33)	Amendment Number 4 to Sikorsky Agreement dated March 5, 2004.	001-31617	10-Q	June 2005	10(5)

(34)	Amendment Number 5 to Sikorsky Agreement dated July 13, 2004.	001-31617	10-Q	June 2005	10(6)

(35)	Amendment Number 6 to Sikorsky Agreement dated October 11, 2004.	001-31617	10-Q	June 2005	10(7)

(36)	Amendment Number 7 to Sikorsky Agreement dated January 5, 2005.	001-31617	10-Q	June 2005	10(8)

(37)	Amendment Number 8 to Sikorsky Agreement dated May 5, 2005.	001-31617	10-Q	June 2005	10(9)

(38)	Amendment Number 9 to Sikorsky Agreement dated June 14, 2005.	001-31617	10-Q	June 2005	10(10)

(39)	Employment Agreement with Brian C. Voegele dated June 1, 2005.*	001-31617	8-K	July 12, 2005	10(1)

Incorporated by Reference to
Registration
			or File	Form or		Exhibit
Exhibits			Number	Report	Date	Number

	(40)	Form of Stock Option Agreement.*	001-31617	8-K/A	February 2, 2006	10(2)

	(41)	Form of Restricted Stock Agreement.*	001-31617	8-K/A	February 2, 2006	10(3)

	(42)	Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo.*	001-31617	8-K	February 8, 2006	10(1)

	(43)	Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).	001-31617	10-Q	December 2005	10(2)

	(44)	Employment Agreement with Perry L. Elders dated February 16, 2006.*	001-31617	8-K	February 17, 2006	10(1)

	(45)	Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006.*	001-31617	8-K	March 13, 2006	10(1)

	(46)	Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	(47)	Amended and Restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)

	(48)	Amended and Restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)

(21)†	Subsidiaries of the Registrant

(23)†	Consent of Independent Registered Public Accounting Firm

(31.1)†	Certification by President and Chief Executive Officer

(31.2)†	Certification by Chief Financial Officer

(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory Plan or Arrangement

†	Furnished herewith

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

BRISTOW GROUP INC.

By:	/s/ Perry L. Elders
Executive Vice President and
Chief Financial Officer

June 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas N. Amonett Thomas N. Amonett	Director	June 8, 2006

/s/ Elizabeth D. Brumley Elizabeth D. Brumley	Vice President and Chief Accounting Officer	June 8, 2006

/s/ Peter N. Buckley Peter N. Buckley	Director	June 8, 2006

/s/ Stephen J. Cannon Stephen J. Cannon	Director	June 8, 2006

/s/ Jonathan H. Cartwright Jonathan H. Cartwright	Director	June 8, 2006

/s/ William E. Chiles William E. Chiles	President, Chief Executive Officer and Director	June 8, 2006

/s/ Perry L. Elders Perry L. Elders	Executive Vice President and Chief Financial Officer	June 8, 2006

/s/ Michael A. Flick Michael A. Flick	Director	June 8, 2006

/s/ Kenneth M. Jones Kenneth M. Jones	Chairman of the Board and Director	June 8, 2006

/s/ Dr. Pierre Henri Jungels Dr. Pierre Henri Jungels	Director	June 8, 2006

/s/ Thomas C. Knudson Thomas C. Knudson	Director	June 8, 2006

/s/ Ken C. Tamblyn Ken C. Tamblyn	Director	June 8, 2006

/s/ Robert W. Waldrup Robert W. Waldrup	Director	June 8, 2006

EXHIBIT INDEX

Incorporated by Reference to
Registration
			or File	Form or	Report	Exhibit
Exhibits			Number	Report	Date	Number

(3)	Articles of Incorporation and By-laws

	(1)	Delaware Certificate of Incorporation dated December 2, 1987	001-31617	10-Q	June 2005	3(1)

	(2)	Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(11)

	(3)	Certificate of Merger dated December 2, 1987	0-5232	10-K	June 1990	3(3)

	(4)	Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)

	(5)	Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	001-31617	10-Q	June 2005	3(2)

	(6)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	001-31617	10-Q	June 2005	3(3)

	(7)	Rights Agreement and Form of Rights Certificate	0-5232	8-A	February 1996	4

	(8)	Amended and Restated By-laws	001-31617	10-Q	June 2005	3(4)

	(9)	Certificate of Designation of Series A Junior Participating Preferred Stock	001-31617	10-Q	June 2005	3(5)

	(10)	First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5

	(11)	Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3

	(12)	Certificate of Ownership and Merger Merging OL Sub, Inc. into Offshore Logistics, Inc., effective February 1, 2006	001-31617	8-K	February 6, 2003	3.1

(4)	Instruments defining the rights of security holders, including indentures

	(1)	Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	December 1996	4(3)

	(2)	Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1

			Incorporated by Reference to
			Registration
			or File	Form or	Report	Exhibit
Exhibits			Number	Report	Date	Number

	(3)	Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2

	(4)	Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3

	(5)	Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4

	(6)	Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1

	(7)	Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6 1/8% Senior Notes due 2013	001-31617	8-K	August 22, 2005	4(1)

	(8)	Third Amendment to Rights Agreement, dated as of February 28, 2006, between Bristow Group Inc. and Mellon Investor Services LLC	000-05232	8-A/A	March 2, 2006	4.2

(10)	Material Contracts

	(2)	Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	December 1986	10(ww)

	(3)	Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K*	33-9596	S-4	December 1986	10(xx)

	(4)	Agreement and Plan of Merger dated as of June 1, 1994, as amended	33-79968	S-4	August 1994	2(1)

	(5)	Shareholders Agreement dated as of June 1, 1994	33-79968	S-4	August 1994	2(2)

	(6)	Proposed Form of Non-competition Agreement with Individual Shareholders	33-79968	S-4	August 1994	2(3)

Incorporated by Reference to
Registration
		or File	Form or	Report	Exhibit
Exhibits		Number	Report	Date	Number

(7)	Proposed Form of Joint Venture Agreement	33-79968	S-4	August 1994	2(4)

(8)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan*	33-87450	S-8	December 1994	84

(9)	Offshore Logistics, Inc. Annual Incentive Compensation Plan*	0-5232	10-K	June 1995	10(20)

(10)	Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	0-5232	10-K	March 1997	10(14)

(11)	Master Agreement dated December 12, 1996	0-5232	8-K	December 1996	2(1)

(12)	Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2

(13)	Change of Control Agreement between the Company and George M. Small. Substantially identical contracts with five other officers are omitted pursuant to Item 601 of Regulation S-K Instructions.*	0-5232	10-Q	September 1997	10(1)

(13)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended*	0-5232	10-K	March 1999	10(15)

(14)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.	0-5232	10-K	March 1999	10(16)

(15)	Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1

(16)	Agreement with Louis F. Crane dated October 18, 2001, executed January 7, 2002.*	0-5232	10-K	March 2002	10(17)

(17)	Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12

(18)	Continuing Employment and Separation Agreement with Hans J. Albert dated October 1, 2002*	001-31617	10-K	March 2003	10(16)

(19)	Offshore Logistics, Inc. Deferred Compensation Plan*	001-31617	10-K	March 2004	10(18)

(20)	Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors*	333-115473	S-8	May 13, 2004	4(12)

(21)	Agreement with Keith Chanter dated January 13, 2004*	001-31617	10-K	March 2004	10(20)

Incorporated by Reference to
Registration
		or File	Form or	Report	Exhibit
Exhibits		Number	Report	Date	Number

(22)	Retirement Agreement with George Small dated April 26, 2004*	001-31617	10-Q	June 2004	10(1)

(23)	Employment Agreement with William E. Chiles dated June 21, 2004*	001-31617	10-Q	June 2004	10(2)

(24)	Change of Control Employment Agreement with William E. Chiles dated June 21, 2004	001-31617	10-Q	June 2004	10(3)

(25)	Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	September 2004	10(1)

(26)	Separation Agreement between Bristow Aviation Holdings, Ltd. and Keith Chanter dated September 1, 2004	001-31617	8-K	September 2004	10(1)

(27)	Employment Agreement with Richard Burman dated October 15, 2004*	001-31617	10-K	March 2005	10(27)

(28)	Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc.*	001-31617	10-K	March 2005	10(28)

(29)	New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”)	001-31617	10-Q	June 2005	10(1)

(30)	Amendment Number 1 to Sikorsky Agreement dated February 14, 2003	001-31617	10-Q	June 2005	10(2)

(31)	Amendment Number 2 to Sikorsky Agreement dated April 1, 2003	001-31617	10-Q	June 2005	10(3)

(32)	Amendment Number 3 to Sikorsky Agreement dated January 22, 2004	001-31617	10-Q	June 2005	10(4)

(33)	Amendment Number 4 to Sikorsky Agreement dated March 5, 2004	001-31617	10-Q	June 2005	10(5)

(34)	Amendment Number 5 to Sikorsky Agreement dated July 13, 2004	001-31617	10-Q	June 2005	10(6)

(35)	Amendment Number 6 to Sikorsky Agreement dated October 11, 2004	001-31617	10-Q	June 2005	10(7)

(36)	Amendment Number 7 to Sikorsky Agreement dated January 5, 2005	001-31617	10-Q	June 2005	10(8)

(37)	Amendment Number 8 to Sikorsky Agreement dated May 5, 2005	001-31617	10-Q	June 2005	10(9)

(38)	Amendment Number 9 to Sikorsky Agreement dated June 14, 2005	001-31617	10-Q	June 2005	10(10)

(39)	Employment Agreement with Brian C. Voegele dated June 1, 2005.*	001-31617	8-K	July 12, 2005	10(1)

(40)	Form of Stock Option Agreement.*	001-31617	8-K/A	February 2, 2006	10(2)

(41)	Form of Restricted Stock Agreement.*	001-31617	8-K/A	February 2, 2006	10(3)

Incorporated by Reference to
Registration
			or File	Form or	Report	Exhibit
Exhibits			Number	Report	Date	Number

	(42)	Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo.*	001-31617	8-K	February 8, 2006	10(1)

	(43)	Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement)	001-31617	10-Q	December 2005	10(2)

	(44)	Employment Agreement with Perry L. Elders dated February 16, 2006.*	001-31617	8-K	February 17, 2006	10(1)

	(45)	Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006.*	001-31617	8-K	March 13, 2006	10(1)

	(46)	Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	(47)	Amended and Restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)

	(48)	Amended and Restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)

(21)†	Subsidiaries of the Registrant

(23)†	Consent of Independent Registered Public Accounting Firm

(31.1)†	Certification by President and Chief Executive Officer

(31.2)†	Certification by Chief Financial Officer

(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory Plan or Arrangement

†	Furnished herewith

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets. The registrant agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.