Form 10-Q
period 2006-06-30
Bristow Group Inc
filed 2006-08-08
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-0679819 (IRS Employer Identification Number)

2000 W. Sam Houston Pkwy. S., Suite 1700 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600
None
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2006.
23,430,430 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands, except per
	share amounts)
Gross revenue:
Operating revenue from non-affiliates	$181,786	$150,748
Operating revenue from affiliates	12,079	11,486
Reimbursable revenue from non-affiliates	26,125	17,428
Reimbursable revenue from affiliates	1,072	1,275

	221,062	180,937

Operating expense:
Direct cost	138,470	122,552
Reimbursable expense	26,898	18,662
Depreciation and amortization	10,283	10,307
General and administrative	15,349	14,963
Gain on disposal of assets	(998)	(592)

	190,002	165,892

Operating income	31,060	15,045
Earnings from unconsolidated affiliates, net of losses	1,559	46
Interest income	1,290	1,032
Interest expense	(3,236)	(3,708)
Other income (expense), net	(4,785)	2,783

Income before provision for income taxes and minority interest	25,888	15,198
Provision for income taxes	(8,543)	(3,176)
Minority interest	(116)	(50)

Net income	$17,229	$11,972

Net income per common share:
Basic	$0.74	$0.51

Diluted	$0.73	$0.51

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$109,634	$122,482
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $4.2 million and $4.6 million, respectively	158,096	144,521
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.6 million and $4.6 million, respectively	16,862	15,884
Inventories	155,679	147,860
Prepaid expenses and other	17,215	16,519

Total current assets	457,486	447,266
Investment in unconsolidated affiliates	40,668	39,912
Property and equipment – at cost:
Land and buildings	43,815	40,672
Aircraft and equipment	900,167	838,314

	943,982	878,986
Less – Accumulated depreciation and amortization	(279,184)	(263,072)

	664,798	615,914
Goodwill	26,807	26,837
Prepaid pension costs	40,576	37,207
Other assets	9,459	9,277

	$1,239,794	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$57,330	$49,714
Accrued wages, benefits and related taxes	44,960	45,958
Income taxes payable	10,851	6,537
Other accrued taxes	7,791	6,471
Deferred revenues	11,048	9,994
Other accrued liabilities	27,735	22,596
Deferred taxes	6,618	5,025
Short-term borrowings and current maturities of long-term debt	14,489	17,634

Total current liabilities	180,822	163,929
Long-term debt, less current maturities	247,029	247,662
Accrued pension liabilities	145,116	136,521
Other liabilities and deferred credits	17,511	18,016
Deferred taxes	69,245	68,281
Minority interest	4,349	4,307
Commitments and contingencies (Note 4)
Stockholders’ investment:
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding: 23,430,097 as of June 30 and 23,385,473 as of March 31 (exclusive of 1,281,050 treasury shares)	234	234
Additional paid-in capital	161,191	158,762
Retained earnings	464,753	447,524
Accumulated other comprehensive loss	(50,456)	(68,823)

	575,722	537,697

	$1,239,794	$1,176,413

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$17,229	$11,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,283	10,307
Deferred income taxes	1,407	(737)
Gain on asset dispositions	(998)	(592)
Stock-based compensation expense	752	—
Equity in earnings from unconsolidated affiliates under (over) dividends received	845	(46)
Minority interest in earnings	116	50
Tax benefit related to exercise of stock options	(303)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,485)	(27,430)
Inventories	(3,273)	(7,144)
Prepaid expenses and other	(1,180)	736
Accounts payable	5,847	3,522
Accrued liabilities	8,536	(567)
Other liabilities and deferred credits	(599)	154

Net cash provided by (used in) operating activities	32,177	(9,775)

Cash flows from investing activities:
Capital expenditures	(46,882)	(30,130)
Proceeds from asset dispositions	2,556	2,394

Net cash used in investing activities	(44,326)	(27,736)
Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(3,957)	(798)
Partial prepayment of put/call obligation	(30)	(34)
Issuance of common stock	764	530
Tax benefit related to exercise of stock options	303	—

Net cash used in financing activities	(2,920)	(302)

Effect of exchange rate changes on cash and cash equivalents	2,221	(2,405)

Net decrease in cash and cash equivalents	(12,848)	(40,218)
Cash and cash equivalents at beginning of period	122,482	146,440

Cash and cash equivalents at end of period	$109,634	$106,222

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$6,357	$6,943
Income taxes	$2,562	$1,711
The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which we own 50% or less of the equity but have retained the majority of the economic risk of the operating assets and related results are consolidated. Certain of these entities are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary. See discussion of these VIEs in Note 3 in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for fiscal year 2006. Other investments in affiliates in which we own 50% or less of the equity but have the ability to exercise significant influence are accounted for using the equity method. Investments which we do not consolidate or in which we do not exercise significant influence are accounted for under the cost method whereby dividends are recognized as income when received.
     Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following condensed notes to consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for fiscal year 2006 (“fiscal year 2006 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2006, the consolidated results of operations for the three months ended June 30, 2006 and 2005, and the consolidated cash flows for the three months ended June 30, 2006 and 2005.
     Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2007 is referred to as fiscal year 2007.
Foreign Currency Translation
     Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance the foreign currency transaction gains and losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Translation adjustments, which are reported in accumulated other comprehensive gains or losses, are the result of translating a foreign entity’s financial statements from its functional currency to U.S. dollars, our reporting currency. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period. The various components of equity are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the cumulative translation adjustment. The functional currency of Bristow Aviation Holdings, Ltd. (“Bristow Aviation”), one of our consolidated subsidiaries, is the British pound sterling.
     As a result of the change in exchange rates during the three months ended June 30, 2006, we recorded foreign currency transaction losses of approximately $4.8 million, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $2.8 million during the three months ended June 30, 2005. These

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
gains and losses arose primarily as a result of U.S. dollar-denominated transactions entered into by Bristow Aviation whose functional currency is the British pound sterling and included cash and cash equivalents held in U.S. dollar-denominated accounts, U.S. dollar denominated intercompany loans and revenues from contracts which are settled in U.S. dollars. During the three months ended June 30, 2006, the exchange rate (of one British pound sterling into U.S. dollars) ranged from a low of $1.74 to a high of $1.89, with an average of $1.83. As of June 30, 2006, the exchange rate was $1.85. During the three months ended June 30, 2005, the exchange rate ranged from a low of $1.79 to a high of $1.92, with an average of $1.86. As of March 31, 2006, the exchange rate was $1.74. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated balances, and we expect to take other actions in the near term to further mitigate this foreign exchange exposure.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement. The effects of a tax position will be recognized in the period in which the enterprise determines that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement. FIN No. 48 is effective for our fiscal year beginning on April 1, 2007. We do not believe that the adoption of this interpretation will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FIN No. 48.
     See Note 6 for discussion and disclosure made in connection with the adoption of SFAS No. 123(R), “Share-Based Payment.”
NOTE 2 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     HC — Since the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”). During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. As of June 30, 2006, $1.0 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.6 million for amounts billed but not collected from HC. During the three months ended June 30, 2006, we recognized revenue of $0.8 million upon receipt of payment from HC for amounts billed in fiscal year 2006.
     We have taken several actions to improve the financial condition and profitability of HC, including relocating several aircraft to other markets, restructuring our profit sharing arrangement with our partner, and completing a recapitalization of Heliservicio on August 19, 2005. We also are exploring markets in which to redeploy aircraft that are currently operating on an ad hoc basis in Mexico. In June 2006, Heliservicio was awarded a two-year contract by PEMEX. Under this contract, Heliservicio will provide and operate three medium helicopters in support of PEMEX’s oil and gas operations. We will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 3 — DEBT
     Debt as of June 30, 2006 and March 31, 2006 consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	19,736	20,023
Hemisco Helicopters International, Inc. Note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	664	647
Sakhalin Debt	5,338	5,667
Short-term notes	—	3,179

Total debt	261,518	265,296
Less short-term borrowings and current maturities of long-term debt	(14,489)	(17,634)

Total long-term debt	$247,029	$247,662

     Revolving Credit Facility — As of June 30, 2006, we had a $30 million revolving credit facility with a U.S. bank. Borrowings bear interest at a rate equal to one-month LIBOR plus a spread ranging from 1.25% to 2.0%. We had $3.2 million of outstanding letters of credit and no borrowings under this facility as of June 30, 2006. This facility was terminated in August 2006.
     Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade). The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions. The letter of credit facility will be used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid, performance and similar obligations.
     Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum. The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating. Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings. Based on our current ratings, the margins on Base Rate and LIBOR borrowings are 0.0% and 1.25%, respectively. Interest will be payable at least quarterly, and the Credit Facilities mature in August 2011. Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal subsidiaries.
     In addition, the Credit Facilities include covenants which are customary for these types of facilities, including certain financial covenants and restrictions on the ability of Bristow Group Inc. and its subsidiaries to enter into certain transactions, including those that could result in the incurrence of additional liens and indebtedness; the making of loans, guarantees or investments; sales of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.
     U.K. Facilities — As of June 30, 2006, Bristow Aviation had a £6.0 million ($11.1 million) facility for letters of credit, of which £0.4 million ($0.7 million) was outstanding, and a £1.0 million ($1.8 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility is scheduled to expire on August 31, 2006. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by several helicopter mortgages and a negative pledge of Bristow Aviation’s assets.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
     Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to increase the size of our aircraft fleet. As of June 30, 2006, we had 51 aircraft on order and options to acquire an additional 37 aircraft. The additional aircraft on order are expected to provide incremental fleet capacity, with only a small number of our existing aircraft expected to be replaced with the new aircraft.

	Nine Months
	Ending
	March 31,	Fiscal Year Ending March 31,
	2007	2008	2009	2010	2011-2013	Total
Commitments as of June 30, 2006:
Number of aircraft:
Small	3	—	—	—	—	3
Medium	15	11	3	3	9	41
Large	7	—	—	—	—	7

	25	11	3	3	9	51

Related expenditures (in thousands)	$211,248	$71,519	$23,245	$24,491	$64,022	$394,525

Options as of June 30, 2006:
Number of aircraft:
Medium	—	1	6	6	11	24
Large	—	7	6	—	—	13

	—	8	12	6	11	37

Related expenditures (in thousands)	$37,861	$178,275	$102,600	$48,292	$81,191	$448,219

     As of June 30, 2006, options with respect to six of the medium aircraft were included in the 2011-2013 period in the table above. However, we can accelerate the delivery of these aircraft at our option to as early as January 1, 2008, subject to the manufacturer’s availability to fill customer orders at the time an option is exercised. We have also made an arrangement with the manufacturer pursuant to which we may delay our existing purchase commitments for up to $100 million of medium aircraft upon the exercise of options for an equal amount of large aircraft.
     In connection with an agreement to purchase three large aircraft to be utilized and owned by Norsk Helikopter AS (“Norsk”), our unconsolidated affiliate in Norway, the Company, Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of these three aircraft. One was delivered during fiscal year 2006, and the remaining two are expected to be delivered in fiscal year 2007. The one aircraft that we are purchasing is reflected in the table above.
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
     Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
experience. The market for these experienced and highly-trained personnel is competitive and will become more competitive if oil and gas industry activity levels increase. In addition, some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. military reserves and have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, as a result of the disclosure and remediation of activities identified in the Internal Review (see below), we may have difficulty attracting and retaining qualified personnel, and we may incur increased expenses.
     Internal Review — In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our quarter ended December 31, 2004 and prior financial statements were restated. For further information on the restatements, see our fiscal year 2005 Annual Report.
     The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.
     The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in our fiscal year 2006 Annual Report or our financial statements for the three months ended June 30, 2006 presented in this Quarterly Report. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.
     In October 2005, the Audit Committee reached certain conclusions with respect to findings to date from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (1) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to employees of the Nigerian government, (2) improper payments were made by certain foreign affiliated entities to Nigerian employees of certain customers with whom we have contracts, (3) inadequate employee payroll declarations and, in certain instances, tax payments were made by us or our affiliated entities in certain jurisdictions, (4) inadequate valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (5) an affiliated entity in a South American country, with the assistance of our personnel and two of our other affiliated entities, engaged in transactions which appear to have assisted the South American entity in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in our books and records and internal controls with respect to the foregoing and certain other activities.
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
     We have initiated remedial action, including initiating action to correct underreporting of payroll tax, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also have taken steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct, and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we have also taken steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
comply with its intended design. Our compliance program has also begun full operation and clear corporate policies have been established and communicated to our relevant personnel related to employee expenses, delegation of authority, revenue recognition and customer billings.
     We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in some, but not all, of the jurisdictions in which the relevant activities took place. We are in the process of gathering and analyzing additional information related to these matters, and expect to disclose the Audit Committee’s conclusions to regulatory authorities in other jurisdictions once this process has been completed. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of June 30, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $118.3 million and $8.1 million, respectively.
     We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we may encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of this Quarterly Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.
     In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our quarter ended December 31, 2004 and prior financial statements. Such restatement was reflected in our fiscal year 2005 Annual Report. As of June 30, 2006, we have accrued an aggregate of $21.6 million for the taxes, penalties and interest attributable to underreported employee payroll, which we expect to begin paying during the quarter ending September 30, 2006. Operating income for three months ended June 30, 2005 included $0.9 million attributable to this accrual. No additional amounts were incurred during the three months ended June 30, 2006.
     As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in our fiscal year 2005 Annual Report and lead us to take other remedial actions or otherwise adversely impact us.
     During fiscal years 2005 and 2006 and the three months ended June 30, 2006, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
     As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through these agents may be significantly impacted.
     We have disclosed the activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with us. One such customer has conducted its own investigation and contract audit. We have agreed with that customer on certain actions we will take to address the findings of their audit, which in large part are steps we have taken or had already planned to take. Since our customers in Nigeria are affiliates of major international petroleum companies with whom we do business throughout the world, any actions which are taken by certain customers could have a material adverse effect on our business, financial position and results of operations, and these customers may preclude us from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude us from bidding on contracts to provide services in the countries where improper activities took place.
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
     In a South American country, where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, or to export our aircraft and inventory from that country. We recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005 and the three months ended June 30, 2006 and 2005, we derived approximately $8.0 million, $10.2 million, $2.0 million, and $2.0 million, respectively, of leasing and other revenues from this joint venture, of which $4.0 million, $3.2 million, $0.9 million and $1.3 million, respectively, was paid by us to a third party for the use of the aircraft. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture. No dividend income was derived from this joint venture during fiscal year 2006 or the three months ended June 30, 2006.
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
     Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking have resulted in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent as our increased costs, our operating income will decrease.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
     Document Subpoena from U.S. Department of Justice — On June 15, 2005, we issued a press release disclosing that one of our subsidiaries had received a document subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”). The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena. We will continue to provide additional information in connection with the investigation as required.
     The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business. The outcome of the DOJ investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving the Company or current or former officers, directors or employees of the Company, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies, and/or the payment of treble damages in civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. The DOJ investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue. In connection with this matter, we incurred $2.6 million and $0.6 million in legal and other professional fees in fiscal year 2006 and the three months ended June 30, 2006, respectively, and significant expenditures may continue to be incurred in the future.
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
     Hurricanes Katrina and Rita — As a result of hurricanes Katrina and Rita, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and hurricane Rita severely damaged the Creole, Louisiana, base and flooded the Intracoastal City, Louisiana, base. These facilities have since been reopened. Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we believe that it is probable that we will receive a total of $2.8 million in insurance recoveries ($1.5 million has been received thus far). We recorded a $0.2 million net gain during fiscal year 2006, ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.
     Aircraft Repurchase Commitments — During November 2002, we sold assets related to our activities in Italy. In connection with this sale, we also agreed to acquire ownership of three aircraft used in the Italy operations and currently leased from unrelated third parties at future dates, and transfer ownership to the buyer. As part of this arrangement, we agreed to exercise our purchase option at the conclusion of each lease and to sell these aircraft to the buyer for an aggregate sales price of €8.8 million ($11.4 million). During fiscal year 2005, leases with one of the third parties were terminated and the sale to the buyer closed on two of these aircraft, resulting in the recognition of a $2.3 million gain. We have exercised the purchase option on the remaining aircraft and we expect the sale to be completed during the three months ending September 30, 2006, resulting in a gain of approximately $2.2 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
     Guarantees — We have guaranteed the repayment of up to £10 million ($18.5 million) of the debt of FBS and $13.1 million of the debt of RLR, both unconsolidated affiliates. See discussion of these commitments in Note 6 to our fiscal year 2006 Financial Statements. As of June 30, 2006, we have recorded a liability of $0.8 million representing the fair value of the RLR guarantee, which is reflected in our consolidated balance sheet in other liabilities and deferred credits. Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of June 30, 2006, surety bonds with an aggregate value of 39.9 million Mexican pesos ($3.5 million) were outstanding.
     The following table summarizes our commitments under these guarantees as of June 30, 2006:

Amount of Commitment Expiration Per Period
	Remainder of Fiscal	Fiscal Years	Fiscal Years	Fiscal Year 2012
Total	Year 2007	2008-2009	2010-2011	and Thereafter
	(In thousands)
$35,063	$3,496	$13,079	$ —	$18,488
     Other Matters — Although infrequent, flight accidents have occurred in the past, and substantially all of the related losses and liability claims have been covered by insurance. We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
NOTE 5 — TAXES
     Our effective income tax rates from continuing operations were 33.0% and 20.9% for the three months ended June 30, 2006 and 2005, respectively. The significant variance between the U.S. federal statutory rate and the effective rate for the three months ended June 30, 2005 was due primarily to the impact of the reversals of reserves for tax contingencies of $2.9 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations. During the three months ended June 30, 2006, we had net reversals of reserves for estimated tax exposures of $0.8 million. Reversals of reserves at a level similar to that for the three months ended June 30, 2006 are expected to occur in each of the remaining quarterly periods of fiscal year 2007. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
NOTE 6 — EMPLOYEE BENEFIT PLANS
Pension Plans
     The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Service cost for benefits earned during the period	$63	$57
Interest cost on pension benefit obligation	5,484	4,367
Expected return on assets	(5,674)	(3,973)
Amortization of unrecognized experience losses	879	747

Net periodic pension cost	$752	$1,198

     The current estimate of our cash contributions to the pension plans for fiscal year 2007 is $9.9 million, $0.9 million of which was paid during the three months ended June 30, 2006.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Stock-Based Compensation
     We have a number of incentive and stock option plans, which are described in Note 9 to our fiscal year 2006 Financial Statements.
     Prior to April 1, 2006, we accounted for these stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense was reflected in net income for stock options that we had issued to our employees, as all options granted under those plans had an exercise price equal to the market value of the underlying shares on the date of grant. Additionally, as required under the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we provided pro forma net income and earnings per share for each period as if we had applied the fair value method to measure stock-based compensation expense. Compensation expense related to awards of restricted stock units was recorded in our statements of income over the vesting period of the awards.
     Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes and revises guidance in ABP No. 25 and SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (1) unvested stock options under our stock option plans as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) any new share-based awards granted subsequent to March 31, 2006 (including restricted stock units), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is commensurate with the vesting term.
     As a result of adopting SFAS No. 123(R) on April 1, 2006, our income before provision for income taxes and minority interest and net income for the three months ended June 30, 2006 were $0.4 million and $0.3 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.75 and $0.74, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.74 and $0.73, respectively.
     Total share-based compensation expense, which includes stock options and restricted stock units, was $0.8 million for the three months ended June 30, 2006 compared to less than $0.1 million for the three months ended June 30, 2005. Stock-based compensation expense has been allocated to our various business units.
     Stock Options — We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS No. 123. The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options.
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on the historical volatility of shares of our common stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our common stock at this time. We also use historical data to estimate the expected term of the options within the option pricing model; groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding. Additionally, SFAS No. 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual pre-vesting forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to April 1, 2006.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
     The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants issued during the three months ended March 31, 2006.

Risk free interest rate	5.0% - 5.2%
Expected life (years)	4
Volatility	34%
Dividend yield	—
     The weighted average grant date fair value of options granted during the three months ended June 30, 2006 was $12.07 per option. Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.5 million as of June 30, 2006, relating to a total of 433,895 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.87 years. The total fair value of options vested during the three months ended June 30, 2006 was approximately $0.6 million.
     Options issued under our stock option plans had vesting terms ranging from six months to three years. Options issued under these plans expire ten years from the date of grant, except for options issued to non-employee directors which expire from three months to one year following the date when the individual ceases to be a director (based on the reason thereof). The following is a summary of stock option activity for the three months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
				(In thousands)
Balance as of March 31, 2006	813,763	$24.90	7.83	$9,033

Granted	147,000	35.02
Exercised	(44,624)	17.12
Forfeited	(16,075)	28.19

Balance as of June 30, 2006	900,064	$26.88	8.10	$8,211

Exercisable as of June 30, 2006	466,169	$24.16	7.26	$5,520

     The total intrinsic value, determined as of the date of exercise, of options exercised for the three months ended June 30, 2006 and 2005 was $0.9 million and $0.3 million, respectively. We received $0.8 million and $0.5 million in cash from option exercises for the three months ended June 30, 2006 and 2005, respectively. The total tax benefit attributable to options exercised during the three months ended June 30, 2006 and 2005 was $0.3 million and $0.1 million, respectively.
     SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. The excess tax benefits from stock-based compensation of $0.3 million as reported on our condensed consolidated statement of cash flows in financing activities for the three months ended June 30, 2006 represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.
     Restricted Stock Units — We record compensation expense for restricted stock units based on an estimate of the expected vesting, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated vesting period is reassessed quarterly. Changes in such estimates may cause the amount of expense recognized each period to fluctuate. Compensation expense related to awards of restricted stock units was recognized before the adoption of SFAS No. 123(R) and totaled $0.3 million and less than $0.1 million for the three months ended June 30, 2006 and 2005, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
     The following is a summary of non-vested restricted stock units as of June 30, 2006 and changes during the period:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Units	Per Unit
Non-vested as of March 31, 2006	198,200	$29.32
Granted	195,680	35.03
Forfeited	(4,240)	30.90

Non-vested as of June 30, 2006	389,640	32.16

     Unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $11.1 million as of June 30, 2006, relating to a total of 389,640 unvested restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 4.68 years.
     Prior Period Pro Forma Presentation — The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

Three months
ended
June 30, 2005
(In thousands,
except per
share
amounts)
Net income, as reported	$11,972
Stock-based employee compensation expense included in reported net income, net of tax	30
Stock-based employee compensation expense, net of tax	(546)

Pro forma net income	$11,456

Basic earnings:
Earnings, as reported	$0.51
Stock-based employee compensation expense, net of tax	(0.02)

Pro forma basic earnings per share	$0.49

Diluted earnings:
Earnings, as reported	$0.51
Stock-based employee compensation expense, net of tax	(0.02)

Pro forma diluted earnings per share	$0.49

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.3% - 3.9%
Expected life (years)	5
Volatility	40%
Dividend yield	—

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 7 — EARNINGS PER SHARE
     Basic earnings per common share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share for the three months ended June 30, 2006 excluded options to purchase 176,880 shares at a weighted average exercise price of $31.77, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three months ended June 30, 2005 excluded options to purchase 89,000 shares at a weighted average exercise price of $33.69, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2006	2005
Net income (in thousands):
Income available to common stockholders – basic and diluted	$17,229	$11,972

Shares:
Weighted average number of common shares outstanding – basic	23,393,010	23,319,677
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	114,498	262,734

Weighted average number of common shares outstanding – diluted	23,507,508	23,582,411

Basic earnings per share	$0.74	$0.51

Diluted earnings per share	$0.73	$0.51

NOTE 8 — SEGMENT INFORMATION
     We operate principally in two business segments: Helicopter Services and Production Management Services. We conduct the operations of our Helicopter Services segment through seven business units: North America, South and Central America, Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations. We provide Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name. The following shows reportable segment information for the three months ended June 30, 2006 and 2005, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Segment gross revenue from external customers:
Helicopter Services:
North America	$59,072	$46,686
South and Central America	13,012	9,587
Europe	70,006	58,244
West Africa	31,736	25,909
Southeast Asia	17,041	13,808
Other International	8,954	7,223
EH Centralized Operations	3,601	2,514

Total Helicopter Services	203,422	163,971
Production Management Services	17,665	16,950
Corporate	(25)	16

Total segment gross revenue	$221,062	$180,937

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$7,728	$5,763
South and Central America	225	450
Europe	1,387	935
West Africa	—	—
Southeast Asia	—	—
Other International	—	365
EH Centralized Operations	10,804	9,893

Total Helicopter Services	20,144	17,406
Production Management Services	19	19

Total intersegment and intrasegment gross revenue	$20,163	$17,425

Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$66,800	$52,449
South and Central America	13,237	10,037
Europe	71,393	59,179
West Africa	31,736	25,909
Southeast Asia	17,041	13,808
Other International	8,954	7,588
EH Centralized Operations	14,405	12,407
Intrasegment eliminations	(17,298)	(15,462)

Total Helicopter Services (1)	206,268	165,915
Production Management Services (2)	17,684	16,969
Corporate	(25)	16
Intersegment eliminations	(2,865)	(1,963)

Total consolidated gross revenue	$221,062	$180,937

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$11,095	$9,783
South and Central America	3,622	412
Europe	9,036	6,920
West Africa	2,408	2,071
Southeast Asia	1,089	707
Other International	1,106	1,227
EH Centralized Operations	5,460	(1,286)

Total Helicopter Services	33,816	19,834
Production Management Services	1,413	1,320
Gain on disposal of assets	998	592
Corporate	(5,167)	(6,701)

Total consolidated operating income	$31,060	$15,045

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	June 30,	March 31,
	2006	2006
	(In thousands)
Identifiable assets: (3)
Helicopter Services:
North America	$427,365	$415,045
South and Central America	10,160	10,042
Europe	36,499	31,515
West Africa	7,885	8,918
Southeast Asia	15,530	13,657
Other International	30,569	28,125
EH Centralized Operations	564,877	520,524

Total Helicopter Services	1,092,885	1,027,826
Production Management Services	33,074	34,013
Corporate	113,835	114,574

Total identifiable assets	$1,239,794	$1,176,413

(1)	Includes reimbursable revenue of $23.3 million and $14.1 million for the three months ended June 30, 2006 and 2005, respectively.

(2)	Includes reimbursable revenue of $3.9 million and $4.6 million for the three months ended June 30, 2006 and 2005, respectively.

(3)	Information presented herein for our business units related to identifiable assets is based on the business unit that owns the underlying assets. A significant portion of these assets are leased from our North America and EH Centralized Operations business units to other business units. Our operating revenue and operating expenses associated with the operations of those assets is reflected in the results for the business unit that operates the assets, and the intercompany lease revenue and expense eliminates in consolidation.
NOTE 9 — COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Net income	$17,229	$11,972
Other comprehensive income (loss):
Currency translation adjustments	18,367	(13,832)

Comprehensive income (loss)	$35,596	$(1,860)

     During the three months ended June 30, 2006, the U.S. dollar weakened against the British pound sterling resulting in significant translation gains recorded as a component of stockholders’ investment as of June 30, 2006. During the three months ended June 30, 2005, the U.S. dollar strengthened against the British pound sterling resulting in significant translation losses recorded as a component of stockholders’ investment as of June 30, 2005. See discussion of foreign currency translation in Note 1.
NOTE 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     In connection with the sale of the Senior Notes, certain of our wholly-owned subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$(25)	$84,449	$136,638	$—	$221,062
Intercompany revenue	—	2,926	2,365	(5,291)	—

	(25)	87,375	139,003	(5,291)	221,062

Operating expense:
Direct cost	67	62,327	102,974	—	165,368
Intercompany expenses	—	2,365	2,876	(5,241)	—
Depreciation and amortization	26	4,250	6,007	—	10,283
General and administrative	5,049	4,366	5,984	(50)	15,349
Gain on disposal of assets	—	(136)	(862)	—	(998)

	5,142	73,172	116,979	(5,291)	190,002

Operating income (loss)	(5,167)	14,203	22,024	—	31,060
Earnings (losses) from unconsolidated affiliates, net	11,870	(272)	1,885	(11,924)	1,559
Interest income	14,630	60	877	(14,277)	1,290
Interest expense	(3,283)	—	(14,230)	14,277	(3,236)
Other income (expense), net	(89)	(77)	(4,619)	—	(4,785)

Income before provision for income taxes and minority interest	17,961	13,914	5,937	(11,924)	25,888
Allocation of consolidated income taxes	(693)	(1,369)	(6,481)	—	(8,543)
Minority interest	(39)	—	(77)	—	(116)

Net income (loss)	$17,229	$12,545	$(621)	$(11,924)	$17,229

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$16	$71,575	$109,346	$—	$180,937
Intercompany revenue	—	1,590	1,121	(2,711)	—

	16	73,165	110,467	(2,711)	180,937

Operating expense:
Direct cost	8	53,057	88,149	—	141,214
Intercompany expenses	—	1,122	1,479	(2,601)	—
Depreciation and amortization	17	4,207	6,083	—	10,307
General and administrative	6,692	2,978	5,403	(110)	14,963
Loss (gain) on disposal of assets	6	(9)	(589)	—	(592)

	6,723	61,355	100,525	(2,711)	165,892

Operating income (loss)	(6,707)	11,810	9,942	—	15,045
Earnings (losses) from unconsolidated affiliates, net	6,831	(810)	909	(6,884)	46
Interest income	13,534	44	1,127	(13,673)	1,032
Interest expense	(3,668)	(1)	(13,712)	13,673	(3,708)
Other income (expense), net	(347)	(8)	3,138	—	2,783

Income before provision for income taxes and minority interest	9,643	11,035	1,404	(6,884)	15,198
Allocation of consolidated income taxes	2,370	(1,241)	(4,305)	—	(3,176)
Minority interest	(41)	—	(9)	—	(50)

Net income (loss)	$11,972	$9,794	$(2,910)	$(6,884)	$11,972

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,171	$1,428	$67,035	$—	$109,634
Accounts receivable	25,088	68,098	117,935	(36,163)	174,958
Inventories	—	71,865	83,814	—	155,679
Prepaid expenses and other	824	3,575	12,816	—	17,215

Total current assets	67,083	144,966	281,600	(36,163)	457,486
Intercompany investment	278,435	1,046	—	(279,481)	—
Investment in unconsolidated affiliates	4,801	1,315	34,552	—	40,668
Intercompany notes receivable	620,783	—	18,453	(639,236)	—
Property and equipment – at cost:
Land and buildings	220	31,320	12,275	—	43,815
Aircraft and equipment	1,874	394,392	503,901	—	900,167

	2,094	425,712	516,176	—	943,982

Less: Accumulated depreciation and amortization	(1,373)	(113,552)	(164,259)	—	(279,184)

	721	312,160	351,917	—	664,798
Goodwill	—	18,594	8,102	111	26,807
Other assets	9,117	65	40,853	—	50,035

	$980,940	$478,146	$735,477	$(954,769)	$1,239,794

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,012	$19,776	$47,443	$(10,901)	$57,330
Accrued liabilities	12,338	21,329	93,980	(25,262)	102,385
Deferred taxes	(5,733)	—	12,351	—	6,618
Short-term borrowings and current maturities of long-term debt	—	—	14,489	—	14,489

Total current liabilities	7,617	41,105	168,263	(36,163)	180,822
Long-term debt, less current maturities	234,380	—	12,649	—	247,029
Intercompany notes payable	19,966	107,106	512,164	(639,236)	—
Other liabilities and deferred credits	4,396	9,964	148,267	—	162,627
Deferred taxes	34,515	1,821	32,909	—	69,245
Minority interest	1,920	—	2,429	—	4,349
Stockholders’ investment:
Common stock	234	4,062	23,578	(27,640)	234
Additional paid-in-capital	161,191	51,170	13,476	(64,646)	161,191
Retained earnings	464,753	262,918	(70,038)	(192,880)	464,753
Accumulated other comprehensive income (loss)	51,968	—	(108,220)	5,796	(50,456)

	678,146	318,150	(141,204)	(279,370)	575,722

	$980,940	$478,146	$735,477	$(954,769)	$1,239,794

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$74,601	$1,363	$46,518	$—	$122,482
Accounts receivable	23,627	57,332	112,277	(32,831)	160,405
Inventories	—	71,061	76,799	—	147,860
Prepaid expenses and other	1,146	4,080	11,293	—	16,519

Total current assets	99,374	133,836	246,887	(32,831)	447,266

Intercompany investment	266,510	1,046	—	(267,556)	—
Investment in unconsolidated affiliates	4,854	1,587	33,471	—	39,912
Intercompany notes receivable	547,552	—	13,954	(561,506)	—
Property and equipment — at cost:
Land and buildings	171	29,251	11,250	—	40,672
Aircraft and equipment	1,695	357,051	479,568	—	838,314

	1,866	386,302	490,818	—	878,986

Less: Accumulated depreciation and amortization	(1,349)	(109,963)	(151,760)	—	(263,072)

	517	276,339	339,058	—	615,914
Goodwill	—	18,593	8,133	111	26,837
Other assets	8,808	176	37,500	—	46,484

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$920	$19,225	$39,006	$(9,437)	$49,714
Accrued liabilities	14,696	20,399	79,855	(23,394)	91,556
Deferred taxes	(6,060)	—	11,085	—	5,025
Short-term borrowings and current maturities of long-term debt	—	—	17,634	—	17,634

Total current liabilities	9,556	39,624	147,580	(32,831)	163,929
Long-term debt, less current maturities	234,381	—	13,281	—	247,662
Intercompany notes payable	14,658	74,525	472,323	(561,506)	—
Other liabilities and deferred credits	4,658	10,175	139,704	—	154,537
Deferred taxes	34,361	1,648	32,272	—	68,281
Minority interest	1,804	—	2,503	—	4,307
Stockholders’ investment:
Common stock	234	4,062	23,578	(27,640)	234
Additional paid-in-capital	158,762	51,170	13,476	(64,646)	158,762
Retained earnings	447,524	250,373	(69,417)	(180,956)	447,524
Accumulated other comprehensive income (loss)	21,677	—	(96,297)	5,797	(68,823)

	628,197	305,605	(128,660)	(267,445)	537,697

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(39,344)	$40,613	$19,933	$10,975	$32,177

Cash flows from investing activities:
Capital expenditures	(228)	(42,248)	(4,406)	—	(46,882)
Proceeds from asset dispositions	—	1,700	856	—	2,556

Net cash used in investing activities	(228)	(40,548)	(3,550)	—	(44,326)

Cash flows from financing activities:
Proceeds from borrowings	5,000	—	7,195	(12,195)	—
Repayment of debt and debt redemption premiums	—	—	(3,957)	—	(3,957)
Repayment of intercompany debt	—	—	(1,220)	1,220	—
Partial prepayment of put/call obligation	(30)	—	—	—	(30)
Issuance of common stock	764	—	—	—	764
Tax benefit related to exercise of stock options	303	—	—	—	303

Net cash provided by (used in) financing activities	6,037	—	2,018	(10,975)	(2,920)
Effect of exchange rate changes on cash and cash equivalents	105	—	2,116	—	2,221

Net increase (decrease) in cash and cash equivalents	(33,430)	65	20,517	—	(12,848)
Cash and cash equivalents at beginning of period	74,601	1,363	46,518	—	122,482

Cash and cash equivalents at end of period	$41,171	$1,428	$67,035	$—	$109,634

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(13,035)	$25,830	$(15,357)	$(7,213)	$(9,775)
Cash flows from investing activities:
Capital expenditures	(4)	(22,544)	(7,582)	—	(30,130)
Proceeds from asset dispositions	68	502	1,824	—	2,394

Net cash provided by (used in) investing activities	64	(22,042)	(5,758)	—	(27,736)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	—	—	(798)	—	(798)
Repayment of intercompany debt	(1)	(3,700)	(12)	3,713	—
Dividends paid	—	(3,500)	—	3,500	—
Partial prepayment of put/call obligation	(34)	—	—	—	(34)
Issuance of common stock	530	—	—	—	530

Net cash provided by (used in) financing activities	495	(7,200)	(810)	7,213	(302)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,405)	—	(2,405)

Net decrease in cash and cash equivalents	(12,476)	(3,412)	(24,330)	—	(40,218)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$11,471	$4,495	$90,256	$—	$106,222

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bristow Group Inc.:
     We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of June 30, 2006 and the related condensed consolidated statements of income and cash flows for the three-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated June 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
August 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2006 and 2005, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2007 is referred to as “fiscal year 2007.”
Forward-Looking Statements
     This Form 10-Q for June 30, 2006 (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would, could or other similar words; however, statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
     Our forward-looking statements reflect our views and assumptions on the date of this Quarterly Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include those Risk Factors disclosed in the Annual Report; the cautionary statements made in the Annual Report with respect to our forward-looking statements; the risks cited in, and the cautionary statements made in, our Forms 10-Q and 8-K filed during the current fiscal year; the level of activity in the oil and natural gas industry; production related activities becoming more sensitive to variances in commodity prices; the U.S. Department of Justice (the “DOJ”) or the U.S. Securities and Exchange Commission (“SEC”) investigation having a greater than anticipated financial impact (see “Internal Review and Governmental Investigations” below); and the implementation of our plan to improve our internal control over financial reporting.
     All forward-looking statements in this Quarterly Report are qualified by these cautionary statements and speak only as of the date of this Quarterly Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
     This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item bearing on our financial condition and operating performance.
General
     We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated. We are one of two helicopter service providers to the offshore energy industry with global operations. We have major operations in the U.S. Gulf of Mexico and the North Sea, and operations in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad.
     We conduct our business in two segments: Helicopter Services and Production Management Services. The Helicopter Services segment conducts its operations through seven business units:
•	North America;

•	South and Central America;

•	Europe;

•	West Africa;

•	Southeast Asia;

•	Other International; and

•	Eastern Hemisphere (“EH”) Centralized Operations.
     We provide helicopter services to a broad base of major, independent, international and national energy companies. Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations. A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities. As of June 30, 2006, we operated 333 aircraft (including 311 aircraft owned and five aircraft held for sale), and our unconsolidated affiliates operated an additional 147 aircraft (excluding those aircraft leased from us).
     We are also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. This provides us additional opportunities to use our Helicopter Services. We also handle regulatory and production reporting for some of our customers. As of June 30, 2006, we managed or had personnel assigned to 315 production facilities in the U.S. Gulf of Mexico. Our Production Management Services segment also leases helicopters from our Helicopter Services segment.
     During the Current Quarter, our North America, South and Central America, Europe, West Africa, Southeast Asia, Other International and EH Centralized Operations business units contributed 27%, 6%, 31%, 14%, 8%, 4% and 2%, respectively, of our gross revenue. Our Production Management Services segment contributed the remaining 8% of our gross revenue in the Current Quarter.
     The following table sets forth the number of our aircraft owned or leased as of the dates indicated:

	June 30,	March 31,
	2006	2006
North America	169	170
South and Central America	34	32
Europe	38	40
West Africa	51	48
Southeast Asia	16	15
Other International	20	21
EH Centralized Operations	5	5

Total consolidated affiliates	333	331

Additional aircraft operated by unconsolidated affiliates	147	146

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
     As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter services in many foreign countries through interests in affiliates, some of which are unconsolidated. Generally, we realize revenue from these foreign operations by leasing aircraft and providing services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. For additional information about these unconsolidated affiliates, see Note 3 in the “Notes to Consolidated Financial Statements” included in the Annual Report and Note 2 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Market Outlook
     We are currently experiencing significant demand for our helicopter services and, in certain of our markets (particularly the U.S. Gulf of Mexico), we are unable to meet the full demand and have been forced to decline customer orders. Based on our current contract level and discussions with our customers about their needs for aircraft related to their oil and gas production and exploration plans, we anticipate the demand for aircraft services will continue at a very high level for the near term. Further, based on the projects planned by our customers in the markets in which we currently operate, we anticipate global demand for our services will grow in the long term and exceed the transportation capacity of the aircraft we and our competitors currently have in our fleets and on order. In addition, this high level of demand has allowed us to increase the rates we charge for our services over the past several years.

     We expect to see growth in demand for additional helicopter services particularly in North and South America, West Africa and Asia, including the Caspian Sea region. We expect that the relative importance of our Southeast Asia and Other International business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft from weaker markets into markets that will sustain higher rates for our services. Currently, helicopter manufacturers are indicating very limited supply availability during the next three years. We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services. At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by the current market conditions.
     Current activity levels in the Gulf of Mexico are at or near all-time highs. There has also been a trend of major oil and gas companies transferring reserves located in the U.S. Gulf of Mexico to smaller, independent oil and gas producers. This trend has generated, and is expected to continue to generate, additional demand for our production management services, as smaller producers are more likely to require the operational and manpower support that our Production Management Services segment provides.
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
     In 2005, we conducted the Internal Review, which consisted of a review of certain of our prior business practices, focused on Foreign Corrupt Practices Act matters and other issues in a number of our international operations. As a result of the findings of the Internal Review, our quarter ended December 31, 2004 and prior financial statements reflected all known restatements. We informed the SEC of the Internal Review, and they have a formal investigation pending. We have responded to the SEC’s requests for documents and intend to continue to do so. For additional discussion of the SEC investigation, the Internal Review and related proceedings, see “Internal Review and Governmental Investigations.”

Overview of Operating Results
     The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$193,865	$162,234
Reimbursable revenue	27,197	18,703

Total gross revenue	221,062	180,937

Operating expense:
Direct cost	138,470	122,552
Reimbursable expense	26,898	18,662
Depreciation and amortization	10,283	10,307
General and administrative	15,349	14,963
Gain on disposal of assets	(998)	(592)

Total operating expense	190,002	165,892

Operating income	31,060	15,045
Earnings from unconsolidated affiliates, net of losses	1,559	46
Interest expense, net	(1,946)	(2,676)
Other income (expense), net	(4,785)	2,783

Income before provision for income taxes and minority interest	25,888	15,198
Provision for income taxes	(8,543)	(3,176)
Minority interest	(116)	(50)

Net income	$17,229	$11,972

Current Quarter Compared to Comparable Quarter
     Our gross revenue increased to $221.1 million for the Current Quarter from $180.9 million for the Comparable Quarter, an increase of 22.2%. The increase in gross revenue occurred in both our Helicopter Services segment and our Production Management Services segment. Helicopter Services primarily contributed to the increase in gross revenue with improvements for North America, resulting from an increase in flight hours and rates, and improvements in Europe, resulting from higher rates and new contracts. Our operating expense increased to $190.0 million for the Current Quarter from $165.9 million for the Comparable Quarter, an increase of 14.5%. The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates (which are generally recovered from our customers), and higher salaries and benefits associated with the addition of personnel, salary increases and the impact of the adoption of the new equity compensation accounting standard in the Current Quarter (see discussion below). Primarily as a result of lower maintenance costs within our EH Centralized Operations business unit and the improvement in rates in North America and Europe, our operating income and operating margin for the Current Quarter increased to $31.1 million and 14.1%, respectively, compared to $15.0 million and 8.3%, respectively, for the Comparable Quarter.
     Net income for the Current Quarter of $17.2 million represents a $5.2 million increase from the Comparable Quarter. This increase in net income was driven by the increase in operating income discussed above, which was partially offset by foreign exchange losses of $4.8 million in the Current Quarter compared to foreign exchange gains of $2.8 million in the Comparable Quarter, and an increase in the provision for income taxes to $8.5 million in the Current Quarter from $3.2 million in the Comparable Quarter. The provision for income taxes increased as a result of the increase in income during the Current Quarter and from an increase in the overall effective tax rate to 33.0% in the Current Quarter from 20.9% in the Comparable Quarter.

Results of Operations
     The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the seven business units comprising our Helicopter Services segment.

	Three Months Ended
	June 30,
	2006	2005
Flight hours (excludes unconsolidated affiliates)
Helicopter Services:
North America	40,595	35,778
South and Central America	9,285	9,516
Europe	10,170	9,731
West Africa	8,883	8,344
Southeast Asia	3,206	2,722
Other International	2,052	1,603

Consolidated total	74,191	67,694

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Gross revenue:
Helicopter Services:
North America	$66,800	$52,449
South and Central America	13,237	10,037
Europe	71,393	59,179
West Africa	31,736	25,909
Southeast Asia	17,041	13,808
Other International	8,954	7,588
EH Centralized Operations	14,405	12,407
Intrasegment eliminations	(17,298)	(15,462)

Total Helicopter Services (1)	206,268	165,915
Production Management Services (2)	17,684	16,969
Corporate	(25)	16
Intersegment eliminations	(2,865)	(1,963)

Consolidated total	$221,062	$180,937

Operating expense: (3)
Helicopter Services:
North America	$55,705	$42,666
South and Central America	9,615	9,625
Europe	62,357	52,259
West Africa	29,328	23,838
Southeast Asia	15,952	13,101
Other International	7,848	6,361
EH Centralized Operations	8,945	13,693
Intrasegment eliminations	(17,298)	(15,462)

Total Helicopter Services	172,452	146,081
Production Management Services	16,271	15,649
Gain on disposal of assets	(998)	(592)
Corporate	5,142	6,717
Intersegment eliminations	(2,865)	(1,963)

Consolidated total	$190,002	$165,892

See notes beginning on following page.

	Three Months Ended
	June 30,
	2006	2005
	(In thousands, except percentages)
Operating income:
Helicopter Services:
North America	$11,095	$9,783
South and Central America	3,622	412
Europe	9,036	6,920
West Africa	2,408	2,071
Southeast Asia	1,089	707
Other International	1,106	1,227
EH Centralized Operations	5,460	(1,286)

Total Helicopter Services	33,816	19,834
Production Management Services	1,413	1,320
Gain on disposal of assets	998	592
Corporate	(5,167)	(6,701)

Consolidated operating income	31,060	15,045
Earnings from unconsolidated affiliates	1,559	46
Interest income	1,290	1,032
Interest expense	(3,236)	(3,708)
Other income (expense), net	(4,785)	2,783

Income before provision for income taxes and minority interest	25,888	15,198
Provision for income taxes	(8,543)	(3,176)
Minority interest	(116)	(50)

Net income	$17,229	$11,972

Operating margin: (4)
Helicopter Services:
North America	16.6%	18.7%
South and Central America	27.4%	4.1%
Europe	12.7%	11.7%
West Africa	7.6%	8.0%
Southeast Asia	6.4%	5.1%
Other International	12.4%	16.2%
EH Centralized Operations	37.9%	(10.4)%
Total Helicopter Services	16.4%	12.0%
Production Management Services	8.0%	7.8%
Consolidated total	14.1%	8.3%

(1)	Includes reimbursable revenue of $23.3 million and $14.1 million for the three months ended June 30, 2006 and 2005, respectively.

(2)	Includes reimbursable revenue of $3.9 million and $4.6 million for the three months ended June 30, 2006 and 2005, respectively.

(3)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Helicopter Services:
North America	$4,182	$4,099
South and Central America	455	538
Europe	128	135
West Africa	301	291
Southeast Asia	85	(49)
Other International	504	469
EH Centralized Operations	4,555	4,757

Total Helicopter Services	10,210	10,240
Production Management Services	47	50
Corporate	26	17

Consolidated total	$10,283	$10,307

(4)	Operating margin is calculated as gross revenues less operating expenses divided by gross revenues.
Current Quarter Compared to Comparable Quarter
     Set forth below is a discussion of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.
Helicopter Services
     Gross revenue for Helicopter Services increased to $206.3 million, an increase of 24.4%, for the Current Quarter from $165.9 million for the Comparable Quarter, and operating expense increased to $172.5 million, an increase of 18.1%, from $146.1 million for the Comparable Quarter. This resulted in an operating margin of 16.4% for the Current Quarter compared to 12.0% for the Comparable Quarter. Helicopter Services results are further explained below by business unit.
North America
     Gross revenue for North America increased to $66.8 million for the Current Quarter from $52.4 million for the Comparable Quarter, and flight activity increased by 13.5%. The increase in gross revenue is due to an increase in the number of aircraft on month-to-month contracts for the Current Quarter (as is reflected in the increase in flight activity), a rate increase in May 2005 of 8% (which was phased in during fiscal year 2006), an additional 10% rate increase for certain contracts (which is being phased in beginning in March 2006), and an increase in fuel surcharges we billed to our customers as a result of fuel price increases.
     Operating expense for North America increased to $55.7 million for the Current Quarter from $42.7 million for the Comparable Quarter. The increase was primarily due to higher labor costs associated with the increase in flight activity and from the adoption of the new equity compensation accounting standard in the Current Quarter, costs incurred in the Current Quarter related to the DOJ investigation (see “Internal Review and Governmental Investigations — Document Subpoena from U.S. Department of Justice” below for further discussion), and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon. We are generally able to recover fuel costs increases from our customers. Our operating margin for North America decreased to 16.6% for the Current Quarter from 18.7% for the Comparable Quarter primarily due to the increase in labor costs and costs related to the DOJ investigation discussed above.
South and Central America
     Gross revenue for South and Central America increased to $13.2 million for the Current Quarter from $10.0 million for the Comparable Quarter primarily due to a 15.5% increase in flight activity in Trinidad and revenue recognized in the Current Quarter upon receipt of cash from our joint venture in Mexico. Flight activity increased in Trinidad as a result of the addition of an aircraft in this market and the addition of a new contract in this market in November 2005. In Mexico, the contract with Petróleos Mexicanos (“PEMEX”) concluded in February 2005. As a result, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”). During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. As of June 30, 2006, $1.0 million of revenues billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.6 million for revenues billed but not collected from HC. During the Current Quarter, we recognized revenue of $0.8 million upon receipt of payment from HC for amounts billed in fiscal year 2006.
     Operating expense for South and Central America totaled $9.6 million for both the Current Quarter and the Comparable Quarter. Operating expense increased in Trinidad as a result of the increase in flight activity in that market, which was fully offset by lower operating expense in other markets. The largest of these decreases was noted in Mexico, where overall flight activity has declined due to the conclusion of the PEMEX contract. As a result of the increase in gross revenue while operating expense was unchanged, the operating margin for this business unit increased significantly to 27.4% for the Current Quarter from 4.1% for the Comparable Quarter.
     Since the conclusion of the PEMEX contract in February 2005, we have taken several actions to improve the financial condition and profitability of HC, including relocating several aircraft to other markets, restructuring our profit sharing arrangement with our partner, and completing a recapitalization of Heliservicio on August 19, 2005. We also are exploring markets in which to redeploy aircraft that are currently operating on an ad hoc basis in Mexico. In June 2006, Heliservicio was awarded a two-year contract by PEMEX. Under this contract, Heliservicio will provide and operate three medium helicopters in support of PEMEX’s oil and gas operations. We will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.
     We are negotiating the termination of our ownership interest in the joint venture that operates in Brazil. Nevertheless, upon such termination, we anticipate that we will lease additional aircraft to helicopter service operations in Brazil. To the extent that we are not able to continue such leases, we expect to experience a substantial reduction in business activity in Brazil in future periods.
Europe
     Gross revenue for Europe increased to $71.4 million for the Current Quarter from $59.2 million for the Comparable Quarter, primarily as a result of a 4.5% increase in flight activity. The majority of the increase in flight hours related to the start of a new contract within the North Sea that commenced in July 2005.
     Operating expense for Europe increased to $62.4 million for the Current Quarter from $52.3 million for the Comparable Quarter primarily due to an increase in activity in the North Sea, higher fuel rates and the impact of additions in personnel and salary increases in the Current Quarter compared to the Comparable Quarter. We are generally able to recover fuel cost increases from our customers. As a result of the increase in gross revenue, operating margin for Europe increased to 12.7% for the Current Quarter from 11.7% for the Comparable Quarter.
     In December 2005, we were informed that we were not awarded the contract extension commencing in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”). The MCA has the option to extend our agreement through July 2009, and we expect that the transition of work will take place, one base at a time, over a period of at least one year. At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers or trade the aircraft in as partial consideration towards the purchase of new aircraft. We are currently evaluating our options related to these aircraft. In the Current Quarter and Comparable Quarter, we had $4.1 million and $2.2 million, respectively, in operating revenues associated with this contract. In July 2006, we announced a partnership with an unconsolidated affiliate of ours, FB Heliservices Limited (“FBH”), and a third party, Serco, through which we will form a team to seek to obtain the future U.K.-wide search and rescue contract.

West Africa
     Gross revenue for West Africa increased to $31.7 million for the Current Quarter from $25.9 million for the Comparable Quarter, primarily as a result of a 6.5% increase in flight activity in Nigeria from the Comparable Quarter, including additional ad hoc flying, which generally earns higher rates.
     Operating expense for West Africa increased to $29.3 million for the Current Quarter from $23.8 million in the Comparable Quarter. The increase was primarily as a result of higher salary expense due to the increase in activity. We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. We do not expect these benefit increases to have a material impact on our results of operations. Operating margin for West Africa decreased slightly to 7.6% in the Current Quarter from 8.0% in the Comparable Quarter.
     Approximately 14% of our gross revenue for the Current Quarter was derived from Nigeria. As a result of the potential cancellation by customers of their contracts with us resulting from the findings of the Internal Review (although none have been cancelled as of the date of filing this Quarterly Report), we may experience a substantial reduction in business activity in Nigeria in future periods. In May 2006, we extended our contract with a major customer to March 31, 2008, under which we will provide and operate two large and two medium helicopters. The contract is not cancelable by the customer during the first 12 months and 180 days cancellation notice is required in the second 12 months. We have commenced a reorganization of our Nigerian operations, including consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities. We expect this process to continue for at least the remainder of fiscal year 2007, which may cause our financial results to vary in future periods.
Southeast Asia
     Gross revenue for Southeast Asia increased to $17.0 million in the Current Quarter from $13.8 million for the Comparable Quarter primarily due to higher revenue in Australia. Australia’s flight activity and revenue increased 23.8% and 23.2%, respectively, from the Comparable Quarter, primarily due to the utilization of an additional large aircraft and more ad hoc flying.
     Operating expense increased to $16.0 million for the Current Quarter from $13.1 million for the Comparable Quarter as a result of costs associated with the mobilization of new aircraft to Australia and other costs related to the increase in activity compared to the Comparable Quarter. As a result of higher gross revenue during the Current Quarter, operating margin increased to 6.4% for the Current Quarter from 5.1% for the Comparable Quarter.
Other International
     Gross revenue for Other International increased to $9.0 million for the Current Quarter from $7.6 million for the Comparable Quarter primarily due to increases in flight activity in Russia and Turkmenistan, and improvement in Egypt resulting from an additional large aircraft leased to our unconsolidated affiliate in that country, which commenced in December 2005.
     Operating expense increased to $7.8 million for the Current Quarter from $6.4 million for the Comparable Quarter. The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity discussed above and increased general and administrative costs associated with higher salaries, travel expenses, and overhead cost allocations associated with the increased operating activity in this business unit. As a result of the increase in general and administrative costs discussed above, our operating margin for Other International decreased to 12.4% for the Current Quarter from 16.2% for the Comparable Quarter.

EH Centralized Operations
     Gross revenue for EH Centralized Operations increased to $14.4 million for the Current Quarter from $12.4 million for the Comparable Quarter as a result of increased parts sales and out-of-pocket costs rebilled to our customers in the Current Quarter compared to the Comparable Quarter.
     Operating expense decreased to $8.9 million for the Current Quarter from $13.7 million for the Comparable Quarter primarily due to lower maintenance costs, which primarily relate to a high level of maintenance in the Comparable Quarter for a large aircraft that was then in the process of being prepared for deployment to Malaysia. As a result of higher gross revenue and the decrease in operating expense, our operating margin for EH Centralized Operations increased to 37.9% for the Current Quarter from a negative 10.4% for the Comparable Quarter.
Production Management Services
     Gross revenue for our Production Management Services segment increased to $17.7 million for the Current Quarter, an increase of 4.1%, from $17.0 million for the Comparable Quarter primarily due to an increase in labor revenue with the addition of several new contracts. We also had additional billings to an existing customer beginning in June 2006 for an additional helicopter provided to them under contract. Operating expense increased to $16.3 million for the Current Quarter from $15.6 million for the Comparable Quarter, primarily due to an increase in costs associated with the increase in activity. As a result of the increase in gross revenue, our operating margin increased to 8.0% for the Current Quarter from 7.8% in the Comparable Quarter.
General and Administrative Costs
     Consolidated general and administrative costs increased by $0.4 million during the Current Quarter compared to the Comparable Quarter. The increase is primarily due to (1) the adoption of the new equity compensation accounting rules during the Current Quarter, (2) the addition of corporate personnel, (3) cost increase in the Current Quarter associated with the DOJ investigation and (4) an overall increase in corporate general and administrative costs, including additional legal fees. The increase in cost in the Current Quarter was partially offset by lower costs incurred related to the Internal Review. As discussed in Note 6 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report, the adoption of the new equity compensation accounting rules resulted in additional expense totaling $0.4 million for the Current Quarter. Professional fees in the Current Quarter included approximately $0.1 million and $0.6 million in connection with the Internal Review and DOJ investigations, respectively. Professional fees in the Comparable Quarter included approximately $3.1 million and less than $0.1 million in connection with the Internal Review and DOJ investigations, respectively. Corporate general and administrative costs are expected to increase over the remainder of the current fiscal year related to additional corporate personnel.
Earning from Unconsolidated Affiliates
     Earnings from unconsolidated affiliates increased to $1.5 million during the Current Quarter compared to a negligible amount in the Comparable Quarter, primarily due to higher equity earnings from FBS Limited (primarily resulting from an increase in activity and rates for a manpower services contract, and a decrease in overhead costs compared to the Comparable Quarter), and Norsk (resulting from the acquisition of Lufttransport AS and Lufttransport AB in June 2005 and from the addition of one new large aircraft in the third quarter of fiscal year 2006), and RLR (resulting from an increase in the amount of cash received from HC during the Current Quarter compared to the Comparable Quarter, as HC’s results have improved as work lost upon completion of the PEMEX contract has gradually been replaced).
Interest Expense, Net
     Interest expense, net of interest income, totaled $1.9 million during the Current Quarter compared to $2.7 million during the Comparable Quarter. Interest expense for the Current Quarter and Comparable Quarter was reduced by approximately $1.0 million and $0.5 million, respectively, of capitalized interest. More interest was capitalized in the Current Quarter as a result of the increase in capital expenditures discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.

Other Income (Expense), Net
     Other income (expense), net, for the Current Quarter was expense of $4.8 million compared to income of $2.8 million for the Comparable Quarter, and primarily represents foreign currency transaction gains and losses. These gains and losses primarily arise from operations performed by our U.K. consolidated affiliates, whose functional currency is the British pound sterling, and from operations which are outside the North Sea. These foreign currency transaction gains and losses are attributable primarily to the impact of changes in exchange rates on cash balances dominated in U.S. dollars and intercompany loan balances that are not permanently invested. Beginning in July 2006, we reduced our U.S. dollar denominated cash balances, which gave rise to the foreign currency transaction losses during the Current Quarter.
Taxes
     Our effective income tax rates from continuing operations were 33.0% and 20.9% for the Current Quarter and Comparable Quarter, respectively. The significant variance between the U.S. federal statutory rate and the effective rate for the Comparable Quarter was due primarily to the impact of the reversals of reserves for tax contingencies of $2.9 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations. During the Current Quarter, we had net reversals of reserves for estimated tax exposures of $0.8 million. Reversals of reserves at a level similar to that for the Current Quarter are expected to occur in each of the remaining quarterly periods of fiscal year 2007. Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Liquidity and Capital Resources
Cash Flows
Operating Activities
     Net cash flows provided by operating activities totaled $32.2 million during the Current Quarter compared to net cash flows used in operating activities of $9.8 million during the Comparable Quarter. Changes in non-cash working capital provided $3.4 million in cash flows from operating activities for the Current Quarter compared to $30.9 million in cash flows used in operating activities for the Comparable Quarter. In addition, cash flows from operating activities improved due to the improvement in net income during the Current Quarter.
Investing Activities
     Cash flows used in investing activities were $44.3 million and $27.7 million for the Current Quarter and Comparable Quarter, respectively, primarily for capital expenditures as follows:

	Three Months Ended
	June 30,
	2006	2005
Capital expenditures (in thousands):
Aircraft and related equipment	$44,085	$27,456
Other	2,797	2,674

Total capital expenditures	$46,882	$30,130

     During the Current Quarter, we made final payments in connection with the delivery of two medium aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below) totalling $37.4 million. Also during the Current Quarter, we spent an additional $6.7 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations. During the Comparable Quarter, apart from payments made for new aircraft in conjunction with our aircraft commitments, we purchased four small aircraft for $5.1 million and paid deposits of $7.3 million for three large aircraft.
     During the Current Quarter, we received proceeds of $2.6 million primarily from the disposal of five aircraft, two airframes and certain other equipment, which together resulted in a net gain of $1.0 million. During the Comparable

Quarter, we received proceeds of $2.4 million primarily from the disposal of two aircraft and certain equipment, which resulted in a net gain of $0.6 million.
     Due to the significant investment in aircraft made in both the Current Quarter and Comparable Quarter, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through at least the end of fiscal year 2007.
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
Financing Activities
     Cash flows used in financing activities were $2.9 million and $0.3 million during the Current Quarter and Comparable Quarter, respectively. During the Current Quarter, cash was used for the repayment of debt totaling $4.0 million and was provided by our receipt of proceeds of $0.8 million from the exercise of options to acquire shares of our Common Stock by our employees. During the Comparable Quarter, cash was used for the repayment of debt totaling $0.8 million and was provided by our receipt of proceeds of $0.5 million from the exercise of options to acquire shares of our Common Stock by our employees.
Future Cash Requirements
Debt Obligations
     As of June 30, 2006, total debt was $261.5 million, of which $14.5 million was classified as current.
     Revolving Credit Facility — As of June 30, 2006, we had a $30 million revolving credit facility with a U.S. bank. Borrowings bear interest at a rate equal to one-month LIBOR plus a spread ranging from 1.25% to 2.0%. We had $3.2 million of outstanding letters of credit and no borrowings under this facility as of June 30, 2006. This facility was terminated in August 2006.
     Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consists of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade). The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions. The letter of credit facility will be used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance and similar obligations.
     Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum. The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating. Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings. Based on our current ratings, the margins on Base Rate and LIBOR borrowings are 0.0% and 1.25%, respectively. Interest will be payable at least quarterly, and the Credit Facilities mature in August 2011. Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal subsidiaries.
     In addition, the Credit Facilities include covenants which are customary for these types of facilities, including certain financial covenants and restrictions on the ability of Bristow Group Inc. and its subsidiaries to enter into certain transactions, including those that could result in the incurrence of additional liens and indebtedness; the making of loans, guarantees or investments; sales of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.
     U.K. Facilities — As of June 30, 2006, Bristow Aviation Holdings, Ltd. (“Bristow Aviation”) had a £6.0 million ($11.1 million) facility for letters of credit, of which £0.4 million ($0.7 million) was outstanding, and a £1.0 million ($1.8 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable on demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility is scheduled to expire on August 31, 2006. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by several helicopter mortgages and a negative pledge of Bristow Aviation’s assets.
Capital Commitments
     As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to increase the size of our aircraft fleet. As of June 30, 2006, we had 51 aircraft on order and options to acquire an additional 37 aircraft. The additional aircraft on order are expected to provide incremental fleet capacity, with only a small number of our existing aircraft expected to be replaced with the new aircraft.

	Nine Months
	Ending
	March 31,	Fiscal Year Ending March 31,
	2007	2008	2009	2010	2011-2013	Total
Commitments as of June 30, 2006:
Number of aircraft:
Small	3	—	—	—	—	3
Medium	15	11	3	3	9	41
Large	7	—	—	—	—	7

	25	11	3	3	9	51

Related expenditures (in thousands)	$211,248	$71,519	$23,245	$24,491	$64,022	$394,525

Options as of June 30, 2006:
Number of aircraft:
Medium	—	1	6	6	11	24
Large	—	7	6	—	—	13

	—	8	12	6	11	37

Related expenditures (in thousands)	$37,861	$178,275	$102,600	$48,292	$81,191	$448,219

     As of June 30, 2006, options with respect to six of the medium aircraft were included in the 2011-2013 period in the table above. However, we can accelerate the delivery of these aircraft at our option to as early as January 1, 2008, subject to the manufacturer’s availability to fill customer orders at the time an option is exercised. We have also made an arrangement with the manufacturer pursuant to which we may delay our existing purchase commitments for up to $100 million of medium aircraft upon the exercise of options for an equal amount of large aircraft.
     In connection with an agreement to purchase three large aircraft to be utilized and owned by Norsk Helikopter AS (“Norsk”), our unconsolidated affiliate in Norway, the Company, Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of these three aircraft. One was delivered during fiscal year 2006, and the remaining two are expected to be delivered in fiscal year 2007. The one aircraft that we are purchasing is reflected in the table above.
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
     The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the “Condensed Notes to Consolidated Financial Statements” included in this Quarterly Report and the “Notes to Consolidated Financial Statements” included in the Annual Report.

	Payments Due by Period
		Nine Months
		Ending	Fiscal Year Ending March 31,
		March 31,			2012 and
	Total	2007	2008-2009	2010-2011	beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal	$261,518	$14,489	$12,449	$200	$234,380
Interest	86,702	10,625	29,219	28,679	18,179
Aircraft operating leases (1) (2)	67,590	5,441	12,600	13,387	36,162
Other operating leases (1)	17,229	2,874	4,844	3,523	5,988
Pension obligations (3)	174,778	7,932	20,614	18,630	127,602
Aircraft purchase obligations	394,525	211,248	94,764	49,839	38,674
Other purchase obligations (4)	30,265	30,265	—	—	—

Total contractual cash obligations	$1,032,607	$282,874	$174,490	$114,258	$460,985

Other commercial commitments:
Debt guarantees (5)	$31,567	$—	$13,079	$—	$18,488
Other guarantees (6)	3,496	3,496	—	—	—
Letter of credit (7)	4,767	4,767	—	—	—

Total commercial commitments	$39,830	$8,263	$13,079	$—	$18,488

(1)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(2)	Represents nine aircraft that we sold on December 30, 2005 for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation and then leased back under separate operating leases with terms of ten years expiring in January 2016. A deferred gain on the sale of the aircraft was recorded in the amount of approximately $10.8 million in aggregate, which is being amortized over the lease term.

(3)	Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 20 years. As of June 30, 2006, we had recorded on our balance sheet a $145.1 million pension liability and a $40.6 million prepaid pension asset associated with this obligation.

(4)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading our strategic base facilities.

(5)	We have guaranteed the repayment of up to £10 million ($18.5 million) of the debt of FBS Limited and $13.1 million of the debt of RLR, both unconsolidated affiliates.

(6)	Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time. As of June 30, 2006, surety bonds with and aggregate value of 39.9 million Mexican pesos ($3.5 million) were outstanding.

(7)	In January 2006, a letter of credit was issued against the revolving credit facility for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Note 5 in the “Notes to Consolidated Financial Statements” included in the Annual Report. The letter of credit expires January 27, 2007.

     We do not expect the guarantees shown in the table above to become obligations that we will have to fund.
Financial Condition and Sources of Liquidity
     Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Normally our operating cash flows are sufficient to fund our cash needs. Although there can be no assurances, we believe that our existing cash, future cash flows from operations and borrowing capacity under the Credit Facilities will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments. However, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet may require additional cash in the future to fund the resulting increase in working capital requirements. In addition, should we exercise our options to acquire aircraft in addition to those for which we have existing purchase commitments or should we elect to expand our business through acquisition, including acquisitions under consideration or negotiation, we would need to raise additional funds through public or private debt or equity financings. See “Item 1A. Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” included in the Annual Report.
     Cash and cash equivalents were $109.6 million and $122.5 million as of June 30, 2006 and March 31, 2006, respectively. Working capital as of June 30, 2006 and March 31, 2006 was $276.7 million and $283.3 million, respectively. The decrease in working capital during the Current Quarter was primarily a result of the $12.8 million decrease in cash and cash equivalents. See discussion of “— Cash Flow” above.
Critical Accounting Policies and Estimates
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Annual Report for a discussion of our critical accounting policies. Other than the item included below, there have been no material changes to our critical accounting policies and estimates provided in the Annual Report.
Stock-Based Compensation
     We have historically compensated our executives and employees through the awarding of stock-based compensation, including stock options and restricted stock units. Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No.123 (R), “Share-Based Payment,” which we adopted on April 1, 2006, we have begun to account for stock-based compensation awards in the Current Quarter using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our condensed consolidated statements of income. We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options in order to determine the fair value of the options on the date of grant. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Additionally, the service period over which compensation expense associated with awards of restricted stock units are recorded in our statements of income involve certain assumptions as to the expected vesting of the restricted stock units, which is based on factors relating to the future performance of our stock. As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our condensed consolidated financial statements, management believes that accounting estimates related to the valuation of stock options and the service period for restricted stock units are critical estimates.
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on historical volatility of shares of our common stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time. We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding. For a detail of the assumptions used for the Current Quarter, see Note 6 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement. The effects of a tax position will be recognized in the period in which the enterprise determines that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement. FIN No. 48 is effective for our fiscal year beginning on April 1, 2007. We do not believe that the adoption of this interpretation will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FIN No. 48.
     See Note 6 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion and disclosure made in connection with the adoption of SFAS No. 123(R).
Internal Review and Governmental Investigations
Internal Review
     In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our Board of Directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review, our quarter ended December 31, 2004 and prior financial statements were restated. For further information on the restatements, see our Annual Report on Form 10-K for fiscal year 2005.
     The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry has become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.
     The Internal Review is complete. All known required restatements were reflected in the financial statements included in our Annual Report on Form 10-K for fiscal year 2005, and no further restatements were required in the Annual Report or our financial statements for the Current Quarter presented in this Quarterly Report. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.
     For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see “Item 3. Legal Proceedings — Internal Review” included in the Annual Report.
     We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in some, but not all, of the jurisdictions in which the relevant activities took place. We are in the process of gathering and analyzing additional information related to these matters, and expect to disclose the Audit Committee’s conclusions to regulatory authorities in other jurisdictions once this process has been completed. Such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in several countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of June 30, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $118.3 million and $8.1 million, respectively.
     We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we may encounter difficulties in the future conducting business in Nigeria and a South American country, and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of this Quarterly Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.
     In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our quarter ended December 31, 2004 and prior financial statements. Such restatement was reflected in our fiscal year 2005 Annual Report. As of June 30, 2006, we have accrued an aggregate of $21.6 million for the taxes, penalties and interest attributable to underreported employee payroll, which we expect to begin paying during the quarter ending September 30, 2006. Operating income for the Comparable Quarter included $0.9 million attributable to this accrual. No additional amounts were incurred during the Current Quarter.
     As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our Annual Report on Form 10-K for fiscal year 2005, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. In addition, new issues may be identified that may impact our financial statements and the scope of the restatements described in our Annual Report on Form 10-K for fiscal year 2005 and lead us to take other remedial actions or otherwise adversely impact us.
     During fiscal years 2005 and 2006 and the Current Quarter, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review. We expect to incur additional costs associated with the Internal Review, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
     As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through these agents may be significantly impacted.
     We have disclosed the activities in Nigeria identified in the Internal Review to affected customers, and one or more of these customers may seek to cancel their contracts with us. One such customer has conducted its own investigation and contract audit. We have agreed with that customer on certain actions we will take to address the findings of their audit, which in large part are steps we have taken or had already planned to take. Since our customers in Nigeria are affiliates of major international petroleum companies with whom we do business throughout the world, any actions which are taken by certain customers could have a material adverse effect on our business, financial position and results of operations, and these customers may preclude us from bidding on future business with them either locally or on a worldwide basis. In addition, applicable governmental authorities may preclude us from bidding on contracts to provide services in the countries where improper activities took place.
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
     In a South American country, where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, or to export our aircraft and inventory from that country. We recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded, value of our investment in the joint venture. During fiscal years 2006 and 2005 and the Current and Comparable Quarters, we derived approximately $8.0 million, $10.2 million, $2.0 million and $2.0 million, respectively, of leasing and other revenues from this joint venture, of which $4.0 million, $3.2 million, $0.9 million and $1.3 million, respectively, was paid by us to a third party for the use of the aircraft. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture. No dividend income was derived from this joint venture during fiscal year 2006 or the Current Quarter.
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
     Many of the improper actions identified in the Internal Review resulted in decreasing the costs incurred by us in performing our services. The remedial actions we are taking have resulted in an increase in these costs and, if we cannot raise our prices simultaneously and to the same extent as our increased costs, our operating income will decrease.
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
Document Subpoena from U.S. Department of Justice
     On June 15, 2005, we issued a press release disclosing that one of our subsidiaries had received a document subpoena from the Antitrust Division of the DOJ. The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena. We will continue to provide additional information in connection with the investigation as required.
     The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business. The outcome of the DOJ investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving the Company or current or former officers, directors or employees of the Company, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies, and/or the payment of treble damages in civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. The DOJ investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue. In connection with this matter, we incurred $2.6 million and $0.6 million in legal and other professional fees in fiscal year 2006 and the Current Quarter, respectively, and significant expenditures may continue to be incurred in the future.
     For additional information regarding the DOJ investigation, see “Item 3. Legal Proceedings — Document Subpoena from U.S. Department of Justice” in the Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report. Significant matters concerning market risk arising during the three months ended June 30, 2006 are discussed below.
Foreign Currency Risk
     Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance the foreign currency transaction gains and losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Translation adjustments, which are reported in accumulated other comprehensive gains or losses, are the result of translating a foreign entity’s financial statements from its functional currency to U.S. dollars, our reporting currency. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period. The various components of equity are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the cumulative translation adjustment. The functional currency of Bristow Aviation Holdings, Ltd. (“Bristow Aviation”), one of our consolidated subsidiaries, is the British pound sterling.
     As a result of the change in exchange rates during the three months ended June 30, 2006, we recorded foreign currency transaction losses of approximately $4.8 million, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $2.8 million during the three months ended June 30, 2005. These gains and losses arose primarily as a result of U.S. dollar-dominated transactions entered into by Bristow Aviation whose functional currency is the British pound sterling and included cash and cash equivalents held in U.S. dollar-denominated accounts, U.S. dollar denominated intercompany loans and revenues from contracts which are settled in U.S. dollars. During the three months ended June 30, 2006, the exchange rate (of one British pound sterling into U.S. dollars) ranged from a low of $1.74 to a high of $1.89, with an average of $1.83. As of June 30, 2006, the exchange rate was $1.85. During the three months ended June 30, 2005, the exchange rate ranged from a low of $1.79 to a high of $1.92, with an average of $1.86. As of March 31, 2006, the exchange rate was $1.74. Approximately 41% of our gross revenue for the three months ended June 30, 2006 was translated for financial reporting purposes from British pounds sterling into U.S. dollars. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated balances, and we expect to take other actions in the near term to further mitigate this foreign exchange exposure.
     We occasionally use off-balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of spare parts, maintenance services and equipment. As of June 30, 2006, we did not have any nominal forward exchange contracts outstanding.

Item 4. Controls and Procedures.
Material Weaknesses Previously Disclosed
     As discussed in “Item 9A. Controls and Procedures” of the Annual Report, our management, including our Chief Executive Officer (principal executive officer, “CEO”) and Chief Financial Officer (principal financial officer, “CFO”), concluded that, as of March 31, 2006, the Company did not maintain effective internal control over financial reporting because of the material weaknesses described below.
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
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2006, we carried out an evaluation, under the supervision of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses associated with the control environment previously disclosed, which had not been completely remediated as of June 30, 2006, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls and procedures were not effective, as of such date.
Changes in Internal Control Over Financial Reporting
     During the three months ended June 30, 2006, management made the following changes to our internal control over financial reporting to address the material weaknesses discussed above:
•	We hired our Vice President and General Counsel, Corporate Secretary, who has 27 years of compliance and corporate legal experience;

•	We developed a number of financial policies related to the application of accounting principles generally accepted in the United States of America and other accounting procedures, which we expect to implement in the near term;

•	We completed our evaluation of our prior tax structures and the operation of those structures, which allowed us to begin the self-reporting process for underpaid payroll taxes in various jurisdictions; and

•	We continued to operate under and we enhanced the changes implemented prior to March 31, 2006.
     Management believes that once the changes discussed in the Annual Report, as well as the changes discussed above, have been operating for a sufficient period of time, the material weaknesses identified above will be remediated.
     Outside of these remediation efforts, there has been no other change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the Annual Report. Developments in these previously reported matters are described in Note 4 in the “Condensed Notes to Consolidated Financial Statements” in Part I. Item 1. “Financial Statements” of this Quarterly Report, which is incorporated herein by reference, for discussion of certain of our legal matters.
Item 1A. Risk Factors.
New Risk Factors
     The following are new risk factor discussions that should be read in conjunction with the risk factor discussion contained in our fiscal year 2006 Annual Report.
Labor problems could adversely affect us.
     Approximately 300 pilots in our North America business unit and substantially all of our employees in the United Kingdom, Nigeria and Australia are represented under collective bargaining or union agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. In addition, many of the employees of our affiliates are represented by collective bargaining agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. If our unionized workers engage in a strike, work stoppage or other slowdown, or other employees elect to become unionized or existing labor agreements are renegotiated on, or future labor agreements contain, terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs which could adversely affect our business, financial condition and results of operations.
Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.
     Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our customers. The agencies empowered to enforce these statutes and regulations may suspend, curtail or modify our operations. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations.
Our contracts generally can be terminated or downsized by our customers without penalty.
     Many of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice, for any reason and generally without penalty. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on our customer contracts or the terms of those contracts.

We may not be able to obtain customer contracts with acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
     We are substantially expanding our fleet of helicopters. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a customer contract when they are placed into service, many of these contracts are for a short term, requiring us to seek renewals more frequently. Alternatively, we expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
     We contract with a small number of manufacturers for most of our aircraft expansion and replacement needs. If any of these manufacturers faced production delays due to, for example, natural disasters or labor strikes, we may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers. We have limited alternatives to find alternate sources of new aircraft.
Modified Risk Factors
     The following are modified risk factors discussions that should be read in conjunction with the risk factor discussion in our fiscal year 2006 Annual Report.
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
     In our North America business unit, we face competition from a number of providers, including one U.S. competitor with a comparable number of helicopters servicing the U.S. Gulf of Mexico. We have two significant competitors in the North Sea. In other international operations, we also face significant competition. In addition, foreign regulations may require the awarding of contracts to local operators.
     Certain of our customers have the capability to perform their own helicopter operations should they elect to do so, which has a limiting effect on our rates. The loss of a significant number of our customers or termination of a significant number of our contracts could materially adversely affect our business, financial condition and results of operations.
     The production management services business is also highly competitive. There are a number of competitors that maintain a presence throughout the U.S. Gulf of Mexico. In addition, there are many smaller operations that compete with us on a local basis of for single projects or jobs. Contracts for our Production Management Services are generally for terms of a year or less and could be awarded to our competitors upon expiration. Many of our customers are also able to perform their own production management serves should they choose to do so.
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

The DOJ investigation or any related proceedings in other countries could result in criminal proceedings and the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our company.
     On June 15, 2005, we issued a press release disclosing that one of our subsidiaries had received a document subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”). The subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena. We will continue to provide additional information in connection with the investigation as required.
     The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business. The outcome of the DOJ investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving the Company or current or former officers, directors or employees of the Company, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies, and/or the payment of treble damages in civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. The DOJ investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue. In connection with this matter, we incurred $2.6 million and $0.6 million in legal and other professional fees in fiscal year 2006 and the three months ended June 30, 2006, respectively, and significant expenditures may continue to be incurred in the future.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of stockholders was held on August 3, 2006. Matters voted on at the meeting consisted of:
     1. For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld
Thomas N. Amonett	18,467,906	2,461,336
Charles F. Bolden, Jr.	18,467,805	2,461,437
Peter N. Buckley	18,282,098	2,647,144
Stephen J. Cannon	16,539,410	4,389,832
Jonathan H. Cartwright	16,367,520	4,561,722
William E. Chiles	18,469,574	2,459,668
Michael A. Flick	18,469,679	2,459,563
Thomas C. Knudson	18,469,224	2,460,018
Ken C. Tamblyn	16,554,790	4,374,452
Robert W. Waldrup	18,469,674	2,459,568
     2. Proposal to approve and ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending March 31, 2007. The results were as follows:

For	Against	Abstain
20,749,552	179,203	487

Item 6. Exhibits.
     The following exhibits are filed as part of this Quarterly Report:

Exhibit
Number	Description of Exhibit

10.1*	S-92 New Helicopter Sales Agreement dated as of May 19, 2006, between the Company and Sikorsky Aircraft Corporation. +

15.1*	Letter from KPMG LLP dated August 8, 2006, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.
By:	/s/ Perry L Elders
Perry L. Elders
Executive Vice President and Chief Financial Officer

By:	/s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President and Chief Accounting Officer

August 8, 2006

Index to Exhibits

Exhibit
Number	Description of Exhibit

10.1*	S-92 New Helicopter Sales Agreement dated as of May 19, 2006, between the Company and Sikorsky Aircraft Corporation. +

15.1*	Letter from KPMG LLP dated August 8, 2006, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.