Form 10-Q
period 2006-09-30
Bristow Group Inc
filed 2006-11-07
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File Number 001-31617
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2000 W. Sam Houston Pkwy. S.,	77042
Suite 1700	(Zip Code)
Houston, Texas
(Address of principal executive offices)
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
☐ Yes ☑ No
     Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 31, 2006.
23,491,711 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$191,341	$163,920	$373,127	$314,668
Operating revenue from affiliates	11,631	12,791	23,710	24,277
Reimbursable revenue from non-affiliates	20,091	16,912	46,216	34,340
Reimbursable revenue from affiliates	1,146	782	2,218	2,057

	224,209	194,405	445,271	375,342

Operating expense:
Direct cost	148,872	126,510	287,341	249,062
Reimbursable expense	20,879	17,402	47,778	36,064
Depreciation and amortization	10,737	11,200	21,020	21,507
General and administrative	16,527	15,704	31,876	30,667
Loss (gain) on disposal of assets	(3,667)	1,494	(4,665)	902

	193,348	172,310	383,350	338,202

Operating income	30,861	22,095	61,921	37,140
Earnings from unconsolidated affiliates, net of losses	1,728	373	3,287	419
Interest income	1,069	949	2,359	1,981
Interest expense	(2,871)	(3,677)	(6,107)	(7,385)
Other income (expense), net	(1,308)	(769)	(6,093)	2,013

Income before provision for income taxes and minority interest	29,479	18,971	55,367	34,168
Provision for income taxes	(9,728)	(4,293)	(18,271)	(7,469)
Minority interest	(676)	(44)	(792)	(94)

Net income	19,075	14,634	36,304	26,605
Preferred stock dividends	(321)	—	(321)	—

Net income available to common stockholders	$18,754	$14,634	$35,983	$26,605

Earnings per common share:
Basic	$0.80	$0.63	$1.54	$1.14

Diluted	$0.79	$0.62	$1.52	$1.13

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$268,275	$122,482
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $3.5 million and $4.6 million, respectively	158,540	144,521
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.4 million and $4.6 million, respectively	14,594	15,884
Inventories	157,966	147,860
Prepaid expenses and other	16,431	16,519

Total current assets	615,806	447,266
Investment in unconsolidated affiliates	42,101	39,912
Property and equipment — at cost:
Land and buildings	47,254	40,672
Aircraft and equipment	971,548	838,314

	1,018,802	878,986
Less — Accumulated depreciation and amortization	(287,978)	(263,072)

	730,824	615,914
Goodwill	26,807	26,837
Prepaid pension costs	42,125	37,207
Other assets	11,479	9,277

	$1,469,142	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$59,930	$41,227
Accrued wages, benefits and related taxes	38,645	45,958
Income taxes payable	6,791	6,537
Other accrued taxes	9,481	6,471
Deferred revenues	12,468	9,994
Other accrued liabilities	34,645	31,083
Deferred taxes	10,030	5,025
Short-term borrowings and current maturities of long-term debt	22,479	17,634

Total current liabilities	194,469	163,929
Long-term debt, less current maturities	238,064	247,662
Accrued pension liabilities	146,937	136,521
Other liabilities and deferred credits	17,620	18,016
Deferred taxes	72,635	68,281
Minority interest	4,980	4,307
Commitments and contingencies (Note 4)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized 4,600,000 shares; outstanding: 4,000,000 shares; entitled on liquidation to $200 million; net of offering costs of $6.4 million	193,590	—
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding: 23,491,378 as of September 30 and 23,385,473 as of March 31 (exclusive of 1,281,050 treasury shares)	235	234
Additional paid-in capital	164,286	158,762
Retained earnings	483,828	447,524
Accumulated other comprehensive loss	(47,502)	(68,823)

	794,437	537,697

	$1,469,142	$1,176,413

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$36,304	$26,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,020	21,507
Deferred income taxes	8,250	(19)
Loss (gain) on asset dispositions	(4,665)	902
Stock-based compensation expense	2,138	—
Equity in earnings from unconsolidated affiliates over dividends received	(970)	(419)
Minority interest in earnings	792	94
Tax benefit related to exercise of stock options	(607)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,172)	(44,376)
Inventories	(5,241)	(5,362)
Prepaid expenses and other	(3,798)	1,495
Accounts payable	(7,949)	3,714
Accrued liabilities	7,099	138
Other liabilities and deferred credits	(502)	1,034

Net cash provided by operating activities	48,699	5,313

Cash flows from investing activities:
Capital expenditures	(108,556)	(57,500)
Proceeds from asset dispositions	8,590	4,449

Net cash used in investing activities	(99,966)	(53,051)
Cash flows from financing activities:
Issuance of preferred stock	194,450	—
Preferred stock issuance costs	(346)	—
Repayment of debt and debt redemption premiums	(1,541)	(1,483)
Partial prepayment of put/call obligation	(80)	(66)
Issuance of common stock	2,169	530
Tax benefit related to exercise of stock options	607	—

Net cash provided by (used in) financing activities	195,259	(1,019)

Effect of exchange rate changes on cash and cash equivalents	1,801	(3,408)

Net increase (decrease) in cash and cash equivalents	145,793	(52,165)
Cash and cash equivalents at beginning of period	122,482	146,440

Cash and cash equivalents at end of period	$268,275	$94,275

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$5,267	$6,738
Income taxes	$6,187	$8,973
Non-cash investing activities:
Capital expenditures funded by accounts payable and short-term notes, net	$12,859	$14,746
The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which we own 50% or less of the equity but have retained the majority of the economic risk of the operating assets and related results are consolidated. Certain of these entities are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary. See discussion of these VIEs in Note 3 in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for fiscal year 2006 (“fiscal year 2006 Annual Report”). Other investments in affiliates in which we own 50% or less of the equity but have the ability to exercise significant influence are accounted for using the equity method. Investments which we do not consolidate or in which we do not exercise significant influence are accounted for under the cost method whereby dividends are recognized as income when received.
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
     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2006, the consolidated results of operations for the three and six months ended September 30, 2006 and 2005, and the consolidated cash flows for the six months ended September 30, 2006 and 2005.
     In order to conform with the current period presentation of accrued liabilities, we have reclassified $8.5 million of accounts payable to other accrued liabilities as of March 31, 2006. This reclassification had no effect on our consolidated financial position, results of operations or cash flows.
     Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2007 is referred to as fiscal year 2007.
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
     As a result of the change in exchange rates during the three and six months ended September 30, 2006, we recorded foreign currency transaction losses of approximately $1.3 million and $6.1 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $0.2 million and $3.0 million

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
during the three and six months ended September 30, 2005, respectively. These gains and losses arose primarily as a result of U.S. dollar-denominated transactions entered into by Bristow Aviation whose functional currency is the British pound sterling and included cash and cash equivalents held in U.S. dollar-denominated accounts, U.S. dollar-, Euro- and Nigerian Naira-denominated intercompany loans and revenues from contracts which are settled in U.S. dollars. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances. On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans. This derivative contract provides us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expires on November 14, 2006.
     During the three months ended September 30, 2006, the exchange rate (of one British pound sterling into U.S. dollars) ranged from a low of $1.82 to a high of $1.91, with an average of $1.87. During the six months ended September 30, 2006, the exchange rate ranged from a low of $1.74 to a high of $1.91, with an average of $1.85. As of September 30, 2006, the exchange rate was $1.87. During the three months ended September 30, 2005, the exchange rate ranged from a low of $1.73 to a high of $1.84, with an average of $1.78. During the six months ended September 30, 2005, the exchange rate ranged from a low of $1.73 to a high of $1.92, with an average of $1.82. As of March 31, 2006, the exchange rate was $1.74.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for our current fiscal year and will be adopted in the consolidated financial statements to be included in our Annual Report on Form 10-K for fiscal year 2007. We anticipate that the adoption of SFAS No. 158 will have no impact on our net income or comprehensive income. Rather, we expect that the primary impact will be the reflection of a net accrued pension liability ($104.8 million as of September 30, 2006) versus the current presentation of showing the prepaid pension costs ($42.1 million as of September 30, 2006) separately from the accrued pension liabilities ($146.9 million as of September 30, 2006).
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements will be separately disclosed by level within the fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category (recurring fair value measurements using significant unobservable inputs), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for our fiscal year beginning April 1, 2008 and interim periods therein. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 157.
     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 is effective for our current fiscal year and will be adopted in the consolidated financial statements to be included in our Annual Report on Form 10-K for fiscal year 2007. We do not believe that the adoption of this bulletin will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, due to the nature of the guidance, a final determination of the impact of SAB No. 108 cannot be made until the period of its adoption.
     In September 2006, the FASB approved FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment. Other previously acceptable methods of accounting for planned major overhauls and maintenance will continue to be permitted. The new requirements apply to our fiscal year beginning April 1, 2007 and must be retrospectively applied. We do not believe that the adoption of this staff position will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FSP AUG AIR-1.
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement. The effects of a tax position will be recognized in the period in which the enterprise determines that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement. FIN No. 48 is effective for our fiscal year beginning on April 1, 2007. We have not yet completed our evaluation of the impact that the adoption of this interpretation will have on our consolidated results of operations, cash flows or financial position.
     See Note 7 for discussion and disclosure made in connection with the adoption of SFAS No. 123(R), “Share-Based Payment” on April 1, 2006.
NOTE 2 — INVESTMENTS IN SIGNIFICANT AFFILIATES
Consolidated Affiliates
     Bristow Aviation — Bristow Aviation is organized with three classes of ordinary shares, each having different voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (together, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares. For a further discussion of our investment in Bristow Aviation and our relationship with Caledonia, see Note 3 in the “Notes to Consolidated Financial Statements” included in our fiscal year 2006 Annual Report.
     During September and October 2006, we conducted a public offering of 4,600,000 shares of our 5.50% mandatory convertible preferred stock, par value $.01 per share and liquidation preference of $50 per share (the “Preferred Stock”) (see Note 5). Caledonia purchased an aggregate of 300,000 shares of the Preferred Stock in this offering at a price equal to the public offering price. The underwriters for this offering received no discount or commission on the sale of these 300,000 shares to Caledonia.
Unconsolidated Affiliates
     HC — Since the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”). During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. As of September 30, 2006, $0.8 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.1 million for amounts billed but not collected from HC. During the three and six months ended September 30, 2006, we recognized revenue of $0.3 million and $1.0 million, respectively, upon receipt of payment from HC for amounts billed in fiscal year 2006.
     Prior to June 30, 2006, we took several actions to improve the financial condition and profitability of HC, including relocating several aircraft to other markets, restructuring our profit sharing arrangement with our partner, and completing a recapitalization of Heliservicio on August 19, 2005. In June 2006, Heliservicio was awarded a two-year contract by PEMEX. Under this contract, Heliservicio will provide and operate three medium helicopters in support of PEMEX’s oil and gas operations. We will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.
     Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an investment will result, the costs associated with such investment evaluations are deferred and included in Investment in unconsolidated affiliates. For each investment evaluated, an impairment of the deferred costs is recognized in the period in which we determine that it is no longer probable that an investment will be made. As of September 30, 2006, we had deferred $1.9 million related to such investments.
NOTE 3 — DEBT
     Debt as of September 30, 2006 and March 31, 2006 consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
6 1/8 % Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	19,448	20,023
Hemisco Helicopters International, Inc. note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	456	647
Sakhalin debt	4,859	5,667
Short-term notes	—	3,179

Total debt	260,543	265,296
Less short-term borrowings and current maturities of long-term debt	(22,479)	(17,634)

Total long-term debt	$238,064	$247,662

     Note to Sakhalin Aviation Services Ltd. — In August 2006, the note issued to Sakhalin Aviation Services Ltd. (“Sakhalin”) was replaced with a new note to Sakhalin that will be repaid over a three-year period. As with the original note, the new note is non-interest bearing.
     Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
one level below investment grade). The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions. The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid, performance bonds and similar obligations.
     Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum. The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating. Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings. Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of September 30, 2006. Interest is payable at least quarterly, and the Credit Facilities mature in August 2011. Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal subsidiaries.
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
     As of September 30, 2006, we had $4.1 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.
     We previously had a $30 million revolving credit facility with a U.S. bank that was terminated in August 2006.
     U.K. Facilities — As of September 30, 2006, Bristow Aviation had a £6.0 million ($11.2 million) facility for letters of credit, of which £0.3 million ($0.6 million) was outstanding, and a £1.0 million ($1.9 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 4 —COMMITMENTS AND CONTINGENCIES
     Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to increase the size of our aircraft fleet. As of October 5, 2006, we had 51 aircraft on order and options to acquire an additional 33 aircraft. The additional aircraft on order are expected to provide incremental fleet capacity, with only a small number of our existing aircraft expected to be replaced with the new aircraft.

	Six Months
	Ending
	March 31,	Fiscal Year Ending March 31,
	2007	2008	2009	2010	2011-2013	Total
Commitments as of October 5, 2006:
Number of aircraft:
Small	3	—	—	—	—	3
Medium	13	11	3	3	9	39
Large (1)	5	4	—	—	—	9

	21	15	3	3	9	51

Related expenditures (in thousands)	$168,962	$123,227	$23,051	$24,285	$63,485	$403,010

Options as of October 5, 2006:
Number of aircraft:
Medium (2)	—	1	6	6	11	24
Large	—	3	6	—	—	9

	—	4	12	6	11	33

Related expenditures (in thousands)	$14,148	$131,250	$102,601	$48,292	$81,191	$377,482

(1)	On October 5, 2006, we exercised options with respect to four large aircraft and are now committed to purchase these aircraft. The options for five large aircraft were previously set to expire on September 30, 2006, but were extended by one additional week for these four aircraft and to December 31, 2006 for one remaining aircraft. We expect these four large aircraft to be delivered during fiscal year 2008.

(2)	As of October 5, 2006, options with respect to six of these aircraft were “subject to availability,” which means that the delivery time for the aircraft subject to these options will depend upon the number of manufacturing slots available at the time the options are exercised. As a result, the delivery time for these aircraft may be extended beyond those specified in the purchase agreement with the manufacturer, and these medium aircraft were included in the 2011-2013 period in the table above. However, we can accelerate the delivery of these aircraft at our option to as early as January 1, 2008, subject to the manufacturer’s availability to fill customer orders at the time an option is exercised.
     In connection with an agreement to purchase three large aircraft to be utilized and owned by Norsk Helikopter AS (“Norsk”), our unconsolidated affiliate in Norway, the Company, Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of these three aircraft. One aircraft was delivered during fiscal year 2006, and the remaining two aircraft (including the one we purchased) were delivered in August 2006.
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
     The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry had become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.
     The Internal Review is complete. All known required restatements were reflected in the financial statements included in our fiscal year 2005 Annual Report, and no further restatements were required in our subsequent financial statements. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.
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
     Based on the Audit Committee’s findings and recommendations, the board of directors took disciplinary action with respect to our personnel who it determined bore responsibility for these matters. The disciplinary actions included termination or resignation of employment (including of certain members of senior management), changes of job responsibility, reductions in incentive compensation payments and reprimands. One of our affiliates also obtained the resignation of certain of its personnel.
     We took remedial actions, including correcting underreported payroll taxes, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also took steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business conduct, and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we took steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting and legal expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
with its intended design. Our compliance program is in full operation and clear corporate policies have been established and communicated to our relevant personnel.
     We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place. Until final resolution of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of September 30, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $114.8 million and $8.0 million, respectively.
     We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we may encounter difficulties in the future conducting business in Nigeria and a South American country and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of filing of this Quarterly Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.
     In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our quarter ended December 31, 2004 and prior financial statements. Such restatement was reflected in our fiscal year 2005 Annual Report. Beginning in the three months ended September 30, 2006, we made payments of $9.8 million for the taxes attributable to underreported employee payroll. In October 2006, we made additional payments of approximately $0.4 million for the taxes attributable to underreported payroll in Trinidad. Operating income for three and six months ended September 30, 2005 included $1.1 million and $2.0 million, respectively, attributable to this accrual. Since December 31, 2005, no additional accruals were required for taxes attributable to underreported employee payroll.
     As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. As part of our ongoing compliance program, we received evidence that foreign affiliates of our minority owned operating entity in Kazakhstan may have made improper gifts or payments to government employees. We have engaged an outside accounting firm to investigate this matter and such investigation is underway. The results of such investigation, including our view as to whether improper activities took place, will be disclosed to the SEC by us. In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described above and lead us to take other remedial actions or otherwise adversely impact us.
     During fiscal years 2005 and 2006 and the six months ended September 30, 2006, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Review. No amounts were incurred during the three months ended September 30, 2006. We expect to incur additional costs associated with the Internal Review and in the conduct of our new compliance program, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
     As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.
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
     In connection with the Internal Review, we also terminated our business relationship with certain agents and took actions to terminate business relationships with other agents. In November 2005, one of the terminated agents and his affiliated entity commenced litigation against two of our foreign affiliated entities claiming damages of $16.3 million for breach of contract. We may be required to indemnify certain of our agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.
     In a South American country, where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, or to export our aircraft and inventory from that country. We recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005, and the three and six months ended September 30, 2006, we derived approximately $8.0 million, $10.2 million, $1.9 million and $4.0 million, respectively, of leasing and other revenues from this joint venture. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture. No dividend income was derived from this joint venture during fiscal year 2006 or the three and six months ended September 30, 2006.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
     Document Subpoena from U.S. Department of Justice — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”). The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena; however, our ability to review this matter internally has been somewhat impacted by the fact that certain of our former officers covered by the DOJ investigation are no longer with our company. We have had discussions with the DOJ and provided documents related to our operations in the United States as well as internationally. We intend to continue to provide additional information as required by the DOJ in connection with the investigation. There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred. The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.
     The outcome of the DOJ investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies. In addition, in cases where anti-competitive conduct is found by the government, there is greater likelihood for civil litigation to be brought by third parties seeking recovery. Any such civil litigation could have serious consequences for our company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations. The DOJ investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.
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
     Hurricanes Katrina and Rita — As a result of hurricanes Katrina and Rita in the fall of 2005, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage. In particular, hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and hurricane Rita severely damaged the Creole, Louisiana, base and flooded the Intracoastal City, Louisiana, base. These facilities have since been reopened. Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we believe that it is probable that we will receive a total of $2.8 million in insurance recoveries ($1.5 million has been received thus far). We recorded a $0.2 million net gain during fiscal year 2006, ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.
     Aircraft Repurchase Commitments — During November 2002, we sold assets related to our activities in Italy. In connection with this sale, we also agreed to acquire ownership of three aircraft used in the Italy operations and currently

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
leased from unrelated third parties at future dates, and transfer ownership to the buyer. As part of this arrangement, we agreed to exercise our purchase option at the conclusion of each lease and to sell these aircraft to the buyer for an aggregate sales price of €8.8 million ($11.4 million). During fiscal year 2005, leases with one of the third parties were terminated and the sale to the buyer closed on two of these aircraft, resulting in the recognition of a $2.3 million gain. We have exercised the purchase option on the remaining aircraft and completed the sale during the three months ended September 30, 2006, resulting in a gain of $2.2 million.
     Guarantees — We have guaranteed the repayment of up to £10 million ($18.7 million) of the debt of FBS and $11.7 million of the debt of RLR, both unconsolidated affiliates. See discussion of these commitments in Note 6 to our fiscal year 2006 Financial Statements. As of September 30, 2006, we have recorded a liability of $0.8 million representing the fair value of the RLR guarantee, which is reflected in our consolidated balance sheet in other liabilities and deferred credits. Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of September 30, 2006, surety bonds with an aggregate value of 32.4 million Mexican pesos ($2.9 million) were outstanding.
     The following table summarizes our commitments under these guarantees as of September 30, 2006:

Amount of Commitment Expiration Per Period
	Remainder	Fiscal	Fiscal	Fiscal Year
	of Fiscal	Years 2008-	Years 2010-	2012 and
Total	Year 2007	2009	2011	Thereafter
	(In thousands)
$33,375	$2,939	$11,716	$ —	$18,720
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
NOTE 5 — MANDATORY CONVERTIBLE PREFERRED STOCK
     In September 2006, we issued 4,000,000 shares of Preferred Stock, in a public offering, for net proceeds of $193.6 million. In October 2006, we issued an additional 600,000 shares of Preferred Stock upon the exercise of the underwriters’ over-allotment option, for net proceeds of $29.1 million. We intend to use the net proceeds from this offering to acquire aircraft and for working capital and other general corporate purposes, including acquisitions.
     Unless converted earlier pursuant to the terms discussed below, on September 15, 2009, the Preferred Stock will convert into common stock based on the following conversion rates:

	Number of Shares of	Total Number of Shares of
Market Value of	Common Stock Issued	Common Stock Issued
Common Stock on	for Each Share of	for 4,600,000 Shares of
September 15, 2009	Preferred Stock	Preferred Stock
$35.26 or less	1.4180	6,522,800
Between $35.26 and $43.19	1.4180 to 1.1577	6,522,799 to 5,324,961
$43.19 or greater	1.1576	5,324,960
     The “Market Value” of our common stock is the average of the closing price per share of common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding the mandatory conversion date. Each share of Preferred Stock is convertible at the holder’s option at any time into approximately 1.1576 shares of our common stock based on a conversion price of $43.19 per share, subject to specified adjustments; however, upon such optional conversion of Preferred Stock, we will make no payment of any future dividends. If, at any time prior to the mandatory conversion date, the closing price per share of our common stock exceeds $64.785, subject to anti-dilution requirements, for at least 20 days within a period of 30 consecutive trading days, we may elect to cause the conversion of all of the Preferred Stock then outstanding at the conversion rate of 1.1576 shares of common stock (or a total of 5,324,960 shares of common stock upon conversion of 4,600,000 shares of Preferred Stock), subject to specified

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
adjustments including payment of unpaid future dividends. There are also conversion and other requirements applicable upon the cash acquisition of our company.
     Annual cumulative cash dividends of $2.75 per share of mandatory convertible preferred stock are payable quarterly on the fifteenth day of each March, June, September and December. Holders of the Preferred Stock on the mandatory conversion date will have the right to receive the dividend due on such date (including any accrued, cumulated and unpaid dividends), whether or not declared, to the extent we are legally permitted to pay such dividends at such time.
NOTE 6 — TAXES
     Our effective income tax rates from continuing operations were 33.0% and 22.6% for the three months ended September 30, 2006 and 2005, respectively, and 33.0% and 21.9% for the six months ended September 30, 2006 and 2005, respectively. The significant variance between the U.S. federal statutory rate and the effective rate for the three and six months ended September 30, 2005 was due primarily to the impact of the reversals of reserves for tax contingencies of $2.9 million and $5.7 million, respectively, during those periods, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations. During the three and six months ended September 30, 2006, we had net reversals of reserves for estimated tax exposures of $0.7 million and $1.5 million, respectively. Reversals of reserves at a level similar to that for the three months ended September 30, 2006 are expected to occur in each of the remaining quarterly periods of fiscal year 2007. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
NOTE 7 — EMPLOYEE BENEFIT PLANS
Pension Plans
     The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Service cost for benefits earned during the period	$65	$70	$128	$127
Interest cost on pension benefit obligation	5,619	5,326	11,102	9,693
Expected return on assets	(5,814)	(4,845)	(11,487)	(8,818)
Amortization of unrecognized experience losses	901	911	1,780	1,658

Net periodic pension cost	$771	$1,462	$1,523	$2,660

     The current estimate of our cash contributions to the pension plans for fiscal year 2007 is $9.9 million, $2.7 million and $5.3 million of which were paid during the three and six months ended September 30, 2006, respectively.
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
     Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS No. 123(R) supersedes and revises guidance in ABP No. 25 and SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (1) unvested stock options under our stock option plans as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) any new share-based awards granted subsequent to March 31, 2006 (including restricted stock units), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is commensurate with the vesting term.
     As a result of adopting SFAS No. 123(R) on April 1, 2006, our income before provision for income taxes and minority interest and net income for the three months ended September 30, 2006 were $0.7 million and $0.4 million lower, respectively, and for the six months ended September 30, 2006 were $1.2 million and $0.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.82 and $0.80, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.80 and $0.79, respectively. Basic and diluted earnings per share for the six months ended September 30, 2006 would have been $1.57 and $1.55, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $1.54 and $1.52, respectively. Total share-based compensation expense, which includes stock options and restricted stock units, was $1.3 million and $2.1 million for the three and six months ended September 30, 2006, respectively, compared to $0.1 million for both the three and six months ended September 30, 2005. Stock-based compensation expense has been allocated to our various business units.
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
     The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during the three and six months ended September 30, 2006.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Risk free interest rate	5.0%	5.0-5.2%
Expected life (years)	4	4
Volatility	34%	30-34%
Dividend yield	—	—
     The weighted average grant date fair value of options granted during the three and six months ended September 30, 2006 was $11.78 and $12.01 per option, respectively. Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.2 million as of September 30, 2006, relating to a total of 387,966 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.34 years. The total fair value of options vested during the three and six months ended September 30, 2006 was approximately $1.0 million and $1.3 million, respectively.
     Options issued under our stock option plans had vesting terms ranging from six months to three years. Options issued under these plans expire ten years from the date of grant, except for options issued to non-employee directors which expire from three months to one year following the date when the individual ceases to be a director (based on the reason thereof). The following is a summary of stock option activity for the six months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
				(In thousands)
Balance as of March 31, 2006	813,763	$24.90	7.83	$9,033

Granted	196,000	34.78
Exercised	(105,905)	20.48
Forfeited	(27,196)	28.60

Balance as of September 30, 2006	876,662	27.52	8.01	$6,028

Exercisable as of September 30, 2006	488,696	24.99	7.40	$4,600

     The total intrinsic value, determined as of the date of exercise, of options exercised for the three and six months ended September 30, 2006 was $0.7 million and $1.5 million, respectively, and for the three and six months ended September 30, 2005 was less than $0.1 million and was $0.5 million, respectively. The total amount of cash that we received from option exercises for the three and six months ended September 30, 2006 and for the six months ended September 30, 2005 was $1.4 million, $2.2 million and $0.5 million, respectively. No options were exercised during the three months ended September 30, 2005. The total tax benefit attributable to options exercised during the three and six months ended September 30, 2006 was $0.3 million and $0.6 million, respectively.
     SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. The excess tax benefits from stock-based compensation of $0.6 million as reported on our condensed consolidated statement of cash flows in financing activities for the six months ended September 30, 2006 represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.
     Restricted Stock Units — We record compensation expense for restricted stock units based on an estimate of the expected vesting, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated vesting period is reassessed quarterly. Changes in such estimates may cause the

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
amount of expense recognized each period to fluctuate. Compensation expense related to awards of restricted stock units for the three and six months ended September 30, 2006 was $0.6 million and $0.9 million, respectively, and for the three and six months ended September 30, 2005 was less than $0.1 million and was $0.1 million, respectively.
     The following is a summary of non-vested restricted stock units as of September 30, 2006 and changes during the six months ended September 20, 2006:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Units	Per Unit
Non-vested as of March 31, 2006	198,200	$29.32
Granted	200,180	35.08
Forfeited	(9,920)	31.10

Non-vested as of September 30, 2006	388,460	32.23

     Unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.4 million as of September 30, 2006, relating to a total of 388,460 unvested restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 4.28 years.
     Prior Period Pro Forma Presentation — The following table illustrates the effect on net income and earnings per share for the three and six months ended September 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands,
	except per share amounts)
Net income, as reported	$14,634	$26,605
Stock-based employee compensation expense included in reported net income, net of tax	67	97
Stock-based employee compensation expense, net of tax	(584)	(1,131)

Pro forma net income	$14,117	$25,571

Basic earnings:
Earnings, as reported	$0.63	$1.14
Stock-based employee compensation expense, net of tax	(0.02)	(0.04)

Pro forma basic earnings per share	$0.61	$1.10

Diluted earnings:
Earnings, as reported	$0.62	$1.13
Stock-based employee compensation expense, net of tax	(0.02)	(0.04)

Pro forma diluted earnings per share	$0.60	$1.09

Black-Scholes option pricing model assumptions:
Risk free interest rate	4.0-4.2%	3.6-4.2%
Expected life (years)	5	5
Volatility	35-37%	35-38%
Dividend yield	—	—

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 8 — EARNINGS PER SHARE
     Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and six months ended September 30, 2006 excluded options to purchase 367,909 and 305,590 shares, respectively, at weighted average exercise prices of $32.85 and $32.14, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and six months ended September 30, 2005 excluded options to purchase 24,000 and 30,358 shares, respectively, at weighted average exercise prices of $36.61 and $36.06, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share also included weighted average shares resulting from the assumed conversion of the Preferred Stock at the current conversion rate that results in the most dilution: 1.4180 shares of common stock for each share of Preferred Stock. The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings (in thousands):
Income available to common stockholders — basic	$18,754	$14,634	$35,983	$26,605
Preferred Stock dividends	321	—	321	—

Income available to common stockholders — diluted	$19,075	$14,634	$36,304	$26,605

Shares:
Weighted average number of common shares outstanding — basic	23,453,429	23,341,508	23,423,384	23,330,652
Assumed conversion of Preferred Stock outstanding during the period	678,192	—	340,949	—
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	115,963	276,850	117,484	272,276

Weighted average number of common shares outstanding — diluted	24,247,584	23,618,358	23,881,817	23,602,928

Basic earnings per common share	$0.80	$0.63	$1.54	$1.14

Diluted earnings per common share	$0.79	$0.62	$1.52	$1.13

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 9 — SEGMENT INFORMATION
     We conduct our business in two segments: Helicopter Services and Production Management Services. The Helicopter Services segment operations are conducted through seven business units: North America, South and Central America, Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations. We provide Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name. The following shows reportable segment information for the three and six months ended September 30, 2006 and 2005, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Segment gross revenue from external customers:
Helicopter Services:
North America	$57,970	$54,491	$117,042	$101,179
South and Central America	13,137	9,897	26,148	19,484
Europe	70,928	61,891	140,925	120,137
West Africa	31,210	26,539	62,946	52,449
Southeast Asia	17,626	14,688	34,665	28,496
Other International	12,164	7,730	21,116	14,953
EH Centralized Operations	3,409	2,233	7,024	4,740

Total Helicopter Services	206,444	177,469	409,866	341,438
Production Management Services	17,765	16,920	35,430	33,872
Corporate	—	16	(25)	32

Total segment gross revenue	$224,209	$194,405	$445,271	$375,342

Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$8,334	$6,763	$16,063	$12,527
South and Central America	269	450	494	900
Europe	1,200	833	2,587	1,768
West Africa	—	—	—	—
Southeast Asia	—	—	—	—
Other International	19	351	19	716
EH Centralized Operations	11,318	10,289	22,108	20,182

Total Helicopter Services	21,140	18,686	41,271	36,093
Production Management Services	19	22	38	39

Total intersegment and intrasegment gross revenue	$21,159	$18,708	$41,309	$36,132

Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$66,304	$61,254	$133,105	$113,706
South and Central America	13,406	10,347	26,642	20,384
Europe	72,128	62,724	143,512	121,905
West Africa	31,210	26,539	62,946	52,449
Southeast Asia	17,626	14,688	34,665	28,496
Other International	12,183	8,081	21,135	15,669
EH Centralized Operations	14,727	12,522	29,132	24,922
Intrasegment eliminations	(17,955)	(16,712)	(35,202)	(32,136)

Total Helicopter Services (1)	209,629	179,443	415,935	345,395
Production Management Services (2)	17,784	16,942	35,468	33,911
Corporate	—	16	(25)	32
Intersegment eliminations	(3,204)	(1,996)	(6,107)	(3,996)

Total consolidated gross revenue	$224,209	$194,405	$445,271	$375,342

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$9,173	$14,592	$20,258	$24,374
South and Central America	3,289	202	6,914	615
Europe	8,436	10,004	17,460	16,924
West Africa	820	2,033	3,227	4,105
Southeast Asia	2,008	377	3,096	1,085
Other International	3,328	956	4,434	2,184
EH Centralized Operations	4,449	589	9,928	(702)

Total Helicopter Services	31,503	28,753	65,317	48,585
Production Management Services	1,394	1,238	2,808	2,559
Gain (loss) on disposal of assets	3,667	(1,494)	4,665	(902)
Corporate	(5,703)	(6,402)	(10,869)	(13,102)

Total consolidated operating income	$30,861	$22,095	$61,921	$37,140

	September 30,	March 31,
	2006	2006
	(In thousands)
Identifiable assets: (3)
Helicopter Services:
North America	$433,048	$415,045
South and Central America	11,482	10,042
Europe	56,337	31,515
West Africa	6,311	8,918
Southeast Asia	13,112	13,657
Other International	31,596	28,125
EH Centralized Operations	571,609	520,524

Total Helicopter Services	1,123,495	1,027,826
Production Management Services	35,024	34,013
Corporate	310,623	114,574

Total consolidated identifiable assets	$1,469,142	$1,176,413

(1)	Includes reimbursable revenue of $18.9 million and $13.2 million for the three months ended September 30, 2006 and 2005, respectively, and $42.2 million and $27.3 million for the six months ended September 30, 2006 and 2005, respectively.

(2)	Includes reimbursable revenue of $2.3 million and $4.5 million for the three months ended September 30, 2006 and 2005, respectively, and $6.2 million and $9.1 million for the six months ended September 30, 2006 and 2005, respectively.

(3)	Information presented herein for our business units related to identifiable assets is based on the business unit that owns the underlying assets. A significant portion of these assets are leased from our North America and EH Centralized Operations business units to other business units. Our operating revenue and operating expenses associated with the operations of those assets is reflected in the results for the business unit that operates the assets, and the intercompany lease revenue and expense eliminates in consolidation.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 10 — COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$19,075	$14,634	$36,304	$26,605
Other comprehensive income (loss):
Currency translation adjustments	2,955	(3,285)	21,321	(17,117)

Comprehensive income (loss)	$22,030	$11,349	$57,625	$9,488

     During the three and six months ended September 30, 2006, the U.S. dollar weakened against the British pound sterling resulting in translation gains recorded as a component of stockholders’ investment as of September 30, 2006. During the three and six months ended September 30, 2005, the U.S. dollar strengthened against the British pound sterling resulting in translation losses recorded as a component of stockholders’ investment as of September 30, 2005. See discussion of foreign currency translation in Note 1.
NOTE 11 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     In connection with the sale of our 6 1/8% Senior Notes due 2013, certain of our wholly-owned subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$83,867	$140,342	$—	$224,209
Intercompany revenue	—	3,754	3,356	(7,110)	—

	—	87,621	143,698	(7,110)	224,209

Operating expense:
Direct cost	127	64,768	104,856	—	169,751
Intercompany expenses	—	3,356	3,754	(7,110)	—
Depreciation and amortization	56	4,526	6,155	—	10,737
General and administrative	5,517	4,112	6,898	—	16,527
Gain on disposal of assets	—	(58)	(3,609)	—	(3,667)

	5,700	76,704	118,054	(7,110)	193,348

Operating income (loss)	(5,700)	10,917	25,644	—	30,861
Earnings (losses) from unconsolidated affiliates, net	12,790	(353)	2,132	(12,841)	1,728
Interest income	15,331	73	1,186	(15,521)	1,069
Interest expense	(3,183)	—	(15,209)	15,521	(2,871)
Other expense, net	(5)	(17)	(1,286)	—	(1,308)

Income before provision for income taxes and minority interest	19,233	10,620	12,467	(12,841)	29,479
Allocation of consolidated income taxes	(116)	(1,357)	(8,255)	—	(9,728)
Minority interest	(42)	—	(634)	—	(676)

Net income	$19,075	$9,263	$3,578	$(12,841)	$19,075

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$(25)	$168,316	$276,980	$—	$445,271
Intercompany revenue	—	6,680	5,721	(12,401)	—

	(25)	174,996	282,701	(12,401)	445,271

Operating expense:
Direct cost	194	127,095	207,830	—	335,119
Intercompany expenses	—	5,721	6,630	(12,351)	—
Depreciation and amortization	82	8,776	12,162	—	21,020
General and administrative	10,566	8,478	12,882	(50)	31,876
Gain on disposal of assets	—	(194)	(4,471)	—	(4,665)

	10,842	149,876	235,033	(12,401)	383,350

Operating income (loss)	(10,867)	25,120	47,668	—	61,921
Earnings (losses) from unconsolidated affiliates, net	24,660	(625)	4,017	(24,765)	3,287
Interest income	29,961	133	2,063	(29,798)	2,359
Interest expense	(6,466)	—	(29,439)	29,798	(6,107)
Other expense, net	(94)	(94)	(5,905)	—	(6,093)

Income before provision for income taxes and minority interest	37,194	24,534	18,404	(24,765)	55,367
Allocation of consolidated income taxes	(809)	(2,726)	(14,736)	—	(18,271)
Minority interest	(81)	—	(711)	—	(792)

Net income	$36,304	$21,808	$2,957	$(24,765)	$36,304

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$16	$78,753	$115,636	$—	$194,405
Intercompany revenue	—	2,042	2,720	(4,762)	—

	16	80,795	118,356	(4,762)	194,405

Operating expense:
Direct cost	(1,032)	54,622	90,322	—	143,912
Intercompany expenses	—	2,718	1,934	(4,652)	—
Depreciation and amortization	15	4,871	6,314	—	11,200
General and administrative	7,434	3,370	5,010	(110)	15,704
Gain on disposal of assets	(2)	(134)	1,630	—	1,494

	6,415	65,447	105,210	(4,762)	172,310

Operating income (loss)	(6,399)	15,348	13,146	—	22,095
Earnings (losses) from unconsolidated affiliates, net	10,159	(1,227)	1,652	(10,211)	373
Interest income	13,671	44	1,048	(13,814)	949
Interest expense	(3,519)	(6)	(13,966)	13,814	(3,677)
Other income (expense), net	(107)	7	(669)	—	(769)

Income before provision for income taxes and minority interest	13,805	14,166	1,211	(10,211)	18,971
Allocation of consolidated income taxes	867	(1,098)	(4,062)	—	(4,293)
Minority interest	(38)	—	(6)	—	(44)

Net income (loss)	$14,634	$13,068	$(2,857)	$(10,211)	$14,634

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$32	$150,328	$224,982	$—	$375,342
Intercompany revenue	—	3,632	3,841	(7,473)	—

	32	153,960	228,823	(7,473)	375,342

Operating expense:
Direct cost	(1,024)	107,679	178,471	—	285,126
Intercompany expenses	—	3,840	3,413	(7,253)	—
Depreciation and amortization	32	9,078	12,397	—	21,507
General and administrative	14,126	6,348	10,413	(220)	30,667
Loss (gain) on disposal of assets	4	(143)	1,041	—	902

	13,138	126,802	205,735	(7,473)	338,202

Operating income (loss)	(13,106)	27,158	23,088	—	37,140
Earnings (losses) from unconsolidated affiliates, net	16,990	(2,037)	2,561	(17,095)	419
Interest income	27,205	88	2,175	(27,487)	1,981
Interest expense	(7,187)	(7)	(27,678)	27,487	(7,385)
Other income (expense), net	(455)	(1)	2,469	—	2,013

Income before provision for income taxes and minority interest	23,447	25,201	2,615	(17,095)	34,168
Allocation of consolidated income taxes	3,237	(2,340)	(8,366)	—	(7,469)
Minority interest	(79)	—	(15)	—	(94)

Net income (loss)	$26,605	$22,861	$(5,766)	$(17,095)	$26,605

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,770	$7,367	$68,138	$—	$268,275
Accounts receivable	32,111	62,484	118,789	(40,250)	173,134
Inventories	—	72,064	85,902	—	157,966
Prepaid expenses and other	593	4,576	11,262	—	16,431

Total current assets	225,474	146,491	284,091	(40,250)	615,806
Intercompany investment	291,277	1,046	—	(292,323)	—
Investment in unconsolidated affiliates	4,749	962	36,390	—	42,101
Intercompany notes receivable	685,255	—	24,689	(709,944)	—
Property and equipment — at cost:
Land and buildings	262	33,671	13,321	—	47,254
Aircraft and equipment	1,941	444,741	524,866	—	971,548

	2,203	478,412	538,187	—	1,018,802

Less: Accumulated depreciation and amortization	(1,400)	(117,641)	(168,937)	—	(287,978)

	803	360,771	369,250	—	730,824
Goodwill	—	18,594	8,102	111	26,807
Other assets	11,137	83	42,384	—	53,604

	$1,218,695	$527,947	$764,906	$(1,042,406)	$1,469,142

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$1,359	$15,064	$52,746	$(9,239)	$59,930
Accrued liabilities	12,056	23,001	97,985	(31,012)	102,030
Deferred taxes	(4,053)	—	14,083	—	10,030
Short-term borrowings and current maturities of long-term debt	—	—	22,479	—	22,479

Total current liabilities	9,362	38,065	187,293	(40,251)	194,469
Long-term debt, less current maturities	234,380	—	3,684	—	238,064
Intercompany notes payable	25,482	150,806	533,656	(709,944)	—
Other liabilities and deferred credits	4,263	9,858	150,436	—	164,557
Deferred taxes	42,927	1,805	27,903	—	72,635
Minority interest	1,945	—	3,035	—	4,980
Stockholders’ investment:
5.50% mandatory convertible preferred stock	193,590	—	—	—	193,590
Common stock	235	4,062	25,986	(30,048)	235
Additional paid-in-capital	164,286	51,170	13,476	(64,646)	164,286
Retained earnings	483,828	272,181	(66,460)	(205,721)	483,828
Accumulated other comprehensive income (loss)	58,397	—	(114,103)	8,204	(47,502)

	900,336	327,413	(141,101)	(292,211)	794,437

	$1,218,695	$527,947	$764,906	$(1,042,406)	$1,469,142

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$74,601	$1,363	$46,518	$—	$122,482
Accounts receivable	23,627	57,332	112,277	(32,831)	160,405
Inventories	—	71,061	76,799	—	147,860
Prepaid expenses and other	1,146	4,080	11,293	—	16,519

Total current assets	99,374	133,836	246,887	(32,831)	447,266
Intercompany investment	266,510	1,046	—	(267,556)	—
Investment in unconsolidated affiliates	4,854	1,587	33,471	—	39,912
Intercompany notes receivable	547,552	—	13,954	(561,506)	—
Property and equipment — at cost:
Land and buildings	171	29,251	11,250	—	40,672
Aircraft and equipment	1,695	357,051	479,568	—	838,314

	1,866	386,302	490,818	—	878,986

Less: Accumulated depreciation and amortization	(1,349)	(109,963)	(151,760)	—	(263,072)

	517	276,339	339,058	—	615,914
Goodwill	—	18,593	8,133	111	26,837
Other assets	8,808	176	37,500	—	46,484

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$920	$19,225	$30,519	$(9,437)	$41,227
Accrued liabilities	14,696	20,399	88,342	(23,394)	100,043
Deferred taxes	(6,060)	—	11,085	—	5,025
Short-term borrowings and current maturities of long-term debt	—	—	17,634	—	17,634

Total current liabilities	9,556	39,624	147,580	(32,831)	163,929
Long-term debt, less current maturities	234,381	—	13,281	—	247,662
Intercompany notes payable	14,658	74,525	472,323	(561,506)	—
Other liabilities and deferred credits	4,658	10,175	139,704	—	154,537
Deferred taxes	34,361	1,648	32,272	—	68,281
Minority interest	1,804	—	2,503	—	4,307
Stockholders’ investment:
Common stock	234	4,062	23,578	(27,640)	234
Additional paid-in-capital	158,762	51,170	13,477	(64,647)	158,762
Retained earnings	447,524	250,373	(69,418)	(180,955)	447,524
Accumulated other comprehensive income (loss)	21,677	—	(96,297)	5,797	(68,823)

	628,197	305,605	(128,660)	(267,445)	537,697

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(10,823)	$21,740	$20,841	$16,941	$48,699

Cash flows from investing activities:
Capital expenditures	(377)	(95,036)	(13,143)	—	(108,556)
Proceeds from asset dispositions	—	1,725	6,865	—	8,590

Net cash used in investing activities	(377)	(93,311)	(6,278)	—	(99,966)

Cash flows from financing activities:
Issuance of preferred stock	194,450	—	—	—	194,450
Preferred stock issuance costs	(346)	—	—	—	(346)
Repayment of debt and debt redemption premiums	—	—	(1,541)	—	(1,541)
Increases (decreases) in cash related to intercompany advances and debt	(67,575)	77,575	6,941	(16,941)	—
Partial prepayment of put/call obligation	(80)	—	—	—	(80)
Issuance of common stock	2,169	—	—	—	2,169
Tax benefit related to exercise of stock options	607	—	—	—	607

Net cash provided by (used in) financing activities	129,225	77,575	5,400	(16,941)	195,259
Effect of exchange rate changes on cash and cash equivalents	144	—	1,657	—	1,801

Net increase (decrease) in cash and cash equivalents	118,169	6,004	21,620	—	145,793
Cash and cash equivalents at beginning of period	74,601	1,363	46,518	—	122,482

Cash and cash equivalents at end of period	$192,770	$7,367	$68,138	$—	$268,275

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements — (Continued)
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(2,437)	$48,638	$(1,875)	$(39,013)	$5,313

Cash flows from investing activities:
Capital expenditures	(265)	(44,162)	(13,073)	—	(57,500)
Proceeds from asset dispositions	73	1,791	2,585	—	4,449

Net cash used in investing activities	(192)	(42,371)	(10,488)	—	(53,051)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	—	—	(1,483)	—	(1,483)
Repayment of intercompany debt	(1)	(4,600)	(12)	4,613	—
Dividends paid	—	(3,500)	(30,900)	34,400	—
Partial prepayment of put/call obligation	(66)	—	—	—	(66)
Issuance of common stock	530	—	—	—	530

Net cash provided by (used in) financing activities	463	(8,100)	(32,395)	39,013	(1,019)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,408)	—	(3,408)

Net decrease in cash and cash equivalents	(2,166)	(1,833)	(48,166)	—	(52,165)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$21,781	$6,074	$66,420	$—	$94,275

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bristow Group Inc.:
     We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of September 30, 2006, the related condensed consolidated statements of income for the three-month and six-month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 7, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2006 and 2005, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2006 and 2005, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2007 is referred to as “fiscal year 2007.”
Forward-Looking Statements
     This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results are forward-looking statements.
     Our forward-looking statements reflect our views and assumptions on the date of this Quarterly Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:
•	the risks and uncertainties described or referred to under “Risk Factors” included elsewhere in this Quarterly Report and in the Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet expansion program;

•	the outcome of the SEC investigation relating to the Foreign Corrupt Practices Act and other matters, or the Internal Review, has a greater than anticipated financial or business impact;

•	the outcome of the DOJ antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact; and

•	the implementation of our plan to improve our internal control over financial reporting, as discussed in the Annual Report and under Item 4. “Controls and Procedures — Changes in Internal Control Over Financial Reporting” included elsewhere in this Quarterly Report.

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
General
     We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated. We are one of two helicopter service providers to the offshore energy industry with global operations. We have major operations in the U.S. Gulf of Mexico and the North Sea, and operations in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, China, Mexico, Nigeria, Russia and Trinidad. We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd., and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.
     We conduct our business in two segments: Helicopter Services and Production Management Services. The Helicopter Services segment operations are conducted through seven business units:
•	North America;

•	South and Central America;

•	Europe;

•	West Africa;

•	Southeast Asia;

•	Other International; and

•	Eastern Hemisphere (“EH”) Centralized Operations.
     We provide helicopter services to a broad base of major, independent, international and national energy companies. Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations. A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities. As of September 30, 2006, we operated 332 aircraft (including 310 aircraft owned, 22 leased aircraft and three aircraft held for sale), and our unconsolidated affiliates operated an additional 148 aircraft (excluding those aircraft leased from us). In both the Current Quarter and the Current Period, our Helicopter Services segment contributed approximately 92% of our gross revenue.
     We are also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. In connection with these activities, our Production Management Services segment uses our helicopter services. We also handle regulatory and production reporting for some of our customers. As of September 30, 2006, we managed or had personnel assigned to 315 production facilities in the U.S. Gulf of Mexico.
     The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of October 5, 2006; (2) the number of helicopters which we had on order or under option as of October 5, 2006; and (3) the percentage of gross revenues which each of our segments and business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see “— Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Quarterly Report.

	Aircraft in Fleet					Percentage of
	Helicopters			Fixed		Current Period
	Small	Medium	Large	Wing	Total	Revenues
Helicopter Services
North America	138	25	4	1	168	26%
South and Central America	2	30	1	—	33	6%
Europe	1	6	30	—	37	31%
West Africa	11	29	2	6	48	14%
Southeast Asia	2	6	9	—	17	8%
Other International	—	11	9	3	23	5%
EH Centralized Operations	—	—	6	—	6	2%
Production Management	—	—	—	—	—	8%

Total	154	107	61	10	332	100%

Aircraft not currently in fleet:
On order	3	39	9	—	51
Under option	—	24	9	—	33
     We expect that the additional aircraft on order and any aircraft we acquire pursuant to options will generally be deployed evenly across our global business units, but with a bias towards those units where we expect higher growth, such as our Other International and Southeast Asia units.
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
     Our helicopter contracts generally provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe and 90 days in West Africa. In North America, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts. In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years. At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period. In other instances, customers solicit new bids at the expiration of a contract. Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety. An incumbent operator has a competitive advantage in the bidding process based on its relationship with the customer, its knowledge of the site characteristics and its understanding of the cost structure for the operations.
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
     As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter services in certain foreign countries through interests in affiliates, some of which are unconsolidated. Generally, we realize revenue from these foreign operations by leasing aircraft and providing services and technical support to those entities. We also receive dividend income from the earnings of some of these entities. For additional information about these unconsolidated affiliates, see Note 3 in the “Notes to Consolidated Financial Statements” in the Annual Report and Note 2 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Our Strategy
     Our goal is to advance our position as the leading helicopter services provider to the offshore energy industry. We intend to employ the following strategies to achieve this goal:
•	Strategically position our company as the preferred provider of helicopter services. We position our company as the preferred provider of helicopter services by maintaining strong relationships with our customers and providing high-quality service. We focus on maintaining relationships with our customers’ local and corporate management. We believe that this focus helps us to provide our customers with the right aircraft in the right place at the right time and to better anticipate customer needs, which in turn allows us to better manage our fleet. We also leverage our close relationships with our customers to establish mutually beneficial operating practices and safety standards worldwide. By applying standard operating and safety practices across our global operations, we are able to provide our customers with consistent, high-quality service in each of their areas of operation. By better understanding our customers’ needs and by virtue of our global operations and safety standards, we have effectively competed against other helicopter service providers based on customer service, safety and reliability, and not just price.

•	Integrate our operations. In fiscal year 2006, we completed a number of changes in our business to integrate our global organization, and we intend to continue to identify and implement further integration opportunities. These changes include changes in our senior management team, the integration of our operations among previously independently managed businesses, improvements in global asset allocation and other changes in our corporate operations. We anticipate that these improvements will result in revenue growth, and may also generate cost savings.

•	Grow our business internationally. We plan to grow our business in most of the markets in which we operate. We expect this growth to be particularly strong in international markets outside our three largest markets (U.S. Gulf of Mexico, North Sea and Nigeria), which represented 63% of our Current Period revenues. Although we have a footprint in most major oil and gas producing regions of the world, we have the opportunity to expand and deepen our presence in many of these markets, for example the Middle East and Southeast Asia. We anticipate this growth to result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions. Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

In October 2006, we exercised options to purchase four large aircraft that were to expire on September 30, 2006 for a purchase price of approximately $79.0 million. Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.7 million capital through the sale of equity securities in the offering of mandatory convertible preferred stock (“Preferred Stock”) completed in September and October 2006. We have options to acquire an additional nine large aircraft and an additional 24 medium aircraft. Depending on market conditions, we may exercise these additional options to acquire aircraft or elect to expand our business through acquisition, including acquisitions under consideration or negotiation. These strategic decisions would require us to access additional sources of capital. Our decision to use equity, debt or a combination of the two would depend on our financial position and market conditions at that time, but we currently expect to use debt financing.
Market Outlook
     We are currently experiencing significant demand for our helicopter services. Based on our current contract level and discussions with our customers about their needs for aircraft related to their oil and gas production and exploration plans, we anticipate the demand for aircraft services will continue at a very high level for the near term. Further, based on the projects planned by our customers in the markets in which we currently operate, we anticipate global demand for our services will grow in the long term and exceed the transportation capacity of the aircraft we and our competitors currently have in our fleets and on order. In addition, this high level of demand has allowed us to increase the rates we charge for our services over the past several years.
     We expect to see growth in demand for additional helicopter services, particularly in North and South America, West Africa and Southeast Asia. We also expect that the relative importance of our Southeast Asia and Other International business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft from weaker markets into markets that will sustain higher rates for our services. Currently, helicopter manufacturers are indicating very limited supply availability during the next three years. We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services. At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by the current market conditions.
     There has been a trend of major oil and gas companies outsourcing certain activities and transferring reserves located in the U.S. Gulf of Mexico to smaller, independent oil and gas producers. These trends have generated, and are expected to continue to generate, additional demand for our production management services, as smaller producers are more likely to require the operational and manpower support that our Production Management Services segment provides.
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
     We have made and are in the process of making a number of changes in our West Africa business unit operations in Nigeria. This reorganization as well as periodic disruption to our operations related to civil unrest and violence have made and are expected to continue to make our operating results from Nigeria unpredictable for at least the next year.
Other Matters
     In 2005, we reviewed certain of our prior business practices as a result of issues that arose in a number of our international operations. As a result of the findings of this review (the “Internal Review”), our previously issued quarter ended December 31, 2004 and prior financial statements were restated. We informed the SEC of the review, and they have initiated a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so. We received a document subpoena from the Antitrust Division of the DOJ that related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena. We cannot predict the ultimate outcome of the investigations, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. For additional discussion, see “— Internal Review and Governmental Investigations” included elsewhere in this Quarterly Report.
Results of Operations
     The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$202,972	$176,711	$396,837	$338,945
Reimbursable revenue	21,237	17,694	48,434	36,397

Total gross revenue	224,209	194,405	445,271	375,342

Operating expense:
Direct cost	148,872	126,510	287,341	249,062
Reimbursable expense	20,879	17,402	47,778	36,064
Depreciation and amortization	10,737	11,200	21,020	21,507
General and administrative	16,527	15,704	31,876	30,667
Loss (gain) on disposal of assets	(3,667)	1,494	(4,665)	902

Total operating expense	193,348	172,310	383,350	338,202

Operating income	30,861	22,095	61,921	37,140
Earnings from unconsolidated affiliates, net of losses	1,728	373	3,287	419
Interest expense, net	(1,802)	(2,728)	(3,748)	(5,404)
Other income (expense), net	(1,308)	(769)	(6,093)	2,013

Income before provision for income taxes and minority interest	29,479	18,971	55,367	34,168
Provision for income taxes	(9,728)	(4,293)	(18,271)	(7,469)
Minority interest	(676)	(44)	(792)	(94)

Net income	$19,075	$14,634	$36,304	$26,605

Current Quarter Compared to Comparable Quarter
     Our gross revenue increased to $224.2 million for the Current Quarter from $194.4 million for the Comparable Quarter, an increase of 15.3%. The increase in gross revenue relates to an increase in gross revenue for our Helicopter Services segment, with improvements in operating revenue across all of our business units, most significantly for North America (primarily resulting from an increase in flight hours and rates), Europe (primarily resulting from the addition of two new aircraft in this market) and West Africa (primarily resulting from three new contracts). The increase in gross revenue was also attributable to an increase in out-of-pocket expenses rebilled to our customers (reimbursable revenue) of $3.5 million. Our operating expense increased to $193.3 million for the Current Quarter from $172.3 million for the Comparable Quarter, an increase of 12.2%. Operating expense increased as a result of the increase in operating activity, but also as a result of a higher level of maintenance activity on our aircraft and higher compensation costs driven by higher labor rates and additional personnel. These additional operating expense items resulted in a decline in operating income and operating margin for our North America, Europe and West Africa business units. However, improved margins for our other business units and significant gains on asset dispositions in the Current Quarter (compared to losses on asset dispositions in the Comparable Quarter) resulted in increases in our consolidated operating income and operating margin for the Current Quarter to $30.9 million and 13.8%, respectively, compared to $22.1 million and 11.4%, respectively, for the Comparable Quarter.

     Net income for the Current Quarter of $19.1 million represents a $4.4 million increase from the Comparable Quarter. This increase in net income was driven by the increase in operating income discussed above and an increase of $1.4 million in equity earnings from unconsolidated affiliates, which was partially offset by an increase in the provision for income taxes due to the increase in income during the Current Quarter and an increase in the overall effective tax rate.
Current Period Compared to Comparable Period
     Our gross revenue increased to $445.3 million for the Current Period from $375.3 million for the Comparable Period, an increase of 18.6%. The increase in gross revenue relates to an increase in gross revenue for our Helicopter Services segment, with improvements in operating revenue across all of our business units, most significantly for North America (primarily resulting from increases in rates for certain contracts and an increase in utilization of our small aircraft in this market), Europe (primarily resulting from aircraft added to the market during fiscal year 2006) and West Africa (primarily resulting from three new contracts). The increase in gross revenue was also attributable to an increase in out-of-pocket expenses rebilled to our customers (reimbursable revenue) of $12.0 million. Our operating expense increased to $383.4 million for the Current Period from $338.2 million for the Comparable Period, an increase of 13.4%. Operating expense increased as a result of the increase in operating activity, but also as a result of a higher level of maintenance activity on our aircraft and compensation costs driven by higher labor rates and additional personnel. These additional operating expense items resulted in a decline in operating income for our North America and West Africa business units and a decline in operating margin for our North America, Europe and West Africa business units. However, improved margins for our other business units and significant gains on asset dispositions in the Current Period (compared to losses on asset dispositions in the Comparable Period) resulted in increases in our operating income and operating margin for the Current Period to $61.9 million and 13.9%, respectively, compared to $37.1 million and 9.9%, respectively, for the Comparable Period.
     Net income for the Current Period of $36.3 million represents a $9.7 million increase from the Comparable Period. This increase in net income was driven by the increase in operating income discussed above and an increase of $2.9 million in equity earnings from unconsolidated affiliates, which was partially offset by foreign exchange losses of $6.1 million in the Current Period compared to foreign exchange gains of $3.0 million in the Comparable Period, and an increase in the provision for income taxes due to the increase in income during the Current Period and from an increase in the overall effective tax rate.

Business Unit Operating Results
     The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the seven business units comprising our Helicopter Services segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America (1)	41,011	39,656	83,620	77,385
South and Central America	9,631	10,113	18,916	19,629
Europe	10,685	10,263	20,855	19,994
West Africa	9,179	8,625	18,062	16,969
Southeast Asia	3,063	3,005	6,269	5,727
Other International	2,426	1,689	4,478	3,292

Consolidated total	75,995	73,351	152,200	142,996

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Gross revenue:
Helicopter Services:
North America	$66,304	$61,254	$133,105	$113,706
South and Central America	13,406	10,347	26,642	20,384
Europe	72,128	62,724	143,512	121,905
West Africa	31,210	26,539	62,946	52,449
Southeast Asia	17,626	14,688	34,665	28,496
Other International	12,183	8,081	21,135	15,669
EH Centralized Operations	14,727	12,522	29,132	24,922
Intrasegment eliminations	(17,955)	(16,712)	(35,202)	(32,136)

Total Helicopter Services (2)	209,629	179,443	415,935	345,395
Production Management Services (3)	17,784	16,942	35,468	33,911
Corporate	—	16	(25)	32
Intersegment eliminations	(3,204)	(1,996)	(6,107)	(3,996)

Consolidated total	$224,209	$194,405	$445,271	$375,342

Operating expense: (4)
Helicopter Services:
North America	$57,131	$46,662	$112,847	$89,332
South and Central America	10,117	10,145	19,728	19,769
Europe	63,692	52,720	126,052	104,981
West Africa	30,390	24,506	59,719	48,344
Southeast Asia	15,618	14,311	31,569	27,411
Other International	8,855	7,125	16,701	13,485
EH Centralized Operations	10,278	11,933	19,204	25,624
Intrasegment eliminations	(17,955)	(16,712)	(35,202)	(32,136)

Total Helicopter Services	178,126	150,690	350,618	296,810
Production Management Services	16,390	15,704	32,660	31,352
Loss (gain) on disposal of assets	(3,667)	1,494	(4,665)	902
Corporate	5,703	6,418	10,844	13,134
Intersegment eliminations	(3,204)	(1,996)	(6,107)	(3,996)

Consolidated total	$193,348	$172,310	$383,350	$338,202

See notes beginning on following page.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Operating income:
Helicopter Services:
North America	$9,173	$14,592	$20,258	$24,374
South and Central America	3,289	202	6,914	615
Europe	8,436	10,004	17,460	16,924
West Africa	820	2,033	3,227	4,105
Southeast Asia	2,008	377	3,096	1,085
Other International (5)	3,328	956	4,434	2,184
EH Centralized Operations	4,449	589	9,928	(702)

Total Helicopter Services	31,503	28,753	65,317	48,585
Production Management Services	1,394	1,238	2,808	2,559
Gain (loss) on disposal of assets	3,667	(1,494)	4,665	(902)
Corporate	(5,703)	(6,402)	(10,869)	(13,102)

Consolidated operating income	30,861	22,095	61,921	37,140
Earnings from unconsolidated affiliates	1,728	373	3,287	419
Interest income	1,069	949	2,359	1,981
Interest expense	(2,871)	(3,677)	(6,107)	(7,385)
Other income (expense), net	(1,308)	(769)	(6,093)	2,013

Income before provision for income taxes and minority interest	29,479	18,971	55,367	34,168
Provision for income taxes	(9,728)	(4,293)	(18,271)	(7,469)
Minority interest	(676)	(44)	(792)	(94)

Net income	$19,075	$14,634	$36,304	$26,605

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating margin: (6)
Helicopter Services:
North America	13.8%	23.8%	15.2%	21.4%
South and Central America	24.5%	2.0%	26.0%	3.0%
Europe	11.7%	15.9%	12.2%	13.9%
West Africa	2.6%	7.7%	5.1%	7.8%
Southeast Asia	11.4%	2.6%	8.9%	3.8%
Other International	27.3%	11.8%	21.0%	13.9%
EH Centralized Operations	30.2%	4.7%	34.1%	(2.8%)
Total Helicopter Services	15.0%	16.0%	15.7%	14.1%
Production Management Services	7.8%	7.3%	7.9%	7.5%
Consolidated total	13.8%	11.4%	13.9%	9.9%

(1)	Our presentation of flight hours for North America has been changed from prior reports to reflect total flight hours, which is consistent with the presentation of flight hours for our other business units. North America flight hours in prior reports reflected only billed hours.

(2)	Includes reimbursable revenue of $18.9 million and $13.2 million for the three months ended September 30, 2006 and 2005, respectively, and $42.2 million and $27.3 million for the six months ended September 30, 2006 and 2005, respectively.

(3)	Includes reimbursable revenue of $2.3 million and $4.5 million for the three months ended September 30, 2006 and 2005, respectively, and $6.2 million and $9.1 million for the six months ended September 30, 2006 and 2005, respectively.

(4)	Operating expense includes depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Helicopter Services:
North America	$4,447	$4,264	$8,628	$8,362
South and Central America	479	531	934	1,070
Europe	202	127	331	262
West Africa	279	815	580	1,108
Southeast Asia	105	264	190	216
Other International	569	456	1,073	923
EH Centralized Operations	4,556	4,678	9,111	9,435

Total Helicopter Services	10,637	11,135	20,847	21,376
Production Management Services	46	48	93	98
Corporate	54	17	80	33

Consolidated total	$10,737	$11,200	$21,020	$21,507

(5)	Includes a gain on the sale of an aircraft used in our Italy operations of $2.1 million.

(6)	Operating margin is calculated as gross revenue less operating expense divided by gross revenue.
Current Quarter Compared to Comparable Quarter
     Set forth below is a discussion of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.
Helicopter Services
     Gross revenue for Helicopter Services increased to $209.6 million for the Current Quarter from $179.4 million for the Comparable Quarter, an increase of 16.8%, and operating expense increased to $178.1 million for the Current Quarter from $150.7 million for the Comparable Quarter, an increase of 18.2%. This resulted in a decline in operating margin to 15.0% for the Current Quarter from 16.0% for the Comparable Quarter. Helicopter Services results are further explained below by business unit.
North America
     Gross revenue for North America increased to $66.3 million for the Current Quarter from $61.3 million for the Comparable Quarter, and flight activity increased by 3.4%. The increase in gross revenue is due to an increase in the number of aircraft on month-to-month contracts for the Current Quarter (as reflected in the increase in flight activity) and a 10% rate increase for certain contracts (which is being phased in beginning in March 2006).
     Operating expense for North America increased to $57.1 million for the Current Quarter from $46.7 million for the Comparable Quarter. The increase was primarily due to higher maintenance expense and labor costs, in part as a result of the increase in flight activity, and the adoption of the new equity compensation accounting standard in the quarter ended June 30, 2006. Our operating margin for North America decreased to 13.8% for the Current Quarter from 23.8% for the Comparable Quarter primarily due to the increase in maintenance costs discussed above. Our operating margin for the Comparable Quarter was an all-time high for this business unit resulting from a combination of a high level of flight activity related to hurricanes Katrina and Rita and a low level of maintenance activity as only limited maintenance was being performed as a result of the hurricanes. As a result of the increase in the number of our aircraft in this market since the Comparable Quarter, flight activity was higher in the Current Quarter than the Comparable Quarter; however maintenance expense was substantially higher as the level of maintenance activity returned to a normal level.

South and Central America
     Gross revenue for South and Central America increased to $13.4 million for the Current Quarter from $10.3 million for the Comparable Quarter primarily due to revenue recognized in the Current Quarter upon receipt of cash from our joint venture in Mexico, the addition of a new contract in Trinidad in November 2005, and an overall increase in the number of aircraft operating in Trinidad over the Comparable Quarter. In Mexico, a contract with Petróleos Mexicanos (“PEMEX”) concluded in February 2005. As a result, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”). During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. As of September 30, 2006, $0.8 million of revenues billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.1 million for revenues billed but not collected from HC. During the Current Quarter, we recognized revenue of $0.3 million upon receipt of payment from HC for amounts billed in fiscal year 2006.
     Operating expense for South and Central America was unchanged, totaling $10.1 million in both the Current Quarter and the Comparable Quarter. Operating expense increased in Trinidad as a result of the new contract and additional aircraft in this market, which was fully offset by lower operating expense in other markets. As a result of the increase in gross revenue while operating expense remained unchanged, the operating margin for this business unit increased significantly to 24.5% for the Current Quarter from 2.0% for the Comparable Quarter.
     Since the conclusion of the PEMEX contract in February 2005, we took several actions to improve the financial condition and profitability of HC, including relocating several aircraft to other markets, restructuring our profit sharing arrangement with our partner, and completing a recapitalization of Heliservicio on August 19, 2005. In June 2006, Heliservicio was awarded a two-year contract by PEMEX. Under this contract, Heliservicio will provide and operate three medium helicopters in support of PEMEX’s oil and gas operations. We will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.
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
Europe
     Gross revenue for Europe increased to $72.1 million for the Current Quarter from $62.7 million for the Comparable Quarter, primarily as a result of a 4.1% increase in flight activity, a higher level of out-of-pocket expenses rebilled to our customers, which increased $3.6 million over the Comparable Quarter, and the effect of changes in exchange rates. The majority of the increase in flight hours related to a new contract within the North Sea that commenced in July 2005 and additional aircraft operating in our Scatsta U.K. market.
     Operating expense for Europe increased to $63.7 million for the Current Quarter from $52.7 million for the Comparable Quarter, primarily due to a $3.6 million increase in out-of-pocket expenses rebilled to our customers, higher maintenance costs, higher salaries and fuel costs primarily associated with the increase in activity over the Comparable Quarter, and the effect of changes in exchange rates. We are generally able to recover fuel cost increases from our customers. As a result of the increase in operating expense, operating margin for Europe decreased to 11.7% for the Current Quarter from 15.9% for the Comparable Quarter.
     In October 2006, we were awarded an amendment and extension of our existing contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both East and West of the Shetland Islands. The final contract, which has been extended until June 2010, will call for the provision of five new Sikorsky S-92 helicopters to be delivered in the second and third quarters of fiscal year 2008 to replace the six AS332L Super Puma helicopters currently under contract, which we intend to re-deploy to other markets.

     In December 2005, we were informed that we were not awarded the contract extension that would have commenced in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”). The MCA has the option to extend our agreement through July 2009, and we expect that the transition of work will take place, one base at a time, over a period of at least one year. At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers or trade the aircraft in as partial consideration towards the purchase of new aircraft. We are currently evaluating our options related to these aircraft. In the Current Quarter and Comparable Quarter, we had $8.1 million and $7.0 million, respectively, in operating revenues associated with this contract. In July 2006, we announced a partnership with an unconsolidated affiliate of ours, FB Heliservices Limited (“FBH”), and a third party, Serco Limited, through which we will form a team to seek to obtain the future U.K.-wide search and rescue contract scheduled to start in 2012.
West Africa
     Gross revenue for West Africa increased to $31.2 million for the Current Quarter from $26.5 million for the Comparable Quarter, primarily as a result of a 6.4% increase in flight activity in Nigeria from the Comparable Quarter, which resulted from the addition of three new contracts in this market since last year. Additionally, out-of-pocket expenses rebilled to our customers increased by $1.0 million over the Comparable Quarter.
     Operating expense for West Africa increased to $30.4 million for the Current Quarter from $24.5 million in the Comparable Quarter. The increase was primarily a result of higher salary expense and aircraft lease costs due to the increase in activity, and the higher level of out-of-pocket expenses rebilled to our customers. We also incurred significant costs to import certain aircraft into this market to work on the new contracts that were not rebilled to our customers. We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. We do not expect these benefit increases to have a material impact on our results of operations. Operating margin for West Africa decreased to 2.6% in the Current Quarter from 7.7% in the Comparable Quarter as a result of the additional operating expenses.
     Approximately 14% of our gross revenue for the Current Quarter and Current Period was derived from Nigeria. If we were to experience a cancellation by customers of their contracts with us resulting from the findings of the Internal Review (although none have been cancelled as of the date of filing this Quarterly Report), we could experience a substantial reduction in business activity in Nigeria in future periods. In May 2006, we extended our contract with a major customer to March 31, 2008, under which we will provide and operate two large and two medium helicopters. The contract is not cancelable by the customer during the first 12 months and 180 days cancellation notice is required in the second 12 months. We have commenced a reorganization of our Nigerian operations, including consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities. This reorganization as well as periodic disruption to our operations related to civil unrest and violence have made and are expected to continue to make our operating results from Nigeria unpredictable for at least the next year.
Southeast Asia
     Gross revenue for Southeast Asia increased to $17.6 million in the Current Quarter from $14.7 million for the Comparable Quarter primarily due to higher revenue in Australia. Australia’s flight activity and revenue increased 17.9% and 21.6%, respectively, from the Comparable Quarter, primarily due to the utilization of three additional large aircraft.
     Operating expense increased to $15.6 million for the Current Quarter from $14.3 million for the Comparable Quarter as a result of an increase in salary and fuel costs related to the increase in activity compared to the Comparable Quarter, and an increase in salaries associated with the addition of personnel. As a result of higher gross revenue during the Current Quarter, operating margin increased to 11.4% for the Current Quarter from 2.6% for the Comparable Quarter.

Other International
     Gross revenue for Other International increased to $12.2 million for the Current Quarter from $8.1 million for the Comparable Quarter primarily due to increases in flight activity in Russia and the billing of escalation charges (charges to recover increases in the underlying cost structure for a customer’s contract) on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue).
     Operating expense increased to $8.9 million for the Current Quarter from $7.1 million for the Comparable Quarter. The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity in Russia discussed above and increased general and administrative costs associated with higher salaries, travel expenses and overhead cost allocations associated with the increased operating activity in this business unit. As a result of the billings for escalation charges in Russia and Mauritania discussed above, our operating margin for Other International increased to 27.3% for the Current Quarter from 11.8% for the Comparable Quarter.
EH Centralized Operations
     Gross revenue for EH Centralized Operations increased to $14.7 million for the Current Quarter from $12.5 million for the Comparable Quarter as a result of increased out-of-pocket expenses rebilled to our customers, an increase in intercompany lease charges associated with a change in the mix of aircraft leased to other business units, and an increase in lease charges for aircraft leased to Norsk Helikopter AS (“Norsk”), our unconsolidated affiliate in Norway, in the Current Quarter compared to the Comparable Quarter.
     Operating expense decreased to $10.3 million for the Current Quarter from $11.9 million for the Comparable Quarter primarily due to lower maintenance costs which primarily relate to a higher level of billing to other business units for maintenance costs incurred due to increased flight activity throughout a majority of our operations, partially offset by increased salaries associated with the addition of personnel and an increase in professional fees and other costs. As a result of higher gross revenue and the decrease in operating expense, our operating margin for EH Centralized Operations increased substantially to 30.2% for the Current Quarter from 4.7% for the Comparable Quarter.
Production Management Services
     Gross revenue for our Production Management Services segment increased to $17.8 million for the Current Quarter from $16.9 million for the Comparable Quarter, an increase of 5.3%, primarily due to an increase in labor revenue with the addition of several new contracts. We also had additional billings to an existing customer beginning in June 2006 for an additional helicopter provided to them under contract. Operating expense increased to $16.4 million for the Current Quarter from $15.7 million for the Comparable Quarter, primarily due to an increase in costs associated with the increase in activity. As a result of the increase in gross revenue, our operating margin increased to 7.8% for the Current Quarter from 7.3% in the Comparable Quarter.
     In September 2006, a significant customer of the Production Management Services segment advised us that the scope of work under our services contract would be substantially reduced, which represented 1.6% and 2.0% of consolidated gross revenue for the Current Quarter and the Current Period, respectively. Although we expect to experience a decline in revenue from our Production Management Services segment in the near term (i.e. the remainder of fiscal year 2007) due to the loss of this contract, we anticipate in the long term to replace this business at comparable margins.
General and Administrative Costs
     Consolidated general and administrative costs increased by $0.8 million during the Current Quarter compared to the Comparable Quarter. The increase is primarily due to the adoption of the new equity compensation accounting rules during the Current Quarter, the addition of corporate personnel, and an increase in legal fees related to matters other than the Internal Review and DOJ investigation. The increase in costs in the Current Quarter was partially offset by lower costs incurred related to the Internal Review and DOJ investigation. As discussed in Note 7 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report, the adoption of the new equity compensation accounting rules resulted in additional expense totaling $0.7 million for the Current Quarter. Professional fees in the Current Quarter included no amounts incurred in connection with the Internal Review and approximately $0.3 million in connection with the DOJ investigation. Professional fees in the Comparable Quarter included approximately $4.6 million and $0.4 million in connection with the Internal Review and DOJ investigations, respectively. Corporate general and administrative costs are expected to increase over the remainder of the current fiscal year related to additional corporate personnel.
Earnings from Unconsolidated Affiliates
     Earnings from unconsolidated affiliates increased to $1.7 million during the Current Quarter compared to $0.4 million in the Comparable Quarter, primarily due to higher equity earnings from FBS Limited of $0.6 million (primarily resulting from lower interest charges, an increase in activity and rates for a manpower services contract, and a decrease in overhead costs compared to the Comparable Quarter) and an increase in equity in earnings from RLR of $0.9 million (resulting from an increase in the amount of cash received from HC during the Current Quarter compared to the Comparable Quarter, as HC’s results have improved as a result of new work for aircraft which were underutilized in the prior quarters).
Interest Expense, Net
     Interest expense, net of interest income, totaled $1.8 million during the Current Quarter compared to $2.7 million during the Comparable Quarter. Interest expense for the Current Quarter and Comparable Quarter was reduced by approximately $1.4 million and $0.6 million, respectively, of capitalized interest. More interest was capitalized in the Current Quarter as a result of the increase in capitalized costs for helicopters being manufactured as discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below. In addition, higher interest income earned in the Current Quarter relative to the Comparable Quarter was due primarily to higher short-term cash investment balances and returns.
Other Income (Expense), Net
     Other income (expense), net, for the Current Quarter was expense of $1.3 million compared to expense of $0.8 million for the Comparable Quarter. The amount for the Current Quarter primarily represents foreign currency transaction losses. The amount for the Comparable Quarter primarily represents an impairment charge of $1.0 million to reduce the recorded value of our investment in our joint venture in a South American country, which was partially offset by foreign currency transaction gains of $0.2 million. These foreign currency transaction gains and losses primarily arise from operations performed by our U.K. consolidated affiliates, whose functional currency is the British pound sterling, and from operations which are outside the North Sea. These foreign currency transaction gains and losses are attributable primarily to the impact of changes in exchange rates on cash balances dominated in U.S. dollars and intercompany loan balances that are not permanently invested. On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans. This derivative contract provides us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expires on November 14, 2006.
Taxes
     Our effective income tax rates from continuing operations were 33.0% and 22.6% for the Current Quarter and Comparable Quarter, respectively. The significant variance between the U.S. federal statutory rate and the effective rate for the Comparable Quarter was due primarily to the impact of the reversals of reserves for tax contingencies of $2.9 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations. During the Current Quarter, we had net reversals of reserves for estimated tax exposures of $0.7 million. Reversals of reserves at a level similar to that for the Current Quarter are expected to occur in each of the remaining quarterly periods of fiscal year 2007. Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Current Period Compared to Comparable Period
     Set forth below is a discussion of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.
Helicopter Services
     Gross revenue for Helicopter Services increased to $415.9 million for the Current Period from $345.4 million for the Comparable Period, an increase of 20.4%, and operating expense increased to $350.6 million for the Current Period from $296.8 million for the Comparable Period, an increase of 18.1%. This resulted in an operating margin of 15.7% for the Current Period compared to 14.1% for the Comparable Period. Helicopter Services results are further explained below by business unit.
North America
     Gross revenue for North America increased to $133.1 million for the Current Period from $113.7 million for the Comparable Period, and flight activity increased by 8.1%. The increase in gross revenue is primarily due to an increase in the number of aircraft on month-to-month contracts for the Current Period (as reflected in the increase in flight activity), a rate increase in May 2005 of 8% (which was phased in during fiscal year 2006), an additional 10% rate increase for certain contracts (which is being phased in beginning in March 2006), and an increase in fuel surcharges we billed to our customers as a result of fuel price increases.
     Operating expense for North America increased to $112.8 million for the Current Period from $89.3 million for the Comparable Period. The increase was primarily due to increased maintenance expense (associated with the increase in flight activity and the complete refurbishment of several aircraft in the Current Period), an increase in the reserve for excess and dormant inventory recorded during the Current Period, higher labor costs associated with the increase in flight activity and from the adoption of the new equity compensation accounting standard in the Current Period, and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon (which we are generally able to recover from our customers). Our operating margin for North America decreased to 15.2% for the Current Period from 21.4% for the Comparable Period primarily due to the increase in maintenance and labor costs.
South and Central America
     Gross revenue for South and Central America increased to $26.6 million for the Current Period from $20.4 million for the Comparable Period primarily due to higher revenue recognized in the Current Period upon receipt of cash from our joint venture in Mexico, the addition of a new contract in Trinidad in November 2005, and an overall increase in the number of aircraft operating in Trinidad over the Comparable Period. As of September 30, 2006, $0.8 million of revenues billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.1 million for revenues billed but not collected from HC. During the Current Period, we recognized revenue of $1.0 million upon receipt of payment from HC for amounts billed in fiscal year 2006. For additional information on our investment in HC and RLR, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — South and Central America” included elsewhere in this Quarterly Report.
     Operating expense for South and Central America totaled $19.7 million for the Current Period and $19.8 million for the Comparable Period. Operating expense increased in Trinidad as a result of the new contract and additional aircraft in that market, which was fully offset by lower operating expense in other markets. The largest of these decreases was noted in Mexico, where overall flight activity has declined due to the conclusion of the PEMEX contract. As a result of the increase in gross revenue while operating expense was substantially unchanged, the operating margin for this business unit increased significantly to 26.0% for the Current Period from 3.0% for the Comparable Period.

Europe
     Gross revenue for Europe increased to $143.5 million for the Current Period from $121.9 million for the Comparable Period, primarily as a result of a 4.3% increase in flight activity, a $9.1 million increase in out-of-pocket expenses rebilled to our customers, and the effect of changes in exchange rates. The majority of the increase in flight hours related to the start of a new contract within the North Sea that commenced in July 2005.
     Operating expense for Europe increased to $126.1 million for the Current Period from $105.0 million for the Comparable Period primarily due to an increase in activity in the North Sea, increased maintenance costs, higher fuel rates, the impact of additions in personnel and salary increases, the increase in out-of-pocket expenses rebilled to our customers, and the effect of changes in exchange rates in the Current Period compared to the Comparable Period. We are generally able to recover fuel cost increases from our customers. As a result of the increases in maintenance costs and salaries, operating margin for Europe decreased to 12.2% for the Current Period from 13.9% for the Comparable Period.
     As discussed above, we were not awarded the contract extension that would have commenced in mid-2007 by MCA. We are currently evaluating our options related to aircraft used in the MCA contract. In the Current Period and Comparable Period, we had $17.0 million and $13.9 million, respectively, in operating revenues associated with this contract. For additional information relating to the contract with MCA, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — Europe” included elsewhere in this Quarterly Report.
West Africa
     Gross revenue for West Africa increased to $62.9 million for the Current Period from $52.4 million for the Comparable Period, primarily as a result of a 6.4% increase in flight activity in Nigeria from the Comparable Period (resulting from the addition of three new contracts in this market following the end of the Comparable Period), increases in certain of our standard monthly rates, and a $3.4 million increase in out-of-pocket expenses rebilled to our customers.
     Operating expense for West Africa increased to $59.7 million for the Current Period from $48.3 million in the Comparable Period. The increase was primarily as a result of higher salary expense and fuel costs associated with the increase in activity, increases in freight charges on spare parts, and the increase in out-of-pocket expenses rebilled to our customers. Operating margin for West Africa decreased to 5.1% in the Current Period from 7.8% in the Comparable Period as a result of the higher level of operating expenses.
     For a discussion of additional matters related to our Nigeria operations, see “— Current Quarter Compared to Comparable Quarter — Helicopters Services — West Africa” included elsewhere in this Quarterly Report.
Southeast Asia
     Gross revenue for Southeast Asia increased to $34.7 million in the Current Period from $28.5 million for the Comparable Period, primarily due to higher revenue in Australia. Australia’s flight activity and revenue increased 20.8% and 22.4%, respectively, from the Comparable Period, primarily due to the utilization of an additional large aircraft, increases in certain rates and the billing of contract escalations.
     Operating expense increased to $31.6 million for the Current Period from $27.4 million for the Comparable Period primarily as a result of an increase in salary, maintenance and fuel costs related to the increase in activity compared to the Comparable Period. As a result of higher gross revenue during the Current Period, operating margin increased to 8.9% for the Current Period from 3.8% for the Comparable Period.
Other International
     Gross revenue for Other International increased to $21.1 million for the Current Period from $15.7 million for the Comparable Period primarily due to an increase in flight activity in Russia, the billing of escalation charges on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue), and additional revenue in Egypt resulting from an additional large aircraft leased to our unconsolidated affiliate in that country, which commenced in December 2005.

     Operating expense increased to $16.7 million for the Current Period from $13.5 million for the Comparable Period. The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity discussed above and increased general and administrative costs associated with higher salaries, travel expenses, and overhead cost allocations associated with the increased operating activity in this business unit. Primarily as a result of the billings for escalation charges in Russia and Mauritania discussed above, our operating margin for Other International increased to 21.0% for the Current Period from 13.9% for the Comparable Period.
EH Centralized Operations
     Gross revenue for EH Centralized Operations increased to $29.1 million for the Current Period from $24.9 million for the Comparable Period as a result of increased parts sales, increased out-of-pocket costs rebilled to our customers, and an increase in lease charges for aircraft leased to Norsk in the Current Period compared to the Comparable Period.
     Operating expense decreased to $19.2 million for the Current Period from $25.6 million for the Comparable Period, primarily due to lower maintenance costs which primarily relates to a higher level of billing to other business units for maintenance costs incurred due to increased flight activity throughout a majority of our operations and maintenance in the Comparable Period for a large aircraft that was then in the process of being prepared for deployment to Malaysia, partially offset by increased salaries associated with the addition of personnel and increased professional fees and other costs. As a result of higher gross revenue and the decrease in operating expense, our operating margin for EH Centralized Operations increased significantly to 34.1% for the Current Period from a negative 2.8% for the Comparable Period.
Production Management Services
     Gross revenue for our Production Management Services segment increased to $35.5 million for the Current Period from $33.9 million for the Comparable Period, an increase of 4.7%, primarily due to an increase in labor revenue with the addition of several new contracts. We also had additional billings to an existing customer beginning in June 2006 for an additional helicopter provided to them under contract. Operating expense increased to $32.7 million for the Current Period from $31.4 million for the Comparable Period, primarily due to an increase in costs associated with the increase in activity. As a result of the increase in gross revenue, our operating margin increased to 7.9% for the Current Period from 7.5% in the Comparable Period.
General and Administrative Costs
     Consolidated general and administrative costs increased to $31.9 million during the Current Period compared to $30.7 million for the Comparable Period. The increase is primarily due to the adoption of the new equity compensation accounting rules during the Current Period, the addition of corporate personnel, additional costs in the Current Period associated with the DOJ investigation and an overall increase in corporate general and administrative costs, including additional legal fees related to matters other than the Internal Review or DOJ investigation. The increase in cost in the Current Period was partially offset by lower costs incurred related to the Internal Review. As discussed in Note 7 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report, the adoption of the new equity compensation accounting rules resulted in additional expense totaling $1.2 million for the Current Period. Professional fees in the Current Period included approximately $0.1 million and $0.9 million in connection with the Internal Review and DOJ investigations, respectively. Professional fees in the Comparable Period included approximately $7.8 million and $0.4 million in connection with the Internal Review and DOJ investigations, respectively. Corporate general and administrative costs are expected to increase over the remainder of the current fiscal year related to additional corporate personnel.
Earning from Unconsolidated Affiliates
     Earnings from unconsolidated affiliates increased to $3.3 million during the Current Period compared to $0.4 million in the Comparable Period, primarily due to higher equity earnings from FBS Limited of $1.3 million (primarily resulting from lower interest charges, an increase in activity and rates for a manpower services contract, and a decrease in overhead costs compared to the Comparable Period), and higher equity earnings from RLR of $1.5 million (resulting from an increase in the amount of cash received from HC during the Current Period compared to the Comparable Period, as HC’s results have improved as work lost upon completion of the PEMEX contract has gradually been replaced).

Interest Expense, Net
     Interest expense, net of interest income, totaled $3.7 million during the Current Period compared to $5.4 million during the Comparable Period. Interest expense for the Current Period and Comparable Period was reduced by approximately $2.5 million and $1.1 million, respectively, of capitalized interest. More interest was capitalized in the Current Period as a result of the increase in capitalized costs for helicopters being manufactured as discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” included elsewhere in this Quarterly Report. In addition, higher interest income earned in the Current Period relative to the Comparable Period was due primarily to higher short-term cash investment balances and returns.
Other Income (Expense), Net
     Other income (expense), net, for the Current Period was expense of $6.1 million compared to income of $2.0 million for the Comparable Period, and primarily represents foreign currency transaction gains and losses. These gains and losses primarily arise from operations performed by our U.K. consolidated affiliates, whose functional currency is the British pound sterling, and from operations which are outside the North Sea. These foreign currency transaction gains and losses are attributable primarily to the impact of changes in exchange rates on cash balances dominated in U.S. dollars and intercompany loan balances that are not permanently invested. Beginning in July 2006, we reduced our U.S. dollar denominated cash balances, which gave rise to the foreign currency transaction losses during the Current Period.
Taxes
     Our effective income tax rates from continuing operations were 33.0% and 21.9% for the Current Period and Comparable Period, respectively. The significant variance between the U.S. federal statutory rate and the effective rate for the Comparable Period was due primarily to the impact of the reversals of reserves for tax contingencies of $5.7 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations. During the Current Period, we had net reversals of reserves for estimated tax exposures of $1.5 million. Reversals of reserves at a level similar to that for the Current Period are expected to occur in each of the remaining quarterly periods of fiscal year 2007. Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Liquidity and Capital Resources
Cash Flows
Operating Activities
     Net cash flows provided by operating activities totaled $48.7 million during the Current Period and $5.3 million during the Comparable Period. Non-cash working capital used $13.1 million in cash flows from operating activities for the Current Period compared to $44.4 million used in operating activities for the Comparable Period. Cash flows from operating activities improved primarily due to the favorable change in non-cash working capital and the improvement in net income during the Current Period.

Investing Activities
     Cash flows used in investing activities were $100.0 million and $53.1 million for the Current Period and Comparable Period, respectively, primarily for capital expenditures as follows:

	Six Months Ended
	September 30,
	2006	2005
Number of aircraft delivered:
New:
Small	—	3
Medium	4	4
Large	2	2

Total new aircraft	6	9

Used:
Small	1	5

Total used aircraft	1	5

Total aircraft	7	14

Capital expenditures (in thousands):
Aircraft and related equipment	$115,458	$68,312
Other	5,957	3,934

Total capital expenditures	$121,415	$72,246

     During the Current Period, we made final payments in connection with the delivery of one small, four medium and one large aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below) totaling $87.7 million. Also during the Current Period, we spent an additional $14.9 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations, recorded accounts payable of $16.3 million for the final payment due on one large aircraft delivered in September 2006, and made payments of $3.4 million on short-term notes used to fund capital expenditures in prior periods. During the Comparable Period, apart from payments made for new aircraft in conjunction with our aircraft commitments, we purchased five small aircraft for $6.4 million and paid deposits of $11.0 million for five large aircraft.
     During the Current Period, we received proceeds of $8.6 million primarily from the disposal of twelve aircraft, two airframes and certain other equipment, which together resulted in a net gain of $4.7 million. During the Comparable Period, we received proceeds of $4.4 million primarily from the disposal of four aircraft and certain equipment, which resulted in a net loss of $0.9 million.
     Due to the significant investment in aircraft made in both the Current Period and Comparable Period, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2008.
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
Financing Activities
     Cash flows provided by financing activities were $195.3 million during the Current Period compared to cash flows used in financing activities of $1.0 million during the Comparable Period. During the Current Period, cash was provided by the issuance of the Preferred Stock in September 2006 resulting in net proceeds of $194.5 million and by our receipt of proceeds of $2.2 million from the exercise of options to acquire shares of our common stock by our employees. Cash was used for the repayment of debt totaling $1.5 million.

     We issued 4,000,000 shares of Preferred Stock at a par value of $0.01 per share and liquidation preference $50 per share, in a public offering that closed on September 19, 2006. We issued an additional 600,000 shares of Preferred Stock in October 2006, upon the exercise of the underwriters’ over-allotment option, for net proceeds of $29.1 million. For further discussion of the terms and conditions of the Preferred Stock, see Note 5 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
     During the Comparable Period, cash was used for the repayment of debt totaling $1.5 million and was provided by our receipt of proceeds of $0.5 million from the exercise of options to acquire shares of our common stock by our employees.
Future Cash Requirements
Debt Obligations
     As of September 30, 2006, total debt was $260.5 million, of which $22.5 million was classified as current.
     Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade). The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions. The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.
     Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum. The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating. Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings. Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of September 30, 2006. Interest is payable at least quarterly, and the Credit Facilities mature in August 2011. Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal subsidiaries.
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
     As of September 30, 2006, we had $4.1 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.
     We previously had a $30 million revolving credit facility with a U.S. bank that was terminated in August 2006.
     U.K. Facilities — As of September 30, 2006, Bristow Aviation had a £6.0 million ($11.2 million) facility for letters of credit, of which £0.3 million ($0.6 million) was outstanding, and a £1.0 million ($1.9 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

Preferred Stock
     Annual cumulative cash dividends of $2.75 per share of Preferred Stock are payable quarterly on the fifteenth day of each March, June, September and December. If declared, dividends on the 4,600,000 shares of Preferred Stock would be $3.0 million on December 15, 2006 and $3.2 million on each quarterly payment date thereafter. For a further discussion of the terms and conditions of the Preferred Stock, see Note 5 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Pension Plan
     In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes. In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes. Based on this statement, it is possible that we will increase the annual amount of our pension plan contributions in future periods. We are not currently able to estimate what this increased level of funding will be and what impact, if any, it will have on our financial position in future periods.
Capital Commitments
     As shown in the table below, we expect to make additional capital expenditures over the next seven fiscal years to increase the size of our aircraft fleet. As of October 5, 2006, we had 51 aircraft on order and options to acquire an additional 33 aircraft. The additional aircraft on order are expected to provide incremental fleet capacity, with only a small number of our existing aircraft expected to be replaced with the new aircraft in the near term.

	Six Months
	Ending
	March 31,	Fiscal Year Ending March 31,
	2007	2008	2009	2010	2011-2013	Total
Commitments as of October 5, 2006:
Number of aircraft:
Small	3	—	—	—	—	3
Medium	13	11	3	3	9	39
Large (1)	5	4	—	—	—	9

	21	15	3	3	9	51

Related expenditures (in thousands)	$168,962	$123,227	$23,051	$24,285	$63,485	$403,010

Options as of October 5, 2006:
Number of aircraft to be delivered:
Medium (2)	—	1	6	6	11	24
Large	—	3	6	—	—	9

	—	4	12	6	11	33

Related expenditures (in thousands)	$14,148	$131,250	$102,601	$48,292	$81,191	$377,482

(1)	On October 5, 2006, we exercised options with respect to four large aircraft and are now committed to purchase these aircraft. The options for five large aircraft were previously set to expire on September 30, 2006, but were extended by one additional week for four aircraft and to December 31, 2006 for one aircraft. We expect these four large aircraft to be delivered during fiscal year 2008.

(2)	As of October 5, 2006, options with respect to six of these aircraft were “subject to availability,” which means that the delivery time for the aircraft subject to these options will depend upon the number of manufacturing slots available at the time the options are exercised. As a result, the delivery time for these aircraft may be extended beyond those specified in the purchase agreement with the manufacturer, and these medium aircraft were included in the 2011-2013 period in the table above. However, we can accelerate the delivery of these aircraft at our option to as early as January 1, 2008, subject to the manufacturer’s availability to fill customer orders at the time an option is exercised.

     In connection with an agreement to purchase three large aircraft to be utilized and owned by Norsk, the Company, Norsk and the other equity owner in Norsk each agreed to fund the purchase of one of these three aircraft. One aircraft was delivered during fiscal year 2006, and the remaining two aircraft (including the one we purchased) were delivered in August 2006.
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
     The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report and the “Notes to Consolidated Financial Statements” included in the Annual Report.

	Payments Due by Period
		Six Months
		Ending	Fiscal Year Ending March 31,
		March 31,			2012 and
	Total	2007	2008-2009	2010-2011	beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal	$260,542	$12,345	$13,453	$364	$234,380
Interest	97,617	8,276	29,211	28,452	31,678
Aircraft operating leases (1) (2)	65,776	3,627	12,600	13,387	36,162
Other operating leases (1)	16,333	1,760	4,969	3,556	6,048
Pension obligations (3)	174,295	5,354	20,873	18,864	129,204
Aircraft purchase obligations	332,272	145,249	99,253	49,420	38,350
Other purchase obligations (4)	25,279	25,279	—	—	—

Total contractual cash obligations	$972,114	$201,890	$180,359	$114,043	$475,822

Other commercial commitments
Debt guarantees (5)	$30,436	$—	$11,716	$—	$18,720
Other guarantees (6)	2,939	2,939	—	—	—
Letter of credit (7)	4,674	4,674	—	—	—

Total contractual cash obligations	$38,049	$7,613	$11,716	$—	$18,720

(1)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(2)	Represents nine aircraft that we sold on December 30, 2005 for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation and then leased back under separate operating leases with terms of ten years expiring in January 2016. A deferred gain on the sale of the aircraft was recorded in the amount of approximately $10.8 million in aggregate, which is being amortized over the lease term.

(3)	Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 20 years. However, see “ — Pension Plan” for discussion of possible increases in the required level of pension plan contributions in future periods. As of September 30, 2006, we had recorded on our balance sheet a $146.9 million pension liability and a $42.1 million prepaid pension asset associated with this obligation.

(4)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading our strategic base facilities.

(5)	We have guaranteed the repayment of up to £10 million ($18.7 million) of the debt of FBS Limited and $11.7 million of the debt of RLR, both unconsolidated affiliates.

(6)	Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time. As of September 30, 2006, surety bonds with and aggregate value of 32.4 million Mexican pesos ($2.9 million) were outstanding.

(7)	In January 2006, a letter of credit was issued against the revolving credit facility for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Note 5 in the “Notes to Consolidated Financial Statements” included in the Annual Report. The letter of credit expires January 27, 2007.
     We do not expect the guarantees shown in the table above to become obligations that we will have to fund.
Other
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
     On October 6, 2006, we exercised the options for four large aircraft for a purchase price of approximately $79.0 million. These options had been scheduled to expire on September 30, 2006, but were extended by one week. An additional large aircraft option that was also scheduled to expire on September 30, 2006 has been extended to December 31, 2006. Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised capital through the sale of the Preferred Stock in September and October 2006. We have options to acquire an additional eight large aircraft and an additional 24 medium aircraft. Depending on market conditions, we may exercise these additional options to acquire aircraft or elect to expand our business through acquisition, including acquisitions under consideration or negotiation. These strategic decisions would require us to access additional sources of capital. Our decision to use equity, debt or a combination of the two would depend on our financial position and market conditions at that time, but we currently expect to use debt financing. See “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” included elsewhere in this Quarterly Report.
     Cash and cash equivalents were $268.3 million and $122.5 million, as of September 30, 2006 and March 31, 2006, respectively. Working capital as of September 30, 2006 and March 31, 2006, was $421.3 million and $283.3 million, respectively. The increase in working capital during Current Period was primarily a result of the $145.8 million increase in cash and cash equivalents.
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

Stock-Based Compensation
     We have historically compensated our executives and employees through the awarding of stock-based compensation, including stock options and restricted stock units. Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No.123 (R), “Share-Based Payment,” which we adopted on April 1, 2006, we have begun to account for stock-based compensation awards in the Current Quarter using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our condensed consolidated statements of income. We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options, in order to determine the fair value of the options on the date of grant. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Additionally, the service period over which compensation expense associated with awards of restricted stock units are recorded in our statements of income involve certain assumptions as to the expected vesting of the restricted stock units, which is based on factors relating to the future performance of our stock. As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our condensed consolidated financial statements, management believes that accounting estimates related to the valuation of stock options and the service period for restricted stock units are critical estimates.
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on historical volatility of shares of our common stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our common stock at this time. We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding. For a detail of the assumptions used for the Current Quarter and Current Period, see Note 7 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for our current fiscal year and will be adopted in the consolidated financial statements to be included in our Annual Report on Form 10-K for fiscal year 2007. We anticipate that the adoption of SFAS No. 158 will have no impact on our net income or comprehensive income. Rather, we expect that the primary impact will be the reflection of a net accrued pension liability ($104.8 million as of September 30, 2006) versus the current presentation of showing the prepaid pension costs ($42.1 million as of September 30, 2006) separately from the accrued pension liabilities ($146.9 million as of September 30, 2006).
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements will be separately disclosed by level within the fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category (recurring fair value measurements using significant unobservable inputs), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for our fiscal years beginning April 1, 2008 and interim periods therein. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 157.

     In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 is effective for our current fiscal year and will be adopted in the consolidated financial statements to be included in our Annual Report on Form 10-K for fiscal year 2007. We do not believe that the adoption of this bulletin will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, due to the nature of the guidance, a final determination of the impact of SAB No. 108 cannot be made until the period of adoption.
     In September 2006, the FASB approved FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment. Other previously acceptable methods of accounting for planned major overhauls and maintenance will continue to be permitted. The new requirements apply to our fiscal year beginning April 1, 2007 and must be retrospectively applied. We do not believe that the adoption of this staff position will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FSP AUG AIR-1.
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement. The effects of a tax position will be recognized in the period in which the enterprise determines that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement. FIN No. 48 is effective for our fiscal year beginning on April 1, 2007. We have not yet completed our evaluation of the impact that the adoption of this interpretation will have on our consolidated results of operations, cash flows or financial position.
     See Note 7 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion and disclosure made in connection with the adoption of SFAS No. 123(R).
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

     The SEC then notified us that it had initiated an informal inquiry and requested that we provide certain documents on a voluntary basis. The SEC thereafter advised us that the inquiry had become a formal investigation. We have responded to the SEC’s requests for documents and intend to continue to do so.
     The Internal Review is complete. All known required restatements were reflected in the financial statements included in our Annual Report on Form 10-K for fiscal year 2005, and no further restatements were required in our subsequent financial statements. As a follow-up to matters identified during the course of the Internal Review, special counsel to the Audit Committee may be called upon to undertake additional work in the future to assist in responding to inquiries from the SEC, from other governmental authorities or customers, or as follow-up to the previous work performed by such special counsel.
     For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see Note 4 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.
     We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place. Until final resolution of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in countries in which we operate, we do not yet know whether such violations can be cured merely by the payment of fines or whether other actions may be taken against us, including requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. As of September 30, 2006, the book values of our aircraft in Nigeria and the South American country where certain improper activities took place were approximately $114.8 million and $8.0 million, respectively.
     We cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. In addition, in view of the findings of the Internal Review, we may encounter difficulties in the future conducting business in Nigeria and a South American country and with certain customers. It is also possible that certain of our existing contracts may be cancelled (although none have been cancelled as of the date of this Quarterly Report) and that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.
     In connection with its conclusions regarding payroll declarations and tax payments, the Audit Committee determined on November 23, 2005, following the recommendation of our senior management, that there was a need to restate our quarter ended December 31, 2004 and prior financial statements. Such restatement was reflected in our fiscal year 2005 Annual Report. Beginning in the Current Quarter, we made payments of $9.8 million for the taxes attributable to underreported employee payroll. In October 2006, we made additional payments of approximately $0.4 million for the taxes attributable to underreported payroll in Trinidad. Operating income for the Comparable Quarter and the Comparable Period included $1.1 million and $2.0 million, respectively, attributable to this accrual. Since December 31, 2005, no additional accruals were required for taxes attributable to underreported employee payroll.
     As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our Annual Report on Form 10-K for fiscal year 2005, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. As part of our ongoing compliance program, we received evidence that foreign affiliates of our minority owned operating entity in Kazakhstan may have made improper gifts or payments to government employees. We have engaged an outside accounting firm to investigate this matter and such investigation is underway. The results of such investigation, including our view as to whether improper activities took place, will be disclosed to the SEC by us. In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described above and lead us to take other remedial actions or otherwise adversely impact us.
     During fiscal years 2005 and 2006 and the Current Period, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review. No amounts were incurred during the Current Quarter. We expect to incur additional costs associated with the Internal Review and in the conduct of our new compliance program, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.
     As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.
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
     In connection with the Internal Review, we also terminated our business relationship with certain agents and took actions to terminate business relationships with other agents. In November 2005, one of the terminated agents and his affiliated entity commenced litigation against two of our foreign affiliated entities claiming damages of $16.3 million for breach of contract. We may be required to indemnify certain of our agents to the extent that regulatory authorities seek to hold them responsible in connection with activities identified in the Internal Review.
     In a South American country where certain improper activities took place, we are negotiating to terminate our ownership interest in the joint venture that provides us with the local ownership content necessary to meet local regulatory requirements for operating in that country. We may not be successful in our negotiations to terminate our ownership interest in the joint venture, and the outcome of such negotiations may negatively affect our ability to continue leasing our aircraft to the joint venture or other unrelated operating companies, to conduct other business in that country, or to export our aircraft and inventory from that country. We recorded an impairment charge of $1.0 million during fiscal year 2006 to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005, the Current Quarter and the Current Period, we derived approximately $8.0 million, $10.2 million, $1.9 million and $4.0 million, respectively, of leasing and other revenues from this joint venture. In addition, during fiscal year 2005, approximately $0.3 million of dividend income was derived from this joint venture. No dividend income was derived from this joint venture during the Current Quarter and the Current Period.
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
Document Subpoena from U.S. Department of Justice
     In June 2005, one of our subsidiaries received a document subpoena from the DOJ. The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena; however, our ability to review this matter internally has been somewhat impacted by the fact that certain of our former officers covered by the investigation are no longer with our company. We have had discussions with the DOJ and provided documents related to our operations in the United States as well as internationally. We intend to continue to provide additional information as required by the DOJ in connection with the investigation. There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred. The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.
     The outcome of the DOJ investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies. In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery. Any such civil litigation could have serious consequences for our company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations. The DOJ investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.
     In connection with this matter, we incurred $2.6 million, $0.3 million and $0.9 million in legal and other professional fees in fiscal year 2006, the Current Quarter and the Current Period, respectively, and significant expenditures may continue to be incurred in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report. Significant matters concerning market risk arising during the Current Quarter and the Current Period are discussed below.
Foreign Currency Risk
     Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance the foreign currency transaction gains and losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Translation adjustments, which are reported in accumulated other comprehensive gains or losses, are the result of translating a foreign entity’s financial statements from its functional currency to U.S. dollars, our reporting currency. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period. The various components of equity are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the cumulative translation adjustment. The functional currency of Bristow Aviation is the British pound sterling.
     As a result of the change in exchange rates during the three and six months ended September 30, 2006, we recorded foreign currency transaction losses of approximately $1.3 million and $6.1 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $0.2 million and $3.0 million, respectively, during the three and six months ended September 30, 2005. These gains and losses arose primarily as a result of U.S. dollar-dominated transactions entered into by Bristow Aviation whose functional currency is the British pound sterling and included cash and cash equivalents held in U.S. dollar-denominated accounts, U.S. dollar-, Euro- and Nigerian Naira-denominated intercompany loans and revenues from contracts which are settled in U.S. dollars. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances. On August 14, 2006, we entered into a derivative contract to mitigate our exposure to fluctuations on our U.S. dollar-denominated intercompany loans. This derivative contract provides us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expires on November 14, 2006.
     During the three months ended September 30, 2006, the exchange rate (of one British pound sterling into U.S. dollars) ranged from a low of $1.82 to a high of $1.91, with an average of $1.87. During the six months ended September 30, 2006, the exchange rate ranged from a low of $1.74 to a high of $1.91, with an average of $1.85. As of September 30, 2006, the exchange rate was $1.87. During the three months ended September 30, 2005, the exchange rate ranged from a low of $1.73 to a high of $1.84, with an average of $1.78. During the six months ended September 30, 2005, the exchange rate ranged from a low of $1.73 to a high of $1.92, with an average of $1.82. As of March 31, 2006, the exchange rate was $1.74. Approximately 42% of our gross revenue for the six months ended September 30, 2006 was translated for financial reporting purposes from British pounds sterling into U.S. dollars.
     We occasionally use off-balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of spare parts, maintenance services and equipment. As of September 30, 2006, we did not have any nominal forward exchange contracts outstanding.
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

Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, we carried out an evaluation, under the supervision of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Although the changes discussed below have substantially addressed the material weaknesses associated with the control environment previously disclosed, the changes have not been in effect for a sufficient period of time to permit validation of their operation; therefore, as of September 30, 2006, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls and procedures were not effective, as of such date.
Changes in Internal Control Over Financial Reporting
     During the three months ended September 30, 2006, management made the following changes to our internal control over financial reporting to address the material weaknesses discussed above:
•	We developed a number of financial policies related to the application of accounting principles generally accepted in the United States of America and other accounting procedures, which we subsequently implemented;

•	We completed our evaluation of our prior tax structures and the operation of those structures, and we have substantially completed the self-reporting process for underpaid payroll taxes in various jurisdictions; and

•	We continued to operate under and we enhanced the changes implemented prior to March 31, 2006.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the Annual Report. Developments in these previously reported matters are described in Note 4 in the “Condensed Notes to Consolidated Financial Statements” in Part I. Item 1. “Financial Statements” of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors.
New Risk Factors
     The following are risk factor discussions which supplement, and should be read in conjunction with, the risk factor discussion contained in the Annual Report.
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
     Many of our fixed-term contracts contain provisions permitting early termination by the customer for any reason and generally without penalty, and with limited notice requirements. For example, in September 2006, a significant customer of the Production Management Services segment advised us that the scope of work under our services contract would be substantially reduced. The effect of the reduction if we are unable to replace the lost revenues with other work would be 2.0% of consolidated gross revenues for the Current Period. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on our customer contracts or the terms of those contracts.

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
Modified Risk Factors
     The following are modified risk factors discussions that should be read in conjunction with the risk factor discussion in the Annual Report.
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
     The production management services business is also highly competitive. There are a number of competitors that maintain a presence throughout the U.S. Gulf of Mexico. In addition, there are many smaller operators that compete with us on a local basis for single projects or jobs. Contracts for our Production Management Services are generally for terms of a year or less and could be awarded to our competitors upon expiration. Many of our customers are also able to perform their own production management services should they choose to do so.
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
     In June 2005, one of our subsidiaries received a document subpoena from the DOJ. The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena; however, our ability to review this matter internally has been somewhat impacted by the fact that certain of our former officers covered by the DOJ investigation are no longer with our company. We have had discussions with the DOJ and provided documents related to our operations in the United States as well as internationally. We intend to continue to provide additional information as required by the DOJ in connection with the investigation. There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred. The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.
     The outcome of the DOJ investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies. In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery. Any such civil litigation could have serious consequences for our company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations. The DOJ investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.
     In connection with this matter, we incurred $2.6 million, $0.3 million and $0.9 million in legal and other professional fees in fiscal year 2006, the Current Quarter and the Current Period, respectively, and significant expenditures may continue to be incurred in the future.
The SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our company.
     The following paragraph has been modified:
     As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our Annual Report on Form 10-K for fiscal year 2005, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. As part of our ongoing compliance program, we received evidence that foreign affiliates of our minority owned operating entity in Kazakhstan may have made improper gifts or payments to government employees. We have engaged an outside accounting firm to investigate this matter and such investigation is underway. The results of such investigation, including our view as to whether improper activities took place, will be disclosed to the SEC by us. In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described in this Quarterly Report and lead us to take other remedial actions or otherwise adversely impact us.

Item 6. Exhibits.
     The following exhibits are filed as part of this Quarterly Report:

Exhibit
Number	Description of Exhibit
4.1	Certificate of Designation establishing the Preferred Stock (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form 8-A dated September 15, 2006, file No. 001-31617).

15.1*	Letter from KPMG LLP dated November 7, 2006, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

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
Elizabeth D. Brumley
Vice President and Chief Accounting Officer

November 7, 2006

Index to Exhibits

Exhibit
Number	Description of Exhibit
4.1	Certificate of Designation establishing the Preferred Stock (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form 8-A dated September 15, 2006, file No. 001-31617).

15.1*	Letter from KPMG LLP dated November 7, 2006, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.