Form 10-Q
period 2006-12-31
Bristow Group Inc
filed 2007-02-05
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
☐ Yes ☑ No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 31, 2007.

23,534,869 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$191,301	$155,864	$564,426	$470,531
Operating revenue from affiliates	10,701	13,715	34,411	37,994
Reimbursable revenue from non-affiliates	20,668	21,751	66,884	56,091
Reimbursable revenue from affiliates	1,172	937	3,392	2,993
	223,842	192,267	669,113	567,609
Operating expense:
Direct cost	151,193	126,120	438,534	375,182
Reimbursable expense	21,488	22,050	69,266	58,114
Depreciation and amortization	11,060	10,653	32,080	32,160
General and administrative	20,164	15,338	52,040	46,005
Loss (gain) on disposal of assets	(1,042)	374	(5,707)	1,276
	202,863	174,535	586,213	512,737
Operating income	20,979	17,732	82,900	54,872
Earnings from unconsolidated affiliates, net of losses	2,106	1,351	5,393	1,770
Interest income	3,841	898	6,200	2,879
Interest expense	(2,539)	(3,903)	(8,646)	(11,288)
Other income (expense), net	(5,226)	2,296	(11,319)	4,308
Income before provision for income taxes and minority interest	19,161	18,374	74,528	52,541
Provision for income taxes	(8,453)	(4,984)	(26,724)	(12,453)
Minority interest	(257)	10	(1,049)	(84)
Net income	10,451	13,400	46,755	40,004
Preferred stock dividends	(3,150)	—	(3,471)	—
Net income available to common stockholders	$7,301	$13,400	$43,284	$40,004
Earnings per common share:
Basic	$0.31	$0.57	$1.85	$1.71
Diluted	$0.31	$0.57	$1.80	$1.70
Preferred dividends declared per common share	$0.13	$—	$0.13	$—

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$219,699	$122,482
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $3.1 million and $4.6 million, respectively	163,361	144,521
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.1 million and $4.6 million, respectively	16,887	15,884
Inventories	161,067	147,860
Prepaid expenses and other	12,701	16,519
Total current assets	573,715	447,266
Investment in unconsolidated affiliates	42,969	39,912
Property and equipment - at cost:
Land and buildings	48,918	40,672
Aircraft and equipment	1,079,273	838,314
	1,128,191	878,986
Less - Accumulated depreciation and amortization	(302,877)	(263,072)
	825,314	615,914
Goodwill	20,478	26,837
Prepaid pension costs	45,125	37,207
Other assets	10,163	9,277
	$1,517,764	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$36,466	$41,227
Accrued wages, benefits and related taxes	43,126	45,958
Income taxes payable	457	6,537
Other accrued taxes	8,647	6,471
Deferred revenues	14,127	9,994
Other accrued liabilities	37,149	31,083
Deferred taxes	10,892	5,025
Short-term borrowings and current maturities of long-term debt	22,198	17,634
Total current liabilities	173,062	163,929
Long-term debt, less current maturities	237,749	247,662
Accrued pension liabilities	153,609	136,521
Other liabilities and deferred credits	17,485	18,016
Deferred taxes	81,494	68,281
Minority interest	5,292	4,307
Commitments and contingencies (Note 5)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled on liquidation to $230 million; net of offering costs of $7.4 million	222,554	—
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding: 23,534,536 as of December 31 and 23,385,473 as of March 31 (exclusive of 1,281,050 treasury shares)	235	234
Additional paid-in capital	166,559	158,762
Retained earnings	491,335	447,524
Accumulated other comprehensive loss	(31,610)	(68,823)
	849,073	537,697
	$1,517,764	$1,176,413

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$46,755	$40,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,080	32,160
Deferred income taxes	17,177	(12,350)
Loss (gain) on asset dispositions	(5,707)	1,276
Stock-based compensation expense	3,465	—
Equity in earnings from unconsolidated affiliates over dividends received	(430)	(689)
Minority interest in earnings	1,049	84
Tax benefit related to exercise of stock options	(837)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,380)	(28,565)
Inventories	(10,706)	(15,386)
Prepaid expenses and other	(206)	(4,817)
Accounts payable	(15,991)	8,246
Accrued liabilities	6,303	1,282
Other liabilities and deferred credits	(707)	10,104
Net cash provided by operating activities	67,865	31,349
Cash flows from investing activities:
Capital expenditures	(216,246)	(102,307)
Proceeds from asset dispositions	24,005	72,620
Net cash used in investing activities	(192,241)	(29,687)
Cash flows from financing activities:
Issuance of preferred stock	223,550	—
Preferred stock issuance costs	(994)	—
Preferred stock dividends paid	(2,944)	—
Cash collateral provided under operating leases	—	(10,285)
Repayment of debt and debt redemption premiums	(5,570)	(3,160)
Partial prepayment of put/call obligation	(96)	(66)
Issuance of common stock	2,926	602
Tax benefit related to exercise of stock options	837	—
Net cash provided by (used in) financing activities	217,709	(12,909)
Effect of exchange rate changes on cash and cash equivalents	3,884	(6,140)
Net increase (decrease) in cash and cash equivalents	97,217	(17,387)
Cash and cash equivalents at beginning of period	122,482	146,440
Cash and cash equivalents at end of period	$219,699	$129,053
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$10,914	$13,639
Income taxes	$15,676	$13,241
Non-cash investing activities:
Capital expenditures funded by accounts payable and short-term notes, net	$—	$14,746

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2006, the consolidated results of operations for the three and nine months ended December 31, 2006 and 2005, and the consolidated cash flows for the nine months ended December 31, 2006 and 2005.

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

As a result of the change in exchange rates during the three and nine months ended December 31, 2006, we recorded foreign currency transaction losses of approximately $3.4 million and $9.6 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $2.3 million and $5.3 million

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

during the three and nine months ended December 31, 2005, respectively. These gains and losses arose primarily from the following U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling):

•	Cash and cash equivalents held in U.S. dollar-denominated accounts. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances.

•
U.S. dollar-denominated intercompany loans. On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans. This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and was exercised by us prior to the scheduled expiration on November 14, 2006, resulting in a net loss of $0.3 million. On November 14, 2006, we entered into another derivative contract for the same amount and strike price that expires on May 14, 2007. The fair value of this contract, which totaled $0.9 million as of December 31,2006, is recorded as a derivative asset within other assets on our balance sheet.  The change in fair value of this contract from November 14 to December 31, 2006 resulted in a gain of $0.5 million, which served to offset a portion of the foreign currency transaction losses recorded for the three and nine months ended December 31, 2006.

•
Euro- and Nigerian Naira-denominated intercompany loans and U.S. dollar-denominated receivables. The economic effect of the foreign currency transaction losses during the three and nine months ended December 31, 2006 was offset by a corresponding benefit during those periods reflected as a cumulative translation adjustment in stockholders’ investment on our condensed consolidated balance sheet. We are evaluating alternatives to further mitigate these remaining foreign currency exchange exposures.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
High	$1.98	$1.79	$1.98	$1.92
Average	1.91	1.75	1.87	1.80
Low	1.86	1.71	1.74	1.71

As of December 31, 2006 and March 31, 2006, the exchange rate was $1.96 and $1.74, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for our current fiscal year and will be adopted in the consolidated financial statements to be included in our Annual Report on Form 10-K for fiscal year 2007. We anticipate that the adoption of SFAS No. 158 will have no impact on our net income or comprehensive income. Rather, we expect that the primary impact will be the reflection of a net accrued pension liability ($108.5 million as of December 31, 2006) versus the current presentation of showing the prepaid pension costs ($45.1 million as of December 31, 2006) separately from the accrued pension liabilities ($153.6 million as of December 31, 2006).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

those assumptions. Under the standard, fair value measurements will be separately disclosed by level within the fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category (recurring fair value measurements using significant unobservable inputs), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for our fiscal year 2009 and interim periods therein. We have not yet completed our evaluation of the impact of SFAS No. 157.

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

In September 2006, the FASB approved FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment. Other previously acceptable methods of accounting for planned major overhauls and maintenance will continue to be permitted. The new requirements apply to our fiscal year 2008 and must be retrospectively applied. We do not believe that the adoption of this staff position will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FSP AUG AIR-1.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement. The effects of a tax position will be recognized in the period in which the enterprise determines that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement. FIN No. 48 is effective for our fiscal year 2008. We have not yet completed our evaluation of the impact that the adoption of this interpretation will have on our consolidated results of operations, cash flows or financial position.

See Note 8 for discussion and disclosure made in connection with the adoption of SFAS No. 123(R), “Share-Based Payment” on April 1, 2006.

NOTE 2 — DISPOSITIONS

On November 30, 2006, we completed a sale of the assets of our aircraft engine overhaul business, Turbo Engines, Inc. (“Turbo”), to Timken Alcor Aerospace Technologies, Inc. (“Timken”) for approximately $14.6 million ($13.2 million of which was received in cash upon closing of the transaction), including estimated post-closing adjustments. The sale

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

was effective November 30, 2006 and resulted in a pretax gain of $0.1 million. However, the transaction resulted in additional tax expense of $2.5 million related to non-deductible goodwill recorded at the time we acquired Turbo in 2001. This additional tax expense resulted in an increase in our tax rate for the three and nine months ended December 31, 2006 (see Note 7). In conjunction with this sale, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.

On December 22, 2006, we entered into an agreement to terminate our 50% ownership interest in Aeroleo Taxi Aereo S. A. (“Aeroleo”), our Brazilian affiliate. The closing of this transaction is pending approval from a regulatory agency in that country and is expected to result in a pre-tax gain of approximately $2.5 million. We expect to obtain this approval during the fourth quarter of fiscal year 2007. During the three months ended December 31, 2005, we recorded an impairment charge of $1.0 million to reduce the recorded value of our investment in the joint venture. During fiscal years 2006 and 2005, and the three and nine months ended December 31, 2006, we derived approximately $8.0 million, $10.2 million, $2.1 million and $6.3 million, respectively, of leasing and other revenues from this joint venture. We expect to continue to lease aircraft to this company after the closing of this transaction.

NOTE 3 — INVESTMENTS IN SIGNIFICANT AFFILIATES

Consolidated Affiliates

Bristow Aviation — Bristow Aviation is organized with three classes of ordinary shares, each having different voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (together, “Caledonia”), and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares. For a further discussion of our investment in Bristow Aviation and our relationship with Caledonia, see Note 3 in the “Notes to Consolidated Financial Statements” included in our fiscal year 2006 Annual Report.

During September and October 2006, we conducted a public offering of 4,600,000 shares of our 5.50% mandatory convertible preferred stock, par value $.01 per share and liquidation preference of $50 per share (the “Preferred Stock”) (see Note 6). Caledonia purchased an aggregate of 300,000 shares of the Preferred Stock in this offering at a price equal to the public offering price. The underwriters for this offering received no discount or commission on the sale of these 300,000 shares to Caledonia.

Unconsolidated Affiliates

HC — After the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”). During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected. As of December 31, 2006, $1.0 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.5 million for amounts billed but not collected from HC. During the three and nine months ended December 31, 2006, we recognized revenue of $0.2 million and $1.2 million, respectively, upon receipt of payment from HC for amounts billed in fiscal year 2006.

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

Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations. Where we believe that it is probable that an investment will result, the costs associated with such investment evaluations are deferred and included in Investment in unconsolidated affiliates. For each investment evaluated, an impairment of the deferred costs is recognized in the period in which we determine that it is no longer probable that an investment will be made. In December 2006, we recorded expense of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable. As of December 31, 2006, other costs associated with investment evaluations were not significant.

NOTE 4 — DEBT

Debt as of December 31, 2006 and March 31, 2006 consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	19,155	20,023
Hemisco Helicopters International, Inc. note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	417	647
Sakhalin debt	4,595	5,667
Short-term notes	—	3,179
Total debt	259,947	265,296
Less short-term borrowings and current maturities of long-term debt	(22,198)	(17,634)
Total long-term debt	$237,749	$247,662

Note to Sakhalin Aviation Services Ltd. — In August 2006, the note issued to Sakhalin Aviation Services Ltd. (“Sakhalin”) was replaced with a new note to Sakhalin that will be repaid over a three-year period. As with the original note, the new note is non-interest bearing.

Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade).  As of December 31, 2006, our Moody's and Standard & Poor's ratings were Ba2 and BB, respectively, which are two levels below the investment grade ratings of Baa3 and BBB – , respectively.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions. The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid, or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum. The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating. Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings. Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of December 31, 2006. Interest is payable at least quarterly, and the Credit Facilities mature in August 2011. Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal subsidiaries.

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

As of December 31, 2006, we had $4.7 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

We previously had a $30 million revolving credit facility with a U.S. bank that was terminated in August 2006.

U.K. Facilities — As of December 31, 2006, Bristow Aviation had a £6.0 million ($11.7 million) facility for letters of credit, of which £0.3 million ($0.6 million) was outstanding, and a £1.0 million ($2.0 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts— As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to increase the size of our aircraft fleet. As of December 31, 2006, we had 42 aircraft on order and options to acquire an additional 35 aircraft. The additional aircraft on order are expected to provide incremental fleet capacity.

	Three Months Ending March 31,		Fiscal Year Ending March 31,
	2007		2008		2009	2010	2011-2013	Total
Commitments as of December 31, 2006:
Number of aircraft:
Small	1		2		—	—	—	3
Medium	6		12		3	3	6	30
Large	4		5		—	—	—	9
	11	(1)	19	(2)	3	3	6	42
Related expenditures (in thousands)	$84,067		$162,522		$23,051	$24,285	$37,053	$330,978
Options as of December 31, 2006:
Number of aircraft:
Medium (3)	—		1		6	6	14	27
Large	—		2		6	—	—	8
	—		3		12	6	14	35
Related expenditures (in thousands)	$8,220		$119,494		$102,600	$48,292	$107,624	$386,230
__________

(1)	Signed customer contracts are currently in place for nine of these 11 aircraft.

(2)	Signed customer contracts are currently in place for eight of these 19 aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

(3)
As of December 31, 2006, options with respect to six of these aircraft were “subject to availability,” which means that the delivery time for the aircraft subject to these options will depend upon the number of manufacturing slots available at the time the options are exercised. As a result, the delivery time for these aircraft may be extended beyond those specified in the purchase agreement with the manufacturer, and these medium aircraft were included in the 2011-2013 period in the table above. However, we can accelerate the delivery of these aircraft at our option to as early as January 1, 2008, subject to the manufacturer’s availability to fill customer orders at the time an option is exercised.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2007:

	Three Months Ended
	June 30, 2006		September 30, 2006		December 31, 2006
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	53	37	51	37	47	37
Aircraft delivered	(2)	—	(4)	—	(10)	—
Aircraft ordered	—	—	—	—	8	(5)
Orders converted to options	—	—	—	—	(3)	3
End of quarter	51	37	47	37	42	35

In early calendar year 2007, we ordered three additional large aircraft (for which no option previously existed) which will be delivered in fiscal year 2009, thereby increasing our aircraft commitments by $63.6 million, and obtained the option to purchase eight additional large aircraft and the right to trade in older aircraft to the same manufacturer.

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

Internal Review — In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated. We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation. For further information on the restatements, see our fiscal year 2005 Annual Report.

In October 2005, the Audit Committee reached certain conclusions with respect to findings from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (1) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to foreign officials, (2) improper payments were made by certain foreign affiliated entities to employees of certain customers, (3) inadequate employee payroll declarations and, in certain instances, tax payments were made by us or our affiliated entities in certain jurisdictions, (4) inadequate valuations

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (5) an affiliated entity, with the assistance of our personnel, engaged in transactions which appear to have assisted in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in our books and records and internal controls with respect to the foregoing and certain other activities.

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

We took remedial actions, including correcting underreported payroll taxes, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also took steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business integrity, and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we took steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting and legal expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design. Our compliance program is in full operation and clear corporate policies have been established and communicated to our relevant personnel.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate. Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. During the three and nine months ended December 31, 2006, we made payments of $0.4 million and $9.0 million, respectively, for the taxes attributable to underreported employee payroll. Operating income for three and nine months ended December 31, 2005 included $1.0 million and $3.0 million, respectively, attributable to this accrual. Since December 31, 2005, no additional accruals were required for taxes attributable to underreported employee payroll.

Although we recorded an accrual for the expected outcome in December 2006 (see below), we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted. It is also possible that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. As part of our ongoing compliance program, we received evidence that foreign affiliates of our minority owned operating entity in Kazakhstan may have made improper gifts or payments to government employees. We engaged an outside accounting firm to investigate this matter and such investigation is underway. The results of such investigation, including our view as to whether improper activities took place, will be disclosed to the SEC by us as appropriate. In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described above and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal years 2005 and 2006 and the nine months ended December 31, 2006, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review. In addition, in December 2006, we recorded a charge of $3.0 million for costs and fees we currently expect to incur in connection with the resolution of the SEC investigation regarding the findings resulting from the Internal Review, a  substantial portion of which relates to legal fees in connection with the investigation.  There can be no assurance that the amounts currently recorded will be sufficient to resolve such matters or that such matters can ultimately be resolved until final action by the SEC. We expect to incur additional costs associated with the Internal Review and in the conduct of our new compliance program, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

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

Aircraft Repurchase Commitments — During November 2002, we sold assets related to our activities in Italy. In connection with this sale, we also agreed to acquire ownership of three aircraft used in the Italy operations and currently leased from unrelated third parties at future dates, and transfer ownership to the buyer. As part of this arrangement, we agreed to exercise our purchase option at the conclusion of each lease and to sell these aircraft to the buyer for an aggregate sales price of €8.8 million ($11.4 million). During fiscal year 2005, leases with one of the third parties were terminated and the sale to the buyer closed on two of these aircraft, resulting in the recognition of a $2.3 million gain. We exercised the purchase option on the remaining aircraft and completed the sale during the three months ended September 30, 2006, resulting in a gain of $2.2 million.

Supply Agreement with Timken — As discussed in Note 2, in conjunction with the sale of the assets of Turbo to Timken, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.

Guarantees — We have guaranteed the repayment of up to £10 million ($19.6 million) of the debt of FBS and $11.7 million of the debt of RLR, both unconsolidated affiliates. See discussion of these commitments in Note 6 to our fiscal year 2006 Financial Statements. As of December 31, 2006, we have recorded a liability of $0.7 million representing the fair value of the RLR guarantee, which is reflected in our consolidated balance sheet in other liabilities and deferred credits. Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of December 31, 2006, surety bonds with an aggregate value of 33.6 million Mexican pesos ($3.1 million) were outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our commitments under these guarantees as of December 31, 2006:

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Year 2012 and Thereafter
(In thousands)
$34,395	$3,108	$11,716	$—	$19,570

Other Matters — Although infrequent flight accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible. We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

NOTE 6 — MANDATORY CONVERTIBLE PREFERRED STOCK

In September 2006, we issued 4,000,000 shares of Preferred Stock, in a public offering, for net proceeds of $193.6 million. In October 2006, we issued an additional 600,000 shares of Preferred Stock upon the exercise of the underwriters’ over-allotment option, for net proceeds of $29.1 million. We have used a portion of the net proceeds from this offering and intend to use the remainder to acquire aircraft and for working capital and other general corporate purposes, including acquisitions.

Unless converted earlier pursuant to the terms discussed below, on September 15, 2009, the Preferred Stock will convert into common stock based on the following conversion rates:

Market Value of Common Stock on September 15, 2009	Number of Shares of Common Stock Issued for Each Share of Preferred Stock	Total Number of Shares of Common Stock Issued for 4,600,000 Shares of Preferred Stock
$35.26 or less	1.4180	6,522,800
Between $35.26 and $43.19	1.4180 to 1.1577	6,522,799 to 5,324,961
$43.19 or greater	1.1576	5,324,960

The “Market Value” of our common stock is the average of the closing price per share of common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding the mandatory conversion date. Each share of Preferred Stock is convertible at the holder’s option at any time into approximately 1.1576 shares of our common stock based on a conversion price of $43.19 per share, subject to specified adjustments; however, upon such optional conversion of Preferred Stock, we will make no payment of any future dividends. If, at any time prior to the mandatory conversion date, the closing price per share of our common stock exceeds $64.785, subject to anti-dilution requirements, for at least 20 days within a period of 30 consecutive trading days, we may elect to cause the conversion of all of the Preferred Stock then outstanding at the conversion rate of 1.1576 shares of common stock (or a total of 5,324,960 shares of common stock upon conversion of 4,600,000 shares of Preferred Stock), subject to specified adjustments including payment of unpaid future dividends. There are also conversion and other requirements applicable upon the cash acquisition of our company.

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

On November 15, 2006, our Board of Directors declared a dividend of $0.65694 per share of Preferred Stock issued and outstanding at the close of business on December 1, 2006, which was paid on December 15, 2006. The net amount of $2.9 million (which was reduced for dividends accrued on the overallotment shares prior to their issuance) is included as a financing cash outflow in our consolidated cash flow statement for the nine months ended December 31, 2006 and resulted in a corresponding reduction in retained earnings as of December 31, 2006.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — TAXES

Our effective income tax rates from continuing operations were 44.1% and 27.1% for the three months ended December 31, 2006 and 2005, respectively, and 35.9% and 23.7% for the nine months ended December 31, 2006 and 2005, respectively. The effective tax rates for the three and nine months ended December 31, 2006 were impacted by additional tax expense of $2.5 million recorded as a result of the sale of the assets of Turbo (Note 2). Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rates for the three and nine months ended December 31, 2006 were 31.1% and 32.5%, respectively. During the three and nine months ended December 31, 2006, we had net reversals of reserves for estimated tax exposures of $0.8 million and $2.3 million, respectively, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations. Reversals of reserves at a level proportional to that for the three months ended December 31, 2006 are expected to occur in the last quarter of fiscal year 2007. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. The significant variance between the U.S. federal statutory rate and the effective rate for the three and nine months ended December 31, 2005 was due primarily to the impact of the reversals of reserves for tax contingencies of $2.9 million and $8.6 million, respectively, during those periods.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)
Service cost for benefits earned during the period	$66	$69	$194	$212
Interest cost on pension benefit obligation	5,742	5,220	16,847	16,094
Expected return on assets	(5,941)	(4,749)	(17,431)	(14,641)
Amortization of unrecognized experience losses	921	893	2,702	2,754
Net periodic pension cost	$788	$1,433	$2,312	$4,419

The current estimate of our cash contributions to the pension plans for fiscal year 2007 is $9.9 million, $2.8 million and $8.1 million of which were paid during the three and nine months ended December 31, 2006, respectively. We expect to increase our annual cash contributions to the plans to a range of $13 million to $15 million per fiscal year beginning in fiscal year 2008.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS No. 123(R) supersedes and revises guidance in APB No. 25 and SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (1) unvested stock options under our stock option plans as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) any new share-based awards granted subsequent to March 31, 2006 (including restricted stock units), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is commensurate with the vesting term.

The adoption of SFAS No. 123(R) on April 1, 2006 had the effect of reducing our income before provision for income taxes and minority interest and net income from that which would have been reported if we had continued to account for stock-based compensation under APB No. 25 as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
	(In thousands)
Reduction in income before provision for income taxes and minority interest	$616	$1,799
Reduction in net income	400	1,169

Basic and diluted earnings per share were impacted by the adoption of SFAS No. 123(R) as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
As reported:
Basic	$0.31	$1.85
Diluted	0.31	1.80
If SFAS No. 123(R) were not adopted:
Basic	$0.33	$1.90
Diluted	0.33	1.85

Total share-based compensation expense, which includes stock options and restricted stock units, was $1.3 million and $3.5 million for the three and nine months ended December 31, 2006, respectively, compared to $0.2 million and $0.3 million for both the three and nine months ended December 31, 2005, respectively. Stock-based compensation expense has been allocated to our various business units.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during the three and nine months ended December 31, 2006.

	Three Months	Nine Months
	Ended December 31,	Ended December 31,
	2006	2006
Risk free interest rate	5.0-5.2%	5.0-5.2%
Expected life (years)	4	4
Volatility	30-34%	30-34%
Dividend yield	—	—

The weighted average grant date fair value of options granted during the nine months ended December 31, 2006 was $12.01 per option. No options were granted during the three months ended December 31, 2006. Unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.6 million as of December 31, 2006, relating to a total of 315,701 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.32 years. The total fair value of options vested during the three and nine months ended December 31, 2006 was approximately $0.4 million and $1.7 million, respectively.

Options issued under our stock option plans had vesting terms ranging from six months to three years. Options issued under these plans expire ten years from the date of grant, except for options issued to non-employee directors which expire from three months to one year following the date when the individual ceases to be a director (based on the reason thereof). The following is a summary of stock option activity for the nine months ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
				(In thousands)

Balance as of March 31, 2006	813,763	$24.90	7.83	$9,033
Granted	196,000	34.78
Exercised	(146,171)	20.20
Forfeited	(45,518)	28.88
Balance as of December 31, 2006	818,074	27.91	7.83	$6,688
Exercisable as of December 31, 2006	502,373	25.82	7.21	$5,161

The total intrinsic value, determined as of the date of exercise, of options exercised for the three and nine months ended December 31, 2006 was $0.7 million and $2.4 million, respectively, and for the three and nine months ended December 31, 2005 was less than $0.1 million and was $0.3 million, respectively. The total amount of cash that we received from option exercises for the three and nine months ended December 31, 2006 was $0.8 million and $2.9 million, respectively, and for the three and nine months ended December 31, 2005 was less than $0.1 million and was $0.6 million, respectively. The total tax benefit attributable to options exercised during the three and nine months ended December 31, 2006 was $0.2 million and $0.8 million, respectively.

SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. The excess tax benefits from stock-based compensation of $0.8 million as reported on our condensed consolidated statement of cash flows in financing activities for the nine months ended December 31, 2006 represents the reduction in income taxes otherwise

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Restricted Stock Units — We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock units for the three and nine months ended December 31, 2006 was $0.7 million and $1.7 million, respectively, and for the three and nine months ended December 31, 2005 was $0.2 million and $0.3 million, respectively.

The following is a summary of non-vested restricted stock units as of December 31, 2006 and changes during the nine months ended December 31, 2006:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Units	Per Unit
Non-vested as of March 31, 2006	198,200	$29.32
Granted	200,180	35.08
Forfeited	(18,640)	32.07
Vested	(4,100)	34.25
Non-vested as of December 31, 2006	375,640	32.20

Unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.5 million as of December 31, 2006, relating to a total of 375,640 unvested restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 4.28 years.

Prior Period Pro Forma Presentation — The following table illustrates the effect on net income and earnings per share for the three and nine months ended December 31, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
	(In thousands, except per share amounts)
Net income, as reported	$13,400	$40,004
Stock-based employee compensation expense included in reported net income, net of tax	185	280
Stock-based employee compensation expense, net of tax	(457)	(1,586)
Pro forma net income	$13,128	$38,698
Basic earnings per common share:
Earnings per common share, as reported	$0.57	$1.71
Stock-based employee compensation expense, net of tax	(0.01)	(0.05)
Pro forma basic earnings per common share	$0.56	$1.66
Diluted earnings per common share:
Earnings per common share, as reported	$0.57	$1.70
Stock-based employee compensation expense, net of tax	(0.01)	(0.06)
Pro forma diluted earnings per common share	$0.56	$1.64

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 9 — EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2006 excluded the assumed conversion of Preferred Stock outstanding into 6,466,251 common shares as the inclusion of these shares and the adjustment for preferred stock dividends in calculating income available to common stockholders - diluted was anti-dilutive for the quarter. Diluted earnings per common share for the three and nine months ended December 31, 2006 excluded options to purchase 414,254 and 324,462 shares, respectively, at weighted average exercise prices of $32.97 and $32.36, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the three and nine months ended December 31, 2005 excluded options to purchase 101,400 and 32,379 shares, respectively, at weighted average exercise prices of $33.72 and $35.93, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the nine months ended December 31, 2006 also included weighted average shares resulting from the assumed conversion of the Preferred Stock at the  conversion rate that results in the most dilution: 1.4180 shares of common stock for each share of Preferred Stock. The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Earnings (in thousands):
Income available to common stockholders - basic	$7,301	$13,400	$43,284	$40,004
Preferred Stock dividends	—	—	3,471	—
Income available to common stockholders - diluted	$7,301	$13,400	$46,755	$40,004
Shares:
Weighted average number of common shares outstanding - basic	23,506,295	23,343,465	23,428,374	23,334,939
Assumed conversion of Preferred Stock outstanding during the period	—	—	2,386,504	—
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	134,417	254,280	152,437	265,850
Weighted average number of common shares outstanding - diluted	23,640,712	23,597,745	25,967,315	23,600,789
Basic earnings per common share	$0.31	$0.57	$1.85	$1.71
Diluted earnings per common share	$0.31	$0.57	$1.80	$1.70

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 10 — SEGMENT INFORMATION

We conduct our business in two segments: Helicopter Services and Production Management Services. The Helicopter Services segment operations are conducted through seven business units: North America, South and Central America, Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations. We provide Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name. The following shows reportable segment information for the three and nine months ended December 31, 2006 and 2005, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Segment gross revenue from external customers:
Helicopter Services:
North America	$55,024	$50,290	$172,066	$151,466
South and Central America	13,173	10,977	39,321	30,461
Europe	71,890	59,108	212,816	179,246
West Africa	35,062	27,427	98,009	79,876
Southeast Asia	18,181	15,789	52,848	44,285
Other International	11,462	8,743	32,580	23,696
EH Centralized Operations	3,939	3,690	10,957	8,434
Total Helicopter Services	208,731	176,024	618,597	517,464
Production Management Services	15,111	16,235	50,542	50,105
Corporate	—	8	(26)	40
Total segment gross revenue	$223,842	$192,267	$669,113	$567,609

Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$7,734	$6,579	$23,797	$19,105
South and Central America	315	450	809	1,350
Europe	1,366	890	3,951	2,657
West Africa	—	—	—	—
Southeast Asia	—	—	—	—
Other International	—	344	19	1,060
EH Centralized Operations	11,979	10,987	34,092	31,170
Total Helicopter Services	21,394	19,250	62,668	55,342
Production Management Services	19	18	57	58
Total intersegment and intrasegment gross revenue	$21,413	$19,268	$62,725	$55,400

Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$62,758	$56,869	$195,863	$170,571
South and Central America	13,488	11,427	40,130	31,811
Europe	73,256	59,998	216,767	181,903
West Africa	35,062	27,427	98,009	79,876
Southeast Asia	18,181	15,789	52,848	44,285
Other International	11,462	9,087	32,599	24,756
EH Centralized Operations	15,918	14,677	45,049	39,604
Intrasegment eliminations	(19,116)	(16,676)	(54,321)	(48,811)
Total Helicopter Services (1)	211,009	178,598	626,944	523,995
Production Management Services (2)	15,130	16,253	50,599	50,163
Corporate	—	8	(26)	40
Intersegment eliminations	(2,297)	(2,592)	(8,404)	(6,589)
Total consolidated gross revenue	$223,842	$192,267	$669,113	$567,609

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$9,078	$8,785	$29,341	$33,159
South and Central America	2,993	1,391	9,904	2,006
Europe	3,803	3,628	21,278	20,553
West Africa	3,153	1,806	6,381	5,911
Southeast Asia	1,956	1,701	5,056	2,786
Other International	905	2,192	5,340	4,376
EH Centralized Operations	5,565	3,302	15,472	2,601
Total Helicopter Services	27,453	22,805	92,772	71,392
Production Management Services	739	1,117	3,546	3,675
Gain (loss) on disposal of assets	1,042	(373)	5,707	(1,276)
Corporate	(8,255)	(5,817)	(19,125)	(18,919)
Total consolidated operating income	$20,979	$17,732	$82,900	$54,872

	December 31, 2006	March 31, 2006
	(In thousands)
Identifiable assets: (3)
Helicopter Services:
North America	$429,313	$415,045
South and Central America	13,438	10,042
Europe	32,329	31,515
West Africa	3,209	8,918
Southeast Asia	14,562	13,657
Other International	17,397	28,125
EH Centralized Operations	590,442	520,524
Total Helicopter Services	1,100,690	1,027,826
Production Management Services	34,617	34,013
Corporate	382,457	114,574
Total consolidated identifiable assets	$1,517,764	$1,176,413
__________

(1) Includes reimbursable revenue of $20.0 million and $19.1 million for the three months ended December 31, 2006 and 2005, respectively, and $62.2 million and $46.4 million for the nine months ended December 31, 2006 and 2005, respectively.

(2) Includes reimbursable revenue of $1.8 million and $3.6 million for the three months ended December 31, 2006 and 2005, respectively, and $8.1 million and $12.7 million for the nine months ended December 31, 2006 and 2005, respectively.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$10,451	$13,400	$46,755	$40,004
Other comprehensive income (loss):
Currency translation adjustments	15,892	(8,027)	37,213	(25,144)
Comprehensive income	$26,343	$5,373	$83,968	$14,860

During the three and nine months ended December 31, 2006, the U.S. dollar weakened against the British pound sterling resulting in translation gains recorded as a component of stockholders’ investment as of December 31, 2006. During the three and nine months ended December 31, 2005, the U.S. dollar strengthened against the British pound sterling resulting in translation losses recorded as a component of stockholders’ investment as of December 31, 2005. See discussion of foreign currency translation in Note 1.

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$(1)	$81,951	$141,892	$—	$223,842
Intercompany revenue	—	3,954	2,807	(6,761)	—
	(1)	85,905	144,699	(6,761)	223,842
Operating expense:
Direct cost	(187)	59,682	113,186	—	172,681
Intercompany expenses	—	2,808	3,953	(6,761)	—
Depreciation and amortization	71	4,856	6,133	—	11,060
General and administrative	8,370	4,555	7,239	—	20,164
Gain on disposal of assets	—	(976)	(66)	—	(1,042)
	8,254	70,925	130,445	(6,761)	202,863
Operating income (loss)	(8,255)	14,980	14,254	—	20,979
Earnings (losses) from unconsolidated affiliates, net	2,055	(184)	2,341	(2,106)	2,106
Interest income	21,496	97	1,029	(18,781)	3,841
Interest expense	(2,826)	—	(18,494)	18,781	(2,539)
Other expense, net	(1,908)	(36)	(3,282)	—	(5,226)

Income (loss) before provision for income taxes and minority interest	10,562	14,857	(4,152)	(2,106)	19,161
Allocation of consolidated income taxes	(74)	(1,880)	(6,499)	—	(8,453)
Minority interest	(37)	—	(220)	—	(257)

Net income (loss)	$10,451	$12,977	$(10,871)	$(2,106)	$10,451

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$(26)	$250,267	$418,872	$—	$669,113
Intercompany revenue	—	10,634	8,528	(19,162)	—
	(26)	260,901	427,400	(19,162)	669,113
Operating expense:
Direct cost	7	186,777	321,016	—	507,800
Intercompany expenses	—	8,529	10,583	(19,112)	—
Depreciation and amortization	153	13,632	18,295	—	32,080
General and administrative	18,936	13,033	20,121	(50)	52,040
Gain on disposal of assets	—	(1,170)	(4,537)	—	(5,707)
	19,096	220,801	365,478	(19,162)	586,213
Operating income (loss)	(19,122)	40,100	61,922	—	82,900
Earnings (losses) from unconsolidated affiliates, net	26,715	(809)	6,358	(26,871)	5,393
Interest income	51,457	230	3,092	(48,579)	6,200
Interest expense	(9,292)	—	(47,933)	48,579	(8,646)
Other expense, net	(2,002)	(130)	(9,187)	—	(11,319)

Income before provision for income taxes and minority interest	47,756	39,391	14,252	(26,871)	74,528
Allocation of consolidated income taxes	(883)	(4,606)	(21,235)	—	(26,724)
Minority interest	(118)	—	(931)	—	(1,049)

Net income (loss)	$46,755	$34,785	$(7,914)	$(26,871)	$46,755

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$7	$73,374	$118,886	$—	$192,267
Intercompany revenue	—	1,934	2,693	(4,627)	—
	7	75,308	121,579	(4,627)	192,267
Operating expense:
Direct cost	1,041	53,592	93,537	—	148,170
Intercompany expenses	—	2,695	1,823	(4,518)	—
Depreciation and amortization	37	4,564	6,052	—	10,653
General and administrative	4,747	5,048	5,652	(109)	15,338
Loss on disposal of assets	—	1	373	—	374
	5,825	65,900	107,437	(4,627)	174,535
Operating income (loss)	(5,818)	9,408	14,142	—	17,732
Earnings (losses) from unconsolidated affiliates, net	31,258	(922)	2,325	(31,310)	1,351
Interest income	13,733	50	985	(13,870)	898
Interest expense	(3,708)	(3)	(14,062)	13,870	(3,903)
Other income (expense), net	(261)	60	2,497	—	2,296

Income before provision for income taxes and minority interest	35,204	8,593	5,887	(31,310)	18,374
Allocation of consolidated income taxes	(21,766)	(172)	16,954	—	(4,984)
Minority interest	(38)	—	48	—	10

Net income	$13,400	$8,421	$22,889	$(31,310)	$13,400

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$39	$223,702	$343,868	$—	$567,609
Intercompany revenue	—	5,566	6,534	(12,100)	—
	39	229,268	350,402	(12,100)	567,609
Operating expense:
Direct cost	17	161,271	272,008	—	433,296
Intercompany expenses	—	6,535	5,236	(11,771)	—
Depreciation and amortization	69	13,642	18,449	—	32,160
General and administrative	18,873	11,396	16,065	(329)	46,005
Loss (gain) on disposal of assets	4	(142)	1,414	—	1,276
	18,963	192,702	313,172	(12,100)	512,737
Operating income (loss)	(18,924)	36,566	37,230	—	54,872
Earnings (losses) from unconsolidated affiliates, net	48,248	(2,959)	4,886	(48,405)	1,770
Interest income	40,938	138	3,160	(41,357)	2,879
Interest expense	(10,895)	(10)	(41,740)	41,357	(11,288)
Other income (expense), net	(717)	59	4,966	—	4,308

Income before provision for income taxes and minority interest	58,650	33,794	8,502	(48,405)	52,541
Allocation of consolidated income taxes	(18,529)	(2,512)	8,588	—	(12,453)
Minority interest	(117)	—	33	—	(84)

Net income	$40,004	$31,282	$17,123	$(48,405)	$40,004

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of  December 31, 2006

	Parent		Non-
	Company		Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$181,516	$3,623	$34,560	$—	$219,699
Accounts receivable	33,988	69,846	119,233	(42,819)	180,248
Inventories	—	74,512	86,555	—	161,067
Prepaid expenses and other	(163)	1,322	11,542	—	12,701
Total current assets	215,341	149,303	251,890	(42,819)	573,715
Intercompany investment	286,127	1,046	—	(287,173)	—
Investment in unconsolidated affiliates	4,696	779	37,494	—	42,969
Intercompany notes receivable	770,460	—	25,352	(795,812)	—
Property and equipment - at cost:
Land and buildings	262	34,571	14,085	—	48,918
Aircraft and equipment	2,130	500,817	576,326	—	1,079,273
	2,392	535,388	590,411	—	1,128,191
Less: Accumulated depreciation and amortization	(1,428)	(121,803)	(179,646)	—	(302,877)
	964	413,585	410,765	—	825,314
Goodwill	—	18,594	1,773	111	20,478
Other assets	8,889	77	46,322	—	55,288

	$1,286,477	$583,384	$773,596	$(1,125,693)	$1,517,764

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,418	$11,552	$34,247	$(10,751)	$36,466
Accrued liabilities	7,706	24,827	103,043	(32,070)	103,506
Deferred taxes	(3,771)	—	14,663	—	10,892
Short-term borrowings and current maturities of long-term debt	—	—	22,198	—	22,198
Total current liabilities	5,353	36,379	174,151	(42,821)	173,062
Long-term debt, less current maturities	234,380	—	3,369	—	237,749
Intercompany notes payable	25,212	195,054	575,545	(795,811)	—
Other liabilities and deferred credits	4,262	9,720	157,112	—	171,094
Deferred taxes	50,776	1,841	28,877	—	81,494
Minority interest	2,036	—	3,256	—	5,292
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	235	4,062	34,803	(38,865)	235
Additional paid-in-capital	166,559	51,170	8,014	(59,184)	166,559
Retained earnings	491,335	285,158	(79,114)	(206,044)	491,335
Accumulated other comprehensive income (loss)	83,775	—	(132,417)	17,032	(31,610)
	964,458	340,390	(168,714)	(287,061)	849,073
	$1,286,477	$583,384	$773,596	$(1,125,693)	$1,517,764

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
Property and equipment - at cost:
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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(17,569)	$28,583	$36,910	$19,941	$67,865

Cash flows from investing activities:
Capital expenditures	(527)	(153,214)	(62,505)	—	(216,246)
Proceeds from asset dispositions	13,200	3,843	6,962	—	24,005
Net cash used in investing activities	12,673	(149,371)	(55,543)	—	(192,241)

Cash flows from financing activities:
Issuance of preferred stock	223,550	—	—	—	223,550
Preferred stock issuance costs	(994)	—	—	—	(994)
Preferred stock dividends paid	(2,944)	—	—	—	(2,944)
Repayment of debt and debt redemption premiums	—	—	(5,570)	—	(5,570)
Increases (decreases) in cash related to intercompany advances and debt	(111,640)	123,048	8,533	(19,941)	—
Partial prepayment of put/call obligation	(96)	—	—	—	(96)
Issuance of common stock	2,926	—	—	—	2,926
Tax benefit related to exercise of stock options	837	—	—	—	837
Net cash provided by (used in) financing activities	111,639	123,048	2,963	(19,941)	217,709
Effect of exchange rate changes on cash and cash equivalents	172	—	3,712	—	3,884
Net increase (decrease) in cash and cash equivalents	106,915	2,260	(11,958)	—	97,217
Cash and cash equivalents at beginning of period	74,601	1,363	46,518	—	122,482
Cash and cash equivalents at end of period	$181,516	$3,623	$34,560	$—	$219,699

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$42,014	$20,813	$7,735	$(39,213)	$31,349

Cash flows from investing activities:
Capital expenditures	(331)	(78,391)	(23,585)	—	(102,307)
Proceeds from asset dispositions	73	70,373	2,174	—	72,620
Net cash used in investing activities	(258)	(8,018)	(21,411)	—	(29,687)

Cash flows from financing activities:
Cash collateral provided under operating leases	—	(10,285)	—	—	(10,285)
Repayment of debt and debt redemption premiums	—	—	(3,160)	—	(3,160)
Repayment of intercompany debt	(1)	(4,600)	(212)	4,813	—
Dividends paid	—	(3,500)	(30,900)	34,400	—
Partial prepayment of put/call obligation	(66)	—	—	—	(66)
Issuance of common stock	602	—	—	—	602
Net cash provided by (used in) financing activities	535	(18,385)	(34,272)	39,213	(12,909)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,140)	—	(6,140)
Net increase (decrease) in cash and cash equivalents	42,291	(5,590)	(54,088)	—	(17,387)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440
Cash and cash equivalents at end of period	$66,238	$2,317	$60,498	$—	$129,053

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of December 31, 2006, the related condensed consolidated statements of income for the three-month and nine-month periods ended December 31, 2006 and 2005 and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
February 5, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2006 and 2005, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2006 and 2005, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2007 is referred to as “fiscal year 2007.”

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

Our forward-looking statements reflect our views and assumptions on the date of this Quarterly Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

• the risks and uncertainties described or referred to under “Risk Factors” included elsewhere in this Quarterly Report, our Quarterly Reports for prior quarters during fiscal year 2007 and in the Annual Report;

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated. We are one of two helicopter service providers to the offshore energy industry with global operations. We have major operations in the U.S. Gulf of Mexico and the North Sea, and operations in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Mexico, Nigeria, Russia and Trinidad. We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd., and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in two segments: Helicopter Services and Production Management Services. The Helicopter Services segment operations are conducted through seven business units:

•	North America;

•	South and Central America;

•	Europe;

•	West Africa;

•	Southeast Asia;

•	Other International; and

•	Eastern Hemisphere (“EH”) Centralized Operations.

We provide helicopter services to a broad base of major, independent, international and national energy companies. Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations. A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities. As of December 31, 2006, we operated 341 aircraft (including 319 aircraft owned, 14 leased aircraft and eight aircraft operated along with one of our customers; three of the owned aircraft are held for sale) and our unconsolidated affiliates operated an additional 146 aircraft (excluding those aircraft leased from us). In both the Current Quarter and the Current Period, our Helicopter Services segment contributed approximately 92% of our gross revenue.

We are also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico. Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities. In connection with these activities, our Production Management Services segment uses our helicopter services. We also handle regulatory and production reporting for some of our customers. As of December 31, 2006, we managed or had personnel assigned to 315 production facilities in the U.S. Gulf of Mexico.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2006; (2) the number of helicopters which we had on order or under option as of December 31, 2006; and (3) the percentage of gross revenues which each of our segments and business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see “— Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Quarterly Report.

	Aircraft in Fleet					Percentage of Current Period Revenues
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Helicopter Services
North America	138	26	4	1	169	26%
South and Central America	2	33	1	—	36	6%
Europe	1	8	31	—	40	32%
West Africa	11	29	2	6	48	14%
Southeast Asia	2	6	7	—	15	8%
Other International	—	11	10	3	24	5%
EH Centralized Operations	—	—	9	—	9	1%
Production Management	—	—	—	—	—	8%
Total	154	113	64	10	341	100%
Aircraft not currently in fleet:
On order	3	30	9	—	42
Under option	—	27	8	—	35

We expect that the additional aircraft on order and any aircraft we acquire pursuant to options will generally be deployed evenly across our global business units, but with a bias towards those units where we expect higher growth, such as our Other International and Southeast Asia units.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2007:

	Three Months Ended
	June 30, 2006		September 30, 2006		December 31, 2006
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	53	37	51	37	47	37
Aircraft delivered	(2)	—	(4)	—	(10)	—
Aircraft ordered	—	—	—	—	8	(5)
Orders converted to options	—	—	—	—	(3)	3
End of quarter	51	37	47	37	42	35

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

As a result of local laws limiting foreign ownership of aviation companies, we conduct helicopter services in certain foreign countries through interests in affiliates, some of which are unconsolidated. Generally, we realize revenue from foreign operations by leasing aircraft and providing services and technical support to unconsolidated affiliates and non-affiliated entities. We also receive dividend income from the earnings of some of these entities. For additional information about these unconsolidated affiliates, see Note 3 in the “Notes to Consolidated Financial Statements” in the Annual Report and Note 3 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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

• Grow our business internationally.  We plan to grow our business in most of the markets in which we operate. We expect this growth to be particularly strong in international markets outside our three largest markets (U.S. Gulf of Mexico, North Sea and Nigeria), which represented 65% of our Current Period revenues. Although we have a footprint in most major oil and gas producing regions of the world, we have the opportunity to expand and deepen our presence in many of these markets, for example Southeast Asia. We anticipate this growth to result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions. Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

In October 2006, we exercised options to purchase four large aircraft for a purchase price of approximately $79.0 million. In December 2006, we exercised an option to purchase an additional large aircraft for a purchase price of $19.8 million, while converting orders for three medium aircraft to options. In early calendar year 2007, we ordered three additional large aircraft (for which no option previously existed) which will be delivered in fiscal year 2009, thereby increasing our aircraft commitments by $63.6 million, and obtained the option to purchase eight additional large aircraft and the right to trade in older aircraft to the same manufacturer.  Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.6 million capital through the sale of equity securities in the offering of mandatory convertible preferred stock (“Preferred Stock”) completed in September and October 2006. As of December 31, 2006, we had options to acquire an additional eight large aircraft and an additional 27 medium aircraft. Depending on market conditions, we may exercise these additional options to acquire aircraft or elect to expand our business through acquisition, including acquisitions under consideration or negotiation. These strategic decisions would require us to access additional sources of capital. Our decision to use equity, debt or a combination of the two would depend on our financial position and market conditions at that time, but we currently expect to use debt financing.

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

We expect to see growth in demand for additional helicopter services, particularly in North and South America, West Africa and Southeast Asia. We also expect that the relative importance of our Southeast Asia and Other International business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea. This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft from weaker markets into markets that will sustain higher rates for our services. Currently, helicopter manufacturers are indicating very limited supply availability during the next three years. We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services. At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by the current market conditions

We have made and are in the process of making a number of changes in our West Africa business unit operations in Nigeria. This reorganization as well as periodic disruption to our operations related to civil unrest and violence have made and are expected to continue to make our operating results from Nigeria unpredictable through at least the end of calendar year 2007.

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

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$202,002	$169,579	$598,837	$508,525
Reimbursable revenue	21,840	22,688	70,276	59,084
Total gross revenue	223,842	192,267	669,113	567,609
Operating expense:
Direct cost	151,193	126,120	438,534	375,182
Reimbursable expense	21,488	22,050	69,266	58,114
Depreciation and amortization	11,060	10,653	32,080	32,160
General and administrative	20,164	15,338	52,040	46,005
Loss (gain) on disposal of assets	(1,042)	374	(5,707)	1,276
Total operating expense	202,863	174,535	586,213	512,737
Operating income	20,979	17,732	82,900	54,872
Earnings from unconsolidated affiliates, net of losses	2,106	1,351	5,393	1,770
Interest expense, net	1,302	(3,005)	(2,446)	(8,409)
Other income (expense), net	(5,226)	2,296	(11,319)	4,308
Income before provision for income taxes and minority interest	19,161	18,374	74,528	52,541
Provision for income taxes	(8,453)	(4,984)	(26,724)	(12,453)
Minority interest	(257)	10	(1,049)	(84)
Net income	$10,451	$13,400	$46,755	$40,004

The following table presents the impact on net income and diluted earnings per share of certain items related to corporate activities that affect the comparability of our results from the applicable prior year periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2005		2006		2005
	Net Income Impact	Diluted Earnings Per Share Impact	Net Income Impact	Diluted Earnings Per Share Impact	Net Income Impact	Diluted Earnings Per Share Impact	Net Income Impact	Diluted Earnings Per Share Impact
	(In thousands, except per share amounts)
Investigations:
SEC (1)	$(2,067)	$(0.09)	$(1,790)	$(0.08)	$(2,096)	$(0.08)	$(7,789)	$(0.33)
DOJ	(462)	(0.02)	(712)	(0.03)	(1,041)	(0.04)	(1,064)	(0.05)
Acquisitions and divestitures:
Impairment of investment in Brazilian joint venture	—	—	(758)	(0.03)	—	—	(794)	(0.03)
Expense of previously deferred acquisition costs	(1,302)	(0.06)	—	—	(1,275)	(0.05)	—	—
Turbo asset sale	(2,419)	(0.10)	—	—	(2,421)	(0.09)	—	—
Foreign currency transaction gains (losses)	(2,352)	(0.10)	1,677	0.07	(6,450)	(0.25)	4,044	0.17
Preferred Stock	1,608	(0.07)	—	—	1,758	(0.16)	—	—
Total	$(6,994)	$(0.44)	$(1,583)	$(0.07)	$(11,525)	$(0.67)	$(5,603)	$(0.24)
__________

(1)  In December 2006, we recorded a pre-tax charge of $3.0 million for costs and fees we currently expect to incur in connection with the resolution of the SEC investigation regarding the findings resulting from the Internal Review, a  substantial portion of which relates to legal fees in connection with the investigation.  There can be no assurance that the amounts currently recorded will be sufficient to resolve such matters or that such matters can ultimately be resolved until final action by the SEC.

Current Quarter Compared to Comparable Quarter

Our gross revenue increased to $223.8 million for the Current Quarter from $192.3 million for the Comparable Quarter, an increase of 16.4%. The increase in gross revenue relates to an increase in gross revenue for our Helicopter Services segment, with improvements in operating revenue across all of our business units, most significantly for North America (primarily resulting from higher utilization of large aircraft and an increase in rates, which was partially offset by the impact of poor weather in December 2006), Europe (primarily resulting from the addition of two new aircraft in this market) and West Africa (primarily resulting from an increase in rates under certain contracts and revenue from three new contracts). Our operating expense increased to $202.9 million for the Current Quarter from $174.5 million for the Comparable Quarter, an increase of 16.3%. Operating expense increased as a result of the increase in operating activity, but also as a result of a higher level of maintenance activity on our aircraft and higher compensation costs driven by higher labor rates and additional personnel. An increase in maintenance costs and salaries resulted in a decline in operating margin for our Europe business unit. However, improved margins for most of our other business units, most significantly in South and Central America (primarily resulting from cash received by our Mexico operations and improvement in flight activity in Trinidad), West Africa (primarily resulting from rate increases) and EH Centralized Operations (primarily resulting from increases in lease charges for aircraft leased to other business units and to unconsolidated affiliates), and gains on asset dispositions in the Current Quarter (compared to losses on asset dispositions in the Comparable Quarter) resulted in increases in our consolidated operating income and operating margin for the Current Quarter to $21.0 million and 9.4%, respectively, compared to $17.7 million and 9.2%, respectively, for the Comparable Quarter.

Net income for the Current Quarter of $10.5 million represents a $2.9 million decrease from the Comparable Quarter. This decrease in net income resulted from an increase in the provision for income taxes during the Current Quarter compared to the Comparable Quarter (due to $2.5 million in additional tax expense recorded in the Current Quarter resulting for the sale of the assets of Turbo Engines, Inc. (“Turbo”) on November 30, 2006 and from an increase in the overall effective tax rate), foreign currency transaction losses of $3.4 million during the Current Quarter compared to foreign currency transaction gains of $2.3 million in the Comparable Quarter, and a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable. These amounts were partially offset by the increase in operating income discussed above, an increase of $2.9 million interest income (due to the investment of funds from the Preferred Stock offering) and a decrease of $1.4 million in interest expense (due to an increase in the amount of interest capitalized) during the Current Quarter compared to the Comparable Quarter.

Current Period Compared to Comparable Period

Our gross revenue increased to $669.1 million for the Current Period from $567.6 million for the Comparable Period, an increase of 17.9%. The increase in gross revenue relates to an increase in gross revenue for our Helicopter Services segment, with improvements in operating revenue across all of our business units, most significantly for North America (primarily resulting from increases in rates for certain contracts and an increase in utilization of our small aircraft in this market), Europe (primarily resulting from aircraft added to the market during fiscal year 2006) and West Africa (primarily resulting from an increase in rates under certain contracts and three new contracts). The increase in gross revenue was also attributable to an increase in out-of-pocket expenses rebilled to our customers (reimbursable revenue) of $11.2 million. Our operating expense increased to $586.2 million for the Current Period from $512.7 million for the Comparable Period, an increase of 14.3%. Operating expense increased as a result of the increase in operating activity, but also as a result of a higher level of maintenance activity on our aircraft and compensation costs driven by higher labor rates and additional personnel. These additional operating expense items resulted in a decline in operating income for our North America business unit and a decline in operating margin for our North America and Europe business units. However, improved margins for most of our other business units and significant gains on asset dispositions in the Current Period (compared to losses on asset dispositions in the Comparable Period) resulted in increases in our operating income and operating margin for the Current Period to $82.9 million and 12.4%, respectively, compared to $54.9 million and 9.7%, respectively, for the Comparable Period.

Net income for the Current Period of $46.8 million represents a $6.8 million increase from the Comparable Period. This increase in net income was driven by the increase in operating income discussed above, which was partially offset by foreign exchange losses of $9.6 million in the Current Period compared to foreign exchange gains of $5.3 million in the Comparable Period, and an increase in the provision for income taxes due to the additional tax expense related to the Turbo asset sale, the increase in income during the Current Period and from an increase in the overall effective tax rate.

Business Unit Operating Results

The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the seven business units comprising our Helicopter Services segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America (1)	34,742	38,131	118,353	115,516
South and Central America	9,973	9,569	28,889	29,198
Europe	10,917	9,329	31,772	29,323
West Africa	9,733	8,867	27,795	25,836
Southeast Asia	3,059	3,117	9,328	8,844
Other International	2,641	1,728	7,119	5,020
Consolidated total	71,065	70,741	223,256	213,737

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Gross revenue:
Helicopter Services:
North America	$62,758	$56,869	$195,863	$170,571
South and Central America	13,488	11,427	40,130	31,811
Europe	73,256	59,998	216,767	181,903
West Africa	35,062	27,427	98,009	79,876
Southeast Asia	18,181	15,789	52,848	44,285
Other International	11,462	9,087	32,599	24,756
EH Centralized Operations	15,918	14,677	45,049	39,604
Intrasegment eliminations	(19,116)	(16,676)	(54,321)	(48,811)
Total Helicopter Services (2)	211,009	178,598	626,944	523,995
Production Management Services (3)	15,130	16,253	50,599	50,163
Corporate	—	8	(26)	40
Intersegment eliminations	(2,297)	(2,592)	(8,404)	(6,589)
Consolidated total	$223,842	$192,267	$669,113	$567,609

Operating expense: (4)
Helicopter Services:
North America	$53,680	$48,084	$166,522	$137,412
South and Central America	10,495	10,036	30,226	29,805
Europe	69,453	56,370	195,489	161,350
West Africa	31,909	25,621	91,628	73,965
Southeast Asia	16,225	14,088	47,792	41,499
Other International	10,557	6,895	27,259	20,380
EH Centralized Operations	10,353	11,375	29,577	37,003
Intrasegment eliminations	(19,116)	(16,676)	(54,321)	(48,811)
Total Helicopter Services	183,556	155,793	534,172	452,603
Production Management Services	14,391	15,136	47,053	46,488
Loss (gain) on disposal of assets	(1,042)	373	(5,707)	1,276
Corporate (5)	8,255	5,825	19,099	18,959
Intersegment eliminations	(2,297)	(2,592)	(8,404)	(6,589)
Consolidated total	$202,863	$174,535	$586,213	$512,737

See notes beginning on following page

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Operating income:
Helicopter Services:
North America	$9,078	$8,785	$29,341	$33,159
South and Central America	2,993	1,391	9,904	2,006
Europe	3,803	3,628	21,278	20,553
West Africa	3,153	1,806	6,381	5,911
Southeast Asia	1,956	1,701	5,056	2,786
Other International	905	2,192	5,340	4,376
EH Centralized Operations	5,565	3,302	15,472	2,601
Total Helicopter Services	27,453	22,805	92,772	71,392
Production Management Services	739	1,117	3,546	3,675
Gain (loss) on disposal of assets (6)	1,042	(373)	5,707	(1,276)
Corporate (5)	(8,255)	(5,817)	(19,125)	(18,919)
Consolidated operating income	20,979	17,732	82,900	54,872
Earnings from unconsolidated affiliates	2,106	1,351	5,393	1,770
Interest income	3,841	898	6,200	2,879
Interest expense	(2,539)	(3,903)	(8,646)	(11,288)
Other income (expense), net (7)	(5,226)	2,296	(11,319)	4,308
Income before provision for income taxes and minority interest	19,161	18,374	74,528	52,541
Provision for income taxes (8)	(8,453)	(4,984)	(26,724)	(12,453)
Minority interest	(257)	10	(1,049)	(84)
Net income	$10,451	$13,400	$46,755	$40,004

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Operating margin: (9)
Helicopter Services:
North America	14.5%	15.4%	15.0%	19.4%
South and Central America	22.2%	12.2%	24.7%	6.3%
Europe	5.2%	6.0%	9.8%	11.3%
West Africa	9.0%	6.6%	6.5%	7.4%
Southeast Asia	10.8%	10.8%	9.6%	6.3%
Other International	7.9%	24.1%	16.4%	17.7%
EH Centralized Operations	35.0%	22.5%	34.3%	6.6%
Total Helicopter Services	13.0%	12.8%	14.8%	13.6%
Production Management Services	4.9%	6.9%	7.0%	7.3%
Consolidated total	9.4%	9.2%	12.4%	9.7%
__________

(1) Our presentation of flight hours for North America has been changed from reports prior to our Quarterly Report for the second quarter of fiscal year 2007 to reflect total flight hours, which is consistent with the presentation of flight hours for our other business units. North America flight hours in those prior reports reflected only billed hours.

(2) Includes reimbursable revenue of $20.0 million and $19.1 million for the three months ended December 31, 2006 and 2005, respectively, and $62.2 million and $46.4 million for the nine months ended December 31, 2006 and 2005, respectively.

 (3) Includes reimbursable revenue of $1.8 million and $3.6 million for the three months ended December 31, 2006 and 2005, respectively, and $8.1 million and $12.7 million for the nine months ended December 31, 2006 and 2005, respectively.

 (4) Operating expense includes depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 30,
	2006	2005	2006	2005
	(In thousands)
Helicopter Services:
North America	$4,562	$4,494	$13,190	$12,856
South and Central America	482	508	1,416	1,578
Europe	320	115	651	377
West Africa	386	322	966	1,427
Southeast Asia	63	96	252	311
Other International	560	472	1,632	1,398
EH Centralized Operations	4,570	4,560	13,681	13,995
Total Helicopter Services	10,943	10,567	31,788	31,942
Production Management Services	45	49	138	148
Corporate	72	37	154	70
Consolidated total	$11,060	$10,653	$32,080	$32,160

(5)  Includes professional fees in connection with the Internal Review of $3.0 million and $3.1 million for the three and the nine months ended December 31, 2006, respectively, and $2.5 million and $10.2 million for the three and nine months ended December 31, 2005, respectively.

(6) Includes a gain on the sale of an aircraft used in our Italy operations of $2.1 million for the nine months ended December 31, 2006.

(7) Includes foreign currency transaction losses of $3.4 million and $9.6 million for the three and nine months ended December 31, 2006, respectively, and foreign currency transaction gains of $2.3 million and $5.3 million for the three and nine months ended December 31, 2005, respectively.

(8) Includes $2.5 million in additional tax expense during the three and nine months ended December 31, 2006 recorded as a result of the sale of the assets of Turbo in December 2006 (See “ Current Quarter Compared to Comparable Quarter — Helicopter Services — North America” below).

(9) Operating margin is calculated as gross revenue less operating expense divided by gross revenue.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $211.0 million for the Current Quarter from $178.6 million for the Comparable Quarter, an increase of 18.1%, and operating expense increased to $183.6 million for the Current Quarter from $155.8 million for the Comparable Quarter, an increase of 17.8%. This resulted in an operating margin of 13.0% for the Current Quarter compared to 12.8% for the Comparable Quarter. Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America increased to $62.8 million for the Current Quarter from $56.9 million for the Comparable Quarter, despite an 8.9% decrease in flight activity. The increase in gross revenue is due to a shift to a higher level of utilization of our medium and large aircraft (which earn higher rates) compared to our small aircraft during the Current Quarter (resulting from a significant period of poor weather in the Gulf of Mexico during December as small aircraft are utilized less in those conditions) and also due to a 10% rate increase for certain contracts (which was phased in beginning in March 2006), partially offset by the impact of lower flight activity for our small aircraft (resulting from the period of poor weather during December 2006).

Operating expense for North America increased to $53.7 million for the Current Quarter from $48.1 million for the Comparable Quarter. The increase was primarily due to higher maintenance expense and labor costs and the adoption of the new equity compensation accounting standard in the quarter ended June 30, 2006. Our operating margin for North America decreased to 14.5% for the Current Quarter from 15.4% for the Comparable Quarter primarily due to the increase in maintenance costs discussed above.

As discussed in Note 2 to the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 30, 2006, we completed a sale of the assets of our aircraft engine overhaul business, Turbo, to Timken Alcor Aerospace Technologies, Inc. (“Timken”) for approximately $14.6 million ($13.2 million of which was received in cash upon closing of the transaction), including estimated post-closing adjustments. The operations of Turbo represented 0.9% and 1.2% of our consolidated gross revenue in the Current Quarter and Comparable Quarter, respectively.

South and Central America

Gross revenue for South and Central America increased to $13.5 million for the Current Quarter from $11.4 million for the Comparable Quarter primarily due to revenue recognized in the Current Quarter upon receipt of cash from our joint venture in Mexico and an increase in the number of aircraft operating in Trinidad over the Comparable Quarter. In Mexico, a contract with Petróleos Mexicanos (“PEMEX”) concluded in February 2005. As a result, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”). As a result of uncertainties as to collectibility, lease revenues from HC are recognized as they are collected. As of December 31, 2006, $1.0 million of revenues billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.5 million for revenues billed but not collected from HC. During the Current Quarter, we recognized revenue of $0.2 million upon receipt of payment from HC for amounts billed in fiscal year 2006.

Operating expense for South and Central America increased to $10.5 million for the Current Quarter from $10.0 million for the Comparable Quarter, primarily due to an increase in operating expense in Trinidad as a result of additional aircraft. However, as a result of the increase in gross revenue for Mexico, the operating margin for this business unit increased significantly to 22.2% for the Current Quarter from 12.2% for the Comparable Quarter.

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

We have completed negotiations with our partner in a joint venture that operates in Brazil and on December 22, 2006 entered into an agreement to terminate our ownership interest in the joint venture. The closing of this transaction is pending approval from the Brazilian National Agency of Civil Aviation and is expected to result in a pre-tax gain of approximately $2.5 million. We expect to obtain this approval during the fourth quarter of fiscal year 2007. Nevertheless, upon such termination, we anticipate that we will lease additional aircraft to helicopter service operations in Brazil. To the extent that we are not able to continue such leases, we expect to experience a substantial reduction in business activity in Brazil in future periods.

Europe

Gross revenue for Europe increased to $73.3 million for the Current Quarter from $60.0 million for the Comparable Quarter, primarily as a result of a 17.0% increase in flight activity, increases in rates due to annual contract escalations, a higher level of out-of-pocket expenses rebilled to our customers (which increased $2.1 million over the Comparable Quarter), and the effect of changes in exchange rates. The majority of the increase in flight hours relates to an improvement in our utilization per airframe.

Operating expense for Europe increased to $69.5 million for the Current Quarter from $56.4 million for the Comparable Quarter, primarily due to a $2.0 million increase in out-of-pocket expenses rebilled to our customers, higher maintenance costs, higher salaries and fuel costs primarily associated with the increase in activity over the Comparable Quarter, $1.1 million in charges recorded for our insurance deductible related to an aircraft accident during the Current Quarter, and the effect of changes in exchange rates. We are generally able to recover fuel cost increases from our customers. As a result of the higher level of maintenance costs and salaries, operating margin for Europe decreased to 5.2% for the Current Quarter from 6.0% for the Comparable Quarter.

We are currently involved in negotiations with unions representing our pilots and engineers in this market and we currently expect that labor rates under our existing contracts could increase 4-5% starting in July 2007 through June 2008. We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

In October 2006, we were awarded an amendment and extension of our existing contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both East and West of the Shetland Islands. The amendment extends the contract until June 2010 and calls for the provision of five new Sikorsky S-92 helicopters to be delivered in the second and third quarters of fiscal year 2008 to replace the six AS332L Super Puma helicopters currently under contract, which we intend to re-deploy to other markets. In December 2006, the provision for an additional sixth Sikorsky S-92 was confirmed and a related aircraft option was exercised.

In December 2005, we were informed that we were not awarded the contract extension that would have commenced in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”). The MCA has the option to extend our agreement through July 2009. We expect to continue to provide this service until the end of fiscal year 2008 and expect that the transition of work will take place, one base at a time, over a period of at least one year. We sold two of these aircraft in early calendar year 2007, resulting in a gain of  $4.0 million. At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers or trade the aircraft in as partial consideration towards the purchase of new aircraft. In the Current Quarter and Comparable Quarter, we had $7.9 million and $6.7 million, respectively, in operating revenues associated with this contract. In July 2006, we entered into a partnership with an unconsolidated affiliate of ours, FB Heliservices Limited (“FBH”), and a third party, Serco Limited, through which we will seek to obtain the future U.K.-wide search and rescue contract, including the provision of 28 aircraft, scheduled to start in 2012.

West Africa

Gross revenue for West Africa increased to $35.1 million for the Current Quarter from $27.4 million for the Comparable Quarter, primarily as a result of an increase in rates under our contract with a major customer in Nigeria (beginning October 1, 2006) and a 9.8% increase in flight activity in Nigeria from the Comparable Quarter (which resulted from the addition of three new contracts in this market since last year).

Operating expense for West Africa increased to $31.9 million for the Current Quarter from $25.6 million in the Comparable Quarter. The increase was primarily a result of higher salary expense, maintenance activity and aircraft lease costs, primarily due to the increase in activity. We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations. We do not expect these benefit increases to have a material impact on our results of operations. Operating expense for the Current Quarter included $0.8 million in salary costs for the period back to April 1, 2006 resulting from the resolution of negotiations with the union representing certain of our employees. Operating margin for West Africa increased to 9.0% in the Current Quarter from 6.6% in the Comparable Quarter primarily resulting from the increase in rates with a major customer and the increase in flight activity discussed above.

In April 2006, we extended our contract with a major customer to March 31, 2008, under which we will provide and operate two large and two medium helicopters. The contract is not cancelable by the customer during the first 12 months and 180 days cancellation notice is required in the second 12 months. In December 2006, we reached an agreement with a major customer in Nigeria to increase rates beginning October 1, 2006.

We have commenced a reorganization of our Nigerian operations, including consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities. This reorganization as well as periodic disruption to our operations related to civil unrest and violence have made and are expected to continue to make our operating results from Nigeria unpredictable through at least the end of calendar year 2007.

Southeast Asia

Gross revenue for Southeast Asia increased to $18.2 million in the Current Quarter from $15.8 million for the Comparable Quarter primarily due to higher revenue in Australia. Australia’s flight activity and revenue increased 25.2% and 28.9%, respectively, from the Comparable Quarter, primarily due to the utilization of three additional large aircraft and escalations of other contract rates since the Comparable Quarter. The increases in flight activity and revenue in Australia was partially offset by lower flight activity and revenue in China since we are not currently flying in this market.

Operating expense increased to $16.2 million for the Current Quarter from $14.1 million for the Comparable Quarter as a result of an increase in salary and fuel costs related to the increase in activity compared to the Comparable Quarter, and an increase in salaries associated with the addition of personnel. Our operating margin in this market remained unchanged at 10.8% for both the Current Quarter and Comparable Quarter.

Other International

Gross revenue for Other International increased to $11.5 million for the Current Quarter from $9.1 million for the Comparable Quarter primarily due to increases in flight activity in Russia (resulting from the addition of a new short-term contract since the Comparable Quarter) and our commencement of flight operations in Kenya, partially offset by a decrease in flight activity in Turkmenistan (resulting from the operation of one less aircraft compared to the Comparable Quarter).

Operating expense increased to $10.6 million for the Current Quarter from $6.9 million for the Comparable Quarter. The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity in Russia, the commencement of flight operations in Kenya, increased freight costs for our operations in Kazakhstan, and increased general and administrative costs associated with higher salaries, travel expenses and overhead cost allocations. As a result of the increase in operating expense in these markets discussed above, our operating margin for Other International decreased substantially to 7.9% for the Current Quarter from 24.1% for the Comparable Quarter.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $15.9 million for the Current Quarter from $14.7 million for the Comparable Quarter as a result of an increase in intercompany lease charges associated with a change in the mix of aircraft leased to other business units and an increase in lease charges for aircraft leased to Norsk Helikopter AS (“Norsk”), our unconsolidated affiliate in Norway, in the Current Quarter compared to the Comparable Quarter.

Operating expense decreased to $10.4 million for the Current Quarter from $11.4 million for the Comparable Quarter primarily due to lower maintenance costs (which primarily relate to a higher level of billing to other business units for maintenance costs incurred due to increased flight activity throughout a majority of our operations), partially offset by increased salaries associated with the addition of personnel. As a result of higher gross revenue, our operating margin for EH Centralized Operations increased to 35.0% for the Current Quarter from 22.5% for the Comparable Quarter.

Production Management Services

Gross revenue for our Production Management Services segment decreased to $15.1 million for the Current Quarter from $16.3 million for the Comparable Quarter, a decrease of 7.4%. This decrease was primarily due to a previously announced reduction of the scope of our services under a contract with a significant customer beginning in October 2006, and was partially offset by additional labor revenue associated with several new contracts and with increased rates on several existing contracts. Operating expense decreased to $14.4 million for the Current Quarter from $15.1 million for the Comparable Quarter, primarily due to the decrease in costs associated with the reduction of the scope of services with a significant customer. As a result of the decrease in gross revenue, our operating margin decreased to 4.9% for the Current Quarter from 6.9% in the Comparable Quarter.

As discussed above, in October 2006, a significant customer of the Production Management Services segment advised us that the scope of work under our services contract would be substantially reduced. This work represented none of our consolidated gross revenue for the Current Quarter and 1.3% of consolidated gross revenue for the Current Period. Although we expect to experience a decline in revenue from our Production Management Services segment in the near term (i.e. the remainder of fiscal year 2007) due to the loss of this contract, we anticipate in the long term to replace this business at comparable margins.

General and Administrative Costs

Consolidated general and administrative costs increased by $4.8 million during the Current Quarter compared to the Comparable Quarter. The increase is primarily due to the adoption of the new equity compensation accounting rules during fiscal year 2007, compensation expense associated with the award of additional restricted stock units and the addition of personnel in several of our markets as well as our corporate office. As discussed in Note 8 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report, the adoption of the new equity compensation accounting rules resulted in additional expense totaling $0.6 million for the Current Quarter. Additionally, professional fees for the Current Quarter included approximately $3.0 million and $0.7 million in connection with the Internal Review and DOJ investigations, respectively. Professional fees for the Comparable Quarter included approximately $2.5 million and $1.0 million in connection with the Internal Review and DOJ investigations, respectively.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $2.1 million during the Current Quarter compared to $1.4 million in the Comparable Quarter, primarily due to higher equity earnings from FBS Limited of $0.7 million (primarily resulting from lower interest charges, an increase in activity and rates for a manpower services contract, and a decrease in overhead costs compared to the Comparable Quarter) and an increase in equity in earnings from RLR of $0.7 million (resulting from an increase in the amount of cash received from HC during the Current Quarter compared to the Comparable Quarter, as HC’s results have improved as a result of new work for aircraft which were underutilized in the prior quarters). The increase for the Current Quarter was partially offset by lower equity earnings from Norsk of $0.7 million.

Interest Expense, Net

Interest expense, net of interest income, was income of $1.3 million during the Current Quarter compared to expense of $3.0 million during the Comparable Quarter. Approximately $2.9 million of the change in interest expense, net, resulted from higher interest income earned in the Current Quarter relative to the Comparable Quarter due to higher short-term cash investment balances and returns (driven by the cash on hand as a result of the Preferred Stock offering completed in September and October 2006). Additionally, interest expense for the Current Quarter and Comparable Quarter was reduced by approximately $1.8 million and $0.5 million, respectively, of capitalized interest. More interest was capitalized in the Current Quarter as a result of the increase in capitalized costs for helicopters being manufactured as discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.

Other Income (Expense), Net

Other income (expense), net, for the Current Quarter was expense of $5.2 million compared to income of $2.3 million for the Comparable Quarter. The amount for the Current Quarter includes $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable, and foreign currency transaction losses of $3.4 million. The amount for the Comparable Quarter includes foreign currency transaction gains of $2.3 million. These gains and losses arose primarily from U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling). See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk” included elsewhere in this Quarterly Report for a discussion of how we manage these risks.

Taxes

Our effective income tax rates from continuing operations were 44.1% and 27.1% for the Current Quarter and Comparable Quarter, respectively. The effective tax rate for the Current Quarter was impacted by additional tax expense of $2.5 million recorded as a result of the sale of the assets of Turbo as discussed above. Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rate for the Current Quarter was 31.1%. During the Current Quarter, we had net reversals of reserves for estimated tax exposures of $0.8 million. Reversals of reserves at a level proportional to that for the Current Quarter are expected to occur in the last quarter of fiscal year 2007. Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. The significant variance between the U.S. federal statutory rate and the effective rate for the Comparable Quarter was due primarily to the impact of the reversals of reserves for tax contingencies of $2.9 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our segments and business units. Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $626.9 million for the Current Period from $524.0 million for the Comparable Period, an increase of 19.6%, and operating expense increased to $534.2 million for the Current Period from $452.6 million for the Comparable Period, an increase of 18.0%. This resulted in an operating margin of 14.8% for the Current Period compared to 13.6% for the Comparable Period. Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America increased to $195.9 million for the Current Period from $170.6 million for the Comparable Period, and flight activity increased by 2.5%. The increase in gross revenue is primarily due to an increase in the number of aircraft on month-to-month contracts for the Current Period, a rate increase in May 2005 of 8% (which was phased in during fiscal year 2006), an additional 10% rate increase for certain contracts (which is being phased in beginning in March 2006), and an increase in fuel surcharges we billed to our customers as a result of fuel price increases, partially offset by the effect of lower flight activity in December 2006 resulting from poor weather.

Operating expense for North America increased to $166.5 million for the Current Period from $137.4 million for the Comparable Period. The increase was primarily due to increased maintenance expense (associated with the complete refurbishment of several aircraft in the Current Period), an increase in the reserve for excess and dormant inventory recorded during the Current Period, higher labor costs associated with the increase in flight activity and from the adoption of the new equity compensation accounting standard in the Current Period, and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon (which we are generally able to recover from our customers). Our operating margin for North America decreased to 15.0% for the Current Period from 19.4% for the Comparable Period primarily due to the increase in maintenance and labor costs.

As discussed under “— Current Quarter Compared to Comparable Quarter — North America” above, on November 30, 2006, we completed a sale of the assets of our aircraft engine overhaul business, Turbo, to Timken for approximately $14.6 million ($13.2 million of which was received in cash upon closing of the transaction), including estimated post-closing adjustments. The operations of Turbo represented 1.1% of our consolidated gross revenue in both the Current Period and the Comparable Period.

South and Central America

Gross revenue for South and Central America increased to $40.1 million for the Current Period from $31.8 million for the Comparable Period primarily due to higher revenue recognized in the Current Period upon receipt of cash from our joint venture in Mexico and an increase in the number of aircraft operating in Trinidad over the Comparable Period. As of December 31, 2006, $1.0 million of revenues billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.5 million for revenues billed but not collected from HC. During the Current Period, we recognized revenue of $1.2 million upon receipt of payment from HC for amounts billed in fiscal year 2006. For additional information on our investment in HC and RLR, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — South and Central America” included elsewhere in this Quarterly Report.

Operating expense for South and Central America totaled $30.2 million for the Current Period and $29.8 million for the Comparable Period. Operating expense increased in Trinidad as a result of additional aircraft in that market, which was almost fully offset by lower operating expense in other markets. The largest of these decreases was noted in Mexico, where overall flight activity has declined due to the conclusion of the PEMEX contract in February 2005. As a result of the increase in gross revenue while operating expense was substantially unchanged, the operating margin for this business unit increased significantly to 24.7% for the Current Period from 6.3% for the Comparable Period.

Europe

Gross revenue for Europe increased to $216.8 million for the Current Period from $181.9 million for the Comparable Period, primarily as a result of an 8.4% increase in flight activity, an $11.5 million increase in out-of-pocket expenses rebilled to our customers, and the effect of changes in exchange rates. The majority of the increase in flight hours relates to new contracts within the North Sea and an increase in our utilization per airframe.

Operating expense for Europe increased to $195.5 million for the Current Period from $161.4 million for the Comparable Period primarily due to an increase in activity in the North Sea, increased maintenance costs, higher fuel rates, the impact of additions in personnel and salary increases, the increase in out-of-pocket expenses rebilled to our customers, and the effect of changes in exchange rates in the Current Period compared to the Comparable Period. We are generally able to recover fuel cost increases from our customers. As a result of the increases in maintenance costs and salaries, operating margin for Europe decreased to 9.8% for the Current Period from 11.3% for the Comparable Period.

As discussed above, we were not awarded the contract extension that would have commenced in mid−2007 by MCA. We are currently evaluating our options related to aircraft used in the MCA contract. In the Current Period and Comparable Period, we had $24.8 million and $20.6 million, respectively, in operating revenues associated with this contract. For additional information relating to the contract with MCA, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — Europe” included elsewhere in this Quarterly Report.

West Africa

Gross revenue for West Africa increased to $98.0 million for the Current Period from $79.9 million for the Comparable Period, primarily as a result of a 7.6% increase in flight activity in Nigeria from the Comparable Period (resulting from the addition of three new contracts in this market following the end of the Comparable Period), an increase in rates under our contract with a major customer in Nigeria (beginning October 1, 2006), increases in certain of our standard monthly rates for other contracts, and a $3.3 million increase in out-of-pocket expenses rebilled to our customers.

Operating expense for West Africa increased to $91.6 million for the Current Period from $74.0 million in the Comparable Period. The increase was primarily as a result of higher salary expense and fuel costs associated with the increase in activity, increases in freight charges on spare parts, and the increase in out-of-pocket expenses rebilled to our customers. Operating margin for West Africa decreased to 6.5% in the Current Period from 7.4% in the Comparable Period as a result of the higher level of operating expenses.

For a discussion of additional matters related to our Nigeria operations, see “— Current Quarter Compared to Comparable Quarter — Helicopters Services — West Africa” included elsewhere in this Quarterly Report.

Southeast Asia

Gross revenue for Southeast Asia increased to $52.8 million in the Current Period from $44.3 million for the Comparable Period, primarily due to higher revenue in Australia. Australia’s flight activity and revenue increased 22.3% and 24.7%, respectively, from the Comparable Period, primarily due to the utilization of an additional large aircraft, increases in certain rates and the billing of contract escalations.

Operating expense increased to $47.8 million for the Current Period from $41.5 million for the Comparable Period primarily as a result of an increase in salary, maintenance and fuel costs related to the increase in activity compared to the Comparable Period. As a result of higher gross revenue during the Current Period, operating margin increased to 9.6% for the Current Period from 6.3% for the Comparable Period.

Other International

Gross revenue for Other International increased to $32.6 million for the Current Period from $24.8 million for the Comparable Period primarily due to an increase in flight activity in Russia, the billing of escalation charges on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue), the commencement of flight operations in Kenya, and additional revenue in Egypt resulting from an additional large aircraft leased to our unconsolidated affiliate in that country, which commenced in December 2005.

Operating expense increased to $27.3 million for the Current Period from $20.4 million for the Comparable Period. The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity discussed above and increased general and administrative costs associated with higher salaries, travel expenses, and overhead cost allocations. As a result of the increase in general and administrative costs discussed above, our operating margin for Other International decreased to 16.4% for the Current Period from 17.7% for the Comparable Period.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $45.0 million for the Current Period from $39.6 million for the Comparable Period as a result of increased parts sales, increased out-of-pocket costs rebilled to our customers, and an increase in lease charges for aircraft leased to Norsk in the Current Period compared to the Comparable Period.

Operating expense decreased to $29.6 million for the Current Period from $37.0 million for the Comparable Period, primarily due to lower maintenance costs which primarily relates to a higher level of billing to other business units for maintenance costs incurred due to increased flight activity throughout a majority of our operations and maintenance in the Comparable Period for a large aircraft that was then in the process of being prepared for deployment to Malaysia, partially offset by increased salaries associated with the addition of personnel and increased professional fees and other costs. As a result of higher gross revenue and the decrease in operating expense, our operating margin for EH Centralized Operations increased significantly to 34.3% for the Current Period from 6.6% for the Comparable Period.

Production Management Services

Gross revenue for our Production Management Services segment increased to $50.6 million for the Current Period from $50.2 million for the Comparable Period, an increase of 0.8%, primarily due to an increase in labor revenue with the addition of several new contracts, which was almost fully offset by the previously announced reduction of the scope of our services under a contract with a significant customer beginning in October 2006. We also had additional billings to an existing customer beginning in June 2006 for an additional helicopter provided to them under contract. Operating expense increased to $47.1 million for the Current Period from $46.5 million for the Comparable Period, primarily due to an increase in costs associated with the increase in activity. Primarily resulting from the reduction in work with a significant customer in the Current Period, our operating margin decreased to 7.0% for the Current Period from 7.3% in the Comparable Period.

General and Administrative Costs

Consolidated general and administrative costs increased to $52.0 million during the Current Period compared to $46.0 million for the Comparable Period. The increase is primarily due to the adoption of the new equity compensation accounting rules during the Current Period, the addition of personnel in several of our markets and in our corporate office, and an overall increase in corporate general and administrative costs (including additional legal fees related to matters other than the Internal Review or DOJ investigation). The increase in cost in the Current Period was partially offset by lower costs incurred related to the Internal Review. As discussed in Note 8 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report, the adoption of the new equity compensation accounting rules resulted in additional expense totaling $1.8 million for the Current Period. Professional fees in the Current Period included approximately $3.1 million and $1.5 million in connection with the Internal Review and DOJ investigations, respectively. Professional fees in the Comparable Period included approximately $10.2 million and $1.4 million in connection with the Internal Review and DOJ investigations, respectively.

Earning from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $5.4 million during the Current Period compared to $1.8 million in the Comparable Period, primarily due to higher equity earnings from FBS Limited of $2.0 million (primarily resulting from lower interest charges, an increase in activity and rates for a manpower services contract, and a decrease in overhead costs compared to the Comparable Period), and higher equity earnings from RLR of $2.2 million (resulting from an increase in the amount of cash received from HC during the Current Period compared to the Comparable Period, as HC’s results have improved as work lost upon completion of the PEMEX contract has gradually been replaced).

Interest Expense, Net

Interest expense, net of interest income, totaled $2.4 million during the Current Period compared to $8.4 million during the Comparable Period. The decrease in interest expense, net, primarily resulted from higher interest income earned in the Current Period relative to the Comparable Period due to higher short-term cash investment balances and returns (primarily driven by the cash on hand as a result of the Preferred Stock offering completed in September and October 2006). Additionally, interest expense for the Current Period and Comparable Period was reduced by approximately $4.3 million and $1.6 million, respectively, of capitalized interest. More interest was capitalized in the Current Period as a result of the increase in capitalized costs for helicopters being manufactured as discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” included elsewhere in this Quarterly Report.

Other Income (Expense), Net

Other income (expense), net, for the Current Period was expense of $11.3 million compared to income of $4.3 million for the Comparable Period, and primarily represents foreign currency transaction gains and losses. See discussion of foreign currency translation gains and losses under “— Current Quarter Compared to Comparable Quarter — Other Income (Expense), net” above. Additionally, the Current Period included $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable.

Taxes

Our effective income tax rates from continuing operations were 35.9% and 23.7% for the Current Period and Comparable Period, respectively. The effective tax rate for the Current Period was impacted by additional tax expense of $2.5 million recorded as a result of the sale of the assets of Turbo as discussed above. Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rate for the Current Period was 32.5%. During the Current Period, we had net reversals of reserves for estimated tax exposures of $2.3 million. Reversals of reserves at a level proportional to that for the Current Period are expected to occur in the last quarter of fiscal year 2007. Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. The significant variance between the U.S. federal statutory rate and the effective rate for the Comparable Period was due primarily to the impact of the reversals of reserves for tax contingencies of $8.6 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $67.9 million during the Current Period and $31.3 million during the Comparable Period. Non-cash working capital used $25.0 million in cash flows from operating activities for the Current Period compared to $39.2 million used in operating activities for the Comparable Period. Cash flows from operating activities improved primarily due to the favorable change in non-cash working capital, changes in deferred income taxes and the improvement in net income during the Current Period.

Investing Activities

Cash flows used in investing activities were $192.2 million and $29.7 million for the Current Period and Comparable Period, respectively, primarily for capital expenditures as follows:

	Nine Months Ended December 31,
	2006	2005
Number of aircraft delivered:
New:
Small	2	4
Medium	11	8
Large	3	2
Total new aircraft	16	14
Used:
Small	1	5
Total used aircraft	1	5
Total aircraft	17	19
Capital expenditures (in thousands):
Aircraft and related equipment	$208,963	$107,872
Other	7,283	9,181
Total capital expenditures	$216,246	$117,053

During the Current Period, we made final payments in connection with the delivery of three small, eleven medium and three large aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below) totaling $188.9 million. Also during the Current Period, we spent an additional $20.1 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations. During the Comparable Period, apart from payments made for new aircraft in conjunction with our aircraft commitments, we purchased five small used aircraft for $6.4 million and paid deposits of $11.0 million for five large aircraft.

During the Current Period, we received proceeds of $13.2 million (out of a total sales price of $14.6 million) for the sale of the assets of Turbo to Timken Alcor Aerospace Technologies, Inc., which closed on November 30, 2006 and resulted in a small gain for book purposes. We expect to receive $1.1 million of the remaining amount due to us in the fourth quarter of fiscal year 2007 and $0.3 million late in fiscal year 2008.  Additionally, we received proceeds of $10.8 million primarily from the disposal of 19 aircraft, two airframes and certain other equipment, which together resulted in a net gain of $5.6 million.  During the Comparable Period, we received proceeds of $72.6 million primarily from the disposal of ten aircraft and certain equipment, which resulted in a net loss of $1.3 million.

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

Financing Activities

Cash flows provided by financing activities were $217.7 million during the Current Period compared to cash flows used in financing activities of $12.9 million during the Comparable Period. During the Current Period, cash was provided by the issuance of the Preferred Stock in September and October 2006 resulting in net proceeds of $223.6 million and by our receipt of proceeds of $2.9 million from the exercise of options to acquire shares of our common stock by our employees. Cash was used for the payment of Preferred Stock dividends of $2.9 million and the repayment of debt totaling $5.6 million.

We issued 4,000,000 shares of Preferred Stock at a par value of $0.01 per share and liquidation preference $50 per share, in a public offering that closed on September 19, 2006. We issued an additional 600,000 shares of Preferred Stock in October 2006, upon the exercise of the underwriters’ over-allotment option, for net proceeds of $29.1 million. For further discussion of the terms and conditions of the Preferred Stock, see Note 6 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report. On November 15, 2006, our Board of Directors declared a dividend of $0.65694 per share of Preferred Stock issued and outstanding at the close of business on December 1, 2006, which was paid on December 15, 2006.

During the Comparable Period, cash was used for the provision of cash collateral totaling $10.3 million in conjunction with a sale and leaseback financing arrangement and the repayment of debt totaling $3.2 million, and cash was provided by our receipt of proceeds of $0.6 million from the exercise of options to acquire shares of our common stock by our employees.

Future Cash Requirements

Debt Obligations

As of December 31, 2006, total debt was $259.9 million, of which $22.2 million was classified as current.

Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade). As of December 31, 2006, our Moody's and Standard  & Poor's ratings were Ba2 and BB, respectively, which are two levels below the investment grade ratings of Baa3 and BBB –, respectively.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions. The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum. The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating. Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings. Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of December 31, 2006. Interest is payable at least quarterly, and the Credit Facilities mature in August 2011. Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal subsidiaries.

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

As of December 31, 2006, we had $4.7 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

We previously had a $30 million revolving credit facility with a U.S. bank that was terminated in August 2006.

U.K. Facilities — As of December 31, 2006, Bristow Aviation had a £6.0 million ($11.7 million) facility for letters of credit, of which £0.3 million ($0.6 million) was outstanding, and a £1.0 million ($2.0 million) net overdraft facility, under which no borrowings were outstanding. Both facilities are with a U.K. bank. The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum. Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount. The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank. The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

Limited Recourse Term Loans — As of December 31, 2006, we had two limited recourse term loans outstanding in an aggregate amount of $19.2 million. The two limited recourse term loans were created in connection with sale and lease transactions for two aircraft and mature in March 2007 and July 2007. We have given notice to the bank to exercise our right to purchase the two aircraft under the sale and lease agreements and are in the process of evaluating financing the balance of the debt, which will be approximately $19 million at maturity.

Preferred Stock

Annual cumulative cash dividends of $2.75 per share of Preferred Stock are payable quarterly on the fifteenth day of each March, June, September and December. If declared, dividends on the 4,600,000 shares of Preferred Stock would be $3.2 million on each quarterly payment date beginning on March 15, 2007 and thereafter. For a further discussion of the terms and conditions of the Preferred Stock, see Note 6 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Pension Plan

In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes. In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes. We expect to increase our annual cash contributions to the plans to a range of $13 million to $15 million per fiscal year beginning in fiscal year 2008.

Tax Payments

During the fourth quarter of fiscal year 2007, we expect to make additional payments for underreported payroll taxes in Nigeria in the range of $9 million to $11 million, which were accrued in prior periods.

Capital Commitments

As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to increase the size of our aircraft fleet. As of December 31, 2006, we had 42 aircraft on order and options to acquire an additional 35 aircraft. The additional aircraft on order are expected to provide incremental fleet capacity, with only a small number of our existing aircraft expected to be replaced with the new aircraft in the near term.

	Three Months Ending March 31,		Fiscal Year Ending March 31,
	2007		2008		2009	2010	2011-2013	Total
Commitments as of December 31, 2006:
Number of aircraft:
Small	1		2		—	—	—	3
Medium	6		12		3	3	6	30
Large	4		5		—	—	—	9
	11	(1)	19	(2)	3	3	6	42
Related expenditures (in thousands)	$84,067		$162,522		$23,051	$24,285	$37,053	$330,978
Options as of December 31, 2006:
Number of aircraft:
Medium (3)	—		1		6	6	14	27
Large	—		2		6	—	—	8
	—		3		12	6	14	35
Related expenditures (in thousands)	$8,220		$119,494		$102,600	$48,292	$107,624	$386,230
__________

(1)	Signed customer contracts are currently in place for nine of these 11 aircraft.

(2)	Signed customer contracts are currently in place for eight of these 19 aircraft.

(3)
As of December 31, 2006, options with respect to six of these aircraft were “subject to availability,” which means that the delivery time for the aircraft subject to these options will depend upon the number of manufacturing slots available at the time the options are exercised. As a result, the delivery time for these aircraft may be extended beyond those specified in the purchase agreement with the manufacturer, and these medium aircraft were included in the 2011-2013 period in the table above. However, we can accelerate the delivery of these aircraft at our option to as early as January 1, 2008, subject to the manufacturer’s availability to fill customer orders at the time an option is exercised.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2007:

	Three Months Ended
	June 30, 2006		September 30, 2006		December 31, 2006
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	53	37	51	37	47	37
Aircraft delivered	(2)	—	(4)	—	(10)	—
Aircraft ordered	—	—	—	—	8	(5)
Orders converted to options	—	—	—	—	(3)	3
End of quarter	51	37	47	37	42	35

In early calendar year 2007, we ordered three additional large aircraft (for which no option previously existed) which will be delivered in fiscal year 2009, thereby increasing our aircraft commitments by $63.6 million, and obtained the option to purchase eight additional large aircraft and the right to trade in older aircraft to the same manufacturer.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report and the “Notes to Consolidated Financial Statements” included in the Annual Report.

	Payments Due by Period
		Three Months Ending March 31, 2007	Fiscal Year Ending March 31,
	Total		2008-2009	2010-2011	2012 and beyond
	(In thousands)
Contractual cash obligations:
Long-term debt and short-term borrowings:
Principal	$259,947	$11,749	$13,453	$365	$234,380
Interest	93,451	4,111	29,211	28,451	31,678
Aircraft operating leases (1) (2)	63,963	1,814	12,600	13,387	36,162
Other operating leases (1)	15,765	865	4,957	3,676	6,267
Pension obligations (3)	179,411	2,799	21,820	19,721	135,071
Aircraft purchase obligations	330,978	84,067	185,573	49,420	11,918
Other purchase obligations (4)	40,919	29,183	9,403	2,333	—
Total contractual cash obligations	$984,434	$134,588	$277,017	$117,353	$455,476
Other commercial commitments
Debt guarantees (5)	$31,286	$—	$11,716	$—	$19,570
Other guarantees (6)	3,108	3,108	—	—	—
Letter of credit (7)	4,682	4,682	—	—	—
Total other commercial commitments	$39,076	$7,790	$11,716	$—	$19,570
_________

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

(3) Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 20 years. However, see “— Pension Plan” for discussion of possible increases in the required level of pension plan contributions in future periods. As of December 31, 2006, we had recorded on our balance sheet a $153.6 million pension liability and a $45.1 million prepaid pension asset associated with this obligation.

(4) Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases and amounts committed to Timken in future periods related to the supply agreement effective December 1, 2006 (See Note 2 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(5) We have guaranteed the repayment of up to £10 million ($19.6 million) of the debt of FBS Limited and $11.7 million of the debt of RLR, both unconsolidated affiliates.

(6) Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time. As of December 31, 2006, surety bonds with and aggregate value of 33.6 million Mexican pesos ($3.1 million) were outstanding.

(7) In January 2006, a letter of credit was issued against the revolving credit facility for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Note 6 in the “Notes to Consolidated Financial Statements” included in the Annual Report. The letter of credit expires January 27, 2008.

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

Financial Condition and Sources of Liquidity

Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Normally our operating cash flows are sufficient to fund our cash needs. Although there can be no assurances, we believe that our existing cash, future cash flows from operations and borrowing capacity under the Credit Facilities will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments. However, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet may require additional cash in the future to fund the resulting increase in new aircraft and working capital requirements.

Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised capital through the sale of the Preferred Stock in September and October 2006. As of December 31, 2006, we had options to acquire an additional eight large aircraft and an additional 27 medium aircraft. Related to the three aircraft ordered early in calendar year 2007, we have options for eight additional large aircraft.  Depending on market conditions, we may exercise these additional options to acquire aircraft, purchase other aircraft or elect to expand our business through acquisition, including acquisitions under consideration or negotiation. These strategic decisions would require us to access additional sources of capital. Our decision to use equity, debt or a combination of the two would depend on our financial position and market conditions at that time, but we currently expect to use debt financing. See “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” included elsewhere in this Quarterly Report.

Cash and cash equivalents were $219.7 million and $122.5 million, as of December 31, 2006 and March 31, 2006, respectively. Working capital as of December 31, 2006 and March 31, 2006, was $400.7 million and $283.3 million, respectively. The increase in working capital during Current Period was primarily a result of the $97.2 million increase in cash and cash equivalents.

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

Stock-Based Compensation

We have historically compensated our executives and employees through the awarding of stock-based compensation, including stock options and restricted stock units. Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No.123 (R), “Share-Based Payment,” which we adopted on April 1, 2006, we have begun to account for stock-based compensation awards in the Current Quarter using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our condensed consolidated statements of income. We use a Black-

Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options, in order to determine the fair value of the options on the date of grant. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Additionally, the service period over which compensation expense associated with awards of restricted stock units are recorded in our statements of income involve certain assumptions as to the expected vesting of the restricted stock units, which is based on factors relating to the future performance of our stock. As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our condensed consolidated financial statements, management believes that accounting estimates related to the valuation of stock options and the service period for restricted stock units are critical estimates.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on historical volatility of shares of our common stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our common stock at this time. We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding. For a detail of the assumptions used for the Current Quarter and Current Period, see Note 8 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for our current fiscal year and will be adopted in the consolidated financial statements to be included in our Annual Report on Form 10-K for fiscal year 2007. We anticipate that the adoption of SFAS No. 158 will have no impact on our net income or comprehensive income. Rather, we expect that the primary impact will be the reflection of a net accrued pension liability ($108.5 million as of December 31, 2006) versus the current presentation of showing the prepaid pension costs ($45.1 million as of December 31, 2006) separately from the accrued pension liabilities ($153.6 million as of December 31, 2006).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements will be separately disclosed by level within the fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category (recurring fair value measurements using significant unobservable inputs), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for our fiscal year 2009 and interim periods therein. We have not yet completed our evaluation of the impact of SFAS No. 157.

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

In September 2006, the FASB approved FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment. Other previously acceptable methods of accounting for planned major overhauls and maintenance will continue to be permitted. The new requirements apply to our fiscal year 2008 and must be retrospectively applied. We do not believe that the adoption of this staff position will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FSP AUG AIR-1.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement. The effects of a tax position will be recognized in the period in which the enterprise determines that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement. FIN No. 48 is effective for our fiscal year 2008. We have not yet completed our evaluation of the impact that the adoption of this interpretation will have on our consolidated results of operations, cash flows or financial position.

See Note 8 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion and disclosure made in connection with the adoption of SFAS No. 123(R).

Internal Review and Governmental Investigations

Internal Review

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues. In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated. We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation. For further information on the restatements, see our Annual Report on Form 10-K for fiscal year 2005.

For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see Note 4 in the “Condensed Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate. Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. During the Current Quarter and the Current Period, we made payments of $0.4 million and $9.0 million respectively, for the taxes attributable to underreported employee payroll. Operating income for the Comparable Quarter and the Comparable Period included $1.0 million and $3.0 million, respectively, attributable to this accrual. Since December 31, 2005, no additional accruals were required for taxes attributable to underreported employee payroll.

Although we recorded an accrual for the expected outcome in December 2006 (see below), we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted. It is also possible that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our Annual Report on Form 10-K for fiscal year 2005, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. As part of our ongoing compliance program, we received evidence that foreign affiliates of our minority owned operating entity in Kazakhstan may have made improper gifts or payments to government employees. We engaged an outside accounting firm to investigate this matter and such investigation is underway. The results of such investigation, including our view as to whether improper activities took place, will be disclosed to the SEC by us as appropriate. In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described above and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal years 2005 and 2006 and the Current Period, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review. In addition, in December 2006, we recorded a charge of $3.0 million for costs and fees we currently expect to incur in connection with the resolution of the SEC investigation regarding the findings resulting from the Internal Review, a  substantial portion of which relates to legal fees in connection with the investigation.  There can be no assurance that the amounts currently recorded will be sufficient to resolve such matters or that such matters can ultimately be resolved until final action by the SEC. We expect to incur additional costs associated with the Internal Review and in the conduct of our new compliance program, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

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

In connection with this matter, we incurred $2.6 million, $0.7 million and $1.5 million in legal and other professional fees in fiscal year 2006, the Current Quarter and the Current Period, respectively, and significant expenditures may continue to be incurred in the future.

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

As a result of the change in exchange rates during the three and nine months ended December 31, 2006, we recorded foreign currency transaction losses of approximately $3.4 million and $9.6 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $2.3 million and $5.3 million, respectively, during the three and nine months ended December 31, 2005. These gains and losses arose primarily from the following U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling):

•	Cash and cash equivalents held in U.S. dollar-denominated accounts. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances.

•
U.S. dollar-denominated intercompany loans. On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans. This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and was exercised by us prior to the scheduled expiration on November 14, 2006, resulting in a net loss of $0.3 million. On November 14, 2006, we entered into another derivative contract for the same amount and strike price that expires on May 14, 2007.  The fair value of this contract, which totaled $0.9 million as of December 31, 2006, is recorded as a derivative asset within other assets on our balance sheet.  The change in fair value of this contract from November 14 to December 31, 2006 resulted in a gain of $0.5 million, which served to offset a portion of the foreign currency transaction losses recorded for the three and nine months ended December 31, 2006.

•
Euro- and Nigerian Naira-denominated intercompany loans and U.S. dollar-denominated receivables. The economic effect of the foreign currency transaction losses during the three and nine months ended December 31, 2006 was offset by a corresponding benefit during those periods reflected as a cumulative translation adjustment in stockholders’ investment on our condensed consolidated balance sheet. We are evaluating alternatives to further mitigate these remaining foreign currency exchange exposures.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
High	$1.98	$1.79	$1.98	$1.92
Average	1.91	1.75	1.87	1.80
Low	1.86	1.71	1.74	1.71

As of December 31, 2006 and March 31, 2006, the exchange rate was $1.96 and $1.74, respectively.

We occasionally use off-balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies. In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions. We have historically used these instruments primarily in the buying and selling of spare parts, maintenance services and equipment. As of December 31, 2006, we did not have any nominal forward exchange contracts outstanding.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Although the changes discussed below have substantially addressed the material weaknesses associated with the control environment previously disclosed, the changes have not been in effect for a sufficient period of time to permit validation of their operation; therefore, as of December 31, 2006, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls and procedures were not effective, as of such date.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2006, management made the following changes to our internal control over financial reporting to address the material weaknesses discussed above:

•
We implemented a number of financial policies related to the application of accounting principles generally accepted in the United States of America and other accounting procedures, which were developed in prior periods;

•	We continued the self-reporting process for underpaid payroll taxes in various jurisdictions; and

•	We continued to operate under and we enhanced the changes implemented prior to March 31, 2006.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the Annual Report. Developments in these previously reported matters are described in Note 5 in the “Condensed Notes to Consolidated Financial Statements” in Part I. Item 1. “Financial Statements” of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The following is a modified risk factor discussion that should be read in conjunction with the risk factor discussion in the Annual Report and our Quarterly Report on Form 10-Q for the quarters ended June 30 and September 30, 2006.

The SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our company.

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country. The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by such special outside counsel to cover operations in other countries and other issues (the “Internal Review”). In connection with this review, special outside counsel to the Audit Committee retained forensic accountants. As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated. We also provided the SEC with documentation resulting from the Internal Review which eventually resulted in a formal SEC investigation. For further information on the restatements, see our fiscal year 2005 Annual Report.

In October 2005, the Audit Committee reached certain conclusions with respect to findings from the Internal Review. The Audit Committee concluded that, over a considerable period of time, (1) improper payments were made by, and on behalf of, certain foreign affiliated entities directly or indirectly to foreign officials, (2) improper payments were made by certain foreign affiliated entities to employees of certain customers, (3) inadequate employee payroll declarations and, in certain instances, tax payments were made by us or our affiliated entities in certain jurisdictions, (4) inadequate valuations for customs purposes may have been declared in certain jurisdictions resulting in the underpayment of import duties, and (5) an affiliated entity, with the assistance of our personnel, engaged in transactions which appear to have assisted in the circumvention of currency transfer restrictions and other regulations. In addition, as a result of the Internal Review, the Audit Committee and management determined that there were deficiencies in our books and records and internal controls with respect to the foregoing and certain other activities.

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

We took remedial actions, including correcting underreported payroll taxes, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships. We also took steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business integrity, and developing and implementing a training program for all employees. In addition to the disciplinary actions referred to above, we took steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting and legal expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design. Our compliance program is in full operation and clear corporate policies have been established and communicated to our relevant personnel.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate. Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries. To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time. In the event that we curtail our business operations in any such country, we then may face difficulties exporting our aircraft from such country. During the three and nine months ended December 31, 2006, we made payments of $0.4 million and $9.0 million, respectively, for the taxes attributable to underreported employee payroll. Operating income for three and nine months ended December 31, 2005 included $1.0 million and $3.0 million, respectively, attributable to this accrual. Since December 31, 2005, no additional accruals were required for taxes attributable to underreported employee payroll.

Although we recorded an accrual for the expected outcome in December 2006 (see below), we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements. As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers. We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted. It is also possible that we may become subject to claims by third parties, possibly resulting in litigation. The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Quarterly Report will not change or require further amendment. As part of our ongoing compliance program, we received evidence that foreign affiliates of our minority owned operating entity in Kazakhstan may have made improper gifts or payments to government employees. We engaged an outside accounting firm to investigate this matter and such investigation is underway. The results of such investigation, including our view as to whether improper activities took place, will be disclosed to the SEC by us as appropriate. In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described above and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal years 2005 and 2006 and the nine months ended December 31, 2006, we incurred approximately $2.2 million, $10.5 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review. In addition, in December 2006, we recorded a charge of $3.0 million for costs and fees we currently expect to incur in connection with the resolution of the SEC investigation regarding the findings resulting from the Internal Review, a substantial portion of which relates to legal fees in connection with the investigation.  There can be no assurance that the amounts currently recorded will be sufficient to resolve such matters or that such matters can ultimately be resolved until final action by the SEC. We expect to incur additional costs associated with the Internal Review and in the conduct of our new compliance program, which will be expensed as incurred and which could be significant in the fiscal quarters in which they are recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
November 1, 2006 −
November 30, 2006	1,207	$35.57	—	$—

(1) No shares were purchased during the periods of October 1, 2006 − October 31, 2006 and December 1, 2006 − December 31, 2006.

(2) The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to an employee under our 2004 Stock Incentive Plan.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated February 5, 2007, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Perry L Elders
Perry L. Elders
Executive Vice President and Chief Financial Officer

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President and Chief Accounting Officer

February 5, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated February 5, 2007, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

* Filed herewith.
** Furnished herewith.