Form 10-K
period 2007-03-31
Bristow Group Inc
filed 2007-05-22
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to______________

Commission File Number 001-31617

Bristow Group Inc.
(Exact name of registrant as specified in its charter)
Delaware	72-0679819
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2000 W. Sam Houston Pkwy. S.,	77042
Suite 1700	(Zip Code)
Houston, Texas
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 267-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
5.50% Mandatory Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                               YES ☑ NO ☐

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
                                                                                               YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                               YES ☐ NO ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 29, 2006 was $754,345,319.

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2007 was 23,585,370.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

BRISTOW GROUP INC.
INDEX—FORM 10-K

        i

BRISTOW GROUP INC.
ANNUAL REPORT (FORM 10-K)

INTRODUCTION

This Annual Report on Form 10-K is filed by Bristow Group Inc., a Delaware corporation, which we refer to separately as Bristow Group, the Company or the registrant.

We use the pronouns “we,” “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise.  We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the contact indicates otherwise.  Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.

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

•
the outcome of the United States Securities and Exchange Commission (“SEC”) investigation relating to the Foreign Corrupt Practices Act and other matters, or the Internal Review, has a greater than anticipated financial or business impact; and

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

PART I
Item 1.  Business

Overview

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated.  We are one of two helicopter service providers to the offshore energy industry with global operations.  We have major operations in the U.S. Gulf of Mexico and the North Sea, and operations in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Mexico, Nigeria, Russia and Trinidad.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in two segments:  Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions:

•	Western Hemisphere

−	North America

−	South and Central America

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	Eastern Hemisphere Centralized Operations (“EH Centralized Operations”)

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of March 31, 2007, we operated 345 aircraft (including 319 aircraft owned, 18 leased aircraft and 8 aircraft operated for one of our customers; 12 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 143 aircraft in addition to those aircraft leased from us.  In fiscal year 2007, our Helicopter Services segment contributed approximately 93% of our gross revenue.

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations located in Titusville, Florida, and Concord, California.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, when combined with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment beginning in the first quarter of fiscal year 2008.  Bristow Academy operates 51 aircraft (including 38 owned and 13 leased aircraft) and employs 122 people, including 48 flight instructors and is the only school approved to provide helicopter flight training to the Commercial Pilot level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  The Global Training division will support, coordinate, standardize, and in the case of the Bristow Academy schools, directly manage all flight and maintenance training activities within the Helicopter Services segment.

We are also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico.  Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.  In connection with these activities, our Production Management Services segment uses our helicopter services.  We also handle regulatory and production reporting for some of our customers.  As of March 31, 2007, we managed or had personnel assigned to 319 production facilities in the U.S. Gulf of Mexico.

For additional information about our segments and business units, see Note 10 in our “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  For a description of certain risks affecting our business and operations, see Item 1A. “Risk Factors” below.

We are a Delaware corporation incorporated in 1969.  Our executive offices are located at 2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas 77042.  Our telephone number is (713) 267-7600.

Our Internet website address is http://www.bristowgroup.com.  We make our website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report.  All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports.  These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov.  The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.  On September 5, 2006, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by Section 303A 12(a) of the New York Stock Exchange Listing Manual.  We filed with the SEC the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2007 is referred to as “fiscal year 2007.”

Helicopter Services

Our customers charter our helicopters to transport personnel from onshore bases to offshore drilling rigs, platforms and other installations.  To a lesser extent, customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  We classify our helicopter fleet into three categories:  small, medium and large.  Small helicopters hold four to seven passengers and are better suited for support of production management activities and for daytime flights and shorter routes.  With more than 4,000 active production facilities, many of which are unable to accommodate medium or large helicopters, the U.S. Gulf of Mexico is a significant market for helicopters of this type. Medium helicopters hold up to 13 passengers and are the most versatile aircraft in our fleet.  Generally, they are equipped to fly in a variety of different operating conditions and are capable of flying longer distances and carrying larger payloads than small helicopters.  Similarly, large helicopters, which can hold up to 25 passengers, are generally equipped to fly in a variety of conditions including harsh weather conditions, carry larger payloads and fly longer distances.  Medium and large helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs.  With their ability to carry greater payloads, travel greater distances and move at higher speeds, medium and large helicopters are preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited.  As a result of the greater distances offshore, demand for medium and large helicopters is also driven by drilling, development and production activity levels in deepwater locations throughout the world.  Additionally, local governmental regulations in certain international markets require us to operate medium and large aircraft in those markets.

We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations.  There are also additional markets for helicopter services beyond the offshore energy industry, including agricultural support, air medical, tourism, firefighting, corporate transportation, traffic monitoring, police and military.  The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for our excess aircraft during times of reduced demand in the offshore energy industry.

We also have technical services operations that provide helicopter repair services, engineering and design services, technical manpower support and transmission testing from facilities located in the U.S. and U.K.  While a portion of this work is performed on our own aircraft, some of these services are performed for third parties.

Most countries in which we operate limit foreign ownership of aviation companies.  To comply with these regulations and yet expand internationally, we have formed or acquired interests in numerous foreign helicopter operations.  These investments typically combine a local ownership interest with our experience in providing helicopter services to the offshore energy industry.  These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion.  Because we do not own a majority of the equity or maintain voting control of these entities, we may not have the ability to control their policies, management or affairs.  We refer to these entities as unconsolidated affiliates.  We lease some of our aircraft to a number of these unconsolidated affiliates which in turn provide helicopter services to customers.

As of March 31, 2007, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	In Fleet
Type	Unconsolidated Affiliates	Consolidated Affiliates	On Order(1)	Under Option(2)	Passenger Capacity	Speed (MPH)(3)	Engine
Small Helicopters:
Bell 206L Series	7	79	—	—	6	115	Turbine
Bell 206B Jet Ranger	4	23	—	—	4	100	Turbine
Bell 407	2	39	—	—	6	132	Turbine
Bell 427	—	1	—	—	7	145	Twin Turbine
BK-117	—	2	—	—	7	160	Twin Turbine
BO-105	—	2	—	—	4	125	Twin Turbine
EC120	—	9	—	—	4	110	Turbine
EC135	3	—	2	—	6	143	Twin Turbine
Augusta 109	2	—	—	—	8	177	Twin Turbine
AS 350BB	35	—	—	—	4	161	Turbine
	53	155	2	—
Medium Helicopters:
Bell 212	18	12	—	—	12	115	Twin Turbine
Bell 412	31	36	1	—	13	125	Twin Turbine
EC155	—	9	1	—	13	167	Twin Turbine
Sikorsky S-76	1	59	13	30	12	145	Twin Turbine
EC AS 365N	7	—	—	—	14	167	Twin Turbine
Augusta AW139	1	—	—	—	15	181	Twin Turbine
	58	116	15	30
Large Helicopters:
AS332L Super Puma	5	31	—	—	18	144	Twin Turbine
Bell 214ST	—	5	—	—	18	144	Twin Turbine
Sikorsky S-61	—	12	—	—	18	132	Twin Turbine
Sikorsky S-92	3	3	10	14	19	158	Twin Turbine
Mil Mi-8	—	7	—	—	20	138	Twin Turbine
EC225	—	5	4	8	25	167	Twin Turbine
	8	63	14	22
Fixed wing	24	11	—	—
Total (4)	143	345 (5)	31	52
____________

(1)
Of the aircraft on order, 22 are expected to be delivered during fiscal year 2008.  12 of these aircraft have been dedicated to customers for specific projects, including 11 under signed contracts.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements — Capital Commitments” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire.  If the options are exercised, we anticipate that the large aircraft would be delivered in fiscal years 2008 and 2009, while the medium aircraft would be delivered over fiscal years 2008 through 2011, principally in the later portion of that period.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements — Capital Commitments” included elsewhere in this Annual Report.

(3)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.

(4)
We own 319 of the 345 aircraft reflected in the table above, hold 18 of the remaining aircraft under operating leases and operate 8 of the aircraft for one of our customers.  12 of the owned aircraft are held for sale.  Unconsolidated affiliates leased 18 of our 319 aircraft in addition to the 143 aircraft they operate.

(5)
On April 2, 2007, we acquired all of the common equity of HAI.  As a result of this transaction, we added 48 piston-driven passenger training aircraft, 2 Bell 206B3 aircraft and 1 fixed-wing aircraft to our fleet.

The following table shows the distribution of our small, medium and large aircraft among our business units as March 31, 2007.

Type	North America	South & Central America	Europe	West Africa	Southeast Asia	Other Intern’l	EH Cent. Ops.	Production Mgmnt.	Total
Small	137	2	1	12	3	—	—	—	155
Medium	27	33	9	28	8	11	—	—	116
Large	4	1	37	2	9	10	—	—	63
Other (includes fixed wing)	1	—	—	7	—	3	—	—	11
Total consolidated affiliates	169	36	47	49	20	24	—	—	345
Unconsolidated affiliates	—	14	33	—	—	39	57	—	143
Total	169	50	80	49	20	63	57	—	488
Percentage of consolidated revenue for fiscal year 2007	25%	6%	33%	14%	8%	5%	2%	7%	100%

Fleet Expansion

We expect to incur additional capital expenditures over the next three to six years to replace certain of our aircraft and upgrade strategic base facilities.  Our capital commitments in future periods related to this fleet expansion are discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Annual Report and are detailed in the table provided in that section.

North America

As of March 31, 2007, we conducted our North America Helicopter Services operations primarily from nine operating facilities along the U.S. Gulf of Mexico, with additional operations in Alaska. Among our strengths in the U.S. Gulf of Mexico region are our nine operating facilities, our advanced flight-following systems and our widespread and strategically located offshore fuel stations.  As of March 31, 2007, we operated 153 aircraft in the U.S. Gulf of Mexico and 16 aircraft in Alaska.  During fiscal year 2007, our North America business unit contributed 25% of our gross revenue.  We are one of the two largest suppliers of helicopter services in the U.S. Gulf of Mexico and a major supplier in Alaska, where we fly the entire length of the Alaska pipeline.  The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 4,000 production platforms.  These platforms are typically unmanned and are serviced by our small aircraft.

South and Central America

We conduct our South and Central America Helicopter Services operations in Brazil, Colombia, Mexico, Peru and Trinidad.  As of March 31, 2007, we operated 36 helicopters in South and Central America (7 in Brazil, 3 in Colombia, 11 in Mexico, 1 in Peru and 14 in Trinidad).  In Mexico, operations are conducted through affiliates which are unconsolidated.  See discussion of these arrangements below.  During fiscal year 2007, our South and Central America business unit contributed 6% of our gross revenue.

Trinidad

We own a 40% interest in Bristow Caribbean Ltd. (“Bristow Caribbean”), a joint venture in Trinidad with a local partner (60% interest).  Bristow Caribbean provides offshore helicopter services to customers of ours in Trinidad.  As we control the significant management decisions of this entity, including the payment of dividends to our partner, we account for this entity as a consolidated subsidiary.

Mexico

We own a 49% interest in Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (“Heliservicio,” and collectively, “HC”) which provide onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos (“PEMEX”) and other companies on a contract and ad hoc basis.  HC owns 3 aircraft and leases 11 aircraft from us, 6 aircraft from another affiliate of ours (discussed below) and 3 aircraft from a third party to provide helicopter services to its customers.

We own a 49% interest in Rotorwing Leasing Resources, LLC. (“RLR”), which owns six aircraft and leases three aircraft from us, all of which it leases to HC.

Brazil

In March 2007, we sold our 50% interest in Aeroleo Taxi Aereo S.A. (“Aeroleo”), a Brazilian corporation, to our partners in the joint venture.  Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company and also serves other oil and gas companies.  Aeroleo leases seven aircraft from us and two aircraft from another affiliate of ours (discussed below).

We own a 50% interest in Helicopter Leasing Associates, or HLA, a Louisiana limited liability company.  HLA leases two aircraft from a third party, which it leases to Aeroleo.

We anticipate that once our existing agreements expire that we will evaluate the alternatives for these aircraft, which include leasing to other customers in Brazil, selling or relocating the aircraft.  Therefore, we expect to experience a substantial reduction in business activity in Brazil in future periods.

Europe

As of March 31, 2007, we operated 47 aircraft in Europe.  We operate from seven bases in the U.K. and from one base in Holland.  Our Europe operations are managed out of our facilities in Aberdeen, Scotland.  Based on the number of aircraft operating, we are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities.  The facilities in the North Sea are large and require frequent crew change flight services.  We deploy the majority of our large aircraft in this region.  In addition to our oil and gas helicopter services, we are a civil supplier of search and rescue services to the U.K. Maritime and Coastguard Agency (“MCA”) in the U.K.  We also have an ownership interest in and lease aircraft to our 49% owned Norwegian affiliate, Norsk Helikopter AS (“Norsk”), for use in its North Sea operations (see discussion below).  During fiscal year 2007, our Europe business unit contributed 33% of our gross revenue.

In December 2005, we were informed that we were not awarded the contract extension that would have commenced in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the MCA.  See further discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition — Business Unit Operating Results — Fiscal Year 2007 Compared to Fiscal Year 2006 — Helicopter Services — Europe” included elsewhere in this Annual Report.

The U.K., as do other countries in which we operate, limits foreign ownership of aviation companies.  To comply with these restrictions, we own only 49% of the common stock of Bristow Aviation.  In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their shares of Bristow Aviation common stock (and grants them the right to require us to buy all of their shares).  Under U.K. regulations, to maintain Bristow Aviation’s operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement.  In addition to our equity investment in Bristow Aviation, we own subordinated debt issued by Bristow Aviation.

We own a 49% interest in Norsk, a Norwegian corporation that provides helicopter services in the Norwegian sector of the North Sea. Norsk operates 12 aircraft, 5 of which are leased from us.  Norsk owns 100% of Lufttransport AS, a Norwegian company, and its sister company, Lufttransport AB, a Swedish company, collectively operating 26 aircraft and engaged in providing air ambulance services in Scandinavia.  Norsk and its subsidiaries operate a total of 38 aircraft.

West Africa

As of March 31, 2007, we operated 49 aircraft in West Africa (all of which were operating in Nigeria).  We operate from nine bases in Nigeria with the largest being our bases in Escravos, Warri, Port Harcourt and Lagos, the source of a large majority of Nigeria’s oil and gas production.  Our Nigerian operations are managed out of facilities located in Lagos.  During fiscal year 2007, our West Africa business unit contributed 14% of our gross revenue.

Southeast Asia

We conduct our Southeast Asia operations in Australia and Malaysia.  We have nine bases in Australia, which are located in Western Australia, Victoria, Queensland and the Solomon Islands.  These operations are managed from our facilities in Perth, Western Australia.  As of March 31, 2007, we operated 20 helicopters in our Southeast Asia business unit (16 of which were operating in Australia).  During fiscal year 2007, our Southeast Asia business unit contributed 8% of our gross revenue.

Other International

We conduct our Other International operations in Egypt, India, Kazakhstan, Libya, Mauritania, Russia and Turkmenistan.  As of March 31, 2007, we operated 24 aircraft in our Other International business unit (10 of which were operating in Russia).  During fiscal year 2007, our Other International business unit contributed 5% of our gross revenue.

In Egypt, we operate through our 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators. PAS owns 39 aircraft and leases 2 aircraft from us.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses.  During fiscal year 2007, our EH Centralized Operations business unit contributed 2% of our gross revenue.

Our technical services portion of this business unit provides helicopter repair services from facilities located in Redhill, England, and Aberdeen, Scotland.  While a portion of this work is performed on our own aircraft, some of these services are performed for third parties.

We own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), and FB Leasing Limited (“FBL”) (collectively, the “FB Entities”), U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012. FBS and FBL own and operate a total of 57 aircraft.

Global Training

As discussed above, on April 2, 2007, we acquired all of the common equity of HAI, a leading flight training provider with operations in Titusville, Florida, and Concord, California.  Upon purchase, HAI was renamed Bristow Academy, which, when combined with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment beginning in the first quarter of fiscal year 2008.

We have made the strategic decision to expand our existing training operations based upon the anticipated long-term demand for skilled pilot and aircraft maintenance technician personnel in the rotorwing aviation services business. This view is based upon internal analysis of our existing pilot and aircraft maintenance technician staff compared to requirements to meet growing demand and from public comments made by other participants in the rotorwing aviation services industry (both relating to offshore energy services and other sectors) regarding general shortages in qualified, experienced personnel. We believe that a strategic entry into the ab initio aviation training business provides the Company with both a strategic advantage over competitors and a growing profit opportunity, although we anticipate that Bristow Academy’s gross revenue will represent less than 5% of our consolidated gross revenue.

HAI has been a leading provider of aviation training services for 20 years.  Bristow Academy currently operates 50 helicopters and one fixed wing aircraft and employs 122 people, including 48 flight instructors.  Bristow Academy is the only school approved to provide helicopter flight training to the Commercial Pilot level by both the FAA and the European Joint Aviation Authority. Additionally, Bristow has historically provided continuing education to its own staff of pilots and aircraft maintenance technicians worldwide.

Bristow Academy trains students from around the world to become helicopter pilots. Our ab initio flight training program typically lasts eight to ten months and culminates with a student completing approximately 200 hours of flight instruction, passing written and flight exams and obtaining a commercial pilot license.  Selected graduates can then extend their training by becoming flight instructors in our academy.  With between 500 and 1,000 hours of flight experience, these employees then become qualified for offshore flight operations and have the opportunity to join Bristow’s Helicopter Services operations.  Alternatively, graduates of Bristow Academy may pursue aviation careers in any number of flight services sectors.  Currently, Bristow Academy has approximately 200 students enrolled in ab initio flight training.

Customers and Contracts

The principal customers for our Helicopter Services are national and international oil and gas companies.  During fiscal years 2007, 2006 and 2005, respectively, the Shell Companies accounted for 18%, 10% and 11%, respectively, of our gross revenue.  No other customer accounted for 10% or more of our gross revenue during those periods.  During fiscal year 2007, our top ten customers accounted for 55% of our gross revenue.

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown.  We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration.  Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown.  Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics.  In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold.  Fuel costs in excess of this threshold are generally charged to the customer.  We also derive revenue from reimbursements for third party out of pocket cost such as certain landing and navigation costs, consultant salaries, travel and accommodation costs, and dispatcher charges.  The costs incurred that are rebilled to our customers are presented as reimbursable expense and the related revenue is presented as reimbursable revenue in our consolidated statements of income.

Our helicopter contracts are for varying periods and in certain cases permit the customer to cancel the charter before the end of the contract term.  These contracts provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe and 90 days in West Africa. In North America, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts.  In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years.  At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period.  In other instances, customers solicit new bids at the expiration of a contract.  Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety.  Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the site characteristics and understanding of the cost structure for the operations.

Production Management Services

Overview

We are a leading independent contract operator of oil and gas production facilities in the U.S. Gulf of Mexico.  As of March 31, 2007, we managed or had personnel assigned to 319 production facilities in the U.S. Gulf of Mexico.  Our customers are typically independent oil and gas companies who hire us to monitor and maintain their offshore production facilities and provide other services for certain onshore facilities.  When servicing offshore oil and gas production facilities, our employees normally live on the offshore facility in seven-day rotations.  Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.  Our Production Management Services segment also leases helicopters from, and otherwise utilizes the services of, our Helicopter Services segment.  We also handle regulatory and production reporting for some of our customers.  During fiscal year 2007, our Production Management Services segment contributed 7% of our gross revenue.

The production management business depends primarily on production activity levels in the U.S. offshore energy industry.  Since 90% of our production management costs consist of labor and contracted transportation services, we are able to scale our operations up or down according to market conditions.

Customers and Contracts

Customers of our Production Management Services are primarily independent oil and gas companies that own oil and gas production facilities in the U.S. Gulf of Mexico but outsource production management of their facilities to companies such as our own.  This practice allows these customers to focus on the exploration for and development of additional oil and gas reserves.  During the fiscal years 2007, 2006 and 2005, no single production management customer accounted for more than 10% of our consolidated gross revenue, although one customer did account for 20%, 46% and 38% of our segment gross revenue during fiscal years 2007, 2006 and 2005, respectively.  See discussion of the reduction of the scope of services under our contract with this customer below.  We enter into a master service agreement with each new production management customer.  When work is awarded to us, the pricing agreement included in the bid submission, which details the monthly rates for contract personnel and transportation services as well as hourly rates for services provided outside the scope of the contract, becomes a part of the master service agreement with the customer.  Revenue associated with transportation services and other goods and services provided by third parties is presented as reimbursable revenue as discussed under “Helicopter Services” above.

In September 2006, a significant customer of the Production Management Services segment advised us that the scope of work under our services contract would be substantially reduced beginning in October 2006.  Although we have experienced a decline in revenue from our Production Management Services segment due to the reduction of work under this contract, we expect to replace this business at comparable margins over the next fiscal year.

Competition

The helicopter transportation business is highly competitive throughout the world.  We compete against several providers in almost all of our regions of operation.  We have several significant competitors in the U.S. Gulf of Mexico, two significant competitors in the North Sea and one significant competitor in Nigeria.  We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable working capital, a complex system of onshore and offshore bases, personnel and operating experience.  However, these requirements can be overcome with the appropriate level of customer support and commitment.  In addition, while not the predominant practice, certain of our customers in the offshore energy industry have the capability to perform their own helicopter services on a limited basis should they elect to do so.

Generally, customers charter helicopters on the basis of competitive bidding. In some situations, our customers may renew or extend existing contracts without employing a competitive bid process.  Contracts in our North America business unit are generally renewable on an annual or shorter basis.  For our operations in the North Sea and other international locations, contracts tend to be of longer duration.  While price is a key determinant in the award of a contract to a successful bidder, operational experience, safety, quality and type of equipment, customer relationship and professional reputation are also factors taken into consideration.  Since certain of our customers in the offshore energy industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

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

Safety, Industry Hazards and Insurance

Hazards, such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in the offshore transportation industry and may cause losses of equipment and revenue, and death or injury to personnel.

In fiscal year 2007, we had no accidents resulting in fatalities.  In fiscal year 2006, we had one helicopter accident in the U.S. Gulf of Mexico that resulted in two fatalities.  In fiscal year 2005, we had two helicopter accidents involving fatalities: an accident in Alaska that resulted in one fatality and an accident in the Gulf of Guinea, offshore Nigeria, that resulted in four fatalities.  We maintain insurance with respect to the aircraft involved and related liabilities (which are subject to deductibles) and believe that our insurance coverage will be adequate to cover any claims ultimately paid.  Our accident rates have typically been significantly lower than the industry average.

During the fourth quarter of fiscal year 2007, we launched a global safety campaign to further improve and enhance the Company’s safety. It is called ‘Target Zero’, as our common safety vision is to have zero accidents, zero harm to people, and zero harm to the environment.   In conjunction with this initiative, we completed a global safety culture survey across most of our operations, providing us insight regarding our employees’ views about safety.  Safety leadership workshops commenced in late April 2007.  Through this process, we intend to communicate safety information through our managers and supervisors to every staff member at all levels in all operations.

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

Terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties (including, but not limited to, our operations in Nigeria), may significantly affect our premiums for much of our insurance program.  There is no assurance that in the future we will be able to maintain our existing coverage or that we will not experience substantial increases in premiums, nor is there any assurance that our liability coverage will be adequate to cover all potential claims that may arise.

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

Employees

As of March 31, 2007, we employed 4,159 employees. 3,608 of these employees are employed in our Helicopter Services segment, 528 are employed in our Production Management Services segment and 23 are employed in our corporate office.  We added 122 employees with the April 2007 addition of Bristow Academy.

We employ approximately 300 pilots in our North America business unit who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005.  The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several benefit plans.  We do not believe that these increases place us at a competitive, financial or operational disadvantage.

Additionally, as of March 31, 2007, substantially all of our employees in the U.K., Nigeria and Australia are represented by collective bargaining or union agreements which are ongoing.  With respect to the U.K., these agreements have no specific termination dates.  The collective bargaining agreements in Nigeria renew annually, typically on a retroactive basis.

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K., and we currently expect that labor rates under our existing contracts could increase 4-5% starting in July 2007 through June 2008.  We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

We are also currently involved in the annual contract negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations.  We do not expect these benefit increases to have a material impact on our results of operations.

We are also currently involved in discussions with the pilot’s union in Australia, and we currently expect that the labor rates on our existing contracts could increase 10-14% starting in fiscal year 2008.

Many of the employees of our affiliates are represented by collective bargaining agreements.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.  We believe that our relations with our employees are generally satisfactory.

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

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S..  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2007, approximately 1,820,000 shares of our common stock (“Common Stock”) were held by persons with foreign addresses. These shares represented approximately 7.7% of our total outstanding Common Stock as of March 31, 2007.  Because a substantial portion of our Common Stock and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.

United Kingdom

Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European statutes and regulations. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (“CAA”).  The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92.  This means that the entity that operates under the license must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them.

The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. Accident investigations are carried out by an inspector from the Air Accidents Investigation Branch of the Department for Transport.  The CAA often imposes improved safety standards on the basis of a report of the inspector. Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the U.K. unless such aircraft are approved by the CAA.  Changes in U.K. or European Union statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

Other

Our operations in areas other than the U.S. and the U.K. are subject to local governmental regulations that may limit foreign ownership of aviation companies.  Because of these local regulations, we conduct some of our operations through entities in which local citizens own a majority interest and we hold only a minority interest, or under contracts that provide for us to operate assets for the local companies or to conduct their flight operations.  This includes our operations in Kazakhstan, Russia and Turkmenistan.  Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

Production Management

The Minerals Management Service Bureau of the U.S. Department of the Interior regulates the operations of oil and gas producers in the outer continental shelf of the Gulf of Mexico and, in this respect, exercises jurisdiction over personnel, production facilities and certain technical aspects of our operations.  Additionally, onshore U.S. oil and gas activity is regulated by each individual state’s mineral regulatory authority.

Environmental

All of our operations are subject to laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.  If we fail to comply with these environmental laws and regulations, administrative, civil and criminal penalties may be imposed, and we may become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders.  We may also be subject to civil claims arising out of a pollution event.  These laws and regulations may expose us to strict, joint and several liability for the conduct of or conditions caused by others or for our own acts even though these actions were in compliance with all applicable laws at the time they were performed.  To date, such laws and regulations have not had a material adverse effect on our business, results of operations or financial condition.

Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the offshore energy industry, which in turn could adversely affect us.  The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the effect of such regulation on our operations or on the operations of our customers.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.  We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations.  We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development of discovery of new facts or conditions will not cause us to incur significant costs.  Below is a discussion of the material U.S. environmental laws and regulations that relate to our business.  We believe that we are in substantial compliance with all of these environmental laws and regulations.

Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, and related state laws and regulations, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities, that have been released into the environment.  In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost.  We currently own, lease, or operate properties and facilities that, in some cases, have been used for industrial activities for many years.  Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons was not under our control.  These properties and the substances disposed or released on them may be subject to CERCLA and analogous state statutes.  Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.  These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.  We have been named as a potentially responsible party in connection with certain sites. See Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

In addition, since our operations generate wastes, including some hazardous wastes, we may be subject to the provisions of the Resource, Conservation and Recovery Act, or RCRA, and analogous state laws that limit the approved methods of disposal for some types of hazardous and nonhazardous wastes and require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with their operations.  Some wastes handled by us in our field service activities that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes.  If this were to occur, we would become subject to more rigorous and costly operating and disposal requirements.

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S.  The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the Environmental Protection Agency or applicable state agencies.  Some of our properties and operations require permits for discharges of wastewater and/or stormwater, and we have a system in place for securing and maintaining these permits.  In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in the waters of the U.S.  A responsible party includes the owner or operator of a facility.  The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Some of our operations also result in emissions of regulated air pollutants.  The Federal Clean Air Act and analogous state laws require permits for facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality.  Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.

Our facilities and operations are also governed by laws and regulations relating to worker health and workplace safety, including the Federal Occupational Safety and Health Act, or OSHA.  We believe that appropriate precautions are taken to protect our employees and others from harmful exposure to potentially hazardous materials handled and managed at our facilities, and that we operate in substantial compliance with all OSHA or similar regulations.

Our operations outside of the U.S. are potentially subject to similar foreign governmental controls relating to protection of the environment.  We believe that, to date, our operations outside of the U.S. have been in substantial compliance with existing requirements of these foreign governmental bodies and that such compliance has not had a material adverse effect on our operations.  There is no assurance, however, that future expenditures to maintain compliance will not become material.

Item 1A.   Risk Factors

If you hold our securities or are considering an investment in our securities, you should carefully consider the following risks, together with the other information contained in this Annual Report.

Risks Relating to Our Customers and Contracts

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

•
the worldwide political environment, including the war in Iraq, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or the other geographic areas in which we operate (including, but not limited to, Nigeria), or further acts of terrorism in the U.S. or elsewhere.

The implementation by our customers of cost-saving measures could reduce the demand for our services.

Oil and gas companies are continually seeking to implement measures aimed at greater cost savings.  As part of these measures, these companies are attempting to improve cost efficiencies with respect to helicopter transportation services.  For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore.  In addition, these companies could initiate their own helicopter or other alternative transportation methods.  The continued implementation of these kinds of measures could reduce the demand for helicopter services and have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent upon the level of activity in North America and the North Sea.

In fiscal years 2007, 2006, and 2005 approximately 53%, 53% and 51%, respectively, of our gross revenue was derived from helicopter services provided to customers operating in North America and the North Sea.  The U.S. Gulf of Mexico and the North Sea are mature exploration and production regions that have experienced substantial seismic survey and exploration activity for many years. Hurricanes Katrina and Rita have resulted in, or may result in, the plugging and abandonment of many wells in the U.S. Gulf of Mexico.  Because a large number of oil and gas prospects in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify.  In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico.  If activity in oil and gas exploration, development and production in either North America or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected.  We cannot predict the levels of activity in these areas.

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

We depend on a small number of large offshore energy industry customers for a significant portion of our revenues.

We derive a significant amount of our revenue from a small number of national oil companies and major and independent oil and gas companies.  Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations.  Additionally, a change in policy by national oil companies could adversely affect us.  See Item 1. “Business — Helicopter Services — Customers and Contracts” included elsewhere in this Annual Report.

Our contracts generally can be terminated or downsized by our customers without penalty.

Many of our fixed-term contracts contain provisions permitting early termination by the customer for any reason and generally without penalty, and with limited notice requirements.  For example, in September 2006, a significant customer of the Production Management Services segment advised us that the scope of work under our services contract would be substantially reduced beginning in October 2006.  The effect of the reduction was lost revenues representing 1.0% of consolidated gross revenues for fiscal year 2007.  In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty.  As a result, you should not place undue reliance on our customer contracts or the terms of those contracts.

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

Risks Relating to Our Internal Review and Governmental Investigations

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

We took remedial actions, including correcting underreported payroll taxes, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships.  We also took steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business integrity, and developing and implementing a training program for all employees.  In addition to the disciplinary actions referred to above, we took steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting and legal expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design.  Our compliance program is in full operation, and clear corporate policies have been established and communicated to our relevant personnel.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate.  Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries.  To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time and affect or limit our ability to export our aircraft from such countries.

Although we recorded an accrual of $3.0 million for the expected outcome, we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations.  The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions.  It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements.  As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

In June 2005, one of our subsidiaries received a document subpoena from the DOJ. The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

In connection with this matter, we incurred $1.9 million and $2.6 million in legal and other professional fees in fiscal years 2007 and 2006, respectively, and significant expenditures may continue to be incurred in the future.

Risks Relating to Our Business

Our future growth depends on the level of international oil and gas activity and our ability to operate outside of North America and the North Sea.

Our future growth will depend significantly on our ability to expand into international markets outside of North America and the North Sea.  Expansion of our business depends on our ability to operate in these regions.

Expansion of our business outside of North America and the North Sea may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign sovereigns.

We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate.  If we are unable to continue to operate or retain contracts in operations outside of North America and the North Sea, our future business, financial condition and results of operations may be adversely affected, and our operations outside of North America and the North Sea may not grow.

In order to grow our business, we may require additional capital in the future, which may not be available to us.

Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to execute our growth strategy.  Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms.  If we raise additional funds by issuing equity securities, dilution to the holdings of existing stockholders may result.  If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.  See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Annual Report.

Our operations outside of North America and the North Sea are subject to additional risks.

During fiscal years 2007, 2006 and 2005, approximately 40%, 38% and 40%, respectively, of our gross revenue was attributable to helicopter services provided to oil and gas customers operating outside of North America and the North Sea.  Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

•	political, social and economic instability, including risks of war, general strikes and civil disturbances;

•	physical and economic retribution directed at U.S. companies and personnel;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	the taking of property without fair compensation; and

•	the lack of well-developed legal systems in some countries which could make it difficult for us to enforce our contractual rights.

For example, there has been continuing unrest in Nigeria, where we derived 14% of our gross revenue in fiscal years 2007, 2006 and 2005.  This unrest has adversely affected our results of operations in Nigeria in fiscal year 2007, and any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods.  We cannot predict whether any of these events will continue to occur in the future in Nigeria or occur in the future elsewhere.

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

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling.  In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  The effect of foreign currency translation is reflected in a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense). In the past three fiscal years, our stockholders’ investment has decreased by as much as $20.7 million and increased by as much as $27.1 million, as a result of translation adjustments.  In addition, during this period our results of operations have included foreign currency gains or losses ranging from a loss of $9.8 million to a gain of $5.4 million.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

We operate in countries with foreign exchange controls including Brazil, China, Egypt, India, Kazakhstan, Malaysia, Nigeria, Russia and Turkmenistan.  These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars.  These limitations could adversely affect our ability to access cash from these operations.

See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

We operate in many international areas through entities that we do not control.

We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners.  For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Egypt, Mexico, Norway, and the U.K.  We provide engineering and administrative support to certain of these entities.  We derive significant amounts of lease revenue, service revenue and dividend income from these entities.  In fiscal years 2007, 2006 and 2005, we derived approximately $2.6 million, $2.7 million and $3.4 million, respectively, of dividend income from our unconsolidated affiliates.  More significantly, in fiscal years 2007, 2006 and 2005, we received approximately $56.8 million, $56.2 million and $66.4 million, respectively, of revenues from the provision of aircraft and other services to unconsolidated affiliates, of which approximately $8.6 million, $8.0 million and $9.7 million, respectively, was derived from our former joint venture in a South American country (see discussion of the sale of our ownership interest in this joint venture in March 2007 under Item 1. “Business — South and Central America — Brazil” included elsewhere in this Annual Report).  Because we do not own a majority or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs.  The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest.  If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business and results of operations.

Labor problems could adversely affect us.

Approximately 300 pilots in our North America business unit and substantially all of our employees in the U.K., Nigeria and Australia are represented under collective bargaining or union agreements.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.  In addition, many of the employees of our affiliates are represented by collective bargaining agreements.  Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers.

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K., and we currently expect that labor rates under our existing contracts could increase 4-5% starting in July 2007 through June 2008.  We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

We are also currently involved in the annual contract negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations.

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

We attempt to protect ourselves against these losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, and property and casualty insurance.  Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption.  We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. In addition, future terrorist activity, risks of war, accidents or other events could increase our insurance premiums.  The loss of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.

We are subject to government regulation that limits foreign ownership of aircraft companies.

We are subject to governmental regulation that limits foreign ownership of aircraft companies.  In the U.S., our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. if persons other than citizens of the U.S. should come to own or control more than 25% of our voting interest, if the president of our company is not a U.S. citizen, if two-thirds or more of our directors are not U.S. citizens or if our company is not under the actual control of U.S. citizens.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. In the U.K., we are subject to regulation under English and European statutes and regulations and are required to hold an operating license issued by the CAA in order to operate in the U.K.  To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters Ltd., must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them.  Bristow Helicopters Ltd. is a wholly owned subsidiary of Bristow Aviation.  We own 49% of, and hold certain put/call rights over additional, shares of common stock of Bristow Aviation.  If we were considered to have majority ownership of or control over Bristow Helicopters Ltd., either presently or in the future (including following the exercise of the put/call option), Bristow Helicopters Ltd. could lose its operating license, which would have a material adverse effect on our ability to operate in the U.K.

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

See further discussion in Item 1. “Business — Government Regulation” included elsewhere in this Annual Report.

Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.

Our operations are regulated by governmental agencies in the various jurisdictions in which we operate.  These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities.  Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance.  Other statutes and regulations in these jurisdictions regulate the offshore operations of our customers.  The agencies empowered to enforce these statutes and regulations may suspend, curtail or modify our operations.  A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations.  See further discussion in Item 1. “Business — Government Regulation” and “— Environmental” included elsewhere in this Annual Report.

Our failure to attract and retain qualified personnel could have an adverse affect on us.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success.  For example, many of our customers require pilots with very high levels of flight experience.  The market for these experienced and highly-trained personnel is competitive and may become more competitive.  Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel.  Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. military reserves who have been, or could be, called to active duty.  If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs.  Additionally, our fleet expansion program will require us to retain additional pilots, mechanics and other flight-related personnel.  Finally, as a result of the disclosure and remediation of activities identified in the Internal Review, we may have difficulty attracting and retaining qualified personnel, and we may incur increased expenses.  Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and our growth strategy.

We face substantial competition in the Helicopter Services and Production Management Services segments.

The helicopter business is highly competitive.  Chartering of helicopters is usually done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources.  Factors that affect competition in our industry include price, reliability, safety, professional reputation, availability, equipment and quality of service.

In our North America business unit, we face competition from a number of providers, including one U.S. competitor with a comparable number of helicopters servicing the U.S. Gulf of Mexico.  We have several significant competitors in the U.S. Gulf of Mexico, two significant competitors in the North Sea and one significant competitor in Nigeria.

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

Generally, our operations can be impaired by harsh weather conditions.  Poor visibility, high wind, heavy precipitation and sand storms can affect the operation of helicopters and result in a reduced number of flight hours.  A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed.  Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations.

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

The fall and winter months have fewer hours of daylight, particularly in the North Sea and Alaska.  While some of our aircraft are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea and Alaska is lower during the winter months than the rest of the year.  Anticipation of harsh weather during this period causes many oil companies to limit activity during the winter months.  Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months.  Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.

Environmental regulations and liabilities may increase our costs and adversely affect us.

Our operations are subject to laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes.  The nature of the business of operating and maintaining helicopters requires that we use, store and dispose of materials that are subject to environmental regulation.  Our Production Management Services are also affected by the environmental laws and regulations that restrict the activities of our customers in the offshore oil and gas production industry.  Environmental laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations.  Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations.  We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties.  Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.

For additional information see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

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

A shortfall in availability of aircraft components and parts required for maintenance and repairs of our aircraft and supplier cost increases could adversely affect us.

In connection with the required routine maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of certain key components fitted to our aircraft.  Currently those vendors are working at or near full capacity supporting the aircraft production lines and the maintenance requirements of the aircraft operators who are also operating at near capacity in certain industries, including operators such as us who support the energy industry. These vendors are therefore experiencing backlogs in manufacturing schedules and some parts are in limited supply from time to time.  Lead times for ordering certain critical components are extending into longer time periods, and this could have an adverse impact upon our ability to maintain and repair our aircraft.  Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our operating results.  Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft.  While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results.  Cost increases are passed through to our customers through rate increases where possible, including as a component of contract escalation charges.  However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The number and types of aircraft we operate are described in Item 1. “Business — Helicopter Services” above. In addition, we lease the significant properties listed below for use in our operations.

•
Approximately 21.5 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in fiscal year 2029 (with options to extend through 2069).  We have constructed on that site office, training, parts facilities and helicopter maintenance facilities comprising about 120,000 square feet of floor space, which is used by our Western Hemisphere operations (primarily our North America business unit).  The property has access to the airport facilities, as well as to a major highway.  In January 2007, we commenced building a new administration building at this location, which we expect to be completed by the end of fiscal year 2008 and will increase such facilities by 35,000 square feet of floor space.

•	Approximately 77,000 square feet of facilities at Redhill Aerodrome near London, England, including office and workshop space under a lease expiring in 2075.

•
A helicopter terminal, offices and hangar facilities totaling approximately 138,000 square feet located on approximately 15 acres of property at Aberdeen Airport, Scotland, under a lease expiring in 2013 with an option to extend to 2023.  We also maintain additional hangar and office facilities at Aberdeen Airport under a lease expiring in 2030.

•	Approximately 17,800 square feet of office space in a building in Houston, Texas, under a lease expiring in 2011, which we use as our headquarters and for our Production Management Services business.

In addition to these facilities, we lease various office and operating facilities worldwide, including facilities along the U.S. Gulf of Mexico which support our North America Helicopter Services operations and numerous residential locations near our operating bases in the U.K., Australia, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation.  These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

In conjunction with the purchase of HAI in April 2007, we have added multiple properties in Titusville, Florida, totaling approximately 40,000 square feet, including a flight operations base and maintenance hangar (under a lease expiring in 2020, with options to extend for two additional five-year periods), an office building (under a lease expiring in 2028), an administration and classroom building (under a lease expiring in 2015, with an option to extend to 2020) and a main academic building (under a lease expiring in November 2007), approximately 500 acres of agricultural land used for practice landings (under a month-to-month lease), and approximately 35 acres of other land in Brevard County, Florida, which we own.  Additionally, we have added an office, hangar and aircraft parking facilities in Concord, California, totaling approximately 4,500 square feet (under a lease expiring in 2011).

Additional information about our properties can be found in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”).  A detail of our long-lived assets by geographic area as of March 31, 2007 and 2006 can be found in Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate.  Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries.  To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time and affect or limit our ability to export our aircraft from such countries.

Although we recorded an accrual of $3.0 million for the expected outcome, we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations.  The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements.  As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

As we continue to respond to the SEC investigation and other governmental authorities and take other actions relating to improper activities that have been identified in connection with the Internal Review, there can be no assurance that restatements, in addition to those reflected in our for fiscal year 2005 Annual Report, will not be required or that our historical financial statements included in this Annual Report will not change or require further amendment.  In addition, as we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures.  As a result, new issues may be identified that may impact our financial statements and the scope of the restatements described above and lead us to take other remedial actions or otherwise adversely impact us.

In addition, we face legal actions relating to remedial actions which we have taken as a result of the Internal Review, and may face further legal action of this type in the future.  In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We have responded to this claim and are continuing to investigate this matter.

Document Subpoena from U.S. Department of Justice

In June 2005, one of our subsidiaries received a document subpoena from the DOJ. The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

In connection with this matter, we incurred $1.9 million and $2.6 million in legal and other professional fees in fiscal years 2007 and 2006, respectively, and significant expenditures may continue to be incurred in the future.

Environmental Contingencies

The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under CERCLA, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas, in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana, in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California, in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999, and the site was removed from the National Priorities List in July 2001.  The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but we have not yet received this settlement proposal.  Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Other Matters

Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible.  We are a defendant in certain claims and litigation arising out of operations in the normal course of business.  In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the NYSE under the symbol “BRS.”  Prior to becoming listed on the NYSE in 2003, our Common Stock had been quoted on the NASDAQ National Market system since 1984.

The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2007		2006
	High	Low	High	Low
First Quarter	$38.37	$33.62	$34.93	$27.78
Second Quarter	38.52	32.21	37.00	32.10
Third Quarter	36.84	32.11	36.86	29.17
Fourth Quarter	38.45	33.51	36.50	27.67

On May 15, 2007, the last reported sale price of our Common Stock on the NYSE was $41.41 per share.  As of May 15, 2007, there were 664 holders of record of our Common Stock.

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

In addition, the terms of our Senior Notes and Credit Facilities restrict our payment of cash dividends and other distributions to stockholders.  For descriptions of our Senior Notes and Credit Facilities, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements — Debt Obligations,” and Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Please refer to Item 12 of this Annual Report for information concerning securities authorized under our equity compensation plans.

Item 6.  Selected Financial Data

The following table contains our selected historical consolidated financial data.  You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” that are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2007(1)	2006(1)	2005(1)	2004(1)(2)(3)	2003
	(In thousands, except per share data)

Statement of Income Data: (4) (5)
Gross revenue	$897,861	$768,940	$673,646	$617,001	$601,550
Net income	74,172	57,809	51,560	49,825	40,404
Earnings per common share: (4)
Basic	2.87	2.48	2.24	2.21	1.80
Diluted	2.74	2.45	2.21	2.15	1.67
Preferred dividends declared per common share	0.26	—	—	—	—

	March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data: (5)
Total assets	$1,505,803	$1,176,413	$1,149,576	$1,046,8281	$906,031
Long-term debt, including current maturities	259,082	265,296	262,080	255,534	232,818
_________

(1)
Effective July 1, 2003, we changed the useful lives of certain of our aircraft to 15 years from a range of seven to ten years.  The effect of this change for fiscal years 2007, 2006, 2005 and 2004 was a reduction in depreciation expense (after tax) of $2.4 million, $2.9 million, $2.9 million and $2.3 million, respectively.

(2)	Results for fiscal year 2004 include $21.7 million ($15.7 million, net of tax) of curtailment gain relating to the pension plan.

(3)	Results for fiscal year 2004 include $6.2 million in loss on extinguishment of debt related to notes redeemed in that fiscal year.

(4)
See a presentation of other items affecting the comparability of results for fiscal years 2007, 2006 and 2005 included in the table presented under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results” included elsewhere in this Annual Report.

(5)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Aviashelf (July 2004) and Pan African Airlines (Nigeria) Ltd. (July 2002).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2007, 2006 and 2005, and the related notes thereto, all of which are included elsewhere in this Annual Report.

Executive Overview

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance.  It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item bearing on our financial condition and operating performance.

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated.  We are one of two helicopter service providers to the offshore energy industry with global operations.  We have major operations in the U.S. Gulf of Mexico and the North Sea, and operations in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Mexico, Nigeria, Russia and Trinidad.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in two segments:  Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions:

•	Western Hemisphere

−	North America

−	South and Central America

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	EH Centralized Operations

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of March 31, 2007, we operated 345 aircraft (including 319 aircraft owned, 18 leased aircraft and 8 aircraft operated for one of our customers; 12 of the owned aircraft are held for sale) and our unconsolidated affiliates operated an additional 143 aircraft in addition to those aircraft leased from us.  In fiscal year 2007, our Helicopter Services segment contributed approximately 93% of our gross revenue.

On April 2, 2007, we acquired all of the common equity of HAI, a leading flight training provider with operations located in Titusville, Florida, and Concord, California, for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy, which, with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment beginning in the first quarter of fiscal year 2008.  Bristow Academy operates 51 aircraft (including 38 owned and 13 leased aircraft) and employs 122 people, including 48 flight instructors and is the only school approved to provide helicopter flight training to the Commercial Pilot level both by the FAA and the European Joint Aviation Authority.  The Global Training division will support, coordinate, standardize, and in the case of the Bristow Academy schools, directly manage all flight and maintenance training activities within the Helicopter Services segment.

We are also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico.  Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.  In connection with these activities, our Production Management Services segment uses our helicopter services.  We also handle regulatory and production reporting for some of our customers.  As of March 31, 2007, we managed or had personnel assigned to 319 production facilities in the U.S. Gulf of Mexico.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of March 31, 2007; (2) the number of helicopters which we had on order or under option as of March 31, 2007; and (3) the percentage of gross revenues which each of our segments and business units provided during fiscal year 2007.  For additional information regarding our commitments and options to acquire aircraft, see “— Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Annual Report.

	Aircraft in Fleet					Percentage of Fiscal Year 2007 Revenues
	Helicopters
	Small	Medium	Large	Fixed Wing	Total
Helicopter Services
North America	137	27	4	1	169	25%
South and Central America	2	33	1	—	36	6%
Europe	1	9	37	—	47	33%
West Africa	12	28	2	7	49	14%
Southeast Asia	3	8	9	—	20	8%
Other International	—	11	10	3	24	5%
EH Centralized Operations	—	—	—	—	—	2%
Production Management	—	—	—	—	—	7%
Total	155	116	63	11	345	100%
Aircraft not currently in fleet:
On order	2	15	14	—	31
Under option	—	30	22	—	52

We expect that the additional aircraft on order and any aircraft we acquire pursuant to options will generally be deployed evenly across our global business units, but with a bias towards those units where we expect higher growth, such as our Other International and Southeast Asia units.

The following chart presents an analysis of our aircraft orders and options during the last three fiscal years:

	Three Months Ended
	June 30, 2006		September 30, 2006		December 31, 2006		March 31, 2007
	Orders	Options	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	53	37	51	37	47	37	42	35
Aircraft delivered	(2)	—	(4)	—	(10)	—	(9)	—
Aircraft ordered	—	—	—	—	8	(5)	7	(4)
New options	—	—	—	—	—	—	—	18
Orders converted to options	—	—	—	—	(3)	3	(9)	9
Expired options	—	—	—	—	—	—	—	(6)
End of quarter	51	37	47	37	42	35	31	52

Our operating revenue depends on the demand for our services and the pricing terms of our contracts.  We measure the demand for our helicopter services in flight hours.  Demand for our services depends on the level of worldwide offshore oil and gas exploration, development and production activities.  We believe that our customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas.  Exploration and development activities generally use medium-size and larger aircraft on which we typically earn higher margins.  We believe that production-related activities are less sensitive to variances in commodity prices, and accordingly, provide more stable activity levels and revenue streams.  We estimate that a majority of our operating revenue from Helicopter Services is related to the production activities of the oil and gas companies.

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

Our helicopter contracts generally provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe and 90 days in West Africa.  In North America, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts.  In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years.  At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period. In other instances, customers solicit new bids at the expiration of a contract.  Contracts are generally awarded based on a number of factors, including price, quality of service, equipment and record of safety.  Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the site characteristics and understanding of the cost structure for the operations.

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

•
Grow our business internationally.  We plan to grow our business in most of the markets in which we operate.  We expect this growth to be particularly strong in international markets outside our three largest markets (U.S. Gulf of Mexico, North Sea and Nigeria), which represented 65% of our fiscal year 2007 revenues.  Although we have a footprint in most major oil and gas producing regions of the world, we have the opportunity to expand and deepen our presence in many of these markets, for example Southeast Asia.  We anticipate this growth to result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions.  Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.6 million capital through the sale of equity securities in the offering of Preferred Stock completed in September and October 2006.  As of March 31, 2007, we had commitments to purchase 14 large, 15 medium and 2 small aircraft and options to purchase an additional 22 large aircraft and an additional 30 medium aircraft.  Depending on market conditions, we may exercise these options to purchase aircraft or elect to expand our business through acquisition, including acquisitions under consideration or negotiation.  These strategic decisions would require us to access additional sources of capital. Our decision to use equity, debt or a combination of the two would depend on our financial position and market conditions at that time, but we currently expect to use debt financing.

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

Overview of Operating Results

The following table presents our operating results and other income statement information for the applicable periods:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Gross revenue:
Operating revenue	$801,914	$688,719	$608,922
Reimbursable revenue	95,947	80,221	64,724
Total gross revenue	897,861	768,940	673,646
Operating expense:
Direct cost	586,506	512,518	454,836
Reimbursable expense	94,685	78,525	63,303
Depreciation and amortization	42,643	42,256	40,693
General and administrative	69,342	61,948	45,245
Gain on disposal of assets	(10,618)	(102)	(8,039)
Total operating expense	782,558	695,145	596,038
Operating income	115,303	73,795	77,608
Earnings from unconsolidated affiliates, net of losses	11,423	6,758	9,600
Interest expense, net	(1,990)	(10,530)	(12,477)
Other income (expense), net	(8,998)	4,612	(1,126)
Income before provision for income taxes and minority interest	115,738	74,635	73,605
Provision for income taxes	(40,366)	(16,607)	(21,835)
Minority interest	(1,200)	(219)	(210)
Net income	$74,172	$57,809	$51,560

The following table presents the impact on pre-tax earnings, net income and diluted earnings per share of certain items related to corporate activities that affect the comparability of our results from the applicable prior year periods:

	Fiscal Year Ended March 31,
	2007			2006			2005
	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Investigations:
SEC (1)	$(3,109)	$(2,021)	$(0.07)	$(10,492)	$(6,820)	$(0.29)	$(2,155)	$(1,401)	$(0.06)
DOJ (1)	(1,923)	(1,250)	(0.05)	(2,583)	(1,679)	(0.07)	—	—	—
Acquisitions and divestitures:
Brazilian joint venture (2) (3)	2,450	1,593	0.06	(1,040)	(676)	(0.03)	—	—	—
Expense of previously deferred acquisition costs (2)	(1,889)	(1,228)	(0.05)	—	—	—	—	—	—
Turbo asset sale (4)	120	(2,424)	(0.09)	—	—	—	—	—	—
Resolution of tax contingencies (5)	—	3,413	0.13	—	11,400	0.48	—	3,700	0.16
Foreign currency transaction gains (losses) (2)	(9,763)	(6,346)	(0.23)	5,404	3,513	0.15	(1,339)	(870)	(0.04)
Preferred Stock (6)	4,288	2,787	(0.30)	—	—	—	—	—	—
Total	$(9,826)	$(5,476)	$(0.60)	$(8,711)	$5,738	$0.24	$(3,494)	$1,429	$0.06
_________

(1)	Included in general & administrative costs in our consolidated statements of income.

(2)	Included in other income (expense), net in our consolidated statements of income.

(3)
Represents a gain recognized upon the sale of our 50% interest in a Brazilian joint venture during fiscal year 2007 and an impairment charge recorded during fiscal year 2006 to reduce the recorded value of this investment, as we expected at that time that our investment would not be recoverable.

(4)	Included in gain on disposal of assets in our consolidated statements of income. $2.5 million is included as a direct increase in our provision for income taxes (see Note 2).

(5)	Represents a direct reduction in our provision for income taxes in our consolidated statements of income.

(6)
Represents the impact on diluted earnings per share of the inclusion of weighted average shares resulting from the assumed conversion of Preferred Stock, partially offset by interest income earned on cash balances generated through the Preferred Stock offering in September and October 2006.  See Note 9 for a further discussion of the Preferred Stock offering.

Fiscal Year 2007 Compared to Fiscal Year 2006

Our gross revenue increased to $897.9 million for fiscal year 2007 from $768.9 million for fiscal year 2006, an increase of 16.8%.  The increase in gross revenue relates to an increase in gross revenue for our Helicopter Services segment, with improvements in revenue across all of our business units, most significantly for North America (primarily resulting from increases in rates for certain contracts and an increase in utilization of our small aircraft in this market), Europe (primarily resulting from aircraft added to the market during fiscal year 2006) and West Africa (primarily resulting from an increase in rates under certain contracts and three new contracts).  The increase in gross revenue was also attributable to an increase in out-of-pocket expenses rebilled to our customers (reimbursable revenue) of $15.7 million.  Our operating expense increased to $782.6 million for fiscal year 2007 from $695.1 million for fiscal year 2006, an increase of 12.6%.  Operating expense increased as a result of the increase in operating activity and the increase in out-of-pocket expense associated with reimbursable revenue, but also as a result of a higher level of maintenance activity on our aircraft and compensation costs driven by higher labor rates and additional personnel.  These additional operating expense items resulted in a decline in operating income for our North America business unit and a decline in operating margin for our North America and Europe business units.  However, improved margins for most of our other business units and significant gains on asset dispositions in fiscal year 2007 (compared to only a small gain on asset dispositions in fiscal year 2006) resulted in increases in our operating income and operating margin for fiscal year 2007 to $115.3 million and 12.8%, respectively, compared to $73.8 million and 9.6%, respectively, for fiscal year 2006.

Net income for the fiscal year 2007 of $74.2 million represents a $16.4 million increase from fiscal year 2006.  This increase in net income was driven by the increase in operating income discussed above, increased earnings from unconsolidated affiliates, an increase in interest income and a decrease in interest expense, which was partially offset by foreign exchange losses of $9.8 million in fiscal year 2007 compared to foreign exchange gains of $5.4 million in fiscal year 2006, and an increase in the provision for income taxes due to the additional tax expense related to the Turbo Engines, Inc. (“Turbo”) asset sale (See “— Business Unit Operating Results — Fiscal Year 2007 Compared to Fiscal Year 2006 — Helicopter Services — North America” below), the increase in income during fiscal year 2007 and from an increase in the overall effective tax rate.

Fiscal Year 2006 Compared to Fiscal Year 2005

Our gross revenue increased to $768.9 million for fiscal year 2006 from $673.6 million for fiscal year 2005, an increase of 14.1%.  The increase in gross revenue was noted in both our Helicopter Services segment and our Production Management Services segment.  Helicopter Services contributed to most of the increase with improvements for North America (resulting from an increase in flight hours and rates) and improvements in Europe (resulting from higher rates and new contracts).  Our operating expenses for fiscal year 2006 increased to $695.1 million from $596.0 million for fiscal year 2005, an increase of 16.6%.  The increase was primarily a result of higher costs associated with higher activity levels, higher labor costs, higher fuel rates (which are generally recovered from our customers) and higher professional fees related to the SEC and DOJ investigations.  In addition, we had a gain on disposal of assets of $0.1 million for fiscal year 2006 compared to a gain on disposal of assets of $8.0 million for fiscal year 2005.  As a result of the higher professional fees and lower gains on disposals of assets, our operating income and operating margin for fiscal year 2006 decreased to $73.8 million and 9.6%, respectively, compared to $77.6 million and 11.5%, respectively, for fiscal year 2005.

Net income for fiscal year 2006 of $57.8 million represents a $6.2 million increase from fiscal year 2005.  This increase primarily resulted from the decrease in the overall effective tax rate from 29.7% to 22.3%, primarily due to the resolution of tax contingencies in fiscal year 2006 and foreign exchange gains of $5.4 million in fiscal year 2006 compared to foreign exchange losses of $1.3 million in fiscal year 2005.

Business Unit Operating Results

The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the seven business units comprising our Helicopter Services segment.

Beginning with this Annual Report, we have made changes to the manner in which intercompany lease charges and depreciation are presented within our segments.  Intercompany lease revenues and expenses have been eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.  Intercompany lease revenue was previously included in gross revenue for the segment leasing the aircraft to other segments with the related lease and operating expenses being included in the segment operating the aircraft during the period.  Also, depreciation expense associated with aircraft was previously included within operating expense of the segment leasing the aircraft to other segments versus the segment operating the aircraft.  Amounts presented for prior fiscal years have been reclassified herein to conform to current period presentation.

	Fiscal Year Ended March 31,
	2007	2006	2005
Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America (1)	152,803	150,240	124,386
South and Central America	38,417	38,469	42,351
Europe	42,377	38,648	34,121
West Africa	36,124	34,185	31,918
Southeast Asia	12,668	12,119	11,547
Other International	9,318	6,711	3,389
Consolidated total	291,707	280,372	247,712

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Gross revenue: (2)
Helicopter Services:
North America	$239,978	$216,482	$168,482
South and Central America	52,820	42,869	52,598
Europe	297,934	245,294	223,837
West Africa	131,141	107,411	94,433
Southeast Asia	73,404	61,168	53,023
Other International	46,005	35,339	21,344
EH Centralized Operations	13,896	10,749	14,860
Intrasegment eliminations	(12,058)	(10,104)	(7,624)
Total Helicopter Services (3)	843,120	709,208	620,953
Production Management Services (4)	64,814	68,170	58,982
Corporate	475	693	1,684
Intersegment eliminations	(10,548)	(9,131)	(7,973)
Consolidated total	$897,861	$768,940	$673,646

See notes beginning on following page.

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands, except percentages)
Operating expense: (2) (5)
Helicopter Services:
North America	$210,768	$185,765	$149,110
South and Central America	36,995	36,207	38,245
Europe	245,115	196,602	177,914
West Africa	112,343	95,430	81,913
Southeast Asia	60,034	51,317	42,732
Other International	36,696	26,277	21,450
EH Centralized Operations	27,476	35,761	41,448
Intrasegment eliminations	(12,058)	(10,104)	(7,624)
Total Helicopter Services	717,369	617,255	545,188
Production Management Services	60,642	62,843	55,075
Gain on disposal of assets	(10,618)	(102)	(8,039)
Corporate (6)	25,713	24,280	11,787
Intersegment eliminations	(10,548)	(9,131)	(7,973)
Consolidated total	$782,558	$695,145	$596,038

Operating income: (2)
Helicopter Services:
North America	$29,210	$30,717	$19,372
South and Central America	15,825	6,662	14,353
Europe	52,819	48,692	45,923
West Africa	18,798	11,981	12,520
Southeast Asia	13,370	9,851	10,291
Other International	9,309	9,062	(106)
EH Centralized Operations	(13,580)	(25,012)	(26,588)
Total Helicopter Services	125,751	91,953	75,765
Production Management Services	4,172	5,327	3,907
Gain on disposal of assets	10,618	102	8,039
Corporate (6)	(25,238)	(23,587)	(10,103)
Consolidated operating income	115,303	73,795	77,608
Earnings from unconsolidated affiliates	11,423	6,758	9,600
Interest income	8,950	4,159	3,188
Interest expense	(10,940)	(14,689)	(15,665)
Other income (expense), net (7)	(8,998)	4,612	(1,126)
Income before provision for income taxes and minority interest	115,738	74,635	73,605
Provision for income taxes (8)	(40,366)	(16,607)	(21,835)
Minority interest	(1,200)	(219)	(210)
Net income	$74,172	$57,809	$51,560

Operating margin: (2) (9)
Helicopter Services:
North America	12.2%	14.2%	11.5%
South and Central America	30.0%	15.5%	27.3%
Europe	17.7%	19.9%	20.5%
West Africa	14.3%	11.2%	13.3%
Southeast Asia	18.2%	16.1%	19.4%
Other International	20.2%	25.6%	(0.5)%
Total Helicopter Services	14.9%	13.0%	12.2%
Production Management Services	6.4%	7.8%	6.6%
Consolidated total	12.8%	9.6%	11.5%
_________

(1)
Our presentation of flight hours for North America has been changed from reports for fiscal years 2006 and 2005 to reflect total flight hours, which is consistent with the presentation of flight hours for our other business units.  North America flight hours in those prior reports reflected only billed hours.

(2)
See discussion of changes in the manner in which intercompany lease charges and depreciation are presented within our segments in Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)	Includes reimbursable revenue of $86.2 million, $62.9 million and $53.6 million for fiscal years 2007, 2006, and 2005, respectively.

(4)	Includes reimbursable revenue of $9.7 million, $17.3 million and $11.1 million for fiscal years 2007, 2006, and 2005, respectively.

(5)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Helicopter Services:
North America	$11,553	$12,436	$11,460
South and Central America	3,891	3,661	4,281
Europe	11,671	10,803	11,028
West Africa	6,601	5,741	5,049
Southeast Asia	3,497	3,681	3,198
Other International	3,511	3,031	2,607
EH Centralized Operations	1,510	2,612	2,768
Total Helicopter Services	42,234	41,965	40,391
Production Management Services	184	196	194
Corporate	225	95	108
Consolidated total	$42,643	$42,256	$40,693

(6)	Includes professional fees in connection with the Internal Review of $3.1 million, $10.5 million and $2.2 million for fiscal years 2007, 2006 and 2005, respectively.

(7)	Includes foreign currency transaction losses of $9.8 million and $1.3 million for fiscal years 2007 and 2005, respectively, and foreign currency transaction gains of $5.4 million for fiscal year 2006.

(8)
Includes $2.5 million in additional tax expense during the fiscal year 2007 recorded as a result of the sale of the assets of Turbo in December 2006 (See “Fiscal Year 2007 Compared to Fiscal Year 2006 — Helicopter Services — North America” below).

(9)	Operating margin is calculated as gross revenue less operating expense divided by gross revenue.

Fiscal Year 2007 Compared to Fiscal Year 2006

Set forth below is a discussion of the results of operations of our segments and business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $843.1 million for fiscal year 2007 from $709.2 million for fiscal year 2006, an increase of 18.9%, and operating expense increased to $717.4 million for fiscal year 2007 from $617.3 million for fiscal year 2006, an increase of 16.2%.  This resulted in an operating margin of 14.9% for fiscal year 2007 compared to 13.0% for fiscal year 2006.  Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America increased to $240.0 million for fiscal year 2007 from $216.5 million for fiscal year 2006, and flight activity increased by 1.7%.  This increase in gross revenue is due to a rate increase in May 2005 of 8% (which was phased in during fiscal year 2006), an additional 10% rate increase for certain contracts (which was phased in beginning in March 2006), and an increase in the number of aircraft on month-to-month contracts for fiscal year 2007.  Although less of an impact in fiscal year 2007, another 8-10% increase became effective in March 2007, which will be phased in during fiscal year 2008.

Operating expense for North America increased to $210.8 million for fiscal year 2007 from $185.8 million for fiscal year 2006.  The increase was primarily due to increased maintenance expense (largely associated with the complete refurbishment of several aircraft in fiscal year 2007), higher labor costs associated with the increase in flight activity and from the adoption of the new equity compensation accounting standard in fiscal year 2007, and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon (which we are generally able to recover from our customers).  Our operating margin for North America decreased to 12.2% for fiscal year 2007 from 14.2% for fiscal year 2006 primarily due to the increase in maintenance and labor costs, and a high level of utilization of aircraft under contracts opposed to ad hoc work (which earns higher margins).

As discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, on November 30, 2006, we completed a sale of certain of the assets of our aircraft engine overhaul business, Turbo, to Timken Alcor Aerospace Technologies, Inc. (“Timken”) for approximately $14.6 million ($13.2 million of which was received in cash upon closing of the transaction and $1.0 million of which was received in cash in March 2007), including estimated post-closing adjustments.  Turbo represented 0.9% of our consolidated gross revenue for fiscal year 2007.

South and Central America

Gross revenue for South and Central America increased to $52.8 million for fiscal year 2007 from $42.9 million for fiscal year 2006, primarily due to higher revenue recognized in fiscal year 2007 upon receipt of cash from our joint venture in Mexico and an increase in the number of aircraft operating in Trinidad over fiscal year 2006.  In Mexico, a contract with PEMEX concluded in February 2005.  As a result, our 49% owned unconsolidated affiliate, HC, experienced difficulties during fiscal year 2006 in meeting its obligation to make lease rental payments to us and to another one of our unconsolidated affiliates, RLR.  As a result of uncertainties as to collectibility, lease revenues from HC are recognized as they are collected.  As of March 31, 2007, $0.7 million of revenues billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.8 million for revenues billed but not collected from HC.  During fiscal year 2007, we recognized revenue of $1.8 million upon receipt of payment from HC for amounts billed in fiscal year 2006 and recorded equity earnings from RLR of $2.3 million related to the receipt of payment by RLR from HC for amounts billed in fiscal year 2006.

Operating expense for South and Central America increased to $37.0 million for fiscal year 2007 from $36.2 million for fiscal year 2006, primarily due to operating expense increases in Trinidad as a result of additional aircraft in that market, which was almost fully offset by lower operating expense in other markets.  The largest of these decreases was noted in Mexico, where overall flight activity has declined due to the conclusion of the PEMEX contract in February 2005.  As a result of the increase in gross revenue while operating expense was substantially unchanged, the operating margin for this business unit increased significantly to 30.0% for fiscal year 2007 from 15.5% for fiscal year 2006.

Since the conclusion of the PEMEX contract in February 2005, we took several actions to improve the financial condition and profitability of HC, including relocating several aircraft to other markets, restructuring our profit sharing arrangement with our partner, and completing a recapitalization of Heliservicio on August 19, 2005.  In June 2006, Heliservicio began providing and operating three medium helicopters in support of PEMEX’s oil and gas operations under a two-year contract.  We will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.

In March 2007, we sold our ownership interest in a joint venture that operates in Brazil to our partners in the joint venture, resulting in a pre-tax gain of approximately $2.5 million.  We anticipate that once our existing agreements expire that we will evaluate the alternatives for these aircraft, which include leasing to other customers in Brazil, selling or relocating the aircraft.  Therefore, we expect to experience a substantial reduction in business activity in Brazil in future periods.

Europe

Gross revenue for Europe increased to $297.9 million for fiscal year 2007 from $245.3 million for fiscal year 2006.  The $52.6 million increase in gross revenue for Europe includes a $17.5 million increase relating to foreign exchange effects for fiscal year 2007.  Excluding this effect, the increase in gross revenue primarily relates to a 9.6% increase in flight activity and an $18.0 million increase in out-of-pocket expenses rebilled to our customers.  The majority of the increase in flight hours relates to new contracts within the North Sea and an increase in our utilization per airframe.

Operating expense for Europe increased to $245.1 million for fiscal year 2007 from $196.6 million for fiscal year 2006.  The $48.5 million increase in operating expense for Europe includes a $14.4 million increase relating to foreign exchange effects for fiscal year 2007.  Excluding this effect, the increase in operating expense primarily relates to an increase in activity in the North Sea, increased maintenance costs, higher fuel rates, the impact of additions in personnel and salary increases, and the increase in out-of-pocket expenses rebilled to our customers in fiscal year 2007 compared to fiscal year 2006.  We are generally able to recover fuel cost increases from our customers.  As a result of the increases in maintenance costs and salaries and a higher level of utilization of aircraft under contracts opposed to ad hoc work (which earns higher margins), operating margin for Europe decreased to 17.7% for fiscal year 2007 from 19.9% for fiscal year 2006.

We are currently involved in negotiations with unions representing our pilots and engineers in this market and we currently expect that labor rates under our existing contracts could increase 4-5% starting in July 2007 through June 2008.  We expect to be able to pass these costs on to our customers through rate increases as customer contracts come up for renewal.

In October 2006, we were awarded an amendment and extension of our existing contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both east and west of the Shetland Islands.  The amendment extends the contract until June 2010 and calls for the provision of five new Sikorsky S-92 helicopters to be delivered in the second and third quarters of fiscal year 2008 to replace the six AS332L Super Puma helicopters currently under contract, which we intend to re-deploy to other markets.  In December 2006, the provision for a sixth Sikorsky S-92 was confirmed and a related aircraft option was exercised.

In December 2005, we were informed that we were not awarded the contract extension that would have commenced in mid-2007 to provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the MCA.  The MCA has the option to extend our agreement through July 2009.  We expect that the transition of work will take place, one base at a time, over a period of at least one year starting from July 2008.  At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers, trade the aircraft in as partial consideration towards the purchase of new aircraft or sell the aircraft.  In fiscal years 2007 and 2006, we had $32.7 million and $27.3 million, respectively, in operating revenues associated with this contract.  In July 2006, we entered into a partnership with FBH and a third party, Serco Limited, through which we will seek to obtain the future U.K.-wide search and rescue contract, including the provision of a significant number of aircraft, anticipated to start in 2012.

West Africa

Gross revenue for West Africa increased to $131.1 million for fiscal year 2007 from $107.4 million for fiscal year 2006, primarily as a result of a 5.7% increase in flight activity in Nigeria from fiscal year 2006 (resulting from the addition of three new contracts in fiscal year 2007), an increase in rates under our contract with a major customer in Nigeria (beginning October 1, 2006), increases in certain of our standard monthly rates for other contracts, and a $3.5 million increase in out-of-pocket expenses rebilled to our customers.

Operating expense for West Africa increased to $112.4 million for fiscal year 2007 from $95.4 million in fiscal year 2006.  The increase was primarily a result of higher salary expense and maintenance costs associated with the increase in activity, increases in freight charges on spare parts, higher travel and security costs, increased valve-added tax expense and the increase in out-of-pocket expenses rebilled to our customers.  We are currently involved in negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations.  We do not expect these benefit increases to have a material impact on our results of operations.  Operating margin for West Africa increased to 14.3% for fiscal year 2007 from 11.2% for fiscal year 2006 as a result of the increase in gross revenue.

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

In the second quarter of fiscal year 2007, we commenced a reorganization of our Nigerian operations, including increased security, consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities.  This reorganization as well as periodic disruption to our operations related to civil unrest and violence have made and are expected to continue to make our operating results from Nigeria unpredictable through at least the end of calendar year 2007.

Southeast Asia

Gross revenue for Southeast Asia increased to $73.4 million for fiscal year 2007 from $61.2 million for fiscal year 2006, primarily due to higher revenue in Australia.  Australia’s flight activity and revenue increased 20.7% and 27.3%, respectively, from fiscal year 2006, primarily due to the utilization of an additional large aircraft, increases in certain rates and the billing of contract escalations.

Operating expense increased to $60.0 million for fiscal year 2007 from $51.3 million for fiscal year 2006 primarily as a result of an increase in salary, maintenance and fuel costs related to the increase in activity compared to fiscal year 2006.  As a result of higher gross revenue during fiscal year 2007, operating margin increased to 18.2% for fiscal year 2007 from 16.1% for fiscal year 2006.  We are currently involved in discussions with the pilot’s union in Australia, and we currently expect that the labor rates on our existing contracts could increase 10-14% starting in fiscal year 2008.

Other International

Gross revenue for Other International increased to $46.0 million for fiscal year 2007 from $35.3 million for fiscal year 2006, primarily due to an increase in flight activity in Russia, the billing of escalation charges on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue), the commencement of flight operations in Kenya, and additional revenue in Egypt resulting from an additional large aircraft leased to our unconsolidated affiliate in that country, which commenced in December 2005.

Operating expense increased to $36.7 million for fiscal year 2007 from $26.3 million for fiscal year 2006.  The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity discussed above and increased general and administrative costs associated with higher salaries, travel expenses, and overhead cost allocations.  As a result of the increase in general and administrative costs discussed above, our operating margin for Other International decreased to 20.2% for fiscal year 2007 from 25.6% for fiscal year 2006.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses.  Operating expense reflects costs associated with other non-flight services net of the related charge to the other Eastern Hemisphere business units.

Gross revenue for EH Centralized Operations increased to $13.9 million for fiscal year 2007 from $10.7 million for fiscal year 2006 as a result of increased parts sales, increased intercompany charges to other business units for overhead costs and increased out-of-pocket costs rebilled to our customers in fiscal year 2007 compared to fiscal year 2006.

 Operating expense decreased to $27.5 million for fiscal year 2007 from $35.8 million for fiscal year 2006, primarily due to lower unrecovered maintenance costs, higher maintenance costs in fiscal year 2006 for a large aircraft that was being prepared for deployment to Malaysia and lower professional fees incurred in fiscal year 2007, partially offset by increased salaries for additional personnel and increased costs of materials.

In March 2007, an unconsolidated affiliate of ours, FBH, was awarded a £9 million extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.  Under the contract, FBH provides four highly modified Civil Owned Military Registered Bell 412EP helicopters together with associated engineering and logistics support.

Production Management Services

Gross revenue for our Production Management Services segment decreased to $64.8 million for fiscal year 2007 from $68.2 million for fiscal year 2006, a decrease of 5.0%, primarily due to the previously announced reduction of the scope of our services under a contract with a significant customer beginning in October 2006, which was partially offset by  labor revenue associated with the addition of several new contracts.  We also had additional billings to an existing customer beginning in June 2006 for an additional helicopter provided to them under contract.  Operating expense decreased to $60.6 million for fiscal year 2007 from $62.8 million for fiscal year 2006, primarily due to the decrease in costs associated with the reduction in work with a significant customer, which also resulted in a decrease in our operating margin to 6.4% for fiscal year 2007 from 7.8% in fiscal year 2006.

As discussed above, in September 2006, a significant customer of the Production Management Services segment advised us that the scope of work under our services contract would be substantially reduced beginning in October 2006.  This work represented 1.0% and 2.9% of our consolidated gross revenue for fiscal years 2007 and 2006, respectively.  Although we have experienced a decline in revenue from our Production Management Services segment due to the reduction of work under this contract, we expect to replace this business at comparable margins over the next fiscal year.

General and Administrative Costs

Consolidated general and administrative costs increased to $69.3 million for fiscal year 2007 compared to $61.9 million for fiscal year 2006, primarily resulting from an increase in compensation expense, partially offset by lower professional fees.  Compensation expense increased primarily as a result of additional personnel in several of our markets as well as our corporate office.  As discussed in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, the adoption of the new equity compensation accounting rules resulted in additional expense totaling $2.5 million for fiscal year 2007.  Compensation expense increased by an additional $1.8 million as a result of the award of additional restricted stock units during fiscal year 2007.  Professional fees in fiscal year 2007 included approximately $3.1 million and $1.9 million in connection with the Internal Review and DOJ investigations, respectively.  Professional fees in fiscal year 2006 included approximately $10.5 million and $2.6 million in connection with the Internal Review and DOJ investigations, respectively.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $11.4 million for fiscal year 2007 compared to $6.8 million for fiscal year 2006, primarily due to higher equity earnings from FBS and RLR.  The FBS improvement of $3.5 million primarily resulted from lower interest charges, an increase in activity and rates for a manpower services contract, and a decrease in overhead costs compared to fiscal year 2006.  The RLR improvement of $2.6 million resulted from an increase in the amount of cash received from HC during fiscal year 2007 compared to fiscal year 2006, as HC’s results have improved as work lost upon completion of the PEMEX contract has gradually been replaced.  The increase was partially offset by a $1.0 million decrease in equity earnings from Norsk.

Interest Expense, Net

Interest expense, net of interest income, totaled $2.0 million for fiscal year 2007 compared to $10.5 million for fiscal year 2006.  The decrease in interest expense, net, primarily resulted from higher interest income earned in fiscal year 2007 relative to fiscal year 2006 due to higher short-term cash investment balances and returns (primarily driven by the cash on hand as a result of the Preferred Stock offering completed in September and October 2006).  Additionally, interest expense for fiscal years 2007 and 2006 was reduced by approximately $6.4 million and $2.4 million, respectively, of capitalized interest.  More interest was capitalized in fiscal year 2007 as a result of the increase in the amount of construction in process related to helicopters being manufactured as discussed under “— Liquidity and Capital Resources — Cash Flows — Investing Activities” and in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Other Income (Expense), Net

Other income (expense), net, for fiscal year 2007 was expense of $9.0 million compared to income of $4.6 million for fiscal year 2006, and primarily represents foreign currency transaction losses and gains, respectively.  These gains and losses arose primarily from U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling).  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk” included elsewhere in this Annual Report for a discussion of how we manage these risks.  Additionally, fiscal year 2007 included a $2.5 million gain resulting from the sale of our investment in a Brazilian joint venture in March 2007 and a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable.

Taxes

Our effective income tax rates from continuing operations were 34.9% and 22.3% for fiscal years 2007 and 2006, respectively.  The effective tax rate for fiscal year 2007 was impacted by additional tax expense of $2.5 million recorded as a result of the sale of certain of the assets of Turbo as discussed above.  Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rate for fiscal year 2007 was 32.7%.  During fiscal year 2007, we benefited from the resolution of tax contingencies of $3.4 million.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.  The significant variance between the U.S. federal statutory rate and the effective rate for fiscal year 2006 was due primarily to the resolution of tax contingencies of $11.4 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations.

Fiscal Year 2006 Compared to Fiscal Year 2005

Set forth below is a discussion of the results of operations of our segments and business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $709.1 million for fiscal year 2006 from $621.0 million for fiscal year 2005, an increase of 14.2%, and operating expense increased to $617.1 million from $545.2 million for fiscal year 2005, an increase of 13.2%.  This resulted in an operating margin of 13.0% for fiscal year 2006 compared to 12.2% for fiscal year 2005.  Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America increased to $216.5 million for fiscal year 2006 from $168.5 million for fiscal year 2005 and flight activity increased by 20.8%.  This increase in gross revenue is due to: an increase in the number of aircraft on month-to-month contracts for fiscal year 2006, as is reflected in the increase in flight activity; the effect in fiscal year 2006 of an 8% rate increase for the U.S. Gulf of Mexico that was phased in beginning in May 2005 and, to a lesser extent, an additional 10% rate increase for certain contracts that was effective on March 1, 2006 (that was phased in beginning in March 2006); and an increase in fuel surcharges as fuel prices increased.

Operating expense for North America increased to $185.8 million for fiscal year 2006 from $149.1 million for fiscal year 2005.  The increase was primarily due to an increase in maintenance and salary costs due to increased flight activity and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon.  In addition, direct costs for fiscal year 2006 include a $2.7 million charge related to obsolete inventory.

Operating margin for North America increased to 14.2% for fiscal year 2006 from 11.5% for fiscal year 2005 primarily due to the increase in rates discussed above.

South and Central America

Gross revenue for South and Central America decreased to $42.9 million for fiscal year 2006 from $52.6 million for fiscal year 2005 due to a 13.5% reduction in flight activity in Mexico and Brazil, offset in part by increased activity in Trinidad.  In Mexico, flight activity decreased 13.8% and revenue decreased 55.5% during fiscal year 2006 compared to fiscal year 2005.  The reduction in flight activity and revenue is due to the conclusion of the contract with PEMEX in February 2005.  For fiscal year 2006, $1.8 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.3 million for amounts billed but not collected from HC.  During the fourth fiscal quarter of 2006, we recognized revenue of $3.9 million upon receipt of lease rental payments from HC.

Operating expense for South and Central America decreased to $36.2 million for fiscal year 2006 from $38.2 million for fiscal year 2005, primarily due to decreased maintenance expense (resulting from the decrease in flight activity from fiscal year 2005).  As a result of the decrease in gross revenue, the operating margin for this business unit decreased to 15.5% for fiscal year 2006 from 27.3% for fiscal year 2005.

Europe

Gross revenue for Europe increased to $245.3 million for fiscal year 2006 from $223.8 million for fiscal year 2005.  The $21.5 million increase in gross revenue for Europe is net of an $8.5 million decrease relating to foreign exchange effects for fiscal year 2006.  Excluding this effect, the increase in gross revenue primarily relates to an 8.7% increase in flight activity related to the start of one new contract in the North Sea, which commenced in April 2005.

Operating expense for Europe was $196.6 million for fiscal year 2006 compared to $177.9 million for fiscal year 2005.  The $18.7 million increase in operating expense for Europe is net of a $6.8 million decrease relating to foreign exchange effects for fiscal year 2006.  Excluding this effect, the increase in operating expense primarily relates to an increase in maintenance costs and salaries resulting from the increase in flight activity in our North Sea operations, and higher fuel rates.  Salaries also increased during fiscal year 2006.  The operating margin in Europe decreased slightly to 19.9% for fiscal year 2006 from 20.5% for fiscal year 2005.

West Africa

Gross revenue for West Africa increased to $107.4 million for fiscal year 2006 from $94.4 million for fiscal year 2005, primarily as a result of a 7.1% increase in flight activity.  This increase in flight activity primarily related to an increase in drilling activity by two customers in Nigeria, which resulted in higher demand for our services.

Operating expense for West Africa increased to $95.4 million for fiscal year 2006 from $81.9 million for fiscal year 2005.  The increase was primarily attributable to increased salary costs, increased aircraft hire costs due to increased activity, and a general increase in local operating costs and overhead.  The operating margin for West Africa decreased to 11.2% for fiscal year 2006 from 13.3% for fiscal year 2005 as a result of the increase in costs.

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

Operating expense increased to $51.3 million for fiscal year 2006 from $42.7 million for fiscal year 2005 as a result of higher salaries, maintenance costs and fuel costs associated with the increase in flight activity in Australia.  As a result of higher operating expense during fiscal year 2006, operating margin decreased to 16.1% for fiscal year 2006 from 19.4% for fiscal year 2005.  Operating expenses for Southeast Asia increased at a higher rate than revenues primarily due to costs associated with the addition of new bases in Australia during fiscal year 2006.

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

Operating expense for Other International increased to $26.3 million for fiscal year 2006 from $21.5 million for fiscal year 2005.  The increase in operating expense is primarily due to higher salary and maintenance costs and increased activity throughout our Other International locations.  However, as a result of the higher revenue, our operating margin for Other International improved to 25.6% for fiscal year 2006 from essentially breakeven for fiscal year 2005.

EH Centralized Operations

Gross revenue for EH Centralized Operations decreased to $10.7 million for fiscal year 2006 from $14.9 million for fiscal year 2005.  Gross revenue for technical services in the U.K. provided to third parties decreased to $6.2 million for fiscal year 2006 from $14.4 million for fiscal year 2005 due to the downsizing of our technical services operations in the U.K. in fiscal year 2005.  The decrease was partially offset by an increase in lease revenue for aircraft leased to unconsolidated affiliates and an increase in reimbursable revenue primarily related to billing for staff and other associated costs to FBH during fiscal year 2006 after the transfer of technical services contracts to that entity.

Operating expense for EH Centralized Operations decreased to $35.8 million for fiscal year 2006 from $41.4 million for fiscal year 2005 as a result of a decrease in salary expense resulting from the downsizing of our technical services operations in the U.K.

Production Management Services

Gross revenue from our Production Management Services segment increased to $68.2 million for fiscal year 2006 from $59.0 million for fiscal year 2005, an increase of 15.6%, primarily due to higher costs for marine vessels resulting from the hurricanes in fiscal year 2006 (which were passed on to our customers), and an overall increase in transportation activity resulting from an increase in the number of properties under management.  Operating expenses increased to $62.8 million for fiscal year 2006 from $55.1 million for fiscal year 2005, an increase of 14.0%, primarily due to the higher cost for marine vessels and an overall increase in transportation and labor costs associated with the increase in activity.  As a result of the higher revenue, our operating margin increased to 7.8% for fiscal year 2006 from 6.6% for fiscal year 2005.

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

Other Income (Expense), Net

Other income (expense), net, for fiscal year 2006 was income of $4.6 million compared to expense of $1.1 million for fiscal year 2005, and primarily reflects foreign currency transaction gains and losses, respectively.  The income for fiscal year 2006 was partially offset by an impairment charge of $1.0 million recorded in the third quarter of fiscal year 2006 related to our investment in Aeroleo in Brazil (see further discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

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

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $104.4 million, $39.3 million and $104.5 million during fiscal years 2007, 2006 and 2005, respectively.  Non-cash working capital used $23.2 million and $72.6 million in cash flows from operating activities during fiscal years 2007 and 2006, respectively, and provided $3.5 million in cash flows from operating activities during fiscal year 2005.  Cash flows from operating activities improved during fiscal year 2007 primarily due to the favorable change in non-cash working capital, changes in deferred income taxes and the improvement in net income during fiscal year 2007.  The decrease in net cash provided by operations between fiscal years 2006 and 2005 was primarily due to cash used to fund working capital requirements in fiscal year 2006 resulting from the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet.

Investing Activities

Cash flows used in investing activities were $264.3 million, $54.2 million and $46.5 million for fiscal years 2007, 2006 and 2005, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
Number of aircraft delivered:
New:
Small	3	10	7
Medium	17	9	4
Large	5	2	—
Total new aircraft	25	21	11

Used:
Small	1	5	—
Medium	—	—	1
Large	—	—	6
Total used aircraft	1	5	7
Total aircraft	26	26	18
Capital expenditures (in thousands):
Aircraft and related equipment (1)	$294,444	$141,166	$86,145
Other	10,332	13,096	3,878
Total capital expenditures	$304,776	$154,262	$90,023
_________

(1)	Includes expenditures financed with $3.2 million of short-term notes during fiscal year 2006.

We anticipate continuing to sell or dispose of aircraft (particularly older aircraft) based on market conditions, including an economic assessment (e.g., other contract opportunities, potential sales prices in the aircraft aftermarket and maintenance requirements) when aircraft come off contract.

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

Subsequent to Fiscal Year 2007 — On April 2, 2007, we acquired all of the common equity of HAI for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction.  See discussion under “Executive Overview — General” above.

Fiscal Year 2007 — During fiscal year 2007, we made final payments in connection with the delivery of 4 small, 17 medium and 5 large aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below) totaling $246.9 million.  Also during fiscal year 2007, we spent an additional $47.5 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

During fiscal year 2007, we received proceeds of $14.3 million (out of a total sales price of $14.6 million) for the sale of certain of the assets of Turbo to Timken, which closed on November 30, 2006 and resulted in a small gain for book purposes.  We expect to receive the remaining amount due to us of $0.3 million late in fiscal year 2008.  Additionally, we received proceeds of $26.2 million primarily from the disposal of 12 aircraft and certain other equipment, which together resulted in a net gain of $10.6 million.

Due to the significant investment in aircraft made in fiscal year 2007, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2008.  Also in fiscal year 2008, we expect to invest approximately $50 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.

Fiscal Year 2006 — During fiscal year 2006, we received proceeds of $16.8 million primarily from the disposal of one aircraft and certain equipment, and from insurance recoveries associated with Hurricane Katrina damage, which together resulted in a net gain of $0.1 million.

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

Financing Activities

Cash flows provided by financing activities were $215.7 million, $5.4 million and $2.8 million for fiscal years 2007, 2006 and 2005, respectively.

During fiscal year 2007, cash was provided by the issuance of Preferred Stock in September and October 2006 resulting in net proceeds of $222.6 million and by our receipt of proceeds of $3.9 million from the exercise of options to acquire shares of our Common Stock by our employees and former directors.  Cash was used for the payment of Preferred Stock dividends of $6.1 million and the repayment of debt totaling $5.7 million.  During fiscal year 2006, cash was used for the repayment of debt totaling $4.1 million and was provided by our receipt of proceeds of $1.4 million from the exercise of options to acquire shares of our Common Stock by our employees.  During fiscal year 2005, cash was provided by our receipt of proceeds of $12.7 million from the exercise of options to acquire our Common Stock by our employees, and $7.4 million of cash was used for the repurchase of shares from a minority interest owner.  See further discussion of outstanding debt as of March 31, 2007 under “Future Cash Requirements” below and our debt issuances and redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Preferred Stock — We issued 4,000,000 shares of Preferred Stock, par value of $0.01 per share, with a liquidation preference of $50.00 per share, for net proceeds of $193.5 million in a public offering that closed on September 19, 2006.  We issued an additional 600,000 shares of Preferred Stock in October 2006, upon the exercise of the underwriters’ over-allotment option in such public offering, for net proceeds of $29.1 million.  Unless redeemed earlier, the Preferred Stock will convert into our Common Stock (6,522,800 maximum and 5,324,960 minimum shares) on September 15, 2009.  For further discussion of the terms and conditions of the Preferred Stock, see Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  In fiscal year 2007, $6.1 million in dividends were paid on the Preferred Stock.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016.  See discussion of this arrangement in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Minority Interest — In May 2004, we acquired eight million shares of deferred stock (essentially a subordinated class of stock with no voting rights) from Bristow Aviation for £1 per share ($14.4 million in total).  Bristow Aviation used the proceeds to redeem £8 million of its ordinary share capital at par value from all of its outstanding shareholders, including ourselves.  The result of these changes was to reduce the cost of the guaranteed return to the other shareholders, which we record as minority interest expense, by $2.3 million on an annual basis.

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2007 was $259.1 million, of which $4.9 million was classified as current.  Aggregate annual maturities for all long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal Year ending March 31
2008	$4,852
2009	5,104
2010	2,631
2011	2,336
2012	2,301
Thereafter	241,858
$259,082

Senior Notes — On June 20, 2003, we completed a private placement of $230.0 million aggregate principal amount outstanding of 6 1/8% Senior Notes due 2013.  The Senior Notes are unsecured and are guaranteed by certain of our U.S. subsidiaries.  The indenture to the Senior Notes restricts, among other things, our payment of cash dividends to stockholders.  The Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to June 2011 is subject to either a make-whole premium or a prepayment premium.  See Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in the Annual Report for further discussion of the Senior Notes.

Limited Recourse Term Loans — Our debt includes two limited recourse term loans with a U.K. bank created in connection with sale and lease transactions for two aircraft entered into with Heliair Leasing Limited in fiscal year 1999.  The term loan is secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at the expiration of the leases depending on the value received for the aircraft at the time of disposition.  As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on our consolidated balance sheet.  As of March 31, 2007, the aggregate balance of the term loans were $18.8 million.  The term loans provide for rates of interest payable to the bank of 7.1% and 7.2%, quarterly amortization payments totaling $0.6 million and balloon payments of $9.8 million and $9.2 million in March 2007 and July 2007.  The limited recourse term loan payment due in March 2007 was deferred through agreement with the bank.  Interest on the deferred payment due March 2007 is being charged at LIBOR plus a margin of 1.25%.  In May 2007, we completed a long-term financing of which a portion of the proceeds will be used to repay the March 2007 maturity of the term loans.  The remainder of the proceeds will be used to repay the July 2007 maturity of the term loans.  As a result of the completion of this financing, we have classified all but the current portion due under the new debt as long-term in our consolidated balance sheet as of March 31, 2007.  See a discussion of our relationship with Heliair in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Sakhalin Debt — On July 16, 2004, we assumed various existing debt liabilities that were outstanding and secured against assets purchased as part of our acquisition of a business in Sakhalin, Russia.  See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in the Annual Report for further discussion of our acquisition.  Two promissory notes totaling $1.1 million as of March 31, 2007 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in 2009 and 2010.  The other liabilities assumed include a finance lease on an aircraft totaling $0.2 million as of March 31, 2007, with an interest rate of 6.5% and expiring in fiscal year 2008; and a finance lease on an aircraft totaling $2.6 million as of March 31, 2007, with an interest rate of 8.5% and expiring in fiscal year 2008 with a final termination payment of $2.0 million.

RLR Note — RLR financed 90% of the purchase price of six aircraft acquired in July 2003 through a five-year term loan of $31.8 million with a bank requiring monthly principal and interest payments of $0.3 million and a balloon payment of $18.3 million due July 11, 2008 (the “RLR Note”).  The RLR Note is secured by the six aircraft.  The Company and other shareholder have guaranteed 49% and 51%, respectively, of the RLR Note outstanding as of the most recent July anniversary date. As of March 31, 2007, the Company and other shareholder had guaranteed $11.7 million and $12.2 million, respectively.  In addition, we have given the bank a put option which the bank may exercise if the aircraft are not returned to the U.S. within 30 days of a default on the RLR Note.  Any such exercise would require us to purchase the RLR Note from the bank.  We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us.  As of March 31, 2007, a liability of $0.7 million representing the fair value of this guarantee was reflected in our balance sheet in other liabilities and deferred credits.

Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”).  The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade).  As of March 31, 2007, our Moody’s and Standard & Poor’s ratings were Ba2 and BB, respectively, which are two levels below the investment grade ratings of Baa3 and BBB−, respectively.  In May 2007, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $325 million.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions.  The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin.  “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum.  The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating.  Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings.  Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of March 31, 2007.  There is also a commitment fee of 0.25% on undrawn borrowing capacity.  Interest is payable at least quarterly, and the Credit Facilities mature in August 2011.  Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal foreign subsidiaries.

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

As of March 31, 2007, we had $4.7 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

U.K. Facilities — As of March 31, 2007, Bristow Aviation had a £6.0 million ($11.8 million) facility for bank guarantees, of which £0.3 million ($0.6 million) was outstanding, and a £1.0 million ($2.0 million) net overdraft facility, under which no borrowings were outstanding.  Both facilities are with a U.K. bank.  The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum.  Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount.  The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank.  The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

Capital Commitments

As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft.  As of March 31, 2007, we had 31 aircraft on order and options to acquire an additional 52 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating margin.

	Fiscal Year Ending March 31,
	2008		2009		2010	2011	2012-2013	Total
Commitments as of March 31, 2007:
Number of aircraft:
Small	2		—		—	—	—	2
Medium	12		3		—	—	—	15
Large	8		6		—	—	—	14
	22	(1)	9	(2)	—	—	—	31
Related expenditures (in thousands) (3)	$242,306		$89,330		$—	$—	$—	$331,636
Options as of March 31, 2007:
Number of aircraft:
Medium	—		1		9	8	12	30
Large	—		5		11	6	—	22
	—		6		20	14	12	52
Related expenditures (in thousands) (3)	$46,107		$191,063		$288,075	$131,811	$82,605	$739,661
___________

(1)	Signed customer contracts are currently in place for 11 of these 22 aircraft.

(2)	No signed customer contracts are currently in place for these 9 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2007:

	Three Months Ended
	June 30, 2006		September 30, 2006		December 31, 2006		March 31, 2007
	Orders	Options	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	53	37	51	37	47	37	42	35
Aircraft delivered	(2)	—	(4)	—	(10)	—	(9)	—
Aircraft ordered	—	—	—	—	8	(5)	7	(4)
New options	—	—	—	—	—	—	—	18
Orders converted to options	—	—	—	—	(3)	3	(9)	9
Expired options	—	—	—	—	—	—	—	(6)
End of quarter	51	37	47	37	42	35	31	52

As occurred in fiscal year 2007, we periodically order aircraft for which we have no options.

Other Obligations

Preferred Stock — Annual cumulative cash dividends of $2.75 per share of Preferred Stock are payable quarterly on the fifteenth day of each March, June, September and December.  If declared, dividends on the 4,600,000 shares of Preferred Stock would be $3.2 million on each quarterly payment date through the conversion date on September 15, 2009.  For a further discussion of the terms and conditions of the Preferred Stock, see Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Pension Plan — As of March 31, 2007, we had recorded on our balance sheet a $113.1 million pension liability related to the Bristow Helicopter Group Limited (“Bristow Helicopters”, a wholly-owned subsidiary of Bristow Aviation) pension plan.  The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date.  The minimum funding rules of the U.K. require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by U.K. legislation) within three years and 100% funded within 10 years.  In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes.  In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes.  In order to meet our funding requirements, we will increase the contributions to the schemes to £7.3 million ($14.4 million) per year beginning in fiscal year 2008.  Nevertheless, regulatory agencies in the U.K. may require us to further increase the contributions.

Tax Payments

During fiscal year 2008, we expect to make additional payments for underreported payroll taxes in Nigeria in the range of $4 million to $6 million, which were accrued in prior periods.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2007 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report:

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2008	2009 - 2010	2011 - 2012	2013 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal	$259,082	$4,852	$7,735	$4,637	$241,858
Interest	94,142	15,557	30,494	29,768	18,323
Aircraft operating leases (1)	62,150	6,300	12,830	14,471	28,549
Other operating leases (2)	15,078	3,080	4,272	3,579	4,147
Pension obligations (3)	176,720	14,370	28,741	28,741	104,868
Aircraft purchase obligations	331,636	242,306	89,330	—	—
Other purchase obligations (4)	44,154	36,321	5,500	2,333	—
Total contractual cash obligations	$982,962	$322,786	$178,902	$83,529	$397,745
Other commercial commitments:
Debt guarantees (5)	$31,346	$—	$11,716	$19,630	$—
Other guarantees (6)	5,247	3,508	1,739	—	—
Letters of credit (7)	4,690	4,690	—	—	—
Total other commercial commitments	$41,283	$8,198	$13,455	$19,630	$—
________

(1)
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

(2)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(3)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 12 years.  As of December 31, 2007, we had recorded on our balance sheet a $113.1 million pension liability associated with this obligation.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(4)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement (See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

(5)
We have guaranteed the repayment of up to £10 million ($19.6 million) of the debt of FBS and $11.7 million of the debt of RLR, both unconsolidated affiliates.  Additionally, the bank has an option to put to us the remaining amount of the RLR debt of $12.2 million, which we have guaranteed in the event of default of our partner in RLR.  This amount is not included in the table above.

(6)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of March 31, 2007, surety bonds denominated in Mexican pesos with an aggregate value of 38.7 million Mexican pesos ($3.5 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.7 million were outstanding.

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

Financial Condition and Sources of Liquidity

Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Normally our operating cash flows are sufficient to fund our cash needs.  Although there can be no assurances, we believe that our existing cash, future cash flows from operations and borrowing capacity under the Credit Facilities will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments.  However, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet may require additional cash in the future to fund new aircraft purchases and working capital requirements.  Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised capital through the sale of the Preferred Stock in September and October 2006.

As of March 31, 2007, we had options to acquire an additional 22 large aircraft and an additional 30 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these additional options to acquire aircraft, purchase other aircraft or may elect to expand our business through acquisition, including acquisitions under consideration or negotiation.  These strategic decisions would require us to access additional sources of capital.  We currently expect to use debt financing.  See Item 1A. “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” included elsewhere in this Annual Report.

Cash and cash equivalents were $184.2 million and $122.5 million, as of March 31, 2007 and 2006, respectively.  Working capital as of March 31, 2007 and 2006, was $368.0 million and $283.3 million, respectively.  The increase in working capital during fiscal year 2007 was primarily a result of the $61.7 million increase in cash and cash equivalents.

Exposure to Currency Fluctuations

See our discussion of the impact of market risk, including our exposure to currency fluctuations, on our financial position and results of operations discussed under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” below.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, whereas, in other circumstances, generally accepted accounting principles require us to make estimates, judgments and assumptions that we believe are reasonable based upon information available.  We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.  We believe that of our significant accounting policies, as discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, the following involve a higher degree of judgment and complexity.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes.  The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.  Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes.  These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate.  We believe that an appropriate liability has been established for estimated exposures.  However, actual results may differ materially from these estimates.  We review these liabilities quarterly.  During fiscal years 2007, 2006 and 2005, we had net reversals of reserves for estimated income tax exposures of $3.4 million, $11.4 million and $3.7 million, respectively.  These reversals were made in the periods in which the statute of limitations for the related exposures expired.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part.  When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable.  As of March 31, 2006, our valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carry forwards was $13.4 million.  We decreased the valuation allowance as of March 31, 2007 to $9.4 million.  If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period.  Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2007 that are permanently reinvested of $56.6 million.  Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes.  At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

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

Property and equipment

Our net property and equipment represents 59% percent of our total assets as of March 31, 2007.  We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

Supply and demand are the key drivers of aircraft idle time and our ability to contract our aircraft at economical rates.  During periods of oversupply, it is not uncommon for us to have aircraft idled for extended periods of time, which could be an indication that an asset group may be impaired.  In most instances our aircraft could be used interchangeably.  In addition, our aircraft are generally equipped to operate throughout the world.  Because our aircraft are mobile, we may move aircraft from a weak geographic market to a stronger geographic market if an adequate opportunity arises to do so.  As such, our aircraft are considered to be interchangeable within classes or asset groups and accordingly, our impairment evaluation is made by asset group.  Additionally, our management periodically makes strategic decisions related to our fleet that involve the possible removal of all or a substantial portion of specific aircraft types from our fleet, at which time these aircraft are reclassified to held for sale and subsequently sold or otherwise disposed of.

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

Three of the most critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate.  We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plan’s portfolios.  We utilize a Sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans.  We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment.  Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income.  We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over the average remaining lifetime of the plan members.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

Allowance for doubtful accounts

We establish reserves for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these reserves, we consider our historical experience, changes in our customer’s financial position, restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services.  We derive a significant portion of our revenue from services to international oil companies and government-owned or government-controlled oil companies.  Our receivables are concentrated in certain oil-producing countries.  We generally do not require collateral or other security to support client receivables.  If the financial condition of our clients was to deteriorate or their access to freely-convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.  During fiscal years 2007, 2006 and 2005, we increased the allowance account through charges to expense of $1.2 million, $1.6 million and $0.3 million, respectively, and decreased the allowance for write-offs and recoveries of specifically identified uncollectible accounts by $4.0 million, $2.9 million and $0.8 million, respectively.  Additionally, during fiscal years 2007 and 2006, we reduced revenue for reserves of $6.6 million and $1.8 million, respectively, against invoices billed to our unconsolidated affiliate in Mexico, which have not been recognized in our results, and during fiscal year 2007 we recognized revenue and decreased our reserves for $8.3 million collected from this affiliate, including $1.8 million related to amounts billed in fiscal year 2006.  See discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Inventory reserve

We maintain inventory that primarily consists of spare parts to service our aircraft.  We periodically review the condition and continuing usefulness of the parts to determine whether the realizable value of this inventory is lower than its book value. Parts related to aircraft types that our management has determined will no longer be included in our fleet or will be substantially reduced in our fleet in future periods are specifically reviewed.   If our valuation of these parts is significantly lower than the book value of the parts, an additional provision may be required.  During fiscal years 2007, 2006 and 2005 we increased the valuation reserve through charges to expenses of $5.5 million, $3.2 million and $0.5 million, respectively, for excess and obsolete inventory.  During fiscal years 2007, 2006 and 2005, we decreased the valuation reserve for disposals and write-offs of identified obsolete and excess inventory by $8.6 million, $0.5 million and $2.4 million, respectively.

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

Contingent liabilities

We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated.  Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities.  Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which becomes known or circumstances which change that affect our previous assumptions with respect to the likelihood or amount of loss.  Such revisions are based on information which becomes known after the reporting date for the previous period through the reporting date of the current period.  Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized.

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

Stock-Based Compensation

We have historically compensated our executives and employees through the awarding of stock-based compensation, including stock options and restricted stock units.  Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which we adopted on April 1, 2006, we have begun to account for stock-based compensation awards in fiscal year 2007 using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our condensed consolidated statements of income.  We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options, in order to determine the fair value of the options on the date of grant.  Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited.  Additionally, the service period over which compensation expense associated with awards of restricted stock units are recorded in our statements of income involve certain assumptions as to the expected vesting of the restricted stock units, which is based on factors relating to the future performance of our stock.  As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our condensed consolidated financial statements, management believes that accounting estimates related to the valuation of stock options and the service period for restricted stock units are critical estimates.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option.  Expected volatilities are based on historical volatility of shares of our Common Stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time.  We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of the options represents the period of time that the options granted are expected to be outstanding.  For a detail of the assumptions used for fiscal year 2007, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal year 2007 and was adopted in the consolidated financial statements included in this Annual Report.  The adoption of SFAS No. 158 had no impact on our net income or comprehensive income.  The primary impact is the reflection of a net accrued pension liability ($113.1 million as of March 31, 2007) versus the prior presentation of showing the prepaid pension costs separately from the accrued pension liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements will be separately disclosed by level within the fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category (recurring fair value measurements using significant unobservable inputs), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for fiscal year 2009 and interim periods therein.  We have not yet completed our evaluation of the impact of SFAS No. 157.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”).  Reliance on either method in prior years could have resulted in misstatement of the financial statements.  SAB No. 108 requires both methods to be used in evaluating materiality.  Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption.  The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past.  SAB No. 108 is effective for fiscal year 2007 and was adopted in the consolidated financial statements included in this Annual Report.  The adoption of this bulletin had no impact on our consolidated results of operations, cash flows or financial position.

In September 2006, the FASB approved FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment.  Other previously acceptable methods of accounting for planned major overhauls and maintenance continue to be permitted.  The new requirements apply to our fiscal year 2008 and must be retrospectively applied.  The adoption of this staff position will not have a material impact on our consolidated results of operations, cash flows or financial position upon adoption.

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

See Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion and disclosure made in connection with the adoption of SFAS No. 123(R) on April 1, 2006.

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

For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate.  Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries.  To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time and affect or limit our ability to export our aircraft from such countries.

Although we recorded an accrual of $3.0 million for the expected outcome, we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations.  The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the

SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements.  As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal years 2007, 2006 and 2005, we incurred approximately $3.1 million, $10.5 million and $2.2 million, respectively, in legal and other professional costs in connection with the Internal Review.

Document Subpoena from U.S. Department of Justice

In June 2005, one of our subsidiaries received a document subpoena from the DOJ.  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005. We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

In connection with this matter, we incurred $1.9 million and $2.6 million in legal and other professional fees in fiscal years 2007 and 2006, respectively, and significant expenditures may continue to be incurred in the future.

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

Because we maintain our financial statements in U.S. dollars, we are vulnerable to fluctuations in the exchange rate between the British pound sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar.  In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  The effect of foreign currency translation is reflected in a component of stockholders’ investment and foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense).  In the past three fiscal years our stockholders’ investment has increased by $13.7 million as a result of translation adjustments.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

The British pound sterling is the currency in which most of Bristow Aviation’s revenue and expenses are paid.  Approximately 43% of our gross revenue for fiscal year 2007 was translated for financial reporting purposes from British pounds sterling into U.S. dollars.  In addition, we receive other revenue that is not in U.S. dollars or British pounds sterling, such as Australian Dollars, Euros, Nigerian Naira, and Trinidad and Tobago Dollars.

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

As a result of the changes in exchange rates during fiscal years 2007 and 2005, we recorded foreign currency transaction losses of approximately $9.8 million and $1.3 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $5.4 million during fiscal year 2006.  These gains and losses arose primarily from the following U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling):

•	Cash and cash equivalents held in U.S. dollar-denominated accounts. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances.

•
U.S. dollar-denominated intercompany loans and U.S. dollar-denominated receivables.  On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and was exercised by us prior to the scheduled expiration on November 14, 2006, resulting in a net loss of $0.3 million.  On November 14, 2006, we entered into another derivative contract for the same amount and strike price that expired on May 14, 2007.  The fair value of this contract, which totaled $0.9 million as of March 31, 2007, is recorded as a derivative asset within other assets on our balance sheet.  The change in fair value of this contract from November 14, 2006 to March 31, 2007 resulted in a gain of $0.5 million, which served to offset a portion of the foreign currency transaction losses recorded during fiscal year 2007.  This contract expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the period subsequent to March 31, 2007. On April 2, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from the British pound sterling to the U.S. dollar. As a result of this change, our exposure to U.S. dollar-denominated intercompany loans and advances across our organization has been significantly reduced.

•
Euro- and Nigerian Naira-denominated intercompany loans.  The economic effect of the foreign currency transaction losses during fiscal year 2007 was offset by a corresponding benefit during those periods reflected as a cumulative translation adjustment in stockholders’ investment on our condensed consolidated balance sheet.  Additionally, in April 2007 we significantly reduced our Euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.  We are evaluating alternatives to further mitigate these remaining foreign currency exchange exposures.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Fiscal Year Ended March 31,
	2007	2006	2005
High	$1.99	$1.92	$1.95
Average	1.89	1.79	1.85
Low	1.74	1.71	1.75

As of March 31, 2007, 2006 and 2005 the exchange rate was $1.96, $1.74 and $1.89, respectively.

We occasionally use off-balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies.  In limited circumstances and when considered appropriate, we will use forward exchange contracts to hedge anticipated transactions.  We have historically used these instruments primarily in the buying and selling of spare parts, maintenance services and equipment.  As of March 31, 2007, we did not have any nominal forward exchange contracts outstanding.  As discussed above, we had a derivative contract outstanding as of March 31, 2007, which served to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2007 would result in a $7.1 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

As of March 31, 2007, we have $259.1 million of debt outstanding, none of which carries a variable rate of interest.  However, the market value of our fixed rate debt fluctuates with changes in interest rates.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The estimated fair value of our total debt as of March 31, 2007 and 2006 was $241.8 million and $252.6 million, respectively, based on quoted market prices for the publicly listed 6 1/8% Senior Notes and the carrying value for all of our other debt, which approximates fair value.

If prevailing market interest rates had been 1% higher as of March 31, 2007, and all other factors effecting our debt remained the same, the fair value of our 6 1/8% Senior Notes due 2013 would have decreased by $10.4 million or 4.9%.  Under comparable sensitivity analysis as of March 31, 2006, the fair value of the 6 1/8% Senior Notes due 2013 would have decreased by $11.9 million or 5.5%.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (the Company) and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 8, respectively, to the consolidated financial statements, the Company changed its method of accounting for defined benefit plans as of March 31, 2007, and its method of accounting for stock-based compensation plans as of April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 22, 2007 expressed an unqualified opinion on management’s assessment of, and on the effective operation of, internal control over financial reporting.

 /s/ KPMG LLP

Houston, Texas
May 22, 2007

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$753,744	$636,887	$545,233
Operating revenue from affiliates	48,170	51,832	63,689
Reimbursable revenue from non-affiliates	90,020	75,861	61,969
Reimbursable revenue from affiliates	5,927	4,360	2,755
	897,861	768,940	673,646
Operating expense:
Direct cost	586,506	512,518	454,836
Reimbursable expense	94,685	78,525	63,303
Depreciation and amortization	42,643	42,256	40,693
General and administrative	69,342	61,948	45,245
Gain on disposal of assets	(10,618)	(102)	(8,039)
	782,558	695,145	596,038

Operating income	115,303	73,795	77,608

Earnings from unconsolidated affiliates, net of losses	11,423	6,758	9,600
Interest income	8,950	4,159	3,188
Interest expense	(10,940)	(14,689)	(15,665)
Other income (expense), net	(8,998)	4,612	(1,126)
Income before provision for income taxes and minority interest	115,738	74,635	73,605
Provision for income taxes	(40,366)	(16,607)	(21,835)
Minority interest	(1,200)	(219)	(210)
Net income	74,172	57,809	51,560
Preferred stock dividends	(6,633)	—	—
Net income available to common stockholders	$67,539	$57,809	$51,560

Earnings per common share:
Basic	$2.87	$2.48	$2.24
Diluted	$2.74	$2.45	$2.21

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$184,188	$122,482
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $2.0 million and $4.6 million, respectively	158,770	144,521
Accounts receivable from affiliates, net of allowance for doubtful accounts of $3.2 million and $4.6 million, respectively	17,199	15,884
Inventories	157,870	147,860
Prepaid expenses and other	17,947	16,519
Total current assets	535,974	447,266
Investment in unconsolidated affiliates	46,828	39,912
Property and equipment – at cost:
Land and buildings	51,850	40,672
Aircraft and equipment	1,141,578	838,314
	1,193,428	878,986
Less – Accumulated depreciation and amortization	(301,520)	(263,072)
	891,908	615,914
Goodwill	20,368	26,837
Prepaid pension costs	—	37,207
Other assets	10,725	9,277
	$1,505,803	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$42,343	$41,227
Accrued wages, benefits and related taxes	38,281	45,958
Income taxes payable	4,377	6,537
Other accrued taxes	9,084	6,471
Deferred revenues	16,283	9,994
Accrued maintenance and repairs	12,309	10,865
Other accrued liabilities	22,828	20,218
Deferred taxes	17,611	5,025
Short-term borrowings and current maturities of long-term debt	4,852	17,634
Total current liabilities	167,968	163,929
Long-term debt, less current maturities	254,230	247,662
Accrued pension liability	113,069	136,521
Other liabilities and deferred credits	17,345	18,016
Deferred taxes	76,089	68,281
Minority interest	5,445	4,307
Commitments and contingencies (Note 6)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	—
Common stock, $.01 par value, authorized 35,000,000 shares: outstanding 23,585,370 as of March 31, 2007 and 23,385,473 as of March 31, 2006 (exclusive of 1,281,050 treasury shares)	236	234
Additional paid-in capital	169,353	158,762
Retained earnings	515,589	447,524
Accumulated other comprehensive loss	(36,075)	(68,823)
	871,657	537,697
	$1,505,803	$1,176,413

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$74,172	$57,809	$51,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,643	42,256	40,693
Deferred income taxes	21,031	1,488	7,025
Gain on asset dispositions	(10,618)	(102)	(8,039)
Stock-based compensation expense	4,903	613	244
Equity in earnings from unconsolidated affiliates under (over) dividends received	(3,754)	(337)	9,802
Minority interest in earnings	1,200	219	210
Tax benefit related to exercise of stock options	(1,132)	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,428)	(34,718)	(8,612)
Inventories	(10,225)	(12,518)	(5,127)
Prepaid expenses and other	(6,634)	(5,925)	(724)
Accounts payable	(10,688)	15,944	6,889
Accrued liabilities	5,771	(35,397)	11,090
Other liabilities and deferred credits	(811)	9,933	(538)
Net cash provided by operating activities	104,430	39,265	104,473
Cash flows from investing activities:
Capital expenditures	(304,776)	(139,572)	(78,089)
Proceeds from asset dispositions	40,441	85,392	41,722
Acquisition, net of cash received	—	—	(1,986)
Investments	—	—	(8,186)
Net cash used in investing activities	(264,335)	(54,180)	(46,539)
Cash flows from financing activities:
Issuance of preferred stock	222,554	—	—
Preferred stock dividends paid	(6,107)	—	—
Repayment of debt and debt redemption premiums	(5,716)	(4,070)	(2,427)
Debt issuance costs	—	(2,564)	—
Partial prepayment of pull/call obligation	(130)	(129)	(86)
Repurchase of shares from minority interest	—	—	(7,389)
Issuance of common stock	3,949	1,369	12,665
Tax benefit related to exercise of stock options	1,132	—	—
Net cash (used in) provided by financing activities	215,682	(5,394)	2,763
Effect of exchange rate changes on cash and cash equivalents	5,929	(3,649)	64
Net increase (decrease) in cash and cash equivalents	61,706	(23,958)	60,761
Cash and cash equivalents at beginning of period	122,482	146,440	85,679
Cash and cash equivalents at end of period	$184,188	$122,482	$146,440
Supplemental disclosure of non-cash investing activities:
Non-monetary exchange of assets	$—	$11,511	$11,934
Capital expenditures funded by short-term notes	$—	$3,179	$—
Recapitalization of Hemisco funded by note payable	$—	$4,380	$—

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands, except share amounts)

5.50% mandatory convertible Preferred Stock (shares):
Balance – beginning of fiscal year	—	—	—
Preferred Stock issued	4,600,000	—	—
Balance – end of fiscal year	4,600,000	—	—

5.50% mandatory convertible Preferred Stock ($.01 Par):
Balance – beginning of fiscal year	$—	$—	$—
Preferred Stock issued, net of offering costs of $7.4 million	222,554	—	—
Balance – end of fiscal year	$222,554	$—	$—

Common stock (shares, exclusive of treasury shares):
Balance – beginning of fiscal year	23,385,473	23,314,708	22,631,221
Stock options exercised	196,672	70,765	683,487
Issuance of common stock for restricted stock units which vested	2,892	—	—
Balance – end of fiscal year	23,585,037	23,385,473	23,314,708

Common stock ($.01 Par):
Balance – beginning of fiscal year	$234	$233	$226
Stock options exercised	2	1	7
Balance – end of fiscal year	$236	$234	$233

Additional paid in capital:
Balance – beginning of fiscal year	$158,762	$157,100	$141,384
Stock options exercised	3,946	1,368	12,777
Tax benefit related to the exercise of employee stock options	1,131	294	2,939
Stock-based compensation expense	4,903	—	—
Reclassified prior year stock-based compensation liability	611	—	—
Balance – end of fiscal year	$169,353	$158,762	$157,100

Retained earnings:
Balance – beginning of fiscal year	$447,524	$389,715	$338,155
Net income	74,172	57,809	51,560
Preferred stock dividends declared	(6,107)	—	—
Balance – end of fiscal year	$515,589	$447,524	$389,715

Accumulated other comprehensive loss:
Balance – beginning of fiscal year	$(68,823)	$(54,055)	$(49,813)
Other comprehensive income (loss):
Translation adjustments	27,084	(20,729)	7,354
Pension liability adjustment (1)	5,664	5,961	(11,596)
Total other comprehensive income (loss)	32,748	(14,768)	(4,242)
Balance – end of fiscal year	$(36,075)	$(68,823)	$(54,055)

Comprehensive income:
Net income	$74,172	$57,809	$51,560
Other comprehensive income (loss) (1)	32,748	(14,768)	(4,242)
Total comprehensive income	$106,920	$43,041	$47,318
____________

(1)	Net of taxes of $(2.6) million, $(3.0) million and $4.8 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BASIS OF PRESENTATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — Bristow Group Inc., a Delaware corporation (together with its consolidated entities and predecessors, unless the context requires otherwise, “Bristow Group,” the “Company,” “we,” “us,” or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated.  With a fleet of 488 aircraft as of March 31, 2007, Bristow Group and its affiliates conduct helicopter operations in most of the major offshore oil-producing regions of the world.  Certain of our affiliates also provide helicopter military training, search and rescue services and emergency medical transportation.  In addition, we are a leading provider of production management services to oil and gas companies operating in the U.S. Gulf of Mexico.

Consolidation — The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities after elimination of all significant intercompany accounts and transactions.  Investments in affiliates in which we own 50% or less of the equity but have retained the majority of the economic risk of the operating assets and related results are consolidated.  Certain of these entities are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary.  See discussion of these VIEs in Note 3.  Other investments in affiliates in which we own 50% or less of the equity but have the ability to exercise significant influence are accounted for using the equity method.  Investments which we do not consolidate or in which we do not exercise significant influence are accounted for under the cost method whereby dividends are recognized as income when received.

In order to conform with the current period presentation of accrued liabilities, we have reclassified $8.5 million of accounts payable to other accrued liabilities as of March 31, 2006.  This reclassification had no effect on our consolidated financial position, results of operations or cash flows

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2007 is referred to as fiscal year 2007.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Accounts Receivable — Trade and other receivables are stated at net realizable value.  We grant short-term credit to our customers, primarily major and independent oil and gas companies.  We establish reserves for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur.  In making the determination, we consider a number of factors, including changes in the financial position of the customer, restrictions placed on the conversion of local currency into U.S. dollars and disputes with the customer.  During fiscal years 2007, 2006 and 2005, we increased the allowance account through charges to expense of $1.2 million, $1.6 million and $0.3 million, respectively, and decreased the allowance account for write-offs and recoveries of specifically identified uncollectible accounts by $4.0 million, $2.9 million and $0.8 million, respectively.  Additionally, during fiscal years 2007 and 2006 we reduced revenue for reserves of $6.6 million and $1.8 million, respectively, against invoices billed to our unconsolidated affiliate in Mexico, which have not been recognized in our results, and during fiscal year 2007 we recognized revenue and decreased our reserves for $8.3 million collected from this affiliate, including $1.8 million related to amounts billed in fiscal year 2006.  See Note 3 for a discussion of receivables with unconsolidated affiliates.

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts.  The valuation reserve related to obsolete and excess inventory was $11.0 million and $13.1 million as of March 31, 2007 and 2006, respectively.  During fiscal years 2007, 2006 and 2005, we increased valuation reserves through charges to expenses of $5.5 million, $3.2 million and $0.5 million, respectively, for excess and obsolete inventory.  During fiscal years 2007, 2006 and 2005, we decreased the valuation reserve for disposals and write-offs of identified obsolete and excess inventory by $8.6 million, $0.5 million and $2.4 million, respectively.

Property and Equipment — Property and equipment are stated at cost.  Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.  Property and equipment includes construction in process, primarily consisting of progress payments on aircraft purchases and facility construction, of $167.8 million and $83.5 million as of March 31, 2007 and 2006, respectively.  We account for exchanges of productive assets at fair value, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of aircraft range from seven to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost.  The estimated useful lives for buildings on owned properties range from 15 years to 40 years.  Other depreciable assets are depreciated over estimated useful lives ranging from three to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease).  The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

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

We had goodwill of $6.5 million relating to our Helicopter Services segment (all of which related to our West Africa business unit) and $13.9 million relating to our Production Management Services segment as of March 31, 2007.  As of March 31, 2007 and 2006, the goodwill impairment test on these balances, which involved the use of estimates related to the fair market value of our business units to which goodwill was allocated, indicated no impairment.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Other Assets — Included in other assets as of March 31, 2007 and 2006 are debt issuance costs of $6.4 million and $6.9 million, respectively, which are being amortized over the life of the related debt.

Contingent Liabilities and Assets — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated.  Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities.  Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which becomes known or circumstances which change that affect our previous assumptions with respect to the likelihood or amount of loss.  Such revisions are based on information which becomes known after the reporting date for the previous period through the reporting date of the current period.  Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized.

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

Maintenance and Repairs — We charge maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred.  However, certain major aircraft components, primarily engines and transmissions, are maintained by third-party vendors under contractual arrangements.  Under these agreements, we are charged an agreed amount per hour of flying time.  The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur.  To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on our consolidated balance sheets.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Foreign Currency Translation — Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies.  An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance the foreign currency transaction gains and losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses.  Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period.  The various components of equity are presented at their historical average exchange rates.  The resulting difference after applying the different exchange rates is the cumulative translation adjustment.

As a result of the changes in exchange rates during fiscal year 2007 and 2005, we recorded foreign currency transaction losses of approximately $9.8 million and $1.3 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction gains of approximately $5.4 million during fiscal year 2006.  These gains and losses arose primarily from the following U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling):

•	Cash and cash equivalents held in U.S. dollar-denominated accounts. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances.

•
U.S. dollar-denominated intercompany loans and U.S. dollar-denominated receivables.  On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and was exercised by us prior to the scheduled expiration on November 14, 2006, resulting in a net loss of $0.3 million.  On November 14, 2006, we entered into another derivative contract for the same amount and strike price that expired on May 14, 2007.  The fair value of this contract, which totaled $0.9 million as of March 31, 2007, is recorded as a derivative asset within other assets on our balance sheet.  The change in fair value of this contract from November 14, 2006 to March 31, 2007 resulted in a gain of $0.5 million, which served to offset a portion of the foreign currency transaction losses recorded during fiscal year 2007.  This contract expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the period subsequent to March 31, 2007.  On April 2, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from the British pound sterling to the U.S. dollar.  As a result of this change, our exposure to U.S. dollar denominated intercompany loans and advances across our organization has been significantly reduced.

•
Euro- and Nigerian Naira-denominated intercompany loans.  The economic effect of the foreign currency transaction losses during fiscal year 2007 was offset by a corresponding benefit during those periods reflected as a cumulative translation adjustment in stockholders’ investment on our condensed consolidated balance sheet.  Additionally, in April 2007 we significantly reduced our Euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.  We are evaluating alternatives to further mitigate these remaining foreign currency exchange exposures.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Fiscal Year Ended March 31,
	2007	2006	2005
High	$1.99	$1.92	$1.95
Average	1.89	1.79	1.85
Low	1.74	1.71	1.75

As of March 31, 2007, 2006 and 2005, the exchange rate was $1.96, $1.74 and 1.89, respectively.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Derivative Financial Instruments — All derivatives are recognized as either assets or liabilities and measured at fair value.  We do not speculate in derivatives and hedge only existing economic exposures.  We enter into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business.  Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year.  The purpose of our foreign currency hedging activities is to protect us from the risk that foreign currency outflows resulting from payments for services and parts to foreign suppliers will be adversely affected by changes in exchange rates.  See a discussion of our existing derivative financial instruments as of March 31, 2007 under “Foreign Currency Translation” above.  As of March 31, 2007, we had no other derivative financial instruments outstanding, and as of March 31, 2006, we had no derivative financial instruments outstanding.  Gains were recognized in earnings on foreign currency hedging contracts during fiscal year 2007 of $0.5 million.  No gains or losses were recognized in fiscal years 2006 or 2005.

Financial instruments may be designated as a hedge at inception where there is a direct relationship to the price risk associated with the related services and parts.  Hedge contracts are recorded at cost and periodic adjustments to fair market value are deferred and recorded as a component of equity in Other Comprehensive Income.  Settlements of hedge contracts are recorded to costs or revenue as they occur.  If the direct relationship to price risk ceases to exist, and a hedge is no longer deemed effective at reducing the intended exposure, fair value of a forward contract at that date is recognized over the remaining term of the contract.  Subsequent changes in the fair value of ineffective contracts are recorded to current earnings.

Stock-Based Compensation — See Note 8 for a discussion of our accounting for stock-based compensation arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal year 2007 and was adopted in the consolidated financial statements included in this Annual Report.  The adoption of SFAS No. 158 had no impact on our net income or comprehensive income.  The primary impact is the reflection of a net accrued pension liability ($113.1 million as of March 31, 2007) versus the prior presentation of showing the prepaid pension costs  separately from the accrued pension liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements will be separately disclosed by level within the fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category (recurring fair value measurements using significant unobservable inputs), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for fiscal year 2009 and interim periods therein.  We have not yet completed our evaluation of the impact of SFAS No. 157.

In September 2006, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”).  Reliance on either method in prior years could have resulted in misstatement of the financial statements.  SAB No. 108 requires both methods to be used in evaluating materiality.  Immaterial prior year errors may be corrected with the first filing of prior year financial

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

statements after adoption.  The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past.  SAB No. 108 is effective for fiscal year 2007 and was adopted in the consolidated financial statements included in this Annual Report.  The adoption of this bulletin had no impact on our consolidated results of operations, cash flows or financial position.

In September 2006, the FASB approved FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment.  Other previously acceptable methods of accounting for planned major overhauls and maintenance continue to be permitted.  The new requirements apply to our fiscal year 2008 and must be retrospectively applied.  The adoption of this staff position will not have a material impact on our consolidated results of operations, cash flows or financial position upon adoption.

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

Note 2 — ACQUISITIONS AND DISPOSITIONS

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations located in Titusville, Florida, and Concord, California, for $15.0 million in cash.  We also assumed $5.7 million of debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, when combined with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment beginning in the first quarter of fiscal year 2008.  Bristow Academy operates 51 aircraft (including 38 owned and 13 leased aircraft) and employs 122 people, including 48 flight instructors and is the only school approved to provide helicopter flight training to the Commercial Pilot level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  The Global Training division will support, coordinate, standardize, and in the case of the Bristow Academy schools, directly manage all flight and maintenance training activities within the Helicopter Services segment.

On November 30, 2006, we sold certain of the assets of our aircraft engine overhaul business, Turbo Engines, Inc. (“Turbo”), to Timken Alcor Aerospace Technologies, Inc. (“Timken”) for approximately $14.6 million ($13.2 million of which was received in cash upon closing of the transaction and $1.0 million of which was received in cash in March 2007), including estimated post-closing adjustments.  The sale was effective November 30, 2006 and resulted in a pretax gain of $0.1 million.  However, the transaction resulted in additional tax expense of $2.5 million related to non-deductible goodwill recorded at the time we acquired Turbo in 2001.  This additional tax expense resulted in an increase in our tax rate for fiscal year 2007 (see Note 7).  In conjunction with this sale, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through March 31, 2007, we purchased $0.7 million under this agreement.

On March 30, 2007, we sold our 50% ownership interest in Aeroleo Taxi Aereo S. A. (“Aeroleo”), resulting in a pre-tax gain of $2.5 million.  During fiscal year 2006, we recorded an impairment charge of $1.0 million to reduce the recorded value of our investment in the joint venture.  During fiscal years 2007, 2006 and 2005, we derived approximately $7.6 million, $8.0 million and $9.9 million, respectively, of leasing and other revenues from this joint venture.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In November 2004, we sold certain contracts held by a technical services subsidiary of ours to FB Heliservices Limited (“FBH”).  The remaining operations of the subsidiary were downsized by ceasing to perform certain services for third-parties that had generated poor financial results for the previous two years.  As a result of the downsizing, we reduced staffing levels by an additional 80 positions in our Eastern Hemisphere Centralized Operations (“EH Centralized Operations”) business unit over a nine-month period ending on December 31, 2004.  For fiscal years 2006 and 2005 we incurred approximately $0.3 million and $2.8 million, respectively, in severance costs.  No severance costs were incurred during fiscal year 2007.  Approximately $2.6 million and $0.5 million of costs incurred from November 2004 to date are included in Direct Cost and General and Administrative expense, respectively, in the consolidated statement of income and have been allocated to the Helicopter Services segment, specifically to our EH Centralized Operations business unit.

On July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties.  The acquisition included:  (1) the purchase of a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters and holds a Russian helicopter air operating certificate which is required for the business to operate helicopters and fixed-wing aircraft in Russia, and (2) a voting power of attorney (and in the event such power of attorney expires or is revoked, a call option to acquire the related shares for $3,200) over shares representing a 1.6% interest in Aviashelf.  In order to hold the air operator certificate, Aviashelf must be majority owned by Russian companies or Russian nationals; however, the agreements were structured to give Bristow Aviation effective control of the company through a majority voting interest.  In addition, under the provisions of the shareholders’ agreement, Bristow Aviation has control over many decisions that would be expected to be made in the ordinary course of business (including entering into loans, commitments and material transaction and incurring capital expenditures).  Simultaneously, through two newly formed 51%-owned companies, Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft, for an aggregate purchase price of $10.7 million.  With respect to all three companies, Bristow Aviation’s economic benefits in this venture are approximately 51%.  In addition, Bristow Aviation has a call/put option under which it can acquire an additional 9% interest in the 51%-owned companies and a 8.5% interest in Aviashelf (which includes the 1.6% of shares subject to the voting power of attorney) from other shareholders for $450,000 before June 15, 2007 and thereafter in accordance with a formula based on a defined multiple of gross operating profit.  Similarly, the same shareholders have a put option exercisable from June 2010 for a price equal to the greater of $450,000 or the same multiple of gross operating profit.  Bristow Aviation also charges the entities $660,000 in management fees annually.  The option regarding the 51%-owned companies has been exercised, and we expect the additional 9% interest will be transferred to us in the first quarter of fiscal year 2008.

The acquisition of Aviashelf was accounted for under the purchase method, and we have consolidated the results of Aviashelf from the date of acquisition based on our combined voting control and economic interest in the venture.  The acquisition was financed with $2.0 million of existing cash and the assumption of $8.7 million in debt.  Included in the debt assumed was $1.8 million due to a company that is affiliated with other shareholders of Aviashelf.  The purchase price was allocated to the assets and liabilities acquired based upon estimated fair value.  No goodwill was recorded.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

The pro forma effect of operations of the acquisitions and sales when presented as of the beginning of the periods presented were not material to our consolidated statements of income.

Note 3 — INVESTMENTS IN SIGNIFICANT AFFILIATES

Consolidated Affiliates

Bristow Aviation — On December 19, 1996, we, along with one of our subsidiaries, acquired 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt as further discussed below.  Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“Bristow Helicopters”).  Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights.  The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, we have £91.0 million (approximately $150 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $437.6 million as of March 31, 2007.  No interest payments have been paid through March 31, 2007.

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

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares.  Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified European investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement.  The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) regarding the suitability of the new holder of the Bristow Aviation shares.  The put/call agreement does not contain any provisions should the CAA not approve the new European investor.  However, we would work diligently to find a European investor suitable to the CAA.  The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our consolidated balance sheets as Minority Interest.  Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

deteriorate.  The call option price is the nominal value of the ordinary shares held by the minority shareholders (£1.0 million as of March 31, 2007) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  The Company can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing Minority Interest expense in our consolidated statements of income, with a corresponding increase in Minority Interest on our consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in Minority Interest on our consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to the Company.  The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

Changes in the balance for the minority interest associated with Bristow Aviation are as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Balance – beginning of fiscal year	$1,804	$2,130	$9,385
Payments to minority interest shareholders	(157)	(156)	(7,501)
Minority interest expense	163	155	210
Currency translation	232	(325)	36
Balance – end of fiscal year	$2,042	$1,804	$2,130

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

During September and October 2006, we conducted a public offering of 4,600,000 shares of our 5.50% mandatory convertible preferred stock, par value $0.01 per share and liquidation preference of $50.00 per share (the “Preferred Stock”)  (see Note 9).  Caledonia purchased an aggregate of 300,000 shares of the Preferred Stock in this offering at a price equal to the public offering price.  The underwriters for this offering received no discount or commission on the sale of these 300,000 shares to Caledonia

Bristow Caribbean Ltd. — Bristow Caribbean Ltd. (“Bristow Caribbean”) is a joint venture in Trinidad, in which we own a 40% interest with a local partner (60% interest).  Bristow Caribbean provides offshore helicopter services to customers of ours in Trinidad.  We control the significant management decisions of this entity, including the payment of dividends to our partner.  Bristow Caribbean operates 14 aircraft in Trinidad.  We consolidate this VIE as the primary beneficiary of the entity.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Bristow Helicopters Nigeria Ltd. and Pan African Airlines Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHN”) and Pan African Airlines Nigeria Ltd. (“PAAN”) are joint ventures in Nigeria with local partners, in which we own interests of 40% and 50%, respectively. BHN and PAAN provide helicopter services to customers in Nigeria.  We control the significant management decisions of these entities, including the payment of dividends to our partners.  We consolidate these VIEs as the primary beneficiaries of the entities.

Heliair Leasing Limited — Heliair Leasing Limited (“Heliair”) is a Cayman Islands company that owns two aircraft that it leases to BriLog Leasing Ltd., a wholly-owned subsidiary of ours.  In fiscal year 1999, Heliair purchased two aircraft with proceeds from two limited recourse term loans with a U.K. bank.  The term loans are secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  The sole purpose of Heliair was to finance the purchase of the two aircraft.  As a result of the guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on our consolidated balance sheet, effectively consolidating the VIE.  In May 2007, we will purchase one of the aircraft and intend to purchase the other aircraft in July 2007.  See further discussion of the limited recourse notes in Note 5.

Unconsolidated Affiliates

We have investments in three unconsolidated affiliates that are accounted for under the cost method as we are unable to exert significant influence over their operations:  Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche S.A. de C.V. (“Heliservicio”) (collectively, “HC”); and Petroleum Air Services (“PAS”).  We also have investments in several unconsolidated affiliates that we account for under the equity method: FBS Limited (“FBS”), FBH, FB Leasing Limited (“FBL”), collectively referred to as the FB Entities; Helicopter Leasing Associates, L.L.C. (“HLA”); Norsk Helikopter AS (“Norsk”); and Rotorwing Leasing Resources, L.L.C. (“RLR”).  Each of these entities is principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, with the exception of the FB Entities, whose activities are described in further detail below.

HC — We own a 49% interest in Hemisco, a Panamanian corporation, and Heliservicio, a Mexican corporation, that provide onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to other companies on a contract and ad hoc basis.  HC owns 3 aircraft and leases 11 aircraft from us, 6 aircraft from RLR and 3 aircraft from a third party to provide helicopter services to its customers.  HC is a VIE of which we are not the primary beneficiary.

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

After the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, HC, experienced difficulties during fiscal year 2006 in meeting its obligations to make lease rental payments to us and RLR.  During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected.  As of March 31, 2007, $0.7 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.8 million for amounts billed but not collected from HC.  During fiscal year 2007, we recognized revenue of $1.8 million upon receipt of payment from HC for amounts billed in fiscal year 2006 and recorded equity earnings from RLR of $2.3 million related to the receipt of payment by RLR from HC for amounts billed in fiscal year 2006.

Prior to June 30, 2006, we took several actions to improve the financial condition and profitability of HC, including relocating several aircraft to other markets, restructuring our profit sharing arrangement with our partner, and completing a recapitalization of Heliservicio on August 19, 2005.  In June 2006, Heliservicio began providing and operating three medium helicopters in support of PEMEX’s oil and gas operations under a two-year contract.  We will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

PAS — In Egypt, we operate through our 25% interest in PAS, an Egyptian corporation.  PAS provides helicopter and fixed wing transportation to the oil and gas industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 39 aircraft and leases 2 aircraft from us.

FB Entities — We own a 50% interest in the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012.  FBS and FBL own a total of 57 aircraft.

The FB Entities originated in 1996 when Bristow Aviation was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School, a then newly established training school for all branches of the British military, under a fifteen-year contract valued at approximately £500 million over the full term.  FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997.  Bristow Aviation and its partner have given joint and several guarantees of up to £15.0 million ($29.4 million) related to the performance of this contract.  Bristow Aviation has also guaranteed repayment of up to £10 million ($19.6 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above.  Since May 1997, the FB Entities have been awarded additional government work.  These entities together have purchased and modified 12 additional aircraft and maintain a staff of approximately 575 employees.

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

Norsk Helikopter AS — We own a 49% interest in Norsk, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea.  Norsk operated 12 aircraft, 5 of which are leased from us.  During the first quarter of fiscal year 2006, Norsk completed the acquisition of Lufttransport AS, a Norwegian company, and its sister company Lufttransport AB, a Swedish company, which collectively operate 26 aircraft and are engaged in providing air ambulance services in Scandinavia.

Rotorwing Leasing Resources, L.L.C. —  We own a 49% interest in RLR, a Louisiana limited liability company.  RLR owns six aircraft and leases three aircraft from us, all of which it leases to HC.

In July 2003, we sold six aircraft, at cost, to RLR.  RLR financed 90% of the purchase price of these aircraft through a five-year $31.8 million term loan (the “RLR Note”).  The RLR Note has $22.0 million remaining outstanding and is secured by the six aircraft, which have a cumulative carrying value of $26.5 million as of March 31, 2007.  The Company and other shareholder have provided guarantees of 49% and 51%, respectively, of the RLR Note outstanding as of the most recent July anniversary date.  As of March 31, 2007, the Company and other shareholder had guaranteed $11.7 million and $12.2 million, respectively.  In addition, the bank has a put option which the bank may exercise if the aircraft are not returned to the United States within 30 days of a default on the RLR Note.  Any such exercise would require us to purchase 100% of the RLR Note from the bank.  We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the bank of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us.  As of March 31, 2007, a liability of $0.7 million representing the fair value of this guarantee was reflected in our consolidated balance sheet in other liabilities and deferred credits.  The fair value of the guarantee is being amortized over the term of the RLR Note.

Aeroleo — In March 2007, we sold our 50% interest in Aeroleo, a Brazilian corporation, to our partners in the joint venture.  Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company and also serves other oil and gas companies.  Aeroleo leases seven aircraft from us under agreements that expire in calendar year 2007 and two aircraft from another affiliate of ours (discussed in Note 2 above) under agreements that expire in fiscal year 2010.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

We anticipate that once our existing agreements expire that we will evaluate the alternatives for these aircraft, which include leasing to other customers in Brazil, selling or relocating the aircraft.  Therefore, we expect to experience a substantial reduction in business activity in Brazil in future periods.

Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations.  Where we believe that it is probable that an investment will result, the costs associated with such investment evaluations are deferred and included in Investment in unconsolidated affiliates.  For each investment evaluated, an impairment of the deferred costs is recognized in the period in which we determine that it is no longer probable that an investment will be made.  In December 2006, we recorded expense of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable.  As of March 31, 2007, other costs associated with investment evaluations were not significant.

Our percentage ownership and investment balance for the unconsolidated affiliates is as follows (in thousands):

	Percentage	March 31,
	Ownership	2007	2006
Cost Method:
HC	49%	$7,017	$7,017
PAS	25%	6,286	6,286
Aeroleo	50% (1)	—	—
Other		1,046	725
Equity Method:
RLR	49%	1,724	1,911
HLA	50%	150	150
Norsk	49%	10,323	7,948
FB Entities	50%	20,011	15,542
Other		271	333
Total		$46,828	$39,912
____________

(1)	Includes a 30% interest in non-voting equity. Our investment in the entity was sold in March 2007.

Dividends from entities accounted for on the cost method were as follows (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005
HC	$—	$—	$610
PAS	2,500	2,500	2,500
Aeroleo	—	—	250
Other	137	180	—
	$2,637	$2,680	$3,360

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method of accounting is set forth below (in thousands):

	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Current assets	$129,428	$95,570
Non-current assets	304,940	309,036
Total assets	$434,368	$404,606
Current liabilities	$80,191	$68,604
Non-current liabilities	292,049	293,009
Equity	62,128	42,993
Total liabilities and equity	$434,368	$404,606

	Fiscal Year Ended March 31,
	2007	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$318,589	$248,576	$182,986
Gross profit	$45,906	$31,590	$37,320
Net income	$18,357	$8,282	$14,889

During fiscal years 2007, 2006 and 2005, revenue of $56.8 million, $56.2 million, and $66.4 million, respectively, was recognized for leased aircraft and other services provided by us to unconsolidated affiliates.  As of March 31, 2007 and 2006, $20.4 million and $20.5 million, respectively, were due from unconsolidated affiliates for services provided.

Note 4 — PROPERTY AND EQUIPMENT

During fiscal year 2007, we received proceeds of $26.2 million primarily from the disposal of 12 aircraft and certain other equipment, which together resulted in a net gain of $10.6 million.

During fiscal year 2006, we received proceeds of $16.8 million primarily from the disposal of one aircraft and certain equipment and from insurance recoveries associated with Hurricane Katrina damage, which together resulted in a gain of $0.1 million.

Additionally, on December 30, 2005, we sold nine other aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016.  See further discussion of this transaction in Note 6.

During fiscal year 2005, we received proceeds of $26.6 million primarily from the disposal of 10 aircraft and certain equipment, which resulted in a net gain of $5.9 million.  We also received proceeds of $15.1 million from the sale of seven aircraft and certain contracts in one of our technical services subsidiaries to FBH which resulted in a gain of $2.1 million.

Additionally, in January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar year 2005.  In connection with this purchase agreement, Eurocopter found a purchaser for five of our used large aircraft.  The proceeds from the sale of the five used aircraft and some surplus spares and short-term notes funded the purchase of the two new aircraft.  We took delivery of both of these aircraft during fiscal year 2006.  With respect to the portion funded by the trade-in of the five used aircraft, this transaction was accounted for as a non-monetary exchange of similar productive assets and as such, no gain or loss was recognized on the transaction.  The two new aircraft were valued at $18.7 million each, totaling $37.4 million.

During fiscal years 2007 and 2006 certain of our aircraft were reclassified as held for sale and presented within prepaid expense and other current assets on our consolidated balance sheet.  As of March 31, 2007 and 2006, we had 12 and 8 aircraft, respectively, classified as held for sale included in prepaid expense and other current assets for $8.5 million and $2.6 million, respectively.  We recorded impairment charges of $0.1 million and $0.5 million during fiscal years 2007 and 2006, respectively, related to the reduction of the carrying value of these aircraft to their fair values.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 5 — DEBT

Debt as of March 31, 2007 and 2006 consisted of the following (in thousands):

	March 31,
	2007	2006
6 1/8% Senior Notes due 2013	$230,000	$230,000
Limited recourse term loans	18,848	20,023
Hemisco Helicopters International, Inc. note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	389	647
Sakhalin debt.	4,065	5,667
Short-term notes	—	3,179
Total debt	259,082	265,296
Less short-term borrowings and current maturities of long-term debt	(4,852)	(17,634)
Total long-term debt	$254,230	$247,662

Senior Notes — On June 20, 2003, we completed a private placement of $230.0 million 6 1/8% Senior Notes due 2013 (“Senior Notes”).  These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The Senior Notes are guaranteed by certain of our U.S. subsidiaries.  The indenture to the Senior Notes restricts, among other things, our payment of cash dividends to stockholders.  The Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to June 2008 is subject to a make-whole premium and any payment or re-financing after June 2008 but prior to June 2011 is subject to a prepayment premium (approximately 103%, 102% and 101% in June 2008, 2009 and 2010, respectively).

Limited Recourse Term Loans — These two limited recourse term loans were created in connection with sale and lease transactions for the two aircraft entered into with Heliair in fiscal year 1999.  The term loans are secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we have provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans are reflected on our consolidated balance sheet.  The term loans provide for rates of interest payable to the bank of 7.1% and 7.2%, quarterly amortization payments totaling $0.6 million and balloon payments of $9.8 million and $9.2 million in March 2007 and July 2007.  The limited recourse term loan payment due in March 2007 was deferred through agreement with the bank.  Interest on the deferred payment due March 2007 is being charged at LIBOR plus a margin of 1.25%.  In May 2007, we completed a long-term financing of which a portion of the proceeds will be used to repay the March 2007 maturity of the term loans.  The remainder of the proceeds will be used to repay the July 2007 maturity of the term loans.  As a result of the completion of this financing, we have classified all but the current portion due under the new debt as long-term in our consolidated balance sheet as of March 31, 2007.  See Note 3 for a discussion of our relationship with Heliair.

Hemisco Helicopters International, Inc. — As discussed in Note 3 above, in order to improve the financial condition of Heliservicio, we and our joint venture partner, Compania Controladora de Servicios Aeronauticos, S.A. de C.V. (“CCSA”), completed a recapitalization of Heliservicio on August 19, 2005.  As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CCSA, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital.  The $4.4 million note owed by us to Hemisco bears interest at 3% annually and is due on July 31, 2015.

Short-term advance from a customer — This advance represents a reimbursement for value added taxes in Kazakhstan paid by the Company, the obligation for which is currently under dispute between us and the customer and the taxing authority.  The advance is non-interest bearing and will be repaid to the customer as taxes are refunded to us by the applicable governmental agency.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note to Sakhalin Aviation Services Ltd. (“SASL”) — This note was assumed by us in connection with the acquisition of a Russian helicopter company which is further discussed in Note 2.  SASL is the former owner of the purchased company, and this amount represents advances made to us by SASL.  The advances are in the form of a non-interest bearing note with no specific repayment terms.  In August 2006, the note issued to Sakhalin was replaced with a new note to SASL that is being repaid over a three-year period.  As with the original note, the new note is non-interest bearing.

Sakhalin Debt — On July 16, 2004, we assumed various existing liabilities that were outstanding and secured against assets purchased as part of our acquisition of a business in Sakhalin, Russia.  See Note 2 for further discussion of the acquisition.  Two promissory notes totaling $1.1 million as of March 31, 2007 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in 2009 and 2010.  The other liabilities assumed include a finance lease on an aircraft totaling $0.2 million as of March 31, 2007, with an interest rate of 6.5% and expiring in fiscal year 2008; and a finance lease on an aircraft totaling $2.6 million as of March 31, 2007, with an interest rate of 8.5% and expiring in fiscal year 2008 with a final termination payment of $2.0 million.

Short-term notes — The short-term notes of $3.2 million outstanding as of March 31, 2006 related to the remaining balance due of €2.7 million borrowed from Eurocopter in August 2005 in connection with a purchase of aircraft.  In April 2006, we paid the remaining balance due on these notes.

Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”).  The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6 1/8% Senior Notes due 2013 receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade).  As of March 31, 2007, our Moody’s and Standard & Poor’s ratings were Ba2 and BB, respectively, which are two levels below the investment grade ratings of Baa3 and BBB−, respectively.  In May 2007, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $325 million.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions.  The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin.  “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum.  The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating.  Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings.  Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of March 31, 2007.  There is also a commitment fee of 0.25% on undrawn borrowing capacity.  Interest is payable at least quarterly, and the Credit Facilities mature in August 2011.  Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group Inc. and the guarantor subsidiaries, and the capital stock of certain of our principal foreign subsidiaries (See Note 12).

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

As of March 31, 2007, we had $4.7 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

U.K. Facilities — As of March 31, 2007, Bristow Aviation had a £6.0 million ($11.8 million) facility for bank guarantees, of which £0.3 million ($0.6 million) was outstanding, and a £1.0 million ($2.0 million) net overdraft facility, under which no borrowings were outstanding.  Both facilities are with a U.K. bank.  The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum.  Borrowings

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount.  The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank.  The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

RLR Note — As discussed in Note 3 above, we guaranteed 49% of the RLR Note ($11.7 million).  In addition, we have given the bank a put option which the bank may exercise if the aircraft are not returned to the U.S. within 30 days of a default on the RLR Note.

Surety Bond — We have provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of March 31, 2007, surety bonds denominated in Mexican pesos with an aggregate value of 38.7 million Mexican pesos ($3.5 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.7 million were outstanding.

Other Matters — Aggregate annual maturities for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal Year ending March 31
2008	$4,852
2009	5,104
2010	2,631
2011	2,336
2012	2,301
Thereafter	241,858
$259,082

Interest paid in fiscal years 2007, 2006 and 2005 was $16.1 million, $16.2 million and $17.0 million, respectively.  Capitalized interest was $6.4 million, $2.4 million and $1.3 million in fiscal years 2007, 2006 and 2005, respectively.

The estimated fair value of our total debt as of March 31, 2007 and 2006 was $241.8 million and $252.6 million, respectively, based on quoted market prices for the publicly listed 6 1/8% Senior Notes and the carrying value for all our other debt, which approximates fair value.

Note 6 — COMMITMENTS AND CONTINGENCIES

Sale and Leaseback Financing —  On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016.  Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5% for the first 60 months.  Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases in aggregate.  Each lease has a purchase option upon expiration, an early purchase option at 60 months (December 2010), and an early termination option at 24 months (December 2007).  The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate.  There was a deferred gain on the sale of the aircraft in the amount of $10.8 million in aggregate.  The deferred gain is being amortized as a reduction in lease expense over the 10 year lease in proportion to the rent payments.  Additional collateral in the amount of $11.8 million, which consists of five aircraft and a $2.5 million letter of credit, was provided until the conclusion of the SEC investigation related to the Internal Review.  The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft.  As of March 31, 2007, we had 31 aircraft on order and options to acquire an additional 52 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating margin.
	Fiscal Year Ending March 31,
	2008		2009		2010	2011	2012-2013	Total
Commitments as of March 31, 2007:
Number of aircraft:
Small	2		—		—	—	—	2
Medium	12		3		—	—	—	15
Large	8		6		—	—	—	14
	22	(1)	9	(2)	—	—	—	31
Related expenditures (in thousands) (3)	$242,306		$89,330		$—	$—	$—	$331,636
Options as of March 31, 2007:
Number of aircraft:
Medium	—		1		9	8	12	30
Large	—		5		11	6	—	22
	—		6		20	14	12	52
Related expenditures (in thousands) (3)	$46,107		$191,063		$288,075	$131,811	$82,605	$739,661
___________

(1)	Signed customer contracts are currently in place for 11 of these 22 aircraft.

(2)	No signed customer contracts are currently in place for these 9 aircraft.
(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2007:

	Three Months Ended
	June 30, 2006		September 30, 2006		December 31, 2006		March 31, 2007
	Orders	Options	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	53	37	51	37	47	37	42	35
Aircraft delivered	(2)	—	(4)	—	(10)	—	(9)	—
Aircraft ordered	—	—	—	—	8	(5)	7	(4)
New options	—	—	—	—	—	—	—	18
Orders converted to options	—	—	—	—	(3)	3	(9)	9
Expired options	—	—	—	—	—	—	—	(6)
End of quarter	51	37	47	37	42	35	31	52

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Operating Leases — We have noncancelable operating leases in connection with the lease of certain equipment, land and facilities, including the leases with a subsidiary of General Electric Capital Corporation discussed above.  Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $18.8 million, $12.1 million and $9.8 million in fiscal years 2007, 2006 and 2005, respectively.  As of March 31, 2007, aggregate future payments under noncancelable operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal year ending March 31,
2008	$9,380
2009	8,556
2010	8,546
2011	8,717
2012	9,333
Thereafter	32,696
$77,228

Collective Bargaining Agreement — We employ approximately 300 pilots in our North America operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005.  The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several other benefit plans.

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K., and we currently expect that labor rates under our existing contracts could increase 4-5% starting in July 2007 through June 2008.  We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

We are also currently involved in annual contract negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations.

We are also currently involved in discussions with the pilot’s union in Australia, and we currently expect that the labor rates on our existing contracts could increase 10-14% starting in fiscal year 2008.

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

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2007, approximately 1,820,000 shares of our Common Stock were held by persons with foreign addresses.  These shares represented approximately 7.7% of our total outstanding common shares as of March 31, 2007.  Because a substantial portion of our Common Stock and our Preferred Stock is publicly traded, our foreign ownership may fluctuate on each trading day.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

We took remedial actions, including correcting underreported payroll taxes, disclosing to certain customers inappropriate payments made to customer personnel and terminating certain agency, business and joint venture relationships.  We also took steps to reinforce our commitment to conduct our business with integrity by creating an internal corporate compliance function, instituting a new code of business integrity, and developing and implementing a training program for all employees.  In addition to the disciplinary actions referred to above, we took steps to strengthen our control environment by hiring new key members of senior and financial management, including persons with appropriate technical accounting and legal expertise, expanding our corporate finance group and internal audit staff, realigning reporting lines within the accounting function so that field accounting reports directly to the corporate accounting function instead of operations management, and improving the management of our tax structure to comply with its intended design.  Our compliance program is in full operation, and clear corporate policies have been established and communicated to our relevant personnel.

We have communicated the Audit Committee’s conclusions with respect to the findings of the Internal Review to regulatory authorities in the jurisdictions in which the relevant activities took place where appropriate.  Until final resolution of all of these issues, such disclosure may result in legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries.  To the extent that violations of the law may have occurred in countries in which we operate, related proceedings could also result in sanctions requiring us to curtail our business operations in one or more such countries for a period of time and affect or limit our ability to export our aircraft from such countries.

Although we recorded an accrual of $3.0 million for the expected outcome, we cannot predict the ultimate outcome of the SEC investigation, nor can we predict whether other applicable U.S. and foreign governmental authorities will initiate separate investigations.  The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings involving us and/or

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions.  It is not possible to accurately predict at this time when matters relating to the SEC investigation will be completed, the final outcome of the SEC investigation, what if any actions may be taken by the SEC or by other governmental agencies in the U.S. or in foreign jurisdictions, or the effect that such actions may have on our consolidated financial statements.  As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal years 2007, 2006 and 2005, we incurred approximately $3.1 million, $10.5 million and $2.2 million, respectively, in legal and other professional costs in connection with the Internal Review.

In addition, we face legal actions relating to remedial actions which we have taken as a result of the Internal Review, and may face further legal action of this type in the future.  In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We have responded to this claim and are continuing to investigate this matter.

Document Subpoena from U.S. Department of Justice — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”).  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In connection with this matter, we incurred $1.9 million and $2.6 million in legal and other professional fees in fiscal years 2007 and 2006, respectively, and significant expenditures may continue to be incurred in the future.

Environmental Contingencies — The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas, in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana, in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California, in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001.  The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but we have not yet received this settlement proposal.  Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Hurricanes Katrina and Rita — As a result of hurricanes Katrina and Rita in the fall of 2005, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage.  In particular, hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and hurricane Rita severely damaged the Creole, Louisiana, base and flooded the Intracoastal City, Louisiana, base.  These facilities have since been reopened.  Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we believe that it is probable that we will receive a total of $2.8 million in insurance recoveries ($1.9 million has been received thus far).  We recorded a $0.2 million net gain during fiscal year 2006, ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.

Aircraft Repurchase Commitments — During November 2002, we sold assets related to our activities in Italy.  In connection with this sale, we also agreed to acquire ownership of three aircraft used in the Italy operations and currently leased from unrelated third parties at future dates, and transfer ownership to the buyer.  As part of this arrangement, we agreed to exercise our purchase option at the conclusion of each lease and to sell these aircraft to the buyer for an aggregate sales price of €8.8 million ($11.4 million).  During fiscal year 2005, leases with one of the third parties were terminated and the sale to the buyer closed on two of these aircraft, resulting in the recognition of a $2.3 million gain.  We exercised the purchase option on the remaining aircraft and completed the sale during fiscal year 2007, resulting in a gain of $2.2 million.

Supply Agreement with Timken — As discussed in Note 2, in conjunction with the sale of certain of the assets of Turbo to Timken, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through March 31, 2007, we purchased $0.7 million under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($19.6 million) of the debt of FBS and $11.7 million of the debt of RLR, both unconsolidated affiliates.  See discussion of these commitments in Note 3.  As of March 31, 2007, we have recorded a liability of $0.7 million representing the fair value of the RLR guarantee, which is reflected in our consolidated balance sheet in other liabilities and deferred credits.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of March 31, 2007, surety bonds denominated in Mexican pesos with an aggregate value of 38.7 million Mexican pesos ($3.5 million) and  surety bonds denominated in U.S. dollars with an aggregate value of $1.7 million were outstanding.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following table summarizes our commitments under these guarantees as of March 31, 2007:

Amount of Commitment Expiration Per Period
Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Thereafter
(In thousands)
$36,036	$4,690	$11,716	$19,630	$—

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible.  We are a defendant in certain claims and litigation arising out of operations in the normal course of business.  In the opinion of management, uninsured losses, if any, not be material to our financial position, results of operations or cash flows.

Note 7 — TAXES

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Foreign tax credits	$35,910	$39,010
Accrued pension liability	61,658	74,445
Maintenance and repair	9,898	7,694
Deferred revenues	3,028	3,990
Other	7,048	11,952
Valuation allowance	(9,417)	(13,380)
Total deferred tax assets	108,125	123,711
Deferred tax liabilities:
Property and equipment	(169,957)	(153,859)
Inventories	(13,172)	(10,559)
Prepaid pension costs	—	(20,289)
Investments in unconsolidated affiliates	(14,889)	(10,367)
Other	(3,807)	(1,943)
Total deferred tax liabilities	(201,825)	(197,017)
Net deferred tax liabilities	$(93,700)	$(73,306)

Certain of the above components have changed due to fluctuations in foreign currency exchange rates.

As of result of the adoption of SFAS No. 158 in this Annual Report, the presentation of the deferred tax assets and liabilties associated with the related pension items has changed.  Since the prepaid pension costs are no longer separately stated from the accrued pension liabilities under SFAS No. 158, the related deferred tax assets and liabilities are no longer separately presented and have been presented as one combined net asset amount in the table above as of March 31, 2007.  See further discussion of the adoption of SFAS No. 158 in Note 1.

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources.  However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income.  The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years.  As of March 31, 2007 and 2006, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits.  Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

A portion of the above foreign tax credit asset represents the expected U.S. foreign tax credit that would result from the recognition of foreign deferred tax liabilities.  As such, the credit may not be claimed on the U.S. income tax return until such time that the related foreign deferred tax liabilities become current.  As of March 31, 2007 and 2006, $27.9 million and $22.5 million, respectively, of the above foreign deferred tax asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

As of March 31, 2007, our U.S. foreign tax credit carryovers generated by fiscal year and the related expiration dates of those credits if they were to expire unutilized are as follows:

Fiscal Year Generated	Amount of Carryover	Expiration Date
	(In thousands)
2003	$3,336	March 31, 2013
2004	2,140	March 31, 2014
Total carryover to fiscal year 2008	$5,476

The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2007, 2006 and 2005 are as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Domestic	$31,785	$9,424	$20,375
Foreign	83,953	65,211	53,230
Total	$115,738	$74,635	$73,605

The provision for income taxes for fiscal years 2007, 2006 and 2005 consisted of the following:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Current:
Domestic	$(1,441)	$2,966	$3,634
Foreign	21,824	12,225	16,361
	20,383	15,191	19,995
Deferred:
Domestic	18,614	(1,328)	12,710
Foreign	5,332	3,616	(10,870)
	23,946	2,288	1,840

Increase (decrease) in valuation allowance	(3,963)	(872)	—
Total	$40,366	$16,607	$21,835

The reconciliation of U.S. Federal statutory and effective income tax rates is shown below:

	Fiscal Year Ended March 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Foreign earnings taxed at rates other than the U.S. rate	10.7%	5.1%	3.3%
Foreign earnings indefinitely reinvested abroad	(8.4)%	(22.7)%	(8.8)%
Foreign earnings repatriated at reduced U.S. rate	—%	5.3%	—%
Change in valuation allowance	(3.4)%	(1.2)%	0.0%
State taxes provided	0.3%	1.7%	0.4%
Taxes related to goodwill recognized upon the disposition of Turbo (Note 2)	2.2%	—%	—%
Other, net	(1.5)%	(0.9)%	(0.2)%
Effective tax rate	34.9%	22.3%	29.7%

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The U.S. Internal Revenue Service has examined our U.S. Federal income tax returns for all years through 1996.  All tax years through 2002 have been closed, either through settlement or expiration of the statute of limitations.  An examination of the Company’s U.S. income tax return for the fiscal year ended March 31, 2004 recently began.  As the examination is in its early stages, we have not been notified of any proposed adjustments to our U.S. taxable income for the year under audit to date.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes.  Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations judicial decisions and administrative interpretations of the local tax authority.  As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken.  We believe that the settlement of any such amounts would not have a significant impact on our consolidated financial position, results of operations and/or liquidity.  In fiscal years 2007, 2006 and 2005, we reversed $3.4 million, $11.4 million and $3.7 million, respectively, of reserves for tax contingencies as a result of the expiration of the related statutes of limitations.

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $56.6 million and $35.1 million as of March 31, 2007 and 2006, respectively.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.  Therefore, no accrual of income tax has been made for fiscal year 2007 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year.  Withholding taxes, if any, upon repatriation would not be significant.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted in October 2004, included a provision creating a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85% deduction for certain dividends paid by controlled foreign corporations of U.S. corporations.  The deduction is subject to a number of limitations and requirements, one of which is to adopt a Domestic Reinvestment Plan (“DRIP”) to document planned reinvestments of amounts equal to the foreign earnings repatriated under the Jobs Act.  The favorable U.S. tax treatment of repatriations under the Jobs Act applied to qualifying distributions that we received through March 31, 2006.  In September 2005, our senior management approved a DRIP, as required by the Jobs Act, documenting our plan to repatriate up to a maximum of $75 million of previously unremitted foreign earnings from our foreign subsidiaries.  Our Board of Directors subsequently approved the plan in November 2005.  Through March 31, 2006, we received distributions intended to qualify under the Jobs Act totaling $46.1 million from one of our foreign subsidiaries.  After consideration of the 85% dividends received deduction, $11.4 million of the distribution is taxable in the U.S. resulting in a current tax liability of $4.0 million, which has been reflected in our tax position for fiscal year 2006.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions.  This benefit is recorded directly to additional paid-in-capital and does not reduce our effective income tax rate.  The tax benefit for fiscal years 2007, 2006 and 2005 totaled approximately $1.1 million, $0.3 million and $2.9 million, respectively.

Income taxes paid during fiscal years 2007, 2006 and 2005 were $21.6 million, $31.3 million and $21.6 million, respectively.

Note 8 — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans — We currently have two qualified defined contribution plans, which cover substantially all employees other than Bristow Aviation employees.

The Bristow Group Inc. Employee Savings and Retirement Plan (“Bristow Plan”) covers Corporate and Air Logistics or “AirLog” employees.  Under the Bristow Plan, we match each participant’s contributions up to 3% of the employee’s compensation.  In addition, under the Bristow Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.

The Grasso Production Management, Inc. Thrift & Profit Sharing Trust covers eligible Grasso Production Management, Inc. employees.  We match each participant’s contributions up to 3% of the employee’s compensation, plus a 50% match of contributions up to an additional 2% of compensation.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Bristow Helicopters (a wholly owned subsidiary of Bristow Aviation) and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have defined benefit pension plans, which covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997.  The plans are closed to future accrual and any deficits are funded by contributions by Bristow Helicopters and BIAGL.  A defined contribution plan has replaced the defined benefit plans for future accrual.  The defined benefits were based on the employee’s annualized average last three years’ pensionable salaries up to the date of closure for future accrual.  Plan assets are held in separate trustee administered funds, which are primarily invested in equities and bonds in the U.K.  This plan limits the rate of annual increases in pensionable salary to the lesser of (a) annual increases in a retail price index or (b) 5%.

For members of the two closed defined benefits plans, through December 31, 2004, Bristow Helicopters contributed 5% of a participant’s non-variable salary to a defined contribution section of the plan.  The participant is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution.  Beginning in January 2005, Bristow Helicopters’ contribution increased to a maximum of 7% of a participant’s non-variable salary, and in April 2006, the maximum employer contribution into the scheme was increased to 7.35% for pilots.  In addition, there are three defined contribution plans for staff who were not members of the original benefit plans, two of which are closed to new members.

Our contributions to our defined contribution plans were $8.2 million, $7.2 million and $6.3 million for fiscal years 2007, 2006 and 2005, respectively.

As discussed in Note 1, on March 31, 2007, we adopted SFAS No. 158.  The following table reflects the effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of March 31, 2007 (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Prepaid pension cost	$50,027	$(50,027)	$—
Minimum liability for pension benefits	163,096	(50,027)	113,069
Accumulated other comprehensive income	163,096	—	163,096

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

	Fiscal Year Ended
	March 31,
	2007	2006
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$429,085	$422,169
Service cost	261	280
Interest cost	22,703	21,326
Actuarial loss	9,162	36,294
Benefit payments and expenses	(17,547)	(16,466)
Effect of exchange rate changes	55,723	(34,518)
Projected benefit obligation (PBO) at end of period	$499,387	$429,085
Change in plan assets:
Market value of assets at beginning of period	$329,771	$300,713
Actual return on assets	20,347	61,220
Employer contributions	10,832	9,539
Benefit payments and expenses	(17,547)	(16,466)
Effect of exchange rate changes	42,915	(25,235)
Market value of assets at end of period	$386,318	$329,771
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$499,387	$429,085
Projected benefit obligation (PBO)	$499,387	$429,085
Fair value of assets	(386,318)	(329,771)
Net recognized pension liability	$113,069	$99,314
Amounts recognized in accumulated other comprehensive income	$163,096	$136,521

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$261	$280	$288
Interest cost on PBO	22,703	21,326	20,721
Expected return on assets	(23,490)	(19,401)	(19,243)
Prior service costs	—	—	340
Amortization of unrecognized losses	3,641	3,649	3,403
Net periodic pension (benefit) cost	$3,115	$5,854	$5,509

The amount recognized in accumulated other comprehensive income as of March 31, 2007 and 2006 consists entirely of net actuarial losses.

The amount in accumulated other comprehensive income as of March 31, 2007 expected to be recognized as a component of net periodic pension cost in fiscal year 2008 is $3.9 million, net of tax, and represents amortization of the net actuarial losses.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Actuarial assumptions used to develop these components were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
Discount rate	5.30%	4.95%	5.45%
Expected long-term rate of return on assets	6.60%	6.90%	7.00%
Rate of compensation increase	3.00%	2.70%	2.70%

The expected rate of return assumptions have been determined following consultation with our actuarial advisors.  In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.

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

The market value of the plan assets as of March 31, 2007 and 2006 was allocated between asset classes as follows.  Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

		Actual Allocation
	Target	as of March 31,
Asset Category	Allocation	2007	2006
Equity securities	66.0%	67.8%	66.6%
Debt securities	34.0%	31.7%	33.3%
Other assets	0.0%	0.5%	0.1%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments over each of the next five fiscal years from March 31, 2007 and in aggregate for the following five fiscal years after fiscal year 2012, including life assurance premiums, are as follows:

Projected Benefit Payments by the Plan for Fiscal Years Ending March 31,	Payments
(In thousands)
2008	$20,612
2009	20,808
2010	21,200
2011	21,593
2012	22,575
Aggregate 2013 – 2017	126,417

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes.  In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes.  We will increase our contributions to the plans for the year ending March 31, 2008 to $14.4 million.

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

On May 3, 2007, our Board of Directors approved the Bristow Group Inc. 2007 Long Term Incentive Plan (“2007 Plan”) subject to approval of our stockholders at our annual meeting of stockholders to be held on August 2, 2007.  The number of shares of Common Stock to be reserved under the 2007 Plan and available for incentive awards under the 2007 Plan is 1,200,000.  Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.  If the 2007 Plan is approved by our stockholders, then no further awards will be made under the 2004 Plan, and once the number of shares available for award under the 2003 Director Plan have been awarded, no further awards will be made under that plan.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

The adoption of SFAS No. 123(R) on April 1, 2006 had the effect of reducing our income before provision for income taxes and minority interest and net income from that which would have been reported if we had continued to account for stock-based compensation under APB No. 25 as follows:

Fiscal Year Ended
March 31, 2007
(In thousands)
Reduction in income before provision for income taxes and minority interest	$2,527
Reduction in net income	1,643

Basic and diluted earnings per share were impacted by the adoption of SFAS No. 123(R) as follows:

Fiscal Year Ended
March 31, 2007
As reported:
Basic	$2.87
Diluted	2.74
If SFAS No. 123(R) were not adopted:
Basic	$2.94
Diluted	2.80

Total share-based compensation expense, which includes stock options and restricted stock units, was $4.9 million, $0.6 million and $0.2 million for fiscal years 2007, 2006 and 2005, respectively.  Stock-based compensation expense has been allocated to our various business units.

Under our stock option plans there are 1,135,240 shares of Common Stock reserved for issuance as of March 31, 2007, of which 405,565 shares are available for future grants.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

A summary of our stock options as of March 31, 2007, 2006 and 2005 and changes during the periods ended on those dates is presented below:

	Weighted Average	Number
	Exercise Price	of Shares
Balance as of March 31, 2004	$18.48	1,112,000
Granted	26.25	409,500
Exercised	18.14	(683,487)
Expired or cancelled	19.82	(6,500)
Balance as of March 31, 2005	22.59	831,513
Granted	30.87	192,015
Exercised	19.35	(70,765)
Expired or cancelled	21.39	(139,000)
Balance as of March 31, 2006	24.90	813,763
Granted	34.78	196,000
Exercised	20.08	(196,672)
Expired or cancelled	29.08	(49,790)
Balance as of March 31, 2007	28.42	763,301

As of March 31, 2007, 2006 and 2005, the number of options exercisable under the stock option plans was 454,540, 407,723 and 358,901, respectively, and the weighted average exercise price of those options was $26.54, $23.03 and $20.30, respectively.  Stock options granted to employees under the 1994 and 2004 Plans during fiscal years 2007, 2006 and 2005 vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant.  Stock options granted to non-employee directors under the 1991 and 2003 Directors Plans vest after six months.

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Wgtd. Avg.	Wgtd. Avg.		Wgtd. Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contr. Life	Price	Exercisable	Price

$11.13 - $19.76	85,000	4.74	$18.20	85,000	$18.20
$21.15 - $29.82	349,800	7.46	25.47	217,009	24.61
$30.25 - $37.31	328,501	8.77	34.21	157,531	31.06
	763,301	7.72	28.42	459,540	26.54

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal year 2007.

Fiscal Year
Ended March 31, 2007
Risk free interest rate	5.0% - 5.2%
Expected life (years)	4
Volatility	30% - 34%
Dividend yield	—

The weighted average grant date fair value of options granted during fiscal year 2007 was $12.01 per option.  Unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.1 million as of March 31, 2007, relating to a total of 303,761 unvested stock options under our stock option plans.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.56 years.  The total fair value of options vested during fiscal year 2007 was approximately $1.7 million.

The total intrinsic value, determined as of the date of exercise, of options exercised for fiscal years 2007, 2006 and 2005 was $3.2 million, $0.8 million and $10.4 million, respectively.  The total amount of cash that we received from option exercises for fiscal years 2007, 2006 and 2005 was $3.9 million, $1.4 million and $12.4 million, respectively.  The total tax benefit attributable to options exercised during fiscal year 2007 was $1.1 million.

SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.  The excess tax benefits from stock-based compensation of $1.1 million as reported on our consolidated statement of cash flows in financing activities for fiscal year 2007 represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

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

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements.  The estimated service period is reassessed quarterly.  Changes in this estimate may cause the timing of expense recognized in future periods to accelerate.  Compensation expense related to awards of restricted stock units for fiscal years 2007, 2006, and 2005 was $2.4 million, $0.6 million and $0.2 million, respectively.

The following is a summary of non-vested restricted stock units as of March 31, 2007 and changes during fiscal year 2007:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Units	Per Unit
Non-vested as of March 31, 2006	198,200	$24.32
Granted	200,480	35.08
Forfeited	(22,640)	31.81
Vested	(4,100)	34.25
Non-vested as of March 31, 2007	371,940	32.20

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.3 million as of March 31, 2007, relating to a total of 371,940 unvested restricted stock units.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 3.67 years.
Prior Period Pro Forma Presentation — The following table illustrates the effect on net income and earnings per share for fiscal years 2006 and 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Fiscal Year Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net income, as reported	$57,809	$51,560
Stock-based employee compensation expense included in reported net income, net of tax	476	275
Stock-based employee compensation expense, net of tax	(1,758)	(2,442)
Pro forma net income	$56,527	$49,393
Basic earnings per common share:
Earnings per common share, as reported	$2.48	$2.24
Stock-based employee compensation expense, net of tax	(0.06)	(0.10)
Pro forma basic earnings per common share	$2.42	$2.14
Diluted earnings per common share:
Earnings per common share, as reported	$2.45	$2.21
Stock-based employee compensation expense, net of tax	(0.06)	(0.10)
Pro forma diluted earnings per common share	$2.39	$2.11

Other Compensation Plans — The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance.  Participants are permitted to receive all or any part of their annual incentive bonus in the form of shares of restricted stock in accordance with the terms of the 1994 Plan.  The bonuses related to this plan were $4.9 million, $3.9 million and $2.7 million for fiscal years 2007, 2006 and 2005, respectively.  There were no shares of restricted stock outstanding as of March 31, 2007 related to the Annual Plan.

In January 2004, we instituted a new non-qualified deferred compensation plan for our senior executives.  Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date.  In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf.  The assets of the plan are held in a rabbi trust and are subject to our general creditors.  As of March 31, 2007, the amount held in trust was $2.3 million.

Note 9 —  STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

On November 15, 2006, our Board of Directors declared a dividend of $0.65694 per share of Preferred Stock issued and outstanding at the close of business on December 1, 2006, which was paid on December 15, 2006.  On February 15, 2007, our Board of Directors declared a dividend of $0.6875 per share of Preferred Stock issued and outstanding at the close of business on March 1, 2007, which was paid on March 15, 2007.  The net amount of cash dividends paid of $6.1 million (which was reduced for dividends accrued on the overallotment shares prior to their issuance) is included as a financing cash outflow in our consolidated cash flow statement for fiscal year 2007 and resulted in a corresponding reduction in retained earnings as of March 31, 2007.  Additionally, on May 3, 2007, our Board of Directors declared a dividend of $0.6875 per share of Preferred Stock issued and outstanding at the close of business on June 1, 2007.

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

The total number of authorized shares of Common Stock reserved as of March 31, 2007 was 10,139,359.  These shares are reserved in connection with our Preferred Stock and our stock-based compensation plans, and in conjunction with prior acquisitions.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per common share for fiscal years 2007, 2006 and 2005 excluded options to purchase 256,773, 100,235 and 45,712 shares, respectively, at weighted average exercise prices of $34.14, $33.70 and $33.47, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per share for fiscal year 2007 also included weighted average shares resulting from the assumed conversion of the Preferred Stock at the conversion rate that results in the most dilution: 1.4180 shares of Common Stock for each share of Preferred Stock.  The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended March 31,
	2007	2006	2005
Net income (in thousands):
Income available to common stockholders - basic	$67,539	$57,809	$51,560
Preferred Stock dividends	6,633	—	—
Income available to common stockholders - diluted	$74,172	$57,809	$51,560
Shares:
Weighted average number of common shares outstanding-basic	23,496,253	23,341,315	23,040,565
Assumed conversion of Preferred Stock outstanding during the period	3,420,621	—	—
Net effect of dilutive stock options and restricted stock units based on treasury stock method	137,880	262,877	340,003
Weighted average of common shares outstanding - diluted	27,054,754	23,604,192	23,380,568
Basic earnings per share	$2.87	$2.48	$2.24
Diluted earnings per share	$2.74	$2.45	$2.21

NOTE 10 — SEGMENT INFORMATION

We conduct our business in two segments: Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through seven business units within those divisions: North America and South and Central America within the Western Hemisphere, and Europe, West Africa, Southeast Asia, Other International and EH Centralized Operations within the Eastern Hemisphere.

Our EH Centralized Operations business unit is comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses.  These operations are not included within any other business unit as they are managed centrally by our Eastern Hemisphere management separate and apart from these other operations.

We provide Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name.

As discussed in Note 2, on April 2, 2007, we acquired all of the common equity of HAI, a leading flight training provider with operations in Titusville, Florida, and Concord, California.  Upon purchase, HAI was renamed Bristow Academy, which, when combined with our existing training facilities in Norwich, England, will form a central core of our new Global Training Division within the Helicopter Services segment beginning in the first quarter of fiscal year 2008.

Beginning with this Annual Report, we have made changes to the manner in which intercompany lease charges and depreciation are presented within our segments.  Intercompany lease revenues and expenses have been eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft, which is consistent with the manner in which our President and Chief Executive Officer (Bristow Group’s chief decision maker) and other senior management review the operating results of our segments.  Intercompany lease revenue was previously included in gross revenue for the segment leasing the aircraft to other segments with the related lease and operating expenses being included in the segment operating the aircraft during the period.  Also, depreciation expense

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

associated with aircraft was previously included within operating expense of the segment leasing the aircraft to other segments versus the segment operating the aircraft.  Identifiable assets and capital expenditures, which were previously included within the segment where the aircraft was owned, have also been modified to present our aircraft and related capital expenditures in the segment operating the aircraft.  Amounts presented for prior fiscal years have been reclassified herein to conform to current period presentation.

The following shows reportable segment information for the fiscal years ended March 31, 2007, 2006 and 2005, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Segment gross revenue from external customers:
Helicopter Services:
North America	$224,705	$202,415	$156,223
South and Central America	52,820	42,869	52,598
Europe	292,705	241,750	221,400
West Africa	131,141	107,411	94,430
Southeast Asia	73,404	61,168	53,023
Other International	45,876	33,934	21,244
EH Centralized Operations	11,996	10,607	14,129
Total Helicopter Services	832,647	700,154	613,047
Production Management Services	64,739	68,093	58,915
Corporate	475	693	1,684
Total segment gross revenue	$897,861	$768,940	$673,646

Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$15,273	$14,067	$12,259
South and Central America	—	—	—
Europe	5,229	3,544	2,437
West Africa	—	—	3
Southeast Asia	—	—	—
Other International	129	1,405	100
EH Centralized Operations	1,900	142	731
Total Helicopter Services	22,531	19,158	15,530
Production Management Services	75	77	67
Total intersegment and intrasegment gross revenue	$22,606	$19,235	$15,597

Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$239,978	$216,482	$168,482
South and Central America	52,820	42,869	52,598
Europe	297,934	245,294	223,837
West Africa	131,141	107,411	94,433
Southeast Asia	73,404	61,168	53,023
Other International	46,005	35,339	21,344
EH Centralized Operations	13,896	10,749	14,860
Intrasegment eliminations	(12,058)	(10,104)	(7,624)
Total Helicopter Services (1)	843,120	709,208	620,953
Production Management Services (2)	64,814	68,170	58,982
Corporate	475	693	1,684
Intersegment eliminations	(10,548)	(9,131)	(7,973)
Total consolidated gross revenue	$897,861	$768,940	$673,646

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$29,210	$30,717	$19,372
South and Central America	15,825	6,662	14,353
Europe	52,819	48,692	45,923
West Africa	18,798	11,981	12,520
Southeast Asia	13,370	9,851	10,291
Other International	9,309	9,062	(106)
EH Centralized Operations	(13,580)	(25,012)	(26,588)
Total Helicopter Services	125,751	91,953	75,765
Production Management Services	4,172	5,327	3,907
Gain on disposal of assets	10,618	102	8,039
Corporate	(25,238)	(23,587)	(10,103)
Total consolidated operating income	$115,303	$73,795	$77,608

Capital expenditures:
Helicopter Services:
North America	$52,398	$33,087	$58,374
South and Central America	37,262	4,731	978
Europe	148,404	55,206	19,253
West Africa	21,219	58,251	9,111
Southeast Asia	21,178	1,349	355
Other International	23,439	1,007	1,284
EH Centralized Operations	63	4	396
Total Helicopter Services	303,963	153,635	89,751
Production Management Services	170	107	168
Corporate	643	520	104
Total capital expenditures	$304,776	$154,262	$90,023
Depreciation and amortization:
Helicopter Services:
North America	$11,553	$12,436	$11,460
South and Central America	3,891	3,661	4,281
Europe	11,671	10,803	11,028
West Africa	6,601	5,741	5,049
Southeast Asia	3,497	3,681	3,198
Other International	3,511	3,031	2,607
EH Centralized Operations	1,510	2,612	2,768
Total Helicopter Services	42,234	41,965	40,391
Production Management Services	184	196	194
Corporate	225	95	108
Total depreciation and amortization	$42,643	$42,256	$40,693

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	March 31,
	2007	2006
	(In thousands)
Identifiable assets:
North America	$183,069	$204,829
South and Central America	158,129	150,684
Europe	391,356	275,862
West Africa	134,725	99,598
Southeast Asia	42,458	26,471
Other International	71,679	77,034
EH Centralized Operations	157,565	193,714
Total Helicopter Services	1,138,981	1,028,192
Production Management Services	33,722	34,013
Corporate	333,100	114,208
Total identifiable assets	$1,505,803	$1,176,413
_________

(1)	Includes reimbursable revenue of $86.2 million, $62.9 million and $53.6 million for fiscal years 2007, 2006 and 2005, respectively.

(2)	Includes reimbursable revenue of $9.7 million, $17.3 million and $11.1 million for fiscal years 2007, 2006, and 2005, respectively.

We attribute revenue to various countries based on the location where Helicopter Services or Production Management Services are actually performed.  Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end.  Amounts for prior years have been reclassified between locations to conform with the fiscal year 2007 classification.  Entity-wide information by geographic area is as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)
Gross revenue:
United States	$240,453	$217,174	$170,167
United Kingdom	304,669	250,304	232,304
Nigeria	131,141	107,411	94,432
Australia	66,679	52,382	43,143
Trinidad	30,355	24,659	19,250
Mexico	14,021	10,849	24,553
Other countries	110,543	106,161	89,797
	$897,861	$768,940	$673,646

	March 31,
	2007	2006
	(In thousands)
Long-lived assets
United States	$28,851	$54,899
United Kingdom	335,451	182,358
Nigeria	236,493	193,363
Australia	88,225	44,755
Trinidad	84,546	25,971
Mexico	26,875	31,782
Other countries	91,467	82,786
	$891,908	$615,914

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Goodwill related to Production Management Services was $13.9 million as of March 31, 2007 and 2006.  Goodwill related to Helicopter Services was $6.5 million and $12.9 million as of March 31, 2007 and 2006, respectively.  The decrease in goodwill related to Helicopter Services between March 31, 2006 and March 31, 2007 is the result of the sale of certain of the assets of Turbo in fiscal year 2007, which had $6.4 million in goodwill (see Note 2).

During fiscal year 2007 we conducted operations in over 20 foreign countries as well as in the United States and United Kingdom.  Due to the nature of our principal assets, they are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions.  During fiscal years 2007, 2006 and 2005, the aggregate activities of one international oil company customer accounted for 18%, 10% and 11%, respectively, of consolidated gross revenue.  During fiscal year 2007, our top ten customers accounted for 55% of our gross revenue.

Note 11 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30	September 30 (1)	December 31 (1)(2)(3)(4)	March 31 (1)(5)(6)
	(In thousands, except per share amounts)
2007
Gross revenue	$221,062	$224,209	$223,842	$228,748
Operating income(7)	31,060	30,861	20,979	32,403
Net income(7) (8) (9)	17,229	19,075	10,451	27,417
Basic earnings per share	0.74	0.80	0.31	1.03
Diluted earnings per share	0.73	0.79	0.31	0.91
2006
Gross revenue	$180,937	$194,405	$192,267	$201,331
Operating income(7)	15,045	22,095	17,732	18,923
Net income(7) (8) (9)	11,972	14,632	13,400	17,805
Basic earnings per share	0.51	0.63	0.57	0.76
Diluted earnings per share	0.51	0.62	0.57	0.75
_________

(1)
Net income for the fiscal quarters ended September 30 and December 31, 2006 and March 31, 2007 included $0.2 million, $1.6 million and $1.1 million, respectively, in additional interest income associated with cash proceeds generated from the Preferred Stock offering completed in September and October 2006, net of taxes.  Basic earnings per share for  the fiscal quarters ended September 30 and December 31, 2006 and March 31, 2007 was reduced by $0.01, $0.07 and $0.09, respectively, as a result of a reduction in income available to common stockholders in those quarters resulting from dividends accrued on the Preferred Stock, partially offset by higher interest income.  Diluted earnings per share for the fiscal quarters ended September 30 and December 31, 2006 and March 31, 2007 was reduced by $0.02, $0.07 and $0.20, respectively, as a result of the impact of the assumed conversion of Preferred Stock outstanding into Common Stock during the fiscal quarters ended September 30, 2006 and March 31, 2007 and a reduction in income available to common stockholders resulting from dividends accrued on the Preferred Stock during the fiscal quarter ended December 31, 2006, partially offset by higher interest income.  See discussion of the Preferred Stock offering in Note 9.

(2)
Net income for the fiscal quarter ended December 31, 2006 included expense of $1.2 million, net of taxes, for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition is no longer probable.

(3)
Net income for the fiscal quarter ended December 31, 2006 included additional tax expense of $2.5 million related to the sale of certain assets of Turbo completed in November 2006.  See discussion of the Turbo asset sale in Note 2.

(4)
Net income for the fiscal quarter ended December 31, 2005 included an impairment charge of $0.7 million, net of taxes, to reduce the recorded value of our investment in Aeroleo, as we expected at that time that our investment would not be recoverable.  See discussion in Note 3.

(5)	Net income for the fiscal quarter ended March 31, 2007 included an after-tax gain on the sale of our investment in Aeroleo of $1.6 million on March 30, 2007. See discussion in Note 3.

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

(6)	Net income for the fourth quarters of fiscal years 2007 and 2006 includes dividend income received from an unconsolidated affiliate, net of taxes, of $1.7 million.

(7)
Operating income and net income included legal and professional costs in connection with the Internal Review and DOJ investigation totaling $0.7 million and $0.5 million, respectively, for the fiscal quarter ended June 30, 2006;  $0.3 million and $0.2 million, respectively, for the fiscal quarter ended September 30, 2006; $3.7 million and $2.4 million, respectively, for the fiscal quarter ended December 31, 2006; and $0.4 million and $0.3 million, respectively, for the fiscal quarter ended March 31, 2007.  Operating income and net income included legal and professional costs in connection with the Internal Review and DOJ investigation totaling $3.2 million and $2.1 million, respectively, for the fiscal quarter ended June 30, 2005;  $5.0 million and $3.3 million, respectively, for the fiscal quarter ended September 30, 2005; $3.4 million and $2.2 million, respectively, for the fiscal quarter ended December 31, 2005; and $1.5 million and $1.0 million, respectively, for the fiscal quarter ended March 31, 2006.  Net income amounts are presented on an after-tax basis.

(8)
Net income for the fiscal quarters ended June 30, September 30 and December 31, 2006 and March 31, 2007 included $3.1 million, $0.9 million, $2.2 million and $0.1 million, respectively, of foreign currency transaction losses.  Net income for fiscal quarters ended June 30, September 30 and December 31, 2005 and March 31, 2006 included $1.8 million, $0.2 million, $1.5 million, and $0.1 million, respectively, of foreign currency transaction gains, net of taxes.

(9)
Net income for the fiscal quarters ended June 30, September 30 and December 31, 2006 and March 31, 2007 included $0.7 million, $2.4 million, $0.7 million and $3.2 million, respectively, in gains on disposal of assets, net of taxes.  Net income for the fiscal quarters ended June 30, September 30 and December 31, 2005 and March 31, 2006 included $0.4 million, $(1.0) million, $(0.2) million and $0.9 million, respectively, in gains (losses) on disposal of assets, net of taxes.

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

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$475	$329,872	$567,514	$—	$897,861
Intercompany revenue	—	15,705	12,173	(27,878)	—
	475	345,577	579,687	(27,878)	897,861
Operating expense:
Direct cost	9	243,809	437,373	—	681,191
Intercompany expenses	—	12,161	15,667	(27,828)	—
Depreciation and amortization	225	18,619	23,799	—	42,643
General and administrative	25,480	16,485	27,427	(50)	69,342
Gain on disposal of assets	—	(1,113)	(9,505)	—	(10,618)
	25,714	289,961	494,761	(27,878)	782,558
Operating income (loss)	(25,239)	55,616	84,926	—	115,303
Earnings from unconsolidated affiliates, net	37,626	25	11,613	(37,841)	11,423
Interest income	70,711	349	3,957	(66,067)	8,950
Interest expense	(11,652)	—	(65,355)	66,067	(10,940)
Other expense, net	(1,927)	(111)	(6,960)	—	(8,998)

Income before provision for income taxes and minority interest	69,519	55,879	28,181	(37,841)	115,738
Allocation of consolidated income taxes	4,816	(6,824)	(38,358)	—	(40,366)
Minority interest	(163)	—	(1,037)	—	(1,200)

Net income (loss)	$74,172	$49,055	$(11,214)	$(37,841)	$74,172

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,010	$3,434	$47,744	$—	$184,188
Accounts receivable	32,103	62,493	123,453	(42,080)	175,969
Inventories	—	72,834	85,036	—	157,870
Prepaid expenses and other	830	9,951	7,166		17,947
Total current assets	165,943	148,712	263,399	(42,080)	535,974

Intercompany investment	297,113	1,046	—	(298,159)	—
Investment in unconsolidated affiliates	4,643	1,611	40,574	—	46,828
Intercompany notes receivable	825,203	—	11,980	(837,183)	—
Property and equipment – at cost:
Land and buildings	263	36,689	14,898	—	51,850
Aircraft and equipment	2,259	550,611	588,708	—	1,141,578
	2,522	587,300	603,606	—	1,193,428
Less: Accumulated depreciation and amortization	(1,471)	(123,367)	(176,682)	—	(301,520)
	1,051	463,933	426,924	—	891,908
Goodwill	—	18,483	1,774	111	20,368
Other assets	9,348	224	1,153	—	10,725

	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,043	$16,628	$36,028	$(11,356)	$42,343
Accrued liabilities	10,736	20,009	103,141	(30,724)	103,162
Deferred taxes	217	—	17,394	—	17,611
Current maturities of long-term debt	—	—	4,852	—	4,852
Total current liabilities	11,996	36,637	161,415	(42,080)	167,968

Long-term debt, less current maturities	234,379	—	19,851	—	254,230
Intercompany notes payable	14,569	230,773	591,841	(837,183)	—
Other liabilities and deferred credits	4,529	9,644	116,241	—	130,414
Deferred taxes	42,655	2,295	31,139	—	76,089
Minority interest	2,042	—	3,403	—	5,445

Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	236	4,062	35,426	(39,488)	236
Additional paid-in-capital	169,353	51,170	8,015	(59,185)	169,353
Retained earnings	515,589	299,428	(82,414)	(217,014)	515,589
Accumulated other comprehensive income (loss)	85,399	—	(139,113)	17,639	(36,075)
	993,131	354,660	(178,086)	(298,048)	871,657
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(15,795)	$52,987	$76,739	$(9,501)	$104,430
Cash flows from investing activities:
Capital expenditures	(643)	(215,728)	(88,405)	—	(304,776)
Proceeds from asset dispositions	14,241	3,872	22,328	—	40,441

Net cash provided by (used in) investing activities	13,598	(211,856)	(66,077)	—	(264,335)

Cash flows from financing activities:
Issuance of preferred stock	222,554	—	—	—	222,554
Preferred stock dividends paid	(6,107)	—	—	—	(6,107)
Repayment of debt and debt redemption premiums	—	—	(5,716)	—	(5,716)
Increases (decreases) in cash related to intercompany advances and debt	(160,940)	160,940	(2,760)	2,760	—
Partial prepayment of put/call obligation	(130)	—	—	—	(130)
Dividends paid	—	—	(6,741)	6,741	—
Issuance of common stock	3,949	—	—	—	3,949
Tax benefit related to exercise of stock options	1,132	—	—	—	1,132

Net cash provided by (used in) financing activities	60,458	160,940	(15,217)	9,501	215,682

Effect of exchange rate changes in cash and cash equivalents	148	—	5,781	—	5,929

Net increase in cash and cash equivalents	58,409	2,071	1,226	—	61,706

Cash and cash equivalents at beginning of period	74,601	1,363	46,518	—	122,482

Cash and cash equivalents at end of period	$133,010	$3,434	$47,744	$—	$184,188

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$692	$295,582	$472,666	$—	$768,940
Intercompany revenue	—	8,263	8,831	(17,094)	—
	692	303,845	481,497	(17,094)	768,940
Operating expense:
Direct cost	16	222,780	368,247	—	591,043
Intercompany expenses	—	8,831	7,823	(16,654)	—
Depreciation and amortization	95	17,755	24,406	—	42,256
General and administrative	24,168	15,027	23,193	(440)	61,948
Loss (gain) on disposal of assets	4	(588)	482	−	(102)
	24,283	263,805	424,151	(17,094)	695,145
Operating income (loss)	(23,591)	40,040	57,346	—	73,795
Earnings (losses) from unconsolidated affiliates, net	35,737	(2,534)	9,500	(35,945)	6,758
Interest income	54,920	203	4,244	(55,208)	4,159
Interest expense	(14,597)	(11)	(55,289)	55,208	(14,689)
Other income (expense), net	(515)	7	5,120	—	4,612

Income before provision for income taxes and minority interest	51,954	37,705	20,921	(35,945)	74,635
Allocation of consolidated income taxes	6,010	(2,397)	(20,220)	—	(16,607)
Minority interest	(155)	—	(64)	—	(219)

Net income	$57,809	$35,308	$637	$(35,945)	$57,809

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$74,601	$1,363	$46,518	$—	$122,482
Accounts receivable	23,627	57,332	112,277	(32,831)	160,405
Inventories	—	71,061	76,799	—	147,860
Prepaid expenses and other	1,146	4,080	11,293	—	16,519
Total current assets	99,374	133,836	246,887	(32,831)	447,266

Intercompany investment	266,510	1,046	—	(267,556)	—
Investment in unconsolidated affiliates	4,854	1,587	33,471	—	39,912
Intercompany notes receivable	547,552	—	13,954	(561,506)	—
Property and equipment – at cost:
Land and buildings	171	29,251	11,250	—	40,672
Aircraft and equipment	1,695	357,051	479,568	—	838,314
	1,866	386,302	490,818	—	878,986
Less: Accumulated depreciation and amortization	(1,349)	(109,963)	(151,760)	—	(263,072)
	517	276,339	339,058	—	615,914
Goodwill	—	18,593	8,133	111	26,837
Other assets	8,808	176	37,500	—	46,484

	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$920	$19,225	$39,006	$(9,437)	$49,714
Accrued liabilities	14,696	20,399	79,855	(23,394)	91,556
Deferred taxes	(6,060)	—	11,085	—	5,025
Short-term borrowings and current maturities of long-term debt	—	—	17,634	—	17,634
Total current liabilities	9,556	39,624	147,580	(32,831)	163,929

Long-term debt, less current maturities	234,381	—	13,281	—	247,662
Intercompany notes payable	14,658	74,525	472,323	(561,506)	−
Other liabilities and deferred credits	4,658	10,175	139,704	—	154,537
Deferred taxes	34,361	1,648	32,272	—	68,281
Minority interest	1,804	—	2,503	—	4,307

Stockholders’ investment:
Common stock	234	4,062	23,578	(27,640)	234
Additional paid-in-capital	158,761	51,170	13,477	(64,646)	158,762
Retained earnings	447,524	250,373	(69,417)	(180,956)	447,524
Accumulated other comprehensive income (loss)	21,678	—	(96,298)	5,797	(68,823)
	628,197	305,605	(128,660)	(267,445)	537,697
	$927,615	$431,577	$679,003	$(861,782)	$1,176,413

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2006
	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by operating activities	$42,235	$48,593	$16,797	$(68,360)	$39,265
Cash flows from investing activities:
Capital expenditures	(520)	(109,618)	(29,434)	—	(139,572)
Proceeds from asset dispositions	73	61,581	23,738	—	85,392
Acquisitions, net of cash received	—	—	—	—	—
Investments	—	2,000	(2,000)	—	—

Net cash used in investing activities	(447)	(46,037)	(7,696)	—	(54,180)

Cash flows from financing activities:
Proceeds from borrowings	20,691	—	—	(20,691)	—
Repayment of debt and debt redemption premiums	—	—	(4,070)	—	(4,070)
Repayment of intercompany debt	(10,501)	(4,600)	(6,804)	21,905	−
Debt issuance cost	(2,564)	—	—	—	(2,564)
Partial prepayment of put/call obligation	—	—	—	—	—
Dividends paid	—	(4,500)	(62,646)	67,146	—
Repurchase of shares from minority interest	(129)	—	—	—	(129)
Issuance of common stock	1,369	—	—	—	1,369

Net cash provided by (used in) financing activities	8,866	(9,100)	(73,520)	68,360	(5,394)

Effect of exchange rate changes in cash and cash equivalents	—	—	(3,649)	—	(3,649)

Net increase (decrease) in cash and cash equivalents	50,654	(6,544)	(68,068)	—	(23,958)

Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440

Cash and cash equivalents at end of period	$74,601	$1,363	$46,518	$—	$122,482

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$1,685	$249,116	$422,845	$—	$673,646
Intercompany revenue	—	6,185	4,301	(10,486)	—
	1,685	255,301	427,146	(10,486)	673,646
Operating expense:
Direct cost	50	188,969	329,120	—	518,139
Intercompany expenses	—	4,301	5,720	(10,021)	—
Depreciation and amortization	108	15,357	25,228	−	40,693
General and administrative	11,628	12,239	21,843	(465)	45,245
Gain on disposal of assets	—	(956)	(7,083)	—	(8,039)
	11,786	219,910	374,828	(10,486)	596,038
Operating income (loss)	(10,101)	35,391	52,318	—	77,608
Earnings from unconsolidated affiliates, net	23,794	2,356	7,453	(24,003)	9,600
Interest income	50,682	109	3,749	(51,352)	3,188
Interest expense	(14,890)	(241)	(51,886)	51,352	(15,665)
Other income (expense), net	(29)	9	(1,106)	—	(1,126)

Income before provision for income taxes and minority interest	49,456	37,624	10,528	(24,003)	73,605
Allocation of consolidated income taxes	2,314	(5,518)	(18,631)	—	(21,835)
Minority interest	(210)	—	—	—	(210)

Net income (loss)	$51,560	$32,106	$(8,103)	$(24,003)	$51,560

                  BRISTOW GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2005

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(2,863)	$49,935	$78,662	$(21,261)	$104,473
Cash flows from investing activities:
Capital expenditures	(104)	(52,196)	(27,967)	2,178	(78,089)
Proceeds from asset dispositions	8,034	12,826	23,040	(2,178)	41,722
Acquisitions, net of cash received	—	—	(1,986)	—	(1,986)
Investments	1,000	(1,150)	(8,036)	—	(8,186)

Net cash provided by (used in) investing activities	8,930	(40,520)	(14,949)	—	(46,539)

Cash flows from financing activities:
Proceeds from borrowings	—	—	7,087	(7,087)	—
Repayment of debt and debt redemption premiums	−	−	(2,427)	—	(2,427)
Repayment of intercompany debt	(18,416)	(9,400)	(532)	28,348	—
Partial prepayment of put/call obligation	(86)	—	—	—	(86)
Repurchase of shares from minority interest	(7,389)	—	—	—	(7,389)
Issuance of common stock	12,665	—	—	—	12,665

Net cash provided by (used in) financing activities	(13,226)	(9,400)	4,128	21,261	2,763

Effect of exchange rate changes in cash and cash equivalents	—	—	64	—	64

Net increase (decrease) in cash and cash equivalents	(7,159)	15	67,905	—	60,761

Cash and cash equivalents at beginning of period	31,106	7,892	46,681	—	85,679

Cash and cash equivalents at end of period	$23,947	$7,907	$114,586	$—	$146,440

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent auditors or disagreements with our independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

We carried out an evaluation, as of March 31, 2007, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(f).

Based upon that evaluation, and as a result of information reviewed by the Audit Committee of our Board of Directors, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2007, our disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed in our reports to the SEC under the Securities Exchange Act of 1934.

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

c.  Management’s Report on Internal Control Over Financial Reporting— Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.  Based on this assessment, management concluded that, as of March 31, 2007, the Company maintained effective internal control over financial reporting.

Our independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting.

d.  Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the quarter ended March 31, 2007, our management determined that changes made to our internal control over financial reporting prior to and during the first three quarters of fiscal year 2007 have been operating effectively for a sufficient period of time to conclude that the Company maintained effective internal control over financial reporting as of March 31, 2007.

e.  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bristow Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.c), that Bristow Group Inc. (the Company) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
May 22, 2007

Item 9B.   Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2007 annual meeting of stockholders under the captions “Corporate Governance.” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

The annual certification of the Company’s Chief Executive Officer required to be submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was submitted the New York Stock Exchange on September 5, 2006.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Integrity.  The Code of Business Integrity is available on our website and in print form to any stockholder who requests a copy.  In the event that we amend or waive any of the provisions of the Code of Business Integrity, we intend to disclose the amendment or waiver on our Internet website at http://www.bristowgroup.com.  No such amendment or waiver was made in fiscal year 2007.

Item 11.  Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2007 annual meeting of stockholders under the caption “Executive Compensation” and, except as specified in the following sentence, is incorporated into this document by reference.  Information in our fiscal year 2007 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not and shall not be deemed to be incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2007 annual meeting of stockholders under the captions “Equity Compensation Plan Information,” “Holdings of Principal Stockholders,” and “Holdings of Directors, Nominees and Executive Officers” and is incorporated into this document by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.  Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2007 annual meeting of stockholders under the captions “Accounting Fees and Services,” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated into this document by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial Statements —

Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Income for fiscal years 2007, 2006 and 2005.
Consolidated Balance Sheet — As of March 31, 2007 and 2006
Consolidated Statement of Cash Flows for fiscal years 2007, 2006 and 2005.
Consolidated Statement of Stockholders’ Investment for fiscal years 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a) (3) Exhibits

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-laws
	(1) Delaware Certificate of Incorporation dated December 2, 1987	001-31617	10-Q	June 2005	3(1)
	(2) Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(11)
	(3) Certificate of Merger dated December 2, 1987	0-5232	10-K	June 1990	3(3)
	(4) Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)
	(5) Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	001-31617	10-Q	June 2005	3(2)
	(6) Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	001-31617	10-Q	June 2005	3(3)
	(7) Rights Agreement and Form of Rights Certificate	0-5232	8-A	February 1996	4
	(8) Amended and Restated By-laws	001-31617	10-Q	June 2005	3(4)
	(9) Certificate of Designation of Series A Junior Participating Preferred Stock	001-31617	10-Q	June 2005	3(5)
	(10) First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(11) Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
	(12) Certificate of Ownership and Merger Merging OL Sub, Inc. into Offshore Logistics, Inc., effective February 1, 2006	001-31617	8-K	February 6, 2003	3.1
	(13) Third Amendment to Rights Agreement, dated as of February 28, 2006, between Bristow Group Inc. and Mellon Investor Services LLC	000-05232	8-A/A	March 2, 2006	4.2
	(14) Certificate of Designation of 5.50% Mandatory Convertible Preferred Stock of Bristow Group Inc.	001-31617	8-A12B	September 15, 2006	14(1)
(4)	Instruments defining the rights of security holders, including indentures
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	December 1996	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.3
	(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.4
	(6) Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee.	001-31617	10-Q	June 2004	4.1

(7)   Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company's 6 1/8% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
(10)	Material Contracts
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.*	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.*	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(5) Master Agreement dated December 12, 1996.	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 1997	2
	(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	March 1999	10(15)
	(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
	(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
	(10) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	March 2004	10(18)
	(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
	(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	September 2004	10(1)
	(13) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	March 2005	10(27)

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	March 2005	10(28)
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	June 2005	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	June 2005	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	June 2005	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	June 2005	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	June 2005	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	June 2005	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	June 2005	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	June 2005	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	June 2005	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	June 2005	10(10)
(25) Employment Agreement with Brian C. Voegele dated June 1, 2005. *	001-31617	8-K	July 12, 2005	10(1)
(26) Form of Stock Option Agreement. *	001-31617	8-K/A	February 2, 2006	10(2)
(27) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 2, 2006	10(3)
(28) Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo. *	001-31617	8-K	February 8, 2006	10(1)

(29) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	December 2005	10(2)
(30) Employment Agreement with Perry L. Elders dated February 16, 2006. *	001-31617	8-K	February 17, 2006	10(1)
(31) Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006. *	001-31617	8-K	March 13, 2006	10(1)
(32) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)
(33) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(34) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(35) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(36) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(37) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
	(38) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
	(39) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
	(40) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
	(41) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
	(42) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
	(43) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
	(44) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
	(45) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(21)†	Subsidiaries of the Registrant
(23)†	Consent of Independent Registered Public Accounting Firm
(24)†	Powers of Attorney
(31.1)†	Certification by President and Chief Executive Officer
(31.2)†	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory Plan or Arrangement
†  Furnished herewith
+ Confidential information has been omitted from this exhibit and filed seperately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets.  The registrant agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 22nd day of May 2007.

BRISTOW GROUP INC.

By: /s/ Perry L. Elders
Perry L. Elders
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 22nd day of May 2007.

/s/ William E. Chiles	President, Chief Executive Officer
William E. Chiles	and Director

/s/ Perry L. Elders	Executive Vice President and
Perry L. Elders	Chief Financial Officer

/s/ Elizabeth D. Brumley	Vice President and
Elizabeth D. Brumley	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Charles F. Bolden, Jr.

*	Director
Peter N. Buckley

*	Director
Stephen J. Cannon

*	Director
Jonathan H. Cartwright

*	Director
Michael A. Flick

*	Chairman of the Board and Director
Thomas C. Knudson

/s/ Ken C. Tamblyn	Director
Ken C. Tamblyn

*	Director
Robert W. Waldrup

/s/ Randall A. Stafford
* By: Randall A. Stafford (Attorney-in-Fact)

EXHIBIT INDEX
		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-laws
	(1) Delaware Certificate of Incorporation dated December 2, 1987	001-31617	10-Q	June 2005	3(1)
	(2) Agreement and Plan of Merger dated December 29, 1987	0-5232	10-K	June 1990	3(11)
	(3) Certificate of Merger dated December 2, 1987	0-5232	10-K	June 1990	3(3)
	(4) Certificate of Correction of Certificate of Merger dated January 20, 1988	0-5232	10-K	June 1990	3(4)
	(5) Certificate of Amendment of Certificate of Incorporation dated November 30, 1989	001-31617	10-Q	June 2005	3(2)
	(6) Certificate of Amendment of Certificate of Incorporation dated December 9, 1992	001-31617	10-Q	June 2005	3(3)
	(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)
	(7) Rights Agreement and Form of Rights Certificate	0-5232	8-A	February 1996	4
	(8) Amended and Restated By-laws	001-31617	10-Q	June 2005	3(4)
	(9) Certificate of Designation of Series A Junior Participating Preferred Stock	001-31617	10-Q	June 2005	3(5)
	(10) First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(11) Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
	(12) Certificate of Ownership and Merger Merging OL Sub, Inc. into Offshore Logistics, Inc., effective February 1, 2006	001-31617	8-K	February 6, 2003	3.1
	(13) Third Amendment to Rights Agreement, dated as of February 28, 2006, between Bristow Group Inc. and Mellon Investor Services LLC	000-05232	8-A/A	March 2, 2006	4.2
	(14) Certificate of Designation of 5.50% Mandatory Convertible Preferred Stock of Bristow Group Inc.	001-31617	8-A12B	September 15, 2006	14(1)
(4)	Instruments defining the rights of security holders, including indentures
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	December 1996	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3
	(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6 1/8% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
	(6) Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number

(7)   Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company's 6 1/8% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
(10)	Material Contracts
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(5) Master Agreement dated December 12, 1996	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2
	(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)
	(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
	(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
	(10) Offshore Logistics, Inc. Deferred Compensation Plan *	001-31617	10-K	March 2004	10(18)
	(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors *	333-115473	S-8	May 13, 2004	4(12)
	(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	September 2004	10(1)
	(13) Employment Agreement with Richard Burman dated October 15, 2004 *	001-31617	10-K	March 2005	10(27)
	(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	March 2005	10(28)
	(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	June 2005	10(1)
	(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	June 2005	10(2)
	(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	June 2005	10(3)
	(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	June 2005	10(4)
	(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	June 2005	10(5)
	(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	June 2005	10(6)
	(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	June 2005	10(7)

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	June 2005	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	June 2005	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	June 2005	10(10)
(25) Employment Agreement with Brian C. Voegele dated June 1, 2005. *	001-31617	8-K	July 12, 2005	10(1)
(26) Form of Stock Option Agreement. *	001-31617	8-K/A	February 2, 2006	10(2)
(27) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 2, 2006	10(3)
(28) Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo. *	001-31617	8-K	February 8, 2006	10(1)

(29) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	December 2005	10(2)
(30) Employment Agreement with Perry L. Elders dated February 16, 2006. *	001-31617	8-K	February 17, 2006	10(1)
(31) Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006. *	001-31617	8-K	March 13, 2006	10(1)
(32) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)
(33) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(34) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(35) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(36) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(37) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(38) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(39) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(40) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(41) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(42) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(43) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan.*	001-31617	8-K	May 8, 2007	10(1)
(44) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(45) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)

Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(21)†	Subsidiaries of the Registrant
(23)†	Consent of Independent Registered Public Accounting Firm
(24)†	Powers of Attorney
(31.1)†	Certification by President and Chief Executive Officer
(31.2)†	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory Plan or Arrangement
†  Furnished herewith
+ Confidential information has been omitted from this exhibit and filed seperately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

Agreements with respect to certain of the registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such Agreement does not exceed 10% of the registrant’s total assets.  The registrant agrees to furnish a copy of each such Agreement to the Securities and Exchange Commission upon request.