Form 10-Q
period 2007-06-30
Bristow Group Inc
filed 2007-08-02
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 27, 2007.

23,731,538 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended June 30,
	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$181,786	$212,454
Operating revenue from affiliates	12,079	11,097
Reimbursable revenue from non-affiliates	26,125	20,348
Reimbursable revenue from affiliates	1,072	1,103
	221,062	245,002
Operating expense:
Direct cost	138,470	163,836
Reimbursable expense	26,898	21,241
Depreciation and amortization	10,283	11,373
General and administrative	15,349	19,262
Gain on disposal of assets	(998)	(584)
	190,002	215,128
Operating income	31,060	29,874
Earnings from unconsolidated affiliates, net of losses	1,559	3,390
Interest income	1,290	2,198
Interest expense	(3,236)	(2,933)
Other income (expense), net	(4,785)	426
Income before provision for income taxes and minority interest	25,888	32,955
Provision for income taxes	(8,543)	(9,834)
Minority interest	(116)	(449)
Net income	17,229	22,672
Preferred Stock dividends	—	(3,162)
Net income available to common stockholders	$17,229	$19,510
Earnings per common share:
Basic	$0.74	$0.83
Diluted	$0.73	$0.75

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	March 31,	June 30,
	2007	2007
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$184,188	$339,542
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $2.0 million and $1.4 million, respectively	158,770	187,836
Accounts receivable from affiliates, net of allowance for doubtful accounts of $3.2 million and $2.9 million, respectively	17,199	19,694
Inventories	157,870	169,635
Prepaid expenses and other	17,947	17,768
Total current assets	535,974	734,475
Investment in unconsolidated affiliates	46,828	47,561
Property and equipment – at cost:
Land and buildings	51,850	56,339
Aircraft and equipment	1,141,578	1,269,390
	1,193,428	1,325,729
Less – Accumulated depreciation and amortization	(301,520)	(308,258)
	891,908	1,017,471
Goodwill	20,368	27,119
Other assets	10,725	17,814
	$1,505,803	$1,844,440

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$42,343	$43,556
Accrued wages, benefits and related taxes	38,281	38,877
Income taxes payable	4,377	2,240
Other accrued taxes	9,084	9,944
Deferred revenues	16,283	17,372
Accrued maintenance and repairs	12,309	13,083
Other accrued liabilities	22,828	22,027
Deferred taxes	17,611	17,962
Short-term borrowings and current maturities of long-term debt	4,852	7,923
Total current liabilities	167,968	172,984
Long-term debt, less current maturities	254,230	553,382
Accrued pension liabilities	113,069	112,992
Other liabilities and deferred credits	17,345	15,112
Deferred taxes	76,089	81,795
Minority interest	5,445	5,267
Commitments and contingencies (Note 6)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 35,000,000 shares; outstanding: 23,585,370 as of March 31 and 23,723,345 as of June 30 (exclusive of 1,281,050 treasury shares)	236	237
Additional paid-in capital	169,353	172,373
Retained earnings	515,589	535,099
Accumulated other comprehensive loss	(36,075)	(27,355)
	871,657	902,908
	$1,505,803	$1,844,440

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2006	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$17,229	$22,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,283	11,373
Deferred income taxes	1,407	5,857
Gain on asset dispositions	(998)	(584)
Stock-based compensation expense	752	1,514
Equity in earnings from unconsolidated affiliates under (over) dividends received	845	(180)
Minority interest in earnings	116	449
Tax benefit related to exercise of stock options	(303)	(410)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,485)	(29,861)
Inventories	(3,273)	(7,999)
Prepaid expenses and other	(1,180)	2,174
Accounts payable	5,847	105
Accrued liabilities	8,536	(2,089)
Other liabilities and deferred credits	(599)	(5,340)
Net cash provided by (used in) operating activities	32,177	(2,319)
Cash flows from investing activities:
Capital expenditures	(46,882)	(121,780)
Proceeds from asset dispositions	2,556	451
Acquisition, net of cash received	—	(12,926)
Net cash used in investing activities	(44,326)	(134,255)
Cash flows from financing activities:
Proceeds from borrowings	—	300,000
Debt issuance costs	—	(4,249)
Repayment of debt and debt redemption premiums	(3,957)	(3,166)
Partial prepayment of put/call obligation	(30)	(37)
Preferred Stock dividends paid	—	(3,163)
Issuance of common stock	764	1,095
Tax benefit related to exercise of stock options	303	410
Net cash provided by (used in) financing activities	(2,920)	290,890
Effect of exchange rate changes on cash and cash equivalents	2,221	1,038
Net increase (decrease) in cash and cash equivalents	(12,848)	155,354
Cash and cash equivalents at beginning of period	122,482	184,188
Cash and cash equivalents at end of period	$109,634	$339,542
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$6,357	$7,504
Income taxes	$2,562	$6,144

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following condensed notes to consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2007 Annual Report (“fiscal year 2007 Financial Statements”).  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2007, the consolidated results of operations for the three months ended June 30, 2006 and 2007, and the consolidated cash flows for the three months ended June 30, 2006 and 2007.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2008 is referred to as fiscal year 2008.

Foreign Currency Translation

See “Foreign Currency Translation” in Note 1 to the fiscal year 2007 Financial Statements for a discussion of the related accounting policies.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Three Months Ended June 30,
	2006	2007
High	$1.89	$2.01
Average	1.83	1.99
Low	1.74	1.97

As of March 31 and June 30, 2007, the exchange rate was $1.96 and $2.01, respectively.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

On November 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the three months ended June 30, 2007 and is included in other income (expense), net in our condensed consolidated statement of income.

On April 2, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from the British pound sterling to the U.S. dollar, which reduced our exposure to U.S. dollar denominated intercompany loans and advances.  Additionally, in April 2007, we reduced our Euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  See “Recent Accounting Pronouncements” in Note 1 to our fiscal year 2007 Financial Statements for further information on the requirements of SFAS No. 157.  SFAS No. 157 is effective for fiscal year 2009 and interim periods therein.  We have not yet completed our evaluation of the impact of SFAS No. 157.

On April 1, 2007, we adopted FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment.  Other previously acceptable methods of accounting for planned major overhauls and maintenance continue to be permitted.  Since we do not accrue as a liability the future costs related to periodic major overhauls and maintenance activities, the adoption of this staff position did not have a material impact on our consolidated results of operations, cash flows or financial position.

On April 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  See Note 7 for discussion of FIN No. 48 and the related disclosures.

NOTE 2 — ACQUISITION

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations located in Titusville, Florida, and Concord, California, for $15.0 million in cash.  We also assumed $5.7 million of debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, when combined with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment.  As of the acquisition date, Bristow Academy operated 51 aircraft (including 38 owned and 13 leased aircraft) and employed 122 people, including 48 flight instructors and is the only school approved to provide helicopter flight training to the Commercial Pilot level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  The Global Training division will support, coordinate, standardize, and in the case of the Bristow Academy schools, directly manage all flight and maintenance training activities within the Helicopter Services segment.

The acquisition was accounted for under the purchase method, and we have consolidated the results of Bristow Academy from the date of acquisition.  The purchase price has been allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately $6.7 million. The purchase price allocation is subject to adjustment as additional information becomes available and will be finalized by April 2008.

        BRISTOW GROUP INC. AND SUBSIDIARIES

               Condensed Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
April 2, 2007
(In thousands)
Current assets	$2,930
Property and equipment	8,656
Other assets	10,084
Total assets acquired	21,670
Current liabilities, including debt	6,639
Total liabilities assumed	6,639
Net assets acquired	$15,031

The pro forma effect of operations of Bristow Academy presented as of the beginning of the periods presented was approximately 1% of our consolidated gross revenue, operating income and net income.

NOTE 3 — INVESTMENTS IN AFFILIATES

Consolidated Affiliates

Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd — On May 25, 2007, we acquired an additional 9% interest in Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd., two U.K. joint ventures whose primary purpose is to hold the contracts for our Russian operations and to lease aircraft to Aviashelf Aviation Co. (“Aviashelf”), for $300,000 in accordance with the put and call option agreement.  Aviashelf is our 48.5% owned Russian joint venture.  In addition, on May 25, 2007, we entered into an agreement for grant of a new call option under which we can acquire an additional 8.5% interest in Aviashelf.  This agreement replaces the previous put and call option.

Heliair Leasing Limited — Heliair Leasing Limited (“Heliair”) is a Cayman Islands company that as of March 31, 2007 owned two aircraft that it leased to BriLog Leasing Ltd. (“BriLog”), a wholly-owned subsidiary of ours.  In fiscal year 1999, Heliair purchased the aircraft with proceeds from two limited recourse term loans with a U.K. bank.  The term loans were secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we provided asset value guarantees totaling up to $3.8 million, which were payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  The sole purpose of Heliair was to finance the purchase of the two aircraft.  As a result of the guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans had been reflected on our consolidated balance sheet, effectively consolidating Heliair.

As discussed in Note 5, in May 2007, we completed a long-term financing, the proceeds of which were used to purchase the two aircraft discussed above from Heliair in May and July 2007.  Heliair used the sales proceeds to repay the term loans concurrently.  As a result of the sale of the aircraft and repayment of the term loans, Heliair has no assets and liabilities and no longer leases any aircraft to BriLog.  Additionally, as we no longer guarantee any obligations of Heliair, we no longer consolidate this entity as of July 2, 2007 upon repayment of the second term loan.

Unconsolidated Affiliates

HC — After the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (“Heliservicio” and collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”).  During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected.  As of June 30, 2007, $0.8 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.7 million for amounts billed but not collected from HC.  During the three months ended June 30, 2007, we recognized revenue of $0.6 million upon receipt of payment from HC for amounts billed in fiscal year 2007 and recorded equity earnings from RLR of $0.8 million related to receipt of payment by RLR from HC for amounts billed in fiscal year 2007.

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

NOTE 4 — PROPERTY AND EQUIPMENT

During the three months ended June 30, 2007, we disposed of three aircraft and certain other equipment and incurred a total loss from storm damage to one medium aircraft (which was fully insured), resulting in a net gain on asset disposals of $0.6 million.

Additionally, during the three months ended June 30, 2007, we made final payments in connection with the delivery of five medium and two large aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 6), and purchased two training aircraft and a fixed wing aircraft, for a total of $109.9 million.  Also, during the three months ended June 30, 2007, we spent $8.3 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations, and spent $3.6 million for additions to land and buildings.

As of June 30, 2007, we had twelve aircraft held for sale and classified in other current assets in our condensed consolidated balance sheet.  We sold one of these aircraft subsequent to June 30, 2007.

NOTE 5 — DEBT

Debt as of March 31 and June 30, 2007 consisted of the following (in thousands):

	March 31, 2007	June 30, 2007
7 ½% Senior Notes due 2017	$—	$300,000
6 ⅛% Senior Notes due 2013	230,000	230,000
Term loans	18,848	18,409
Hemisco Helicopters International, Inc. note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	389	336
Sakhalin debt	4,065	3,680
Bristow Academy aircraft loans	—	3,100
Total debt	259,082	561,305
Less short-term borrowings and current maturities of long-term debt	(4,852)	(7,923)
Total long-term debt	$254,230	$553,382

7 ½% Senior Notes due 2017 — On June 13, 2007, we completed an offering of $300 million of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”).  These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 7 ½% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”).  We intend to use the net proceeds from the offering to fund additional aircraft purchases, including aircraft under options, and for general corporate purposes.  The indenture to the 7 ½% Senior Notes restricts, among other things, our

        BRISTOW GROUP INC. AND SUBSIDIARIES

          Condensed Notes to Consolidated Financial Statements — (Continued)

ability to pay dividends or make other distributions to stockholders.  We will pay interest on the 7 ½% Senior Notes on March 15 and September 15 of each year, beginning on September 15, 2007, and the 7 ½% Senior Notes mature on September 15, 2017.  The 7 ½% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium and any payment or re-financing after September 15, 2012 but prior to September 15, 2015 is subject to a prepayment premium (103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively).

Senior Secured Credit Facilities — Our syndicated senior secured credit facilities consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). See Note 5 to the fiscal year 2007 Financial Statements for further information on the terms of these facilities.  As of June 30, 2007, we had $3.8 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

Term Loans — Two limited recourse term loans were created in connection with sale and lease transactions for two aircraft entered into with Heliair in fiscal year 1999.  The limited recourse term loans were secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated limited recourse term loans were reflected on our consolidated balance sheet.  In May 2007, Brilog completed a new $18.7 million term loan financing, the proceeds of which were used by BriLog to purchase the two aircraft from Heliair in May and July 2007.  Heliair used the sales proceeds to repay the limited recourse term loans concurrently.  This financing and aircraft purchase did not involve the transfer of cash.  As a result of the completion of this financing, we have classified all but the current portion due under the new debt as long-term in our consolidated balance sheet as of June 30, 2007.  See Note 3 for a discussion of our relationship with Heliair.

The new term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million having been made in June 2007, which will be followed by thirty-two consecutive quarterly payments of $0.6 million beginning September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 6.60% as of June 30, 2007).  The new term loan is secured by the two aircraft and we have provided a parent guarantee of the loan.

Aircraft Loans — In conjunction with the purchase of HAI on April 2, 2007 (see Note 2), we assumed various aircraft loans for an aggregate of $5.7 million, of which an aggregate of $3.1 million was outstanding as of June 30, 2007.  The remainder of these loans were repaid during July 2007 and were therefore classified in current liabilities as of June 30, 2007.

        BRISTOW GROUP INC. AND SUBSIDIARIES

          Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft.  As of June 30, 2007, we had 32 aircraft on order and options to acquire an additional 52 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating margin.

	Nine Months Ending March 31,		Fiscal Year Ending March 31,
	2008		2009		2010	2011	2012-2013	Total
Commitments as of June 30, 2007:
Number of aircraft:
Small	3		—		—	—	—	3
Medium	8		3		—	—	—	11
Large	6		6		—	—	—	12
Training	6		—		—	—	—	6
	23	(1)	9	(2)	—	—	—	32
Related expenditures (in thousands) (3)	$165,030		$89,956		$—	$—	$—	$254,986

Options as of June 30, 2007:
Number of aircraft:
Medium	—		1		9	8	12	30
Large	—		5		11	6	—	22
	—		6		20	14	12	52
Related expenditures (in thousands) (3)	$36,973		$191,661		$289,399	$132,102	$82,733	$732,868
_________

(1)	Signed customer contracts are currently in place for 8 of the 17 non-training aircraft.

(2)	No signed customer contracts are currently in place for these 9 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2007:

	Three Months Ended
	June 30, 2007
	Orders	Options
Beginning of quarter	31	52
Aircraft delivered	(7)	—
Aircraft ordered	2	—
Training aircraft	6	—
End of quarter	32	52

As occurred during fiscal year 2007, we periodically order aircraft for which we have no options.

Collective Bargaining Agreements — We employ approximately 300 pilots in our North America operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005.  The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several other benefit plans.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K.  As a result of the negotiations completed to date, labor rates under our existing contracts increased 4-5% starting in July 2007 and will continue through June 2008.  We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

We are currently involved in annual contract negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations.

We are currently involved in discussions with the pilot’s union in Australia, and we expect that the labor rates on our existing contracts could increase 10-14% starting in fiscal year 2008.

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

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of June 30, 2007, approximately 2,050,000 shares of our common stock were held by persons with foreign addresses.  These shares represented approximately 8.6% of our total outstanding common shares as of June 30, 2007.  Because a substantial portion of our common stock and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.

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

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

During fiscal years 2005, 2006 and 2007, and the three months ended June 30, 2006, we incurred approximately $2.2 million, $10.5 million, $3.1 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review.  During the three months ended June 30, 2007, we incurred no legal or other professional costs in connection with the Internal Review.

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

Document Subpoena from U.S. Department of Justice — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”).  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S., as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

In connection with this matter, we incurred $2.6 million, $1.9 million and $0.6 million in legal and other professional fees in fiscal years 2006 and 2007, and the three months ended June 30, 2006, respectively.  We incurred no legal or other professional fees in connection with this matter for the three months ended June 30, 2007, however, significant expenditures may continue to be incurred in the future in connection with this matter.

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

Supply Agreement with Timken — In conjunction with the sale of certain of the assets of Turbo Engines, Inc. to Timken Alcor Aerospace Technologies, Inc. (“Timken”) in November 2006, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through June 30, 2007, we purchased $1.4 million under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($20.1 million) of the debt of FBS Limited and $11.7 million of the debt of RLR, both unconsolidated affiliates.  See discussion of these commitments in Note 3 to our fiscal year 2007 Financial Statements.  As of June 30, 2007, we have recorded a liability of $0.7 million representing the fair value of the RLR guarantee, which is reflected in our condensed consolidated balance sheet in other liabilities and deferred credits.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of June 30, 2007, surety bonds denominated in Mexican pesos with an aggregate value of 40.8 million Mexican pesos ($3.8 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.7 million were outstanding.

The following table summarizes our commitments under these guarantees as of June 30, 2007:

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Thereafter
(In thousands)
$37,284	$3,769	$13,455	$20,060	$—

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

NOTE 7 — TAXES

Our effective income tax rates from continuing operations were 33.0% and 29.8% for the three months ended June 30, 2006 and 2007, respectively.  During the three months ended June 30, 2006 and 2007, we benefited from tax contingency related items totaling $0.8 million and $0.9 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As discussed under “Recent Accounting Pronouncements” in Note 1, on April 1, 2007 we adopted FIN No. 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

measurement.  The effects of a tax position are recognized in the period in which we determine that it is more likely than not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement.

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years.  The adoption of FIN No. 48 on April 1, 2007 did not affect our beginning retained earnings since we had previously reserved for uncertain tax positions.  Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense.  As of March 31 and June 30, 2007, $0.3 million in interest and penalties were accrued in connection with uncertain tax positions.  The tax years that remain open to examination by the major taxing jurisdictions (the U.S., the U.K. and Nigeria) to which we are subject range from 2001 to 2007.

As of the April 1, 2007 date of adoption of FIN No. 48 and June 30, 2007, we had $6.3 million and $5.5 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Service cost for benefits earned during the period	$63	$71
Interest cost on pension benefit obligation	5,484	6,559
Expected return on assets	(5,674)	(6,790)
Amortization of unrecognized losses	879	1,024
Net periodic pension cost	$752	$864

The current estimate of our cash contributions to the pension plans for fiscal year 2008 is $14.7 million, $3.6 million of which was paid during the three months ended June 30, 2007.

Stock-Based Compensation

We have a number of incentive and stock option plans which are described in Note 8 to our fiscal year 2007 Financial Statements.

On May 3, 2007, the board of directors of the Company approved the Bristow Group Inc. 2007 Long Term Incentive Plan (the “2007 Plan”), which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on August 2, 2007.  The number of shares of common stock reserved under the 2007 Plan and available for incentive awards under the 2007 Plan is 1,200,000. The primary purpose of the 2007 Plan is to provide a means whereby we may advance the best interests of the Company by providing outside directors, employees and consultants with additional incentives through the grant of stock options to purchase common stock of the Company, shares of restricted stock, other stock-based awards (payable in cash or common stock) and performance awards, thereby increasing the personal stake of such persons in the continued success and growth of the Company.

For the three months ended June 30, 2006 and 2007, total stock-based compensation expense, which includes both stock options and restricted stock units, totaled $0.8 million and $1.5 million, respectively.  Stock-based compensation expense has been allocated to our various business units.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

During the three months ended June 30, 2007, 191,800 stock options were granted at an average exercise price of $46.16 per share.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 4.74%; dividend yield of zero; stock price volatility of 45%; and expected option lives of 4 years.  Also during the three months ended June 30, 2007, we awarded 127,600 restricted stock units and 75,300 shares of restricted stock at an average grant date fair value of $44.84 per share.

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

On August 2, 2007, our stockholders approved an increase to the number of authorized shares of our common stock from 35,000,000 to 90,000,000.

Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three months ended June 30, 2006 excluded options to purchase 176,880 shares at a weighted average exercise price of $31.77, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three months ended June 30, 2007 excluded options to purchase 339,331 shares at a weighted average exercise price of $35.74, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three months ended June 30, 2007 also included weighted average shares resulting from the assumed conversion of our Preferred Stock at the conversion rate that results in the most dilution:  1.4180 shares of common stock for each share of Preferred Stock.  The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended June 30,
	2006	2007
Net income (in thousands):
Income available to common stockholders – basic	$17,229	$19,510
Preferred Stock dividends	—	3,162
Income available to common stockholders - diluted	$17,229	$22,672
Shares:
Weighted average number of common shares outstanding – basic	23,393,010	23,602,696
Assumed conversion of Preferred Stock outstanding during the period	—	6,522,972
Net effect of dilutive stock options, restricted stock and restricted stock units based on the treasury stock method	114,498	93,357
Weighted average number of common shares outstanding – diluted	23,507,508	30,219,025
Basic earnings per common share	$0.74	$0.83
Diluted earnings per common share	$0.73	$0.75

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 10 — SEGMENT INFORMATION

We conduct our business in two segments: Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions:  Western Hemisphere, Eastern Hemisphere and Global Training, and eight business units within those divisions. Western Hemisphere and Eastern Hemisphere operate through seven of the business units:  North America and South and Central America within the Western Hemisphere, and Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere. Our EH Centralized Operations business unit is comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses. These operations are not included within any other business unit as they are managed centrally by our Eastern Hemisphere management separate and apart from these other operations.  Bristow Academy is the only business unit within our Global Training division within the Helicopter Services segment.

We provide Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management name.

The tables that follow show reportable segment information for the three months ended June 30, 2006 and 2007, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.  Amounts presented in the identifiable assets table as of March 31, 2007 have been reclassified from our prior presentation.

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Segment gross revenue from external customers:
Helicopter Services:
North America	$59,073	$57,339
South and Central America	13,012	16,036
Europe	70,594	82,927
West Africa	31,736	33,283
Southeast Asia	17,040	22,492
Other International	8,955	11,276
EH Centralized Operations	3,012	2,108
Bristow Academy	—	3,019
Total Helicopter Services	203,422	228,480
Production Management Services	17,665	16,522
Corporate	(25)	—
Total segment gross revenue	$221,062	$245,002

Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$4,295	$3,600
South and Central America	—	—
Europe	1,387	430
West Africa	—	—
Southeast Asia	—	—
Other International	—	179
EH Centralized Operations	62	4,697
Bristow Academy	—	—
Total Helicopter Services	5,744	8,906
Production Management Services	19	21
Total intersegment and intrasegment gross revenue	$5,763	$8,927

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$63,368	$60,939
South and Central America	13,012	16,036
Europe	71,981	83,357
West Africa	31,736	33,283
Southeast Asia	17,040	22,492
Other International	8,955	11,455
EH Centralized Operations	3,074	6,805
Bristow Academy	—	3,019
Intrasegment eliminations	(2,860)	(6,235)
Total Helicopter Services (1)	206,306	231,151
Production Management Services (2)	17,684	16,543
Corporate	(25)	—
Intersegment eliminations	(2,903)	(2,692)
Total consolidated gross revenue	$221,062	$245,002

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$9,233	$10,714
South and Central America	3,970	3,685
Europe	14,096	14,575
West Africa	4,333	2,797
Southeast Asia	2,435	4,127
Other International	1,516	2,265
EH Centralized Operations	(1,767)	(4,279)
Bristow Academy	—	(91)
Total Helicopter Services	33,816	33,793
Production Management Services	1,413	1,089
Gain on disposal of assets	998	584
Corporate	(5,167)	(5,592)
Total consolidated operating income	$31,060	$29,874

	March 31,	June 30,
	2007	2007
	(In thousands)
Identifiable assets:
Helicopter Services:
North America	$424,936	$434,535
South and Central America	158,383	190,161
Europe	391,356	417,662
West Africa	134,128	173,353
Southeast Asia	42,458	58,825
Other International	71,679	85,182
EH Centralized Operations	157,565	163,158
Bristow Academy	—	22,059
Total Helicopter Services	1,380,505	1,544,935
Production Management Services	32,074	33,989
Corporate	93,224	265,516
Total identifiable assets	$1,505,803	$1,844,440

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)
________

(1)	Includes reimbursable revenue of $23.3 million and $20.2 million for the three months ended June 30, 2006 and 2007, respectively.

(2)	Includes reimbursable revenue of $3.9 million and $1.3 million for the three months ended June 30, 2006 and 2007, respectively, net of intercompany eliminations.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Net income	$17,229	$22,672
Other comprehensive income (loss):
Currency translation adjustments	18,367	8,720
Comprehensive income (loss)	$35,596	$31,392

During the three months ended June 30, 2006, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of June 30, 2006.  During the three months ended June 30, 2007, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of June 30, 2007.  See discussion of foreign currency translation in Note 1.

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes and the 6 1/8% Senior Notes due 2013, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc.  (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$88,159	$156,843	$—	$245,002
Intercompany revenue	—	5,156	6,115	(11,271)	—
	—	93,315	162,958	(11,271)	245,002
Operating expense:
Direct cost	—	60,127	124,950	—	185,077
Intercompany expenses	—	6,214	5,057	(11,271)	—
Depreciation and amortization	71	5,446	5,856	—	11,373
General and administrative	5,493	3,944	9,825	—	19,262
Loss (gain) on disposal of assets	—	(708)	124	—	(584)
	5,564	75,023	145,812	(11,271)	215,128
Operating income (loss)	(5,564)	18,292	17,146	—	29,874
Earnings (losses) from unconsolidated affiliates, net	15,625	175	3,215	(15,625)	3,390
Interest income	19,647	83	687	(18,219)	2,198
Interest expense	(2,812)	(5)	(18,335)	18,219	(2,933)
Other income (expense), net	(25)	(43)	494	—	426

Income before provision for income taxes and minority interest	26,871	18,502	3,207	(15,625)	32,955
Allocation of consolidated income taxes	(4,152)	(593)	(5,089)	—	(9,834)
Minority interest	(47)	—	(402)	—	(449)

Net income (loss)	$22,672	$17,909	$(2,284)	$(15,625)	$22,672

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

 Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,010	$3,434	$47,744	$—	$184,188
Accounts receivable	32,103	62,493	123,453	(42,080)	175,969
Inventories	—	72,834	85,036	—	157,870
Prepaid expenses and other	830	9,951	7,166	—	17,947
Total current assets	165,943	148,712	263,399	(42,080)	535,974
Intercompany investment	297,113	1,046	—	(298,159)	—
Investment in unconsolidated affiliates	4,643	1,611	40,574	—	46,828
Intercompany notes receivable	825,203	—	11,980	(837,183)	—
Property and equipment – at cost:
Land and buildings	263	36,689	14,898	—	51,850
Aircraft and equipment	2,259	550,611	588,708	—	1,141,578
	2,522	587,300	603,606	—	1,193,428
Less: Accumulated depreciation and amortization	(1,471)	(123,367)	(176,682)	—	(301,520)
	1,051	463,933	426,924	—	891,908
Goodwill	—	18,483	1,774	111	20,368
Other assets	9,348	224	1,153	—	10,725
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,043	$16,628	$36,028	$(11,356)	$42,343
Accrued liabilities	10,736	20,009	103,141	(30,724)	103,162
Deferred taxes	217	—	17,394	—	17,611
Short-term borrowings and current maturities of long-term debt	—	—	4,852	—	4,852
Total current liabilities	11,996	36,637	161,415	(42,080)	167,968
Long-term debt, less current maturities	234,379	—	19,851	—	254,230
Intercompany notes payable	14,569	230,773	591,841	(837,183)	—
Other liabilities and deferred credits	4,529	9,644	116,241	—	130,414
Deferred taxes	42,655	2,295	31,139	—	76,089
Minority interest	2,042	—	3,403	—	5,445
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	236	4,062	35,426	(39,488)	236
Additional paid-in-capital	169,353	51,170	8,015	(59,185)	169,353
Retained earnings	515,589	299,428	(82,414)	(217,014)	515,589
Accumulated other comprehensive income (loss)	85,399	—	(139,113)	17,639	(36,075)
	993,131	354,660	(178,086)	(298,048)	871,657
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$295,055	$6,348	$38,139	$—	$339,542
Accounts receivable	37,296	82,067	141,198	(53,031)	207,530
Inventories	—	73,997	95,638	—	169,635
Prepaid expenses and other	665	8,907	8,196	—	17,768
Total current assets	333,016	171,319	283,171	(53,031)	734,475
Intercompany investment	312,145	1,046	15,031	(328,222)	—
Investment in unconsolidated affiliates	4,591	1,783	41,187	—	47,561
Intercompany notes receivable	946,008	—	(5,656)	(940,352)	—
Property and equipment – at cost:
Land and buildings	262	40,006	16,071	—	56,339
Aircraft and equipment	2,310	631,486	635,594	—	1,269,390
	2,572	671,492	651,665	—	1,325,729
Less: Accumulated depreciation and amortization	(1,480)	(127,309)	(179,469)	—	(308,258)
	1,092	544,183	472,196	—	1,017,471
Goodwill	—	18,484	8,524	111	27,119
Other assets	13,881	239	3,694	—	17,814
	$1,610,733	$737,054	$818,147	$(1,321,494)	$1,844,440

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,736	$18,677	$42,161	$(20,018)	$43,556
Accrued liabilities	8,747	23,026	104,783	(33,013)	103,543
Deferred taxes	221	—	17,741	—	17,962
Short-term borrowings and current maturities of long-term debt	—	—	7,923	—	7,923
Total current liabilities	11,704	41,703	172,608	(53,031)	172,984
Long-term debt, less current maturities	534,380	—	19,002	—	553,382
Intercompany notes payable	—	310,652	629,717	(940,369)	—
Other liabilities and deferred credits	3,935	9,572	114,597	—	128,104
Deferred taxes	46,375	2,527	32,893	—	81,795
Minority interest	2,089	—	3,178	—	5,267
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	237	4,062	69,992	(74,054)	237
Additional paid-in-capital	172,373	51,201	8,045	(59,246)	172,373
Retained earnings	535,099	317,337	(84,698)	(232,639)	535,099
Accumulated other comprehensive income (loss)	81,987	—	(147,187)	37,845	(27,355)
	1,012,250	372,600	(153,848)	(328,094)	902,908
	$1,610,733	$737,054	$818,147	$(1,321,494)	$1,844,440

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

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(30,235)	$1,517	$15,157	$11,242	$(2,319)

Cash flows from investing activities:
Capital expenditures	(105)	(86,149)	(35,526)	—	(121,780)
Proceeds from asset dispositions	—	573	(122)	—	451
Acquisition, net of cash received	(15,031)	—	2,105	—	(12,926)

Net cash used in investing activities	(15,136)	(85,576)	(33,543)	—	(134,255)

Cash flows from financing activities:
Proceeds from borrowings	300,000	—	—	—	300,000
Debt issuance costs	(4,249)	—	—	—	(4,249)
Repayment of debt and debt redemption premiums	—	—	(3,166)	—	(3,166)
Increases (decreases) in cash related to intercompany advances and debt	(86,973)	86,973	11,242	(11,242)	—
Partial prepayment of put/call obligation	(37)	—	—	—	(37)
Preferred Stock dividends paid	(3,163)	—	—	—	(3,163)
Issuance of common stock	1,095	—	—	—	1,095
Tax benefit related to exercise of stock options	410	—	—	—	410
Net cash provided by (used in) financing activities	207,083	86,973	8,076	(11,242)	290,890
Effect of exchange rate changes on cash and cash equivalents	333	—	705	—	1,038
Net increase (decrease) in cash and cash equivalents	162,045	2,914	(9,605)	—	155,354
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$295,055	$6,348	$38,139	$—	$339,542

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of June 30, 2007 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2006  and 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2006 and 2007.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Houston, Texas
August 2, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “fiscal year 2007 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended June 30, 2006 and 2007, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2008 is referred to as “fiscal year 2008.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Item 1A. Risk Factors” in the fiscal year 2007 Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal program;

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

We conduct our business in two segments:  Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions:

•	Western Hemisphere

−	North America

−	South and Central America

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	Eastern Hemisphere (“EH”) Centralized Operations

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of June 30, 2007, we operated 403 aircraft (including 369 owned aircraft, 26 leased aircraft and 8 aircraft operated for one of our customers; 12 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 142 aircraft in addition to those aircraft leased from us.  In the Current Quarter, our Helicopter Services segment contributed approximately 93% of our gross revenue.

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures Inc. (“HAI”), a leading flight training provider with operations located in Titusville, Florida, and Concord, California, for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, with our existing training facilities in Norwich, England, formed a central core of our new

Global Training division within the Helicopter Services segment beginning in the Current Quarter.  For further discussion of the acquisition see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

We are also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico.  Our services include furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.  In connection with these activities, our Production Management Services segment uses our helicopter services.  We also handle regulatory and production reporting for some of our customers.  As of June 30, 2007, we managed or had personnel assigned to 329 production facilities in the U.S. Gulf of Mexico.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2007; (2) the number of helicopters which we had on order or under option as of June 30, 2007; and (3) the percentage of gross revenues which each of our segments and business units provided during the Current Quarter.  For additional information regarding our commitments and options to acquire aircraft, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of	Aircraft in Consolidated Fleet
	Current	Helicopters
Helicopter Services	Quarter Revenue	Small	Medium	Large	Fixed Wing	Total	Unconsolidated Affiliates	Total
North America	23%	136	29	4	1	170	—	170
South and Central America	7%	2	33	1	—	36	14	50
Europe	34%	1	10	39	—	50	30	80
West Africa	13%	12	28	2	7	49	—	49
Southeast Asia	9%	3	9	9	—	21	—	21
Other International	5%	—	12	10	3	25	41	66
EH Centralized Operations	1%	—	—	—	—	—	57	57
Bristow Academy	1%	51	—	—	1	52	—	52
Production Management	7%	—	—	—	—	—	—	—
Total (1)	100%	205	121	65	12	403	142	545
Aircraft not currently in fleet:
On order (2)		9	11	12	—	32
Under option		—	30	22	—	52
_________

(1)	Includes 12 aircraft held for sale.

(2)	Small aircraft on order include orders for six training aircraft.

We expect that the additional aircraft on order and any aircraft we acquire pursuant to options will generally be deployed evenly across our global business units, but with a bias towards those units where we expect higher growth, such as our Other International and Southeast Asia units.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — General” in the fiscal year 2007 Annual Report for a more in depth overview of our operations.

Our Strategy

Our goal is to advance our position as the leading helicopter services provider to the offshore energy industry.  For discussion of the strategies we intend to employ to achieve this goal see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Our Strategy” in the fiscal year 2007 Annual Report.

Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.6 million of capital through the sale of our 5.50% mandatory convertible preferred stock (“Preferred Stock”) completed in September and October 2006.  Additionally, we raised $295.8 million through the sale of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”) completed in June 2007.  As of June 30, 2007, we had commitments to purchase 12 large, 11 medium, 3 small and 6 training aircraft and options to purchase an additional 22 large aircraft and 30 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these options to purchase aircraft and may elect to expand our business through acquisition, including acquisitions currently under consideration.  We intend to use the proceeds from the 7 ½% Senior Notes issued in June 2007 to fund these expenditures.

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

We expect to see growth in demand for additional helicopter services, particularly in North and South America, West Africa and Southeast Asia.  We also expect that the relative importance of our other business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea.  This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft into markets that will sustain higher rates for our services.  Currently, helicopter manufacturers are indicating very limited supply availability during the next three years.  We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services.  At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by the current market conditions.

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

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended June 30,
	2006	2007
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$193,865	$223,551
Reimbursable revenue	27,197	21,451
Total gross revenue	221,062	245,002
Operating expense:
Direct cost	138,470	163,836
Reimbursable expense	26,898	21,241
Depreciation and amortization	10,283	11,373
General and administrative	15,349	19,262
Gain on disposal of assets	(998)	(584)
Total operating expense	190,002	215,128
Operating income	31,060	29,874
Earnings from unconsolidated affiliates, net of losses	1,559	3,390
Interest expense, net	(1,946)	(735)
Other income (expense), net	(4,785)	426
Income before provision for income taxes and minority interest	25,888	32,955
Provision for income taxes	(8,543)	(9,834)
Minority interest	(116)	(449)
Net income	$17,229	$22,672

The following table presents the impact on pre-tax earnings, net income and diluted earnings per share of certain items related to corporate activities that affect the comparability of our results from the Comparable Quarter:

	Three Months Ended June 30,
	2006			2007
	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Investigations:
SEC (1)	$(108)	$(70)	$—	$—	$—	$—
DOJ (1)	(591)	(384)	(0.02)	—	—	—
Tax contingency related items (2)	—	800	0.03	—	918	0.03
7 ½% Senior Notes due 2017 (3)	—	—	—	(357)	(232)	(0.01)
Foreign currency transaction gains (losses) (4)	(4,809)	(3,126)	(0.13)	401	261	0.01
Preferred Stock (5)	—	—	—	826	537	(0.19)
Total	$(5,508)	$(2,780)	$(0.12)	$870	$1,484	$(0.16)
_________

(1)	Included in general & administrative costs in our condensed consolidated statements of income.

(2)	Represents a direct reduction in our provision for income taxes in our condensed consolidated statements of income.

(3)
Represents the impact on interest expense, net of interest income earned on additional cash, resulting from the issuance of the 7 ½% Senior Notes in June 2007 (see discussion in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(4)	Included in other income (expense), net in our condensed consolidated statements of income.

(5)
Represents the impact on diluted earnings per share of the inclusion of weighted average shares resulting from the assumed conversion of Preferred Stock, partially offset by interest income earned on cash balances generated through the Preferred Stock offering in September and October 2006.  See Note 8 in the “Notes to Consolidated Financial Statements” in the fiscal year 2007 Annual Report for a further discussion of the Preferred Stock offering.

Current Quarter Compared to Comparable Quarter

Our gross revenue increased to $245.0 million for the Current Quarter from $221.1 million for the Comparable Quarter, an increase of 10.8%. Helicopter Services contributed to the increase in gross revenue with improvements for a majority of the business units within this segment as a result of increases in rates for helicopter services and the addition of new aircraft.  Our operating expense increased to $215.1 million for the Current Quarter from $190.0 million for the Comparable Quarter, an increase of 13.2%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs, and salaries and benefits (associated with the addition of personnel and salary increases), primarily within the West Africa and EH Centralized Operations business units.  Primarily as a result of these cost increases, our operating income and operating margin for the Current Quarter decreased to $29.9 million and 12.2%, respectively, compared to $31.1 million and 14.1%, respectively, for the Comparable Quarter.

Net income for the Current Quarter of $22.7 million represents a $5.4 million increase from the Comparable Quarter.  This increase in net income was driven by foreign currency exchange gains of $0.4 million in the Current Quarter compared to foreign currency exchange losses of $4.8 million in the Comparable Quarter, increases in earnings from unconsolidated affiliates and interest income and a decrease in interest expense in the Current Quarter, partially offset by the lower level operating income and an increase in our provision for income taxes (which resulted from an increase in pre-tax earnings, partially offset by a lower effective tax rate).

Business Unit Operating Results

The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the eight business units comprising our Helicopter Services segment.

Beginning with the fiscal year 2007 Annual Report, we made changes to the manner in which intercompany lease charges and depreciation are presented within our segments.  Intercompany lease revenues and expenses have been eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.  Intercompany lease revenue was previously included in gross revenue for the segment leasing the aircraft to other segments with the related lease and operating expenses being included in the segment operating the aircraft during the period.  Also, depreciation expense associated with aircraft was previously included within operating expense of the segment leasing the aircraft to other segments versus the segment operating the aircraft.  Amounts presented for Comparable Quarter have been reclassified herein to conform to the Current Quarter presentation.

	Three Months Ended June 30,
	2006	2007
Flight hours (excludes Bristow Academy and unconsolidated affiliates):
Helicopter Services:
North America (1)	42,609	40,271
South and Central America	9,285	11,367
Europe	10,170	10,821
West Africa	8,883	8,898
Southeast Asia	3,206	3,344
Other International	2,052	2,547
Consolidated total	76,205	77,248

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Gross revenue:
Helicopter Services:
North America	$63,368	$60,939
South and Central America	13,012	16,036
Europe	71,981	83,357
West Africa	31,736	33,283
Southeast Asia	17,040	22,492
Other International	8,955	11,455
EH Centralized Operations	3,074	6,805
Bristow Academy	—	3,019
Intrasegment eliminations	(2,860)	(6,235)
Total Helicopter Services (2)	206,306	231,151
Production Management Services (3)	17,684	16,543
Corporate	(25)	—
Intersegment eliminations	(2,903)	(2,692)
Consolidated total	$221,062	$245,002

See notes beginning on page 35.

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Operating expense: (4)
Helicopter Services:
North America	$54,135	$50,225
South and Central America	9,042	12,351
Europe	57,885	68,782
West Africa	27,403	30,486
Southeast Asia	14,605	18,365
Other International	7,439	9,190
EH Centralized Operations	4,841	11,084
Bristow Academy	—	3,110
Intrasegment eliminations	(2,860)	(6,235)
Total Helicopter Services	172,490	197,358
Production Management Services	16,271	15,454
Gain on disposal of assets	(998)	(584)
Corporate	5,142	5,592
Intersegment eliminations	(2,903)	(2,692)
Consolidated total	$190,002	$215,128

Operating income:
Helicopter Services:
North America	$9,233	$10,714
South and Central America	3,970	3,685
Europe	14,096	14,575
West Africa	4,333	2,797
Southeast Asia	2,435	4,127
Other International	1,516	2,265
EH Centralized Operations	(1,767)	(4,279)
Bristow Academy	—	(91)
Total Helicopter Services	33,816	33,793
Production Management Services	1,413	1,089
Gain on disposal of assets	998	584
Corporate	(5,167)	(5,592)
Consolidated operating income	31,060	29,874
Earnings from unconsolidated affiliates	1,559	3,390
Interest income	1,290	2,198
Interest expense	(3,236)	(2,933)
Other income (expense), net	(4,785)	426
Income before provision for income taxes and minority interest	25,888	32,955
Provision for income taxes	(8,543)	(9,834)
Minority interest	(116)	(449)
Net income	$17,229	$22,672

See notes beginning on following page.

	Three Months Ended June 30,
	2006	2007
Operating margin:(5)
Helicopter Services:
North America	14.6%	17.6%
South and Central America	30.5%	23.0%
Europe	19.6%	17.5%
West Africa	13.7%	8.4%
Southeast Asia	14.3%	18.3%
Other International	16.9%	19.8%
EH Centralized Operations	(57.5)%	(62.9)%
Bristow Academy	N/A	(3.0)%
Total Helicopter Services	16.4%	14.6%
Production Management Services	8.0%	6.6%
Consolidated total	14.1%	12.2%

__________

(1)
Our presentation of flight hours for North America has been changed from our Quarterly Report for the Comparable Quarter to reflect total flight hours, which is consistent with the presentation of flight hours for our other business units.  North America flight hours in the prior report reflected only billed hours.

(2)	Includes reimbursable revenue of $23.3 million and $20.2 million for the three months ended June 30, 2006 and 2007, respectively.

(3)	Includes reimbursable revenue of $3.9 million and $1.3 million for the three months ended June 30, 2006 and 2007, respectively, net of intercompany eliminations.

(4)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended June 30,
	2006	2007
	(In thousands)
Helicopter Services:
North America	$2,765	$3,056
South and Central America	962	949
Europe	2,653	3,416
West Africa	1,576	1,600
Southeast Asia	1,017	805
Other International	826	729
EH Centralized Operations	411	329
Bristow Academy	—	376
Total Helicopter Services	10,210	11,260
Production Management Services	47	42
Corporate	26	71
Consolidated total	$10,283	$11,373

(5)	Operating margin is calculated as gross revenues less operating expenses divided by gross revenues.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our segments and business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $231.2 million, an increase of 12.1%, for the Current Quarter from $206.3 million for the Comparable Quarter, and operating expense increased to $197.4 million, an increase of 14.4%, from $172.5 million for the Comparable Quarter.  This resulted in an operating margin of 14.6% for the Current Quarter compared to 16.4% for the Comparable Quarter, primarily impacted by our results for West Africa and EH Centralized Operations.  Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America decreased to $60.9 million for the Current Quarter from $63.4 million for the Comparable Quarter, and flight activity decreased by 5.5%.  The decrease in gross revenue is due to a reduction in technical services revenue from Turbo Engines, Inc. (“Turbo”), which was sold in November 2006, partially offset by a favorable shift in the mix of aircraft type utilized in the Current Quarter.  Despite an overall decrease in flight activity in the Current Quarter, revenue from flight operations were higher than the Comparable Quarter as a result of an increase in the usage of medium and large aircraft, which earn higher rates.  Additionally, a rate increase for certain contracts (which is being phased in beginning in March 2007) also contributed to the increase in revenue from flight operations in the Current Quarter.

Operating expense for North America decreased to $50.2 million for the Current Quarter from $54.1 million for the Comparable Quarter.  The decrease was primarily due to a $3.3 million reduction in operating expense attributable to Turbo and a reduction in costs associated with the DOJ investigation (see “Document Subpoena from U.S. Department of Justice” in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further discussion), partially offset by higher labor costs associated with increases in salaries.  The North America business unit includes our Western Hemisphere (“WH”) Centralized Operations, which performs major maintenance on aircraft operated by our Western Hemisphere business units.  During the Current Quarter, WH Centralized Operations incurred lower maintenance costs than planned, which resulted in an increase in operating margin to 17.6% for the Current Quarter from 14.6% for the Comparable Quarter.

South and Central America

Gross revenue for South and Central America increased to $16.0 million for the Current Quarter from $13.0 million for the Comparable Quarter, primarily due to a 23.8% increase in flight activity in Trinidad (as a result of the addition of three aircraft in this market since the Comparable Quarter).  Flight activity also increased by 46.9% in Mexico, although it did not result in a corresponding increase in revenue.  As discussed in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, we recognize revenue on a cash basis from our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively, “HC”).  Cash receipts from HC totaled $1.6 million in the Current Quarter compared to $2.3 million in the Comparable Quarter.

Operating expense for South and Central America increased to $12.4 million for the Current Quarter from $9.0 million for the Comparable Quarter, primarily due to increased expenses in Trinidad and Mexico (as a result of the increase in flight activity in those markets).  Primarily as a result of the increase in operating expense in Mexico (including maintenance costs) for which there was no corresponding revenue increase (due to the lower level of cash receipts in the Current Quarter), the operating margin for this business unit decreased to 23.0% for the Current Quarter from 30.5% for the Comparable Quarter.

In March 2007, we sold our ownership interest in a joint venture that operates in Brazil to our partners in the joint venture.  We anticipate that once our existing agreements expire that we will evaluate the alternatives for these aircraft, which include leasing to other customers in Brazil, selling or relocating the aircraft.  Therefore, we may experience a substantial reduction in business activity in Brazil in future periods.

Europe

Gross revenue for Europe increased to $83.4 million for the Current Quarter from $72.0 million for the Comparable Quarter, primarily as a result of a 6.4% increase in flight activity.  The majority of the increase in flight hours related to the addition of three medium and four large aircraft in the North Sea since the Comparable Quarter.  Additionally, revenue also improved as a result of increases in monthly standing charge rates and annual rate escalations under certain of our contracts.

Operating expense for Europe increased to $68.8 million for the Current Quarter from $57.9 million for the Comparable Quarter primarily due to a $3.2 million increase in salaries and benefits (resulting from the increase in activity, additions in personnel and salary increases), a $2.9 million increase in maintenance expense (resulting from an increase in allocations of maintenance from EH Centralized Operations) and a $1.9 million increase in third-party lease costs.  As a result of additional personnel, salary increases and increased maintenance expense in the Current Quarter, all of which increased our operating expenses with no corresponding increase in revenue, operating margin for Europe decreased to 17.5% for the Current Quarter from 19.6% for the Comparable Quarter.

We are currently involved in negotiations with unions representing our pilots and engineers in this market.  As a result of the negotiations completed to date, labor rates under our existing contracts increased 4-5% starting in July 2007 and will continue through June 2008.  We expect to be able to pass these costs on to our customers through rate increases as customer contracts come up for renewal.

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

We provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”).  We expect that the transition of work and certain of the associated staff to a successor operator will take place, one base at a time, over a period of at least one year.  The first base was transferred on July 1, 2007.  The MCA has the option to extend the contract through July 2009.  At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers, trade the aircraft in as partial consideration towards the purchase of new aircraft or sell the aircraft.  In the Comparable Quarter and Current Quarter, we had $8.9 million and $8.1 million, respectively, in operating revenues associated with this contract.  In July 2006, we entered into a partnership with FB Heliservices Limited (“FBH”), an unconsolidated affiliate of ours, and a third party, Serco Limited, through which we will seek to obtain the future U.K.-wide search and rescue contract, including the provision of a significant number of aircraft, anticipated to start in 2012.

West Africa

Gross revenue for West Africa increased to $33.3 million for the Current Quarter from $31.7 million for the Comparable Quarter, primarily as a result of an increase in rates under our contract with a major customer in Nigeria (beginning October 1, 2006) and increases in certain of our standard monthly rates for other contracts, partially offset by a $1.9 million decrease in out-of-pocket expenses rebilled to our customers.  Although government-mandated national holidays (due to national elections) and a national labor strike contributed to a total of 14 non-operating days for our aircraft during the Current Quarter, flight activity remained mostly flat as many of those days were weekend days, and we were able to shift regular maintenance on our aircraft to these days.  In July 2007, we negotiated (but have not reached final agreement) to amend our contracts with two major customers in Nigeria for rate increases, extended terms, expanded scope, and modification of other contract terms.  In each case the customers have proposed improved terms which we are continuing to negotiate.  All rate increases will be recognized beginning in the period that we reach final agreement with the customers.

Operating expense for West Africa increased to $30.5 million for the Current Quarter from $27.4 million for the Comparable Quarter.  The increase was primarily a result of $6.7 million in compensation related increases, including severance accruals, wage increases and additional pension costs, which was partially offset by decreases in out-of-pocket expenses rebilled to our customers ($1.9 million) and in other expenses, including freight charges and travel costs.  We are in negotiations with the unions in Nigeria and anticipate that we will increase salaries and certain benefits for union personnel.  Operating margin for West Africa decreased to 8.4% for the Current Quarter from 13.7% for the Comparable Quarter, primarily as a result of these increased compensation costs.

In  fiscal year 2007, we reorganized our Nigerian operations, which included increased security, consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities.  This reorganization as well as periodic disruption to our operations related to civil unrest and violence have made and are expected to continue to make our operating results from Nigeria unpredictable through at least the end of calendar year 2007.

Southeast Asia

Gross revenue for Southeast Asia increased to $22.5 million in the Current Quarter from $17.0 million for the Comparable Quarter primarily due to higher revenue in Australia.  Australia’s flight activity and revenue increased 15.1% and 49.2%, respectively, from the Comparable Quarter, primarily due to the addition of two aircraft to this market since the Comparable Quarter and rate increases.

Operating expense increased to $18.4 million for the Current Quarter from $14.6 million for the Comparable Quarter as a result of costs associated with the increase in activity compared to the Comparable Quarter.  As a result of the increases in activity and rates in Australia during the Current Quarter, operating margin increased to 18.3% for the Current Quarter from 14.3% for the Comparable Quarter.

Other International

Gross revenue for Other International increased to $11.5 million for the Current Quarter from $9.0 million for the Comparable Quarter, primarily due to increases in flight activity in Egypt and India (which resulted from an additional aircraft operating in Egypt and an additional aircraft operating in India over the Comparable Quarter), rate increases for our operations in Russia and our commencement of operations in Libya since the Comparable Quarter.

Operating expense increased to $9.2 million for the Current Quarter from $7.4 million for the Comparable Quarter.  The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity and commencement of operations in Libya.  As a result of the additional aircraft operating in Egypt and India, rate increases in Russia and the commencement of operations in Libya, operating margin for Other International increased to 19.8% for the Current Quarter from 16.9% for the Comparable Quarter.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) and division level expenses.  Operating expense reflects costs associated with other non-flight services net of the related charge to the other Eastern Hemisphere business units.

Gross revenue for EH Centralized Operations increased to $6.8 million for the Current Quarter from $3.1 million for the Comparable Quarter as a result of increased parts sales and increased intercompany charges to other business units for overhead costs.

Operating expense increased to $11.1 million for the Current Quarter from $4.8 million for the Comparable Quarter, primarily due to a $3.0 million increase in unrecovered maintenance costs and a $1.8 million increase in salaries and benefits resulting from additional personnel.  The level of billings to other business units in the Current Quarter did not fully recover all maintenance costs incurred as had been the case in the Comparable Quarter.

Bristow Academy

As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on April 2, 2007 we acquired Bristow Academy and formed our Global Training division.

Gross revenue and operating expense for Bristow Academy were $3.0 million and $3.1 million, respectively, for the Current Quarter, resulting in essentially breakeven results.  The results for the Current Quarter were impacted by the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.  We expect the profitability of Bristow Academy to improve in future periods.

Production Management Services

Gross revenue for our Production Management Services segment decreased to $16.5 million for the Current Quarter, a decrease of 6.8%, from $17.7 million for the Comparable Quarter, primarily due to the previously announced reduction of the scope of our services under a contract with a major customer beginning in October 2006.  This has been partially offset by labor revenue associated with the addition of several new contracts.  Operating expense decreased to $15.5 million for the Current Quarter from $16.3 million for the Comparable Quarter, primarily due to a decrease in costs associated with the decrease in activity.  As a result of the reduction of the scope of our services with a major customer, our operating margin decreased to 6.6% for the Current Quarter from 8.0% in the Comparable Quarter.  Nevertheless, the operating margin for the Current Quarter has improved over the 4.4% margin experienced in the three months ended March 31, 2007 as a result of revenue associated with the new contracts.

General and Administrative Costs

Consolidated general and administrative costs increased by $3.9 million during the Current Quarter compared to the Comparable Quarter.  The increase is primarily due to the addition of corporate personnel and an overall increase in corporate general and administrative costs, primarily related to increased salaries and benefits.  The increase in costs in the Current Quarter was partially offset by the fact that we incurred no costs related to the Internal Review and DOJ investigation in the Current Quarter.  Professional fees in the Comparable Quarter included approximately $0.1 million and $0.6 million in connection with the Internal Review and DOJ investigations, respectively.

Earning from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $3.4 million during the Current Quarter compared to $1.6 million in the Comparable Quarter, primarily due to a $1.0 million increase in equity earnings from Norsk (primarily resulting from increases in ad hoc flying and lower salary expenses resulting from a salary holiday in Norway) and a $0.4 million increase in the equity earnings from RLR (resulting from an increase in the amount of cash received from HC during the Current Quarter compared to the Comparable Quarter).

In March 2007, FBH was awarded a £9 million extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.  Under the contract, FBH provides four highly modified Civil Owned Military Registered Bell 412EP helicopters together with associated engineering and logistics support.

Interest Expense, Net

Interest expense, net of interest income, decreased to $0.7 million during the Current Quarter compared to $1.9 million during the Comparable Quarter, primarily due to an increase in capitalized interest from $1.0 million in the Comparable Quarter to $2.5 million in the Current Quarter and increased interest income, partially offset by additional interest expense of $1.1 million associated with the 7 ½% Senior Notes issued in June 2007.  More interest was capitalized in the Current

Quarter as a result of the increase in capital expenditures discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.  The increase in interest income primarily resulted from an increase in cash on hand during the Current Quarter as a result of the issuance of the 7 ½% Senior Notes.

Other Income (Expense), Net

Other income (expense), net, for the Current Quarter was income of $0.4 million compared to expense of $4.8 million for the Comparable Quarter, and primarily represents foreign currency transaction gains and losses.  The gains in the Current Quarter primarily resulted from revaluation of intercompany balances between our Nigerian entity, whose functional currency is the U.S. dollar, and our U.K. consolidated affiliates, whose functional currency is the British pound sterling, as the U.S. dollar weakened against the British pound sterling in the Current Quarter.  The losses in the Comparable Quarter primarily arose from operations performed by our U.K. consolidated affiliates and from operations which are outside the North Sea as a result of the weakening of the U.S. dollar in that period (see a discussion of foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Taxes

Our effective income tax rates from continuing operations were 33.0% and 29.8% for the Comparable Quarter and Current Quarter, respectively.  During the Comparable Quarter and the Current Quarter, we benefited from tax contingency related items totaling $0.8 million and $0.9 million, respectively.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows used in operating activities totaled $2.3 million during the Current Quarter compared to net cash flows provided by operating activities of $32.2 million during the Comparable Quarter.  Changes in non-cash working capital used $37.7 million in cash flows from operating activities for the Current Quarter compared to providing $3.4 million in the Comparable Quarter.

The $34.5 million decrease in net cash flows from operating activities is primarily the result of a $29.9 million increase in accounts receivable as collections on accounts receivable declined during the Current Quarter, particularly in West Africa.  In July 2007, $20.6 million of the receivables outstanding as of June 30, 2007 related to West Africa were collected.

Investing Activities

Cash flows used in investing activities were $134.3 million and $44.3 million for the Current Quarter and Comparable Quarter, respectively, primarily for capital expenditures as follows:
	Three Months Ended June 30,
	2006	2007
Number of aircraft delivered:
Medium	2	5
Large	—	2
Fixed wing	—	1
Total aircraft	2	8

Capital expenditures (in thousands):
Aircraft and related equipment	$44,085	$118,191
Other	2,797	3,589
Total capital expenditures	$46,882	$121,780

During the Comparable Quarter, we made final payments in connection with the delivery of two medium aircraft and progress payments on the construction of new aircraft to be delivered in future periods.  Also during the Comparable Quarter, we spent an additional $6.7 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.  During the Current Quarter, we made final payments in connection with the delivery of five medium and two large aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below), and purchased two training aircraft and a fixed wing aircraft, for a total of $109.9 million.  Also, during the Current Quarter, we spent $8.3 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

During the Current Quarter, we received proceeds from the disposal of three aircraft and certain other equipment and incurred a total loss from storm damage to one medium aircraft (which was fully insured), resulting in a net gain on asset disposals of $0.6 million.  During the Comparable Quarter we received proceeds of $2.6 million primarily from the disposal of five aircraft, two airframes and certain other equipment, which together resulted in a net gain of $1.0 million.

Due to the significant investment in aircraft made in both the Comparable Quarter and Current Quarter, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2008.  Also in fiscal year 2008, we expect to invest approximately $50 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through June 30, 2007, we had incurred $3.6 million towards these projects.

As discussed further in “Executive Overview — General” above, during the Current Quarter we acquired all of the common equity of HAI for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction.

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

Financing Activities

Cash flows provided by financing activities were $290.9 million during the Current Quarter compared to cash flows used in financing activities of $2.9 million during the Comparable Quarter.  During the Current Quarter, cash was provided by our issuance of the 7 ½% Senior Notes resulting in net proceeds of $295.8 million and by our receipt of proceeds of $1.1 million from the exercise of options to acquire shares of our common stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $3.2 million and the repayment of debt totaling $3.2 million.  See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the 7 ½% Senior Notes.

During the Comparable Quarter, cash was used for the repayment of debt totaling $4.0 million and was provided by our receipt of proceeds of $0.8 million from the exercise of options to acquire shares of our common stock by our employees.

Future Cash Requirements

Debt Obligations

As of June 30, 2007, total debt was $561.3 million, of which $7.9 million was classified as current.  Our outstanding debt obligations are described in Note 5 in the “Notes to Consolidated Financial Statements” in the fiscal year 2007 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Capital Commitments

We expect to make additional capital expenditures over the next six fiscal years to purchase additional aircraft.  As of June 30, 2007, we had 32 aircraft on order and options to acquire an additional 52 aircraft.  As of June 30, 2007, expenditures associated with these aircraft, including progress payments on aircraft expected to be delivered in future periods, are expected to total $255.0 million and $732.9 million for those aircraft under commitments and under options, respectively.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin.  See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter.

Other Obligations

Preferred Stock— Annual cumulative cash dividends of $2.75 per share of Preferred Stock are payable quarterly on the fifteenth day of each March, June, September and December.  If declared, dividends on the 4,600,000 shares of Preferred Stock would be $3.2 million on each quarterly payment date through the conversion date on September 15, 2009.  For a further discussion of the terms and conditions of the Preferred Stock, see Note 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2007 Annual Report.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2007 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2007 Annual Report and in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Nine Months
		Ending	Fiscal Year Ending March 31,
	Total	March 31, 2008	2009 - 2010	2011 - 2012	2013 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal	$561,305	$7,101	$7,708	$4,637	$541,859
Interest	320,067	28,681	75,550	74,788	141,048
Aircraft operating leases (1)	60,575	4,725	12,830	14,471	28,549
Other operating leases (2)	18,469	2,628	5,272	4,515	6,054
Pension obligations (3)	180,592	14,685	29,370	29,370	107,167
Aircraft purchase obligations	254,986	165,030	89,956	—	—
Other purchase obligations (4)	41,519	35,241	6,278	—	—
Total contractual cash obligations	$1,437,513	$258,091	$226,964	$127,781	$824,677
Other commercial commitments:
Debt guarantees (5)	$31,776	$—	$11,716	$20,060	$—
Other guarantees (5)	5,508	3,769	1,739	—	—
Letters of credit (6)	4,437	4,437	—	—	—
Total other commercial commitments	$41,721	$8,206	$13,455	$20,060	$—
_________

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

(3)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 12 years.  As of June 30, 2007, we had recorded on our balance sheet a $113.0 million pension liability associated with this obligation.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(4)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement (See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(5)
See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further details.  Additionally, the bank has an option to put to us the remaining amount of the RLR debt of $12.2 million, which we have guaranteed in the event of default of our partner in RLR.  This amount is not included in the table above.

(6)
In January 2006, a letter of credit was issued for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2007 Annual Report.  The letter of credit expires January 27, 2008.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Normally our operating cash flows are sufficient to fund our cash needs.  Although there can be no assurances, we believe that our existing cash, future cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments.  However, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet may require additional cash in the future to fund new aircraft purchases and working capital requirements.  Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised capital through the sale of Preferred Stock in September and October 2006 and the issuance of the 7 ½% Senior Notes in June 2007.

As of June 30, 2007, we had options to acquire an additional 22 large aircraft and an additional 30 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these additional options to acquire aircraft, purchase other aircraft or may elect to expand our business through acquisition, including acquisitions under consideration or negotiation.  Cash on hand, cash flow from operations and available borrowing capacity under the revolving credit facility are estimated to provide sufficient capital to exercise all of the aircraft purchase options and allow us to complete several small acquisitions (under $50 million) over the next five years without additional capital.  However, if we elect to make a major acquisition or purchase substantially more aircraft than available under the aircraft purchase options, additional capital may be necessary.

Cash and cash equivalents were $184.2 million and $339.5 million, as of March 31 and June 30, 2007, respectively.  Working capital as of March 31 and June 30, 2007, was $368.0 million and $561.5 million, respectively.  The increase in working capital during the Current Quarter was primarily a result of the $155.4 million increase in cash and cash equivalents resulting from the issuance of the 7 ½% Senior Notes, partially offset by capital expenditures for aircraft.

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2007 Annual Report for a discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2007 Annual Report except for our adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on April 1, 2007.  See discussion of the adoption of FIN No. 48 in Notes 1 and 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of recent accounting pronouncements.

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

For additional discussion of the SEC investigation, the Internal Review, and related proceedings, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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

For additional discussion of the DOJ investigation, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2007 Annual Report.  Significant matters concerning market risk arising during the three months ended June 30, 2007 are discussed below.

Foreign Currency Risk

On November 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the three months ended June 30, 2007 and is included in other income (expense), net in our condensed consolidated statement of income.

 On April 2, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from the British pound sterling to the U.S. dollar, which reduced our exposure to U.S. dollar denominated intercompany loans and advances.  Additionally, in April 2007 we reduced our Euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended June 30, 2007 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2007 Annual Report.  Developments in these previously reported matters are described in Note 6 in the “Condensed Notes to Consolidated Financial Statements” in Part I. Item 1. “Financial Statements” of this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes during the three months ended June 30, 2007 in our “Risk Factors” as discussed in our fiscal year 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

June 1, 2007 − June 30, 2007	9,113	$51.50	—	$—
________

(1)  No shares were purchased during the periods of April 1, 2007 - April 30, 2007 and May 1, 2007 - May 31, 2007.

(2)  The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to an employee under our 2004 Stock Incentive Plan.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on August 2, 2007.  Matters voted on at the meeting consisted of:

1.  For the election of directors, all nominees were approved.  The results were as follows:

Nominee	For	Withheld
Thomas N. Amonett	21,810,852	178,948
Charles F. Bolden, Jr.	21,046,955	942,845
Peter N. Buckley	21,907,524	82,276
Stephen J. Cannon	21,805,368	184,432
Jonathan H. Cartwright	21,907,974	81,826
William E. Chiles	21,922,647	67,153
Michael A. Flick	21,816,365	173,435
Thomas C. Knudson	21,918,847	70,953
Ken C. Tamblyn	21,819,618	170,182

2.  Proposal to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock.  The results were as follows:

For	Against	Abstain
19,557,773	2,424,959	7,068

3.  Proposal to approve an amendment to the Company’s Certificate of Incorporation to eliminate the Series B Preference Shares.  The results were as follows:

For	Against	Abstain
21,958,930	21,667	9,203

4.  Proposal to approve the adoption of the Bristow Group Inc. 2007 Long Term Incentive Plan. The results were as follows:

For	Against	Abstain	Broker No-Vote
16,707,661	3,543,442	16,144	1,722,553

5.  Proposal to approve and ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending March 31, 2008.  The results were as follows:

For	Against	Abstain
20,859,557	1,125,851	4,392

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.
4.1*	Indenture, dated June 13, 2007, among the Company, the Guarantors named therein and U.S. National Bank Association as Trustee relating to the 7 ½% Senior Notes due 2017.
4.2*
Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of
America Securities LLC, J.P. Morgan Securities Inc., Suntrust Robinson Humphrey and Wells Fargo Securities, LLC.

4.3*	Form of 144A Global Note representing $299,000,000 principal amount of 7 ½% Senior Notes due 2017.
4.4*	Form of Regulation S Global Note representing $1,000,000 principal amount of 7 ½% Senior Notes due 2017.
15.1*	Letter from KPMG LLP dated August 2, 2007, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Perry L Elders
Perry L.  Elders
Executive Vice President and Chief Financial Officer

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President and Chief Accounting Officer

August 2, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.
4.1*	Indenture, dated June 13, 2007, among the Company, the Guarantors named therein and U.S. National Bank Association as Trustee relating to the 7 ½% Senior Notes due 2017.
4.2*
Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of
America Securities LLC, J.P. Morgan Securities Inc., Suntrust Robinson Humphrey and Wells Fargo Securities, LLC.

4.3*	Form of 144A Global Note representing $299,000,000 principal amount of 7 ½% Senior Notes due 2017.
4.4*	Form of Regulation S Global Note representing $1,000,000 principal amount of 7 ½% Senior Notes due 2017.
15.1*	Letter from KPMG LLP dated August 2, 2007, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.