Form 10-Q
period 2007-10-09
Bristow Group Inc
filed 2007-11-05
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 31, 2007.

23,757,638 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC.  AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$191,341	$231,475	$373,127	$443,929
Operating revenue from affiliates	11,631	13,858	23,710	24,955
Reimbursable revenue from non-affiliates	20,091	25,505	46,216	45,853
Reimbursable revenue from affiliates	1,146	2,498	2,218	3,601
	224,209	273,336	445,271	518,338
Operating expense:
Direct cost	148,872	162,764	287,341	326,600
Reimbursable expense	20,879	25,793	47,778	47,034
Depreciation and amortization	10,737	12,395	21,020	23,768
General and administrative	16,527	21,039	31,876	40,301
Loss (gain) on disposal of assets	(3,667)	754	(4,665)	170
	193,348	222,745	383,350	437,873
Operating income	30,861	50,591	61,921	80,465
Earnings from unconsolidated affiliates, net of losses	1,728	4,118	3,287	7,508
Interest income	1,069	4,049	2,359	6,247
Interest expense	(2,871)	(6,523)	(6,107)	(9,456)
Other income (expense), net	(1,308)	360	(6,093)	786
Income before provision for income taxes and minority interest	29,479	52,595	55,367	85,550
Provision for income taxes	(9,728)	(18,641)	(18,271)	(28,475)
Minority interest	(676)	(4)	(792)	(453)
Net income	19,075	33,950	36,304	56,622
Preferred stock dividends	(321)	(3,163)	(321)	(6,325)
Net income available to common stockholders	$18,754	$30,787	$35,983	$50,297
Earnings per common share:
Basic	$0.80	$1.30	$1.54	$2.13
Diluted	$0.79	$1.12	$1.52	$1.87

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2007	September 30, 2007
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$184,188	$276,439
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $2.0 million and $1.8 million, respectively	158,770	191,962
Accounts receivable from affiliates, net of allowance for doubtful accounts of $3.2 million and $3.0 million, respectively	17,199	14,862
Inventories	157,870	176,459
Prepaid expenses and other	17,947	26,244
Total current assets	535,974	685,966
Investment in unconsolidated affiliates	46,828	54,314
Property and equipment – at cost:
Land and buildings	51,850	55,619
Aircraft and equipment	1,141,578	1,353,975
	1,193,428	1,409,594
Less – Accumulated depreciation and amortization	(301,520)	(309,726)
	891,908	1,099,868
Goodwill	20,368	29,302
Other assets	10,725	29,793
	$1,505,803	$1,899,243

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$42,343	$49,055
Accrued wages, benefits and related taxes	38,281	39,414
Income taxes payable	4,377	9,489
Other accrued taxes	9,084	5,118
Deferred revenues	16,283	14,703
Accrued maintenance and repairs	12,309	13,556
Other accrued liabilities	22,828	27,167
Deferred taxes	17,611	18,479
Short-term borrowings and current maturities of long-term debt	4,852	6,764
Total current liabilities	167,968	183,745
Long-term debt, less current maturities	254,230	550,571
Accrued pension liabilities	113,069	112,121
Other liabilities and deferred credits	17,345	15,312
Deferred taxes	76,089	89,914
Minority interest	5,445	5,258
Commitments and contingencies (Note 6)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled on liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 35,000,000 shares as of March 31 and 90,000,000 shares as of September 30; outstanding: 23,585,370 as of March 31 and 23,731,638 as of September 30 (exclusive of 1,281,050 treasury shares)	236	237
Additional paid-in capital	169,353	174,383
Retained earnings	515,589	565,886
Accumulated other comprehensive loss	(36,075)	(20,738)
	871,657	942,322
	$1,505,803	$1,899,243

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,
	2006	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$36,304	$56,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,020	23,768
Deferred income taxes	8,250	12,431
Loss (gain) on asset dispositions	(4,665)	170
Stock-based compensation expense	2,138	3,689
Equity in earnings from unconsolidated affiliates in excess of dividends received	(970)	(4,229)
Minority interest in earnings	792	453
Tax benefit related to exercise of stock options	(607)	(494)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,172)	(29,400)
Inventories	(5,241)	(13,460)
Prepaid expenses and other	(3,798)	(5,676)
Accounts payable	(7,949)	4,635
Accrued liabilities	7,099	2,230
Other liabilities and deferred credits	(502)	(7,241)
Net cash provided by operating activities	48,699	43,498
Cash flows from investing activities:
Capital expenditures	(108,556)	(221,095)
Proceeds from asset dispositions	8,590	3,144
Acquisition, net of cash received	—	(12,926)
Note issued to unconsolidated affiliate	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)
Net cash used in investing activities	(99,966)	(236,978)
Cash flows from financing activities:
Proceeds from borrowings	—	300,000
Debt issuance costs	—	(4,889)
Issuance of Preferred Stock	194,450	—
Preferred Stock issuance costs	(346)	—
Repayment of debt and debt redemption premiums	(1,541)	(7,205)
Partial prepayment of put/call obligation	(80)	(78)
Preferred Stock dividends paid	—	(6,325)
Issuance of common stock	2,169	1,265
Tax benefit related to exercise of stock options	607	494
Net cash provided by financing activities	195,259	283,262
Effect of exchange rate changes on cash and cash equivalents	1,801	2,469
Net increase in cash and cash equivalents	145,793	92,251
Cash and cash equivalents at beginning of period	122,482	184,188
Cash and cash equivalents at end of period	$268,275	$276,439
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$5,267	$13,639
Income taxes	$6,187	$11,539
Non-cash investing activities:
Capital expenditures funded by accounts payable and short-term notes, net	$12,859	$—

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2007, the consolidated results of operations for the three and six months ended September 30, 2006 and 2007, and the consolidated cash flows for the six months ended September 30, 2006 and 2007.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2008 is referred to as fiscal year 2008.

Foreign Currency Translation

See “Foreign Currency Translation” in Note 1 to the fiscal year 2007 Financial Statements for a discussion of the related accounting policies.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
High	$1.91	$2.06	$1.91	$2.06
Average	1.87	2.02	1.85	2.00
Low	1.82	1.98	1.74	1.97

As of March 31 and September 30, 2007, the exchange rate was $1.96 and $2.04, respectively.

On November 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the six months ended September 30, 2007 and is included in other income (expense), net in our condensed consolidated statement of income.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective for fiscal year 2009, with early adoption permitted.  We have not yet completed our evaluation of the impact of SFAS No. 159.

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

On November 2, 2007, we sold our Grasso Production Management (“Grasso”) business, which comprised our entire Production Management Services segment, for approximately $22.5 million, subject to post-closing adjustments.  We sold Grasso for approximately book value with a net loss of approximately $6 million related to taxes on non-deductible goodwill and transaction costs which will be recorded in our fiscal quarter ending December 31, 2007.  The financial results for our Production Management Services segment will be classified as discontinued operations beginning in our fiscal quarter ending December 31, 2007.  The Production Management Services segment had current assets, goodwill, total assets, current liabilities and total liabilities of $21.9 million, $13.8 million, $36.1 million, $6.5 million and $6.6 million, respectively, as of  September 30, 2007.  In conjunction with the sale of Grasso, we agreed to continue to provide helicopter services to Grasso through December 31, 2010.  In connection with the sale of Grasso, we executed Supplemental Indentures with the Trustees for our 7 ½% and 6 ⅛% Senior Notes releasing Grasso Corporation and its subsidiaries as guarantors under the Indentures.

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations in Titusville, Florida, and Concord, California, for approximately $15 million in cash.  We also assumed $5.7 million of debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, when combined with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment.  As of the acquisition date, Bristow Academy operated 51 aircraft (including 38 owned and 13 leased aircraft) and employed 122 people, including 48 flight instructors and is the only school approved to provide helicopter flight training to the Commercial Pilot level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  The Global Training division will support, coordinate, standardize, and in the case of the Bristow Academy schools, directly manage all flight and maintenance training activities within the Helicopter Services segment.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

The acquisition was accounted for under the purchase method, and we have consolidated the results of Bristow Academy from the date of acquisition.  The purchase price has been allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately $8.6 million. The purchase price allocation is subject to adjustment as additional information becomes available and will be finalized by April 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

April 2, 2007
(In thousands)
Current assets	$2,925
Property and equipment	8,689
Other assets	12,011
Total assets acquired	23,625
Current liabilities, including debt	8,461
Total liabilities assumed	8,461
Net assets acquired	$15,164

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

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)
Unconsolidated Affiliates

HC — After the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”).  During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected.  As of September 30, 2007, $0.9 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.7 million for amounts billed but not collected from HC.  During the six months ended September 30, 2007, we recognized revenue of $0.5 million upon receipt of payment from HC for amounts billed in fiscal year 2007 and recorded equity earnings from RLR of $0.8 million related to receipt of payment by RLR from HC for amounts billed in fiscal year 2007.  No amounts collected from HC by the Company or RLR during the three months ended September 30, 2007 related to amounts billed prior to fiscal year 2008.  We have taken several actions which have improved the financial condition and profitability of HC, and we will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.

RLR — During September 2007, we and our partners each contributed additional capital of approximately $2.0 million to RLR and we loaned RLR $4.1 million under a three-year term loan arrangement, which is included in other assets in the condensed consolidated balance sheet as of September 30, 2007.  The funds were used by RLR to purchase an aircraft delivered in September which will be leased to HC.

NOTE 4 — PROPERTY AND EQUIPMENT

During the six months ended September 30, 2007, we disposed of four aircraft and certain other equipment, incurred a total loss on one medium aircraft that crashed in Nigeria, a total loss on one small aircraft in a flight accident in the Gulf of Mexico and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.2 million.  All of these losses were insured.

Additionally, during the six months ended September 30, 2007, we made final payments in connection with the delivery of two small, ten medium, two large aircraft and two training aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 6), and purchased one fixed wing aircraft, for a total of $196.1 million.  Also, during the six months ended September 30, 2007, we spent $17.5 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations, and spent $7.5 million for additions to land and buildings.

As of September 30, 2007, we had 12 aircraft held for sale and classified in prepaid expenses and other in our condensed consolidated balance sheet.

        BRISTOW GROUP INC. AND SUBSIDIARIES

         Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 5 — DEBT

Debt as of March 31 and September 30, 2007 consisted of the following (in thousands):

	March 31, 2007	September 30, 2007
7 ½% Senior Notes due 2017	$—	$300,000
6 ⅛% Senior Notes due 2013	230,000	230,000
Term loans	18,848	17,833
Hemisco Helicopters International, Inc. note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	389	296
Sakhalin debt	4,065	3,417
Bristow Academy debt	—	9
Total debt	259,082	557,335
Less short-term borrowings and current maturities of long-term debt	(4,852)	(6,764)
Total long-term debt	$254,230	$550,571

7 ½% Senior Notes due 2017 — On June 13, 2007, we completed an offering of $300 million of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”).  These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 7 ½% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”).  We intend to use the net proceeds from the offering to fund additional aircraft purchases, including aircraft under options, and for general corporate purposes.  The indenture to the 7 ½% Senior Notes restricts, among other things, our ability to pay dividends or make other distributions to stockholders.  We will pay interest on the 7 ½% Senior Notes on March 15 and September 15 of each year, which began on September 15, 2007, and the 7 ½% Senior Notes mature on September 15, 2017.  The 7 ½% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively.

Senior Secured Credit Facilities — Our syndicated senior secured credit facilities consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). See Note 5 to the fiscal year 2007 Financial Statements for further information on the terms of these facilities.  As of September 30, 2007, we had $3.8 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

Term Loans — Two limited recourse term loans were created in connection with sale and lease transactions for two aircraft entered into with Heliair in fiscal year 1999.  The limited recourse term loans were secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we provided asset value guarantees totaling up to $3.8 million, payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  As a result of these guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated limited recourse term loans were reflected on our consolidated balance sheet.  In May 2007, BriLog completed a new $18.7 million term loan financing, the proceeds of which were used to purchase the two aircraft from Heliair in May and July 2007.  Heliair used the sales proceeds to repay the limited recourse term loans concurrently.  This financing and aircraft purchase did not involve the transfer of cash.  See Note 3 for a discussion of our relationship with Heliair.

The new term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million having been made in June 2007, which will be followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 6.48% as of September 30, 2007).  The new term loan is secured by the two aircraft and we have provided a parent guarantee of the loan.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)
NOTE 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the current and next five fiscal years to purchase additional aircraft.  As of September 30, 2007, we had 32 aircraft on order and options to acquire an additional 42 aircraft.  Six options for medium sized aircraft expired during the three months ended September 30, 2007.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating margin.

	Six Months Ending March 31,		Fiscal Year Ending March 31,
	2008		2009		2010	2011	2012-2013	Total
Commitments as of September 30, 2007:
Number of aircraft:
Small	1		—		—	—	—	1
Medium	4		6		—	—	—	10
Large	6		10		—	—	—	16
Training	5		—		—	—	—	5
	16	(1)	16	(2)	—	—	—	32
Related expenditures (in thousands) (3)	$113,817		$162,661		$—	$—	$—	$276,478
Options as of September 30, 2007:
Number of aircraft:
Medium	—		—		5	8	11	24
Large	—		1		11	6	—	18
	—		1		16	14	11	42
Related expenditures (in thousands) (3)	$17,714		$112,745		$264,746	$132,174	$80,586	$607,965
_________

(1)	Signed customer contracts are currently in place for 10 of the 11 non-training aircraft.

(2)	Signed customer contracts are currently in place for 4 of these 16 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during the fiscal year 2008:

	Three Months Ended
	June 30, 2007		September 30, 2007
	Orders	Options	Orders	Options
Beginning of quarter	31	52	32	52
Aircraft delivered	(7)	—	(9)	—
Aircraft ordered	2	—	5	—
Training aircraft	6	—	—	—
Options converted to orders	—	—	4	(4)
Options expired	—	—	—	(6)
End of quarter	32	52	32	42

We periodically order aircraft for which we have no options.

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

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K.  As a result of the negotiations completed to date, labor rates under our existing contracts increased 4-5% starting in July 2007 and the new labor rates will continue through June 2008.  We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

We are currently involved in annual contract negotiations with the unions in Nigeria and anticipate that we will increase certain benefits for union personnel as a result of these negotiations.

We are currently involved in discussions with the pilot’s union in Australia, and we expect that the labor rates on our existing contracts could increase 10-14% starting in the last half of fiscal year 2008.

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

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of September 30, 2007, approximately 2,231,000 shares of our common stock were held by persons with foreign addresses.  These shares represented approximately 9.4% of our total outstanding common shares as of September 30, 2007.  Because a substantial portion of our common stock and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.

Internal Review — In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation.  The SEC did not impose any fine or other monetary sanction upon the Company.  Without admitting or denying the SEC’s findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted. We could still face legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

As we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures.  As a result, new issues may be identified that may impact our financial statements and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal years 2005, 2006 and 2007, and the six months ended September 30, 2006, we incurred approximately $2.2 million, $10.5 million, $3.1 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review.  During the six months ended September 30, 2007, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC.
Following the previously disclosed settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Audit Committee's related Internal Review. We previously provided disclosure regarding the Internal Review in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. In addition, we were requested to enter into an agreement with the DOJ that would toll the statute of limitations relating to these matters. We intend to be responsive to the DOJ's requests. At this time, it is not possible to predict what the outcome of the DOJ's investigation into these matters will be for the Company.

Document Subpoena from U.S. Department of Justice — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the DOJ.  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S., as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)
In connection with this matter, we incurred $2.6 million, $1.9 million, $0.3 million and $0.9 million in legal and other professional fees in fiscal years 2006 and 2007, and the three and six months ended September 30, 2006, respectively.  We incurred $0.5 million in legal and other professional fees in connection with this matter for the six months ended September 30, 2007; however, significant expenditures may be incurred in the future in connection with this matter.

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

Supply Agreement with Timken — In conjunction with the sale of certain of the assets of Turbo Engines, Inc. to Timken Alcor Aerospace Technologies, Inc. (“Timken”) in November 2006, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through September 30, 2007, we purchased $2.3 million under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($20.4 million) of the debt of FBS Limited and $10.3 million of the debt of RLR, both unconsolidated affiliates.  See discussion of these commitments in Note 3 to our fiscal year 2007 Financial Statements.  As of September 30, 2007, we have recorded a liability of $0.7 million representing the fair value of the RLR guarantee, which is reflected in our condensed consolidated balance sheet in other liabilities and deferred credits.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of September 30, 2007, surety bonds denominated in Mexican pesos with an aggregate value of 40.5 million Mexican pesos ($3.7 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.7 million were outstanding.

The following table summarizes our commitments under these guarantees as of September 30, 2007:

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Thereafter
(In thousands)
$36,112	$3,709	$12,029	$20,374	$—

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

NOTE 7 — TAXES

Our effective income tax rates from continuing operations were 33.0% and 35.4% for the three months ended September 30, 2006 and 2007, respectively, and 33.0% and 33.3% for the six months ended September 30, 2006 and 2007, respectively.  During the three months ended September 30, 2006, we benefited from tax contingency related items totaling $0.7 million and during the three months ended September 30, 2007, we accrued tax contingency items totaling $0.1 million.  During the six months ended September 30, 2006 and 2007, we benefited from tax contingency related items totaling $1.5 million and $0.9 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

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

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years.  The adoption of FIN No. 48 on April 1, 2007 did not affect our beginning retained earnings since we had previously reserved for uncertain tax positions.  Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense.  As of March 31 and September 30, 2007, $0.3 million and $0.4 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.  The tax years that remain open to examination by the major taxing jurisdictions (the U.S., the U.K. and Nigeria) to which we are subject range from 2001 to 2007.

As of the April 1, 2007 date of adoption of FIN No. 48 and September 30, 2007, we had $6.3 million and $5.2 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

During the three months ended September 30, 2007, we reversed a $5.4 million accrual for sales tax contingency in Nigeria.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
	(In thousands)
Service cost for benefits earned during the period	$65	$71	$128	$142
Interest cost on pension benefit obligation	5,619	6,675	11,102	13,234
Expected return on assets	(5,814)	(6,910)	(11,487)	(13,700)
Amortization of unrecognized experience losses	901	1,042	1,780	2,066
Net periodic pension cost	$771	$878	$1,523	$1,742

The current estimate of our cash contributions to the pension plans for fiscal year 2008 is $14.7 million, $3.7 million and $7.3 million of which was paid during the three and six months ended September 30, 2007, respectively.

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

Total stock-based compensation expense, which includes both stock options and restricted stock units, totaled $1.3 million and $2.2 million for the three months ended September 30, 2006 and 2007, respectively, and totaled $2.1 million and $3.7 million for the six months ended September 30, 2006 and 2007, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three and six months ended September 30, 2007, 44,000 and 235,800 stock options were granted at average exercise prices of $47.63 and $46.43 per share, respectively.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate range of 4.70% to 4.77%; dividend yield of zero; stock price volatility range of 43.07% to 44.98%; and expected option lives range of 3 to 4 years.  Also during the three and six months ended September 30, 2007, we awarded 2,500 and 130,100 restricted stock units and 925 and 76,225 shares of restricted stock at an average grant date fair value of $43.35 and $44.82 per share, respectively.

NOTE 9 — STOCKHOLDERS’ INVESTMENT AND EARNINGS PER SHARE

On August 2, 2007, our stockholders approved an increase to the number of authorized shares of our common stock from 35,000,000 to 90,000,000.

Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three and six months ended September 30, 2006 excluded options to purchase 367,909 and 305,590 shares, respectively, at weighted average exercise prices of $32.85 and $32.14, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three and six months ended September 30, 2007 excluded options to purchase 471,442 and 390,755, respectively, shares at weighted average exercise prices of $38.79 and $37.29, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006		2007
Earnings (in thousands):
Income available to common stockholders – basic	$18,754	$30,787		$35,983	$50,297
Preferred Stock dividends	321	3,163		321	6,325
Income available to common stockholders – diluted	$19,075	$33,950		$36,304	$56,622
Shares:
Weighted average number of common shares outstanding – basic	23,453,429	23,731,265		23,423,384	23,634,628
Assumed conversion of Preferred Stock outstanding during the period	678,192	6,522,800	(1)	340,949	6,522,800	(1)
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	115,963	153,577		117,484	105,313
Weighted average number of common shares outstanding – diluted	24,247,584	30,407,642		23,881,817	30,262,741
Basic earnings per common share	$0.80	$1.30		$1.54	$2.13
Diluted earnings per common share	$0.79	$1.12		$1.52	$1.87

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)
_________

(1)
Diluted earnings per common share included weighted average shares resulting from the assumed conversion of our Preferred Stock at the conversion rate that results in the most dilution:  1.4180 shares of common stock for each share of Preferred Stock.  If the average of the closing price per share of our common stock on each of the 20 consecutive trading days ending on the third day immediately preceding the mandatory conversion date of September 15, 2009 is greater than $35.26 per share, then the Preferred Stock will convert into fewer shares than assumed for diluted earnings per common share.  If such average is $43.19 per share of more, then the Preferred Stock will convert into 1,197,840 fewer shares than assumed for diluted earnings per common share.

NOTE 10 — SEGMENT INFORMATION

As of September 30, 2007, we conducted our business in two segments: Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions:  Western Hemisphere, Eastern Hemisphere and Global Training, and eight business units within those divisions. Western Hemisphere and Eastern Hemisphere operate through seven of the business units:  North America and South and Central America within the Western Hemisphere, and Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere. Our EH Centralized Operations business unit is comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses. These operations are not included within any other business unit as they are managed centrally by our Eastern Hemisphere management separate and apart from these other operations.  Bristow Academy is the only business unit within our Global Training division within the Helicopter Services segment.

As of September 30, 2007, we provided Production Management Services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso name.  As discussed in Note 2, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment will be classified as discontinued operations beginning in our fiscal quarter ending December 31, 2007.

The tables that follow show reportable segment information for the three and six months ended September 30, 2006 and 2007, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.  Amounts presented in the identifiable assets table as of March 31, 2007 have been reclassified from our prior presentation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Segment gross revenue from external customers:
Helicopter Services:
North America	$57,968	$59,353	$117,041	$116,692
South and Central America	13,137	16,951	26,149	32,987
Europe	71,508	92,948	142,102	175,875
West Africa	31,210	45,799	62,946	79,082
Southeast Asia	17,626	23,858	34,666	46,350
Other International	12,165	11,971	21,120	23,247
EH Centralized Operations	2,830	3,218	5,842	5,326
Bristow Academy	—	3,228	—	6,247
Total Helicopter Services	206,444	257,326	409,866	485,806
Production Management Services	17,765	16,010	35,430	32,532
Corporate	—	—	(25)	—
Total segment gross revenue	$224,209	$273,336	$445,271	$518,338

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Intersegment and intrasegment gross revenue:
Helicopter Services:
North America	$4,536	$2,706	$8,831	$6,306
South and Central America	—	—	—	—
Europe	1,198	511	2,585	941
West Africa	—	—	—	—
Southeast Asia	—	—	—	—
Other International	19	75	19	254
EH Centralized Operations	708	2,113	770	6,810
Bristow Academy	—	—	—	—
Total Helicopter Services	6,461	5,405	12,205	14,311
Production Management Services	19	20	38	41
Total intersegment and intrasegment gross revenue	$6,480	$5,425	$12,243	$14,352

Consolidated gross revenue reconciliation:
Helicopter Services:
North America	$62,504	$62,059	$125,872	$122,998
South and Central America	13,137	16,951	26,149	32,987
Europe	72,706	93,459	144,687	176,816
West Africa	31,210	45,799	62,946	79,082
Southeast Asia	17,626	23,858	34,666	46,350
Other International	12,184	12,046	21,139	23,501
EH Centralized Operations	3,538	5,331	6,612	12,136
Bristow Academy	—	3,228	—	6,247
Intrasegment eliminations	(3,276)	(3,005)	(6,136)	(9,240)
Total Helicopter Services (1)	209,629	259,726	415,935	490,877
Production Management Services (2)	17,784	16,030	35,468	32,573
Corporate	—	—	(25)	—
Intersegment eliminations	(3,204)	(2,420)	(6,107)	(5,112)
Total consolidated gross revenue	$224,209	$273,336	$445,271	$518,338

Consolidated operating income (loss) reconciliation:
Helicopter Services:
North America	$7,107	$10,869	$16,340	$21,583
South and Central America	3,624	4,573	7,594	8,258
Europe	13,527	21,895	27,623	36,470
West Africa	2,848	15,492	7,181	18,289
Southeast Asia	3,210	5,107	5,645	9,234
Other International	3,771	1,781	5,287	4,046
EH Centralized Operations	(2,584)	(3,247)	(4,351)	(7,526)
Bristow Academy	—	(391)	—	(482)
Total Helicopter Services	31,503	56,079	65,319	89,872
Production Management Services	1,394	870	2,807	1,959
Gain (loss) on disposal of assets	3,667	(754)	4,665	(170)
Corporate	(5,703)	(5,604)	(10,870)	(11,196)
Total consolidated operating income	$30,861	$50,591	$61,921	$80,465

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

	March 31, 2007	September 30, 2007
	(In thousands)
Identifiable assets:
Helicopter Services:
North America	$268,984	$227,636
South and Central America	158,383	175,657
Europe	419,923	537,958
West Africa	159,781	218,798
Southeast Asia	59,400	104,990
Other International	77,357	100,198
EH Centralized Operations	71,918	82,157
Bristow Academy	—	25,766
Total Helicopter Services	1,215,746	1,473,160
Production Management Services	32,074	34,598
Corporate (3)	257,983	391,485
Total consolidated identifiable assets	$1,505,803	$1,899,243
_________

(1)
Includes reimbursable revenue of $18.9 million and $26.1 million for the three months ended September 30, 2006 and 2007, respectively, and $42.2 million and $46.3 million for the six months ended September 30, 2006 and 2007, respectively.

(2)
Includes reimbursable revenue of $2.3 million and $1.9 million for the three months ended September 30, 2006 and 2007, respectively, and $6.2 million and $3.2 million for the six months ended September 30, 2006 and 2007, respectively, net of intercompany eliminations.

(3)
Includes $165.4 million and $198.9 million, respectively, in progress payments on aircraft scheduled to be delivered in future periods, which is included in construction in progress within property and equipment on our condensed consolidated balance sheets as of March 31 and September 30, 2007.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$19,075	$33,950	$36,304	$56,622
Other comprehensive income:
Currency translation adjustments	2,955	6,617	21,321	15,337
Comprehensive income	$22,030	$40,567	$57,625	$71,959

During the three and six months ended September 30, 2006 and 2007, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of September 30, 2006 and 2007.  See discussion of foreign currency translation in Note 1.

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes and the 6 ⅛% Senior Notes due 2013, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc.  (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

         BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

 Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$92,504	$180,832	$—	$273,336
Intercompany revenue	—	3,998	3,382	(7,380)	—
	—	96,502	184,214	(7,380)	273,336
Operating expense:
Direct cost	—	63,381	125,176	—	188,557
Intercompany expenses	—	3,405	3,975	(7,380)	—
Depreciation and amortization	71	5,093	7,231	—	12,395
General and administrative	5,507	4,189	11,343	—	21,039
Loss on disposal of assets	—	728	26	—	754
	5,578	76,796	147,751	(7,380)	222,745
Operating income (loss)	(5,578)	19,706	36,463	—	50,591
Earnings from unconsolidated affiliates, net	28,256	138	3,980	(28,256)	4,118
Interest income	22,732	124	481	(19,288)	4,049
Interest expense	(8,249)	—	(17,562)	19,288	(6,523)
Other income (expense), net	(15)	(54)	429	—	360

Income before provision for income taxes and minority interest	37,146	19,914	23,791	(28,256)	52,595
Allocation of consolidated income taxes	(3,145)	(2,667)	(12,829)	—	(18,641)
Minority interest	(51)	—	47	—	(4)

Net income	$33,950	$17,247	$11,009	$(28,256)	$33,950

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$180,663	$337,675	$—	$518,338
Intercompany revenue	—	9,154	9,497	(18,651)	—
	—	189,817	347,172	(18,651)	518,338
Operating expense:
Direct cost	—	123,508	250,126	—	373,634
Intercompany expenses	—	9,619	9,032	(18,651)	—
Depreciation and amortization	142	10,539	13,087	—	23,768
General and administrative	11,000	8,133	21,168	—	40,301
Loss on disposal of assets	—	20	150	—	170
	11,142	151,819	293,563	(18,651)	437,873
Operating income (loss)	(11,142)	37,998	53,609	—	80,465
Earnings from unconsolidated affiliates, net	43,881	313	7,195	(43,881)	7,508
Interest income	42,379	207	1,168	(37,507)	6,247
Interest expense	(11,061)	(5)	(35,897)	37,507	(9,456)
Other income (expense), net	(40)	(97)	923	—	786

Income before provision for income taxes and minority interest	64,017	38,416	26,998	(43,881)	85,550
Allocation of consolidated income taxes	(7,297)	(3,260)	(17,918)	—	(28,475)
Minority interest	(98)	—	(355)	—	(453)

Net income	$56,622	$35,156	$8,725	$(43,881)	$56,622

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

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$224,143	$32	$52,264	$—	$276,439
Accounts receivable	39,041	101,846	136,031	(70,094)	206,824
Inventories	—	74,671	101,788	—	176,459
Prepaid expenses and other	597	10,380	15,267	—	26,244
Total current assets	263,781	186,929	305,350	(70,094)	685,966
Intercompany investment	409,123	1,046	14,831	(425,000)	—
Investment in unconsolidated affiliates	4,538	3,883	45,893	—	54,314
Intercompany notes receivable	958,345	—	(8,198)	(950,147)	—
Property and equipment – at cost:
Land and buildings	262	42,457	12,900	—	55,619
Aircraft and equipment	2,366	617,008	734,601	—	1,353,975
	2,628	659,465	747,501	—	1,409,594
Less: Accumulated depreciation and amortization	(1,509)	(131,589)	(176,628)	—	(309,726)
	1,119	527,876	570,873	—	1,099,868
Goodwill	—	18,594	10,597	111	29,302
Other assets	13,722	4,286	11,785	—	29,793
	$1,650,628	$742,614	$951,131	$(1,445,130)	$1,899,243

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,609	$15,939	$65,133	$(33,626)	$49,055
Accrued liabilities	11,976	28,181	105,758	(36,468)	109,447
Deferred taxes	1,272	—	17,207	—	18,479
Short-term borrowings and current maturities of long-term debt	—	—	6,764	—	6,764
Total current liabilities	14,857	44,120	194,862	(70,094)	183,745
Long-term debt, less current maturities	534,380	—	16,191	—	550,571
Intercompany notes payable	—	296,305	653,842	(950,147)	—
Other liabilities and deferred credits	4,041	9,641	113,751	—	127,433
Deferred taxes	47,992	2,700	39,222	—	89,914
Minority interest	2,126	—	3,132	—	5,258
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	237	4,063	73,237	(77,300)	237
Additional paid-in-capital	174,383	51,201	82,173	(133,374)	174,383
Retained earnings	565,886	334,584	(73,689)	(260,895)	565,886
Accumulated other comprehensive income (loss)	84,172	—	(151,590)	46,680	(20,738)
	1,047,232	389,848	(69,869)	(424,889)	942,322
	$1,650,628	$742,614	$951,131	$(1,445,130)	$1,899,243

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(10,823)	$21,740	$20,841	$16,941	$48,699

Cash flows from investing activities:
Capital expenditures	(377)	(95,036)	(13,143)	—	(108,556)
Proceeds from asset dispositions	—	1,725	6,865	—	8,590

Net cash used in investing activities	(377)	(93,311)	(6,278)	—	(99,966)

Cash flows from financing activities:
Issuance of Preferred Stock	194,450	—	—	—	194,450
Preferred Stock issuance costs	(346)	—	—	—	(346)
Repayment of debt and debt redemption premiums	—	—	(1,541)	—	(1,541)
Increases (decreases) in cash related to intercompany advances and debt	(67,575)	77,575	6,941	(16,941)	—
Partial prepayment of put/call obligation	(80)	—	—	—	(80)
Issuance of common stock	2,169	—	—	—	2,169
Tax benefit related to exercise of stock options	607	—	—	—	607
Net cash provided by financing activities	129,225	77,575	5,400	(16,941)	195,259
Effect of exchange rate changes on cash and cash equivalents	144	—	1,657	—	1,801
Net increase in cash and cash equivalents	118,169	6,004	21,620	—	145,793
Cash and cash equivalents at beginning of period	74,601	1,363	46,518	—	122,482
Cash and cash equivalents at end of period	$192,770	$7,367	$68,138	$—	$268,275

        BRISTOW GROUP INC. AND SUBSIDIARIES

        Condensed Notes to Consolidated Financial Statements — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(19,573)	$28,472	$31,681	$2,918	$43,498

Cash flows from investing activities:
Capital expenditures	(133)	(166,602)	(54,360)	—	(221,095)
Proceeds from asset dispositions	—	2,761	383	—	3,144
Acquisition, net of cash received	(15,031)	—	2,105	—	(12,926)
Notes issued to unconsolidated affiliate	—	(4,141)	—	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)	—	—	(1,960)

Net cash used in investing activities	(15,164)	(169,942)	(51,872)	—	(236,978)

Cash flows from financing activities:
Proceeds from borrowings	300,000	—	—	—	300,000
Debt issuance costs	(4,889)	—	—	—	(4,889)
Repayment of debt and debt redemption premiums	—	—	(7,205)	—	(7,205)
Increases (decreases) in cash related to intercompany advances and debt	(165,293)	138,068	30,143	(2,918)	—
Partial prepayment of put/call obligation	(78)	—	—	—	(78)
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of common stock	1,265	—	—	—	1,265
Tax benefit related to exercise of stock options	494	—	—	—	494
Net cash provided by financing activities	125,174	138,068	22,938	(2,918)	283,262
Effect of exchange rate changes on cash and cash equivalents	696	—	1,773	—	2,469
Net increase (decrease) in cash and cash equivalents	91,133	(3,402)	4,520	—	92,251
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$224,143	$32	$52,264	$—	$276,439

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of September 30, 2007, the related condensed consolidated statements of income for the three and six-month periods ended September 30, 2006 and 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2006 and 2007.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 5, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “fiscal year 2007 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended September 30, 2006 and 2007, respectively, and the terms “Comparable Period” and “Current Period” refer to the six months ended September 30, 2006 and 2007, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2008 is referred to as “fiscal year 2008.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Part II. Item 1A. Risk Factors” and under “Item 1A. Risk Factors” in the fiscal year 2007 Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal program; and

•	the outcome of the United States Department of Justice (“DOJ”) antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

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

As of September 30, 2007, we conducted our business in two segments:  Helicopter Services and Production Management Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions:

•	Western Hemisphere

−	North America

−	South and Central America

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	Eastern Hemisphere (“EH”) Centralized Operations

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of September 30, 2007, we operated 404 aircraft (including 369 owned aircraft, 27 leased aircraft and 8 aircraft operated for one of our customers; 12 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 144 aircraft in addition to those aircraft leased from us.  In the Current Period, our Helicopter Services segment contributed approximately 94% of our gross revenue.

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures Inc. (“HAI”), a leading flight training provider with operations located in Titusville, Florida, and Concord, California, for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during the six months ended September 30, 2007.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment beginning in the Current Quarter.  For further discussion of the acquisition see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

As of September 30, 2007, we were also a leading provider of production management services for oil and gas production facilities in the U.S. Gulf of Mexico.  Our services included furnishing specialized production operations personnel, engineering services, production operating services, paramedic services and providing marine and helicopter transportation of personnel and supplies between onshore bases and offshore facilities.  In connection with these activities, our Production Management Services segment used our helicopter services.  We also handled regulatory and production reporting for some of our customers.  As of September 30, 2007, we managed or had personnel assigned to 322 production facilities in the U.S. Gulf of Mexico.  As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold our Grasso Production Management (“Grasso”) business, which comprised our entire Production Management Services segment.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2007; (2) the number of helicopters which we had on order or under option as of September 30, 2007; and (3) the percentage of gross revenues which each of our segments and business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of	Aircraft in Consolidated Fleet
	Current	Helicopters
	Period Revenue	Small	Medium	Large	Fixed Wing	Total	Unconsolidated Affiliates	Total
Helicopter Services
North America	23%	134	28	4	1	167	—	167
South and Central America	7%	2	33	1	—	36	16	52
Europe	34%	1	10	39	—	50	31	81
West Africa	15%	12	27	2	7	48	—	48
Southeast Asia	9%	3	12	9	—	24	—	24
Other International	4%	—	13	10	3	26	41	67
EH Centralized Operations	1%	—	—	—	—	—	56	56
Bristow Academy	1%	52	—	—	1	53	—	53
Production Management	6%	—	—	—	—	—	—	—
Total (1)	100%	204	123	65	12	404	144	548
Aircraft not currently in fleet:
On order (2)		6	10	16	—	32
Under option		—	24	18	—	42
_________

(1)	Includes 12 aircraft held for sale.

(2)	Small aircraft on order include orders for 5 training aircraft.

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

Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.6 million of capital through the sale of our 5.50% mandatory convertible preferred stock (“Preferred Stock”) completed in September and October 2006.  Additionally, we raised $295.1 million through the sale of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”) completed in June 2007.  As of September 30, 2007, we had commitments to purchase 16 large, 10 medium, 1 small and 5 training aircraft and options to purchase an additional 18 large aircraft and 24 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these options to purchase aircraft and may elect to expand our business through acquisition, including acquisitions currently under consideration.

Market Outlook

We are experiencing significant demand for our helicopter services.  Based on our current contract level and discussions with our customers about their needs for aircraft related to their oil and gas production and exploration plans, we anticipate the demand for aircraft services will continue at a very high level for the near term.  Further, based on the projects planned by our customers in the markets in which we currently operate, we anticipate global demand for our services will grow in the long term and exceed the transportation capacity of the aircraft we and our competitors currently have in our fleets and on order.  In addition, this high level of demand has allowed us to increase the rates we charge for our services over the past several years.

We expect to see growth in demand for additional helicopter services, particularly in North and South America, West Africa and Southeast Asia.  We also expect that the relative importance of our other business units will continue to increase as the major oil and gas companies increasingly focus on prospects outside of North America and the North Sea.  This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft into markets that will sustain higher rates for our services.  Currently, helicopter manufacturers are indicating very limited supply availability during the next two to three years particularly for large and medium sized aircraft.  We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services.  At the same time, we believe that our recent aircraft acquisitions and commitments position us to capture a portion of the upside created by these market conditions.

We have made a number of changes in our West Africa business unit operations in Nigeria over the past year.  We are also negotiating employee wages and benefits with the unions in Nigeria.  During the Current Quarter we renegotiated two contracts with a large customer, extended a contract with a second customer and we are in contract negotiations with a third significant customer.  Further, we experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$202,972	$245,333	$396,837	$468,884
Reimbursable revenue	21,237	28,003	48,434	49,454
Total gross revenue	224,209	273,336	445,271	518,338
Operating expense:
Direct cost	148,872	162,764	287,341	326,600
Reimbursable expense	20,879	25,793	47,778	47,034
Depreciation and amortization	10,737	12,395	21,020	23,768
General and administrative	16,527	21,039	31,876	40,301
Loss (gain) on disposal of assets	(3,667)	754	(4,665)	170
Total operating expense	193,348	222,745	383,350	437,873
Operating income	30,861	50,591	61,921	80,465
Earnings from unconsolidated affiliates, net of losses	1,728	4,118	3,287	7,508
Interest expense, net	(1,802)	(2,474)	(3,748)	(3,209)
Other income (expense), net	(1,308)	360	(6,093)	786
Income before provision for income taxes and minority interest	29,479	52,595	55,367	85,550
Provision for income taxes	(9,728)	(18,641)	(18,271)	(28,475)
Minority interest	(676)	(4)	(792)	(453)
Net income	$19,075	$33,950	$36,304	$56,622

The following tables present the impact on pre-tax earnings, net income and diluted earnings per share of certain items related to corporate activities that affect the comparability of our results from the Comparable Quarter and Comparable Period:

	Three Months Ended September 30,
	2006			2007
	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Investigations:
SEC (1)	$—	$—	$—	$1,000	$650	$0.02
DOJ (1)	(282)	(183)	(0.01)	(488)	(317)	(0.01)
Tax contingency related items (2)	—	700	0.03	5,396	3,407	0.11
7 ½% Senior Notes due 2017 (3)	—	—	—	(2,248)	(1,461)	(0.05)
Foreign currency transaction gains (losses) (4)	(1,333)	(867)	(0.04)	334	217	0.01
Preferred Stock (5)	291	189	(0.01)	—	—	(0.30)
Total	$(1,324)	$(161)	$(0.03)	$3,994	$2,496	$(0.22)

	Six Months Ended September 30,
	2006			2007
	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Investigations:
SEC (1)	$—	$—	$—	$1,000	$650	$0.02
DOJ (1)	(873)	(567)	(0.02)	(488)	(317)	(0.01)
Tax contingency related items (2)	—	1,500	0.06	5,396	4,407	0.15
7 ½% Senior Notes due 2017 (3)	—	—	—	(2,605)	(1,693)	(0.06)
Foreign currency transaction gains (losses) (4)	(6,142)	(3,993)	(0.17)	735	478	0.02
Preferred Stock (5)	291	189	(0.01)	826	537	(0.50)
Total	$(6,724)	$(2,871)	$(0.14)	$4,864	$4,062	$(0.38)
______

(1)	Included in general & administrative costs in our condensed consolidated statements of income.

(2)
Represents $5.4 million in reversal of accrual for sales tax contingency during the Current Quarter and Current Period in West Africa (see discussion included under “Business Unit Operating Results ― Current Quarter Compared to Comparable Quarter ― West Africa” included elsewhere in this Quarterly Report) included in direct costs in our condensed consolidated statements of income and a direct reduction in our provision for income taxes in our condensed consolidated statements of income for income tax contingency items, which represents the remainder of the impact on net income and diluted earnings per share.

(3)
Represents the impact on interest expense, net of interest income earned on additional cash, resulting from the issuance of the 7 ½% Senior Notes in June 2007 (see discussion in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(4)	Included in other income (expense), net in our condensed consolidated statements of income.

(5)
Represents the impact on diluted earnings per share of the inclusion of weighted average shares resulting from the assumed conversion of Preferred Stock, partially offset by interest income earned on cash balances generated through the Preferred Stock offering in September and October 2006.  See Note 9 in the “Notes to Consolidated Financial Statements” in the fiscal year 2007 Annual Report for a further discussion of the Preferred Stock offering.

Current Quarter Compared to Comparable Quarter

Our gross revenue increased to $273.3 million for the Current Quarter from $224.2 million for the Comparable Quarter, an increase of 21.9%. Helicopter Services contributed to the increase in gross revenue with improvements for a majority of the business units within this segment as a result of increases in rates for helicopter services and the addition of new aircraft.  Our operating expense increased to $222.7 million for the Current Quarter from $193.3 million for the Comparable Quarter, an increase of 15.2%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs and salaries and benefits (associated with the addition of personnel and salary increases), primarily within the Europe, West Africa, Southeast Asia and EH Centralized Operations business units.  Primarily as a result of the improvement in rates, our operating income and operating margin for the Current Quarter increased to $50.6 million and 18.5%, respectively, compared to $30.9 million and 13.8%, respectively, for the Comparable Quarter.  The Current Quarter also included a reversal of previously accrued settlement costs associated with the settlement of the U.S. Securities and Exchange Commission (“SEC”) investigation ($1.0 million) and items in Nigeria ($7.5 million), which collectively increased operating income by $8.5 million.  Excluding these items, operating income and operating margin would have been $42.1 million and 15.5%, respectively, for the Current Quarter.  For a discussion of the items in Nigeria, see “Business Unit Operating Results — Current Quarter Compared to Comparable Quarter — Helicopter Services — West Africa” included elsewhere in this Quarterly Report.

Net income for the Current Quarter of $34.0 million represents a $14.9 million increase from the Comparable Quarter.  This increase in net income was driven by the improvements in operating income discussed above, foreign currency exchange gains of $0.3 million in the Current Quarter compared to foreign currency exchange losses of $1.3 million in the Comparable Quarter and increases in earnings from unconsolidated affiliates and interest income in the Current Quarter, partially offset by an increase in interest expense as well as our provision for income taxes (which resulted from an increase in pre-tax earnings).  The Current Quarter also included certain items as discussed above, which increased net income by $5.6 million.

Current Period Compared to Comparable Period

Our gross revenue increased to $518.3 million for the Current Period from $445.3 million for the Comparable Period, an increase of 16.4%. Helicopter Services contributed to the increase in gross revenue with improvements for a majority of the business units within this segment as a result of increases in rates for helicopter services and the addition of new aircraft.  Our operating expense increased to $437.9 million for the Current Period from $383.4 million for the Comparable Period, an increase of 14.2%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs, and salaries and benefits (associated with the addition of personnel and salary increases), across a majority of our business units.  Primarily as a result of the improvement in rates, our operating income and operating margin for the Current Period increased to $80.5 million and 15.5%, respectively, compared to $61.9 million and 13.9%, respectively, for the Comparable Period.  The Current Period also includes a reversal of previously accrued settlement costs associated with the SEC investigation ($1.0 million) and an item in Nigeria ($5.4 million), which collectively increased operating income by $6.4 million.  Excluding these items, operating income and operating margin would have been $74.1 million and 14.3%, respectively, for the Current Period.  For a discussion of the item in Nigeria, see “Business Unit Operating Results — Current Period Compared to Comparable Period — Helicopter Services — West Africa” included elsewhere in this Quarterly Report.

Net income for the Current Period of $56.6 million represents a $20.3 million increase from the Comparable Period.  This increase in net income was driven by the improvement in operating income discussed above, foreign currency exchange gains of $0.7 million in the Current Period compared to foreign currency exchange losses of $6.1 million in the Comparable Period, increases in earnings from unconsolidated affiliates and interest income in the Current Period, partially offset by an increase in interest expense as well as our provision for income taxes (which resulted from an increase in pre-tax earnings).  The Current Period also included certain items as discussed above, which increased net income by $4.1 million.

Business Unit Operating Results

The following tables set forth certain operating information, which forms the basis for discussion of our Helicopter Services and Production Management Services segments, and for the eight business units comprising our Helicopter Services segment.

Beginning with the fiscal year 2007 Annual Report, we made changes to the manner in which intercompany lease charges and depreciation are presented within our segments.  Intercompany lease revenues and expenses have been eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.  Intercompany lease revenue was previously included in gross revenue for the segment leasing the aircraft to other segments with the related lease and operating expenses being included in the segment operating the aircraft during the period.  Also, depreciation expense associated with aircraft was previously included within operating expense of the segment leasing the aircraft to other segments versus the segment operating the aircraft.  Amounts presented for Comparable Quarter and Comparable Period have been reclassified herein to conform to the Current Quarter and Current Period presentation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Flight hours (excludes unconsolidated affiliates):
Helicopter Services:
North America (1)	41,148	39,623	83,757	79,894
South and Central America	9,631	10,810	18,916	22,177
Europe	10,685	11,494	20,855	22,315
West Africa	9,179	9,887	18,062	18,785
Southeast Asia	3,063	3,644	6,269	6,988
Other International	2,426	2,177	4,478	4,724
Consolidated total	76,132	77,635	152,337	154,883

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Gross revenue:
Helicopter Services:
North America	$62,504	$62,059	$125,872	$122,998
South and Central America	13,137	16,951	26,149	32,987
Europe	72,706	93,459	144,687	176,816
West Africa	31,210	45,799	62,946	79,082
Southeast Asia	17,626	23,858	34,666	46,350
Other International	12,184	12,046	21,139	23,501
EH Centralized Operations	3,538	5,331	6,612	12,136
Bristow Academy	—	3,228	—	6,247
Intrasegment eliminations	(3,276)	(3,005)	(6,136)	(9,240)
Total Helicopter Services (2)	209,629	259,726	415,935	490,877
Production Management Services (3)	17,784	16,030	35,468	32,573
Corporate	—	—	(25)	—
Intersegment eliminations	(3,204)	(2,420)	(6,107)	(5,112)
Consolidated total	$224,209	$273,336	$445,271	$518,338

See notes beginning on  page 38.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Operating expense: (4)
Helicopter Services:
North America	$55,397	$51,190	$109,532	$101,415
South and Central America	9,513	12,378	18,555	24,729
Europe	59,179	71,564	117,064	140,346
West Africa	28,362	30,307	55,765	60,793
Southeast Asia	14,416	18,751	29,021	37,116
Other International	8,413	10,265	15,852	19,455
EH Centralized Operations	6,122	8,578	10,963	19,662
Bristow Academy	—	3,619	—	6,729
Intrasegment eliminations	(3,276)	(3,005)	(6,136)	(9,240)
Total Helicopter Services	178,126	203,647	350,616	401,005
Production Management Services	16,390	15,160	32,661	30,614
Loss (gain) on disposal of assets	(3,667)	754	(4,665)	170
Corporate	5,703	5,604	10,845	11,196
Intersegment eliminations	(3,204)	(2,420)	(6,107)	(5,112)
Consolidated total	$193,348	$222,745	$383,350	$437,873

Operating income:
Helicopter Services:
North America	$7,107	$10,869	$16,340	$21,583
South and Central America	3,624	4,573	7,594	8,258
Europe	13,527	21,895	27,623	36,470
West Africa	2,848	15,492	7,181	18,289
Southeast Asia	3,210	5,107	5,645	9,234
Other International (5)	3,771	1,781	5,287	4,046
EH Centralized Operations	(2,584)	(3,247)	(4,351)	(7,526)
Bristow Academy	—	(391)	—	(482)
Total Helicopter Services	31,503	56,079	65,319	89,872
Production Management Services	1,394	870	2,807	1,959
Gain (loss) on disposal of assets	3,667	(754)	4,665	(170)
Corporate	(5,703)	(5,604)	(10,870)	(11,196)
Consolidated operating income	30,861	50,591	61,921	80,465
Earnings from unconsolidated affiliates	1,728	4,118	3,287	7,508
Interest income	1,069	4,049	2,359	6,247
Interest expense	(2,871)	(6,523)	(6,107)	(9,456)
Other income (expense), net	(1,308)	360	(6,093)	786
Income before provision for income taxes and minority interest	29,479	52,595	55,367	85,550
Provision for income taxes	(9,728)	(18,641)	(18,271)	(28,475)
Minority interest	(676)	(4)	(792)	(453)
Net income	$19,075	$33,950	$36,304	$56,622

See notes beginning on following page.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Operating margin: (6)
Helicopter Services:
North America	11.4%	17.5%	13.0%	17.5%
South and Central America	27.6%	27.0%	29.0%	25.0%
Europe	18.6%	23.4%	19.1%	20.6%
West Africa	9.1%	33.8%	11.4%	23.1%
Southeast Asia	18.2%	21.4%	16.3%	19.9%
Other International	31.0%	14.8%	25.0%	17.2%
EH Centralized Operations	(73.0)%	(60.9)%	(65.8)%	(62.0)%
Bristow Academy	N/A	(12.1)%	N/A	(7.7)%
Total Helicopter Services	15.0%	21.6%	15.7%	18.3%
Production Management Services	7.8%	5.4%	7.9%	6.0%
Consolidated total	13.8%	18.5%	13.9%	15.5%
 __________

(1)
Our presentation of flight hours for North America has been changed from our Quarterly Report for the Comparable Quarter to reflect total flight hours, which is consistent with the presentation of flight hours for our other business units.  North America flight hours in the prior report reflected only billed hours.

(2)
Includes reimbursable revenue of $18.9 million and $26.1 million for the three months ended September 30, 2006 and 2007, respectively, and $42.2 million and $46.3 million for the six months ended September 30, 2006 and 2007, respectively.

(3)
Includes reimbursable revenue of $2.3 million and $1.9 million for the three months ended September 30, 2006 and 2007, respectively, net of intercompany eliminations, and $6.2 million and $3.2 million for the six months ended September 30, 2006 and 2007, respectively, net of intercompany eliminations.

(4)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Helicopter Services:
North America	$2,871	$2,952	$5,636	$6,008
South and Central America	961	965	1,923	1,914
Europe	2,831	4,201	5,484	7,617
West Africa	1,692	1,988	3,268	3,588
Southeast Asia	1,018	866	2,035	1,671
Other International	863	767	1,689	1,496
EH Centralized Operations	399	279	810	608
Bristow Academy	—	264	—	640
Total Helicopter Services	10,635	12,282	20,845	23,542
Production Management Services	46	42	93	84
Corporate	56	71	82	142
Consolidated total	$10,737	$12,395	$21,020	$23,768

(5)	Includes a gain on the sale of an aircraft used in our Italy operations of $2.1 million for the three and six months ended September 30, 2006.

(6)	Operating margin is calculated as gross revenue less operating expense divided by gross revenue.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our segments and business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $259.7 million, an increase of 24.0%, for the Current Quarter from $209.6 million for the Comparable Quarter, and operating expense increased to $203.6 million, an increase of 14.3%, from $178.1 million for the Comparable Quarter.  This resulted in an operating margin of 21.6% for the Current Quarter compared to 15.0% for the Comparable Quarter, primarily driven by improved results for our Europe, West Africa and Southeast Asia business units.  Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America remained essentially flat at $62.1 million for the Current Quarter compared to $62.5 million for the Comparable Quarter.  Despite a slight decrease in flight hours in this market, which resulted from a decrease in the number of contracts in place in the Current Quarter, revenue from flight operations increased by $3.3 million due to increased utilization of medium and large aircraft, which earn higher rates.  Additionally, a rate increase for certain contracts (which are being phased in beginning in March 2007) also contributed to the increase in revenue from flight operations in the Current Quarter.  The revenue increase from flight operations was offset by $3.7 million in lower technical services revenue resulting from the sale of Turbo Engines Inc. (“Turbo”) in November 2006.

Operating expense for North America decreased to $51.2 million for the Current Quarter from $55.4 million for the Comparable Quarter.  The decrease was primarily due to a $2.8 million reduction in operating expense attributable to the Turbo sale and an increase in maintenance cost allocations to the South and Central America business unit, partially offset by higher labor costs associated with increases in salaries.  The favorable aircraft mix and rate increases discussed above resulted in an increase in operating margin to 17.5% for the Current Quarter from 11.4% for the Comparable Quarter.  The North America business unit includes our Western Hemisphere (“WH”) Centralized Operations, which performs major maintenance on aircraft operated by our Western Hemisphere business units.

South and Central America

Gross revenue for South and Central America increased to $17.0 million for the Current Quarter from $13.1 million for the Comparable Quarter, primarily due to a 19.1% increase in flight activity in Trinidad resulting from the addition of aircraft in this market since the Comparable Quarter.  Flight activity also increased by 11.2% in Mexico.  As discussed in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, we recognize revenue on a cash basis from our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively, “HC”).  Cash receipts from HC totaled $2.1 million in the Current Quarter and the Comparable Quarter.

Operating expense for South and Central America increased to $12.4 million for the Current Quarter from $9.5 million for the Comparable Quarter, primarily due to increased expenses in Trinidad and Mexico resulting from the increase in flight activity in those markets and in Brazil resulting from an increase in maintenance costs.  Operating margin for this business unit was essentially flat at 27.0% for the Current Quarter compared to 27.6% for the Comparable Quarter as the positive impact on margins from the addition of aircraft in Trinidad was offset by the impact of increased maintenance costs in Brazil.

In March 2007, we sold our ownership interest in a joint venture that operates in Brazil to our partners in the joint venture.  Once our existing agreements expire, which will occur for a majority of the aircraft by the end of calendar year 2007, one aircraft in March 2008 and two aircraft in July 2009, we plan to sell or relocate the aircraft.  We expect to experience a substantial reduction in business activity in Brazil in future periods.

Europe

Gross revenue for Europe increased to $93.5 million for the Current Quarter from $72.7 million for the Comparable Quarter, primarily as a result of a 7.6% increase in flight activity and an increase in amounts rebilled to our customers for out-of-pocket costs (reimbursable revenue).  The majority of the increase in flight hours related to the addition of one medium and five large aircraft in the North Sea since the Comparable Quarter.  Additionally, revenue also improved as a result of increases in monthly standing charge rates and annual rate escalations under certain of our contracts.  The annual rate escalations recognized in the Current Quarter include an amount of $1.2 million related to prior quarters.

Operating expense for Europe increased to $71.6 million for the Current Quarter from $59.2 million for the Comparable Quarter primarily due to increases in out-of-pocket costs rebilled to our customers (reimbursable expense), maintenance costs, salaries and benefits (resulting from the increase in activity, additions in personnel and salary increases) and an increase in other operating costs (primarily third-party lease costs).  As a result of increased rates, operating margin for Europe increased to 23.4% for the Current Quarter from 18.6% for the Comparable Quarter.

In October 2006, we were awarded an amendment and extension of our existing contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both east and west of the Shetland Islands.  The amendment extended the contract until June 2010 and called for the provision of five new Sikorsky S-92 helicopters to be delivered in the second and third quarters of fiscal year 2008 to replace the six AS332L Super Puma helicopters currently under contract to be re-deployed to other markets.  In December 2006, the provision for a sixth Sikorsky S-92 was confirmed and a related aircraft option was exercised.  The first aircraft was delivered in the first quarter of fiscal year 2008 and was placed into service in the Current Quarter.  Four aircraft are expected to be delivered by the end of the third quarter of fiscal year 2008 with the final (sixth) aircraft expected to be delivered in the fourth quarter of fiscal year 2008.  Of the six AS332L Super Puma helicopters being displaced, four are expected to be re-deployed to Southeast Asia and one is expected to be deployed to West Africa.  The remaining aircraft is expected to stay to support the Aberdeen operations.

We provide search and rescue services using seven S-61 aircraft and operate four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”).  We expect that the transition of work and certain of the associated staff to a successor operator will take place, one base at a time, over a period of at least one year.  The first base was transferred on July 1, 2007.  The MCA has the option to extend the contract through April 2008.  At the end of the agreement and any transition period, we expect that we will either be able to employ these aircraft for other customers, trade the aircraft in as partial consideration towards the purchase of new aircraft or sell the aircraft.  In the Comparable Quarter and Current Quarter, we had $8.1 million and $7.9 million, respectively, in operating revenues associated with this contract.  In July 2006, we entered into a partnership with FB Heliservices Limited (“FBH”), an unconsolidated affiliate of ours, and a third party, Serco Limited, through which we will seek to obtain the future U.K.-wide search and rescue contract, including the provision of a significant number of aircraft, anticipated to start in 2012.

West Africa

Gross revenue for West Africa increased to $45.8 million for the Current Quarter from $31.2 million for the Comparable Quarter, primarily resulting from of the addition of two medium aircraft to this market since the Comparable Quarter and an increase in rates under our contracts with customers in Nigeria.  In September 2007, we renegotiated two different contracts with one of these customers to increase the rates and extend the terms.  One of the contracts is for helicopters and the other contract for fixed-wing aircraft.  The extension period for the helicopter contract is from October 2007 through September 2009 and calls for rate increases retroactive to April 1, 2007, which resulted in an additional $4.2 million in revenue in the Current Quarter ($2.1 million of which relates to the first quarter of fiscal year 2008).  The helicopter agreement also includes an additional rate escalation effective October 2008.  The agreement for the fixed-wing aircraft extends from August 2007 through December 2008 and includes rate increases effective August 2007 and January 2008.  In addition, a second major customer in Nigeria has elected to extend its current contract for helicopter service from October 2007 through September 2008 and the extension period includes a rate increase.  This contract calls for a rate increase effective April 2008 for most of the equipment involved.  We are in contract negotiations with a third significant customer.

Operating expense for West Africa increased to $30.3 million for the Current Quarter from $28.4 million for the Comparable Quarter.  The increase was primarily a result of $5.4 million in safety and compensation related increases, including severance accruals, wage increases and additional pension costs, higher maintenance costs and higher reimbursable expense.  Offsetting this increase was reduction in other expenses, including the reversal of a $5.4 million accrual for sales tax contingency in Nigeria.  Operating margin for West Africa increased to 33.8% for the Current Quarter from 9.1% for the Comparable Quarter, primarily as a result of the rate increases and reversal of the accrual for sales tax contingency discussed above.  Excluding the portion of the rate increases related to the first quarter of fiscal year 2008 and the reversal of the accrual for sales tax contingency, our operating margin for the Current Quarter would have been 18.3%.

Additionally, consolidated operating expense for the Current Quarter also included $1.1 million for a loss associated with an aircraft crash in Nigeria in August 2007.  The loss is reported in loss on disposal of assets in our condensed consolidated income statement and is not included in the West Africa business unit operating income.

In fiscal year 2007, we reorganized our Nigerian operations, which included increased security, consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities.  We are in negotiations with the unions in Nigeria and anticipate that we will increase salaries and certain benefits for union personnel. We also experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Southeast Asia

Gross revenue for Southeast Asia increased to $23.9 million in the Current Quarter from $17.6 million for the Comparable Quarter, primarily due to higher revenue in Australia.  Australia’s flight activity and revenue increased 21.1% and 52.8%, respectively, from the Comparable Quarter, primarily due to the addition of four aircraft to this market since the Comparable Quarter and rate increases.

Operating expense increased to $18.8 million for the Current Quarter from $14.4 million for the Comparable Quarter as a result of costs associated with the increase in activity compared to the Comparable Quarter.  As a result of the increase in rates in Australia during the Current Quarter, operating margin increased to 21.4% for the Current Quarter from 18.2% for the Comparable Quarter.

Other International

Gross revenue for Other International was essentially flat at $12.0 million for the Current Quarter compared to $12.2 million for the Comparable Quarter.  Revenue was positively impacted by the addition of operations in Libya since the Comparable Quarter and the operation of new aircraft in Kazakhstan at higher rates than aircraft previously operating in this market, which was offset by lower revenue in Mauritania as we were operating one large and one medium aircraft in this market in the Comparable Quarter compared to two medium aircraft in the Current Quarter and the billing of an escalation charge in the Comparable Quarter on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue).  Our operations in Libya ceased in August 2007, and we are no longer operating aircraft in this market.

Operating expense increased to $10.3 million for the Current Quarter from $8.4 million for the Comparable Quarter.  The increase in operating expense is primarily due to the addition of operations in Libya, increases in lease fees for the new aircraft in Kazakhstan and increased operating costs in Russia, which drove a decrease in operating margin for Other International to 14.8% for the Current Quarter from 31.0% for the Comparable Quarter.

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

Gross revenue for EH Centralized Operations increased to $5.3 million for the Current Quarter from $3.5 million for the Comparable Quarter as a result of increased intercompany charges to other business units for overhead costs.

 Operating expense increased to $8.6 million for the Current Quarter from $6.1 million for the Comparable Quarter, primarily due to a $1.6 million increase in salaries and benefits resulting from the addition of personnel and a $1.7 million increase in other costs associated with the increase in technical service operations (including the costs of parts sold), partially offset by a $0.9 million decrease in unrecovered maintenance costs.

Bristow Academy

As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on April 2, 2007 we acquired Bristow Academy and formed our Global Training division.

Gross revenue and operating expense for Bristow Academy were $3.2 million and $3.6 million for the Current Quarter, respectively, resulting in a $0.4 million loss for the Current Quarter.  The results for the Current Quarter were impacted by the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.  We expect the profitability of Bristow Academy to improve in future periods, although the primary strategic value to the Company from this business is the supply of pilots for use in our global operations.

Production Management Services

Gross revenue for our Production Management Services segment decreased to $16.0 million for the Current Quarter, a decrease of 10.1%, from $17.8 million for the Comparable Quarter, primarily due to the previously announced reduction of the scope of our services under a contract with a major customer beginning in October 2006.  This has been partially offset by labor revenue associated with the addition of several new contracts.  Operating expense decreased to $15.2 million for the Current Quarter, a decrease of 7.3%, from $16.4 million for the Comparable Quarter, primarily due to a decrease in costs associated with the decrease in activity.  As a result of the reduction of the scope of our services with a major customer, our operating margin decreased to 5.4% for the Current Quarter from 7.8% in the Comparable Quarter.

As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso which comprised our entire Production Management Services segment.

General and Administrative Costs

Consolidated general and administrative costs increased by $4.5 million during the Current Quarter compared to the Comparable Quarter.  The increase is primarily due to the addition of personnel, an overall increase in salaries in the Current Quarter and an increase in other general and administrative costs resulting from the growth in our operations across our business units (including increased professional fees), which were partially offset by a $1.0 million reversal of previously accrued settlement costs in connection with our settlement of the investigation with the SEC in the Current Quarter (see further discussion of the Internal Review and SEC investigation in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report). Also, we incurred $0.5 million in legal and professional fees related to the DOJ investigation in the Current Quarter.  General and administrative costs in the Comparable Quarter included no amounts in connection with the Internal Review and approximately $0.3 million in connection with the DOJ investigation.

Earning from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $4.1 million during the Current Quarter compared to $1.7 million in the Comparable Quarter, primarily due to an increase in equity earnings from FBH of $1.4 million (primarily resulting from a gain recorded in the Current Quarter by FBH upon disposal of a medium aircraft that crashed in Belize), Norsk of $0.8 million and RLR of $0.5 million (resulting from an increase in the amount of cash received from HC during the Current Quarter compared to the Comparable Quarter).

We are in the process of completing a valuation and restructuring of Norsk, and it is possible that our equity earnings in Norsk will be reduced in future periods.

In March 2007, FBH was awarded a £9 million extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.  Under the contract, FBH provides four highly modified Civil Owned Military Registered Bell 412EP helicopters together with associated engineering and logistics support.

Interest Expense, Net

Interest expense, net of interest income, increased to $2.5 million during the Current Quarter compared to $1.8 million during the Comparable Quarter, primarily due to additional interest expense of $5.6 million associated with the 7 ½% Senior Notes issued in June 2007, partially offset by an increase in capitalized interest from $1.4 million in the Comparable Quarter to $3.4 million in the Current Quarter and increased interest income.  More interest was capitalized in the Current Quarter as a result of the increase in capital expenditures discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.  The increase in interest income primarily resulted from an increase in cash on hand during the Current Quarter as a result of the issuance of the 7 ½% Senior Notes.

Other Income (Expense), Net

Other income (expense), net, for the Current Quarter was income of $0.4 million compared to expense of $1.3 million for the Comparable Quarter, and primarily represents foreign currency transaction gains and losses.  The gains in the Current Quarter primarily resulted from revaluation of intercompany balances between entities whose functional currency is the U.S. dollar and entities whose functional currency is the British pound sterling, as the U.S. dollar weakened against the British pound sterling in the Current Quarter.  The losses in the Comparable Quarter primarily arose from operations performed by entities whose functional currency is the British pound sterling that were dominated in U.S. dollars, as a result of the weakening of the U.S. dollar in that period (see a discussion of foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Taxes

Our effective income tax rates from continuing operations were 33.0% and 35.4% for the Comparable Quarter and Current Quarter, respectively.  During the Comparable Quarter, we benefited from tax contingency related items totaling $0.7 million and during the Current Quarter we accrued tax contingency items totaling $0.1 million.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our segments and business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

Helicopter Services

Gross revenue for Helicopter Services increased to $490.9 million, an increase of 18.0%, for the Current Period from $415.9 million for the Comparable Period, and operating expense increased to $401.0 million, an increase of 14.4%, from $350.6 million for the Comparable Period.  This resulted in an operating margin of 18.3% for the Current Period compared to 15.7% for the Comparable Period, primarily impacted by improved results for our Europe, West Africa and Southeast Asia business units.  Helicopter Services results are further explained below by business unit.

North America

Gross revenue for North America decreased to $123.0 million for the Current Period from $125.9 million for the Comparable Period.  The decrease in gross revenue is due to a reduction in technical services revenue of $7.4 million from the sale of Turbo, partially offset by a favorable shift in the mix of aircraft type utilized in the Gulf of Mexico in the Current Period.  Despite an overall decrease in flight activity in the Gulf of Mexico in the Current Period, revenue from flight operations were higher than the Comparable Period as a result of an increase in the usage of medium and large aircraft, which earn higher rates.  Additionally, a rate increase for certain contracts also contributed to the increase in revenue from flight operations in the Current Period.

Operating expense for North America decreased to $101.4 million for the Current Period from $109.5 million for the Comparable Period.  The decrease was primarily due to a $6.1 million reduction in operating expense attributable to the sale of Turbo and an increase in maintenance cost allocations to the South and Central America business unit, partially offset by higher labor costs associated with increases in salaries.  During the Current Period, WH Centralized Operations incurred lower maintenance costs than planned, which together with the favorable mix of aircraft utilized and the increase in rates discussed above resulted in an increase in operating margin to 17.5% for the Current Period from 13.0% for the Comparable Period.

South and Central America

Gross revenue for South and Central America increased to $33.0 million for the Current Period from $26.1 million for the Comparable Period, primarily due to a 21.6% increase in flight activity in Trinidad resulting from the addition of aircraft in this market since the Comparable Period.  Flight activity also increased by 27.2% in Mexico.  Cash receipts from HC totaled $3.7 million in the Current Period compared to $4.4 million in the Comparable Period.  For additional information on our investment in HC and RLR, see “— Current Quarter compared to Comparable Quarter — Helicopter Services — South and Central America” included elsewhere in this Quarterly Report.

Operating expense for South and Central America increased to $24.7 million for the Current Period from $18.6 million for the Comparable Period, primarily due to increased expenses in Trinidad and Mexico resulting from the increase in flight activity in those markets and in Brazil resulting from an increase in maintenance costs.  Primarily as a result of the increase in maintenance costs, the operating margin for this business unit decreased to 25.0% for the Current Period from 29.0% for the Comparable Period.

Europe

Gross revenue for Europe increased to $176.8 million for the Current Period from $144.7 million for the Comparable Period, primarily as a result of a 7.0% increase in flight activity.  The majority of the increase in flight hours related to the addition of one medium and five large aircraft in the North Sea since the Comparable Period.  Additionally, revenue also improved as a result of increases in monthly standing charge rates and annual rate escalations under certain of our contracts.  The annual rate escalations recognized in the Current Period include an amount of $1.9 million related to prior periods.

Operating expense for Europe increased to $140.3 million for the Current Period from $117.1 million for the Comparable Period, primarily due to an increase in salaries and benefits (resulting from the increase in activity, additions in personnel and salary increases), increases in maintenance expense (resulting from an increase in allocations of maintenance from EH Centralized Operations), other expense (including third-party lease costs) and in reimbursable expense.  As a result of the increase in rates in the Current Period, partially offset by higher maintenance costs, additional personnel and salary increases and increased lease costs, our operating margin for Europe increased to 20.6% for the Current Period from 19.1% for the Comparable Period.

In connection with the contract with MCA, we had $16.1 million and $17.0 million, respectively, in operating revenues associated with this contract for the Current Period and Comparable Period.  For additional information relating to the contract with MCA, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — Europe” included elsewhere in this Quarterly Report.

West Africa

Gross revenue for West Africa increased to $79.1 million for the Current Period from $62.9 million for the Comparable Period, primarily as a result of the addition of two medium aircraft to this market since the Comparable Period and an increase in rates under our contracts with two major customers in Nigeria.  For further discussion of contract extensions in Nigeria, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — West Africa” included elsewhere in this Quarterly Report.

Operating expense for West Africa increased to $60.8 million for the Current Period from $55.8 million for the Comparable Period.  The increase was primarily a result of safety and compensation related increases, including severance accruals, wage increases and additional pension costs, which was partially offset by a reversal of a $5.4 million accrual for sales tax contingency in the Current Period and decreases in other expenses, including freight charges and travel costs.  Operating margin for West Africa increased to 23.1% for the Current Period from 11.4% for the Comparable Period, primarily as a result of the increases in rates and reversal of the accrual for sales tax contingency.  Excluding the reversal of the accrual for sales tax contingency, our operating margin for the Current Period would have been 16.3%.

For discussion of additional matters related to Nigeria operations, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — West Africa” included elsewhere in this Quarterly Report.

Southeast Asia

Gross revenue for Southeast Asia increased to $46.4 million in the Current Period from $34.7 million for the Comparable Period, primarily due to higher revenue in Australia.  Flight activity and revenue in Australia increased 18.1% and 51.0%, respectively, from the Comparable Period, primarily due to the addition of four aircraft to this market since the Comparable Period and rate increases.

Operating expense increased to $37.1 million for the Current Period from $29.0 million for the Comparable Period as a result of costs associated with the increase in activity compared to the Comparable Period.  As a result of the increase in rates in Australia during the Current Period, operating margin increased to 19.9% for the Current Period from 16.3% for the Comparable Period.

Other International

Gross revenue for Other International increased to $23.5 million for the Current Period from $21.1 million for the Comparable Period, primarily due to increases in flight activity in Egypt and India (which resulted from an aircraft that was offline for maintenance for a portion of the Comparable Period and an additional aircraft operating over the Comparable Period), rate increases for our operations in Russia and our commencement of operations in Libya since the Comparable Period offset by the billing of an escalation charge in the Comparable Period on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue).

Operating expense increased to $19.5 million for the Current Period from $15.9 million for the Comparable Period.  The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity, commencement of operations in Libya and increased allocations of maintenance costs from EH Centralized Operations.  As a result of increased costs in a number of markets (primarily in Russia), operating margin for Other International decreased to 17.2% for the Current Period from 25.0% for the Comparable Period.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $12.1 million for the Current Period from $6.6 million for the Comparable Period as a result of increased intercompany charges to other business units for overhead costs.

 Operating expense increased to $19.7 million for the Current Period from $11.0 million for the Comparable Period, primarily due to a $2.1 million increase in unrecovered maintenance costs, a $3.5 million increase in salaries and benefits resulting from additional personnel and a $2.3 million increase in costs associated with the increase in technical service operations (including the costs of parts sold).

Bristow Academy

Gross revenue and operating expense for Bristow Academy were $6.2 million and $6.7 million for the Current Period, respectively, resulting in a $0.5 million loss for the period.  The results for the Current Period were impacted by the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.

Production Management Services

Gross revenue for our Production Management Services segment decreased to $32.6 million for the Current Period, a decrease of 8.2%, from $35.5 million for the Comparable Period, primarily due to the previously announced reduction of the scope of our services under a contract with a major customer beginning in October 2006.  This has been partially offset by labor revenue associated with the addition of several new contracts.  Operating expense decreased to $30.6 million for the Current Period, a decrease of 6.4%, from $32.7 million for the Comparable Period, primarily due to a decrease in costs associated with the decrease in activity.  As a result of the reduction of the scope of our services with a major customer, our operating margin decreased to 6.0% for the Current Period from 7.9% in the Comparable Period.

As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso, which comprised our entire Production Management Services segment.

General and Administrative Costs

Consolidated general and administrative costs increased by $8.4 million during the Current Period compared to the Comparable Period.  The increase is primarily due to the addition of personnel, an overall increase in salaries and an increase in other general and administrative costs resulting from growth across a majority of our business units (including increased professional fees), which were partially offset by a $1.0 million reversal of previously accrued settlement costs in connection with our settlement of the investigation with the SEC in the Current Period (see further discussion of the Internal Review and SEC investigation in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report). Also, we incurred $0.5 million in legal and professional fees related to the DOJ investigation in the Current Period.  General and administrative costs in the Comparable Period included approximately $0.1 million and $0.9 million in connection with the Internal Review and DOJ investigations, respectively.

Earning from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $7.5 million during the Current Period compared to $3.3 million in the Comparable Period, primarily due to an increase in equity earnings from Norsk of $1.8 million, FBH of $1.6 million (primarily resulting from a gain recorded in the Current Period by FBH upon disposal of a medium aircraft that crashed in Belize and reduced interest expense) and RLR of $0.9 million (resulting from an increase in the amount of cash received from HC during the Current Period compared to the Comparable Period).

We are in the process of completing a valuation and restructuring of Norsk, and it is possible that our equity earnings in Norsk will be reduced in future periods.

As discussed under “— Current Quarter Compared to Comparable Quarter — Earnings from Unconsolidated Affiliates” above, in March 2007, FBH was awarded a £9 million extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.

Interest Expense, Net

Interest expense, net of interest income, decreased to $3.2 million during the Current Period compared to $3.7 million during the Comparable Period, primarily due to an increase in capitalized interest from $2.5 million in the Comparable Period to $5.9 million in the Current Period and increased interest income, partially offset by additional interest expense of $6.8 million associated with the 7 ½% Senior Notes issued in June 2007.  More interest was capitalized in the Current Period as a result of the increase in capital expenditures discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.  The increase in interest income primarily resulted from an increase in cash on hand during the Current Period as a result of the issuance of the 7 ½% Senior Notes.

Other Income (Expense), Net

Other income (expense), net, for the Current Period was income of $0.8 million compared to expense of $6.1 million for the Comparable Period, and primarily represents foreign currency transaction gains and losses.  The gains in the Current Period primarily resulted from revaluation of intercompany balances between entities whose functional currency is the U.S. dollar and entities whose functional currency is the British pound sterling, as the U.S. dollar weakened against the British pound sterling in the Current Period.  The losses in the Comparable Period primarily arose from operations performed by entities whose functional currency is the British pound sterling that were dominated in U.S. dollars as a result of the weakening of the U.S. dollar in that period (see a discussion of foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Taxes

Our effective income tax rates from continuing operations were 33.0% and 33.3% for the Comparable Period and Current Period, respectively.  During the Comparable Period and the Current Period, we benefited from tax contingency related items totaling $1.5 million and $0.9 million, respectively.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $43.5 million during the Current Period compared to $48.7 million during the Comparable Period.  Changes in non-cash working capital used $41.7 million in cash flows from operating activities for the Current Period compared to $13.1 million in the Comparable Period.

Investing Activities

Cash flows used in investing activities were $237.0 million and $100.0 million for the Current Period and Comparable Period, respectively, primarily for capital expenditures as follows:

	Six Months Ended September 30,
	2006	2007
Number of aircraft delivered:
Small	—	2
Medium	4	10
Large	2	2
Fixed wing	—	1
Training	—	2
Total aircraft	6	17

Capital expenditures (in thousands):
Aircraft and related equipment	$115,458	$213,552
Other	5,957	7,543
Total capital expenditures	$121,415	$221,095

During the Comparable Period, we made final payments in connection with the delivery of one small, four medium and one large aircraft and progress payments on the construction of new aircraft to be delivered in future periods totaling $87.7 million.  Also during the Comparable Period, we spent an additional $14.9 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations, recorded accounts payable of $16.3 million for the final payment due on one large aircraft delivered in September 2006, and made payments of $3.4 million on short-term notes used to fund capital expenditures in prior periods.  During the Current Period, we made final payments in connection with the delivery of two small, ten medium, two large and two training aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below), and purchased one fixed wing aircraft, for a total of $196.1 million.  Also, during the Current Period, we spent $17.5 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

During the Comparable Period we received proceeds of $8.6 million primarily from the disposal of twelve aircraft, two airframes and certain other equipment, which together resulted in a net gain of $4.7 million.  During the Current Period, we received proceeds from the disposal of four aircraft and certain other equipment, incurred a total loss on one medium aircraft in a crash in Nigeria, a total loss on one small aircraft in the Gulf of Mexico in a flight accident and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.2 million.  All of these losses were insured.

Due to the significant investment in aircraft made in both the Comparable Period and Current Period, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2008 and in fiscal year 2009 if we continue to exercise our aircraft purchase options.  Also in fiscal year 2008, we expect to invest approximately $50 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through September 30, 2007, we had incurred $7.5 million towards these projects.

As discussed further in “Executive Overview — General” above, during the Current Period we acquired all of the common equity of HAI for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during the six months ended September 30, 2007.

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

Additionally, we contributed capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement, the funds of which were used by RLR towards the purchase of a medium sized aircraft.

Financing Activities

Cash flows provided by financing activities were $283.3 million during the Current Period compared to cash flows provided by financing activities of $195.3 million during the Comparable Period.  During the Current Period, cash was provided by our issuance of the 7 ½% Senior Notes resulting in net proceeds of $295.1 million and by our receipt of proceeds of $1.3 million from the exercise of options to acquire shares of our common stock primarily by our employees.  Cash was used for the payment of Preferred Stock dividends of $6.3 million and the repayment of debt totaling $7.2 million.  See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the 7 ½% Senior Notes.

During the Comparable Period, cash was provided by the issuance of the Preferred Stock in September 2006, resulting in net proceeds of $194.1 million, and by our receipt of proceeds of $2.2 million from the exercise of options to acquire shares of common stock by our employees.  Cash was used for the repayment of debt totaling $1.5 million.

Future Cash Requirements

Debt Obligations

As of September 30, 2007, total debt was $557.3 million, of which $6.8 million was classified as current.  Our outstanding debt obligations are described in Note 5 in the “Notes to Consolidated Financial Statements” in the fiscal year 2007 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Capital Commitments

We expect to make additional capital expenditures over the current and next five fiscal years to purchase additional aircraft.  As of September 30, 2007, we had 32 aircraft on order and options to acquire an additional 42 aircraft.  As of September 30, 2007, expenditures associated with these aircraft, including progress payments on aircraft expected to be delivered in future periods, are expected to total $276.5 million and $608.0 million for those aircraft under commitments and under options, respectively.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin.  See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options by quarter for the first two quarters of fiscal year 2008.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2007 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2007 Annual Report and in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Six Months
		Ending	Fiscal Year Ending March 31,
	Total	March 31, 2008	2009 - 2010	2011 - 2012	2013 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal	$557,335	$3,132	$7,708	$4,637	$541,858
Interest	310,423	19,112	75,515	74,764	141,032
Aircraft operating leases (1)	59,000	3,150	12,830	14,471	28,549
Other operating leases (2)	19,490	1,896	6,106	5,322	6,166
Pension obligations (3)	175,959	7,457	29,830	29,830	108,842
Aircraft purchase obligations	276,478	113,817	162,661	—	—
Other purchase obligations (4)	41,909	35,585	6,324	—	—
Total contractual cash obligations	$1,440,594	$184,149	$300,974	$129,024	$826,447
Other commercial commitments:
Debt guarantees (5)	$30,664	$—	$10,290	$20,374	$—
Other guarantees (5)	5,448	3,709	1,739	—	—
Letters of credit (6)	4,012	4,012	—	—	—
Total commercial commitments	$40,124	$7,721	$12,029	$20,374	$—
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

(3)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 10 years.  As of September 30, 2007, we had recorded on our balance sheet a $112.1 million pension liability associated with this obligation.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(4)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement (See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(5)
See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further details.  Additionally, the bank has an option to put to us the remaining amount of the RLR debt of $10.3 million, which we have guaranteed in the event of default of our partner in RLR.  This amount is not included in the table above.

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

As of September 30, 2007, we had options to acquire an additional 18 large aircraft and an additional 24 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these additional options to acquire aircraft, purchase other aircraft or may elect to expand our business through acquisition, including acquisitions under consideration or negotiation.  Cash on hand, cash flow from operations and available borrowing capacity under the revolving credit facility are estimated to provide sufficient capital to exercise all of the aircraft purchase options and allow us to complete several small acquisitions (under $50 million) over the next five years without additional capital.  However, if we elect to make a major acquisition or purchase substantially more aircraft than available under the aircraft purchase options, additional capital may be necessary.  As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso for approximately $22.5 million, subject to post-closing adjustments.

Cash and cash equivalents were $184.2 million and $276.4 million, as of March 31 and September 30, 2007, respectively.  Working capital as of March 31 and September 30, 2007, was $368.0 million and $502.2 million, respectively.  The increase in working capital during the Current Period was primarily a result of the $92.2 million increase in cash and cash equivalents resulting from the issuance of the 7 ½% Senior Notes, partially offset by capital expenditures for aircraft.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2007 Annual Report.  Significant matters concerning market risk arising during the six months ended September 30, 2007 are discussed below.

Foreign Currency Risk

On November 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the six months ended September 30, 2007 and is included in other income (expense), net in our condensed consolidated statement of income.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2007 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Modified Risk Factors

The following are modified risk factors discussions that should be read in conjunction with the risk factor discussion in the fiscal year 2007 Annual Report.  Risks relating to Our Internal Review and Governmental Investigations have been modified as follows.

The SEC investigation, any related proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our company.

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation. The SEC did not impose any fine or other monetary sanction upon the Company.  Without admitting or denying the SEC's findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted. We could still face legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in their countries.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

As we continue to operate our compliance program, other situations involving foreign operations, similar to those matters disclosed to the SEC in February 2005 and described above, could arise that warrant further investigation and subsequent disclosures. As a result, new issues may be identified that may impact our financial statements and lead us to take other remedial actions or otherwise adversely impact us.

During fiscal years 2005, 2006 and 2007, and the six months ended September 30, 2006, we incurred approximately $2.2 million, $10.5 million, $3.1 million and $0.1 million, respectively, in legal and other professional costs in connection with the Internal Review.  During the six months ended September 30, 2007, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC.

Following the previously disclosed settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the DOJ and was asked to provide certain information regarding the Audit Committee's related Internal Review. We previously provided disclosure regarding the Internal Review in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. In addition, we were requested to enter into an agreement with the DOJ that would toll the statute of limitations relating to these matters. We intend to be responsive to the DOJ's requests. At this time, it is not possible to predict what the outcome of the DOJ's investigation into these matters will be for the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

July 1, 2007 − July 31, 2007	107	$50.90	—	$—
_________

(1)	No shares were purchased during the periods of August 1, 2007 — August 31, 2007 and September 1, 2007 — September 30, 2007.

(2)
The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to an employee under our 2004 Stock Incentive Plan.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

4.1*
Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7 ½% Senior Notes due 2017.

4.2*
Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6 ⅛% Senior Notes due 2013.

10.1†	Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007)
15.1*	Letter from KPMG LLP dated November 5, 2007, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Perry L. Elders
Perry L.  Elders
Executive Vice President and Chief Financial Officer

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President and Chief Accounting Officer

November 5, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit

4.1*
Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7 ½% Senior Notes due 2017.

4.2*
Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6 ⅛% Senior Notes due 2013.

10.1†	Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007)
15.1*	Letter from KPMG LLP dated November 5, 2007, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.