Form 10-Q
period 2007-12-18
Bristow Group Inc
filed 2008-02-05
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 31, 2008.

23,902,391 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.
BRISTOW GROUP INC.  AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$180,343	$222,831	$530,323	$642,598
Operating revenue from affiliates	10,701	13,633	34,411	38,588
Reimbursable revenue from non-affiliates	18,793	23,439	58,794	66,075
Reimbursable revenue from affiliates	1,172	1,617	3,390	5,218
	211,009	261,520	626,918	752,479
Operating expense:
Direct cost	140,867	169,704	408,977	475,416
Reimbursable expense	20,575	24,344	62,691	68,587
Depreciation and amortization	11,015	12,445	31,942	36,127
General and administrative	19,355	22,373	49,662	61,018
Gain on disposal of assets	(1,044)	(4,094)	(5,706)	(3,921)
	190,768	224,772	547,566	637,227
Operating income	20,241	36,748	79,352	115,252
Earnings from unconsolidated affiliates, net of losses	2,106	3,725	5,393	11,233
Interest income	3,767	3,697	6,027	9,781
Interest expense	(2,539)	(6,684)	(8,646)	(16,135)
Other income (expense), net	(5,226)	989	(11,319)	1,775
Income from continuing operations before provision for income taxes and minority interest	18,349	38,475	70,807	121,906
Provision for income taxes	(8,158)	(12,302)	(25,390)	(40,035)
Minority interest	(257)	61	(1,049)	(392)
Income from continuing operations	9,934	26,234	44,368	81,479
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	812	(1,429)	3,721	690
Provision for income taxes on discontinued operations	(295)	(4,657)	(1,334)	(5,399)
Income (loss) from discontinued operations	517	(6,086)	2,387	(4,709)
Net income	10,451	20,148	46,755	76,770
Preferred stock dividends	(3,150)	(3,162)	(3,471)	(9,487)
Net income available to common stockholders	$7,301	$16,986	$43,284	$67,283
Basic earnings per common share:
Earnings from continuing operations	$0.29	$0.97	$1.75	$3.03
Earnings (loss) from discontinued operations	0.02	(0.26)	0.10	(0.19)
Net earnings	$0.31	$0.71	$1.85	$2.84
Diluted earnings per common share:
Earnings from continuing operations	$0.29	$0.86	$1.71	$2.68
Earnings (loss) from discontinued operations	0.02	(0.20)	0.09	(0.16)
Net earnings	$0.31	$0.66	$1.80	$2.52

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2007
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$178,268	$315,265
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $1.8 million, respectively	147,608	185,083
Accounts receivable from affiliates, net of allowance for doubtful accounts of $3.2 million and $3.2 million, respectively	17,199	16,960
Inventories	157,563	174,681
Prepaid expenses and other	17,387	18,154
Current assets from discontinued operations	17,949	—
Total current assets	535,974	710,143
Investment in unconsolidated affiliates	46,828	53,834
Property and equipment – at cost:
Land and buildings	51,785	57,820
Aircraft and equipment	1,139,781	1,399,044
	1,191,566	1,456,864
Less – Accumulated depreciation and amortization	(300,045)	(306,673)
	891,521	1,150,191
Goodwill	6,630	15,633
Other assets	10,725	30,590
Long-term assets from discontinued operations	14,125	—
	$1,505,803	$1,960,391

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$40,459	$37,997
Accrued wages, benefits and related taxes	36,390	37,021
Income taxes payable	3,412	8,777
Other accrued taxes	9,042	2,991
Deferred revenues	16,283	19,876
Accrued maintenance and repairs	12,309	15,932
Accrued interest	4,511	8,780
Other accrued liabilities	17,151	20,702
Deferred taxes	18,097	11,352
Short-term borrowings and current maturities of long-term debt	4,852	7,351
Current liabilities from discontinued operations	5,462	—
Total current liabilities	167,968	170,779
Long-term debt, less current maturities	254,230	600,469
Accrued pension liabilities	113,069	107,005
Other liabilities and deferred credits	17,345	15,024
Deferred taxes	76,054	102,681
Long-term liabilities from discontinued operations	35	—
Minority interest	5,445	5,099
Commitments and contingencies (Note 6)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled on liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 35,000,000 shares as of March 31 and 90,000,000 shares as of December 31; out standing: 23,585,370 as of March 31 and 23,900,591 as of December 31 (exclusive of 1,281,050 treasury shares)	236	239
Additional paid-in capital	169,353	183,517
Retained earnings	515,589	582,872
Accumulated other comprehensive loss	(36,075)	(29,848)
	871,657	959,334
	$1,505,803	$1,960,391

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,
	2006	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$46,755	$76,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,080	36,228
Deferred income taxes	17,177	19,952
Gain on disposal of discontinued operations	—	(476)
Gain on asset dispositions	(5,707)	(3,924)
Stock-based compensation expense	3,465	7,176
Equity in earnings from unconsolidated affiliates in excess ofdividends received	(430)	(4,774)
Minority interest in earnings	1,049	392
Tax benefit related to exercise of stock options	(837)	(2,008)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,380)	(40,778)
Inventories	(10,706)	(17,231)
Prepaid expenses and other	(206)	(8,204)
Accounts payable	(15,991)	(4,714)
Accrued liabilities	6,303	9,685
Other liabilities and deferred credits	(707)	(10,335)
Net cash provided by operating activities	67,865	57,759
Cash flows from investing activities:
Capital expenditures	(216,246)	(288,847)
Proceeds from asset dispositions	24,005	23,007
Acquisitions, net of cash received	—	(14,622)
Net proceeds from sale of discontinued operations	—	21,958
Note issued to unconsolidated affiliate	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)
Net cash used in investing activities	(192,241)	(264,605)
Cash flows from financing activities:
Proceeds from borrowings	—	350,622
Debt issuance costs	—	(5,806)
Issuance of Preferred Stock	223,550	—
Preferred Stock issuance costs	(994)	—
Repayment of debt and debt redemption premiums	(5,570)	(8,175)
Partial prepayment of put/call obligation	(96)	(120)
Preferred Stock dividends paid	(2,944)	(9,487)
Issuance of common stock	2,926	5,226
Tax benefit related to exercise of stock options	837	2,008
Net cash provided by financing activities	217,709	334,268
Effect of exchange rate changes on cash and cash equivalents	3,884	3,655
Net increase in cash and cash equivalents	97,217	131,077
Cash and cash equivalents at beginning of period (including $2.6 million and $5.9 million in cash related to discontinued operations as of March 31, 2006 and March 31, 2007, respectively)	122,482	184,188
Cash and cash equivalents at end of period (including $4.0 million in cash related to discontinued operations as of December 31, 2006)	$219,699	$315,265
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$10,914	$20,441
Income taxes	$15,676	$21,321

The accompanying notes are an integral part of these financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2007, the consolidated results of operations for the three and nine months ended December 31, 2006 and 2007, and the consolidated cash flows for the nine months ended December 31, 2006 and 2007.

The historical financial statements and footnote disclosures have been revised to reflect the amounts related to the sale of our Grasso Production Management (“Grasso”) business in discontinued operations as discussed in Note 2.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2008 is referred to as fiscal year 2008.

Foreign Currency Translation

See “Foreign Currency Translation” in Note 1 to the fiscal year 2007 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statement of income for the three and nine months ended December 31, 2006 includes $3.4 million and $9.6 million, respectively, in foreign currency transaction losses and for the three and nine months ended December 31, 2007 includes $1.0 million and $1.7 million, respectively, in foreign currency transaction gains.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
High	$1.98	$2.11	$1.98	$2.11
Average	1.91	2.05	1.87	2.02
Low	1.86	1.98	1.74	1.97

As of March 31 and December 31, 2007, the exchange rate was $1.96 and $1.99, respectively.

On November 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the nine months ended December 31, 2007 and is included in other income (expense), net in our condensed consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

On April 1, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from British pound sterling to the U.S. dollar which reduced our exposure to U.S. dollar denominated intercompany loans and advances.  The changes we made to the manner in which we manage intercompany balances for these two entities has simplified our business as it allows for a clearer view of sales and purchases required to run these businesses and assists in resource management.  Additionally, in April 2007, we reduced our Euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.

On November 13, 2007, we entered into three forward contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  These forward contracts allow us to purchase 12,186,000 euros for delivery in May 2008, November 2008 and December 2008 at the rate of 1.4638 U.S. dollars per euro, 1.4617 U.S. dollars per euro and 1.4615 U.S. dollars per euro, respectively.  As of December 31, 2007, the fair value of the forward contracts was a liability of $0.2 million.  As of December 31, 2007, an unrecognized loss of $0.1 million net of tax on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss and a derivative liability of $0.2 million is included in other accrued liabilities in our condensed consolidated balance sheet.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  See “Recent Accounting Pronouncements” in Note 1 to our fiscal year 2007 Financial Statements for further information on the requirements of SFAS No. 157.  In November 2007, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value on a recurring basis a full one year. SFAS No. 157 becomes effective for fiscal year 2009 and interim periods therein.  We have not yet completed our evaluation of the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective for fiscal year 2009.  We have not yet completed our evaluation of the impact of SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R becomes effective for business combinations entered into during fiscal years 2009 and thereafter and does not have any impact on business combinations prior to such date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51.”  This pronouncement requires noncontrolling interest (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  SFAS No. 160 becomes effective for fiscal year 2010 and interim periods therein.  We have not yet completed our evaluation of the impact of SFAS No. 160.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

Grasso Disposition

On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment, for approximately $22.5 million, subject to post-closing adjustments (including working capital adjustments).  The financial results for our Production Management Services segment are classified as discontinued operations.  In conjunction with this sale, we agreed to continue to provide helicopter services to Grasso through December 31, 2010.  In addition, we executed Supplemental Indentures with the Trustee for our 7 ½% and 6 ⅛% Senior Notes releasing Grasso Corporation and its subsidiaries as guarantors under the Indentures.  The obligations of Grasso and its subsidiaries under our senior secured credit facilities were also released in connection with the disposition.

The following table summarizes the after-tax loss on the Grasso sale recorded in the three and nine months ended December 31, 2007 (in thousands):

Sale price	$22,500
Adjustment for working capital	7,801
Gross proceeds	30,301
Net assets sold	(29,825)
476
Transaction expenses	(2,031)
Pre-tax loss on sale	(1,555)
Provision for income taxes (1)	(4,613)
After-tax loss on sale of discontinued operations	$(6,168)

(1)	Includes $5.2 million of tax expense related to taxes on non-deductible goodwill.

Revenues related to Grasso were $15.1 million and $50.6 million for the three and nine months ended December 31, 2006, respectively, and $4.2 million and $36.7 million for the three and nine months ended December 31, 2007, respectively.  Net cash flows for discontinued operations attributable to operating, investing and financing activities were not significant for the nine months ended December 31, 2006 and 2007.

Bristow Academy Acquisition

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
(Unaudited)

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

Other

In November 2007, we expanded our Global Training division through the acquisition of Vortex Helicopters, Inc. (“Vortex”), a flight training school in New Iberia, Louisiana, for $2.0 million.

During the three and nine months ended December 31, 2006, other income (expense), net, in our condensed consolidated statements of income included a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition was no longer probable.

NOTE 3 — INVESTMENTS IN AFFILIATES

Consolidated Affiliates

Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd. — On May 25, 2007, we acquired an additional 9% interest in Bristow Helicopters Leasing Ltd. and Sakhalin Bristow Air Services Ltd., two U.K. joint ventures whose primary purpose is to hold the contracts for our Russian operations and to lease aircraft to Aviashelf Aviation Co. (“Aviashelf”), for $300,000 in accordance with the put and call option agreement.  Aviashelf is our 48.5% owned Russian joint venture.  In addition, on May 25, 2007, we entered into an agreement for grant of a new call option under which we can acquire an additional 8.5% interest in Aviashelf.  This agreement replaces the previous put and call option.

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
(Unaudited)

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

Unconsolidated Affiliates

HC — After the conclusion of the contract with Petróleos Mexicanos (“PEMEX”) in February 2005, our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively, “HC”), experienced difficulties during fiscal year 2006 in meeting their obligations to make lease rental payments to us and to another one of our unconsolidated affiliates, Rotorwing Leasing Resources, L.L.C. (“RLR”).  During fiscal year 2006, RLR and we made a determination that because of the uncertainties as to collectibility, lease revenues from HC would be recognized as they were collected.  As of December 31, 2007, $1.1 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $2.9 million for amounts billed but not collected from HC.  During the nine months ended December 31, 2007, we recognized revenue of $0.5 million upon receipt of payment from HC for amounts billed in fiscal year 2007 and recorded equity earnings from RLR of $0.8 million related to receipt of payment by RLR from HC for amounts billed in fiscal year 2007.  No amounts collected from HC by the Company or RLR during the three months ended December 31, 2007 related to amounts billed prior to fiscal year 2008.  We have taken several actions which have improved the financial condition and profitability of HC, and we will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.

RLR — During September 2007, we and our partners each contributed additional capital of approximately $2.0 million to RLR and we loaned RLR $4.1 million under a three-year term loan arrangement, which is included in other assets in the condensed consolidated balance sheet as of December 31, 2007.  The funds were used by RLR to purchase an aircraft delivered in September which was leased to HC.

NOTE 4 — PROPERTY AND EQUIPMENT

During the nine months ended December 31, 2007, we disposed of 11 aircraft and certain other equipment resulting in a gain of $4.4 million.  Proceeds of $5.6 million included in cash on our condensed consolidated balance sheet as of December 31, 2007 were restricted for use.  In January 2008, the restriction related to this cash was removed.  Separately, we incurred a total loss on one medium aircraft that crashed in Nigeria, a total loss on two small aircraft in flight accidents in the Gulf of Mexico and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.5 million.  All of these losses were insured.

Additionally, during the nine months ended December 31, 2007, we made final payments in connection with the delivery of 3 small, 14 medium, 6 large aircraft and 5 training aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 6), and purchased one fixed wing aircraft, for a total of $256.7 million.  Also, during the nine months ended December 31, 2007, we spent $22.0 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations, and spent $10.1 million for additions to land and buildings.

As of December 31, 2007, we had 7 aircraft held for sale and classified in prepaid expenses and other in our condensed consolidated balance sheet.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

NOTE 5 — DEBT

Debt as of March 31 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2007	December 31, 2007
7 ½% Senior Notes due 2017, including $0.6 million of unamortized premium	$—	$350,617
6 ⅛% Senior Notes due 2013	230,000	230,000
Term loans	18,848	17,257
Hemisco Helicopters International, Inc. note	4,380	4,380
Short-term advance from customer	1,400	1,400
Note to Sakhalin Aviation Services Ltd.	389	256
Sakhalin debt	4,065	3,130
Bristow Academy debt	—	780
Total debt	259,082	607,820
Less short-term borrowings and current maturities of long-term debt	(4,852)	(7,351)
Total long-term debt	$254,230	$600,469

7 ½% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”).  $50 million of the notes were issued for a premium of $0.6 million which will be amortized over the life of the notes as a reduction of interest expense.  These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 7 ½% Senior Notes are guaranteed by certain of our U.S.subsidiaries (the “Guarantor Subsidiaries”), which are the same subsidiaries that are guarantors of the $230 million 6⅛% Senior Notes due 2013.  We have used and expect to continue using the net proceeds from the offerings to fund additional aircraft purchases, including aircraft under options, and for general corporate purposes.  The indenture for the 7 ½% Senior Notes includes restrictive covenants related to incurrence of additional debt, issuance of disqualified stock, payment of dividends, repurchase of stock, investment in other entities, sale of assets, incurrence of additional liens or security, merger or consolidation of the Company, and transactions with affiliates.  Interest on the 7 ½% Senior Notes is paid on March 15 and September 15 of each year, beginning on September 15, 2007, and the 7 ½% Senior Notes mature on September 15, 2017.  The 7 ½% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively.

Pursuant to a registration rights agreement with the holders of our 7 ½% Senior Notes, we filed a registration statement on Form S-4 with the SEC relating to our offer to these holders to exchange their notes for publicly registered notes with identical terms.  The registration statement became effective on January 30, 2008.

Senior Secured Credit Facilities — Our syndicated senior secured credit facilities consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”). See Note 5 to the fiscal year 2007 Financial Statements for further information on the terms of these facilities.  As of December 31, 2007, we had $3.6 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

The new term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million having been made in June 2007, which will be followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 6.49% as of December 31, 2007).  The new term loan is secured by the two aircraft, and we have provided a parent guarantee of the loan.

Bristow Academy — We assumed $5.7 million in debt as part of the HAI acquisition discussed in Note 2, all of which was repaid during the six months ended September 30, 2007.  During the three months ended December 31, 2007, we assumed debt of $0.8 million in conjunction with the acquisition of Vortex in November 2007.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the current and next five fiscal years to purchase additional aircraft.  As of December 31, 2007, we had 28 aircraft on order and options to acquire an additional 34 aircraft.    Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating margin.

	Three Months Ending March 31,		Fiscal Year Ending March 31,
	2008		2009		2010		2011	2012-2013	Total
Commitments as of December 31, 2007:
Number of aircraft:
Small	—		—		—		—	—	—
Medium	—		6		3		—	—	9
Large	2		11		4		—	—	17
Training	2		—		—		—	—	2
	4	(1)	17	(2) (3)	7	(3)	—	—	28
Related expenditures (in thousands) (4)	$63,872		$217,573		$63,211		$—	$—	$344,656
Options as of December 31, 2007:
Number of aircraft:
Medium	—		—		2		8	11	21
Large	—		—		7		6	—	13
	—		—		9		14	11	34
Related expenditures (in thousands) (4)	$1,121		$57,583		$201,184		$132,174	$80,586	$472,648
_________

(1)	Signed customer contracts are currently in place for both large aircraft.

(2)	Signed customer contracts are currently in place for 6 of these 17 aircraft.

(3)	Includes orders for one large aircraft in fiscal year 2009 and three medium and four large aircraft in fiscal year 2010, which were approved by our board of directors on January 10, 2008.

(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

The following chart presents an analysis of our aircraft orders and options during the fiscal year 2008:

	Three Months Ended
	June 30, 2007		September 30, 2007		December 31, 2007
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	31	52	32	52	32	42
Aircraft delivered	(7)	—	(9)	—	(12)	—
Aircraft ordered (1)	2	—	5	(6)	8	(8)
Training aircraft	6	—	—	—	—	—
Orders converted to options	—	—	4	(4)	—	—
End of quarter	32	52	32	42	28	34
_________

(1)	The five aircraft ordered during the three months ended September 30, 2007 were in place of six of our existing options.

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

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K.  As a result of the negotiations completed to date, labor rates under our existing contracts increased 4-5% starting in July 2007, and the new labor rates will continue through June 2008.  We expect to be able to pass these costs on to our customers through annual contract escalation charges built into existing contracts or through rate increases as customer contracts come up for renewal.

During the three months ended December 31, 2007, we completed annual contract negotiations with the unions in Nigeria.

We are negotiating the collective bargaining agreement with the pilot's union in Australia which expired in January 2008.  Actions which the pilots could take to exert pressure during the negotiation period could have some negative impact on our business in Australia, but would not result in a cessation of operations.

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

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of December 31, 2007, approximately 2,037,000 shares of our common stock were held by persons with foreign addresses.  These shares represented approximately 8.5% of our total outstanding common shares as of December 31, 2007.  Because a substantial portion of our common stock and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

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

During fiscal years 2005, 2006 and 2007, and the three and nine months ended December 31, 2006 we incurred approximately $2.2 million, $10.5 million, $3.1 million, $3.0 million and $3.1 million, respectively, in legal and other professional costs in connection with the Internal Review.  During the nine months ended December 31, 2007, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC.

Following the previously disclosed settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Audit Committee’s related Internal Review. We previously provided disclosure regarding the Internal Review in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters. We intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict what the outcome of the DOJ’s investigation into these matters will be for the Company.  During the three months ended December 31, 2007, we incurred $0.1 million for legal fees related to this matter.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

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

In connection with this matter, we incurred $2.6 million, $1.9 million, $0.7 million and $1.5 million in legal and other professional fees in fiscal years 2006 and 2007, and the three and nine months ended December 31, 2006, respectively.  We incurred $0.2 million and $0.7 million in legal and other professional fees in connection with this matter for the three and nine months ended December 31, 2007; however, significant expenditures may be incurred in the future in connection with this matter.

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

Hurricanes Katrina and Rita — As a result of hurricanes Katrina and Rita in the fall of 2005, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage.  In particular, hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and hurricane Rita severely damaged the Creole, Louisiana, base and flooded the Intracoastal City, Louisiana, base.  These facilities have since been reopened.  Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we believe that it is probable that we will receive a total of $2.3 million in insurance recoveries ($1.9 million has been received thus far).  We recorded a $0.2 million net gain during fiscal year 2006, ($2.8 million in probable insurance recoveries estimated at that time offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.  During the three months ended December 31, 2007, we reduced our estimate of probable insurance recoveries by $0.5 million resulting in a pre-tax net loss of $0.3 million.  As of December 31, 2007, we have a receivable reflected in our condensed consolidated statements of income of $0.4 million, to which our property insurers have agreed.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supply Agreement with Timken — In conjunction with the sale of certain of the assets of Turbo Engines, Inc. (“Turbo”) to Timken Alcor Aerospace Technologies, Inc. (“Timken”) in November 2006, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through December 31, 2007, we purchased $3.7 million under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($19.9 million) of the debt of FBS Limited and $10.3 million of the debt of RLR, both unconsolidated affiliates.  See discussion of these commitments in Note 3 to our fiscal year 2007 Financial Statements.  As of December 31, 2007, we have recorded a liability of $0.7 million representing the fair value of the RLR guarantee, which is reflected in our condensed consolidated balance sheet in other liabilities and deferred credits.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of December 31, 2007, surety bonds denominated in Mexican pesos with an aggregate value of 59.5 million Mexican pesos ($5.4 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.7 million were outstanding.

The following table summarizes our commitments under these guarantees as of December 31, 2007:

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Thereafter
(In thousands)
$37,382	$14,056	$3,417	$19,909	$—

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

NOTE 7 — TAXES

Our effective income tax rates from continuing operations were 44.5% and 32.0% for the three months ended December 31, 2006 and 2007, respectively, and 35.9% and 32.8% for the nine months ended December 31, 2006 and 2007, respectively.  The effective tax rates for the three and nine months ended December 31, 2006 were impacted by additional tax expense of $2.5 million recorded as a result of the sale of assets of Turbo in November 2006.  Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rates from continuing operations for the three and nine months ended December 31, 2006 were 30.8% and 32.3%, respectively.  During the three months ended December 31, 2006 and 2007, our provision for income taxes benefited from the release of accruals related to tax contingencies of $0.8 million and $0.6 million, respectively.  During the nine months ended December 31, 2006 and 2007, our provision for income taxes benefited from the release of accruals related to tax contingencies of $2.3 million and $1.5 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years.  The adoption of FIN No. 48 on April 1, 2007 did not affect our beginning retained earnings since we had previously reserved for uncertain tax positions.  Our policy is to accrue interest and penalties associated with uncertain tax positions in income tax expense.  As of March 31 and December 31, 2007, $0.3 million and $0.2 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.  The tax years that remain open to examination by the major taxing jurisdictions (the U.S., the U.K. and Nigeria) to which we are subject range from 2001 to 2007.

As of the April 1, 2007 date of adoption of FIN No. 48 and December 31, 2007, we had $6.3 million and $3.7 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

During the nine months ended December 31, 2007, we reversed a $5.4 million accrual for sales tax contingency in Nigeria, which was included as a reduction in direct costs in our condensed consolidated statement of income.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
	(In thousands)
Service cost for benefits earned during the period	$66	$73	$194	$215
Interest cost on pension benefit obligation	5,742	6,756	16,847	19,990
Expected return on assets	(5,941)	(6,994)	(17,431)	(20,694)
Amortization of unrecognized experience losses	921	1,055	2,702	3,121
Net periodic pension cost	$788	$890	$2,312	$2,632

The current estimate of our cash contributions to the pension plans for fiscal year 2008 is $14.7 million, $3.7 million and $11.1 million of which was paid during the three and nine months ended December 31, 2007, respectively.

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

Total stock-based compensation expense, which includes both stock options and restricted stock units, totaled $1.3 million and $3.5 million for the three months ended December 31, 2006 and 2007, respectively, and totaled $3.5 million and $7.2 million for the nine months ended December 31, 2006 and 2007, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three and nine months ended December 31, 2007, 4,000 and 239,800 stock options were granted at average exercise prices of $54.27 and $46.56 per share, respectively.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate range of 4.70% to 4.77%; dividend yield of zero; stock price volatility range of 43.07% to 44.98%; and expected option lives range of 3 to 4 years.  Also during the three and nine months ended December 31, 2007, we awarded 2,500 and 132,600 restricted stock units and 470 and 76,695 shares of restricted stock at an average grant date fair value of $54.39 and $44.95 per share, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

NOTE 9 — STOCKHOLDERS’ INVESTMENT AND EARNINGS PER SHARE

On August 2, 2007, our stockholders approved an increase to the number of authorized shares of our common stock from 35,000,000 to 90,000,000.

The total number of authorized shares of common stock reserved as of December 31, 2007 was 9,904,371.  These shares are reserved in connection with our Preferred Stock and our stock-based compensation plans.  We no longer have any authorized shares of common stock reserved in connection with prior acquisitions.

Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three months ended December 31, 2006 excluded the assumed conversion of Preferred Stock outstanding into 6,466,251 common shares as the inclusion of these shares and the adjustment for preferred stock dividends in calculating income available to common stockholders – diluted was anti-dilutive for the quarter.  Diluted earnings per common share for the three and nine months ended December 31, 2006 excluded options to purchase 414,254 and 324,462 shares, respectively, at weighted average exercise prices of $32.97 and $32.36, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three and nine months ended December 31, 2007 excluded options to purchase 469,496 and 431,491, respectively, shares at weighted average exercise prices of $39.49 and $38.28, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$6,784	$23,072	$40,897	$71,992
Preferred Stock dividends	—	3,162	3,471	9,487
Income available to common stockholders – diluted	$6,784	$26,234	$44,368	$81,479

Discontinued operations:
Income (loss) available to common stockholders – basic and diluted	$517	$(6,086)	$2,387	$(4,709)
Net earnings:
Income available to common stockholders – basic	$7,301	$16,986	$43,284	$67,283
Preferred Stock dividends	—	3,162	3,471	9,487
Income available to common stockholders – diluted	$7,301	$20,148	$46,755	$76,770
Shares:
Weighted average number of common shares outstanding – basic	23,506,295	23,811,848	23,428,374	23,727,522
Assumed conversion of Preferred Stock outstanding during the period (1)	—	6,522,800	2,386,504	6,522,800
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	134,417	192,610	152,437	199,702
Weighted average number of common shares outstanding – diluted	23,640,712	30,527,258	25,967,315	30,450,024
Basic earnings per common share:
Earnings from continuing operations	$0.29	$0.97	$1.75	$3.03
Earnings (loss) from discontinued operations	0.02	(0.26)	0.10	(0.19)
Net earnings	$0.31	$0.71	$1.85	$2.84
Diluted earnings per common share:
Earnings from continuing operations	$0.29	$0.86	$1.71	$2.68
Earnings (loss) from discontinued operations	0.02	(0.20)	0.09	(0.16)
Net earnings	$0.31	$0.66	$1.80	$2.52
__________

(1)
Diluted earnings per common share included weighted average shares resulting from the assumed conversion of our Preferred Stock at the conversion rate that results in the most dilution:  1.4180 shares of common stock for each share of Preferred Stock.  If the average of the closing price per share of our common stock on each of the 20 consecutive trading days ending on the third day immediately preceding the mandatory conversion date of September 15, 2009 is greater than $35.26 per share, then the Preferred Stock will convert into fewer shares than assumed for diluted earnings per common share.  If such average is $43.19 per share or more, then the Preferred Stock will convert into 1,197,840 fewer shares than assumed for diluted earnings per common share.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

NOTE 10 — SEGMENT INFORMATION

As of December 31, 2007, we conducted our business in one segment: Helicopter Services.  The Helicopter Services segment operations are conducted through three divisions:  Western Hemisphere, Eastern Hemisphere and Global Training, and eight business units within those divisions. Western Hemisphere and Eastern Hemisphere operate through seven of the business units:  North America and South and Central America within the Western Hemisphere, and Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere. Our EH Centralized Operations business unit is comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses. These operations are not included within any other business unit as they are managed centrally by our Eastern Hemisphere management separate and apart from these other operations.  Bristow Academy is the only business unit within our Global Training division within the Helicopter Services segment.

We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso name.  As discussed in Note 2, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.

The tables that follow show reportable segment information for the three and nine months ended December 31, 2006 and 2007, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.  Amounts presented in the identifiable assets table as of March 31, 2007 have been reclassified from our prior presentation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
	(In thousands)
Gross revenue from external customers:
North America	$57,302	$56,046	$180,412	$177,891
South and Central America	13,173	16,476	39,322	49,463
Europe	72,479	94,384	214,581	270,259
West Africa	35,062	46,287	98,008	125,369
Southeast Asia	18,181	29,918	52,847	76,268
Other International	11,462	11,615	32,582	34,862
EH Centralized Operations	3,350	2,788	9,192	8,114
Bristow Academy	—	3,969	—	10,216
Corporate	—	37	(26)	37
Total segment gross revenue	$211,009	$261,520	$626,918	$752,479

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
	(In thousands)
Intrasegment gross revenue:
North America	$493	$1,221	$3,255	$2,374
South and Central America	—	—	—	—
Europe	1,400	716	3,985	1,657
West Africa	—	—	—	—
Southeast Asia	—	—	—	—
Other International	—	259	19	513
EH Centralized Operations	466	2,451	1,236	9,261
Bristow Academy	—	—	—	—
Total intrasegment gross revenue	$2,359	$4,647	$8,495	$13,805

Consolidated gross revenue reconciliation:
North America	$57,795	$57,267	$183,667	$180,265
South and Central America	13,173	16,476	39,322	49,463
Europe	73,879	95,100	218,566	271,916
West Africa	35,062	46,287	98,008	125,369
Southeast Asia	18,181	29,918	52,847	76,268
Other International	11,462	11,874	32,601	35,375
EH Centralized Operations	3,816	5,239	10,428	17,375
Bristow Academy	—	3,969	—	10,216
Intrasegment eliminations	(2,359)	(4,647)	(8,495)	(13,805)
Corporate	—	37	(26)	37
Total consolidated gross revenue (1)	$211,009	$261,520	$626,918	$752,479

Consolidated operating income (loss) reconciliation:
North America	$5,906	$6,875	$22,246	$28,458
South and Central America	3,747	4,132	11,341	12,390
Europe	9,554	20,695	37,177	57,165
West Africa	5,838	7,019	13,019	25,308
Southeast Asia	3,030	6,476	8,675	15,710
Other International	1,642	712	6,929	4,758
EH Centralized Operations	(2,265)	(6,404)	(6,616)	(13,930)
Bristow Academy	—	(130)	—	(612)
Gain on disposal of assets	1,044	4,094	5,706	3,921
Corporate	(8,255)	(6,721)	(19,125)	(17,916)
Total consolidated operating income	$20,241	$36,748	$79,352	$115,252

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

	March 31, 2007	December 31, 2007
	(In thousands)
Identifiable assets:
North America	$268,984	$275,665
South and Central America	158,383	187,337
Europe	419,923	508,385
West Africa	159,781	218,106
Southeast Asia	59,400	115,575
Other International	77,357	104,007
EH Centralized Operations	71,918	54,894
Bristow Academy	—	30,815
Corporate (2)	257,983	465,607
Total consolidated identifiable assets (3)	$1,473,729	$1,960,391
_________

(1)
Includes reimbursable revenue of $20.0 million and $25.1 million for the three months ended December 31, 2006 and 2007, respectively, and $62.2 million and $71.3 million for the nine months ended December 31, 2006 and 2007, respectively.

(2)
Includes $165.4 million and $247.9 million, respectively, in progress payments on aircraft scheduled to be delivered in future periods, which is included in construction in progress within property and equipment on our condensed consolidated balance sheets as of March 31 and December 31, 2007.

(3)	Excludes $32.1 million in identifiable assets from discontinued operations as of March 31, 2007.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
	(In thousands)
Net income	$10,451	$20,148	$46,755	$76,770
Other comprehensive income (loss):
Currency translation adjustments	15,892	(8,980)	37,213	6,357
Unrealized loss on cash flow hedges (net of income tax effect of $0.1 million)	—	(130)	—	(130)
Comprehensive income	$26,343	$11,038	$83,968	$82,997

During the three months ended December 31, 2007, the U.S. dollar strengthened against the British pound sterling, resulting in translation losses, and during the three months ended December 31, 2006 and the nine months ended December 31, 2006 and 2007, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of December 31, 2006 and 2007.  See discussion of foreign currency translation and hedging activities in Note 1.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes and the 6 ⅛% Senior Notes due 2013, the Guarantor Subsidiaries jointly and severally, fully and unconditionally, guaranteed the payment obligations under these notes.  Each of the Guarantor Subsidiaries is a wholly owned subsidiary of Bristow Group.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc.  (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$(1)	$69,118	$141,892	$—	$211,009
Intercompany revenue	—	3,954	2,807	(6,761)	—
	(1)	73,072	144,699	(6,761)	211,009
Operating expense:
Direct cost	(187)	48,443	113,186	—	161,442
Intercompany expenses	—	2,808	3,953	(6,761)	—
Depreciation and amortization	71	4,811	6,133	—	11,015
General and administrative	8,370	3,746	7,239	—	19,355
Gain on disposal of assets	—	(978)	(66)	—	(1,044)
	8,254	58,830	130,445	(6,761)	190,768
Operating income (loss)	(8,255)	14,242	14,254	—	20,241
Earnings (losses) from unconsolidated affiliates, net	2,055	(184)	2,341	(2,106)	2,106
Interest income	21,496	23	1,029	(18,781)	3,767
Interest expense	(2,826)	—	(18,494)	18,781	(2,539)
Other expense, net	(1,908)	(36)	(3,282)	—	(5,226)

Income from continuing operations before provision for income taxes and minority interest	10,562	14,045	(4,152)	(2,106)	18,349
Allocation of consolidated income taxes	(74)	(1,585)	(6,499)	—	(8,158)
Minority interest	(37)	—	(220)	—	(257)
Income (loss) from continuing operations	10,451	12,460	(10,871)	(2,106)	9,934
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	812	—	—	812
Provision for income taxes on discontinuedoperations	—	(295)	—	—	(295)
Income from discontinued operations	—	517	—	—	517
Net income (loss)	$10,451	$12,977	$(10,871)	$(2,106)	$10,451

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$(26)	$208,072	$418,872	$—	$626,918
Intercompany revenue	—	10,634	8,528	(19,162)	—
	(26)	218,706	427,400	(19,162)	626,918
Operating expense:
Direct cost	7	150,645	321,016	—	471,668
Intercompany expenses	—	8,529	10,583	(19,112)	—
Depreciation and amortization	153	13,494	18,295	—	31,942
General and administrative	18,936	10,655	20,121	(50)	49,662
Gain on disposal of assets	—	(1,169)	(4,537)	—	(5,706)
	19,096	182,154	365,478	(19,162)	547,566
Operating income (loss)	(19,122)	36,552	61,922	—	79,352
Earnings (losses) from unconsolidated affiliates, net	26,715	(809)	6,358	(26,871)	5,393
Interest income	51,457	57	3,092	(48,579)	6,027
Interest expense	(9,292)	—	(47,933)	48,579	(8,646)
Other expense, net	(2,002)	(130)	(9,187)	—	(11,319)

Income from continuing operations before provision for income taxes and minority interest	47,756	35,670	14,252	(26,871)	70,807
Allocation of consolidated income taxes	(883)	(3,272)	(21,235)	—	(25,390)
Minority interest	(118)	—	(931)	—	(1,049)
Income (loss) from continuing operations	46,755	32,398	(7,914)	(26,871)	44,368
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	3,721	—	—	3,721
Provision for income taxes on discontinued operations	—	(1,334)	—	—	(1,334)
Income from discontinued operations	—	2,387	—	—	2,387
Net income (loss)	$46,755	$34,785	$(7,914)	$(26,871)	$46,755

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$39	$73,788	$187,693	$—	$261,520
Intercompany revenue	—	5,421	4,491	(9,912)	—
	39	79,209	192,184	(9,912)	261,520
Operating expense:
Direct cost	75	51,022	142,951	—	194,048
Intercompany expenses	—	4,495	5,417	(9,912)	—
Depreciation and amortization	71	5,423	6,951	—	12,445
General and administrative	8,625	1,571	12,177	—	22,373
Gain on disposal of assets	—	(2,481)	(1,613)	—	(4,094)
	8,771	60,030	165,883	(9,912)	224,772
Operating income (loss)	(8,732)	19,179	26,301	—	36,748
Earnings from unconsolidated affiliates, net	16,141	2	3,723	(16,141)	3,725
Interest income	22,965	93	501	(19,862)	3,697
Interest expense	(6,682)	1	(19,865)	19,862	(6,684)
Other income (expense), net	550	(478)	917	—	989

Income from continuing operations before provision for income taxes and minority interest	24,242	18,797	11,577	(16,141)	38,475
Allocation of consolidated income taxes	(4,042)	3,372	(11,632)	—	(12,302)
Minority interest	(52)	—	113	—	61
Income from continuing operations	20,148	22,169	58	(16,141)	26,234
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	(1,429)	—	—	(1,429)
Provision for income taxes on discontinued operations	—	(4,657)	—	—	(4,657)
Loss from discontinued operations	—	(6,086)	—	—	(6,086)
Net income (loss)	$20,148	$16,083	$58	$(16,141)	$20,148

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$39	$227,072	$525,368	$—	$752,479
Intercompany revenue	—	14,575	13,988	(28,563)	—
	39	241,647	539,356	(28,563)	752,479
Operating expense:
Direct cost	75	150,851	393,077	—	544,003
Intercompany expenses	—	14,114	14,449	(28,563)	—
Depreciation and amortization	213	15,876	20,038	—	36,127
General and administrative	19,625	8,048	33,345	—	61,018
Loss on disposal of assets	—	(2,458)	(1,463)	—	(3,921)
	19,913	186,431	459,446	(28,563)	637,227
Operating income (loss)	(19,874)	55,216	79,910	—	115,252
Earnings from unconsolidated affiliates, net	60,022	315	10,918	(60,022)	11,233
Interest income	65,344	137	1,669	(57,369)	9,781
Interest expense	(17,743)	1	(55,762)	57,369	(16,135)
Other income (expense), net	510	(575)	1,840	—	1,775

Income from continuing operations before provision for income taxes and minority interest	88,259	55,094	38,575	(60,022)	121,906
Allocation of consolidated income taxes	(11,339)	854	(29,550)	—	(40,035)
Minority interest	(150)	—	(242)	—	(392)
Income from continuing operations	76,770	55,948	8,783	(60,022)	81,479
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	690	—	—	690
Provision for income taxes on discontinued operations	—	(5,399)	—	—	(5,399)
Income from discontinued operations	—	(4,709)	—	—	(4,709)
Net income (loss)	$76,770	$51,239	$8,783	$(60,022)	$76,770

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,010	$(2,486)	$47,744	$—	$178,268
Accounts receivable	32,103	51,331	123,453	(42,080)	164,807
Inventories	—	72,527	85,036	—	157,563
Prepaid expenses and other	830	9,391	7,166	—	17,387
Current assets from discontinued operations	—	17,949	—	—	17,949
Total current assets	165,943	148,712	263,399	(42,080)	535,974
Intercompany investment	297,113	1,046	—	(298,159)	—
Investment in unconsolidated affiliates	4,643	1,611	40,574	—	46,828
Intercompany notes receivable	825,203	—	11,980	(837,183)	—
Property and equipment – at cost:
Land and buildings	263	36,624	14,898	—	51,785
Aircraft and equipment	2,259	548,814	588,708	—	1,139,781
	2,522	585,438	603,606	—	1,191,566
Less: Accumulated depreciation and amortization	(1,471)	(121,892)	(176,682)	—	(300,045)
	1,051	463,546	426,924	—	891,521
Goodwill	—	4,745	1,774	111	6,630
Other assets	9,348	224	1,153	—	10,725
Long-term assets from discontinued operations	—	14,125	—	—	14,125
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,043	$14,744	$36,028	$(11,356)	$40,459
Accrued liabilities	10,736	15,945	103,141	(30,724)	99,098
Deferred taxes	217	486	17,394	—	18,097
Short-term borrowings and current maturities of long-term debt	—	—	4,852	—	4,852
Current liabilities from discontinued operations	—	5,462	—	—	5,462
Total current liabilities	11,996	36,637	161,415	(42,080)	167,968
Long-term debt, less current maturities	234,379	—	19,851	—	254,230
Intercompany notes payable	14,569	230,773	591,841	(837,183)	—
Other liabilities and deferred credits	4,529	9,644	116,241	—	130,414
Deferred taxes	42,655	2,260	31,139	—	76,054
Long-term liabilities from discontinued operations	—	35	—	—	35
Minority interest	2,042	—	3,403	—	5,445
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	236	4,062	35,426	(39,488)	236
Additional paid-in-capital	169,353	51,170	8,015	(59,185)	169,353
Retained earnings	515,589	299,428	(82,414)	(217,014)	515,589
Accumulated other comprehensive income (loss)	85,399	—	(139,113)	17,639	(36,075)
	993,131	354,660	(178,086)	(298,048)	871,657
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$262,885	$10,142	$42,238	$—	$315,265
Accounts receivable	26,874	72,800	149,550	(47,181)	202,043
Inventories	—	74,402	100,279	—	174,681
Prepaid expenses and other	279	4,078	13,797	—	18,154
Total current assets	290,038	161,422	305,864	(47,181)	710,143
Intercompany investment	401,524	1,046	15,031	(417,601)	—
Investment in unconsolidated affiliates	4,486	3,885	45,463	—	53,834
Intercompany notes receivable	1,009,768	—	(20,248)	(989,520)	—
Property and equipment – at cost:
Land and buildings	347	43,676	13,797	—	57,820
Aircraft and equipment	2,676	662,964	733,404	—	1,399,044
	3,023	706,640	747,201	—	1,456,864
Less: Accumulated depreciation and amortization	(1,540)	(132,409)	(172,724)	—	(306,673)
	1,483	574,231	574,477	—	1,150,191
Goodwill	—	4,644	10,989	—	15,633
Other assets	13,985	4,416	12,189	—	30,590
	$1,721,284	$749,644	$943,765	$(1,454,302)	$1,960,391

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,049	$14,589	$44,838	$(22,479)	$37,997
Accrued liabilities	1,935	21,850	114,996	(24,702)	114,079
Deferred taxes	439	—	10,913	—	11,352
Short-term borrowings and current maturities of long-term debt	—	—	7,351	—	7,351
Total current liabilities	3,423	36,439	178,098	(47,181)	170,779
Long-term debt, less current maturities	584,997	—	15,472	—	600,469
Intercompany notes payable	—	321,799	667,721	(989,520)	—
Other liabilities and deferred credits	4,015	9,416	108,598	—	122,029
Deferred taxes	53,509	3,226	45,946	—	102,681
Minority interest	2,079	—	3,020	—	5,099
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	239	4,996	67,380	(72,376)	239
Additional paid-in-capital	183,517	23,101	76,073	(99,174)	183,517
Retained earnings	582,872	350,667	(73,631)	(277,036)	582,872
Accumulated other comprehensive income (loss)	84,079	—	(144,912)	30,985	(29,848)
	1,073,261	378,764	(75,090)	(417,601)	959,334
	$1,721,284	$749,644	$943,765	$(1,454,302)	$1,960,391

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(17,569)	$28,583	$36,910	$19,941	$67,865

Cash flows from investing activities:
Capital expenditures	(527)	(153,214)	(62,505)	—	(216,246)
Proceeds from asset dispositions	13,200	3,843	6,962	—	24,005

Net cash used in investing activities	12,673	(149,371)	(55,543)	—	(192,241)

Cash flows from financing activities:
Issuance of Preferred Stock	223,550	—	—	—	223,550
Preferred Stock issuance costs	(994)	—	—	—	(994)
Preferred Stock dividends paid	(2,944)	—	—	—	(2,944)
Repayment of debt and debt redemption premiums	—	—	(5,570)	—	(5,570)
Increases (decreases) in cash related to intercompany advances and debt	(111,640)	123,048	8,533	(19,941)	—
Partial prepayment of put/call obligation	(96)	—	—	—	(96)
Issuance of common stock	2,926	—	—	—	2,926
Tax benefit related to exercise of stock options	837	—	—	—	837
Net cash provided by financing activities	111,639	123,048	2,963	(19,941)	217,709
Effect of exchange rate changes on cash and cash equivalents	172	—	3,712	—	3,884
Net increase (decrease) in cash and cash equivalents	106,915	2,260	(11,958)	—	97,217
Cash and cash equivalents at beginningof period (including $2.6 million in cash related to discontinued operations)	74,601	1,363	46,518	—	122,482
Cash and cash equivalents at end of period (including $4.0 million incash related to discontinued operations)	$181,516	$3,623	$34,560	$—	$219,699

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements — (continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$3,957	$51,016	$(2,150)	$4,936	$57,759

Cash flows from investing activities:
Capital expenditures	(6,942)	(219,635)	(62,270)	—	(288,847)
Proceeds from asset dispositions	—	11,505	11,502	—	23,007
Acquisition, net of cash received	(16,990)	—	2,368		(14,622)
Net proceeds from sale of discontinued operations	21,958	—	—	—	21,958
Notes issued to unconsolidated affiliate	—	(4,141)	—	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)	—	—	(1,960)

Net cash used in investing activities	(1,974)	(214,231)	(48,400)	—	(264,605)

Cash flows from financing activities:
Proceeds from borrowings	350,622	—	—	—	350,622
Debt issuance costs	(5,806)	—	—	—	(5,806)
Repayment of debt and debt redemption premiums	—	—	(8,175)	—	(8,175)
Increases (decreases) in cash related to intercompany advances and debt	(214,279)	169,923	49,292	(4,936)	—
Partial prepayment of put/call obligation	(120)	—	—	—	(120)
Preferred Stock dividends paid	(9,487)	—	—	—	(9,487)
Issuance of common stock	5,226	—	—	—	5,226
Tax benefit related to exercise of stock options	2,008	—	—	—	2,008
Net cash provided by financing activities	128,164	169,923	41,117	(4,936)	334,268
Effect of exchange rate changes on cash and cash equivalents	(272)	—	3,927	—	3,655
Net increase (decrease) in cash and cash equivalents	129,875	6,708	(5,506)	—	131,077
Cash and cash equivalents at beginningof period (including $5.9 million in cash related to discontinued operations)	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$262,885	$10,142	$42,238	$—	$315,265

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries as of December 31, 2007, the related condensed consolidated statements of income for the three and nine-month periods ended December 31, 2006 and 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2006 and 2007.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
February 5, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “fiscal year 2007 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended December 31, 2006 and 2007, respectively, and the terms “Comparable Period” and “Current Period” refer to the nine months ended December 31, 2006 and 2007, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2008 is referred to as “fiscal year 2008.”

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

As of December 31, 2007, we conducted our business in one segment:  Helicopter Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions:

•	Western Hemisphere

−	North America

−	South and Central America

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	Eastern Hemisphere(“EH”) Centralized Operations

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of December 31, 2007, we operated 408 aircraft (including 374 owned aircraft, 26 leased aircraft and 8 aircraft operated for one of our customers; 7 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 146 aircraft in addition to those aircraft leased from us.

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures Inc. (“HAI”), a leading flight training provider with operations located in Titusville, Florida, and Concord, California, for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during the nine months ended December 31, 2007.  Upon purchase, HAI was renamed Bristow Academy, Inc. (“Bristow Academy”), which, with our existing training facilities in Norwich, England, formed a central core of our new Global Training division within the Helicopter Services segment beginning in the first quarter of fiscal year 2008.  Additionally, we acquired Vortex Helicopters, Inc. (“Vortex”), a flight training school based in New Iberia, Louisiana, in November 2007 for $2.0 million.  For further discussion of the acquisition see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.

The chart below presents (1) the number of helicopters in our fleet and their distribution among our business units as of December 31, 2007; (2) the number of helicopters which we had on order or under option as of December 31, 2007; and (3) the percentage of gross revenues which each of our business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of	Aircraft in Consolidated Fleet
	Current	Helicopters
	Period Revenue	Small	Medium	Large	Fixed Wing	Total	Unconsolidated Affiliates	Total
North America	23%	125	31	4	1	161	—	161
South and Central America	7%	2	29	1	—	32	17	49
Europe	36%	1	9	42	—	52	31	83
West Africa	17%	12	28	2	7	49	—	49
Southeast Asia	10%	3	11	10	—	24	—	24
Other International	5%	—	12	9	2	23	41	64
EH Centralized Operations	1%	—	—	—	—	—	57	57
Bristow Academy	1%	66	—	—	1	67	—	67
Total (1)	100%	209	120	68	11	408	146	554
Aircraft not currently in fleet:
On order (2)		2	9	17	—	28
Under option		—	21	13	—	34
_________

(1)	Includes 7 aircraft held for sale.

(2)	The two small aircraft on order are training aircraft.

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

Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.6 million of capital through the sale of our 5.50% mandatory convertible preferred stock (“Preferred Stock”) completed in September and October 2006.  Additionally, we raised $344.8 million through the sale of 7 ½% Senior Notes due 2017 (the “7 ½% Senior Notes”) completed in June and November 2007.  As of December 31, 2007, we had commitments to purchase 17 large, 9 medium, and 2 training aircraft and options to purchase an additional 13 large aircraft and 21 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these options to purchase aircraft and may elect to expand our business through acquisition, including acquisitions currently under consideration.

As part of our global fleet management program, when aircraft come off customer contracts we evaluate our alternatives for use of the aircraft, including factors such as the cost and timing of future major maintenance, potential contracts in existing or other markets and potential sale of the aircraft.

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

We have made a number of changes in our West Africa business unit operations in Nigeriaover the past year.  During the Current Quarter, we completed negotiations regarding employee wages and benefits with the unions in Nigeria.  During the Current Period we renegotiated two contracts with a large customer, extended a contract with a second customer and renegotiated a contract with a third significant customer.  We experience periodic disruption to our operations in Nigeria due to civil unrest and violence; these factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$191,044	$236,464	$564,734	$681,186
Reimbursable revenue	19,965	25,056	62,184	71,293
Total gross revenue	211,009	261,520	626,918	752,479
Operating expense:
Direct cost	140,867	169,704	408,977	475,416
Reimbursable expense	20,575	24,344	62,691	68,587
Depreciation and amortization	11,015	12,445	31,942	36,127
General and administrative	19,355	22,373	49,662	61,018
Gain on disposal of assets	(1,044)	(4,094)	(5,706)	(3,921)
Total operating expense	190,768	224,772	547,566	637,227
Operating income	20,241	36,748	79,352	115,252
Earnings from unconsolidated affiliates, net of losses	2,106	3,725	5,393	11,233
Interest income (expense), net	1,228	(2,987)	(2,619)	(6,354)
Other income (expense), net	(5,226)	989	(11,319)	1,775
Income from continuing operations before provision for income taxes and minority interest	18,349	38,475	70,807	121,906
Provision for income taxes	(8,158)	(12,302)	(25,390)	(40,035)
Minority interest	(257)	61	(1,049)	(392)
Income from continuing operations	9,934	26,234	44,368	81,479
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	812	(1,429)	3,721	690
Provision for income taxes on discontinued operations	(295)	(4,657)	(1,334)	(5,399)
Income (loss) from discontinued operations	517	(6,086)	2,387	(4,709)
Net income	$10,451	$20,148	$46,755	$76,770

The following tables present the impact on pre-tax earnings, net income and diluted earnings per share of certain items related to corporate activities that affect the comparability of our results from the Comparable Quarter and Comparable Period:

	Three Months Ended December 31,
	2006			2007
	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Continuing operations:
Investigations:
SEC (1)	$(3,000)	$(2,067)	$(0.09)	$—	$—	$—
DOJ (1)	(670)	(462)	(0.02)	(296)	(192)	(0.01)
Tax contingency related items(2)	—	800	0.03	—	600	0.02
Acquisitions and divestitures:
Expense of previously deferred acquisition costs (3)	(1,889)	(1,302)	(0.06)	—	—	—
Turbo asset sale (4)	(120)	(2,419)	(0.10)	—	—	—
7 ½% Senior Notes due 2017 (5)	—	—	—	(3,024)	(1,966)	(0.06)
Foreign currency transaction gains (losses) (6)	(3,413)	(2,352)	(0.10)	963	626	0.02
Preferred Stock(7)	2,334	1,608	(0.07)	—	—	(0.15)
Total — continuing operations	(6,758)	(6,194)	(0.41)	(2,357)	(932)	(0.18)
Discontinued operations (8)	—	—	—	(1,555)	(6,168)	(0.20)
Total	$(6,758)	$(6,194)	$(0.41)	$(3,912)	$(7,100)	$(0.38)

	Nine Months Ended December 31,
	2006			2007
	Pre-tax Earnings	Net Income	Diluted Earnings Per Share	Pre-tax Earnings	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Continuing operations:
Investigations:
SEC (1)	$(3,105)	$(2,096)	$(0.08)	$1,000	$650	$0.02
DOJ (1)	(1,542)	(1,041)	(0.04)	(784)	(510)	(0.02)
Tax contingency related items(2)	(2,800)	410	0.02	5,396	4,907	0.16
Acquisitions and divestitures:
Expense of previously deferred acquisition costs (3)	(1,889)	(1,275)	(0.05)	—	—	—
Turbo asset sale (4)	(120)	(2,421)	(0.09)	—	—	—
7 ½% Senior Notes due 2017 (5)	—	—	—	(6,397)	(4,158)	(0.14)
Foreign currency transaction gains (losses) (6)	(9,555)	(6,450)	(0.25)	1,707	1,110	0.04
Preferred Stock(7)	2,605	1,758	(0.16)	—	—	(0.66)
Total — continuing operations	(16,406)	(11,115)	(0.65)	922	1,999	(0.60)
Discontinued operations (8)	—	—	—	(1,555)	(6,168)	(0.20)
Total	$(16,406)	$(11,115)	$(0.65)	$(633)	$(4,169)	$(0.80)

______

(1)
In December 2006, we recorded a pre-tax charge of $3.0 million for costs and fees we expected to incur in connection with the resolution of the U.S. Securities and Exchange Commission (“SEC”) investigation regarding findings resulting from the review of payments made by affiliated entities in foreign countries and other issues initiated by the Audit Committee of our board of directors in February 2005 (“the Internal Review”), a substantial portion of which related to legal fees in connection with the investigation.  We reversed $1.0 million of this charge in September 2007 upon settlement of the investigation with the SEC.  Further, amounts and costs incurred related to both the SEC and DOJ investigations are included in general & administrative costs in our condensed consolidated statements of income.

(2)
Includes $5.4 million in reversal of accrual for sales tax contingency during the Current Period ($2.8 million of which was originally accrued during the Comparable Period) in West Africa (see discussion included under “Business Unit Operating Results ― Current Period Compared to Comparable Period ― West Africa” included elsewhere in this Quarterly Report) included in direct costs in our condensed consolidated statements of income and a direct reduction in our provision for income taxes in our condensed consolidated statements of income for income tax contingency items for all periods presented, which represents the remainder of the impact on net income and diluted earnings per share.

(3)
Represents a charge recorded in the Comparable Quarter and the Comparable Period for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined subsequently that the acquisition was no longer probable (see discussion in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(4)	Included in gain on disposal of assets in our condensed consolidated statements of income. $2.5 million is included as a direct increase in our provision for income taxes.

(5)
Represents the impact on interest expense, net of interest income earned on additional cash, resulting from the issuance of the 7 ½% Senior Notes in June and November 2007 (see discussion in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(6)	Included in other income (expense), net in our condensed consolidated statements of income.

(7)
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

(8)
Represents the loss recorded, net of transaction costs and the tax impact of non-deductible goodwill, related to the Grasso disposition (see discussion in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Current Quarter Compared to Comparable Quarter

Our gross revenue increased to $261.5 million for the Current Quarter from $211.0 million for the Comparable Quarter, an increase of 23.9%.  The increase in gross revenue is primarily due to improvements for the Europe, West Africa and Southeast Asia business units as a result of increases in rates for helicopter services, increased demand for helicopter services from our existing customers and the addition of new aircraft.  Our operating expense increased to $224.8 million for the Current Quarter from $190.8 million for the Comparable Quarter, an increase of 17.8%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs and salaries and benefits (associated with the addition of personnel and salary increases), primarily within the Europe, West Africa, Southeast Asia and EH Centralized Operations business units.  Primarily as a result of the improvement in rates, our operating income and operating margin for the Current Quarter increased to $36.7 million and 14.1%, respectively, compared to $20.2 million and 9.6%, respectively, for the Comparable Quarter.  The Current Quarter includes $4.1 million in gains on disposal of assets compared to $1.0 million in gains on disposal of assets in the Comparable Quarter.  Additionally, the Current Quarter includes the impact of retroactive rate and compensation increases in  West Africa that resulted in a net decrease in operating income of $1.0 million and an impairment charge related to inventory in EH Centralized Operations that decreased operating income by $1.8 million.  Excluding these items, operating income and operating margin would have been $39.5 million and 15.1%, respectively, for the Current Quarter.  For a discussion of these items, see “Business Unit Operating Results — Current Quarter Compared to Comparable Quarter — Helicopter Services — West Africa” and “Business Unit Operating Results — Current Quarter Compared to Comparable Quarter — Helicopter Services — EH Centralized Operations” included elsewhere in this Quarterly Report.

Income from continuing operations for the Current Quarter of $26.2 million represents a $16.3 million increase from the Comparable Quarter.  This increase in income was driven by the improvements in operating income discussed above, foreign currency exchange gains of $1.0 million in the Current Quarter compared to foreign currency exchange losses of $3.4 million in the Comparable Quarter and an increase in earnings from unconsolidated affiliates in the Current Quarter, partially offset by an increase in interest expense and our provision for income taxes (which resulted from an increase in pre-tax earnings).  The Current Quarter also included the impact of retroactive rate and compensation increases in West Africa and an impairment charge related to inventory in EH Centralized Operations as discussed above, which decreased income from continuing operations by $1.8 million.  The Comparable Quarter included additional tax expense of $2.5 million resulting from the sale of the assets of Turbo Engines, Inc. (“Turbo”) on November 30, 2006 and a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined subsequently that the acquisition was no longer probable, which collectively reduced income from continuing operations by $3.7 million in the Comparable Quarter.

Current Period Compared to Comparable Period

Our gross revenue increased to $752.5 million for the Current Period from $626.9 million for the Comparable Period, an increase of 20.0%. The increase in gross revenue is due to improvements for a majority of the business units as a result of increases in rates for helicopter services, increased demand for helicopter services from our existing customers and the addition of new aircraft.  Our operating expense increased to $637.2 million for the Current Period from $547.6 million for the Comparable Period, an increase of 16.4%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs, and salaries and benefits (associated with the addition of personnel and salary increases), across a majority of our business units.  Primarily as a result of the improvement in rates, our operating income and operating margin for the Current Period increased to $115.3 million and 15.3%, respectively, compared to $79.4 million and 12.7%, respectively, for the Comparable Period.  The Current Period also includes a reversal of previously accrued settlement costs associated with the SEC investigation that increased operating income by $1.0 million, the reversal of an accrual for sales tax contingency in West Africa that increased operating income by $5.4 million, and an impairment charge related to inventory in EH Centralized Operations that decreased operating income by $1.8 million.  Excluding these items, operating income and operating margin would have been $110.7 million and 14.7%, respectively, for the Current Period.  For a discussion of the items in West Africa and EH Centralized Operations, see “Business Unit Operating Results — Current Period Compared to Comparable Period — Helicopter Services — West Africa” and Business Unit Operating Results — Current Period Compared to Comparable Period — Helicopter Services — EH Centralized Operations” included elsewhere in this Quarterly Report.

Income from continuing operations for the Current Period of $81.5 million represents a $37.1 million increase from the Comparable Period.  This increase in income was driven by the improvement in operating income discussed above, foreign currency exchange gains of $1.7 million in the Current Period compared to foreign currency exchange losses of $9.6 million in the Comparable Period, and increases in earnings from unconsolidated affiliates and interest income in the Current Period, partially offset by an increase in interest expense as well as our provision for income taxes (which resulted from an increase in pre-tax earnings).  The Current Period also included certain items as discussed above, which increased income from continuing operations by $3.0 million.

Business Unit Operating Results

The following tables set forth certain operating information, which forms the basis for discussion of the eight business units comprising our Helicopter Services segment.  Intercompany lease revenues and expenses are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
Flight hours (excludes unconsolidated affiliates):
North America	34,742	34,658	118,499	114,552
South and Central America	9,973	10,417	28,889	32,594
Europe	10,917	11,625	31,772	33,940
West Africa	9,733	9,824	27,795	28,609
Southeast Asia	3,059	4,590	9,328	11,578
Other International	2,641	2,120	7,119	6,844
Consolidated total	71,065	73,234	223,402	228,117

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
	(In thousands)
Gross revenue:
North America	$57,795	$57,267	$183,667	$180,265
South and Central America	13,173	16,476	39,322	49,463
Europe	73,879	95,100	218,566	271,916
West Africa	35,062	46,287	98,008	125,369
Southeast Asia	18,181	29,918	52,847	76,268
Other International	11,462	11,874	32,601	35,375
EH Centralized Operations	3,816	5,239	10,428	17,375
Bristow Academy	—	3,969	—	10,216
Intrasegment eliminations	(2,359)	(4,647)	(8,495)	(13,805)
Corporate	—	37	(26)	37
Consolidated total(1)	$211,009	$261,520	$626,918	$752,479

See notes beginning on page 41.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
	(In thousands)
Operating expense: (2)
North America	$51,889	$50,392	$161,421	$151,807
South and Central America	9,426	12,344	27,981	37,073
Europe	64,325	74,405	181,389	214,751
West Africa	29,224	39,268	84,989	100,061
Southeast Asia	15,151	23,442	44,172	60,558
Other International	9,820	11,162	25,672	30,617
EH Centralized Operations	6,081	11,643	17,044	31,305
Bristow Academy	—	4,099	—	10,828
Intrasegment eliminations	(2,359)	(4,647)	(8,495)	(13,805)
Corporate	8,255	6,758	19,099	17,953
Gain on disposal of assets	(1,044)	(4,094)	(5,706)	(3,921)
Consolidated total	$190,768	$224,772	$547,566	$637,227

Operating income (loss):
North America	$5,906	$6,875	$22,246	$28,458
South and Central America	3,747	4,132	11,341	12,390
Europe	9,554	20,695	37,177	57,165
West Africa	5,838	7,019	13,019	25,308
Southeast Asia	3,030	6,476	8,675	15,710
Other International(3)	1,642	712	6,929	4,758
EH Centralized Operations	(2,265)	(6,404)	(6,616)	(13,930)
Bristow Academy	—	(130)	—	(612)
Gain on disposal of assets	1,044	4,094	5,706	3,921
Corporate	(8,255)	(6,721)	(19,125)	(17,916)
Consolidated operating income	20,241	36,748	79,352	115,252
Earnings from unconsolidated affiliates	2,106	3,725	5,393	11,233
Interest income	3,767	3,697	6,027	9,781
Interest expense	(2,539)	(6,684)	(8,646)	(16,135)
Other income (expense), net	(5,226)	989	(11,319)	1,775
Income from continuing operations before provision for income taxes and minority interest	18,349	38,475	70,807	121,906
Provision for income taxes	(8,158)	(12,302)	(25,390)	(40,035)
Minority interest	(257)	61	(1,049)	(392)
Income from continuing operations	$9,934	$26,234	$44,368	$81,479

See notes beginning on following page.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
Operating margin: (4)
North America	10.2%	12.0%	12.1%	15.8%
South and Central America	28.4%	25.1%	28.8%	25.1%
Europe	12.9%	21.8%	17.0%	21.0%
West Africa	16.7%	15.2%	13.3%	20.2%
Southeast Asia	16.7%	21.6%	16.4%	20.6%
Other International	14.3%	6.0%	21.3%	13.5%
EH Centralized Operations	(59.4)%	(122.2)%	(63.4)%	(80.2)%
Bristow Academy	N/A	(3.3)%	N/A	(6.0)%
Consolidated total	9.6%	14.1%	12.7%	15.3%
__________

(1)
Includes reimbursable revenue of $20.0 million and $25.1 million for the three months ended December 31, 2006 and 2007, respectively, and $62.2 million and $71.3 million for the nine months ended December 31, 2006 and 2007, respectively.

(2)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007
	(In thousands)
North America	$2,909	$3,081	$8,545	$9,089
South and Central America	1,011	977	2,934	2,891
Europe	3,174	4,403	8,658	12,020
West Africa	1,773	1,591	5,041	5,179
Southeast Asia	837	1,209	2,872	2,880
Other International	943	797	2,632	2,293
EH Centralized Operations	296	(18)	1,106	590
Bristow Academy	—	334	—	972
Corporate	72	71	154	213
Consolidated total	$11,015	$12,445	$31,942	$36,127

(3)	Includes a gain on the sale of an aircraft used in our Italy operations of $2.1 million for the three and nine months ended December 31, 2006.

(4)	Operating margin is calculated as gross revenue less operating expense divided by gross revenue.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

North America

Gross revenue for North America remained essentially flat at $57.3 million for the Current Quarter compared to $57.8 million for the Comparable Quarter.  Despite an insignificant change in flight hours, revenue from flight operations increased by $0.8 million due to an increase in fuel recharges to our customers in the Gulf of Mexico as well as a net increase in the number of medium aircraft which demand higher rates offset by a decrease in the number of small aircraft in this market.  The revenue increase from flight operations was offset by $1.3 million in lower technical services revenue resulting from the sale of Turbo in November 2006.  Our operations in the Gulf of Mexico and Alaska are subject to seasonality, with our third fiscal quarter’s flight hours and revenue typically being lower than that for our second fiscal quarter.

Operating expense for North America decreased to $50.4 million for the Current Quarter from $51.9 million for the Comparable Quarter.  The decrease was primarily due to a $1.0 million reduction in operating expense attributable to the Turbo sale, an increase in maintenance cost allocations to the South and Central America business unit and lower labor costs associated with a decline in pilot overtime and decreased usage of contract pilots, partially offset by higher fuel costs, which are generally rebilled to our customers.  The decrease in costs resulted in an increase in operating margin to 12.0% for the Current Quarter from 10.2% for the Comparable Quarter.  The North America business unit includes our Western Hemisphere (“WH”) Centralized Operations, which performs major maintenance on aircraft operated by our Western Hemisphere business units.

South and Central America

Gross revenue for South and Central America increased to $16.5 million for the Current Quarter from $13.2 million for the Comparable Quarter, primarily due to a 7.5% increase in flight activity in Trinidad resulting from the addition of aircraft in this market since the Comparable Quarter.  Flight activity also increased by 17.1% in Mexico.  The increase in revenue for the Current Quarter was partially offset by a decrease in revenue in Brazil resulting from a 30.6% decrease in flight activity in this market as five aircraft previously operating in Brazil were sold during the Current Quarter.  As discussed in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, we recognize revenue on a cash basis from our 49% owned unconsolidated affiliates, Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively, “HC”).  Cash receipts from HC totaled $2.4 million in the Current Quarter compared to $1.9 million for the Comparable Quarter.

Operating expense for South and Central America increased to $12.3 million for the Current Quarter from $9.4 million for the Comparable Quarter, primarily due to increased expenses in Trinidad and Mexico resulting from the increase in flight activity in those markets.  Operating margin for this business unit decreased to 25.1% for the Current Quarter compared to 28.4% for the Comparable Quarter, primarily resulting from the increase in costs in Mexico in the Current Quarter, which were not fully recovered through cash receipts from HC.

In March 2007, we sold our ownership interest in a joint venture that operates in Brazil to our partners in the joint venture while we continued to lease aircraft already in country to this entity.  Once these existing aircraft lease agreements expire, which occurred for a majority of the aircraft by December 31, 2007 and will occur for one other owned aircraft in March 2008, we plan to sell or relocate the aircraft.  As discussed above, we sold five of our seven owned aircraft in Brazil in the Current Quarter.  However, we have contracted to provide two new medium aircraft to another customer in Brazil.  We expect this new work commencing in June and September 2008 will partially offset the reduction in business related to our prior partnership and older aircraft.

Europe

Gross revenue for Europe increased to $95.1 million for the Current Quarter from $73.9 million for the Comparable Quarter, primarily as a result of a 6.5% increase in flight activity and an increase in amounts rebilled to our customers for out-of-pocket costs (reimbursable revenue).  The  increase in flight hours related to an overall increase in demand for helicopter services from our existing customers in the North Sea since the Comparable Quarter.  Additionally, revenue also improved as a result of increases in monthly standing charge rates under certain of our contracts.

Operating expense for Europe increased to $74.4 million for the Current Quarter from $64.3 million for the Comparable Quarter, primarily due to increases in out-of-pocket costs rebilled to our customers (reimbursable expense), and maintenance and fuel costs.  Fuel costs are generally rebilled to our customers.  As a result of new aircraft added to this market at higher margins and increased rates on other contracts, operating margin for Europe increased to 21.8% for the Current Quarter from 12.9% for the Comparable Quarter.

In October 2006, we were awarded an amendment and extension of our existing contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both east and west of the Shetland Islands.  The amendment extended the contract until June 2010 and called for the provision of five new Sikorsky S-92 helicopters to replace six AS332L Super Puma helicopters.  In December 2006, the provision for a sixth Sikorsky S-92 was confirmed and a related aircraft option was exercised.  The first aircraft was delivered in the first quarter of fiscal year 2008 and went into service in the second quarter of fiscal year 2008.  Additionally, two aircraft were delivered in the third quarter of fiscal year 2008 with the final three aircraft expected to be delivered in the fourth quarter of fiscal year 2008.  Of the six AS332L Super Puma helicopters displaced, four are being re-deployed to Southeast Asia and one is being re-deployed to West Africa.  The remaining aircraft remains in Aberdeen to support operations at that location.

We provided search and rescue services using seven S-61 aircraft and operated four helicopter bases for the U.K. Maritime and Coastguard Agency (“MCA”).  The contract is being transitioned to another operator from mid 2007 to mid 2008.  The first base was transferred on July 1, 2007, the second transferred on October 1, 2007 and the third transferred on January 4, 2008.  The contract for the fourth base ceases on April 3, 2008.  The first three bases utilized two aircraft each and the fourth utilizes one.  At the end of the agreement, we expect that we will either be able to employ these aircraft for other customers, trade the aircraft in as partial consideration towards the purchase of new aircraft or sell the aircraft.  We sold one of these aircraft in January 2008.  In the Comparable Quarter and Current Quarter, we had $7.9 million and $4.8 million, respectively, in operating revenues associated with this contract.  We are in a partnership with FB Heliservices Limited (“FBH”), an unconsolidated affiliate of ours, and two third parties, Serco Limited and Agusta Westland, through which we are seeking to obtain the future U.K.-wide search and rescue contract, including the provision of a significant number of aircraft, anticipated to start in 2012.  We submitted a first round bid in January 2008 and expect final selection and contracting in 2009.

West Africa

Gross revenue for West Africa increased to $46.3 million for the Current Quarter from $35.1 million for the Comparable Quarter, primarily resulting from an increase in rates under our contracts with customers in Nigeria.  In September 2007, we renegotiated two different contracts with one of these customers to increase the rates and extend the terms.  One of the contracts is for helicopters and the other contract for fixed-wing aircraft.  The extension period for the helicopter contract is from October 2007 through September 2009 and calls for rate increases retroactive to April 1, 2007.  This agreement also includes an additional rate escalation effective October 2008.  The agreement for the fixed-wing aircraft extends from August 2007 through December 2008 and includes rate increases effective August 2007 and January 2008.  In addition, a second major customer in Nigeria has elected to extend its contract for helicopter services from October 2007 through September 2008 and the extension period includes a rate increase.  This contract calls for a rate increase effective April 2008 for most of the equipment involved.  In November 2007, we renegotiated a helicopter services contract with a third major customer, which expires in February 2010 and includes a rate increase retroactive to July 1, 2007 and rate escalations effective July 2008 and July 2009.  The rate escalations recognized in the Current Quarter included $1.5 million relating to the second quarter of fiscal year 2008.  In December 2007, a major customer of ours in Nigeria notified us of termination of a contract effective March 17, 2008 under which we operate and maintain fixed-wing aircraft owned by the customer.  This contract provided operating income in Nigeria of approximately $2.5 million in the last year.  We expect the costs relating to the termination of the contract, including employee termination costs, to be incurred in the fourth quarter of fiscal year 2008, and that such costs are not expected to be overly significant to our operating results in Nigeria.

Operating expense for West Africa increased to $39.3 million for the Current Quarter from $29.2 million for the Comparable Quarter.  The increase was primarily a result of safety and compensation related increases, including severance accruals, wage increases and additional end of service costs, which were driven by the resolution during the Current Quarter of union negotiations.  Compensation costs recorded during the Current Quarter include $2.5 million of retroactive amounts applicable to prior quarters in fiscal year 2008, which resulted from the completion of union negotiations.  Operating expense was also impacted by higher maintenance costs and reimbursable expense.  Operating margin for West Africa decreased to 15.2% for the Current Quarter from 16.7% for the Comparable Quarter, primarily as a result of the increases in compensation costs.  Excluding the portion of the rate escalations related to the second quarter of fiscal year 2008 and the portion of the compensation costs recorded in the Current Quarter related to prior quarters, our operating margin for the Current Quarter would have been 17.9%.

In fiscal year 2007, we reorganized our Nigerian operations, which included increased security, consolidation of two former operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities.  In the Current Quarter, we completed negotiations with the unions in Nigeria, which resulted in a portion of the increase in salaries and benefits discussed above. We also experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Southeast Asia

Gross revenue for Southeast Asia increased to $29.9 million in the Current Quarter from $18.2 million for the Comparable Quarter, primarily due to higher revenue in Australia and Malaysia.  Australia’s flight activity and revenue increased 23.4% and 55.7%, respectively, from the Comparable Quarter, primarily due to the addition of aircraft to this market since the Comparable Quarter and rate increases.  We operated four aircraft in Malaysia in the Current Quarter compared to none in the Comparable Quarter.

Operating expense increased to $23.4 million for the Current Quarter from $15.2 million for the Comparable Quarter as a result of costs associated with the increase in activity compared to the Comparable Quarter.  As a result of new aircraft added at higher margins and an increase in rates on other contracts in Australia during the Current Quarter, operating margin increased to 21.6% for the Current Quarter from 16.7% for the Comparable Quarter.

We are negotiating the collective bargaining agreement with the pilot's union in Australia which expired in January 2008.  Actions which the pilots could take to exert pressure during the negotiation period could have some negative impact on our business in Australia, but would not result in a cessation of operations.

Other International

Gross revenue for Other International was essentially flat at $11.9 million for the Current Quarter compared to $11.5 million for the Comparable Quarter.  Revenue was positively impacted by the operation of new aircraft in Kazakhstan at higher rates than aircraft previously operating in this market and rate increases in Russia, which was offset by decrease in revenue as we are no longer operating aircraft in Kenya.  Revenue from our operations in Russia contributed 50% of our revenue for this business unit in the Current Quarter.  Our most significant contract in Russia expires at the end of May 2008, and if not renewed, there could be a significant reduction in our revenue and operating income for our Other International business unit in future periods.

Operating expense increased to $11.2 million for the Current Quarter from $9.8 million for the Comparable Quarter.  The increase in operating expense is due to increases in operating costs associated with new aircraft operating in Kazakhstan and increased employee costs in Russia, which drove a decrease in operating margin for Other International to 6.0% for the Current Quarter from 14.3% for the Comparable Quarter.

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

Gross revenue for EH Centralized Operations increased to $5.2 million for the Current Quarter from $3.8 million for the Comparable Quarter as a result of increases in cost allocations to other business units, partially offset by an increase in technical services revenue.

 Operating expense increased to $11.6 million for the Current Quarter from $6.1 million for the Comparable Quarter, primarily due to an increase in salaries and benefits resulting from the addition of personnel, an increase in other costs associated with the increase in technical service operations (including the costs of parts sold) and a $1.8 million impairment charge related to inventory held for S-61 search and rescue (“SAR”) configured aircraft.

Bristow Academy

As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on April 2, 2007 we acquired Bristow Academy and formed our Global Training division.

Gross revenue and operating expense for Bristow Academy were $4.0 million and $4.1 million for the Current Quarter, respectively, resulting in a $0.1 million loss for the Current Quarter.  The results for the Current Quarter were impacted by depreciation on the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.  We expect the profitability of Bristow Academy to improve in future periods, although the primary strategic value to the Company from this business is the supply of pilots for use in our global operations.  In November 2007, we expanded our Global Training Division through the acquisition of Vortex.  For further discussion of this acquisition, see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  During the Current Period, approximately 150 pilots graduated from Bristow Academy, and during the Current Period we hired 36 pilots into our other business units who are recent graduates of Bristow Academy.

General and Administrative Costs

Consolidated general and administrative costs increased by $3.0 million during the Current Quarter compared to the Comparable Quarter.  The increase is primarily due to the addition of personnel, an overall increase in salaries in the Current Quarter and an increase in other general and administrative costs resulting from the growth in our operations across our business units, partially offset by lower professional fees resulting from the settlement of the SEC investigation in the second quarter of fiscal year 2008 and lower costs associated with the DOJ antitrust investigation.  We incurred $0.2 million in legal and professional fees related to the DOJ antitrust investigation in the Current Quarter compared to $3.0 million and $0.7 million in costs associated with the Internal Revenue and the DOJ antitrust investigation, respectively, in the Comparable Quarter.  Additionally, we incurred legal fees of $0.1 million in the Current Quarter related to the new DOJ investigation of our Internal Review.

Earning from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $3.7 million during the Current Quarter compared to $2.1 million in the Comparable Quarter, primarily due to an increase in equity earnings from FBH of $0.6 million (primarily due to disposition of an aircraft), Norsk of $0.7 million and RLR of $0.2 million (resulting from an increase in the amount of cash received from HC during the Current Quarter compared to the Comparable Quarter).  We are in the process of completing a restructuring of Norsk, and it is possible that our equity earnings in Norsk will be reduced in future periods.

In March 2007, FBH was awarded a £9 million extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.  Under the contract, FBH provides four highly modified Civil Owned Military Registered Bell 412EP helicopters together with associated engineering and logistics support.

Interest Expense, Net

Interest expense, net of interest income, increased to $3.0 million of expense during the Current Quarter compared to $1.2 million of income during the Comparable Quarter, primarily due to additional interest expense of $6.5 million associated with the 7 ½% Senior Notes issued in June and November 2007, partially offset by an increase in capitalized interest from $1.8 million in the Comparable Quarter to $3.7 million in the Current Quarter.  More interest was capitalized in the Current Quarter as a result of the increase in capital expenditures associated with aircraft to be delivered in future periods discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.

Other Income (Expense), Net

Other income (expense), net, for the Current Quarter was income of $1.0 million compared to expense of $5.2 million for the Comparable Quarter.  The amount for the Current Quarter represents foreign currency transaction gains which primarily resulted from revaluation of intercompany balances between entities whose functional currency is the Nigerian naira and entities whose functional currency is the British pound sterling.  The amount for the Comparable Quarter includes $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined subsequently that the acquisition was no longer probable and foreign currency transaction losses of $3.4 million.  The foreign currency transaction losses in the Comparable Quarter primarily arose from operations performed by entities whose functional currency is the British pound sterling that were dominated in U.S. dollars, as a result of the weakening of the U.S. dollar in that period (see a discussion of foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Taxes

Our effective income tax rates from continuing operations were 44.5% and 32.0% for the Comparable Quarter and Current Quarter, respectively.  Excluding $2.5 million of tax recorded as a result of the Turbo asset sale, our effective tax rate from continuing operations for the Comparable Quarter was 30.8%.  During the Comparable Quarter and Current Quarter, our provision for income taxes benefited from the release of accruals related to tax contingencies of $0.8 million and $0.6 million, respectively.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Discontinued operations

Discontinued operations for the Current Quarter incurred $6.1 million after-tax loss compared to $0.5 million income in the Comparable Quarter.  The loss for the Current Quarter is due to taxes associated with non-deductible goodwill of $5.2 million recorded in the provision for income taxes on discontinued operations on our condensed consolidated income statement, as well as $2.0 million in transaction expenses partially offset by the $0.5 million gain on sale and $0.1 million pre-sale operating income.  Additional details regarding discontinued operations are provided in Note 2 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our segments and business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

North America

Gross revenue for North America decreased to $180.3 million for the Current Period from $183.7 million for the Comparable Period.  The decrease in gross revenue is due to a reduction in technical services revenue of $8.8 million resulting from the sale of Turbo, partially offset by a favorable shift in the mix of aircraft type utilized in the Gulf of Mexico in the Current Period.  Despite an overall decrease in flight activity in the Gulf of Mexico in the Current Period, revenue from flight operations were higher than the Comparable Period as a result of an increase in the usage of medium and large aircraft, which earn higher rates.  Additionally, a rate increase for certain contracts also contributed to the increase in revenue from flight operations in the Current Period.

Operating expense for North America decreased to $151.8 million for the Current Period from $161.4 million for the Comparable Period.  The decrease was primarily due to a $7.1 million reduction in operating expense attributable to the sale of Turbo and an increase in maintenance cost allocations to the South and Central America business unit, partially offset by higher labor costs associated with increases in salaries.  During the Current Period, WH Centralized Operations incurred lower maintenance costs than planned, which together with the favorable mix of aircraft utilized and the increase in rates discussed above resulted in an increase in operating margin to 15.8% for the Current Period from 12.1% for the Comparable Period.  Since the Comparable Period, we have added new medium aircraft while disposing of small aircraft.  As medium aircraft earn higher rates, we expect to continue to see the benefit from these improved rates in future quarters.

South and Central America

Gross revenue for South and Central America increased to $49.5 million for the Current Period from $39.3 million for the Comparable Period, primarily due to a 16.5% increase in flight activity in Trinidad, resulting from the addition of aircraft in this market since the Comparable Period.  Flight hours in Mexico also increased by 23.5%.   Cash receipts from HC totaled $6.2 million in the Current Period compared to $6.4 million in the Comparable Period.  For additional information on our investment in HC and RLR and operations in Brazil, see “— Current Quarter compared to Comparable Quarter — Helicopter Services — South and Central America” included elsewhere in this Quarterly Report.

Operating expense for South and Central America increased to $37.1 million for the Current Period from $28.0 million for the Comparable Period, primarily due to increased expenses in Mexico and Trinidad resulting from the increase in flight activity in those markets.  The operating margin for this business unit decreased to 25.1% for the Current Period from 28.8% for the Comparable Period, primarily as a result of the increase in costs in Mexico, which were not recovered by cash receipts from HC, and an overall increase in maintenance costs.

Europe

Gross revenue for Europe increased to $272.0 million for the Current Period from $218.6 million for the Comparable Period, primarily as a result of a 6.8% increase in flight activity.  The majority of the increase in flight hours related to an overall increase in demand for helicopter services from our existing customers in the North Sea since the Comparable Period.  Additionally, revenue also improved as a result of increases in monthly standing charge rates and annual rate escalations under certain of our contracts.  The annual rate escalations recognized in the Current Period include an amount of $2.0 million related to prior periods.

Operating expense for Europe increased to $214.8 million for the Current Period from $181.4 million for the Comparable Period, primarily due to an increase in salaries and benefits (resulting from the increase in activity, additions in personnel and salary increases), increases in maintenance expense (resulting from an increase in allocations of maintenance from EH Centralized Operations), other expense (including third-party lease costs) and in reimbursable expense.  As a result of new aircraft added to this market at higher margins and increased rates on other contracts in the Current Period, our operating margin for Europe increased to 21.0% for the Current Period from 17.0% for the Comparable Period.

In connection with the contract with the MCA, we had $24.8 million and $20.9 million, respectively, in operating revenues for the Comparable Period and Current Period.  For additional information relating to the contract with MCA, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — Europe” included elsewhere in this Quarterly Report.

West Africa

Gross revenue for West Africa increased to $125.4 million for the Current Period from $98.0 million for the Comparable Period, primarily as a result of an increase in rates under our contracts in Nigeria.  For further discussion of contract extensions in Nigeria, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — West Africa” included elsewhere in this Quarterly Report.

Operating expense for West Africa increased to $100.1 million for the Current Period from $85.0 million for the Comparable Period.  The increase was primarily a result of safety and compensation related increases, including severance accruals, wage increases and additional end of service costs, which was partially offset by a reversal of a $5.4 million accrual for sales tax contingency in the Current Period and decreases in other expenses, including freight charges and travel costs.  $2.8 million of the accrual for sales tax contingency reversed in the Current Period was originally accrued in the Comparable Period.  Operating margin for West Africa increased to 20.2% for the Current Period from 13.3% for the Comparable Period, primarily as a result of the increases in rates and reversal of the accrual for sales tax contingency.  Excluding the reversal of the accrual for sales tax contingency, our operating margin for the Current Period would have been 15.9%.

Additionally, consolidated operating expense for the Current Period also included $1.1 million for a loss associated with an aircraft crash in Nigeria in August 2007.  The loss is reported in loss on disposal of assets in our condensed consolidated income statement and is not included in the West Africa business unit operating income.

For discussion of additional matters related to Nigeria operations, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — West Africa” included elsewhere in this Quarterly Report.

Southeast Asia

Gross revenue for Southeast Asia increased to $76.3 million in the Current Period from $52.8 million for the Comparable Period, primarily due to higher revenue in Australia.  Flight activity and revenue in Australia increased 19.9% and 52.7%, respectively, from the Comparable Period, primarily due to the addition of aircraft to this market since the Comparable Period and rate increases.

Operating expense increased to $60.6 million for the Current Period from $44.2 million for the Comparable Period as a result of costs associated with the increase in activity compared to the Comparable Period.  As a result of new aircraft added to this market at higher margins and increased rates on other contracts in Australia during the Current Period, operating margin increased to 20.6% for the Current Period from 16.4% for the Comparable Period.

We are negotiating the collective bargaining agreement with the pilot's union in Australia which expired in January 2008.  Actions which the pilots could take to exert pressure during the negotiation period could have some negative impact on our business in Australia, but would not result in a cessation of operations.

Other International

Gross revenue for Other International increased to $35.4 million for the Current Period from $32.6 million for the Comparable Period, primarily due to increases in flight activity in Egypt and India (which resulted from an aircraft that was offline for maintenance for a portion of the Comparable Period and an additional aircraft operating over the Comparable Period), rate increases for our operations in Russia, the operation of new aircraft in Kazakhstan at higher rates than aircraft previously operating in this market and the performance of a short-term contract in Libya since the Comparable Period, offset by the billing of an escalation charge in the Comparable Period on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue).

Operating expense increased to $30.6 million for the Current Period from $25.7 million for the Comparable Period.  The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity in Egypt and India, the performance of a short-term contract in Libya, increases in operating costs associated with new aircraft operating in Kazakhstan, increased employee costs in Russia and increased allocations of maintenance costs from EH Centralized Operations.  As a result of increased costs in a number of markets, operating margin for Other International decreased to 13.5% for the Current Period from 21.3% for the Comparable Period.

For discussion of additional matters related to our Other International operations, see “— Current Quarter Compared to Comparable Quarter — Helicopter Services — Other International” included elsewhere in this Quarterly Report.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $17.4 million for the Current Period from $10.4 million for the Comparable Period as a result of increases in cost allocations to other business units, partially offset by an increase in technical services revenue.

 Operating expense increased to $31.3 million for the Current Period from $17.0 million for the Comparable Period, primarily due to increases in unrecovered maintenance costs, increases in salaries and benefits resulting from additional personnel, increases in costs associated with the increase in technical service operations (including the costs of parts sold) and a $1.8 million impairment charge related to inventory utilized on S-61 SAR configured aircraft.

Bristow Academy

Gross revenue and operating expense for Bristow Academy were $10.2 million and $10.8 million for the Current Period, respectively, resulting in a $0.6 million loss for the period.  The results for the Current Period were impacted by the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.  See Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the acquisition of Vortex in the Current Period.  During the Current Period, approximately 150 pilots graduated from Bristow Academy, and we hired 36 pilots into our other business units who are past graduates of Bristow Academy.

General and Administrative Costs

Consolidated general and administrative costs increased by $11.3 million to $61.0 million during the Current Period compared to $49.7 million in the Comparable Period.  The increase is primarily due to the addition of personnel, an overall increase in salaries and an increase in other general and administrative costs resulting from growth across a majority of our business units (including increased professional fees), which were partially offset by a $1.0 million reversal of previously accrued settlement costs in connection with our settlement of the investigation with the SEC in the Current Period (see further discussion of the Internal Review and SEC investigation in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report). We incurred $0.7 million in legal and professional fees related to the DOJ antitrust investigation in the Current Period compared to $3.1 million and $1.5 million in connection with the Internal Review and DOJ antitrust investigations, respectively, in the Comparable Period.  Additionally, we incurred legal fees of $0.1 million in the Current Period related to the new DOJ investigation of the Internal Review.

Earning from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $11.2 million during the Current Period compared to $5.4 million in the Comparable Period, primarily due to an increase in equity earnings from Norsk of $2.5 million, FBH of $2.2 million (primarily resulting from a gain recorded in the Current Period by FBH upon disposal of a medium aircraft that crashed in Belize and reduced interest expense) and RLR of $1.1 million (resulting from an increase in the amount of cash received from HC during the Current Period compared to the Comparable Period).  We are in the process of completing a restructuring of Norsk, and it is possible that our equity earnings in Norsk will be reduced in future periods.

As discussed previously, in March 2007, FBH was awarded a £9 million extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.

Interest Expense, Net

Interest expense, net of interest income, increased to $6.4 million during the Current Period compared to $2.6 million during the Comparable Period, primarily due to additional interest expense of $13.3 million associated with the 7 ½% Senior Notes issued in June and November 2007, partially offset by an increase in capitalized interest from $4.3 million in the Comparable Period to $9.6 million in the Current Period and increased interest income.  More interest was capitalized in the Current Period as a result of the increase in capital expenditures discussed under “Liquidity and Capital Resources — Cash Flows — Investing Activities” below.  The increase in interest income primarily resulted from an increase in cash on hand during the Current Period as a result of the issuance of the 7 ½% Senior Notes.

Other Income (Expense), Net

Other income (expense), net, for the Current Period was income of $1.8 million compared to expense of $11.3 million for the Comparable Period.  The gains in the Current Period primarily consist of $1.7 million in foreign currency transaction gains, which resulted from revaluation of intercompany balances between entities whose functional currencies are the U.S. dollar and Nigerian naira and entities whose functional currencies is the British pound sterling.  The U.S. dollar weakened against the British pound sterling in the Current Period.  The amount for the Comparable Period primarily consists of $9.6 million in foreign currency transaction losses, which primarily arose from operations performed by entities whose functional currency is the British pound sterling that were dominated in U.S. dollars as a result of the weakening of the U.S. dollar in that period (see a discussion of foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).  Additionally, the Comparable Period included a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined subsequently that the acquisition was no longer probable.

Taxes

Our effective income tax rates from continuing operations were 35.9% and 32.8% for the Comparable Period and Current Period, respectively.  Excluding $2.5 million of tax recorded as a result of the Turbo asset sale, our effective tax rate for the Current Period was 32.3%.  During the Comparable Period and the Current Period, our provision for income taxes benefited from the release of accruals related to tax contingencies of $2.3 million and $1.5 million, respectively.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Discontinued Operations

Discontinued operations for the Current Period incurred $4.7 million after-tax loss compared to $2.4 million after-tax income in the Comparable Period.  The loss for the Current Period is due to taxes associated with non-deductible goodwill of $5.2 million recorded in the provision for income taxes on discontinued operations on our condensed consolidated income statement, as well as $2.0 million in transaction expenses partially offset by the $0.5 million gain on sale and $2.2 million pre-sale operating income.  Additional details regarding discontinued operations are provided in Note 2 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $67.9 million during the Comparable Period compared to $57.8 million during the Current Period.  Changes in non-cash working capital used $25.0 million in the Comparable Period compared to $61.2 million in cash flows from operating activities for the Current Period, primarily as a result of an increase in accounts receivable associated with an increase in revenue generated by new aircraft added to our operations at higher rates, a general increase in rates on our contracts across our business units and escalation charges billed on existing contracts.

Investing Activities

Cash flows used in investing activities were $192.2 million and $264.6 million for the Comparable Period and Current Period, respectively, primarily for capital expenditures as follows:
	Nine Months Ended December 31,
	2006	2007
Number of aircraft delivered:
Small	3	3
Medium	11	14
Large	3	6
Fixed wing	—	1
Training	—	5
Total aircraft	17	29

Capital expenditures (in thousands):
Aircraft and related equipment	$208,963	$278,715
Other	7,283	10,132
Total capital expenditures	$216,246	$288,847

During the Current Period, we made final payments in connection with the delivery of aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed below), and purchased one fixed wing aircraft, for a total of $256.7 million.  Also, during the Current Period, we spent $22.0 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.  During the Comparable Period, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods totaling $188.9 million.  Also during the Comparable Period, we spent an additional $20.1 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

During the Current Period, we disposed of 11 aircraft and certain other equipment, resulting in a gain of $4.4 million. Separately, we incurred a total loss on one medium aircraft in a crash in Nigeria, a total loss on two small aircraft in the Gulf of Mexico in flight accidents and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.5 million. All of these losses were insured. During the Comparable Period, we received proceeds of $10.8 million primarily from the disposal of 19 aircraft, two airframes and certain other equipment, which together resulted in a net gain of $5.6 million.

As discussed further in “Executive Overview — General” above, during the Current Period we acquired all of the common equity of HAI for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during the six months ended September 30, 2007.  Additionally, we acquired Vortex for $2.0 million in November 2007.  We contributed capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement, the funds of which were used by RLR towards the purchase of a medium sized aircraft.

As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso for approximately $22.5 million, subject to post-closing adjustments, including $7.8 million received in the Current Quarter.  During the Comparable Period, we received proceeds of $13.2 million for the sale of the assets of Turbo to Timken Alcor Aerospace Technologies, Inc.

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

Due to the significant investment in aircraft made in both the Comparable Period and Current Period, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2008 and in fiscal year 2009.

Financing Activities

Cash flows provided by financing activities were $217.7 million during the Comparable Period compared to $334.3 million during the Current Period. During the Current Period, cash was provided by our issuance of the 7 ½% Senior Notes resulting in net proceeds of $344.8 million and by our receipt of proceeds of $5.2 million from the exercise of options to acquire shares of our common stock primarily by our employees.  Cash was used for the payment of Preferred Stock dividends of $9.5 million and the repayment of debt totaling $8.2 million.  See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the 7 ½% Senior Notes.

During the Comparable Period, cash was provided by the issuance of the Preferred Stock in September and October 2006, resulting in net proceeds of $222.6 million, and by our receipt of proceeds of $2.9 million from the exercise of options to acquire shares of common stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $2.9 million and the repayments of debt of $5.6 million.

Future Cash Requirements

Debt Obligations

As of December 31, 2007, total debt was $607.8 million, of which $7.4 million was classified as current. Our outstanding debt obligations are described in Note 5 in the “Notes to Consolidated Financial Statements” in the fiscal year 2007 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Capital Commitments

We expect to make additional capital expenditures over the current and next five fiscal years to purchase additional aircraft. As of December 31, 2007, we had 28 aircraft on order and options to acquire an additional 34 aircraft. As of December 31, 2007, expenditures associated with these aircraft, including progress payments on aircraft expected to be delivered in future periods, are expected to total $344.7 million and $472.6 million for those aircraft under commitments and under options, respectively. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options by quarter for the first three quarters of fiscal year 2008.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2007 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2007 Annual Report and in Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Three Months
		Ending	Fiscal Year Ending March 31,
	Total	March 31, 2008	2009 - 2010	2011 - 2012	2013 and beyond
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal(1)	$607,199	$2,995	$7,708	$4,637	$591,859
Interest	382,173	14,464	90,515	89,764	187,430
Aircraft operating leases (2)	57,425	1,575	12,830	14,471	28,549
Other operating leases (3)	19,557	1,037	7,133	5,082	6,305
Pension obligations(4)	168,300	3,644	29,149	29,149	106,358
Aircraft purchase obligations	344,656	63,872	217,573	63,211	—
Other purchase obligations(5)	39,020	33,128	5,892	—	—
Total contractual cash obligations	$1,618,330	$120,715	$370,800	$206,314	$920,501
Other commercial commitments:
Debt guarantees(6)	$30,199	$10,290	$—	$19,909	$—
Other guarantees(6)	7,183	3,766	3,417	—	—
Letters of credit (7) (8)	3,806	3,806	—	—	—
Total commercial commitments	$41,188	$17,862	$3,417	$19,909	$—
_________

(1)	Excludes unamortized premium on the 7 ½% Senior Notes of $0.6 million.

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

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 10 years.  As of December 31, 2007, we had recorded on our balance sheet a $107.0 million pension liability associated with this obligation.  Also, the timing of the funding is dependent on actuarial valuations, the performance of the plan’s investments and resulting negotiations with the plan trustees.

(5)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement (See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(6)
See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further details.  Additionally, the bank has an option to put to us the remaining amount of the RLR debt of $10.3 million, which we have guaranteed in the event of default of our partner in RLR.  This amount is not included in the table above.

(7)
In January 2006, a letter of credit was issued for $2.5 million in conjunction with the additional collateral for the sale and leaseback financing discussed in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2007 Annual Report.  The letter of credit was extended to January 31, 2009.

(8)	As a result of the previously disclosed sale of Grasso in November 2007, a $0.7 million letter of credit was cancelled in January 2008.

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

As of December 31, 2007, we had options to acquire an additional 13 large aircraft and an additional 21 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these additional options to acquire aircraft, purchase other aircraft or may elect to expand our business through acquisition, including acquisitions under consideration or negotiation.  Cash on hand, cash flow from operations and available borrowing capacity under the revolving credit facility are estimated to provide sufficient capital to exercise all of the aircraft purchase options and allow us to complete several small acquisitions (under $50 million) over the next five years without additional capital.  However, if we elect to make a major acquisition or purchase substantially more aircraft than available under the aircraft purchase options, additional capital may be necessary.

Cash and cash equivalents were $184.2 million and $315.3 million, as of March 31 and December 31, 2007, respectively.  Working capital as of March 31 and December 31, 2007, was $368.0 million and $539.4 million, respectively.  The increase in working capital during the Current Period was primarily a result of the $131.1 million increase in cash and cash equivalents resulting from the issuance of the 7 ½% Senior Notes, partially offset by capital expenditures for aircraft.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2007 Annual Report.  Significant matters concerning market risk arising during the nine months ended December 31, 2007 are discussed below.

Foreign Currency Risk

On November 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans. This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to the nine months ended December 31, 2007 and is included in other income (expense), net in our condensed consolidated statement of income.

On April 1, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. And Caledonia Helicopters Ltd., from British pound sterling to the U.S. dollar which reduced our exposure to U.S. dollar denominated intercompany loans and advances.  The changes we made to the manner in which we manage intercompany balances for these two entities has simplified our business as it allows for a clearer view of sales and purchases required to run these businesses and assists in resource management.  Additionally, in April 2007, we reduced our Euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.

On November 13, 2007, we entered into three forward contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated cash flow hedges for accounting purposes.  These forward contracts allow us to purchase 12,186,000 euros for delivery in May 2008, November 2008 and December 2008 at the rate of 1.4638 U.S. dollars per euro, 1.4617 U.S. dollars per euro and 1.4615 U.S. dollars per euro, respectively.  As of December 31, 2007, the fair value of the forward contracts was a liability of $0.2 million.  As of December 31, 2007, an unrecognized loss of $0.1 million net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss and a derivative liability of $0.2 million is included in other accrued liabilities in our condensed consolidated balance sheet.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended December 31, 2007 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In February 2005, we voluntarily advised the staff of the U.S. Securities and Exchange Commission (“SEC”) that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation. The SEC did not impose any fine or other monetary sanction upon the Company.  Without admitting or denying the SEC's findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

During fiscal years 2005, 2006 and 2007, and the three and nine months ended December 31, 2006, we incurred approximately $2.2 million, $10.5 million, $3.1 million, $3.0 million and $3.1 million, respectively, in legal and other professional costs in connection with the Internal Review.  During the nine months ended December 31, 2007, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC.

Following the previously disclosed settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Audit Committee's related Internal Review. We previously provided disclosure regarding the Internal Review in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters. We intend to continue to be responsive to the DOJ's requests. At this time, it is not possible to predict what the outcome of the DOJ's investigation into these matters will be for the Company.  During the three months ended December 31, 2007, we accrued $0.1 million for legal fees related to this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

November 1, 2007 – November 30, 2007	6,500	$48.34	—	$—
________

(1)	No shares were purchased during the periods of October 1, 2007 — October 31, 2007 and December 1, 2007 — December 31, 2007.

(2)
The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to an employee under our 2004 Stock Incentive Plan.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Bristow Group Inc. effective December 21, 2007 (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to Form S-4 filed on January 10, 2008).
15.1*	Letter from KPMG LLP dated February 5, 2008, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.

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

February 5, 2008