Form 10-K
Bristow Group Inc
filed 2008-05-21
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2008

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
                                                                                               YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                                                               (Do not check if a smaller
                           reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                               YES ☐ NO ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 28, 2007 was $963,382,038.

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2008 was 23,951,447.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

BRISTOW GROUP INC.
INDEX—FORM 10-K

BRISTOW GROUP INC.
ANNUAL REPORT (FORM 10-K)

INTRODUCTION

This Annual Report on Form 10-K is filed by Bristow Group Inc., which we refer to as Bristow Group or the Company.

We use the pronouns “we,” “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise.  We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise.  Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2008 is referred to as “fiscal year 2008.”

We are a Delaware corporation incorporated in 1969.  Our executive offices are located at 2000 W. Sam Houston Pkwy S., Suite 1700, Houston, Texas 77042.  Our telephone number is (713) 267-7600.

Our website address is http://www.bristowgroup.com.  We make our website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report.  All of our periodic report filings with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports.  These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov.  The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.  On August 23, 2007, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listing Manual.  We filed with the SEC the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters.  Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results are forward-looking statements.

Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described below under Item 1A. “Risk Factors”;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal program;

•	the outcome of the United States Department of Justice (“DOJ”) investigation relating to the Internal Review, which is ongoing, has a greater than anticipated financial or business impact; and

•	the outcome of the DOJ antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

All forward-looking statements in this Annual Report are qualified by these cautionary statements and are only made as of the date of this Annual Report.  We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1.  Business

Overview

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated.  We are one of two helicopter service providers to the offshore energy industry with global operations.  We have major operations in most of the major offshore oil and gas producing regions of the world, including in the North Sea, the U.S. Gulf of Mexico, Nigeria and Australia, and we generated 76% of our revenues from international operations in fiscal year 2008.  We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

As of March 31, 2008, we conduct our business in one segment:  Helicopter Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions:

•	Western Hemisphere

−	North America

−	South and Central America

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	Eastern Hemisphere (“EH”) Centralized Operations

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of March 31, 2008, we operated 406 aircraft (including 373 aircraft owned, 25 leased aircraft and 8 aircraft operated for one of our customers; 4 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 142 aircraft in addition to those aircraft leased from us.  Additionally, our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority. Bristow Academy, which forms the central core of our Global Training division, operates 69 aircraft (including 59 owned and 10 leased aircraft) and employs 165 people, including 74 flight instructors. The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment.  The financial results for our Production Management Services segment are classified as discontinued operations.  In conjunction with this sale, we agreed to continue to provide helicopter services to Grasso through December 31, 2010.

For additional information about our business units, see Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  For a description of certain risks affecting our business and operations, see Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Helicopter Services

Our customers charter our helicopters to transport personnel from onshore bases to offshore drilling rigs, platforms and other installations.  To a lesser extent, customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  Helicopters are generally classified as small (four to eight passengers), medium (12 to 16 passengers) and large helicopters (18 to 25 passengers), each of which serves a different transportation need of the offshore energy industry.  Medium and large helicopters, which can fly in a wider variety of operating conditions and over longer distances and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs.  With their ability to carry greater payloads, travel greater distances and move at higher speeds, medium and large helicopters are preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. Small helicopters are generally used for daytime flights on shorter routes and to reach production facilities that cannot accommodate medium and large helicopters.  Our small helicopters operate primarily in the shallow waters of the U.S. Gulf of Mexico and Nigeria.  Worldwide there are more than 8,800 production platforms and 660 rigs.  As a result of the greater distances offshore, demand for medium and large helicopters is also driven by drilling, development and production activity levels in deepwater locations throughout the world.  Additionally, some local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets.

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

We also have technical services operations that provide helicopter repair services, engineering and design services, technical manpower support and transmission testing from facilities located in the U.S. and U.K.  While most of this work is performed on our own aircraft, some of these services are performed for third parties.

Most countries in which we operate limit foreign ownership of aviation companies.  To comply with these regulations and yet expand internationally, we have formed or acquired interests in a number of foreign helicopter operations.  These investments typically combine a local ownership interest with our experience in providing helicopter services to the offshore energy industry.  These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion.  We refer to the entities in which we do not own a majority of the equity, maintain voting control or have the ability to control their policies, management or affairs as unconsolidated affiliates.  We lease some of our aircraft to a number of these unconsolidated affiliates which in turn provide helicopter services to customers.

As of March 31, 2008, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates			Unconsolidated Affiliates
Type	In Fleet	On Order (1)	Under Option(2)	In Fleet	Maximum Passenger Capacity	Speed (MPH)(3)	Engine
Small Helicopters:
Bell 206L Series	74	—	—	7	6	115	Turbine
Bell 206B	19	—	—	4	4	100	Turbine
Bell 407	41	—	—	3	6	132	Turbine
BK-117	2	—	—	—	7	160	Twin Turbine
BO-105	2	—	—	—	4	125	Twin Turbine
EC120	1	—	—	—	4	110	Turbine
EC135	2	—	—	2	6	143	Twin Turbine
Agusta 109	—	—	—	2	8	177	Twin Turbine
AS 350BB	—	—	—	37	4	161	Turbine
	141	—	—	55
Medium Helicopters:
Bell 212	11	—	—	18	12	115	Twin Turbine
Bell 412	36	—	—	33	13	125	Twin Turbine
EC155	10	—	—	—	13	167	Twin Turbine
Sikorsky S-76	61	9	21	—	12	145	Twin Turbine
EC AS 365N	—	—	—	4	14	167	Twin Turbine
Agusta AW139	—	—	—	1	15	181	Twin Turbine
EC175	—	—	12	—	16	166	Twin Turbine
	118	9	33	56
Large Helicopters:
AS332L Super Puma	30	—	—	4	18	144	Twin Turbine
Bell 214ST	4	—	—	—	18	144	Twin Turbine
Sikorsky S-61	11	—	—	—	18	132	Twin Turbine
Sikorsky S-92	10	9	8	3	19	158	Twin Turbine
Mil Mi-8	7	—	—	1	20	138	Twin Turbine
EC225	6	7	9	—	25	167	Twin Turbine
	68	16	17	8
Training Helicopters:
Robinson R22	20	—	—	—	2	92	Piston
Schweizer 300CB/CBi	46	10	—	—	2	92	Piston
Bell 206B	2	—	—	—	4	100	Turbine
Fixed wing	1	—	—	—
	69	10	—	—
Fixed wing	10	—	—	23
Total (4)	406	35	50	142
___________

(1)
Of the aircraft on order, 27 are expected to be delivered during fiscal year 2009 (10 of which are training aircraft).  18 of the non-training aircraft which are on order have been dedicated to customers for specific projects, including 8 under signed contracts.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements — Capital Commitments” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire.  If the options are exercised, we anticipate that the large aircraft would be delivered in fiscal years 2010 and 2011, while the medium aircraft would be delivered over fiscal years 2010 through 2013, principally in the later portion of that period.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements — Capital Commitments” included elsewhere in this Annual Report.

(3)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.

(4)
We own 373 of the 406 aircraft reflected in the table above, hold 25 of the remaining aircraft under operating leases and operate 8 of the aircraft for one of our customers.  4 of the owned aircraft are held for sale.  Unconsolidated affiliates leased 25 of our 373 aircraft in addition to the 142 aircraft they operate.

The following table shows the distribution of our aircraft among our business units as of March 31, 2008.

Type	North America	South & Central America	Europe	West Africa	Southeast Asia	Other Int’l	EH Cent. Ops.	Bristow Academy	Total
Small	121	4	1	12	3	—	—	—	141
Medium	30	28	10	28	11	11	—	—	118
Large	4	1	38	3	13	9	—	—	68
Training	—	—	—	—	—	—	—	68	68
Other (includes fixed wing)	1	—	—	7	—	2	—	1	11
Total consolidated affiliates	156	33	49	50	27	22	—	69	406
Unconsolidated affiliates	—	17	25	—	—	41	59	—	142
Total	156	50	74	50	27	63	59	69	548
Percentage of consolidated revenue for fiscal year 2008	23%	6%	36%	17%	11%	5%	1%	1%	100%

Fleet Expansion

We expect to incur additional capital expenditures over the next three to five years to replace certain of our aircraft and upgrade strategic base facilities.  Our capital commitments in future periods related to this fleet expansion are discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Annual Report and are detailed in the table provided in that section.

North America

As of March 31, 2008, we conducted our North America operations primarily from ten operating facilities along the U.S. Gulf of Mexico, with additional operations in Alaska. Among our strengths in the U.S. Gulf of Mexico region are our ten operating facilities, our advanced flight-following systems and our widespread and strategically located offshore fuel stations.  As of March 31, 2008, we operated 139 aircraft in the U.S. Gulf of Mexico and 17 aircraft in Alaska.  During fiscal year 2008, our North America business unit contributed 23% of our gross revenue.  We are one of the two largest suppliers of helicopter services in the U.S. Gulf of Mexico and a major supplier in Alaska, where we fly the entire length of the TransAlaska pipeline.  The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 4,000 production platforms.  The shallow water platforms are typically unmanned and are serviced by our small aircraft.  The deep water platforms are serviced by our medium and large aircraft.  The North America business unit includes our Western Hemisphere (“WH”) Centralized Operations, which performs major maintenance on aircraft operated by our Western Hemisphere business units.  Beginning in fiscal year 2009, the North America business unit will be segregated into three separate business units:  Gulf of Mexico, Arctic and WH Centralized Operations.

South and Central America

As of March 31, 2008, we conducted our South and Central America operations in Brazil, Colombia, Mexico, Peru and Trinidad.  As of March 31, 2008, we operated 33 helicopters, most of which are medium sized, in South and Central America (2 in Brazil, 4 in Colombia, 13 in Mexico, 2 in Peru and 12 in Trinidad) and our unconsolidated affiliates operated 17 helicopters.  In Trinidad, Bristow Caribbean Limited (“BCL”), a joint venture, is the largest helicopter services provider.  In Mexico, we are the largest provider of helicopter services through our joint venture partners, conducting diverse operations ranging from seismic support to offshore crew transfers.  In Brazil, Colombia and Peru,we provide dry lease and technical support services, typically to the local operators.  During fiscal year 2008, our South and Central America business unit contributed 6% of our gross revenue.  Beginning in fiscal year 2009, the South and Central America business unit will be referred to as the Latin America business unit.

Brazil

We own a 50% interest in Helicopter Leasing Associates (“HLA”), a Louisiana limited liability company.  HLA leases two aircraft from a third party, which it leases to the former joint venture of ours in Brazil as mentioned below.  We currently provide dry lease and technical support to two Brazilian operators.  Our aircraft are located at the operators’ base locations of Macae, Victoria and Uracu.

In March 2007, we sold our ownership interest in a joint venture that operates in Brazil to our partners in the joint venture while we and HLA continued to lease aircraft already in country to this entity.  We sold six of our owned aircraft in Brazil in fiscal year 2008.

We have contracted to provide two new medium aircraft to another customer in Brazil beginning in June and September 2008.

Mexico

We own a 49% interest in Hemisco Helicopters International, Inc. and Heliservicio Campeche S.A. de C.V. (collectively, “HC”) which provide onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos ("PEMEX") and other companies on a contract and ad hoc basis.  HC owns 3 aircraft and leases 7 aircraft from us, 13 aircraft from another affiliate of ours (discussed below) and 5 aircraft from a third party to provide helicopter services to its customers.  HC services customers from the primary bases located in Mexico City, Cuidad del Carmen, Poza Rica, Tampico, Reynosa and Monterrey.

We own a 49% interest in Rotorwing Leasing Resources, LLC. (“RLR”), which owns seven aircraft and leases six aircraft from us, all of which it leases to HC.

Trinidad

We own a 40% interest in BCL, a joint venture in Trinidad with a local partner that holds the remaining 60% interest.  BCL, the largest helicopter services provider in Trinidad, provides offshore helicopter services to customers of ours in Trinidad.  BCL has 12 medium aircraft used to service our customers which are primarily engaged in oil and gas activities.  Because we control the significant management decisions of this entity, including the payment of dividends to our partner, we account for this entity as a consolidated subsidiary.  We have one base located at Trinidad’s airport at the Port of Spain where we constructed five helipads during fiscal year 2008.

Europe

As of March 31, 2008, we operated 49 aircraft in Europe.  We operate from four bases in the U.K. and one base in Holland.  Our Europe operations are managed out of our facilities in Aberdeen, Scotland.  Based on the number of aircraft operating, we are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities.  The offshore facilities in the North Sea are large and require frequent crew change flight services.  We deploy the majority of the large aircraft in our consolidated fleet in this region.  In addition to our oil and gas helicopter services, we are a civil supplier of search and rescue services to the Netherlands Oil and Gas Exploration and Production Association.  We also have an ownership interest in and lease aircraft to our 49% owned Norwegian affiliate, Norsk Helikopter AS (“Norsk”), for use in its North Sea operations (see discussion below).  During fiscal year 2008, our Europe business unit contributed 36% of our gross revenue.

During the period from July 1, 2007 to April 3, 2008, we provided search and rescue services using seven S-61 aircraft and operated four helicopter bases for the U.K. Maritime Coastguard Agency (“MCA”) under a contract that was transitioned to another operator.  The conclusion of this contract ended a 24-year association of providing critical search and rescue services to the MCA.  We are in a partnership with FB Heliservices Limited (“FBH”), an unconsolidated affiliate of ours, and two third parties, Serco Limited and Agusta Westland, through which we are seeking to obtain the future U.K.-wide search and rescue contract that will require the provision of approximately 30 aircraft and is anticipated to start in 2012.  We submitted a first round bid in January 2008 and expect final selection in 2009.  See further discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition — Business Unit Operating Results — Fiscal Year 2008 Compared to Fiscal Year 2007 — Europe” included elsewhere in this Annual Report.

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

We own a 49% interest in Norsk, a Norwegian corporation that provides helicopter services in the Norwegian sector of the North Sea. Norsk operates 12 aircraft, 6 of which are leased from us.  Norsk owns 100% of Lufttransport AS, a Norwegian company, which operates 20 aircraft and is engaged in providing air ambulance services in Scandinavia.  As of March 31, 2008, Norsk and its subsidiary operated a total of 32 aircraft.

West Africa

As of March 31, 2008, we operated 50 aircraft in West Africa (all of which were operating in Nigeria). We have the largest helicopter fleet and are the largest provider of helicopter services to the oil and gas industry in the area.  In Nigeria, we deploy a combination of small, medium and large aircraft and operate and service a diverse oil and gas customer base from nine operational bases with the largest being our bases in Escravos, Warri, Port Harcourt and Lagos. The marketplace for such services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area.  More recently we have been undertaking work further offshore in support of deep water exploration.  During fiscal year 2008, our West Africa business unit contributed 17% of our gross revenue.

Southeast Asia

We conduct our Southeast Asia operations predominantly in Australia and Malaysia.  As of March 31, 2008, we operated 27 helicopters in our Southeast Asia business unit (23 of which were operating in Australia).  We have nine operational bases in Australia: six are located in Western Australia and Victoria, Queensland and the Solomon Islands each have one base.  These operations are managed from our Australian head office facility in Perth, Western Australia.  During fiscal year 2008, our Southeast Asia business unit contributed 11% of our gross revenue.

We are the largest provider of helicopter services to the oil and gas industry in Australia.  Our client base is largely derived from large oil and gas operators.  Our operating bases are located in the vicinity of the major oil and gas exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia where the fleet provides helicopter services solely to offshore oil and gas operators.  These platforms are largely serviced by medium and large aircraft.  We provide engineering services to the Republic of Singapore Air Force from their base in Oakey, Queensland and in January 2008 began providing helicopter services to offshore oil and gas producers in the Gippsland Basin off the coast of Victoria.

Operations commenced in Malaysia in August 2007, and we currently have four medium aircraft in Malaysia.  The Malaysian operations are serviced from bases in Kerteh and Bintulu with large oil and gas companies as customers.

Other International

We conduct our Other International operations in Egypt, India, Ireland, Kazakhstan, Mauritania, Morocco, Russia and Turkmenistan.  As of March 31, 2008, we and our unconsolidated affiliates operated 63 aircraft (including 1 aircraft held for sale as of March 31, 2008) in our Other International business unit comprising a mixture of medium, large and fixed wing aircraft.  During fiscal year 2008, our Other International business unit contributed 5% of our gross revenue.  The following is a description of operations in our Other International business unit:

•
Egypt – We operate through our 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 40 aircraft and leases 1 aircraft from us.

•	India – We lease two aircraft to an Indian helicopter operator and operate from two locations.

•	Ireland – We lease an aircraft to another helicopter operator.

•
Kazakhstan – We operate four aircraft through our 49% interest in Atyrau Bristow Air Services (“ABAS”), a Kazakhstan corporation.  ABAS owns one aircraft, and we lease the other three aircraft to them.  ABAS provides helicopter services to an international oil company from a single location.

•	Mauritania – We operate two aircraft and provide services to an international oil company from a single location.

•	Morocco – We operate one aircraft and provide helicopter services to an international oil company from a single location.

•	Russia – We operate nine aircraft from three locations on Sakhalin Island and provide both helicopter and fixed wing services to international oil companies and domestic customers.

•
Turkmenistan – We operate two aircraft through our 51% interest in Turkmenistan Helicopters Limited (“THL”), a Turkmenistan corporation.  THL provides helicopter services to an international oil company from a single location.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of spare parts as well as maintenance and supply chain services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses.  These operations are not included within any other business unit as they are managed separate and apart from these other operations.  During fiscal year 2008, our EH Centralized Operations business unit contributed 1% of our gross revenue.

Our technical services portion of this business unit provides helicopter repair services from facilities located in Redhill, England, and Aberdeen, Scotland.  While most of this work is performed on our own aircraft, some of these services are performed for third parties and unconsolidated affiliates.

We own a 50% interest in each of FBS Limited (“FBS”), FBH and FB Leasing Limited (“FBL”) (collectively, the “FB Entities”), U.K. corporations which principally provide pilot training, maintenance and support services.  Most of the FB Entities’ revenue is earned under an agreement with the British military that runs through March 31, 2012.  The FB Entities provide services to military organizations in other countries as well.  FBS and FBL own and operate a total of 59 aircraft.

Global Training

On April 2, 2007, we acquired all of the common equity of HAI, a leading flight training provider with operations in Titusville, Florida, and Concord, California.  Upon purchase, HAI was renamed Bristow Academy,  which, when combined with our existing training facilities in Norwich, England, forms a central core of our new Global Training division.  Additionally, we acquired Vortex, a flight training school in New Iberia, Louisiana in November 2007.

We have made the strategic decision to expand our existing training operations based upon the anticipated long-term demand for skilled pilot and aircraft maintenance personnel in the rotorwing aviation services business. This view is based upon internal analysis of our existing pilot and aircraft maintenance personnel compared to requirements to meet growing demand and from public comments made by other participants in the rotorwing aviation services industry (both relating to offshore energy services and other sectors) regarding general shortages in qualified, experienced personnel. We believe that entry into the ab initio (“beginning”) aviation training business provides us with a strategic advantage over competitors.  Bristow Academy represented 1% of consolidated revenue for fiscal year 2008.  We expect profitability of Bristow Academy to improve in future periods, although the primary value of this business is the supply of pilots for use in our global operations.  During fiscal year 2008, approximately 200 pilots graduated from Bristow Academy, and we hired 47 pilots into our other business units who are recent graduates of Bristow Academy.

Bristow Academy is a leading provider of aviation training services with over 20 years experience.  Bristow Academy trains students from around the world to become helicopter pilots. Our ab initio flight training program typically lasts nine to twelve months and culminates with a student completing approximately 200 hours of flight instruction, passing written and flight exams and obtaining a commercial pilot license with instrument rating and flight instructor qualifications.  Later, with 500 to 1,000 hours of flight experience, these employees then become qualified for offshore flight operations and have the opportunity to join Bristow’s Helicopter Services operations.  Alternatively, graduates of Bristow Academy may pursue aviation careers in any number of flight services sectors.  Currently, Bristow Academy has approximately 200 students enrolled in ab initio flight training.  Additionally, Bristow has historically provided continuing education to its own staff of pilots and aircraft maintenance personnel worldwide.

Customers and Contracts

The principal customers for our Helicopter Services are national and international oil and gas companies.  During fiscal years 2006, 2007 and 2008, respectively, the Shell Companies accounted for 10%, 18% and 21%, respectively, of our gross revenue.  No other customer accounted for 10% or more of our gross revenue during those periods.  During fiscal year 2008, our top ten customers accounted for 57% of our gross revenue.

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

Our helicopter contracts are for varying periods and in certain cases permit the customer to cancel the charter before the end of the contract term.  These contracts provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe and 90 days in West Africa. In North America, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts.  In Europe, contracts are longer term, generally between two and five years. In South and Central America, West Africa, Southeast Asia and Other International, contract length generally ranges from three to five years.  At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period.  In other instances, customers solicit new bids at the expiration of a contract.  Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, customer relationship and professional reputation.  Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the site characteristics and understanding of the cost structure of the operations.

Competition

The helicopter transportation business is highly competitive throughout the world.  We compete against several providers in almost all of our regions of operation.  We have several significant competitors in the U.S. Gulf of Mexico, two significant competitors in the North Sea and one significant competitor in Nigeria.  We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable capital investment, working capital, a complex system of onshore and offshore bases, personnel and operating experience.  However, these requirements can be overcome with the appropriate level of customer support and commitment.  In addition, while not the predominant practice, certain of our customers and potential customers in the offshore energy industry perform their own helicopter services on a limited basis.

Generally, customers charter helicopters on the basis of competitive bidding. In some situations, our customers may renew or extend existing contracts without employing a competitive bid process.  Contracts in our North America business unit are generally renewable on an annual or shorter basis.  For our operations in the North Sea and other international locations, contracts tend to be of longer duration.  While price is a key determinant in the award of a contract to a successful bidder, quality of service, operational experience, record of safety, quality and type of equipment, customer relationship and professional reputation are also factors taken into consideration.  Since certain of our customers in the offshore energy industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

Safety, Industry Hazards and Insurance

Hazards, such as harsh weather and marine conditions, mechanical failures, crashes and collisions are inherent in the offshore transportation industry and may cause losses of equipment and revenue, and death or injury to personnel.  We have an industry leading safety record.  Our air accident rate per 100,000 flight hours is substantially less than that of both the U.S. civil turbine engine helicopter average and the global oil and gas production helicopter average over the past four years for which data is published.

In fiscal year 2008, we had two helicopter crashes resulting in fatalities, both of which are still under investigation, and one other helicopter accident which resulted in no fatalities.  In fiscal year 2007, we had no accidents resulting in fatalities.  In fiscal year 2006, we had one helicopter accident in the U.S. Gulf of Mexico that resulted in two fatalities. Our accident rates have typically been significantly lower than the industry average.

During the fourth quarter of fiscal year 2007, we launched a global safety campaign to further improve and enhance safety.  It is called ‘Target Zero’, as our common safety vision is to have zero accidents, zero harm to people, and zero harm to the environment.  In conjunction with this initiative, we completed a global safety culture survey across most of our operations, providing us insight regarding our employees’ views about safety.  Safety leadership workshops commenced in late April 2007 and have been delivered to over 550 managers and supervisors throughout fiscal year 2008.  In early fiscal year 2009, we have extended the Target Zero program to ten additional seminars in which we are training champions (line pilots, maintenance staff and supervisors) who will continue to cascade the safety training to all line employees.

We maintain hull and liability insurance, which generally insures us against damage to our aircraft, as well as certain legal liabilities to others.  We also carry workers’ compensation, employers’ liability, auto liability, property and casualty coverages for most of our U.S. and U.K. operations.  We believe that our insurance coverage will be adequate to cover any claims ultimately paid related to accidents which have occurred in the past.  It is also our policy to carry insurance for, or require our customers to indemnify us against, expropriation, war risk and confiscation of the helicopters we use in our operations internationally.

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

Employees

As of March 31, 2008, we employed 3,644 employees.  The following table shows the number of employees by business unit at March 31, 2008:

North America	1,044
South and Central America	177
Europe	604
West Africa	766
Southeast Asia	308
Other International	335
EH Centralized Operations	204
Bristow Academy	165
Corporate	41
3,644

We employ approximately 330 pilots in our North America business unit who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005.  The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several benefit plans.  We do not believe that these increases place us at a competitive, financial or operational disadvantage.

Additionally, as of March 31, 2008, substantially all of our employees in the U.K., Nigeria and Australia are represented by collective bargaining or union agreements which are ongoing.  With respect to the U.K., these agreements have no specific termination dates.  The collective bargaining agreements in Nigeria renew annually, typically on a retroactive basis.

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K.  As a result of the negotiations complete to date, labor rates under our existing contracts increased 4-5% starting in July 2007, and the new labor rates will continue through June 2008.

During the three months ended December 31, 2007, we completed annual contract negotiations with the unions in Nigeria, which resulted in increased labor costs.

As part of a strategic review and reorganization that commenced in 2007, our West Africa business unit embarked upon a plan to indigenize the local work force in line with the federal government targets for national development and content. A large scale training program was embarked upon in collaboration with air schools in South Africa and Bristow Academy in the U.S. to train Nigerian pilots. In addition to the pilot training, an initiative was put in place to foster and develop a partnership with the Nigeria College of Aviation Technology to train Nigerian engineers for the Nigerian Civil Aviation Authority examinations.

In April 2008, an agreement was successfully negotiated with the pilot’s union in Australia. The agreement extends to June 30, 2010 and we do not anticipate any industrial action by pilots prior to the expiration of the agreement. The agreement was lodged with the relevant authorities to become binding on all parties at the beginning of May 2008.  As a result of this agreement, labor rates increased 20.4%, portions of which were retroactive to May 2007 and January 2008. Additional increases of 5% will become effective in September 2008 and July 2009.

Many of the employees of our affiliates are represented by collective bargaining agreements.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.  We believe that our relations with our employees are generally satisfactory.  We do not expect increased labor rates to result in a decline in our operating margins over the long-term.

Government Regulation

United States

As a commercial operator of aircraft, our U.S. operations are subject to regulations under the Federal Aviation Act of 1958, as amended, and other laws.  We carry persons and property in our helicopters under an Air Taxi Certificate granted by the FAA.  The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations.  The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of our company is a U.S. citizen, two-thirds or more of our directors are U.S. citizens and our company is under the actual control of U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements were not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2008, approximately 1,970,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held by persons with foreign addresses. These shares represented approximately 8.2% of our total outstanding Common Stock as of March 31, 2008.  Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock and our 5.50% Mandatory Convertible Preferred Stock (“Preferred Stock”) is publicly traded.

United Kingdom

Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European statutes and regulations. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (“CAA”).  The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92.  To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters Ltd., must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them.  Bristow Helicopters Ltd. is a wholly owned subsidiary of Bristow Aviation.  We own 49% and hold certain put/call rights over additional shares of common stock of Bristow Aviation.

The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations.  The CAA often imposes improved safety standards.  Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the U.K. unless such aircraft are approved by the CAA.  Changes in U.K. or European Union statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

Other

Our operations in areas other than the U.S. and the U.K. also are subject to local governmental regulations that may limit foreign ownership of aviation companies.  Because of these local regulations, we conduct some of our operations through entities in which local citizens own a majority interest and we hold only a minority interest, or under contracts that provide for us to operate assets for the local companies or to conduct their flight operations.  This includes our operations in Kazakhstan, Russia and Turkmenistan.  Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

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

Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the offshore energy industry, which in turn could adversely affect us.  The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the effect of such regulation on our operations or on the operations of our customers.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.  We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations.  We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.  Below is a discussion of the material U.S. environmental laws and regulations that relate to our business.  We believe that we are in substantial compliance with all of these environmental laws and regulations.

Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and related state laws and regulations, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities, that have been released into the environment.  In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost.  We currently own, lease, or operate properties and facilities that, in some cases, have been used for industrial activities for many years.  Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances, wastes, or hydrocarbons was not under our control.  These properties and the substances disposed or released on them may be subject to CERCLA and analogous state statutes.  Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.  These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.  We have been named as a potentially responsible party in connection with certain sites. See further discussion under Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

In addition, since our operations generate wastes, including some hazardous wastes, we may be subject to the provisions of the Resource, Conservation and Recovery Act, or RCRA, and analogous state laws that limit the approved methods of disposal for some types of hazardous and nonhazardous wastes and require owners and operators of facilities that treat, store or dispose of hazardous waste and to clean up releases of hazardous waste constituents into the environment associated with their operations.  Some wastes handled by us in our field service activities that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes.  If this were to occur, we would become subject to more rigorous and costly operating and disposal requirements.

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S.  The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency, also referred to as the EPA, or applicable state agencies.  Some of our properties and operations require permits for discharges of wastewater and/or stormwater, and we have a system in place for securing and maintaining these permits.  In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in the waters of the U.S.  A responsible party includes the owner or operator of a facility.  The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

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

Our operations outside of the U.S. are subject to similar foreign governmental controls relating to protection of the environment.  We believe that, to date, our operations outside of the U.S. have been in substantial compliance with existing requirements of these foreign governmental bodies and that such compliance has not had a material adverse effect on our operations.  There is no assurance, however, that future expenditures to maintain compliance will not become material.

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

We provide helicopter services to companies engaged in offshore oil and gas exploration, development and production activities.  As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production.  These activity levels are principally affected by trends in, and expectations regarding, oil and gas prices, as well as the capital expenditure budgets of oil and gas companies.  We cannot predict future exploration, development and production activity or oil and gas price movements.  Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:

•	the supply of and demand for oil and gas and market expectations for such supply and demand;

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	general economic conditions, both worldwide and in particular regions;

•	governmental regulation;

•	the price and availability of alternative fuels;

•	weather conditions, including the impact of hurricanes and other weather-related phenomena;

•	advances in exploration, development and production technology;

•	the policies of various governments regarding exploration and development of their oil and gas reserves; and

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

We depend on a small number of large offshore energy industry customers for a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of national oil companies and major and independent oil and gas companies.  Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations.  Additionally, a change in policy by national oil companies could adversely affect us.  See Item 1. “Business — Customers and Contracts” included elsewhere in this Annual Report.

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

We have ordered, and have options for, a substantial number of new helicopters.  Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms.  To the extent our helicopters are covered by a customer contract when they are placed into service, many of these contracts are for a short term, requiring us to seek renewals more frequently.  Alternatively, we expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.

Risks Relating to Our Internal Review and Governmental Investigations

The DOJ investigation relating to the Internal Review, any proceedings related to the Internal Review including proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our Company.

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

Following the previously disclosed settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the DOJ and was asked to provide certain information regarding the Audit Committee’s related Internal Review. We previously provided disclosure regarding the Internal Review in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters. We intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict what the outcome of the DOJ’s investigation into these matters will be for the Company.

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

During fiscal years 2006 and 2007, we incurred approximately $10.5 million and $3.1 million in professional fees related to the Internal Review and related matters.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the SEC investigation and incurred $0.6 million for legal fees related to the DOJ investigation relating to the Internal Review.

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

The DOJ antitrust investigation or any related proceedings in other countries could result in criminal proceedings and the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on our Company.

In June 2005, one of our subsidiaries received a document subpoena from the DOJ. The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ antitrust investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for our Company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred $2.6 million, $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2006, 2007 and 2008, respectively, and significant expenditures may continue to be incurred in the future.

Risks Relating to Our Business

We are highly dependent upon the level of activity in the U.S. Gulf of Mexico and the North Sea.

In fiscal years 2006, 2007, and 2008 approximately 55%, 55% and 53%, respectively, of our gross revenue was derived from helicopter services provided to customers operating in the U.S. Gulf of Mexico and the North Sea.  The U.S. Gulf of Mexico and the North Sea are mature exploration and production regions that have experienced substantial seismic survey and exploration activity for many years.  Because a large number of oil and gas prospects in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify.  In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico.  If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected.  We cannot predict the levels of activity in these areas.

Our future growth depends on the level of international oil and gas activity and our ability to operate outside of the U.S. Gulf of Mexico and the North Sea.

Our future growth will depend significantly on our ability to expand into international markets outside of the U.S. Gulf of Mexico and the North Sea.  Expansion of our business depends on our ability to operate in these regions.

Expansion of our business outside of the U.S. Gulf of Mexico and the North Sea may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign sovereigns.

We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate.  If we are unable to continue to operate or retain contracts in markets outside of the U.S. Gulf of Mexico and the North Sea, our future business, financial condition and results of operations may be adversely affected, and our operations outside of the U.S. Gulf of Mexico and the North Sea may not grow.

In order to grow our business, we may require additional capital in the future, which may not be available to us.

Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to execute our growth strategy.  Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms.  If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of existing stockholders may result.  If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.  See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements — Capital Commitments” included elsewhere in this Annual Report.

Our operations outside of the U.S. Gulf of Mexico and the North Sea are subject to additional risks.

During fiscal years 2006, 2007 and 2008, approximately 45%, 45% and 47%, respectively, of our gross revenue was attributable to helicopter services provided to oil and gas customers operating outside of the U.S. Gulf of Mexico and the North Sea.  Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

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

For example, there has been continuing unrest in Nigeria, where we derived 15%, 16% and 17% of our gross revenue in fiscal years 2006, 2007 and 2008, respectively.  This unrest adversely affected our results of operations in Nigeria in fiscal year 2007, and any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods.  We cannot predict whether any of these events will continue to occur in the future in Nigeria or occur in the future elsewhere.

Foreign exchange risks and controls may affect our financial position and results of operations.

Through our operations outside the U.S., we are exposed to currency fluctuations and exchange rate risks.  The majority of both our revenue and expenses from our Europe business unit is denominated in British pound sterling.  Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from that associated with the corresponding expenses.  In addition, some of our contracts provide for payment in currencies other than British pound sterling or U.S. dollars.  We attempt to minimize our exposure to foreign exchange rate risk by contracting the majority of our services, other than in our Europe business unit, in U.S. dollars.  As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries.  Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

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

We operate in countries with foreign exchange controls including Brazil, Egypt, India, Kazakhstan, Malaysia, Nigeria, Russia and Turkmenistan.  These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars.  These limitations could adversely affect our ability to access cash from these operations.

See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

We operate in many international areas through entities that we do not control.

We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners.  For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Egypt, Mexico, Norway, the U.K., Kazakhstan and Turkmenistan.  We provide engineering and administrative support to certain of these entities.  We derive significant amounts of lease revenue, service revenue and dividend income from these entities.  In fiscal years 2006, 2007 and 2008, we received approximately $56.2 million, $54.1 million and $56.5 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates.  Because we do not own a majority or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs.  The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest.  If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations.

Labor problems could adversely affect us.

Approximately 330 pilots in our North America business unit and approximately 2,200 of our employees in the U.K., Nigeria and Australia (collectively, about 69% of our employees) are represented under collective bargaining or union agreements.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.  In addition, many of the employees of our affiliates are represented by collective bargaining agreements.  Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers.

If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs which could adversely affect our business, financial condition and results of operations.

See Item 1. “Business — Employees” included elsewhere in this Annual Report for further discussion on the status of collective bargaining or union agreements.

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

We are subject to governmental regulation that limits foreign ownership of aircraft companies.  Based on regulations in various markets in which we operate, our aircraft may be subject to deregistration and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within these markets.  We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions.  Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations.

See further discussion in Item 1. “Business — Government Regulation” included elsewhere in this Annual Report.

Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.

Our operations are regulated by governmental agencies in the various jurisdictions in which we operate.  These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities.  Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance.  Other statutes and regulations in these jurisdictions regulate the offshore operations of our customers.  The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations.  A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations.  See further discussion in Item 1. “Business — Government Regulation” and “Business — Environmental” included elsewhere in this Annual Report.

We face substantial competition.

The helicopter business is highly competitive.  Chartering of helicopters is usually done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources.  Factors that affect competition in our industry include price, reliability, safety, professional reputation, availability, equipment and quality of service.

In our North America business unit, we face competition from a number of providers, including one U.S. competitor with a comparable number of helicopters servicing the U.S. Gulf of Mexico.  We have two significant competitors in the North Sea and one significant competitor in Nigeria.

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

See further discussion in Item 1. “Business — Competition” included elsewhere in this Annual Report.

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

The Harmattan, a dry and dusty West African trade wind, blows between the end of November and the middle of March.  The heavy amount of dust in the air can severely limit visibility and block the sun for several days, comparable to a heavy fog.  We are unable to operate aircraft during these harsh conditions.  Consequently, flight hours may be lower during these periods resulting in reduced operating revenue which may have a material adverse impact on our business, financial condition and results of operations.

Environmental regulations and liabilities may increase our costs and adversely affect us.

Our operations are subject to U.S. federal, state and local, and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes.  The nature of the business of operating and maintaining helicopters requires that we use, store and dispose of materials that are subject to environmental regulation.  Environmental laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations.  Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations.  We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties.  Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.

For additional information see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

Our dependence on a small number of helicopter manufacturers and the limited availability of aircraft poses a significant risk to our business and prospects, including our ability to execute our growth strategy.

We contract with a small number of manufacturers for most of our aircraft expansion and replacement needs.  If any of these manufacturers faced production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. Currently, helicopter manufacturers are indicating very limited availability for large- and medium-sized aircraft during the next two years, and we have limited alternative sources of new aircraft.  As a result, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms.  Delivery delays or our inability to obtain acceptable aircraft orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers, and execute our growth strategy.  Additionally, lack of availability of new aircraft resulting from a backlog in orders has resulted in an increase in prices for certain types of used helicopters.

A shortfall in availability of aircraft components and parts required for maintenance and repairs of our aircraft and supplier cost increases could adversely affect us.

In connection with the required routine maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft.  Currently those vendors are working at or near full capacity supporting the aircraft production lines and the maintenance requirements of the aircraft operators who are also operating at near capacity in certain industries, including operators such as us who support the energy industry. These vendors are therefore experiencing backlogs in manufacturing schedules and some parts are in limited supply from time to time.  Lead times for ordering certain critical components are extending into longer time periods, and this could have an adverse impact upon our ability to maintain and repair our aircraft.  To the extent that these suppliers also supply parts for aircraft used by the U.S. military, parts delivery for our aircraft may be delayed during periods in which there are high levels of military operations.  Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our operating results.  Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft.  While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results.  Cost increases are passed through to our customers through rate increases where possible, including as a component of contract escalation charges.  However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.

Risks Related to Our Level of Indebtedness

Our substantial indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our indebtedness.

We have substantial debt and substantial debt service requirements. As of March 31, 2008, we had approximately $606.2 million of outstanding indebtedness.

Our level of indebtedness may have important consequences to our business and to you, including:

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•
subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (our “Credit Facilities”);

•	increasing the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•
limiting our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or our business than our competitors with less debt.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that any such refinancing would be possible or that any additional financing could be obtained. Our inability to obtain such refinancing or financing may have a material adverse effect on us.

Despite our and our subsidiaries’ current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.

We had $100 million of availability for borrowings under our Credit Facilities as of March 31, 2008, subject to our maintenance of covenants and other conditions. Although the agreements governing our credit facilities and the indentures governing our 6⅛% Senior Notes due 2013 (the “6⅛% Senior Notes”) and the 7½% Senior Notes due 2017 (the “7½% Senior Notes” and, together with the 6⅛% Senior Notes, the “Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness. In addition to amounts that we may borrow under our Credit Facilities, the indentures governing the Senior Notes also allow us to borrow significant amounts of money from other sources. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If we incur additional indebtedness, the related risks that we now face could intensify.

To service our indebtedness we will continue to require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal or interest with respect to our indebtedness will depend on our ability to generate cash and on our financial results. Our ability to generate cash depends on the demand for our services, which is subject to levels of activity in offshore oil and gas exploration, development and production, general economic conditions, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our operations will generate sufficient cash flow or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictive covenants in our debt agreements may restrict the manner in which we can operate our business.

Our Credit Facilities and the indentures governing the Senior Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.

If we fail to comply with these covenants, we would be in default under our Credit Facilities and the indentures governing the Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable.  In addition, our Credit Facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Our Credit Facilities also require, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants could result in a default under our Credit Facilities. Upon the occurrence of an event of default under our existing or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

The instruments governing certain of our indebtedness, including our Credit Facilities and the indentures governing the Senior Notes, contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness that contain cross-default provisions.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The number and types of aircraft we operate are described in Item 1. “Business — Helicopter Services” above. In addition, we lease the significant properties listed below for use in our operations.

•
Approximately 21.5 acres of land at the Acadiana Regional Airport in New Iberia, Louisiana, under a lease expiring in fiscal year 2029 (with options to extend through 2069).  We have constructed on that site training facilities, parts facilities and helicopter maintenance facilities comprising about 120,000 square feet of floor space and an administrative building comprising about 35,000 square feet of floor space, which are used by our Western Hemisphere operations (primarily our North America business unit).  The property has access to the airport facilities, as well as to a major highway.

•
Approximately 77,000 square feet of facilities at Redhill Aerodrome near London, England, including office and workshop space, under a lease expiring in 2075.  This facility is used for our EH, Other International and EH Centralized Operations headquarters.

•
A helicopter terminal, offices and hangar facilities totaling approximately 138,000 square feet located on approximately 15 acres of property at Aberdeen Airport, Scotland, under a lease expiring in 2013 with an option to extend to 2023.  We also maintain additional hangar and office facilities at Aberdeen Airport under a lease expiring in 2030.

•	Approximately 25,900 square feet of office space in a building in Houston, Texas, under a lease expiring in 2011, which we use as our corporate headquarters.

In addition to these facilities, we lease various office and operating facilities worldwide, including facilities along the U.S. Gulf of Mexico which support our North America operations and numerous residential locations near our operating bases in the U.K., Australia, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation.  Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located.  These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Additional information about our properties can be found in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”).  A detail of our long-lived assets by geographic area as of March 31, 2007 and 2008 can be found in Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Following the previously disclosed settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the DOJ and was asked to provide certain information regarding the Audit Committee’s related Internal Review. We previously provided disclosure regarding the Internal Review in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters. We intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict what the outcome of the DOJ’s investigation into these matters will be for the Company.

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

During fiscal years 2006 and 2007, we incurred approximately $10.5 million and $3.1 million in professional fees related to the Internal Review and related matters.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the SEC investigation and incurred $0.6 million for legal fees related to the DOJ investigation relating to the Internal Review.

Document Subpoena Relating to DOJ Antitrust Investigation

In June 2005, one of our subsidiaries received a document subpoena from the DOJ. The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ antitrust investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for our Company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred $2.6 million, $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2006, 2007 and 2008, respectively, and significant expenditures may continue to be incurred in the future.

Environmental Contingencies

The EPA has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under CERCLA persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas, in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana, in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California, in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999, and the site was removed from the National Priorities List in July 2001.  The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but we have not yet received this settlement proposal.  Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

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

The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2007		2008
	High	Low	High	Low
First Quarter	$38.37	$33.62	$52.21	$36.01
Second Quarter	38.52	32.21	53.06	41.85
Third Quarter	36.84	32.11	58.63	45.07
Fourth Quarter	38.45	33.51	57.38	49.58

On May 15, 2008, the last reported sale price of our Common Stock on the NYSE was $58.03 per share.  As of May 15, 2008, there were 639 holders of record of our Common Stock.

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

In addition, the terms of our Senior Notes and Credit Facilities restrict our payment of cash dividends and other distributions to stockholders.  For descriptions of our Senior Notes and Credit Facilities, see Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

	Fiscal Year Ended March 31,
	2004 (1)	2005 (2)	2006 (3)	2007 (4)	2008 (5)
	(In thousands, except per share data)

Statement of Income Data: (6)
Gross revenue (7)	$574,124	$622,637	$709,901	$843,595	$1,012,764
Income from continuing operations (7)	48,214	49,021	54,310	71,348	107,814
Income (loss) from discontinued operations	1,611	2,539	3,499	2,824	(3,822)
Net income	$49,825	$51,560	$57,809	$74,172	$103,992
Basic earnings per common share: (6)
Earnings from continuing operations (7)	$2.14	$2.13	$2.33	$2.75	$4.00
Earnings (loss) from discontinued operations	0.07	0.11	0.15	0.12	(0.16)
Net earnings	$2.21	$2.24	$2.48	$2.87	$3.84

Diluted earnings per common share: (6)
Earnings from continuing operations (7)	$2.08	$2.10	$2.30	$2.64	$3.53
Earnings (loss) from discontinued operations	0.07	0.11	0.15	0.10	(0.12)
Net earnings	$2.15	$2.21	$2.45	$2.74	$3.41

	March 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Total assets	$1,046,828	$1,149,576	$1,176,413	$1,505,803	$1,977,355
Long-term debt, including current maturities	255,534	262,080	265,296	259,082	606,218
_________

(1)
Results for fiscal year 2004 include $21.7 million ($15.7 million, net of tax) of curtailment gain relating to the pension plan, $7.9 million ($5.7 million, net of tax) of foreign currency transaction losses and a $6.2 million in loss on extinguishment of debt related to notes redeemed in that fiscal year.

(2)
Results for fiscal year 2005 include $2.2 million ($1.4 million, net of tax) in costs associated with the Internal Review, a $3.7 million reduction in our provision for income taxes resulting from the resolution of tax contingencies and $1.3 million ($0.9 million, net of tax) of foreign currency transaction losses.

(3)
Results for fiscal year 2006 include $10.5 million ($6.8 million, net of tax) in costs associated with the Internal Review, $2.6 million ($1.7 million, net of tax) in costs associated with the DOJ antitrust investigation, $1.0 million in an impairment charge to reduce the value of our investment in a Brazilian joint venture as we expected at that time that our investment would not be recoverable, a $11.4 million reduction in our provision for income taxes resulting from the resolution of tax contingencies and $5.4 million ($3.5 million, net of tax) of foreign currency transaction gains.

(4)
Results for fiscal year 2007 include $3.1 million ($2.0 million, net of tax) in costs associated with the Internal Review, $1.9 million ($1.3 million, net of tax) in costs associated with the DOJ antitrust investigation, $2.5 million ($1.6 million, net of tax) in a gain realized on the sale of our investment in a Brazilian joint venture for which we had recorded an impairment charge in fiscal year 2006 as we expected at that time that our investment would not be recoverable, $2.5 million of additional tax expense resulting from the sale of Turbo Engines, Inc. (“Turbo”) in November 2006 and $9.8 million ($6.3 million, net of tax) of foreign currency transaction losses.  Diluted earnings per share for fiscal year 2007 was also impacted by the impact of our issuance of Preferred Stock in September and October 2006, which resulted in a reduction of $0.30 per share.

(5)
Results for fiscal year 2008 include $1.0 million ($0.7 million, net of tax) in a reversal of costs accrued for the Internal Review as we settled the SEC investigation, $1.3 million ($0.8 million, net of tax) in costs associated with the DOJ investigations, $10.7 million ($7.0 million, net of tax) in net interest incurred on the 7 ½% Senior Notes issued in June and November 2007 and $1.5 million ($1.0 million, net of tax) of foreign currency transaction gains.  Diluted earnings per share for fiscal year 2008 was also impacted by the issuance of Preferred Stock in September and October 2006, which resulted in a reduction of $0.96 per share.  Additionally, fiscal year 2008 includes the significant items as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2008 Compared to Fiscal Year 2007” included elsewhere in this Annual Report.

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Aviashelf Aviation Co. (July 2004), HAI (April 2007) and Vortex (November 2007).

(7)	Excludes amounts related to Grasso which are classified as discontinued operations as discussed in Item 1. “Business —Overview” included elsewhere in this Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2006, 2007 and 2008, and the related notes thereto, all of which are included elsewhere in this Annual Report.

Executive Overview

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance.  It provides the context for the discussion and analysis of the financial statements which follow and does not disclose every item bearing on our financial condition and operating performance.

See discussion of our business and the operations within our Helicopter Services Segment under Part I. Item 1. “Business — Overview” included elsewhere in this Annual Report.

Our Strategy

Our goal is to advance our position as the leading helicopter services provider to the offshore energy industry.  We intend to employ the following strategies to achieve this goal:

•
Grow our business.  We plan to grow our business in most of the markets in which we operate and increase our revenue, profitability and fleet capacity. We have a footprint in most major oil and gas producing regions of the world, and we have the opportunity to expand and deepen our presence in many of these markets.  We anticipate this growth will result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions.  Through our relationships with our existing customers, we are aware of future business opportunities in a broad range of the markets we currently serve that would require substantial capital expenditures relative to our current capital expenditure commitments.  Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

•
Strategically position our Company as the preferred provider of helicopter services.  We position our Company as the preferred provider of helicopter services by maintaining strong relationships with our customers and providing safe and high-quality service.  We focus on maintaining relationships with our customers’ field operations and corporate management.  We believe that this focus helps us better anticipate customer needs and provide our customers with the right aircraft in the right place at the right time, which in turn allows us to better manage our existing fleet and capital investment program.  We also leverage our close relationships with our customers to establish mutually beneficial operating practices and safety standards worldwide.  By applying standard operating and safety practices across our global operations, we are able to provide our customers with consistent, high-quality service in each of their areas of operation.  By better understanding our customers’ needs and by virtue of our global operations and safety standards, we have effectively competed against other helicopter service providers based on aircraft availability, customer service, safety and reliability, and not just price.

•
Integrate our global operations.  We are an integrated global operator, and we intend to continue to identify and implement further opportunities to integrate our global organization. In the past several years, we have changed our senior management team, integrated our operations among previously independently managed businesses, created a global flight and maintenance standards group, improved our global asset allocation and made other changes in our corporate operations. We anticipate that these improvements and further integration opportunities will result in revenue growth, and may also generate cost savings.

Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised $222.6 million of capital through the sale of Preferred Stock completed in September and October 2006.  Additionally, we raised $344.7 million through the sale of 7 ½% Senior Notes completed in June and November 2007.  As of March 31, 2008, we had commitments to purchase 16 large, 9 medium and 10 training aircraft and options to purchase an additional 17 large and 33 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these options to purchase aircraft and may elect to expand our business through the purchase of other aircraft not currently under option and acquisition or investment in other helicopter operations, including acquisitions currently under consideration.

As part of our global fleet management program, prior to an aircraft coming off of a customer contract we evaluate our alternatives for use of the aircraft, including factors such as the cost and timing of future major maintenance, potential contracts in existing or other markets and potential sale of the aircraft.

Market Outlook

We are currently experiencing significant demand for our helicopter services.  Based on our current contract level and discussions with our customers about their needs for aircraft related to their oil and gas production and exploration plans, we anticipate the demand for helicopter services will continue at a very high level for the near term.  In addition, this high level of demand has allowed us to increase the rates we charge for our services over the past several years.

We expect to see growth in demand for additional helicopter services, particularly in North and South America, West Africa and Southeast Asia.  We also expect that the relative importance of our other business units will continue to increase as oil and gas producers increasingly focus on prospects outside of North America and the North Sea.  This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft into markets that will sustain higher rates for our services.  Currently, helicopter manufacturers are indicating very limited supply availability for medium and large aircraft during the next two to three years.  We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services.  We believe that our recent aircraft acquisitions and commitments position us to benefit from the current market conditions and to deploy new aircraft on order or under option at these favorable rates and contract terms.

Overview of Operating Results

The following table presents our operating results and other income statement information for the applicable periods:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Gross revenue:
Operating revenue	$646,971	$757,424	$918,735
Reimbursable revenue	62,930	86,171	94,029
Total gross revenue	709,901	843,595	1,012,764
Operating expense:
Direct cost	478,421	548,364	635,327
Reimbursable expense	61,889	85,938	91,106
Depreciation and amortization	42,060	42,459	54,140
General and administrative	59,167	66,321	92,833
Gain on disposal of assets	(103)	(10,615)	(9,390)
Total operating expense	641,434	732,467	864,016
Operating income	68,467	111,128	148,748
Earnings from unconsolidated affiliates, net of losses	6,758	11,423	12,978
Interest income (expense), net	(10,643)	(2,224)	(11,054)
Other income (expense), net	4,615	(8,998)	1,585
Income from continuing operations before provision for income taxes and minority interest	69,197	111,329	152,257
Provision for income taxes	(14,668)	(38,781)	(44,526)
Minority interest	(219)	(1,200)	83
Income from continuing operations	54,310	71,348	107,814
Discontinued operations:
Income from discontinued operations before provision for income taxes	5,438	4,409	1,722
Provision for income taxes on discontinued operations	(1,939)	(1,585)	(5,544)
Income (loss) from discontinued operations	3,499	2,824	(3,822)
Net income	$57,809	$74,172	$103,992

Fiscal Year 2008 Compared to Fiscal Year 2007

Our gross revenue increased to $1.0 billion for fiscal year 2008 from $843.6 million for fiscal year 2007, an increase of 20.1%. The increase in gross revenue is due primarily to improvements in our Europe, West Africa, Southeast Asia and South and Central America business units as a result of increases in rates for helicopter services, increased demand for helicopter services from our existing customers and the addition of new aircraft, as well as the impact of the acquisitions of the Bristow Academy entities which generated $14.8 million in revenue in fiscal year 2008.  Our operating expense increased to $864.0 million for fiscal year 2008 from $732.5 million for fiscal year 2007, an increase of 18.0%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs, and salaries and benefits (associated with the addition of personnel and salary increases), across a majority of our business units, as well as the impact of the acquisitions of the Bristow Academy entities which incurred $15.6 million in expense in fiscal year 2008.  Primarily as a result of the improvement in rates, our operating income and operating margin for fiscal year 2008 increased to $148.7 million and 14.7%, respectively, compared to $111.1 million and 13.2%, respectively, for fiscal year 2007.  Fiscal year 2008 included the following significant items:

•
Costs in our Other International business unit related to a claim by a former agent whom we terminated in connection with the Internal Review, that decreased operating income by $5.0 million, income from continuing operations by $3.3 million and diluted earnings per share by $0.11.

•
Retirement related expenses for two of our corporate officers that decreased operating income by $1.9 million ($1.1 million recorded in our North America business unit, $0.3 million in our South and Central America business unit and $0.5 million in our corporate results), income from continuing operations by $1.2 million and diluted earnings per share by $0.04.

•	Tax items that increased operating income by $8.3 million, income from continuing operations by $11.4 million and diluted earnings per share by $0.37. These tax items included:

-
A reversal of accruals for sales tax contingency and employee taxes in West Africa of $5.4 million and $1.3 million, respectively, and a reversal of accruals for employee taxes in Europe of $1.6 million, which are included in direct cost in our consolidated statement of income.

-
A $6.0 million reduction in our provision for income taxes resulting from a benefit of $2.5 million associated with the reduction in the corporate income tax rate in the U.K. and a benefit of $3.5 million associated with an internal reorganization completed during fiscal year 2008.

For further discussion of these items, see discussion of our business units under “— Business Unit Operating Results — Fiscal Year 2008 Compared to Fiscal Year 2007” included elsewhere in this Annual Report.

Income from continuing operations for fiscal year 2008 of $107.8 million represents a $36.5 million increase from fiscal year 2007.  This increase was driven by the improvement in operating income discussed above and foreign currency exchange gains of $1.5 million in fiscal year 2008 compared to foreign currency exchange losses of $9.8 million in fiscal year 2007, partially offset by an increase in interest expense and our provision for income taxes (which resulted from an increase in pre-tax earnings, partially offset by the tax items discussed above).

Fiscal Year 2007 Compared to Fiscal Year 2006

Our gross revenue increased to $843.6 million for fiscal year 2007 from $709.9 million for fiscal year 2006, an increase of 18.8%.  The increase in gross revenue relates to an increase in gross revenue across all of our business units, most significantly for North America (primarily resulting from increases in rates for certain contracts and an increase in utilization of our small aircraft in this market), Europe (primarily resulting from new aircraft added to the market during fiscal year 2006) and West Africa (primarily resulting from an increase in rates under certain contracts and three new contracts).  The increase in gross revenue was also attributable to an increase in out-of-pocket expenses rebilled to our customers (reimbursable revenue) of $23.2 million.  Our operating expense increased to $732.5 million for fiscal year 2007 from $641.4 million for fiscal year 2006, an increase of 14.2%.  Operating expense increased as a result of the increase in operating activity and the increase in out-of-pocket expense associated with reimbursable revenue, but also as a result of a higher level of maintenance activity on our aircraft and compensation costs driven by higher labor rates and additional personnel.  These additional operating expense items resulted in a decline in operating income for our North America business unit and a decline in operating margin for our North America and Europe business units.  However, improved margins for most of our other business units and significant gains on asset dispositions in fiscal year 2007 (compared to only a small gain on asset dispositions in fiscal year 2006) resulted in increases in our operating income and operating margin to $111.1 million and 13.2%, respectively, for fiscal year 2007 from $68.5 million and 9.6%, respectively, for fiscal year 2006.

Income from continuing operations for fiscal year 2007 of $71.3 million represents a $17.0 million increase from fiscal year 2006.  This increase in income was driven by the increase in operating income discussed above, increased earnings from unconsolidated affiliates, an increase in interest income and a decrease in interest expense, which was partially offset by foreign exchange losses of $9.8 million in fiscal year 2007 compared to foreign exchange gains of $5.4 million in fiscal year 2006, and an increase in the provision for income taxes due to the additional tax expense related to the Turbo asset sale (see “— Business Unit Operating Results — Fiscal Year 2007 Compared to Fiscal Year 2006 — North America” below), the increase in income during fiscal year 2007 and from an increase in the overall effective tax rate.

Business Unit Operating Results

The following tables set forth certain operating information for the eight business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

	Fiscal Year Ended March 31,
	2006	2007	2008
Flight hours (excludes unconsolidated affiliates):
North America	150,240	152,803	147,802
South and Central America	38,469	38,417	40,439
Europe	38,648	42,377	44,343
West Africa	34,185	36,124	38,170
Southeast Asia	12,119	12,668	16,029
Other International	6,711	9,318	8,730
Consolidated total	280,372	291,707	295,513

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Gross revenue:
North America	$216,482	$239,978	$237,658
South and Central America	42,869	52,820	63,863
Europe	245,294	297,934	361,744
West Africa	107,411	131,141	170,770
Southeast Asia	61,168	73,404	111,117
Other International	35,339	46,005	47,518
EH Centralized Operations	10,749	13,896	22,366
Bristow Academy	—	—	14,787
Intrasegment eliminations	(10,104)	(12,058)	(17,195)
Corporate	693	475	136
Consolidated total	$709,901	$843,595	$1,012,764

Operating expense: (1)
North America	$185,765	$210,768	$205,099
South and Central America	36,207	36,995	49,011
Europe	196,602	245,115	284,396
West Africa	95,430	112,343	138,829
Southeast Asia	51,317	60,034	87,363
Other International	26,277	36,696	47,801
EH Centralized Operations	35,761	27,476	35,757
Bristow Academy	—	—	15,596
Intrasegment eliminations	(10,104)	(12,058)	(17,195)
Gain on disposal of assets	(103)	(10,615)	(9,390)
Corporate	24,282	25,713	26,749
Consolidated total	$641,434	$732,467	$864,016

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands, except percentages)
Operating income:
North America	$30,717	$29,210	$32,559
South and Central America	6,662	15,825	14,852
Europe	48,692	52,819	77,348
West Africa	11,981	18,798	31,941
Southeast Asia	9,851	13,370	23,754
Other International	9,062	9,309	(283)
EH Centralized Operations	(25,012)	(13,580)	(13,391)
Bristow Academy	—	—	(809)
Gain on disposal of assets	103	10,615	9,390
Corporate	(23,589)	(25,238)	(26,613)
Consolidated operating income	68,467	111,128	148,748
Earnings from unconsolidated affiliates	6,758	11,423	12,978
Interest income	4,046	8,716	12,725
Interest expense	(14,689)	(10,940)	(23,779)
Other income (expense), net	4,615	(8,998)	1,585
Income from continuing operations before provision for income taxes and minority interest	69,197	111,329	152,257
Provision for income taxes	(14,668)	(38,781)	(44,526)
Minority interest	(219)	(1,200)	83
Income from continuing operations	$54,310	$71,348	$107,814

Operating margin: (2)
North America	14.2%	12.2%	13.7%
South and Central America	15.5%	30.0%	23.3%
Europe	19.9%	17.7%	21.4%
West Africa	11.2%	14.3%	18.7%
Southeast Asia	16.1%	18.2%	21.4%
Other International	25.6%	20.2%	(0.6)%
Bristow Academy	—	—	(5.5)%
Consolidated total	9.6%	13.2%	14.7%
_________

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
North America	$12,436	$11,553	$12,245
South and Central America	3,661	3,891	3,878
Europe	10,803	11,671	17,668
West Africa	5,741	6,601	8,090
Southeast Asia	3,681	3,497	4,090
Other International	3,031	3,511	5,161
EH Centralized Operations	2,612	1,510	753
Bristow Academy	—	—	1,840
Corporate	95	225	415
Consolidated total	$42,060	$42,459	$54,140

(2)	Operating margin is calculated as gross revenue less operating expense divided by gross revenue.

Fiscal Year 2008 Compared to Fiscal Year 2007

Set forth below is a discussion of the results of operations of our business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

North America

Gross revenue for North America decreased to $237.7 million for fiscal year 2008 from $240.0 million for fiscal year 2007, and flight activity decreased by 3.3%.  The decrease in gross revenue is due to a reduction in technical services revenue of $10.4 million resulting from the sale of Turbo, partially offset by a favorable shift in the mix of aircraft type utilized in the U.S. Gulf of Mexico in fiscal year 2008.  Despite an overall decrease in flight activity in the U.S. Gulf of Mexico in fiscal year 2008, revenue from flight operations were higher than fiscal year 2007 as a result of an increase in the usage of medium and large aircraft which earn higher rates.  As of March 31, 2008, there were 107 small aircraft operating in the U.S. Gulf of Mexico compared to 124 small aircraft as of March 31, 2007.  Additionally, a rate increase for certain contracts contributed to the increase in revenue from flight operations in fiscal year 2008.

Operating expense for North America decreased to $205.1 million for fiscal year 2008 from $210.8 million for fiscal year 2007.  The decrease is due to an $8.1 million reduction in operating expense attributable to the sale of Turbo and an increase in maintenance cost allocations to the South and Central America business unit, partially offset by higher labor costs associated with increases in salaries.  During fiscal year 2008, WH Centralized Operations incurred lower maintenance costs than planned, which together with the favorable mix of aircraft utilized and the increase in rates discussed above, resulted in an increase in operating margin to 13.7% for fiscal year 2008 from 12.2% for fiscal year 2007.  Since fiscal year 2007, we have added four new medium aircraft while disposing of 18 small aircraft (including two lease terminations).  We expect to continue disposing of our smaller aircraft in the U.S. Gulf of Mexico and are currently exploring alternatives for accelerating the disposition of approximately 50 of such aircraft within the next eighteen months.  Any such aircraft dispositions will be subject to obtaining terms acceptable to us and other factors which may affect the timing or completion of the disposition.  As medium aircraft earn higher rates, we expect to continue to see the benefit from these improved rates in future years.  Operating expense in fiscal year 2008 for the North America business unit includes $1.1 million in retirement related expense for one of our corporate officers.  Excluding this item, operating margin for fiscal year 2008 would have been 14.1%.

We completed the sale of certain of the assets of Turbo, our aircraft engine overhaul business, to Timken Alcor Aerospace Technologies, Inc. (“Timken”)  on November 30, 2006 for approximately $14.6 million ($14.3 million of which was received in fiscal year 2007 and $0.3 million of which was received in fiscal year 2008), including post-closing adjustments.  Turbo represented 0.9% of our consolidated gross revenue for fiscal year 2007.  See discussion of this sale in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

South and Central America

Gross revenue for South and Central America increased to $63.9 million for fiscal year 2008 from $52.8 million for fiscal year 2007, primarily due to a 13.6% increase in flight activity in Trinidad resulting from the addition of aircraft in this market since fiscal year 2007.  Additionally, flight hours and gross revenue in Mexico also increased by 24.0% and 21.3%, respectively.  The increases in revenue in Trinidad and Mexico for fiscal year 2008 was partially offset by a 34.6% decrease in flight activity in Brazil as six aircraft were sold during fiscal year 2008.  As discussed in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, we recognize revenue on a cash basis from our 49% owned unconsolidated affiliates in Mexico, HC.  As of March 31, 2008, $1.8 million of amounts billed but not collected from HC have not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.5 million for amounts billed but not collected from HC.  During fiscal year 2008, we recognized revenue of $0.6 million upon receipt of payment from HC for amounts billed in fiscal year 2007 and recorded equity earnings from RLR of $0.8 million related to receipt of payment by RLR from HC for amounts billed in fiscal year 2007.  We have taken several actions which have improved the financial condition and profitability of HC, and we will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.  In March 2008, HC was awarded a five–year contract for five medium and two small helicopters by a major customer in Mexico.  Additionally, HC signed a three–year contract to lease and operate eight medium helicopters for the Comision Federal de Electricidad, the national power supplier of Mexico.

Operating expense for South and Central America increased to $49.0 million for fiscal year 2008 from $37.0 million for fiscal year 2007, primarily due to increased expenses in Trinidad and Mexico resulting from the increase in flight activity in those markets.  Operating expense for the South and Central America business unit includes $0.3 million in allocation of retirement related expense for one of our corporate officers.  Operating margin for this business unit decreased to 23.3% for fiscal year 2008 compared to 30.0% for fiscal year 2007, primarily resulting from fixed costs in Brazil.

In March 2007, we sold our ownership interest in a Brazilian joint venture, while we continued to lease aircraft to this entity until the agreements expired in late fiscal year 2008.  As discussed above, we sold six of our owned aircraft in Brazil in fiscal year 2008.  However, we have contracted to provide two new medium aircraft to another customer in Brazil commencing in June and September 2008, which should partially offset the reduction in business related to the sale of the prior partnership and older aircraft.  As previously discussed, HLA leases two aircraft from a third party, which it leases to the former joint venture of ours in Brazil.

Europe

Gross revenue for Europe increased to $361.7 million for fiscal year 2008 from $297.9 million for fiscal year 2007.  The $63.8 million increase in gross revenue for Europe includes a $20.6 million increase relating to foreign exchange effects for fiscal year 2008.  Excluding this effect, the increase in gross revenue primarily relates to a 4.6% increase in flight activity which is in large part due to new aircraft added in the North Sea since fiscal year 2007.  Additionally, revenue improved as a result of increases in monthly standing charge rates and annual rate escalations under certain of our contracts.

Operating expense for Europe increased to $284.4 million for fiscal year 2008 from $245.1 million for fiscal year 2007.  This $39.3 million increase in operating expense includes a $16.2 million increase relating to foreign exchange effects for fiscal year 2008.  The remaining increase in operating expense is primarily due to an increase in salaries and benefits (resulting from the increase in activity, additions in personnel and salary increases), increases in maintenance expense (resulting from the increase in activity and an increase in allocations of maintenance from EH Centralized Operations), other expense (including third-party lease costs) and in reimbursable expense.  Operating expense included a favorable impact from the resolution of an employee tax item resulting in a $1.6 million benefit for fiscal year 2008.  As a result of new aircraft added to this market at higher margins and increased rates on other contracts, our operating margin for Europe increased to 21.4% for fiscal year 2008 from 17.7% for fiscal year 2007.  Excluding the impact of the resolution of the employee tax item, operating margin for Europe would have been 20.9% in fiscal year 2008.

In October 2006, we were awarded an amendment and extension of our existing contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both east and west of the Shetland Islands.  The amendment extended the contract until June 2010 and called for the provision of five new Sikorsky S-92 helicopters to replace six AS332L Super Puma helicopters.  In December 2006, the provision for a sixth Sikorsky S-92 was confirmed and a related aircraft option was exercised.  The first aircraft was delivered and went into service in the second quarter of fiscal year 2008.  Additionally, two aircraft were delivered in the third quarter of fiscal year 2008 with the final three aircraft delivered in the fourth quarter of fiscal year 2008.  Of the six AS332L Super Puma helicopters displaced, four are being re-deployed to Southeast Asia and one is being re-deployed to West Africa.  One support aircraft remains in Aberdeen.

We previously provided search and rescue services for the MCA.  The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008.  We expect that we will either be able to employ these aircraft for other customers, trade the aircraft in as partial consideration towards the purchase of new aircraft or sell the aircraft.  We sold one of these aircraft in January 2008.  In fiscal year 2007 and 2008, we had $32.7 million and $24.3 million, respectively, in operating revenue associated with this contract.

West Africa

Gross revenue for West Africa increased to $170.8 million for fiscal year 2008 from $131.1 million for fiscal year 2007, primarily as a result of an increase in rates under our contracts with customers and the addition of new aircraft in Nigeria.  In September 2007, we renegotiated two different contracts with one of these customers that increased the rates and extended the terms.  One of the contracts is for helicopters and the other contract for fixed-wing aircraft.  The extension period for the helicopter contract is from October 2007 through September 2009 and calls for rate increases retroactive to April 1, 2007.  This agreement also includes an additional rate escalation effective October 2008.  The agreement for the fixed-wing aircraft extends from August 2007 through December 2008 and includes rate increases effective August 2007 and January 2008.  In addition, a second major customer in Nigeria extended its contract for helicopter services at higher rates from October 2007 through September 2008.  This contract calls for a rate increase effective April 2008 for most of the equipment involved.  In November 2007, we renegotiated a helicopter services contract with a third major customer, which expires in February 2010 and includes a rate increase retroactive to July 1, 2007 and rate escalations effective July 2008 and July 2009.  In December 2007, a major customer in Nigeria notified us of termination of a contract effective March 17, 2008 under which we operated and maintained fixed-wing aircraft owned by the customer.  In March 2007, we negotiated a two–year contract extension with a major customer in Nigeria for two large and one medium aircraft, which is effective April 1, 2008 and includes a rate increase in the first year and an additional rate escalation in the second year.

Operating expense for West Africa increased to $138.8 million for fiscal year 2008 from $112.3 million for fiscal year 2007.  The increase was primarily a result of safety and compensation related increases, including severance accruals, wage increases and additional end of service costs, increases in maintenance expense (resulting from the increase in activity and an increase in allocations of maintenance from EH Centralized Operations), and additional costs related to training of local Nigerian personnel, which were partially offset by the reversals of $6.7 million in accruals for tax contingency items in fiscal year 2008 and decreases in other expenses, including freight charges and travel costs. $2.8 million of the accruals for tax contingency items reversed in fiscal year 2008 were originally accrued in fiscal year 2007.  Compensation related increases in fiscal year 2008 included approximately $2.5 million in costs incurred to make employees of ours in Nigeria redundant.  The tax contingency items reversed included $5.4 million associated with sales taxes and $1.3 million associated with employee taxes.  Operating margin for West Africa increased to 18.7% for fiscal year 2008 from 14.3% for fiscal year 2007, primarily as a result of the increases in rates and reversal of the accruals for tax contingency items.  Excluding the reversal of the accruals for tax contingency items and the employee redundancy costs, our operating margin for fiscal year 2008 would have been 16.2%.

In fiscal year 2007, we reorganized our Nigerian operations, which included increased security, consolidation of management of two operating businesses, expansion of several hangar facilities, integration of finance and administrative functions, and repositioning of major maintenance operations into our two largest operating facilities.  In fiscal year 2008, we completed negotiations with the unions in Nigeria, which resulted in a portion of the increase in salaries and benefits discussed above.  We also experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Southeast Asia

Gross revenue for Southeast Asia increased to $111.1 million for fiscal year 2008 from $73.4 million for fiscal year 2007, primarily due to higher revenue in Australia and Malaysia.  Australia’s flight activity and revenue increased 18.2% and 54.1%, respectively, from fiscal year 2007, primarily due to the addition of aircraft to this market and rate increases.  Malaysia’s revenue increased by over 200% as a result of the addition of four medium aircraft during fiscal year 2008.

Operating expense increased to $87.4 million for fiscal year 2008 from $60.0 million for fiscal year 2007 as a result of an increase in salary, maintenance and fuel costs primarily driven by the increase in activity compared to fiscal year 2007.  As a result of new aircraft added at higher margins and increased rates on other contracts in Australia and the addition of aircraft in Malaysia in fiscal year 2008, operating margin increased to 21.4% for fiscal year 2008 from 18.2% for fiscal year 2007. In April 2008, we completed negotiations on the collective bargaining agreement with the pilot’s union in Australia, which resulted in a portion of the increase in salary cost discussed above.

Other International

Gross revenue for Other International increased marginally to $47.5 million for fiscal year 2008 from $46.0 million for fiscal year 2007.  Fiscal year 2008 included increases in flight activity in Egypt and India (which resulted from an aircraft that was offline for maintenance for a portion of fiscal year 2007 and an additional aircraft operating in fiscal year 2008), rate increases for our operations in Russia, the operation of new aircraft in Kazakhstan at higher rates than aircraft previously operating in this market and a short-term contract in Libya in fiscal year 2008, while fiscal year 2007 included the billing of an escalation charge in fiscal year 2007 on contracts in both Russia ($1.6 million in gross revenue) and Mauritania ($0.5 million in gross revenue) and revenue earned under a short-term contract in Kenya ($3.0 million in gross revenue).  Our most significant contract in Russia expires at the end of May 2008, and if not renewed, there could be a significant reduction in our revenue and operating income for our Other International business unit in future periods.

Operating expense increased to $47.8 million for fiscal year 2008 from $36.7 million for fiscal year 2007.  The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity in Egypt and India, the performance of a short-term contract in Libya, increases in operating costs associated with new aircraft operating in Kazakhstan, increased employee costs in Russia and increased allocations of maintenance costs from EH Centralized Operations.  Additionally, our results include $5.0 million in costs related to a claim by a former agent who we terminated in connection with the Internal Review and $1.5 million in additional expense during the fourth quarter of fiscal year 2008 related to the price paid for an acquisition in Russia in a prior period classified as a intangible asset and amortized to expense.  As a result of increased costs in a number of markets, including for the former agent’s claim and additional amortization costs, operating margin for Other International decreased to a negative 0.6% for fiscal year 2008 from a positive 20.2% for fiscal year 2007.  Excluding the costs associated with the former agent’s claim and the additional amortization costs recorded in Russia, our operating margin would have been 13.2%.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business, other non-flight services business in the Eastern Hemisphere (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) and division level expenses for our Eastern Hemisphere businesses.

Gross revenue for EH Centralized Operations increased to $22.4 million for fiscal year 2008 from $13.9 million for fiscal year 2007 as a result of increases in charges to other business units for cost allocations and part sales, partially offset by a decrease in third party technical services revenue.

 Operating expense increased to $35.8 million for fiscal year 2008 from $27.5 million for fiscal year 2007, primarily due to increases in salaries and benefits resulting from additional personnel, increases in costs associated with the increase in technical service operations (including the costs of parts sold) and a $1.8 million impairment charge related to inventory utilized on S-61 search and rescue configured aircraft.

Bristow Academy

As discussed in Part I. Item 1. “Business — Bristow Academy”  included elsewhere in this Annual Report, on April 2, 2007 we acquired Bristow Academy and formed our Global Training division.  In November 2007, we expanded Bristow Academy through the acquisition of Vortex.  For further discussion of these acquisitions, see “— Executive Overview” included elsewhere in this Annual Report.

Gross revenue and operating expense for Bristow Academy were $14.8 million and $15.6 million for fiscal year 2008, respectively, resulting in a $0.8 million loss for the fiscal year.  The results for fiscal year 2008 were impacted by depreciation on the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.  We expect Bristow Academy to be profitable in future periods, although the primary strategic value to the Company from this business is the supply of pilots for use in our global operations. During fiscal year 2008, approximately 200 pilots graduated from Bristow Academy, and we hired 47 pilots into our other business units who are recent graduates of Bristow Academy.

Corporate

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased to $26.7 million for fiscal year 2008 compared to $25.7 million for fiscal year 2007.  The increase is primarily due to a $4.4 million increase in salaries and benefits associated with the addition of personnel and an overall increase in salaries and a $0.8 million increase in other general and administrative costs, partially offset by a $4.6 million decrease in professional fees, primarily resulting from lower costs associated with the Internal Review.  Salaries and benefits in fiscal year 2008 include $0.5 million in expenses related to a retirement agreement executed between the Company and one of our corporate officers.  We incurred $0.6 million in legal and professional fees related to the Internal Review in fiscal year 2008 compared to $3.1 million in fiscal year 2007.  Professional fees for fiscal year 2008 were further reduced by a $1.0 million reversal of previously accrued settlement costs in connection with our settlement of the SEC investigation (see further discussion of the Internal Review and SEC investigation in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $13.0 million for fiscal year 2008 compared to $11.4 million for fiscal year 2007, primarily due to an increase in equity earnings from FBH of $3.4 million (primarily resulting from a gain recorded in the fiscal year 2008 by FBH upon loss of a medium aircraft in an accident and reduced interest expense), partially offset by a decrease in equity earnings from Norsk of $2.1 million (primarily resulting from changes in estimates in the fourth quarter of fiscal year 2008).  We are in the process of completing a restructuring of Norsk.

As discussed previously, in March 2007, FBH was awarded a £9 million (approximately $18 million) extension to its contract to provide helicopters and support to British Forces Cyprus and the Sovereign Base Areas Administration until March 31, 2010.

Interest Expense, Net

Interest expense, net of interest income, increased to $11.1 million during fiscal year 2008 compared to $2.2 million during fiscal year 2008, primarily due to additional interest expense of $21.0 million associated with the 7½% Senior Notes issued in June and November 2007, partially offset by an increase in capitalized interest from $6.4 million in fiscal year 2007 to $12.9 million in fiscal year 2008 and a $4.0 million increase in interest income.  More interest was capitalized in fiscal year 2008 as a result of the increase in the amount of construction in progress related to helicopters being manufactured as  discussed under “— Liquidity and Capital Resources — Cash Flows — Investing Activities” and in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  The increase in interest income primarily resulted from an increase in cash on hand during fiscal year 2008 as a result of the issuance of the 7½% Senior Notes.

Other Income (Expense), Net

Other income (expense), net, for fiscal year 2008 was income of $1.6 million compared to expense of $9.0 million for fiscal year 2007.  The gains in fiscal year 2008 primarily consist of $1.5 million in foreign currency transaction gains, which resulted from revaluation of intercompany balances between entities whose functional currencies are the U.S. dollar and Nigerian naira and entities whose functional currency is the British pound sterling.  The expense for fiscal year 2007 primarily consists of $9.8 million in foreign currency transaction losses, which primarily arose from operations performed by entities whose functional currency is the British pound sterling that were denominated in U.S. dollars as a result of the weakening of the U.S. dollar in that period (see a discussion of foreign currency transactions in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk” included elsewhere in this Annual Report for a discussion of how we manage these risks.  Additionally, fiscal year 2007 included a $2.5 million gain resulting from the sale of our investment in a Brazilian joint venture in March 2007 and a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating but determined was no longer probable.

Taxes

Our effective income tax rates from continuing operations were 29.2% and 34.8% for fiscal years 2008 and 2007, respectively.  The effective tax rate for fiscal year 2008 was impacted by the reduction in the U.K. corporate tax rate which resulted in a $2.5 million decrease in our provision for income taxes and a benefit of $3.5 million associated with transactions completed during fiscal year 2008 in connection with an internal reorganization completed on March 31, 2008 (see discussion of these items in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).  Additional transactions related to the reorganization completed on April 1, 2008 are expected to result in a charge to other comprehensive income in the first quarter of fiscal year 2009 as a result of a reduction of approximately $10 million in deferred tax assets associated with our net pension liability; however, we do not expect these transactions to result in a material impact on net income.  Excluding these items, our effective tax rate from continuing operations was 33.2%.  The effective tax rate for fiscal year 2007 was impacted by additional tax expense of $2.5 million recorded as a result of the sale of certain of the assets of Turbo as discussed above.  Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rate for fiscal year 2007 was 32.6%.  During fiscal years 2007 and 2008, we benefited from the resolution of tax contingencies of $3.4 million and $2.2 million, respectively.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Discontinued operations

Discontinued operations for fiscal year 2008 incurred a $3.8 million after-tax loss compared to $2.8 million income in fiscal year 2007.  The loss for fiscal year 2008 is due to taxes associated with non-deductible goodwill of $4.9 million recorded in the provision for income taxes on discontinued operations in our consolidated income statement, as well as $1.5 million in transaction expenses partially offset by the $1.0 million gain on sale and $2.2 million pre-sale operating income.  Additional details regarding discontinued operations are provided in Note 2 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2007 Compared to Fiscal Year 2006

Set forth below is a discussion of the results of operations of our business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

North America

Gross revenue for North America increased to $240.0 million for fiscal year 2007 from $216.5 million for fiscal year 2006, and flight activity increased by 1.7%.  This increase in gross revenue is due to a rate increase in May 2005 of 8% (which was phased in during fiscal year 2006), an additional 10% rate increase for certain contracts (which was phased in beginning in March 2006), and an increase in the number of aircraft on month-to-month contracts in fiscal year 2007.  Although less of an impact in fiscal year 2007, another 8-10% increase became effective in March 2007, which was phased in during fiscal year 2008.

Operating expense for North America increased to $210.8 million for fiscal year 2007 from $185.8 million for fiscal year 2006.  The increase was primarily due to increased maintenance expense (largely associated with the complete refurbishment of several aircraft in fiscal year 2007), higher labor costs associated with the increase in flight activity and from the adoption of the new equity compensation accounting standard in fiscal year 2007, and higher fuel costs associated with both the increase in flight activity and a higher average cost per gallon (which we are generally able to recover from our customers).  Our operating margin for North America decreased to 12.2% for fiscal year 2007 from 14.2% for fiscal year 2006 primarily due to the increase in maintenance and labor costs, and a high level of utilization of aircraft under contracts as opposed to ad hoc work (which earns higher margins).

South and Central America

Gross revenue for South and Central America increased to $52.8 million for fiscal year 2007 from $42.9 million for fiscal year 2006, primarily due to higher revenue recognized in fiscal year 2007 upon receipt of cash from our joint venture in Mexico and an increase in the number of aircraft operating in Trinidad compared to fiscal year 2006.  As discussed in “— Fiscal Year 2008 Compared to Fiscal Year 2007 — South and Central America” included elsewhere in this Annual Report, lease revenue from HC is recognized as collected.  As of March 31, 2007, $0.7 million of revenue billed but not collected from HC had not been recognized in our results, and our 49% share of the equity in earnings of RLR had been reduced by $2.8 million for revenue billed but not collected from HC.  During fiscal year 2007, we recognized revenue of $1.8 million upon receipt of payment from HC for amounts billed in fiscal year 2006 and recorded equity earnings from RLR of $2.3 million related to the receipt of payment by RLR from HC for amounts billed in fiscal year 2006.

Operating expense for South and Central America increased to $37.0 million for fiscal year 2007 from $36.2 million for fiscal year 2006, primarily due to operating expense increases in Trinidad as a result of additional aircraft in that market, which was almost fully offset by lower operating expense in other markets.  The largest of these decreases was noted in Mexico, where overall flight activity had declined due to the conclusion of the PEMEX contract in February 2005.  As a result of the increase in gross revenue while operating expense was substantially unchanged, the operating margin for this business unit increased significantly to 30.0% for fiscal year 2007 from 15.5% for fiscal year 2006.

Europe

Gross revenue for Europe increased to $297.9 million for fiscal year 2007 from $245.3 million for fiscal year 2006.  The $52.6 million increase in gross revenue for Europe includes a $17.5 million increase relating to foreign exchange effects for fiscal year 2007.  Excluding this effect, the increase in gross revenue primarily relates to a 9.6% increase in flight activity and an $18.0 million increase in out-of-pocket expenses rebilled to our customers.  The majority of the increase in flight hours related to new contracts within the North Sea and an increase in our utilization per airframe.

Operating expense for Europe increased to $245.1 million for fiscal year 2007 from $196.6 million for fiscal year 2006.  The $48.5 million increase in operating expense for Europe includes a $14.4 million increase relating to foreign exchange effects for fiscal year 2007.  Excluding this effect, the increase in operating expense primarily relates to an increase in activity in the North Sea, increased maintenance costs, higher fuel rates, the impact of additions in personnel and salary increases, and the increase in out-of-pocket expenses rebilled to our customers in fiscal year 2007 compared to fiscal year 2006.  As a result of the increases in maintenance costs and salaries and a higher level of utilization of aircraft under contracts as opposed to ad hoc work (which earns higher margins), operating margin for Europe decreased to 17.7% for fiscal year 2007 from 19.9% for fiscal year 2006.

In connection with the contract with the MCA, we had $27.3 million and $32.7 million, respectively, in operating revenue for fiscal years 2006 and 2007.  For additional information relating to the contract with MCA, see “— Fiscal Year 2008 Compared to Fiscal Year 2007 — Europe” included elsewhere in this Annual Report.

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

Operating expense for West Africa increased to $112.3 million for fiscal year 2007 from $95.4 million in fiscal year 2006.  The increase was primarily a result of higher salary expense and maintenance costs associated with the increase in activity, increases in freight charges on spare parts, higher travel and security costs and the increase in out-of-pocket expenses rebilled to our customers.  Operating margin for West Africa increased to 14.3% for fiscal year 2007 from 11.2% for fiscal year 2006 as a result of the increase in gross revenue.

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

Corporate

Corporate operating expense increased to $25.7 million for fiscal year 2007 compared to $24.3 million for fiscal year 2006.  The increase is primarily due a $5.1 million increase in salaries and benefits associated with the addition of personnel, an overall increase in salaries and the adoption of the new stock-based compensation standard on April 1, 2006, and a $1.6 million increase in other general and administrative costs associated with an increase in travel and other general office costs.  These increases were partially offset by a $5.4 million decrease in professional fees, primarily resulting from lower costs associated with the Internal Review.  We incurred $3.1 million in legal and professional fees related to the Internal Review in fiscal year 2007 compared to $10.5 million in fiscal year 2006 (see further discussion of the Internal Review in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

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

Interest Expense, Net

Interest expense, net of interest income, totaled $2.2 million for fiscal year 2007 compared to $10.6 million for fiscal year 2006.  The decrease in interest expense, net, primarily resulted from higher interest income earned in fiscal year 2007 relative to fiscal year 2006 due to higher short-term cash investment balances and returns (primarily driven by the cash on hand as a result of the Preferred Stock offering completed in September and October 2006).  Additionally, interest expense for fiscal years 2007 and 2006 was reduced by approximately $6.4 million and $2.4 million, respectively, of capitalized interest.  More interest was capitalized in fiscal year 2007 as a result of the increase in the amount of construction in progress related to helicopters being manufactured as discussed under “— Liquidity and Capital Resources — Cash Flows — Investing Activities” and in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Taxes

Our effective income tax rates from continuing operations were 34.8% and 21.2% for fiscal years 2007 and 2006, respectively.  The effective tax rate for fiscal year 2007 was impacted by additional tax expense of $2.5 million recorded as a result of the sale of certain of the assets of Turbo as discussed above.  Excluding the tax recorded as a result of the Turbo asset sale, our effective tax rate for fiscal year 2007 was 32.6%.  During fiscal year 2007, we benefited from the resolution of tax contingencies of $3.4 million.  Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.  The significant variance between the U.S. federal statutory rate and the effective rate for fiscal year 2006 was due primarily to the resolution of tax contingencies of $11.4 million during that period, as a result of our evaluation of the need for such reserves in light of the expiration of the related statutes of limitations.

Discontinued operations

Discontinued operations for fiscal year 2007 generated $2.8 million income compared to $3.5 million income in fiscal year 2006.  The decrease in income was the result of a significant customer of the Production Management Services substantially reducing the scope of work under our services contract beginning in October 2006.  Additional details regarding discontinued operations are provided in Note 2 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $39.3 million, $104.4 million and $87.6 million during fiscal years 2006, 2007 and 2008, respectively.  Non-cash working capital used $72.6 million, $23.2 million and $99.6 million in cash flows from operating activities during fiscal years 2006, 2007 and 2008, respectively.  The decrease in net cash provided by operations between fiscal years 2008 and 2007 was primarily due to cash used to fund working capital requirements in fiscal year 2008 resulting from the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet.  Cash flows from operating activities improved during fiscal year 2007 compared to fiscal year 2006 primarily due to the favorable change in non-cash working capital, changes in deferred income taxes and the improvement in net income during fiscal year 2007 versus fiscal year 2006.

Investing Activities

Cash flows used in investing activities were $54.2 million, $264.3 million and $310.1 million for fiscal years 2006, 2007 and 2008, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008
Number of aircraft delivered:
Small	15	4	4
Medium	9	17	14
Large	2	5	8
Fixed wing	—	—	1
Training	—	—	9
Total aircraft (1)	26	26	36
Capital expenditures (in thousands):
Aircraft and related equipment (2)	$141,166	$294,444	$328,479
Other	13,096	10,332	9,524
Total capital expenditures	$154,262	$304,776	$338,003
_________

(1)	Includes one aircraft in fiscal year 2007 and two aircraft in fiscal year 2008 that were not acquired through orders.

(2)	Includes expenditures financed with $3.2 million of short-term notes during fiscal year 2006.

Fiscal Year 2008 — During fiscal year 2008, we made final payments in connection with the delivery of aircraft, progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments, and purchased one fixed wing aircraft, for a total of $300.5 million.  Also during fiscal year 2008, we spent an additional $28.0 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

During fiscal year 2008, we received proceeds of $26.6 million from the disposal of 39 aircraft and certain other equipment, resulting in a gain of $9.4 million.  Included in the $9.4 million gain is a total loss on one medium aircraft from a crash in Nigeria, a total loss on two small aircraft in the Gulf of Mexico in flight accidents and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.5 million.  All of these losses were insured.  Additionally, in fiscal year 2008, we settled an insurance claim on an aircraft that was damaged in the North

Sea in November 2006, which resulted in a gain of $3.8 million.  The proceeds from this claim totaling $15.6 million were received in May 2008.  The proceeds are presented in non-cash investing activities in our consolidated statements of cash flows for fiscal year 2008.

As discussed in Note 2 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report, during fiscal year 2008 we acquired all of the common equity of HAI for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during fiscal year 2008.  Additionally, we acquired Vortex for $2.0 million in November 2007.  We contributed capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement, the funds of which were used by RLR towards the purchase of a medium sized aircraft.

As discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, on November 2, 2007, we sold Grasso for approximately $22.5 million, subject to post-closing adjustments, including $7.8 million received in fiscal year 2008.

Due to the significant investment in aircraft made in fiscal years 2006, 2007 and 2008, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case in fiscal year 2009.  Also, in fiscal year 2009, we expect to invest approximately $60 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.

Fiscal Year 2007 — During fiscal year 2007, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments totaling $246.9 million.  Also during fiscal year 2007, we spent an additional $47.5 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

As discussed in Note 2 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report, during fiscal year 2007, we received proceeds of $14.3 million (out of a total sales price of $14.6 million) for the sale of certain of the assets of Turbo to Timken, which closed on November 30, 2006 and resulted in a small gain for book purposes.  We received the remaining $0.3 million due to us late in fiscal year 2008.  Additionally, we received proceeds of $26.2 million, primarily from the disposal of 12 aircraft and certain other equipment, which together resulted in a net gain of $10.6 million.

Fiscal Year 2006 — During fiscal year 2006, we received proceeds of $16.8 million primarily from the disposal of one aircraft and certain equipment, and from insurance recoveries associated with hurricane Katrina damage, which together resulted in a net gain of $0.1 million.

Additionally, on December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016.  See discussion of this arrangement in Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Financing Activities

Cash flows used by financing activities were $5.4 million in fiscal year 2006 while cash flows provided by financing activities were $215.7 million and $328.9 million for fiscal years 2007 and 2008, respectively.

During fiscal year 2008, cash was provided by issuance of 7½% Senior Notes completed in June and November 2007 resulting in net proceeds of $344.7 million and by our receipt of proceeds of $5.8 million from the exercise of options to acquire shares of our Common Stock primarily by our employees.  Cash was used for the payment of Preferred Stock dividends of $12.7 million and the repayment of debt totaling $10.1 million.  During fiscal year 2007, cash was provided by the issuance of Preferred Stock in September and October 2006 resulting in net proceeds of $222.6 million and by our receipt of proceeds of $3.9 million from the exercise of options to acquire shares of our Common Stock by our employees and former directors.  Cash was used for the payment of Preferred Stock dividends of $6.1 million and the repayment of debt totaling $5.7 million.  During fiscal year 2006, cash was used for the repayment of debt totaling $4.1 million and was partially provided by our receipt of proceeds of $1.4 million from the exercise of options to acquire shares of our Common Stock by our employees.  See further discussion of outstanding debt as of March 31, 2008 and our debt issuances and redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2008 was $606.2 million, of which $6.5 million was classified as current.  Our significant debt maturities relate to our $230 million of  6⅛% Senior Notes and $350 million of 7½% Senior Notes, which mature in 2013 and 2017, respectively.

See further discussion of outstanding debt as of March 31, 2008 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Other Obligations

Pension Plan — As of March 31, 2008, we had recorded on our balance sheet a $134.2 million pension liability related to the Bristow Helicopters Group Limited (“Bristow Helicopters”, a wholly-owned subsidiary of Bristow Aviation) pension plan.  The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date.  The minimum funding rules of the U.K. require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by U.K. legislation) within three years and 100% funded within 10 years.  In order to meet our funding requirements, we increased the contributions to the schemes to £7.3 million ($14.6 million) per year beginning in fiscal year 2008 and continuing in fiscal year 2009.  Nevertheless, regulatory agencies in the U.K. may require us to further increase the contributions.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2008 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report:

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2009	2010 - 2011	2012 - 2013	2014 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$605,617	$6,484	$4,973	$4,602	$589,558	$—
Interest	332,084	41,644	82,578	81,961	125,901	—
Aircraft operating leases (2)	60,677	9,972	14,543	15,226	20,936	—
Other operating leases (3)	18,480	3,398	5,711	4,001	5,370	—
Pension obligations (4)	164,667	14,550	29,099	22,833	98,185	—
Aircraft purchase obligations (5)	349,278	262,200	87,078	—	—	—
Other purchase obligations (6)	38,462	36,175	2,287	—	—	—
Tax reserves (7)	3,006	—	—	—	—	3,006
Total contractual cash obligations	$1,572,271	$374,423	$226,269	$128,623	$839,950	$3,006
Other commercial commitments:
Debt guarantees (8)	$29,171	$9,296	$—	$19,875	$—	$—
Other guarantees (9)	19,057	3,860	5,959	—	9,238	—
Letters of credit	1,365	1,365	—	—	—	—
Total commercial commitments	$49,593	$14,521	$5,959	$19,875	$9,238	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.6 million.

(2)	Represents primarily separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of ten years expiring in January 2016.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 10 years.  As of March 31, 2008, we had recorded on our balance sheet a $134.2 million pension liability associated with this obligation.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 6 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(6)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement (See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

(7)
Represents gross unrecognized benefits in connection with the adoption of FIN 48 (see discussion under “— Exposure to Currency Fluctuations — Critical Accounting Policies and Estimates — Taxes” included elsewhere in this Annual Report) that may result in cash payments being made to certain tax authorities.  We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)
We have guaranteed the repayment of up to £10 million ($19.9 million) of the debt of FBS and $9.3 million of the debt of RLR, both unconsolidated affiliates.  Additionally, the lender has an option to put to us the remaining amount of the RLR debt of $9.7 million, which we have guaranteed in the event of default of the other RLR shareholder.  This amount is not included in the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of March 31, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 184.9 million Mexican pesos ($17.3 million) and a surety bond denominated in U.S. dollars with a value of $1.7 million were outstanding.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Normally our operating cash flows are sufficient to fund our cash needs.  Although there can be no assurances, we believe that our existing cash, future cash flows from operations and borrowing capacity under the $100 million revolving credit facility will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments.  However, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet may require additional cash in the future to fund new aircraft purchases and working capital requirements.  Consistent with our desire to maintain a conservative use of leverage to fund growth, we raised capital through the sale of the Preferred Stock in September and October 2006.  Additionally, we raised $344.7 million through the sale of the 7½% Senior Notes completed in June and November 2007.

As of March 31, 2008, we had options to acquire an additional 17 large aircraft and an additional 33 medium aircraft.  Depending on market conditions, we expect to exercise some or all of these additional options to acquire aircraft and purchase other aircraft, and we may elect to expand our business through acquisition, including acquisitions under consideration or negotiation.  Cash on hand, cash flow from operations and available capacity under the revolving credit facility are estimated to provide sufficient capital to exercise a portion of the aircraft purchase options or allow us to complete several small acquisitions (under $50 million) over the next five years.  However, our ability to exercise the remainder of our aircraft purchase options, make a major acquisition or purchase substantially more aircraft would likely require us to raise additional capital.  See Item 1A. “Risk Factors — In order to grow our business, we may require additional capital in the future, which may not be available to us” included elsewhere in this Annual Report.

Cash and cash equivalents were $184.2 million and $290.1 million, as of March 31, 2007 and 2008, respectively.  Working capital as of March 31, 2007 and 2008 was $368.0 million and $541.4 million, respectively.  The increase in working capital during fiscal year 2008 was primarily a result of the $105.9 million increase in cash and cash equivalents resulting from the sale of the 7½% Senior Notes completed in June and November 2007 and cash generated from operations, partially offset by capital expenditures primarily for aircraft.

Exposure to Currency Fluctuations

See our discussion of the impact of market risk, including our exposure to currency fluctuations, on our financial position and results of operations discussed under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, whereas, in other circumstances, generally accepted accounting principles require us to make estimates, judgments and assumptions that we believe are reasonable based upon information available.  We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.  We believe that of our significant accounting policies, as discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, the following involve a higher degree of judgment and complexity.  Our management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed the Company’s disclosure.

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

We recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources.  These credits are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income.  In estimating the amount of foreign tax credits that are realizable, we estimate future taxable income in each statutory category.  These estimates are subject to change based on changes in the market conditions in each statutory category and the timing of certain deductions available to us in each statutory category.  We periodically reassess these estimates and record changes to the amount of realizable foreign tax credits based on these revised estimates.  Changes to the amount of realizable foreign tax credits can be significant given any material change to our estimates on which the realizability of foreign tax credits is based.

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes.  The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.  Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes.  These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate.  We believe that an appropriate liability has been established for estimated exposures.  However, actual results may differ materially from these estimates.  We review these liabilities quarterly.  During fiscal years 2006, 2007 and 2008, we had net reversals of reserves for estimated income tax exposures of $11.4 million, $3.4 million and $2.2 million, respectively.  These reversals were made in the periods in which the statute of limitations for the related exposures expired.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part.  When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable.  As of March 31, 2007, our valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carry forwards was $9.4 million.  We decreased the valuation allowance as of March 31, 2008 to $7.9 million.  If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period.  Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2008 that are indefinitely reinvested abroad of $90.5 million.  Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes.  At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

As discussed in Notes 1 and 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, in April 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (“SFAS”) No. 109. FIN 48 requires a new evaluation process for all tax positions taken, recognizing tax benefits when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.  As of the April 1, 2007 date of adoption of FIN 48 and March 31, 2008, we had $6.3 million and $3.0 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

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

Property and Equipment

Our net property and equipment represents 59% percent of our total assets as of March 31, 2008.  We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable.  This requires us to make judgments regarding long-term forecasts of future revenue and cost related to the assets subject to review.  In turn, these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments.  Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.  Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Revenue Recognition

In general, we recognize revenue when it is both realized or realizable and earned.  We consider revenue to be realized or realizable and earned when the following conditions exist: the persuasive evidence of an arrangement, generally a customer contract; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable.  More specifically, revenue from Helicopter Services is recognized based on contractual rates as the related services are performed.  The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown.  These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term.  We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration.  Our charges for ad hoc services are generally based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown.  We estimate that our ad hoc services have a higher margin than other helicopter contracts.  In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services.  We recognize the impact of these rate increases when the criteria outlined above have been met.  This generally includes written recognition from our customers that they are in agreement with the amount of the rate escalation.  In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold.  Fuel costs in excess of this threshold are generally reimbursed by the customer.  Cost reimbursements from customers are recorded as reimbursable revenue in our consolidated statement of income.

Pension Benefits

Pension obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases and employee turnover rates.  We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Three of the most critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate.  We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plan’s portfolios.  We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans.  We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment.  Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income.  We base our determination of pension expense on a market-related valuation of assets that reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over the average remaining lifetime of the plan members.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

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

Stock-Based Compensation

We have historically compensated our directors, executives and certain employees by awarding stock-based compensation, including stock options and restricted stock units.  We use a Black-Scholes option pricing model to estimate the fair value of share-based awards.  The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options, in order to determine the fair value of the options on the date of grant.  Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited.  Additionally, the service period over which compensation expense associated with awards of restricted stock units are recorded in our consolidated statements of income involve certain assumptions as to the expected vesting of the restricted stock units, which is based on factors relating to the future performance of our stock.  As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options and the service period for restricted stock units are critical estimates.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option.  Expected volatilities are based on historical volatility of shares of our Common Stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time.  We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of the options represents the period of time that the options granted are expected to be outstanding.  For a detail of the assumptions used for fiscal year 2008, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of recent accounting pronouncements.

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

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks.  The majority of our revenue and expense from our North Sea operations are in British pound sterling.  Approximately 30% of our gross revenue for fiscal year 2008 was translated for financial reporting purposes from British pound sterling into U.S. dollars.  In addition, some of our contracts to provide services internationally provide for payment in foreign currencies, such as Australian dollars, euros, Nigerian naira, and Trinidad and Tobago dollars.  Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs.  We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars.  As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in foreign countries.  Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

We are vulnerable to fluctuations in the exchange rate between the British pound sterling and the U.S. dollar and between other foreign currencies and the U.S. dollar because we maintain our financial statements in U.S. dollars.  In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period.  The various components of stockholders’ investment are presented at their historical average exchange rates.  The resulting difference after applying the different exchange rates is the cumulative translation adjustment.  Foreign currency translation gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies.  An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses.  In the past three fiscal years our stockholders’ investment has increased by $10.4 million as a result of translation adjustments.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates during fiscal years 2006 and 2008, we recorded foreign currency transaction gains of approximately $5.4 million and $1.5 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction losses of approximately $9.8 million during fiscal year 2007.  The significant gains and losses in fiscal years 2006 and 2007 arose primarily from the following U.S. dollar-denominated transactions entered into by Bristow Aviation (whose functional currency is the British pound sterling):

•	Cash and cash equivalents held in U.S. dollar-denominated accounts. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances.

•
U.S. dollar-denominated intercompany loans and U.S. dollar-denominated receivables.  On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and was exercised by us prior to the scheduled expiration on November 14, 2006, resulting in a net loss of $0.3 million.  On November 14, 2006, we entered into another derivative contract for the same amount and strike price that expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to fiscal year 2008 and is included in other income (expense) net in our consolidated statement of income.  On April 1, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from the British pound sterling to the U.S. dollar, which reduced our exposure to U.S. dollar-denominated intercompany loans and advances.  The changes we made to the manner in which we manage intercompany balances for these two entities has simplified our business as it allows for a clearer view of sales and purchases required to run these businesses and assists in resource management.

•
Euro- and Nigerian Naira-denominated intercompany loans.  The economic effect of the foreign currency transaction losses during fiscal year 2007 was offset by a corresponding benefit during those periods reflected as a cumulative translation adjustment in stockholders’ investment on our consolidated balance sheet.  Additionally, in April 2007 we significantly reduced our euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Fiscal Year Ended March 31,
	2006	2007	2008
High	$1.92	$1.99	$2.11
Average	1.79	1.89	2.01
Low	1.71	1.74	1.94

As of March 31, 2006, 2007 and 2008 the exchange rate was $1.74, $1.96 and $1.99, respectively.

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies.  During fiscal year 2008, the U.S. dollar has weakened substantially against the euro exposing us to significant cash flow risk related to euro-denominated aircraft purchase commitments.  The exchange rate (of one euro into U.S. dollars) as of March 31, 2007 and 2008 was $1.32 and $1.58, respectively.  In fiscal year 2008, we entered into forward contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  As of March 31, 2008, the fair value of the forward contracts was an asset of $5.7 million.  As of March 31, 2008, an unrecognized gain of $3.7 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss and a derivative asset of $5.7 million is included in prepaid expenses and other ($4.5 million) and other assets ($1.2 million) in our consolidated balance sheet.

Additionally, we occasionally use off-balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies.  As of March 31, 2008, we did not have any nominal forward exchange contracts outstanding to hedge our operating activities.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2008 would result in an $8.1 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

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

Cash equivalents, which consist of funds invested in highly-liquid debt instruments with original maturities of 90 days or less, are held by major banks or investment firms, and we believe that credit risk in these instruments is minimal.  We also manage our credit risk by not entering into complex financial transactions or those with a perceived high level of credit risk.

Interest Rate Risk

As of March 31, 2008, we have $606.2 million of debt outstanding, $16.7 million of which carries a variable rate of interest.  However, the market value of our fixed rate debt fluctuates with changes in interest rates.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The estimated fair value of our total debt as of March 31, 2007 and 2008 was $241.8 million and $600.5 million, respectively, based on quoted market prices for the publicly listed 7½% Senior Notes, 6⅛% Senior Notes and the carrying value for all of our other debt, which approximates fair value.

If prevailing market interest rates had been 1% higher as of March 31, 2008, and all other factors effecting our debt remained the same, the fair value of the 7½% Senior Notes and the 6⅛% Senior Notes would have decreased by $32.1 million or 5.6%.  Under comparable sensitivity analysis as of March 31, 2007, the fair value of the 6⅛% Senior Notes would have decreased by $10.4 million or 4.9%.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (the Company) and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 8 and 9 respectively to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as of April 1, 2007, its method of accounting for defined benefit plans as of March 31, 2007, and its method of accounting for stock-based compensation plans as of April 1, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Houston, Texas
May 21, 2008

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$595,139	$709,254	$868,929
Operating revenue from affiliates	51,832	48,170	49,806
Reimbursable revenue from non-affiliates	58,570	80,244	87,325
Reimbursable revenue from affiliates	4,360	5,927	6,704
	709,901	843,595	1,012,764
Operating expense:
Direct cost	478,421	548,364	635,327
Reimbursable expense	61,889	85,938	91,106
Depreciation and amortization	42,060	42,459	54,140
General and administrative	59,167	66,321	92,833
Gain on disposal of assets	(103)	(10,615)	(9,390)
	641,434	732,467	864,016
Operating income	68,467	111,128	148,748

Earnings from unconsolidated affiliates, net of losses	6,758	11,423	12,978
Interest income	4,046	8,716	12,725
Interest expense	(14,689)	(10,940)	(23,779)
Other income (expense), net	4,615	(8,998)	1,585
Income from continuing operations before provision for income taxes and minority interest	69,197	111,329	152,257
Provision for income taxes	(14,668)	(38,781)	(44,526)
Minority interest	(219)	(1,200)	83
Income from continuing operations	54,310	71,348	107,814
Discontinued operations:
Income from discontinued operations before provision for income taxes	5,438	4,409	1,722
Provision for income taxes on discontinued operations	(1,939)	(1,585)	(5,544)
Income (loss) from discontinued operations	3,499	2,824	(3,822)
Net income	57,809	74,172	103,992
Preferred stock dividends	—	(6,633)	(12,650)
Net income available to common stockholders	$57,809	$67,539	$91,342

Basic earnings per common share:
Earnings from continuing operations	$2.33	$2.75	$4.00
Earnings (loss) from discontinued operations	0.15	0.12	(0.16)
Net earnings	$2.48	$2.87	$3.84

Diluted earnings per common share:
Earnings from continuing operations	$2.30	$2.64	$3.53
Earnings (loss) from discontinued operations	0.15	0.10	(0.12)
Net earnings	$2.45	$2.74	$3.41

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$184,188	$290,050
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $1.8 million, respectively	147,608	204,599
Accounts receivable from affiliates, net of allowance for doubtful accounts of $3.2 million and $4.0 million, respectively	17,199	11,316
Inventories	157,563	176,239
Prepaid expenses and other	17,387	24,177
Current assets from discontinued operations	12,029	—
Total current assets	535,974	706,381
Investment in unconsolidated affiliates	46,828	52,467
Property and equipment – at cost:
Land and buildings	51,785	60,056
Aircraft and equipment	1,139,781	1,428,996
	1,191,566	1,489,052
Less – Accumulated depreciation and amortization	(300,045)	(316,514)
	891,521	1,172,538
Goodwill	6,630	15,676
Other assets	10,725	30,293
Long-term assets from discontinued operations	14,125	—
	$1,505,803	$1,977,355

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$40,459	$49,650
Accrued wages, benefits and related taxes	36,390	35,523
Income taxes payable	3,412	5,862
Other accrued taxes	9,042	1,589
Deferred revenues	16,283	15,415
Accrued maintenance and repairs	12,309	13,250
Accrued interest	4,511	5,656
Other accrued liabilities	17,151	22,235
Deferred taxes	17,611	9,238
Short-term borrowings and current maturities of long-term debt	4,852	6,541
Current liabilities from discontinued operations	5,948	—
Total current liabilities	167,968	164,959
Long-term debt, less current maturities	254,230	599,677
Accrued pension liabilities	113,069	134,156
Other liabilities and deferred credits	17,345	14,805
Deferred taxes	76,089	91,747
Minority interest	5,445	4,570
Commitments and contingencies (Note 6)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 35,000,000 shares as of March 31, 2007 and 90,000,000 shares as of March 31, 2008; outstanding 23,585,370 as of March 31, 2007 and 23,923,685 as of March 31, 2008 (exclusive of 1,281,050 treasury shares)	236	239
Additional paid-in capital	169,353	186,390
Retained earnings	515,589	606,931
Accumulated other comprehensive loss	(36,075)	(48,673)
	871,657	967,441
	$1,505,803	$1,977,355

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Cash flows from operating activities:
Net income	$57,809	$74,172	$103,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,256	42,643	54,241
Deferred income taxes	1,488	21,031	17,571
Gain on disposal of discontinued operations	—	—	(1,019)
Gain on asset dispositions	(102)	(10,618)	(9,393)
Stock-based compensation expense	613	4,903	9,546
Equity in earnings from unconsolidated affiliates in excess of dividends received	(337)	(3,754)	(3,720)
Minority interest in earnings	219	1,200	(83)
Tax benefit related to stock-based compensation	—	(1,132)	(1,738)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(34,718)	(1,428)	(32,600)
Inventories	(12,518)	(10,225)	(18,969)
Prepaid expenses and other	(5,925)	(6,634)	(18,249)
Accounts payable	15,944	(10,688)	7,019
Accrued liabilities	(35,397)	5,771	(36,766)
Other liabilities and deferred credits	9,933	(811)	17,725
Net cash provided by operating activities	39,265	104,430	87,557

Cash flows from investing activities:
Capital expenditures	(139,572)	(304,776)	(338,003)
Proceeds from asset dispositions	85,392	40,441	26,623
Acquisitions, net of cash received	—	—	(14,622)
Net proceeds from sale of discontinued operations	—	—	21,958
Note issued to unconsolidated affiliate	—	—	(4,141)
Investment in unconsolidated affiliate	—	—	(1,960)
Net cash used in investing activities	(54,180)	(264,335)	(310,145)

Cash flows from financing activities:
Proceeds from borrowings	—	—	350,622
Debt issuance costs	(2,564)	—	(5,882)
Issuance of Preferred Stock	—	223,550	—
Preferred Stock issuance costs	—	(996)	—
Repayment of debt and debt redemption premiums	(4,070)	(5,716)	(10,054)
Partial prepayment of put/call obligation	(129)	(130)	(163)
Acquisition of minority interest	—	—	(507)
Preferred Stock dividends paid	—	(6,107)	(12,650)
Issuance of common stock	1,369	3,949	5,756
Tax benefit related to stock-based compensation	—	1,132	1,738
Net cash (used in) provided by financing activities	(5,394)	215,682	328,860
Effect of exchange rate changes on cash and cash equivalents	(3,649)	5,929	(410)
Net increase (decrease) in cash and cash equivalents	(23,958)	61,706	105,862
Cash and cash equivalents at beginning of period	146,440	122,482	184,188
Cash and cash equivalents at end of period	$122,482	$184,188	$290,050

Supplemental disclosure of non-cash investing activities:
Non-monetary exchange of assets	$11,511	$—	$—
Capital expenditures funded by short-term notes	$3,179	$—	$—
Recapitalization of Hemisco funded by note payable	$4,380	$—	$—
Accrued proceeds on insurance claim	$—	$—	$15,582

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands, except share amounts)

5.50% mandatory convertible Preferred Stock (shares):
Balance – beginning of fiscal year	—	—	4,600,000
Preferred Stock issued	—	4,600,000	—
Balance – end of fiscal year	—	4,600,000	4,600,000

5.50% mandatory convertible Preferred Stock ($.01 Par):
Balance – beginning of fiscal year	$—	$—	$222,554
Preferred Stock issued, net of offering costs of $7.4 million	—	222,554	—
Balance – end of fiscal year	$—	$222,554	$222,554

Common Stock (shares, exclusive of treasury shares):
Balance – beginning of fiscal year	23,314,708	23,385,473	23,585,037
Stock options exercised	70,765	196,672	230,570
Issuance of Common Stock	—	2,892	108,078
Balance – end of fiscal year	23,385,473	23,585,037	23,923,685

Common Stock ($.01 Par):
Balance – beginning of fiscal year	$233	$234	$236
Stock options exercised	1	2	3
Balance – end of fiscal year	$234	$236	$239

Additional paid in capital:
Balance – beginning of fiscal year	$157,100	$158,762	$169,353
Stock options exercised	1,368	3,946	5,753
Tax benefit related to the exercise of employee stock options	294	1,131	1,738
Stock-based compensation expense	—	4,903	9,546
Reclassified prior year stock-based compensation liability	—	611	—
Balance – end of fiscal year	$158,762	$169,353	$186,390

Retained earnings:
Balance – beginning of fiscal year	$389,715	$447,524	$515,589
Net income	57,809	74,172	103,992
Preferred Stock dividends declared	—	(6,107)	(12,650)
Balance – end of fiscal year	$447,524	$515,589	$606,931

Accumulated other comprehensive loss:
Balance – beginning of fiscal year	$(54,055)	$(68,823)	$(36,075)
Other comprehensive income (loss):
Translation adjustments	(20,729)	27,084	4,087
Pension liability adjustment (1)	5,961	5,664	(20,030)
Equity method investment other comprehensive loss	—	—	(360)
Unrealized gain on cash flow hedges (2)	—	—	3,705
Total other comprehensive income (loss)	(14,768)	32,748	(12,598)
Balance – end of fiscal year	$(68,823)	$(36,075)	$(48,673)

Comprehensive income:
Net income	$57,809	$74,172	$103,992
Other comprehensive income (loss)	(14,768)	32,748	(12,598)
Total comprehensive income	$43,041	$106,920	$91,394
___________

(1)	Net of tax provision of $3.0 million, $2.6 million, and $9.6 million for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

(2)	Net of tax provision of $2.0 million for the fiscal year ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Bristow Group Inc., a Delaware corporation (together with its consolidated entities and predecessors, unless the context requires otherwise, “Bristow Group,” the “Company,” “we,” “us,” or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated.  With a fleet of 548 aircraft as of March 31, 2008, Bristow Group and its affiliates conduct helicopter operations in most of the major offshore oil-producing regions of the world.  Certain of our affiliates also provide helicopter military training, search and rescue services and emergency medical transportation.

Basis of Presentation

The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities after elimination of all significant intercompany accounts and transactions.  Investments in affiliates in which we own 50% or less of the equity but have retained the majority of the economic risk of the operating assets and related results are consolidated.  Certain of these entities are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary.  See discussion of these VIEs in Note 3.  Other investments in affiliates in which we own 50% or less of the equity but have the ability to exercise significant influence are accounted for using the equity method.  Investments which we do not consolidate or in which we do not exercise significant influence are accounted for under the cost method whereby dividends are recognized when declared.

The historical financial statements and footnote disclosures have been revised to reflect our Grasso Production Management (“Grasso”) business as discontinued operations as discussed in Note 2.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2008 is referred to as fiscal year 2008.

Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  Areas where critical accounting estimates are made by management include:

•	Taxes;

•	Property and equipment;

•	Revenue recognition;

•	Pension benefits;

•	Allowance for doubtful accounts;

•	Inventory reserve;

•	Insurance;

•	Contingent liabilities;

•	Goodwill impairment; and

•	Stock–based compensation.

Cash and Cash Equivalents — Our cash equivalents include funds invested in highly-liquid debt instruments with original maturities of 90 days or less.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Accounts Receivable — Trade and other receivables are stated at net realizable value.  We grant short-term credit to our customers, primarily major and independent oil and gas companies.  We establish reserves for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur.  In making the determination, we consider a number of factors, including changes in the financial position of the customer, restrictions placed on the conversion of local currency into U.S. dollars and disputes with the customer.  During fiscal years 2006, 2007 and 2008 we reduced revenue for reserves of $1.8 million, $6.6 million and $10.0 million, respectively, against invoices billed to our unconsolidated affiliate in Mexico, which have not been recognized in our results.  During fiscal years 2007 and 2008 we recognized revenue and decreased our reserves for $8.3 million and $8.8 million, respectively, collected from this affiliate, including $1.8 million and $0.6 million, respectively, related to amounts billed in fiscal years 2006 and 2007.  See Note 3 for a discussion of receivables with unconsolidated affiliates.

The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates, for fiscal years 2006, 2007 and 2008:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Balance – beginning of fiscal year	$8,961	$8,923	$5,009
Expense	3,263	7,842	12,370
Write-offs and collections	(2,884)	(12,121)	(11,662)
Foreign currency effects	(417)	365	100
Balance – end of fiscal year	$8,923	$5,009	$5,817

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts.  The following table is a rollforward of the valuation reserve related to obsolete and excess inventory for fiscal years 2006, 2007 and 2008:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Balance – beginning of fiscal year	$10,325	$13,147	$10,993
Expense	3,769	5,485	3,269
Inventory disposed and scrapped	(429)	(8,611)	(2,529)
Foreign currency effects	(518)	972	94
Balance – end of fiscal year	$13,147	$10,993	$11,827

Property and Equipment — Property and equipment are stated at cost.  Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.  Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $167.8 million and $182.9 million as of March 31, 2007 and 2008, respectively.  We account for exchanges of productive assets at fair value, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of aircraft range from five to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost.  The estimated useful lives for buildings on owned properties range from 15 to 40 years.  Other depreciable assets are depreciated over estimated useful lives ranging from three to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease).  The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Goodwill and Other Intangible Assets — Goodwill represents the excess of cost over fair value of assets of businesses acquired.  Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.  We test the carrying amount of goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may have occurred.  Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values.

We had goodwill of $6.8 million and $8.9 million relating to our West Africa and Bristow Academy business units, respectively, as of March 31, 2008.  As of March 31, 2007 and 2008, the goodwill impairment test on these balances, which involved the use of estimates related to the fair market value of our business units to which goodwill was allocated, indicated no impairment.  Goodwill totaling approximately $4.8 million is expected to be deductible for tax purposes.

Included in other assets as of March 31, 2008 are intangible assets of $2.7 million, net of $0.7 million in amortization, related to a non-compete agreement which is being amortized over its contractual life of five years.  The gross carrying value at March 31, 2008 was $3.4 million, amortization for fiscal year 2008 was $0.7 million, and estimated amortization per year is $0.7 million for the four years remaining in the contractual life.

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

Other Assets — In addition to the intangible asset discussed above, other assets as of March 31, 2007 and 2008 include debt issuance costs of $6.4 million and $11.2 million, respectively, which are being amortized over the life of the related debt.

Contingent Liabilities and Assets — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated.  Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities.  Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which become known or changes in circumstances that affect our previous assumptions with respect to the likelihood or amount of loss.  Such revisions are based on information which becomes known after the reporting date for the previous period through the reporting date of the current period.  Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized.

Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other income (expense), where we have received proof of loss documentation or are otherwise assured of collection of these amounts.

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned.  We consider revenue to be realized or realizable and earned when the following conditions exist: the persuasive evidence of an arrangement, generally a customer contract; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable.  More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed.  The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown.  These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term.  We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration.  The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown.   In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

for our services.  We recognize the impact of these rate increases when the criteria outlined above have been met.  This generally includes written recognition from the customers that they are in agreement with the amount of the rate escalation.  In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold.  Fuel costs in excess of this threshold are generally reimbursed by the customer.  Cost reimbursements from customers are recorded as reimbursable revenue in our consolidated statements of income.

Pension Benefits — See Note 8 for a discussion of our accounting for pension benefits.

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

Taxes — We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amount and tax basis of our assets and liabilities and measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation reserve when we believe that it is more likely than not that any deferred tax asset created will not be realized.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In April 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (“SFAS”) No. 109.  FIN 48 requires a new evaluation process for all tax positions taken, recognizing tax benefits when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision for income tax expense.  See Note 7 for further discussion on the adoption of FIN 48.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position.  We have applied this guidance, as applicable.

Foreign Currency Translation — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period.  The various components of stockholders’ investment are presented at their historical average exchange rates.  The resulting

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

difference after applying the different exchange rates is the cumulative translation adjustment.  Foreign currency translation gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies.  An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses.  In the past three fiscal years our stockholders’ investment has increased by $10.4 million as a result of translation adjustments.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates during fiscal years 2006 and 2008, we recorded foreign currency transaction gains of approximately $5.4 million and $1.5 million, respectively, primarily related to the British pound sterling, compared to foreign currency transaction losses of approximately $9.8 million during fiscal year 2007.  The significant gains and losses in fiscal years 2006 and 2007 arose primarily from the following U.S. dollar-denominated transactions entered into by Bristow Aviation Holdings Limited (“Bristow Aviation”) (whose functional currency is the British pound sterling):

•	Cash and cash equivalents held in U.S. dollar-denominated accounts. Beginning in July 2006, we reduced a portion of Bristow Aviation’s U.S. dollar-denominated cash balances.

•
U.S. dollar-denominated intercompany loans and U.S. dollar-denominated receivables.  On August 14, 2006, we entered into a derivative contract to mitigate our exposure to exchange rate fluctuations on our U.S. dollar-denominated intercompany loans.  This derivative contract provided us with a call option on £12.9 million and a put option on $24.5 million, with a strike price of 1.895 U.S. dollars per British pound sterling, and was exercised by us prior to the scheduled expiration on November 14, 2006, resulting in a net loss of $0.3 million.  On November 14, 2006, we entered into another derivative contract for the same amount and strike price that expired on May 14, 2007, resulting in a cumulative gain of $0.6 million, of which $0.1 million related to fiscal year 2008 and is included in other income (expense) net in our consolidated statement of income.  On April 1, 2007, primarily as a result of changes in the manner in which certain of our consolidated subsidiaries create and manage intercompany balances, we changed the functional currency of two of our consolidated subsidiaries, Bristow Helicopters (International) Ltd. and Caledonia Helicopters Ltd., from the British pound sterling to the U.S. dollar, which reduced our exposure to U.S. dollar-denominated intercompany loans and advances.  The changes we made to the manner in which we manage intercompany balances for these two entities has simplified our business as it allows for a clearer view of sales and purchases required to run these businesses and assists in resource management.

•
Euro- and Nigerian Naira-denominated intercompany loans.  The economic effect of the foreign currency transaction losses during fiscal year 2007 was offset by a corresponding benefit during those periods reflected as a cumulative translation adjustment in stockholders’ investment on our consolidated balance sheet.  Additionally, in April 2007 we significantly reduced our euro-denominated intercompany loans, thereby reducing our exposure to fluctuations in exchange rates for this foreign currency.

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Fiscal Year Ended March 31,
	2006	2007	2008
High	$1.92	$1.99	$2.11
Average	1.79	1.89	2.01
Low	1.71	1.74	1.94

As of March 31, 2006, 2007 and 2008 the exchange rate was $1.74, $1.96 and $1.99, respectively.

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies.  During fiscal year 2008, the U.S. dollar has weakened substantially against the euro exposing

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

us to significant cash flow risk related to euro-denominated aircraft purchase commitments.  The exchange rate (of one euro into U.S. dollars) as of March 31, 2007 and 2008 was $1.32 and $1.58, respectively.  In fiscal years 2007 and 2008, we entered into forward contracts to mitigate our exposure to exchange rate fluctuations.

Derivative Financial Instruments — All derivatives are recognized as either assets or liabilities and measured at fair value.  We do not speculate in derivatives and hedge only existing economic exposures.  We enter into forward exchange contracts from time to time to hedge committed transactions denominated in currencies other than the functional currency of the business.  Foreign currency contracts are scheduled to mature at the anticipated currency requirement date and rarely exceed one year.  The purpose of our foreign currency hedging activities is to protect us from the risk that foreign currency outflows resulting from payments to foreign suppliers will be adversely affected by changes in exchange rates.

Financial instruments are designated as a hedge at inception where there is a direct relationship to the price risk associated with the related hedged item.  Hedge contracts are recorded at cost and periodic adjustments to fair market value are deferred and recorded as a component of stockholders’ investment in other comprehensive income.  Settlements of hedge contracts are recorded to cost or revenue as they occur.  If the direct relationship to price risk ceases to exist, and a hedge is no longer deemed effective at reducing the intended exposure, fair value of a forward contract at that date is recognized over the remaining term of the contract.  Subsequent changes in the fair value of ineffective contracts are recorded to current earnings.

We entered into forward contracts in fiscal year 2008 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  These forward contracts allow us to purchase euros with delivery dates ranging from March 2008 to May 2009 at rates ranging from 1.4615 U.S. dollars per euro to 1.5439 U.S. dollars per euro.  As of March 31, 2008, the fair value of the forward contracts was an asset of $5.7 million.  As of March 31, 2008, an unrecognized gain of $3.7 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss and a derivative asset of $5.7 million is included in prepaid expenses and other ($4.5 million) and other assets ($1.2 million) in our consolidated balance sheet.

Gains were recognized in earnings on other foreign currency hedging contracts during fiscal years 2007 and 2008 of $0.5 million and $0.1 million, respectively.  No gains or losses were recognized in fiscal year 2006.  These contracts related to hedging of changes in the U.S. dollar to British pound exchange rate for U.S. dollars held by entities with a British pound functional currency.  These hedges were not designated as hedges for accounting purposes.

Stock-Based Compensation — See Note 8 for a discussion of our accounting for stock-based compensation arrangements.

Other Income (Expense), Net — The amounts for fiscal years 2006, 2007 and 2008 primarily include the foreign currency transaction gains and losses described under “Foreign Currency Translation” above.  Additionally, fiscal year 2007 includes a $2.5 million gain resulting from the sale of our investment in a Brazilian joint venture in March 2007 and a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition was no longer probable (see Note 3).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  In November 2007, the FASB deferred the effective date of SFAS No. 157 by a full year for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 becomes effective for fiscal year 2009 and interim periods therein for assets and liabilities not subject to the deferral and for fiscal year 2010 and interim periods therein for assets and liabilities which are subject to the deferral.  We have not yet completed our evaluation of the impact of SFAS No. 157.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurs. SFAS No. 159 becomes effective for fiscal year 2009.  We have not yet completed our evaluation of the impact of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R becomes effective for business combinations entered into during fiscal year 2010 and thereafter and does not have any impact on business combinations prior to such date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  This pronouncement requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of stockholders’ investment, which changes the accounting for transactions with noncontrolling interest holders.  SFAS No. 160 becomes effective for fiscal year 2010 and interim periods therein.  We have not yet completed our evaluation of the impact of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Instruments – an amendment of FASB Statements No. 133.”  This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities, but does not impact the accounting for such activities.  SFAS No. 161 becomes effective for fiscal year 2010 and interim periods therein.

In May 2008, the FASB issued FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.”  This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This FSP will be effective for fiscal year 2010.  Early adoption will not be permitted, and the FSP must be applied retrospectively to all instruments.  We do not currently have any convertible debt instruments that would be impacted by FSP APB14-a; however, this pronouncement could impact the accounting for such instruments should we issue them in the future.

Note 2 — ACQUISITIONS AND DISPOSITIONS

Grasso Disposition

On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment, for approximately $22.5 million, subject to post-closing adjustments including $7.8 million received in fiscal year 2008.  The financial results for our Production Management Services segment through November 2, 2007 are classified as discontinued operations.  In conjunction with this sale, we agreed to continue to provide helicopter services to Grasso through December 31, 2010.  In addition, we executed supplemental indentures with the trustee for our 7½% and 6⅛% Senior Notes releasing Grasso Corporation and its subsidiaries as guarantors under the Indentures.  The obligations of Grasso and its subsidiaries under our senior secured credit facilities were also released in connection with the disposition.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following table summarizes the after-tax loss on the Grasso sale recorded in fiscal year 2008 (in thousands):

Sale price	$22,500
Adjustment for working capital	7,801
Gross proceeds	30,301
Net assets sold	(29,282)
1,019
Transaction expenses	(1,542)
Pre-tax loss on sale	(523)
Provision for income taxes (1)	(4,784)
After-tax loss on sale of discontinued operations	$(5,307)
_________

(1)	Includes $4.9 million of tax expense related to taxes on non-deductible goodwill.

Revenue related to Grasso was $59.0 million, $54.3 million and $30.8 million for fiscal years 2006, 2007 and 2008, respectively.  Net cash flows for discontinued operations attributable to operating, investing and financing activities were not significant for fiscal years 2006, 2007 and 2008.

Bristow Academy Acquisitions

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations in Titusville, Florida, and Concord, California, for approximately $15 million in cash.  We also assumed $5.7 million of debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy Inc. (“Bristow Academy”).  In November 2007, Bristow Academy acquired Vortex Helicopters, Inc. (“Vortex”), a flight training school in New Iberia, Louisiana, for $2.0 million.  When combined with our existing training facilities in Norwich, England, Bristow Academy forms a central core of our new Global Training division.  As of the acquisition date, HAI operated 51 aircraft (including 38 owned and 13 leased aircraft) and employed 122 people, including 48 flight instructors.  As of March 31, 2008, Bristow Academy operated 69 aircraft (including 59 owned and 10 leased aircraft) and employed 165 people, including 74 flight instructors.  Bristow Academy is the only school approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages all flight training activities.

The acquisition of HAI was accounted for under the purchase method, and we have consolidated the results of Bristow Academy from the date of acquisition.  The purchase price has been allocated based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately $8.9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

April 2, 2007
(In thousands)
Current assets	$2,916
Property and equipment	8,743
Other assets	12,440
Total assets acquired	24,099
Current liabilities, including debt	9,068
Total liabilities assumed	9,068
Net assets acquired	$15,031

The pro forma effect of operations of Bristow Academy presented as of the beginning of each of the fiscal years presented was approximately 1% of our consolidated gross revenue, operating income and net income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Aeroleo Disposition

On March 30, 2007, we sold our 50% ownership interest in Aeroleo Taxi Aereo S.A. (“Aeroleo”), resulting in a pre-tax gain of $2.5 million.  During fiscal year 2006, we recorded an impairment charge of $1.0 million to reduce the recorded value of our investment in the joint venture.  During fiscal years 2006 and 2007, we derived approximately $8.0 million and $7.6 million, respectively, of leasing and other revenue from this joint venture.

Turbo Disposition

On November 30, 2006, we sold certain of the assets of our aircraft engine overhaul business, Turbo Engines, Inc. (“Turbo”), to Timken Alcor Aerospace Technologies, Inc. (“Timken”) for approximately $14.6 million ($14.3 million of which was received in fiscal year 2007 and $0.3 million was received in late fiscal year 2008).  The sale was effective November 30, 2006 and resulted in a pretax gain of $0.1 million.  However, the transaction resulted in additional tax expense of $2.5 million related to non-deductible goodwill recorded at the time we acquired Turbo in 2001.  This additional tax expense resulted in an increase in our tax rate for fiscal year 2007 (see Note 7).  In conjunction with this sale, we signed a supply agreement with Timken through which we are obligated to purchase parts and components and obtain repair services totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  During fiscal years 2007 and 2008, we purchased $0.6 million and $4.2 million, respectively, under this agreement.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total).  We also have £91.0 million (approximately $181 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $535.7 million as of March 31, 2008.  No interest payments have been paid through March 31, 2008.

The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholders’ agreement respecting, among other things, the composition of the board of directors of Bristow Aviation.  On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each.  So long as Caledonia has a significant interest in the shares of the common stock of Bristow Group Inc., par value $.01 per share (“Common Stock”), issued to it pursuant to the transaction or maintains its voting control of Bristow Aviation, Caledonia will have the right to nominate two persons to our board of directors and to replace any such directors so nominated.

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares.  Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified European investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement.  The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Authority (“CAA”) regarding the suitability of the new holder of the Bristow Aviation shares.  The put/call agreement does not contain any provisions should the CAA not approve the new European investor.  However, we would work diligently to find a European investor suitable to the CAA.  The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our consolidated balance sheets as minority interest.  Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate.  The call option price is the nominal value of the ordinary shares held by the minority shareholders (£1.0 million as of March 31, 2008) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  The Company can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing minority interest expense in our consolidated statements of income, with a corresponding increase in minority interest on our consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in minority interest on our consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to the Company.  The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.  As a result of the death of the E.U. Investor, Caledonia and the Company are in the process of nominating a replacement investor suitable to U.K. authorities.  We expect the change of shareholder to be complete by the end of 2008.

Changes in the balance for the minority interest associated with Bristow Aviation are as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Balance – beginning of fiscal year	$2,130	$1,804	$2,042
Payments to minority interest shareholders	(156)	(157)	(189)
Minority interest expense	155	163	192
Currency translation	(325)	232	27
Balance – end of fiscal year	$1,804	$2,042	$2,072

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

Bristow Caribbean Ltd. — Bristow Caribbean Ltd. (“BCL”) is a joint venture in Trinidad, in which we own a 40% interest with a local partner that holds the remaining 60% interest.  BCL provides offshore helicopter services to customers of ours in Trinidad.  We control the significant management decisions of this entity, including the payment of dividends to our partner.  We consolidate this VIE as the primary beneficiary of the entity.  BCL operates twelve aircraft in Trinidad.

Aviashelf Aviation Co. (“Aviashelf”) — On July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties.  This transaction included the purchase of a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters.  Simultaneously, through two newly formed 51%-owned U.K. joint venture companies, Bristow Helicopters Leasing Ltd. (“BHL”) and Sakhalin Bristow Air Services Ltd.(“SBAS”), Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft.  These two U.K. companies hold the contracts for our Russian operations and lease aircraft to Aviashelf.  The acquisition was accounted for under the purchase method, and we have consolidated the results of Aviashelf from the date of acquisition.  Aviashelf has been consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

On May 25, 2007, we acquired an additional 9% interest in each of BHL and SBAS for $300,000 in accordance with a put/call option agreement.  In addition, on May 25, 2007, we entered into an agreement for grant of a new call option under which we can acquire an additional 8.5% interest in Aviashelf.  This agreement replaces the previous put/call option agreement.

Bristow Helicopters Nigeria Ltd. and Pan African Airlines Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) and Pan African Airlines Nigeria Ltd. (“PAAN”) are joint ventures in Nigeria with local partners, in which we own interests of 40% and 50.17%, respectively. BHNL and PAAN provide helicopter services to customers in Nigeria.  These entities are VIEs that we consolidate as the primary beneficiary.

Heliair Leasing Limited — Heliair Leasing Limited (“Heliair”) is a Cayman Islands company that as of March 31, 2007 owned two aircraft that it leased to BriLog Leasing Ltd. (“BriLog”), a wholly-owned subsidiary of ours.  In fiscal year 1999, Heliair purchased the aircraft with proceeds from two limited recourse term loans with a U.K. bank.  The term loans were secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we provided asset value guarantees totaling up to $3.8 million, which were payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  The sole purpose of Heliair was to finance the purchase of the two aircraft.  As a result of the guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans had been reflected on our consolidated balance sheets, effectively consolidating Heliair.

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

Unconsolidated Affiliates

We have investments in three unconsolidated affiliates that are accounted for under the cost method as we are unable to exert significant influence over their operations:  Hemisco Helicopters International, Inc. (“Hemisco”) and Heliservicio Campeche S.A. de C.V. (“Heliservicio”) (collectively, “HC”); and Petroleum Air Services (“PAS”).  We also have investments in several unconsolidated affiliates that we account for under the equity method: FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Heliservices Limited (“FBL”), collectively referred to as the FB Entities; Helicopter Leasing Associates, L.L.C. (“HLA”); Norsk Helikopter AS (“Norsk”); and Rotorwing Leasing Resources, L.L.C. (“RLR”).  Each of these entities is principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, with the exception of the FB Entities, whose activities are described in further detail below, and Norsk, whose subsidiary provides air ambulance services.

HC — We own a 49% interest in each of Hemisco, a Panamanian corporation, and Heliservicio, a Mexican corporation, which provide onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos ("PEMEX") and other companies on a contract and ad hoc basis.  HC owns 3 aircraft and leases 7 aircraft from us, 13 aircraft from RLR and 5 aircraft from a third party to provide helicopter services to its customers.

In order to improve the financial condition of Heliservicio, we and our joint venture partner, Compania Inversora Corporativa, S.A de C.V (“CIC”), completed a recapitalization of Heliservicio on August 19, 2005.  As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CIC, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital.  The $4.4 million note owed by us to Hemisco bears interest at 3% annually and is due on July 31, 2015.  This transaction was a non-cash investing activity as disclosed in the supplemental disclosure of non-cash investing activities on the consolidated statement of cash flows for fiscal year 2006.

After the conclusion of the contract with PEMEX in February 2005, HC experienced difficulties during fiscal year 2006 in meeting its obligations to make lease rental payments to us and to RLR.  During fiscal year 2006, RLR and we made a determination that, because of the uncertainties as to collectibility, lease revenue from HC would be recognized as they were collected.  As of March 31, 2008, $1.8 million of amounts billed but not collected from HC have

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

not been recognized in our results, and our 49% share of the equity in earnings of RLR has been reduced by $3.5 million for amounts billed but not collected from HC.  During fiscal year 2008, we recognized revenue of $0.6 million upon receipt of payment from HC for amounts billed in fiscal year 2007 and recorded equity earnings from RLR of $0.8 million related to receipt of payment by RLR from HC for amounts billed in fiscal year 2007.  We have taken several actions which have improved the financial condition and profitability of HC, and we will continue to evaluate the improving results for HC to determine if and when we will change our accounting for this joint venture from the cash to accrual basis.

PAS — In Egypt, we operate through our 25% interest in PAS, an Egyptian corporation.  PAS provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 40 aircraft and leases 1aircraft from us.

FB Entities — We own a 50% interest in each of the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012.  FBS and FBL own and operate a total of 59 aircraft.

The FB Entities originated in 1996 when Bristow Aviation was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School, a then newly established training school for all branches of the British military, under a fifteen-year contract valued at approximately £500 million over the full term.  FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997.  Bristow Aviation and its partner have given joint and several guarantees of up to £15.0 million ($29.8 million) related to the performance of this contract.  Bristow Aviation has also guaranteed repayment of up to £10 million ($19.9 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above.  Since May 1997, the FB Entities have been awarded additional government work.  These entities together have purchased and modified 12 additional aircraft and maintain a staff of approximately 575 employees.

HLA — We own a 50% interest in HLA, a Louisiana limited liability company.  HLA leases two aircraft from a third party, which it leases to Aeroleo.

Norsk — We own a 49% interest in Norsk, a Norwegian corporation that provides helicopter transportation services in the Norwegian sector of the North Sea.  Norsk operates 12 aircraft, 6 of which are leased from us.  Norsk owns 100% of Lufttransport AS, a Norwegian company which operates 20 aircraft and is engaged in providing air ambulance services in Scandinavia.  As of March 31, 2008, Norsk and its subsidiary operated a total of 32 aircraft.

RLR —  We own a 49% interest in RLR, a Louisiana limited liability company.  RLR owns seven aircraft and leases six aircraft from us, all of which it leases to HC.

In July 2003, we sold six aircraft, at cost, to RLR.  RLR financed 90% of the purchase price of these aircraft through a five-year $31.8 million term loan (the “RLR Note”).  The RLR Note has $19.0 million remaining outstanding and is secured by the six aircraft which have a cumulative carrying value of $24.0 million as of March 31, 2008.  The Company and other shareholder of RLR have provided guarantees of 49% and 51%, respectively, of the RLR Note outstanding as of the most recent July anniversary date.  As of March 31, 2008, the Company and other shareholder of RLR had guaranteed $9.3 million and $9.7 million, respectively.  In addition, the lender has a put option concerning the RLR Note which it may exercise if the aircraft are not returned to the U.S. within 30 days of a default on the RLR Note.  Any such exercise would require us to purchase 100% of the RLR Note from the lender.  We simultaneously entered into a similar agreement with the other RLR shareholder which requires that, in event of exercise by the lender of its put option to us, the other shareholder will be required to purchase 51% of the RLR Note from us.  As of March 31, 2008, a liability of $0.6 million representing the fair value of this guarantee was reflected in our consolidated balance sheet in other accrued liabilities.  The fair value of the guarantee is being amortized over the term of the RLR Note which matures in July 2008.  We expect the RLR Note to be refinanced prior to maturity.

During September 2007, we and the other RLR shareholder each contributed additional capital of approximately $2.0 million to RLR and we loaned RLR $4.1 million under a three-year term loan arrangement which is included in other assets in the consolidated balance sheet as of March 31, 2008.  The funds were used by RLR to purchase an aircraft delivered in September 2007 which was leased to HC.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Aeroleo — In March 2007, we sold our 50% interest in Aeroleo, a Brazilian corporation, to our partners in the joint venture.  We continued to lease aircraft already in country to this entity until the agreements expired in late fiscal year 2008.  Aeroleo provides offshore helicopter transportation services primarily to the Brazilian national oil company and also serves other oil and gas companies.  Aeroleo leases two aircraft from another unconsolidated affiliate of ours (discussed under “HLA”) under agreements that expire in fiscal year 2009.

Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations.  Where we believe that it is probable that an investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates in our consolidated balance sheets.  For each investment evaluated, an impairment of the deferred costs is recognized in the period in which we determine that it is no longer probable that an investment will be made.  In December 2006, we recorded expense of $1.9 million in other income (expense), net, in our consolidated statements of income for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition was no longer probable.  As of March 31, 2008, other costs associated with investment evaluations were not significant.

Our percentage ownership and investment balance for the unconsolidated affiliates is as follows (in thousands):

	Percentage	March 31,
	Ownership	2007	2008
Cost Method:
HC	49%	$7,017	$7,017
PAS	25%	6,286	6,286
Other		1,046	933
Equity Method:
FB Entities	50%	20,011	24,296
Norsk	49%	10,323	9,912
RLR	49%	1,724	3,541
Other		421	482
Total		$46,828	$52,467

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2007	2008
Dividends from entities accounted for on the cost method:
PAS	$2,500	$2,500	$2,750
Other	180	137	179
	2,680	2,637	2,929
Earnings (losses) from entities accounted for on the equity method:
FB Entities	3,694	7,154	10,573
Norsk	2,675	1,635	(467)
RLR	(2,744)	(187)	(142)
Other	453	184	85
	4,078	8,786	10,049
Total	$6,758	$11,423	$12,978

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method of accounting is set forth below (in thousands):

	March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Current assets	$129,428	$143,506
Non-current assets	304,940	311,215
Total assets	$434,368	$454,721
Current liabilities	$80,191	$119,298
Non-current liabilities	292,049	268,968
Equity	62,128	66,455
Total liabilities and equity	$434,368	$454,721

	Fiscal Year Ended March 31,
	2006	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$248,576	$318,589	$342,458
Gross profit	$31,590	$45,906	$48,375
Net income	$8,282	$18,357	$23,048

Note 4 — PROPERTY AND EQUIPMENT

During fiscal year 2008, we received proceeds of $26.6 million from the disposal of 39 aircraft and certain other equipment, resulting in a gain of $9.4 million.  Included in the $9.4 million gain is a total loss on one medium aircraft from a crash in Nigeria, a total loss on two small aircraft in the Gulf of Mexico in flight accidents and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.5 million.  All of these losses were insured.  Additionally, in fiscal year 2008, we settled an insurance claim on an aircraft that was damaged in the North Sea in November 2006, which resulted in a gain of $3.8 million.  The proceeds from this claim totaling $15.6 million were received in May 2008.  The proceeds are presented in non-cash investing activities in our consolidated statement of cash flows for fiscal year 2008.

During fiscal year 2007, we received proceeds of $26.2 million, primarily from the disposal of 12 aircraft and certain other equipment, which together resulted in a net gain of $10.6 million.

During fiscal year 2006, we received proceeds of $16.8 million, primarily from the disposal of one aircraft and certain equipment and from insurance recoveries associated with hurricane Katrina damage, which together resulted in a gain of $0.1 million.

Additionally, on December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016.  See further discussion of this transaction in Note 6.

In January 2004, we entered into a purchase agreement with Eurocopter for two new large aircraft to be delivered in calendar year 2005.  In connection with this purchase agreement, Eurocopter found a purchaser for five of our used large aircraft.  Two of these aircraft were not ready for trade-in upon execution of the contract, ultimately resulting in our issuance of two short-term promissory notes to Eurocopter in August 2005 for the remaining purchase price of these aircraft.  The promissory notes totaled €12.1 million ($14.7 million) in aggregate, which was due to Eurocopter in the event that the two aircraft were not provided to Eurocopter.  In February 2006, the two aircraft were traded in for a value of €9.4 million ($11.5 million), leaving €2.7 million ($3.2 million) outstanding on these notes as of March 31, 2006.  In April 2006, we paid the remaining balance due on these notes, thereby settling the obligation for these aircraft with Eurocopter.  During fiscal year 2006, this transaction was accounted for as a non-monetary exchange of productive assets based on the recorded amount of the non-monetary asset relinquished, and no gain or loss was recorded.  As such, the transaction is included as a non-cash investing activity on our statement of cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

As of March 31, 2007 and 2008, prepaid expense and other current assets included $8.5 million and $6.4 million, respectively, associated with 12 and 4 aircraft, respectively, classified as held for sale.  We recorded impairment charges of $0.5 million and $0.1 million during fiscal years 2006 and 2007, respectively, related to the reduction of the carrying value of aircraft to their fair values.  No impairment charges were recorded in fiscal year 2008 to reduce the carrying value of aircraft to their fair values.

Note 5 — DEBT

Debt as of March 31, 2007 and 2008 consisted of the following (in thousands):

	March 31,
	2007	2008
7½% Senior Notes due 2017, including $0.6 million of unamortized premium	$—	$350,601
6⅛% Senior Notes due 2013	230,000	230,000
Term loans	18,848	16,683
Hemisco Helicopters International, Inc. note	4,380	4,380
Advance from customer	1,400	1,400
Sakhalin debt	4,454	3,154
Total debt	259,082	606,218
Less short-term borrowings and current maturities of long-term debt	(4,852)	(6,541)
Total long-term debt	$254,230	$599,677

7½% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7½% Senior Notes due 2017 (“7 ½% Senior Notes”).  $50 million of the notes were issued for a premium of $0.6 million which is being amortized over the life of the notes as a reduction of interest expense.  These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 7½% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”), which are the same subsidiaries that are guarantors of the $230 million 6⅛% Senior Notes due 2013 (discussed below).  We have used and expect to continue using the net proceeds from the offerings to fund additional aircraft purchases, including aircraft under options, and for general corporate purposes.  The indenture for the 7½% Senior Notes includes restrictive covenants which limits, among other things, our ability  to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates.  Interest on the 7½% Senior Notes is paid on March 15 and September 15 of each year, beginning on September 15, 2007, and the 7½% Senior Notes mature on September 15, 2017.  The 7½% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively.

Pursuant to a registration rights agreement with the holders of our 7½% Senior Notes, we exchanged their notes for publicly registered notes with identical terms on March 3, 2008.

6⅛% Senior Notes due 2013 — On June 20, 2003, we completed an offering of $230 million 6⅛% Senior Notes due 2013 (“6⅛% Senior Notes”).  These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equally in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 6⅛% Senior Notes are guaranteed by the Guarantor Subsidiaries.  The indenture to the 6⅛% Senior Notes includes restrictive covenants which limits, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates.  The 6⅛% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to June 2008 is subject to a make-whole premium and any payment or re-financing after June 2008 but prior to June 2011 is subject to a prepayment premium (approximately 103%, 102% and 101% in June 2008, 2009 and 2010, respectively).

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Term Loans — As discussed further in Note 3, two limited recourse term loans were created in connection with sale and lease transactions for two aircraft entered into with Heliair in fiscal year 1999.  In May 2007, BriLog completed a new $18.7 million term loan financing, the proceeds of which were used to purchase the two aircraft from Heliair in May and July 2007.  Heliair used the sales proceeds to repay the limited recourse term loans concurrently.  This financing and aircraft purchase did not involve the transfer of cash.  See Note 3 for a discussion of our relationship with Heliair.

The new term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million in June 2007, followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 3.95% as of March 31, 2008).  The new term loan is secured by the two aircraft, and we have provided a parent guarantee of the loan.

Hemisco Helicopters International, Inc. note — As discussed in Note 3 above, in order to improve the financial condition of Heliservicio, we and our joint venture partner, CIC, completed a recapitalization of Heliservicio on August 19, 2005.  As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CIC, have notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital.  The $4.4 million note owed by us to Hemisco bears interest at 3% annually and is due on July 31, 2015.

Advance from customer — This advance was made in relation to value added tax items in Kazakhstan and is non-interest bearing.

Sakhalin Debt — On July 16, 2004, we assumed various existing liabilities that were outstanding and secured against assets purchased as part of our acquisition of a business in Sakhalin, Russia.  Two promissory notes totaling $0.8 million as of March 31, 2008 are being repaid over five years at an interest rate of 8.5% and are scheduled to be fully paid in fiscal years 2009 and 2010.  The other liabilities assumed include a finance lease on an aircraft which was fully repaid in fiscal year 2008; a finance lease on an aircraft totaling $2.2 million as of March 31, 2008, with an interest rate of 8.5% and expiring in fiscal year 2009 with a final termination payment of $2.0 million; and a note to the former owner of $0.2 million at March 31, 2008 which will be repaid in fiscal year 2009.

Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”).  The aggregate commitments under the revolving credit facility may be increased to $200 million at our option following our 6⅛% Senior Notes receiving an investment grade credit rating from Moody’s or Standard & Poor’s (so long as the rating of the other rating agency of such notes is no lower than one level below investment grade).  As of March 31, 2008, our Moody’s and Standard & Poor’s ratings were Ba2 and BB, respectively, which are two levels below the investment grade ratings of Baa3 and BBB−, respectively.  In May and November 2007, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $325 million and $375 million, respectively.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions.  The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin.  “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum.  The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating.  Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings.  Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of March 31, 2008.  There is also a commitment fee of 0.20% on undrawn borrowing capacity.  Interest is payable at least quarterly, and the Credit Facilities mature in August 2011.  Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group and the Guarantor Subsidiaries, and the capital stock of certain of our principal foreign subsidiaries.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In addition, the Credit Facilities include covenants which are customary for these types of facilities, including certain financial covenants and restrictions on the ability of Bristow Group and its subsidiaries to enter into certain transactions, including those that could result in the incurrence of additional liens and indebtedness; the making of loans, guarantees or investments; sales of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.

As of March 31, 2008, we had $0.4 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

U.K. Facilities — As of March 31, 2008, Bristow Aviation had a £3.0 million ($6.0 million) facility for bank guarantees, of which £0.5 million ($1.0 million) was outstanding, and a £1.0 million ($2.0 million) net overdraft facility, under which no borrowings were outstanding.  Both facilities are with a U.K. bank.  The letter of credit facility is provided on an uncommitted basis, and outstanding letters of credit bear fees at a rate of 0.7% per annum.  Borrowings under the net overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a spread that can vary between 1% and 3% per annum depending on the net overdraft amount.  The net overdraft facility will be reviewed by the bank annually on August 31 and is cancelable at any time upon notification from the bank.  The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

RLR Note — As discussed in Note 3 above, we guaranteed 49% of the RLR Note ($9.3 million as of March 31, 2008).  In addition, we have given the lender a put option concerning the RLR Note which it may exercise if the aircraft are not returned to the U.S. within 30 days of a default on the RLR Note.  The RLR Note matures in July 2008.  We expect the RLR Note to be refinanced prior to maturity.

Surety Bond — We have provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of March 31, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 184.9 million Mexican pesos ($17.3 million) and a surety bond denominated in U.S. dollars with a value of $1.7 million were outstanding.

Other Matters — Aggregate annual maturities (which excludes unamortized premium of $0.6 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal Year ending March 31
2009	$6,484
2010	2,631
2011	2,342
2012	2,301
2013	2,301
Thereafter	589,558
$605,617

Interest paid in fiscal years 2006, 2007 and 2008 was $16.2 million, $16.1 million and $34.1 million, respectively.  Capitalized interest was $2.4 million, $6.4 million and $12.9 million in fiscal years 2006, 2007 and 2008, respectively.

The estimated fair value of our total debt as of March 31, 2007 and 2008 was $241.8 million and $600.5 million, respectively, based on quoted market prices for the publicly listed 7½% Senior Notes, 6⅛% Senior Notes and the carrying value for all our other debt, which approximates fair value.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 6 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft.  As of March 31, 2008, we had 35 aircraft on order and options to acquire an additional 50 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating margin.

	Fiscal Year Ending March 31,
	2009		2010		2011	2012	2013	Total
Commitments as of March 31, 2008:
Number of aircraft:
Medium	6		3		—	—	—	9
Large	11		5		—	—	—	16
Training	10		—		—	—	—	10
	27	(1)	8	(2)	—	—	—	35
Related expenditures (in thousands) (3)	$262,200		$87,078		$—	$—	$—	$349,278
Options as of March 31, 2008:
Number of aircraft:
Medium	—		3		6	11	13	33
Large	—		6		10	1	—	17
	—		9		16	12	13	50
Related expenditures (in thousands) (3)	$63,628		$229,972		$226,283	$155,407	$127,086	$802,376
_________

(1)	Signed customer contracts are currently in place for 8 of these 17 non-training aircraft.

(2)	No signed customer contracts are currently in place for these 8 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.
The following chart presents an analysis of our aircraft orders and options during fiscal years 2006, 2007 and 2008:

	Fiscal Year Ending
	March 31, 2006		March 31, 2007		March 31, 2008
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	14	—	51	24	31	52
Aircraft delivered (1)	(12)	—	(25)	—	(34)	—
Aircraft ordered	49	—	17	(9)	20	(19)
New options	—	24	—	31	—	17
Training aircraft	—	—	—	—	18	—
Orders converted to options	—	—	(12)	12	—	—
Expired options	—	—	—	(6)	—	—
End of fiscal year	51	24	31	52	35	50
_________

(1)	Includes nine training aircraft delivered during fiscal year 2008.

Sale and Leaseback Financing —  On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation, and then leased back each of the nine aircraft under separate operating leases with terms of ten years expiring in January 2016.  Each “net” lease agreement requires us to be responsible for all operating costs and has an effective interest rate of approximately 5% for the first 60 months.  Rent payments under each lease are payable monthly and total $6.3 million and $7.6 million annually during the first 60 months and second 60 months, respectively, for all nine leases in aggregate.  Each lease has a purchase option upon

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

expiration and an early purchase option at 60 months (December 2010).  The early purchase option price for the nine aircraft at 60 months is approximately $52 million in aggregate.  There was a deferred gain on the sale of the aircraft in the amount of $10.8 million in aggregate.  The deferred gain is being amortized as a reduction in lease expense over the 10 year lease in proportion to the rent payments.  Additional collateral in the amount of $11.8 million, which consists of five aircraft and a $2.5 million letter of credit, was released in fiscal year 2008 following the conclusion of the U.S. Securities and Exchange Commission (“SEC”) investigation related to the Internal Review (see discussion below).  The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.

Operating Leases — We have noncancelable operating leases in connection with the lease of certain equipment, land and facilities, including the leases with a subsidiary of General Electric Capital Corporation discussed above.  Rental expense incurred under all operating leases included in income from continuing operations, except for those with terms of a month or less that were not renewed, was $9.8 million, $17.5 million and $22.8 million in fiscal years 2006, 2007 and 2008, respectively.  As of March 31, 2008, aggregate future payments under noncancelable operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal Year ending March 31
2009	$13,370
2010	10,578
2011	9,676
2012	9,856
2013	9,371
Thereafter	26,306
$79,157

Collective Bargaining Agreement — We employ approximately 330 pilots in our North America operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005.  The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several other benefit plans.

We are currently involved in negotiations with unions representing our pilots and engineers in the U.K.  As a result of the negotiations complete to date, labor rates under our existing contracts increased 4-5% starting in July 2007, and the new labor rates will continue through June 2008.

During the three months ended December 31, 2007, we completed annual contract negotiations with the unions in Nigeria, which resulted in increased labor costs.

In April 2008, an agreement was successfully negotiated with the pilot’s union in Australia. The agreement extends to June 30, 2010 and we do not anticipate any action by pilots prior to the expiration of the agreement. The agreement was lodged with the relevant authorities to become binding on all parties at the beginning of May 2008.  As a result of this agreement, labor rates increased 20.4%, portions of which were retroactive to May 2007 and January 2008. Additional increases of 5% will become effective in September 2008 and July 2009.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

During fiscal years 2006 and 2007, we incurred approximately $10.5 million and $3.1 million in professional fees related to the Internal Review and related matters.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC and incurred $0.6 million for legal fees related to the DOJ investigation relating to the Internal Review.

Document Subpoena Relating to DOJ Antitrust Investigation — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the DOJ.  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  We believe we have submitted to the DOJ substantially all documents responsive to the subpoena.  We have had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  We intend to continue to provide additional information as required by the DOJ in connection with the investigation.  There is no assurance that, after review of any information furnished by us or by third parties, the DOJ will not ultimately conclude that violations of U.S. antitrust laws have occurred.  The period of time necessary to resolve the DOJ antitrust investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for our Company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred $2.6 million, $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2006, 2007 and 2008, respectively, and significant expenditures may continue to be incurred in the future.

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

Hurricanes Katrina and Rita — As a result of hurricanes Katrina and Rita in the fall of 2005, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage.  In particular, hurricane Katrina caused a total loss of our Venice, Louisiana, shorebase facility, and hurricane Rita severely damaged the Creole, Louisiana, base and flooded the Intracoastal City, Louisiana, base.  These facilities have since been reopened.  We recorded a $0.2 million net gain during fiscal year 2006, ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.  During fiscal year 2008, we settled our claim for $0.3 million less than anticipated resulting in a pre-tax net loss of $0.1 million.  Total insurance recoveries received relating to the hurricanes were $2.5 million.

Supply Agreement with Timken — As discussed in Note 2, in conjunction with the sale of certain of the assets of Turbo to Timken, we signed a supply agreement with Timken through which we are obligated to purchase parts and components and obtain repair services totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  In fiscal years 2007 and 2008, we purchased $0.6 million and $4.2 million, respectively, under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($19.9 million) of the debt of FBS and $9.3 million of the debt of RLR, both unconsolidated affiliates.  See discussion of these commitments in Note 3.  As of March 31, 2008, we have recorded a liability of $0.6 million representing the fair value of the guarantee of the RLR Note, which is reflected in our consolidated balance sheet in other accrued liabilities.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time; as of March 31, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 184.9 million Mexican pesos ($17.3 million) and a surety bond denominated in U.S. dollars with a value of $1.7 million were outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following table summarizes our commitments under these guarantees as of March 31, 2008:

Amount of Commitment Expiration Per Period
Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Thereafter
(In thousands)
$49,220	$14,150	$5,959	$19,875	$9,238

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

Note 7 — TAXES

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2007	2008
	(In thousands)
Deferred tax assets:
Foreign tax credits	$35,910	$15,502
Accrued pension liability	61,658	70,518
Maintenance and repair	9,898	13,852
Accrued equity compensation	—	4,662
Deferred revenues	3,028	2,992
Other	7,048	6,787
Valuation allowance	(9,417)	(7,865)
Total deferred tax assets	108,125	106,448
Deferred tax liabilities:
Property and equipment	(169,957)	(173,249)
Inventories	(13,172)	(12,700)
Investments in unconsolidated affiliates	(14,889)	(17,298)
Other	(3,807)	(4,186)
Total deferred tax liabilities	(201,825)	(207,433)
Net deferred tax liabilities	$(93,700)	$(100,985)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources.  However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income.  The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years.  As of March 31, 2007 and 2008, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits.  Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

A portion of the above foreign tax credit asset represents the expected U.S. foreign tax credit that would result from the recognition of foreign deferred tax liabilities.  As such, the credit may not be claimed on the U.S. income tax return until such time that the related foreign deferred tax liabilities become current.  As of March 31, 2007 and 2008, $27.9 million and $11.1 million, respectively, of the above foreign deferred tax asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

As of March 31, 2008, our U.S. foreign tax credit carryovers generated by fiscal year and the related expiration dates of those credits if they were to expire unutilized are as follows:

Fiscal Year Generated	Amount of Carryover	Expiration Date
	(In thousands)
2004	$3,392	March 31, 2014
Total carryover to fiscal year 2009	$3,392

The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2006, 2007 and 2008 are as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Domestic	$3,986	$27,376	$29,455
Foreign	65,211	83,953	122,802
Total	$69,197	$111,329	$152,257

The provision for income taxes from continuing operations for fiscal years 2006, 2007 and 2008 consisted of the following:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Current:
Domestic	$816	$(2,764)	$4,321
Foreign	12,225	21,824	27,478
	13,041	19,060	31,799
Deferred:
Domestic	(1,117)	18,352	16,312
Foreign	3,616	5,332	(2,033)
	2,499	23,684	14,279

Increase (decrease) in valuation allowance	(872)	(3,963)	(1,552)
Total	$14,668	$38,781	$44,526

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The reconciliation of U.S. Federal statutory tax rate to the effective income tax rate for the provision of income taxes from continuing operations is shown below:

	Fiscal Year Ended March 31,
	2006	2007	2008
Statutory rate	35.0%	35.0%	35.0%
Foreign earnings taxed at rates other than the U.S. rate	5.6%	11.1%	7.2%
Foreign earnings indefinitely reinvested abroad	(24.5)%	(8.7)%	(11.2)%
Foreign earnings repatriated at reduced U.S. rate	5.8%	—%	—%
Change in valuation allowance	(1.2)%	(3.5)%	(1.0)%
State taxes provided	1.8%	0.2%	(0.3)%
Taxes related to goodwill recognized upon the disposition of Turbo (Note 2)	—%	2.2%	—%
Effect of reduction in U.K. corporate income tax rate	—%	—%	(1.7)%
Release of deferred tax on entity restructuring	—%	—%	(2.3)%
Other, net	(1.3)%	(1.5)%	3.5%
Effective tax rate	21.2%	34.8%	29.2%

The U.S. Internal Revenue Service has examined our U.S. Federal income tax returns for all years through 1996.  All tax years through 2003 have been closed, either through settlement or expiration of the statute of limitations.  An examination of the Company’s U.S. income tax return for fiscal years 2004 and 2005 began in late 2006.  The examination has yet to be concluded, but a number of proposed adjustments have been agreed to, and those adjustments have been reflected in the current year tax provision.

Effective April 1, 2008, the corporation income tax rate in the U.K. decreases from 30% to 28%.  As such, the portion of our deferred tax assets and liabilities related to the U.K. were revalued based on the 28% rate to be effective in prospective periods, resulting in a tax benefit of $2.5 million in our tax provision for fiscal year 2008.

On April 1, 2008, we completed an internal reorganization that restructured our holdings in Bristow Aviation in an effort to simplify our legal entity structure and reduce administrative costs associated with our ownership in Bristow Aviation.  In late March 2008, we completed part of this overall restructuring that resulted in the need to release $3.5 million of previously provided U.S. deferred tax on the assets subject to the restructuring.  The additional transactions completed on April 1, 2008 are expected to result in a charge to other comprehensive income in the first quarter of fiscal year 2009 as a result of a reduction of approximately $10 million in deferred tax assets associated with our net pension liability; however, we do not expect these transactions to result in a material impact on net income.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes.  Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority.  As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken.  The following table summarizes the years open by jurisdiction at March 31, 2008:

Jurisdiction	Years Open
U.S.	2004 to present
U.K.	1998 to present
Nigeria	2000 to present

As discussed under “Recent Accounting Pronouncements” in Note 1, on April 1, 2007 we adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 requires enterprises to evaluate tax positions using a two-step process consisting of recognition and measurement.  The effects of a tax position are recognized in the period in which we determine that it is more likely than not (defined as a more than 50% likelihood)that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years.  The adoption of FIN 48 on April 1, 2007 did not affect our beginning retained earnings because we had previously reserved for uncertain tax positions.  We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity.  In fiscal years 2006, 2007 and 2008, we had net reversals of $11.4 million, $3.4 million and $2.2 million, respectively, of reserves for tax contingencies as a result of the expiration of the related statutes of limitations or resolution of matters with tax authorities.  Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes.  As of March 31, 2007 and 2008, $0.3 million and $0.4 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.

As of the April 1, 2007 date of adoption of FIN 48 and March 31, 2008, we had $6.3 million and $3.0 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

The activity associated with our unrecognized tax benefit during fiscal year 2008 is as follows (in thousands):

Unrecognized tax benefits at April 1, 2007	$6,310
Increases for tax positions taken in prior years	1,487
Decreases for tax positions taken in prior years	(4,380)
Decreases related to settlements with tax authorities	(411)
Unrecognized tax benefits at March 31, 2008	$3,006

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $56.6 million and $90.5 million as of March 31, 2007 and 2008, respectively.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.  Therefore, no accrual of income tax has been made for fiscal year 2008 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year.  Withholding taxes, if any, upon repatriation would not be significant.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted in October 2004, included a provision creating a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85% deduction for certain dividends paid by controlled foreign corporations of U.S. corporations.  The favorable U.S. tax treatment of repatriations under the Jobs Act applied to qualifying distributions of $46.1 million that we received through March 31, 2006.  After consideration of the 85% dividends received deduction, $11.4 million of the distribution is taxable in the U.S. resulting in a current tax liability of $4.0 million, which has been reflected in our tax position for fiscal year 2006.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions.  This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate.  The tax benefit for fiscal years 2006, 2007 and 2008 totaled approximately $0.3 million, $1.1 million and $1.7 million, respectively.

Income taxes paid during fiscal years 2006, 2007 and 2008 were $31.3 million, $21.6 million and $33.8 million, respectively.

Other Taxes

During fiscal year 2008, we reversed $5.4 million and $1.3 million in accruals for sales tax contingency and employee taxes in West Africa, respectively, and $1.6 million in accruals for employee taxes in Europe, all of which was included as a reduction in direct costs in our consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 8 — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

We currently have two qualified defined contribution plans, which cover substantially all employees other than Bristow Aviation employees.

The Bristow Group Inc. Employee Savings and Retirement Plan (“Bristow Plan”) covers corporate and Air Logistics employees.  Under the Bristow Plan, we match each participant’s contributions up to 3% of the employee’s compensation.  In addition, under the Bristow Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.

Bristow Helicopters (a wholly owned subsidiary of Bristow Aviation) and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan.  A defined contribution plan has replaced the defined benefit pension plans for future accrual.  The defined benefit pension plans, which covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997, are closed to future accrual and any deficits are funded by contributions by Bristow Helicopters and BIAGL.  The defined benefits were based on the employee’s annualized average last three years’ pensionable salaries up to the date of closure for future accrual.  Plan assets are held in separate funds administered by the trustees (the “Trustees”), which are primarily invested in equities and bonds in the U.K.  This plan limits the rate of annual increases in pensionable salary to the lesser of annual increases in a retail price index or 5%. For members of the two closed defined benefits pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the scheme has been 7.35% for pilots.  Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution.  In addition, there are three defined contribution plans for staff who were not members of the original benefit plans, two of which are closed to new members.

Our contributions to our defined contribution plans were $7.2 million, $8.2 million and $10.2 million for fiscal years 2006, 2007 and 2008, respectively.

We adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on March 31, 2007. The adoption of SFAS No. 158 had no impact on our net income or comprehensive income.  The primary impact was the reflection of a net accrued pension liability ($113.1 million as of March 31, 2007) versus the prior presentation of showing the prepaid pension costs separately from the accrued pension liability.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	Fiscal Year Ended
	March 31,
	2007	2008
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$429,085	$499,387
Service cost	261	285
Interest cost	22,703	26,521
Actuarial gain (loss)	9,162	(2,776)
Benefit payments and expenses	(17,547)	(17,603)
Effect of exchange rate changes	55,723	6,166
Projected benefit obligation (PBO) at end of period	$499,387	$511,980
Change in plan assets:
Market value of assets at beginning of period	$329,771	$386,318
Actual return on assets	20,347	(10,556)
Employer contributions	10,832	14,703
Benefit payments and expenses	(17,547)	(17,603)
Effect of exchange rate changes	42,915	4,962
Market value of assets at end of period	$386,318	$377,824
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$499,387	$511,980
Projected benefit obligation (PBO)	$499,387	$511,980
Fair value of assets	(386,318)	(377,824)
Net recognized pension liability	$113,069	$134,156
Amounts recognized in accumulated other comprehensive loss	$163,096	$195,902

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$280	$261	$285
Interest cost on PBO	21,326	22,703	26,521
Expected return on assets	(19,401)	(23,490)	(27,454)
Amortization of unrecognized losses	3,649	3,641	4,141
Net periodic pension cost	$5,854	$3,115	$3,493

The amount in accumulated other comprehensive loss as of March 31, 2008 expected to be recognized as a component of net periodic pension cost in fiscal year 2009 is $3.4 million, net of tax, and represents amortization of the net actuarial losses.

Actuarial assumptions used to develop these components were as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008
Discount rate	4.95%	5.30%	6.20%
Expected long-term rate of return on assets	6.90%	6.60%	7.10%
Rate of compensation increase	2.70%	3.00%	3.50%

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Under U.K. legislation, it is the Trustees who are responsible for the investment strategy of the two plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers.  The Trustees of the Bristow Staff Pension Scheme (the “Scheme”) have the following three stated primary objectives when determining investment strategy:

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

(iii)	subject to these constraints, the Trustees’ investment objective is to maximize the return on the assets held.

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

The market value of the plan assets as of March 31, 2007 and 2008 was allocated between asset classes as follows.  Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

	Target Allocation As of March 31,		Actual Allocation as of March 31,

Asset Category	2007	2008	2007	2008
Equity securities	66.0%	68.0%	67.8%	64.8%
Debt securities	34.0%	31.7%	31.7%	34.3%
Other assets	0.0%	0.3%	0.5%	0.9%
Total	100.0%	100.0%	100.0%	100.0%

Estimated future benefit payments over each of the next five fiscal years from March 31, 2008 and in aggregate for the following five fiscal years after fiscal year 2013, including life assurance premiums, are as follows:

Projected Benefit Payments by the Plan for Fiscal Years Ending March 31,	Payments
(In thousands)
2009	$20,074
2010	21,465
2011	23,453
2012	25,440
2013	27,030
Aggregate 2014 – 2018	162,975

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets.

In May 2006, the Pensions Regulator (“TPR”) in the U.K. published a statement on regulating the funding of defined benefit schemes.  In this statement, TPR focused on a number of items including the use of triggers to determine the level of funding of the schemes.  Our contributions to the plans for the fiscal year ending March 31, 2009 are expected to be $14.6 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Stock–Based Compensation

Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”).  1,200,000 shares of Common Stock are reserved, including 1,168,183 available for incentive awards under the 2007 Plan.  Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.

The 2003 Non-qualified Stock Option Plan for Non-employee Directors (“2003 Director Plan”) provides for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan.  As of the date of each annual meeting, each non-employee director who meets certain attendance criteria is automatically granted an option to purchase 5,000 shares of our Common Stock.  The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.  25,000 shares remain for future grants under this plan.

In addition, the Company has the following incentive and stock plans which have awards outstanding as of March 31, 2008 but under which we no longer make future grants:

•
The 1994 Long-Term Management Incentive Plan, as amended (“1994 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-based awards or any combination thereof.  Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.  This plan expired in 2005.

•
The 2004 Stock Incentive Plan (“2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof.  Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.  This plan expired in 2007.

•
The 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended, (“1991 Director Plan”), which provided that as of the date of each annual meeting, each non-employee director who meets certain attendance criteria was automatically granted an option to purchase 2,000 shares of our Common Stock.  The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and have an indefinite term.  This plan expired in 2003.

On December 5, 2007, our board of directors established a new program to allow vesting of outstanding stock options and restricted stock grants and to waive forfeitures of outstanding performance restricted stock units in retirement if the employee has achieved no less than five consecutive years of employment with the Company, voluntarily terminates employment after the age of 62 and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company.  Upon termination of employment, any unexercised options to purchase Common Stock and shares of restricted stock under the 1994, 2004 and 2007 Plans will automatically vest and options will remain exercisable for the remainder of the term specified in the applicable award document and any outstanding performance restricted stock units granted under the 2004 or 2007 Plans will not be forfeited solely due to termination of employment so that the right remains to receive shares of Common Stock if the applicable performance measures are achieved in accordance with the 2004 or 2007 Plans.  This change affected 19 employees and resulted in additional stock-based compensation expense of $0.4 million for fiscal year 2008.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Compensation,” we provided pro forma net income and earnings per share for each period as if we had applied the fair value method to measure stock-based compensation expense.  Compensation expense related to awards of restricted stock units was recorded in our statements of income over the vesting period of the awards.

Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for stock-based compensation using the modified prospective transition method and therefore did not restate our prior period results.  SFAS No. 123(R) supersedes and revises guidance in APB No. 25 and SFAS No. 123.  Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards.  The modified prospective transition method applies to (1) unvested stock options under our stock option plans as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) any new share-based awards granted subsequent to March 31, 2006 (including restricted stock units), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is commensurate with the vesting term.

The adoption of SFAS No. 123(R) on April 1, 2006 had the effect of reducing our income before provision for income taxes and minority interest and net income in fiscal year 2007 as follows:

Fiscal Year Ended
March 31, 2007
(In thousands)
Reduction in income before provision for income taxes and minority interest	$2,527
Reduction in net income	1,643

Basic and diluted earnings per share in fiscal year 2007 were impacted by the adoption of SFAS No. 123(R) as follows:

Fiscal Year Ended
March 31, 2007
Decrease in earnings per share:
Basic	$(0.07)
Diluted	(0.06)

Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units was $0.6 million, $4.9 million and $9.5 million for fiscal years 2006, 2007 and 2008, respectively.  Stock-based compensation expense has been allocated to our various business units.

Under our incentive and stock option plans there are 2,450,218 shares of Common Stock reserved for issuance as of March 31, 2008, of which 1,193,183 shares are available for future grants.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

A summary of our stock option activity for fiscal year 2008 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at March 31, 2007	$28.42	763,301
Granted	46.84	246,960
Exercised	25.11	(230,570)
Expired or forfeited	35.37	(17,826)
Outstanding at March 31, 2008	35.40	761,865	8.30	$13,783
Exercisable at March 31, 2008	31.19	437,451	7.97	$10,041

Stock options granted to employees under the 1994, 2004 and 2007 Plans during fiscal years 2006, 2007 and 2008 vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant.  Stock options granted to non-employee directors under the 1991 and 2003 Director Plans vest after six months.

We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R).  The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options.

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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2007 and 2008.

	Fiscal Years Ended March 31,
	2007	2008
Risk free interest rate	5.0% - 5.2%	3.0% - 4.7%
Expected life (years)	4	4
Volatility	30% - 34%	34% - 45%
Dividend yield	—	—
Weighted average grant-date fair value of options granted	$12.01	$18.94

Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.5 million as of March 31, 2008, relating to a total of 324,414 unvested stock options under our stock option plans.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.94 years.  The total fair value of options vested during fiscal years 2006, 2007 and 2008 was approximately $1.3 million, $1.7 million and $2.6 million, respectively.

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2006, 2007 and 2008 was $0.8 million, $3.2 million and $6.1 million, respectively.  The total amount of cash that we received from

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

option exercises during fiscal years 2006, 2007 and 2008 was $1.4 million, $3.9 million and $5.8 million, respectively.  The total tax benefit attributable to options exercised during fiscal years 2007 and 2008 was $1.1 million and $1.7 million, respectively.

SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.  The excess tax benefits from stock-based compensation for fiscal years 2007 and 2008 of $1.1 million and $1.7 million, respectively, are reported on our consolidated statements of cash flows in financing activities.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Bristow Group has two forms of restricted stock units that vest under different conditions.  The first form of restricted stock units fully vest on the third anniversary from the date of grant if the “Cumulative Annual Shareholder Return” as defined in the restricted stock unit agreement (“CASR”) equals or exceeds 15%, or partially vests if the CASR is less than 15% but greater than or equal to 10%.  Any unvested restricted stock units will vest on the fourth anniversary from the date of grant under the same conditions as outline above, or on the fifth anniversary from the date of grant if the CASR equals or exceeds 3%.  Any restricted stock units that do not vest on the fifth anniversary from the date of grant will expire.

The second form of restricted stock units fully vest on the third anniversary from the date of grant if the CASR equals or exceeds 3%.  Any unvested restricted stock units will vest on the fifth anniversary date from the date of grant if the CASR equals or exceeds 3%.  Any restricted stock units that do not vest on the fifth anniversary from the date of grant will expire.

Additionally, we have restricted stock awards that cliff vest on the third anniversary from the date of grant provided the grantee is still employed by the Company, subject to the Company’s retirement policy.

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements.  The estimated service period is reassessed quarterly.  Changes in this estimate may cause the timing of expense recognized in future periods to accelerate.  Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2006, 2007 and 2008 was $0.6 million, $2.4 million and $6.4 million, respectively.

The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2008 and changes during fiscal year 2008:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Units	Per Unit
Non-vested as of March 31, 2007	371,940	$32.20
Granted	214,610	45.17
Forfeited	(34,030)	35.63
Vested	(57,350)	33.02
Non-vested as of March 31, 2008	495,170	37.47

Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $12.3 million as of March 31, 2008, relating to a total of 495,170 unvested restricted stock and restricted stock units.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 2.61 years.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Prior Period Pro Forma Presentation — The following table illustrates the effect on net income and earnings per share for fiscal year 2006 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

Fiscal Year Ended March 31, 2006
(In thousands, except per share amounts)
Net income, as reported	$57,809
Stock-based employee compensation expense included in reported net income, net of tax	476
Stock-based employee compensation expense, net of tax	(1,758)
Pro forma net income	$56,527
Basic earnings per common share:
Earnings per common share, as reported	$2.48
Stock-based employee compensation expense, net of tax	(0.06)
Pro forma basic earnings per common share	$2.42
Diluted earnings per common share:
Earnings per common share, as reported	$2.45
Stock-based employee compensation expense, net of tax	(0.06)
Pro forma diluted earnings per common share	$2.39

For purposes of determining compensation expense using the provision of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option pricing method.  The key input variables used in valuing options granted in fiscal year 2006 were:  risk-free interest rate of 4.0% to 5.2%; dividend yield of zero; stock price volatility of 30%; and expected option lives of four years.  The weighted average grant-date fair value of options granted during fiscal year 2006 was $9.24.

Other Compensation Plans

The Annual Incentive Compensation Plan (“Annual Plan”) provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance.  The bonuses related to this plan were $3.9 million, $4.9 million and $6.6 million for fiscal years 2006, 2007 and 2008, respectively.

In January 2004, we instituted a new non-qualified deferred compensation plan for our senior executives.  Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date.  In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf.  We contributed $0.2 million, $0.4 million and $0.6 million to this plan in fiscal years 2006, 2007 and 2008, respectively.  The assets of the plan are held in a rabbi trust and are subject to our general creditors.  As of March 31, 2008, the amount held in trust was $3.0 million.

Note 9 — STOCKHOLDERS’ INVESTMENT AND EARNINGS PER SHARE

Stockholders’ Investment

Preferred Stock — In September and October 2006, we issued 4,600,000 shares of Preferred Stock, in a public offering, for net proceeds of $222.6 million.  We used the net proceeds from this offering to acquire aircraft and for working capital and other general corporate purposes, including acquisitions.

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

Common Stock — On August 2, 2007, our stockholders approved an increase to the number of authorized shares of our Common Stock from 35,000,000 to 90,000,000.

The total number of authorized shares of Common Stock reserved as of March 31, 2008 was 9,886,311.  These shares are reserved in connection with our Preferred Stock and our stock-based compensation plans.  We no longer have any authorized shares of Common Stock reserved in connection with prior acquisitions.

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2008, approximately 1,970,000 shares of our Common Stock were held by persons with foreign addresses.  These shares represented approximately 8.2% of our total outstanding common shares as of March 31, 2008.  Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock and our Preferred Stock is publicly traded.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Other — We adopted a stockholder rights plan on February 9, 1996, as amended on May 6, 1997 and on January 10, 2003, designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control without paying all stockholders a fair price.  The rights plan was not adopted in response to any specific takeover proposal.  Under the rights plan, we declared a dividend of one right (“Right”) on each share of our Common Stock.  Each Right entitles the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $50.00.  Each Right entitles its holder to purchase a number of common shares of the Company having a market value of twice the exercise price.  The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of ten percent or more of our Common Stock (except that certain institutional investors may hold up to 12.5%).  The dividend distribution was made on February 29, 1996 to stockholders of record on that date.  In February 2006, the stockholder rights plan was amended to extend the expiration date of the Rights from February 28, 2006 to February 28, 2009.

Earnings Per Share

Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per common share for fiscal years 2006, 2007 and 2008 excluded options to purchase 100,235, 256,773 and 409,229 shares, respectively, at weighted average exercise prices of $33.70, $34.14 and $38.16, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per share for fiscal years 2007 and 2008 also included weighted average shares resulting from the assumed conversion of the Preferred Stock at the conversion rate that results in the most dilution, which is 1.4180 shares of Common Stock for each share of Preferred Stock.  The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2006	2007	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$54,310	$64,715	$95,164
Preferred Stock dividends	—	6,633	12,650
Income available to common stockholders – diluted	$54,310	$71,348	$107,814

Discontinued operations:
Income (loss) available to common stockholders – basic and diluted	$3,499	$2,824	$(3,822)
Net earnings:
Income available to common stockholders – basic	$57,809	$67,539	$91,342
Preferred Stock dividends	—	6,633	12,650
Income available to common stockholders – diluted	$57,809	$74,172	$103,992
Shares:
Weighted average number of common shares outstanding – basic	23,341,315	23,496,253	23,772,425
Assumed conversion of Preferred Stock outstanding during the period	—	3,420,621	6,522,800
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	262,877	137,880	218,677
Weighted average number of common shares outstanding – diluted	23,604,192	27,054,754	30,513,902
Basic earnings per common share:
Earnings from continuing operations	$2.33	$2.75	$4.00
Earnings (loss) from discontinued operations	0.15	0.12	(0.16)
Net earnings	$2.48	$2.87	$3.84
Diluted earnings per common share:
Earnings from continuing operations	$2.30	$2.64	$3.53
Earnings (loss) from discontinued operations	0.15	0.10	(0.12)
Net earnings	$2.45	$2.74	$3.41

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 10 — SEGMENT INFORMATION

As of March 31, 2008, we conducted our business in one segment: Helicopter Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through eight business units within those divisions: North America and South and Central America within the Western Hemisphere division; Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere division; and Bristow Academy within the Global Training division.  Our EH Centralized Operations business unit is comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) in the Eastern Hemisphere and division level expenses for our Eastern Hemisphere businesses.  These operations are not included within any other business unit as they are managed centrally by our Eastern Hemisphere management separate and apart from these other operations. Our EH Centralized Operations expense maintenance costs as incurred and charge the other business units maintenance cost based on a rate per flight hour.  These charges are reflected as a reduction in direct costs for EH Centralized Operations and an increase in direct costs of the other business units.

We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso name.  As discussed in Note 2, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.

Amounts presented in the capital expenditures table for fiscal years 2006 and 2007, and in the identifiable assets and long-lived assets tables as of March 31, 2007, have been reclassified from our prior presentation to conform to current period presentation.

The following shows reportable segment information for the fiscal years ended March 31, 2006, 2007 and 2008, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Segment gross revenue from external customers:
North America	$211,469	$235,178	$234,717
South and Central America	42,869	52,820	63,863
Europe	241,750	292,705	359,706
West Africa	107,411	131,141	170,770
Southeast Asia	61,168	73,404	111,117
Other International	33,934	45,876	46,737
EH Centralized Operations	10,607	11,996	10,931
Bristow Academy	—	—	14,787
Corporate	693	475	136
Total segment gross revenue	$709,901	$843,595	$1,012,764

Intrasegment gross revenue:
North America	$5,013	$4,800	$2,941
South and Central America	—	—	—
Europe	3,544	5,229	2,038
West Africa	—	—	—
Southeast Asia	—	—	—
Other International	1,405	129	781
EH Centralized Operations	142	1,900	11,435
Bristow Academy	—	—	—
Total intrasegment gross revenue	$10,104	$12,058	$17,195

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Consolidated gross revenue reconciliation:
North America	$216,482	$239,978	$237,658
South and Central America	42,869	52,820	63,863
Europe	245,294	297,934	361,744
West Africa	107,411	131,141	170,770
Southeast Asia	61,168	73,404	111,117
Other International	35,339	46,005	47,518
EH Centralized Operations	10,749	13,896	22,366
Bristow Academy	—	—	14,787
Intrasegment eliminations	(10,104)	(12,058)	(17,195)
Corporate	693	475	136
Total consolidated gross revenue	$709,901	$843,595	$1,012,764

Consolidated operating income (loss) reconciliation:
North America	$30,717	$29,210	$32,559
South and Central America	6,662	15,825	14,852
Europe	48,692	52,819	77,348
West Africa	11,981	18,798	31,941
Southeast Asia	9,851	13,370	23,754
Other International	9,062	9,309	(283)
EH Centralized Operations	(25,012)	(13,580)	(13,391)
Bristow Academy	—	—	(809)
Gain on disposal of assets	103	10,615	9,390
Corporate	(23,589)	(25,238)	(26,613)
Total consolidated operating income	$68,467	$111,128	$148,748

Capital expenditures:
North America	$16,541	$29,064	$34,518
South and Central America	537	30,025	9,007
Europe	39,521	88,400	107,212
West Africa	28,716	1,892	15,823
Southeast Asia	1,349	221	4,355
Other International	1,007	1,861	8,974
EH Centralized Operations	4	63	297
Bristow Academy	—	—	7,073
Corporate (1)	66,480	153,080	150,608
Total capital expenditures (2)	$154,155	$304,606	$337,867

Depreciation and amortization:
North America	$12,436	$11,553	$12,245
South and Central America	3,661	3,891	3,878
Europe	10,803	11,671	17,668
West Africa	5,741	6,601	8,090
Southeast Asia	3,681	3,497	4,090
Other International	3,031	3,511	5,161
EH Centralized Operations	2,612	1,510	753
Bristow Academy	—	—	1,840
Corporate	95	225	415
Total depreciation and amortization	$42,060	$42,459	$54,140

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	March 31,
	2007	2008
	(In thousands)
Identifiable assets:
North America	$249,084	$301,494
South and Central America	109,279	132,038
Europe	416,447	509,413
West Africa	167,826	252,458
Southeast Asia	92,173	165,431
Other International	79,385	99,185
EH Centralized Operations	47,049	51,291
Bristow Academy	—	33,966
Corporate (3)	318,406	432,079
Total identifiable assets (4)	$1,479,649	$1,977,355
_________

(1)	Includes $66.1 million, $152.9 million and $150.4 million of construction in progress payments that were not allocated to business units in fiscal years 2006, 2007 and 2008, respectively.

(2)	Excludes $0.1 million, $0.2 million and $0.1 million of capital expenditures for discontinued operations for fiscal years 2006, 2007 and 2008, respectively.

(3)
Includes $167.8 million and $182.9 million in progress payments on aircraft scheduled to be delivered in future periods for fiscal years 2007 and 2008, respectively, which is included in construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2007 and 2008.

(4)	Excludes $26.2 million in identifiable assets from discontinued operations as of March 31, 2007.

We attribute revenue to various countries based on the location where helicopter services are actually performed.  Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end.  Entity-wide information by geographic area is as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)
Gross revenue:
United Kingdom	$250,304	$304,669	$357,706
United States	158,135	186,187	249,641
Nigeria	107,411	131,141	170,770
Australia	52,382	66,679	102,774
Trinidad	24,659	30,355	37,441
Mexico	10,849	14,021	17,014
Other countries	106,161	110,543	77,418
	$709,901	$843,595	$1,012,764

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	March 31,
	2007	2008
	(In thousands)
Long-lived assets
United States (1)	$141,963	$194,482
United Kingdom	234,710	333,686
Nigeria	114,916	132,935
Norway	59,004	95,651
Australia	59,027	74,533
Trinidad	40,813	46,179
Other countries	73,298	112,190
Construction in progress attributable to aircraft (2)	167,790	182,882
	$891,521	$1,172,538
_________

(1)	Excludes $0.4 million in long-lived assets from discontinued operations as of March 31, 2007.

(2)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.

Goodwill was $6.6 million and $15.7 million as of March 31, 2007 and 2008, respectively.  The increase in goodwill between March 31, 2007 and March 31, 2008 is primarily the result of the acquisition of HAI in fiscal year 2008, which had $8.9 million in goodwill (see Note 2).

During fiscal year 2008, we conducted operations in over 20 countries including the U.S. and the U.K.  Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions.  During fiscal years 2006, 2007 and 2008, the aggregate activities of one international oil company customer accounted for 10%, 18% and 21%, respectively, of consolidated gross revenue.  During fiscal year 2008, our top ten customers accounted for 57% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 11 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30	September 30 (1)	December 31 (2)	March 31 (3)(4)
	(In thousands, except per share amounts)
Fiscal Year 2007
Gross revenue	$206,280	$209,629	$211,009	$216,677
Operating income (5) (6)	29,641	29,470	20,241	31,776
Income from continuing operations (5) (6) (7)	16,289	18,145	9,934	26,980
Income from discontinued operations (8)	940	930	517	437
Basic earnings per common share:
Earnings from continuing operations	$0.70	$0.76	$0.29	$1.01
Earnings from discontinued operations	0.04	0.04	0.02	0.02
Net earnings	$0.74	$0.80	$0.31	$1.03
Diluted earnings per share:
Earnings from continuing operations	$0.69	$0.75	$0.29	$0.89
Earnings from discontinued operations	0.04	0.04	0.02	0.02
Net earnings	$0.73	$0.79	$0.31	$0.91
Fiscal Year 2008
Gross revenue	$231,151	$259,808	$261,520	$260,285
Operating income (5) (6)	28,786	49,718	36,748	33,496
Income from continuing operations (5) (6) (7) (9)	21,910	33,335	26,234	26,335
Income (loss) from discontinued operations (8)	762	615	(6,086)	887
Basic earnings per common share:
Earnings from continuing operations	$0.80	$1.27	$0.97	$0.97
Earnings (loss) from discontinued operations	0.03	0.03	(0.26)	0.04
Net earnings	$0.83	$1.30	$0.71	$1.01
Diluted earnings per share:
Earnings from continuing operations	$0.73	$1.10	$0.86	$0.86
Earnings (loss) from discontinued operations	0.02	0.02	(0.20)	0.03
Net earnings	$0.75	$1.12	$0.66	$0.89
_________

(1)
Operating income and income from continuing operations for the fiscal quarter ended September 30, 2007 included $5.4 million in reversal of accrual for sales tax contingency ($2.8 million of which was originally accrued in the fiscal quarter ended December 31, 2006) in West Africa which is included in direct costs in our consolidated statements of income.

(2)
Income from continuing operations for the fiscal quarter ended December 31, 2006 included expense of $1.2 million, net of taxes, for acquisition costs previously deferred in connection with an acquisition we were evaluating as we determined that the acquisition was no longer probable.  This quarter also included additional tax expense of $2.5 million related to the sale of certain assets of Turbo completed in November 2006.  See discussion of the Turbo asset sale in Note 2.

(3)
Income from continuing operations for the fiscal quarter ended March 31, 2007 included an after-tax gain on the sale of our investment in Aeroleo of $1.6 million on March 30, 2007, which is included in other income (expense), net in our consolidated statements of income.  See discussion in Note 3.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

(4)
Income from continuing operations for the fiscal quarters ended March 31, 2007 and 2008 included dividend income received from an unconsolidated affiliate, net of taxes, of $1.7 million and $1.8 million, respectively. Operating income and income from continuing operations for the fiscal quarter ended March 31, 2008 included expense of $2.9 million, net of taxes, related to a claim by a former agent who we terminated in connection with the Internal Review.  These costs are included in general and administrative expenses in our consolidated statements of income.  Also for the fiscal quarter ended March 31, 2008, operating income and income from continuing operations included reversals of accruals for tax items of $1.0 million and $0.8 million, net of taxes, in Europe and West Africa, respectively, and $6.0 million in tax benefit which directly reduced our provision of income taxes associated with reduced U.K. corporate tax rates and an internal reorganization (see Note 7).  The reversals of accruals in Europe and West Africa are included in direct costs in our consolidated statements of income.  Operating income and income from continuing operations for the fiscal quarter ended March 31, 2008 included $1.2 million, net of taxes, of retirement related expenses for retirement agreements executed between the Company and two of our corporate officers, which were recorded in general and administrative expenses in our consolidated statements of income.

(5)
Operating income and income from continuing operations included legal and professional costs in connection with the Internal Review and DOJ investigation totaling $0.7 million and $0.5 million, respectively, for the fiscal quarter ended June 30, 2006;  $0.3 million and $0.2 million, respectively, for the fiscal quarter ended September 30, 2006; $3.7 million and $2.4 million, respectively, for the fiscal quarter ended December 31, 2006; and $0.4 million and $0.3 million, respectively, for the fiscal quarter ended March 31, 2007.  Operating income and income from continuing operations included legal and professional costs in connection with the Internal Review and DOJ investigation totaling; $0.5 million and $0.3 million, respectively, for the fiscal quarter ended September 30, 2007; $0.3 million and $0.2 million, respectively, for the fiscal quarter ended December 31, 2007; and $0.5 million and $0.3 million, respectively, for the fiscal quarter ended March 31, 2008.  Income from continuing operations amounts are presented on an after-tax basis.  In December 2006, we recorded a pre-tax charge of $3.0 million for costs and fees we expected to incur in connection with the resolution of the SEC investigation regarding findings resulting from the Internal Review, a substantial portion of which related to legal fees in connection with the investigation.  We reversed $1.0 million ($0.7 million, net of taxes) of this charge in September 2007 upon settlement of the investigation with the SEC.

(6)
Operating income and income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2006 and March 31, 2007 included $0.7 million, $2.4 million, $0.7 million and $3.2 million, respectively, in gains on disposal of assets, net of taxes.  Operating income and income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2007 and March 31, 2008 included $0.4 million, $(0.5) million, $2.7 million and $3.5 million, respectively, in gains (losses) on disposal of assets, net of taxes.

(7)
Income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2006 and March 31, 2007 included $3.1 million, $0.9 million, $2.2 million and $0.1 million, respectively, of foreign currency transaction losses, net of taxes.  Income from continuing operations for fiscal quarters ended June 30, September 30 and December 31, 2007 and March 31, 2008 included $0.4 million, $0.2 million, $0.6 million, and $(0.2) million, respectively, of foreign currency transaction gains (losses), net of taxes.

(8)
On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment.  The financial results for our Production Management Services segment through November 2, 2007 are classified as discontinued operations.  Income from discontinued operations for the fiscal quarter ended December 31, 2007 included an after-tax loss of $5.3 million related to the sale.

(9)
Income from continuing operations for the fiscal quarters ended June, September and December 2007 and March 31, 2008 included $0.2 million, $1.5 million, $2.0 million and $2.8 million, respectively, of interest expense, net of interest income from invested proceeds, from issuance of the 7 ½% Senior Notes in June and November 2007, net of taxes.  See a discussion of the 7 ½% Senior Notes in Note 5.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes and the 6 ⅛% Senior Notes, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc.  (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading.  The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenue and expense.

The allocation of the consolidated income tax provision was made using the with and without allocation method.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$692	$236,543	$472,666	$—	$709,901
Intercompany revenue	—	8,263	8,831	(17,094)	—
	692	244,806	481,497	(17,094)	709,901
Operating expense:
Direct cost	16	172,047	368,247	—	540,310
Intercompany expenses	—	8,831	7,823	(16,654)	—
Depreciation and amortization	95	17,559	24,406	—	42,060
General and administrative	24,168	12,246	23,193	(440)	59,167
Gain on disposal of assets	4	(589)	482	—	(103)
	24,283	210,094	424,151	(17,094)	641,434
Operating income (loss)	(23,591)	34,712	57,346	—	68,467
Earnings (losses) from unconsolidated affiliates, net	35,737	(2,534)	9,500	(35,945)	6,758
Interest income	54,920	90	4,244	(55,208)	4,046
Interest expense	(14,597)	(11)	(55,289)	55,208	(14,689)
Other income net	(515)	10	5,120	—	4,615

Income from continuing operations before provision for income taxes and minority interest	51,954	32,267	20,921	(35,945)	69,197
Allocation of consolidated income taxes	6,010	(458)	(20,220)	—	(14,668)
Minority interest	(155)	—	(64)	—	(219)
Income from continuing operations	57,809	31,809	637	(35,945)	54,310
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	5,438	—	—	5,438
Provision for income taxes on discontinued operations	—	(1,939)	—	—	(1,939)
Income from discontinued operations	—	3,499	—	—	3,499
Net income	$57,809	$35,308	$637	$(35,945)	$57,809

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2006

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by operating activities	$42,235	$48,593	$16,797	$(68,360)	$39,265

Cash flows from investing activities:
Capital expenditures	(520)	(109,618)	(29,434)	—	(139,572)
Proceeds from asset dispositions	73	61,581	23,738	—	85,392
Investments	—	2,000	(2,000)	—	—

Net cash used in investing activities	(447)	(46,037)	(7,696)	—	(54,180)

Cash flows from financing activities:
Proceeds from borrowings	20,691	—	—	(20,691)	—
Debt issuance costs	(2,564)	—	—	—	(2,564)
Repayment of debt and debt redemption premiums	—	—	(4,070)	—	(4,070)
Increases (decreases) in cash related to intercompany advances and debt	(10,501)	(4,600)	(6,804)	21,905	—
Partial prepayment of put/call obligation	(129)	—	—	—	(129)
Dividends paid	—	(4,500)	(62,646)	67,146	—
Issuance of common stock	1,369	—	—	—	1,369
Net cash provided (used in) by financing activities	8,866	(9,100)	(73,520)	68,360	(5,394)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,649)	—	(3,649)
Net increase (decrease) in cash and cash equivalents	50,654	(6,544)	(68,068)	—	(23,958)
Cash and cash equivalents at beginning of period	23,947	7,907	114,586	—	146,440
Cash and cash equivalents at end of period	$74,601	$1,363	$46,518	$—	$122,482

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$475	$275,606	$567,514	$—	$843,595
Intercompany revenue	—	15,705	12,173	(27,878)	—
	475	291,311	579,687	(27,878)	843,595
Operating expense:
Direct cost	9	196,920	437,373	—	634,302
Intercompany expenses	—	12,161	15,667	(27,828)	—
Depreciation and amortization	225	18,435	23,799	—	42,459
General and administrative	25,480	13,464	27,427	(50)	66,321
Gain on disposal of assets	—	(1,110)	(9,505)	—	(10,615)
	25,714	239,870	494,761	(27,878)	732,467
Operating income (loss)	(25,239)	51,441	84,926	—	111,128
Earnings from unconsolidated affiliates, net	37,626	25	11,613	(37,841)	11,423
Interest income	70,711	115	3,957	(66,067)	8,716
Interest expense	(11,652)	—	(65,355)	66,067	(10,940)
Other income net	(1,927)	(111)	(6,960)	—	(8,998)

Income from continuing operations before provision for income taxes and minority interest	69,519	51,470	28,181	(37,841)	111,329
Allocation of consolidated income taxes	4,816	(5,239)	(38,358)	—	(38,781)
Minority interest	(163)	—	(1,037)	—	(1,200)
Income from continuing operations	74,172	46,231	(11,214)	(37,841)	71,348
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	4,409	—	—	4,409
Provision for income taxes on discontinued operations	—	(1,585)	—	—	(1,585)
Income from discontinued operations	—	2,824	—	—	2,824
Net income	$74,172	$49,055	$(11,214)	$(37,841)	$74,172

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,010	$3,434	$47,744	$—	$184,188
Accounts receivable	32,103	51,331	123,453	(42,080)	164,807
Inventories	—	72,527	85,036	—	157,563
Prepaid expenses and other	830	9,391	7,166	—	17,387
Current assets from discontinued operations	—	12,029	—	—	12,029
Total current assets	165,943	148,712	263,399	(42,080)	535,974

Intercompany investment	297,113	1,046	—	(298,159)	—
Investment in unconsolidated affiliates	4,643	1,611	40,574	—	46,828
Intercompany notes receivable	825,203	—	11,980	(837,183)	—
Property and equipment – at cost:
Land and buildings	263	36,624	14,898	—	51,785
Aircraft and equipment	2,259	548,814	588,708	—	1,139,781
	2,522	585,438	603,606	—	1,191,566
Less: Accumulated depreciation and amortization	(1,471)	(121,892)	(176,682)	—	(300,045)
	1,051	463,546	426,924	—	891,521
Goodwill	—	4,745	1,774	111	6,630
Other assets	9,348	224	1,153	—	10,725
Long-term assets from discontinued operations	—	14,125	—	—	14,125
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,043	$14,744	$36,028	$(11,356)	$40,459
Accrued liabilities	10,736	15,945	103,141	(30,724)	99,098
Deferred taxes	217	—	17,394	—	17,611
Short-term borrowings and current maturities of long-term debt	—	—	4,852	—	4,852
Current liabilities from discontinued operations	—	5,948	—	—	5,948
Total current liabilities	11,996	36,637	161,415	(42,080)	167,968

Long-term debt, less current maturities	234,379	—	19,851	—	254,230
Intercompany notes payable	14,569	230,773	591,841	(837,183)	—
Accrued pension liabilities	—	—	113,069	—	113,069
Other liabilities and deferred credits	4,529	9,644	3,172	—	17,345
Deferred taxes	42,655	2,295	31,139	—	76,089
Minority interest	2,042	—	3,403	—	5,445

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common stock	236	4,062	35,426	(39,488)	236
Additional paid-in-capital	169,353	51,170	8,015	(59,185)	169,353
Retained earnings	515,589	299,428	(82,414)	(217,014)	515,589
Accumulated other comprehensive income (loss)	85,399	—	(139,113)	17,639	(36,075)
	993,131	354,660	(178,086)	(298,048)	871,657
	$1,303,301	$634,009	$745,804	$(1,177,311)	$1,505,803

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(15,795)	$52,987	$76,739	$(9,501)	$104,430

Cash flows from investing activities:
Capital expenditures	(643)	(215,728)	(88,405)	—	(304,776)
Proceeds from asset dispositions	14,241	3,872	22,328	—	40,441

Net cash provided by (used in) investing activities	13,598	(211,856)	(66,077)	—	(264,335)

Cash flows from financing activities:
Issuance of Preferred Stock	223,550	—	—	—	223,550
Preferred Stock issuance costs	(996)	—	—	—	(996)
Repayment of debt and debt redemption premiums	—	—	(5,716)	—	(5,716)
Increases (decreases) in cash related to intercompany advances and debt	(160,940)	160,940	(2,760)	2,760	—
Partial prepayment of put/call obligation	(130)	—	—	—	(130)
Preferred Stock dividends paid	(6,107)	—	—	—	(6,107)
Dividends paid	—	—	(6,741)	6,741	—
Issuance of common stock	3,949	—	—	—	3,949
Tax benefit related to exercise of stock options	1,132	—	—	—	1,132
Net cash provided by (used in) financing activities	60,458	160,940	(15,217)	9,501	215,682
Effect of exchange rate changes on cash and cash equivalents	148	—	5,781	—	5,929
Net increase in cash and cash equivalents	58,409	2,071	1,226	—	61,706
Cash and cash equivalents at beginning of period	74,601	1,363	46,518	—	122,482
Cash and cash equivalents at end of period	$133,010	$3,434	$47,744	$—	$184,188

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$271	$302,510	$709,983	$—	$1,012,764
Intercompany revenue	—	23,220	25,694	(48,914)	—
	271	325,730	735,677	(48,914)	1,012,764
Operating expense:
Direct cost	144	203,962	522,327	—	726,433
Intercompany expenses	—	25,845	23,069	(48,914)	—
Depreciation and amortization	291	21,357	32,492	—	54,140
General and administrative	27,651	12,832	52,350	—	92,833
Gain on disposal of assets	2	(3,967)	(5,425)	—	(9,390)
	28,088	260,029	624,813	(48,914)	864,016
Operating income (loss)	(27,817)	65,701	110,864	—	148,748
Earnings (losses) from unconsolidated affiliates, net	85,395	68	12,910	(85,395)	12,978
Interest income	87,441	224	2,268	(77,208)	12,725
Interest expense	(26,643)	—	(74,344)	77,208	(23,779)
Other income (expense), net	1,080	(997)	1,502	—	1,585

Income from continuing operations before provision for income taxes and minority interest	119,456	64,996	53,200	(85,395)	152,257
Allocation of consolidated income taxes	(15,272)	1,893	(31,147)	—	(44,526)
Minority interest	(192)	—	275	—	83
Income from continuing operations	103,992	66,889	22,328	(85,395)	107,814
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	1,722	—	—	1,722
Provision for income taxes on discontinued operations	—	(5,544)	—	—	(5,544)
Loss from discontinued operations	—	(3,822)	—	—	(3,822)
Net income	$103,992	$63,067	$22,328	$(85,395)	$103,992

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
Fiscal Year Ended March 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,494	$361	$63,195	$—	$290,050
Accounts receivable	34,679	73,023	155,232	(47,019)	215,915
Inventories	—	76,706	99,533	—	176,239
Prepaid expenses and other	1,145	2,856	20,176	—	24,177
Total current assets	262,318	152,946	338,136	(47,019)	706,381

Intercompany investment	602,282	1,047	16,990	(620,319)	—
Investment in unconsolidated affiliates	4,433	3,639	44,395	—	52,467
Intercompany notes receivable	875,856	—	(15,145)	(860,711)	—
Property and equipment – at cost:
Land and buildings	212	44,230	15,614	—	60,056
Aircraft and equipment	2,957	552,429	873,610	—	1,428,996
	3,169	596,659	889,224	—	1,489,052
Less: Accumulated depreciation and amortization	(1,146)	(139,100)	(176,268)	—	(316,514)
	2,023	457,559	712,956	—	1,172,538
Goodwill	—	4,755	10,921	—	15,676
Other assets	14,183	4,457	11,653	—	30,293
	$1,761,095	$624,403	$1,119,906	$(1,528,049)	$1,977,355

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$686	$14,486	$47,986	$(13,508)	$49,650
Accrued liabilities	10,893	15,780	106,368	(33,511)	99,530
Deferred taxes	(1,909)	—	11,147	—	9,238
Short-term borrowings and current maturities of long-term debt	—	—	6,541	—	6,541
Total current liabilities	9,670	30,266	172,042	(47,019)	164,959

Long-term debt, less current maturities	584,981	—	14,696	—	599,677
Intercompany notes payable	—	190,498	670,213	(860,711)	—
Accrued pension liabilities	—	—	134,156	—	134,156
Other liabilities and deferred credits	3,834	9,379	1,592	—	14,805
Deferred taxes	52,190	3,669	35,888	—	91,747
Minority interest	2,072	—	2,498	—	4,570

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common stock	239	4,996	68,986	(73,982)	239
Additional paid-in-capital	186,390	23,100	242,983	(266,083)	186,390
Retained earnings	606,931	362,495	(60,086)	(302,409)	606,931
Accumulated other comprehensive income (loss)	92,234	—	(163,062)	22,155	(48,673)
	1,108,348	390,591	88,821	(620,319)	967,441
	$1,761,095	$624,403	$1,119,906	$(1,528,049)	$1,977,355

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(418)	$83,358	$7,803	$(3,186)	$87,557

Cash flows from investing activities:
Capital expenditures	(164)	(270,819)	(67,020)	—	(338,003)
Proceeds from asset dispositions	—	19,376	7,247	—	26,623
Acquisitions, net of cash received	(16,990)	—	2,368	—	(14,622)
Net proceeds from sale of discontinued operations	21,958	—	—	—	21,958
Notes issued to unconsolidated affiliate	—	(4,141)	—	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)	—	—	(1,960)

Net cash provided by (used in) investing activities	4,804	(257,544)	(57,405)	—	(310,145)

Cash flows from financing activities:
Proceeds from borrowings	350,622	—	—	—	350,622
Debt issuance costs	(5,882)	—	—	—	(5,882)
Repayment of debt and debt redemption premiums	—	—	(10,054)	—	(10,054)
Increases (decreases) in cash related to intercompany advances and debt	(250,586)	171,113	76,287	3,186	—
Partial prepayment of put/call obligation	(163)	—	—	—	(163)
Acquisition of minority interest	—	—	(507)	—	(507)
Preferred Stock dividends paid	(12,650)	—	—	—	(12,650)
Issuance of common stock	5,756	—	—	—	5,756
Tax benefit related to exercise of stock options	1,738	—	—	—	1,738
Net cash provided by financing activities	88,835	171,113	65,726	3,186	328,860
Effect of exchange rate changes on cash and cash equivalents	263	—	(673)	—	(410)
Net increase (decrease) in cash and cash equivalents	93,484	(3,073)	15,451	—	105,862
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$226,494	$361	$63,195	$—	$290,050

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent auditors or disagreements with our independent auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Item 9A.  Controls and Procedures

a.  Disclosure Controls and Procedures — Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We carried out an evaluation, as of March 31, 2008, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(f).

Based upon that evaluation, and as a result of information reviewed by the Audit Committee of our board of directors, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2008, our disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed in our reports to the SEC under the Exchange Act.

b.  Definition of Internal Control Over Financial Reporting — Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

c.  Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.  Based on this assessment, management concluded that, as of March 31, 2008, the Company maintained effective internal control over financial reporting.

Our independent auditors have issued an audit report on the Company’s internal control over financial reporting.

d.  Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

e.  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bristow Group Inc.:

We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated May 21, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
May 21, 2008

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2008 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

The annual certification of the Company’s Chief Executive Officer required to be submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was submitted the New York Stock Exchange on August 23, 2007.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and chief accounting officer) and employees, known as the Code of Business Integrity.  The Code of Business Integrity is available on our website at http://www.bristowgroup.com.  In the event that we amend or waive any of the provisions of the Code of Business Integrity with respect to our senior officers, we intend to disclose the amendment or waiver on our website.

Item 11.  Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2008 annual meeting of stockholders under the caption “Director and Executive Compensation” and, except as specified in the following sentence, is incorporated into this document by reference.  Information in our fiscal year 2008 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not and shall not be deemed to be incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2008 annual meeting of stockholders under the captions “Holdings of Principal Stockholders” and “Holdings of Directors, Nominees and Executive Officers” and is incorporated into this document by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.  Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2008 annual meeting of stockholders under the captions “Accounting Fees and Services,” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated into this document by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a) (1)     Financial Statements —

Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Income for fiscal years 2006, 2007 and 2008.
Consolidated Balance Sheet — As of March 31, 2007 and 2008.
Consolidated Statement of Cash Flows for fiscal years 2006, 2007 and 2008.
Consolidated Statement of Stockholders’ Investment for fiscal years 2006, 2007 and 2008.
Notes to Consolidated Financial Statements.

(a) (2)     Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a) (3)     Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-laws
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws	001-31617	10-Q	June 2005	3(4)
	(3) Amendments to Section 1.9, 5.1 and 5.2 of the Amended and Restated Bylaws of the Company	001-31617	8-K	December 26, 2007	3.2
	(4) Rights Agreement and Form of Rights Certificate	0-5232	8-A	February 1996	4
	(5) First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(6) Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
	(7) Third Amendment to Rights Agreement, dated as of February 28, 2006, between Bristow Group Inc. and Mellon Investor Services LLC	000-05232	8-A/A	March 2, 2006	4.2
	(8) Certificate of Designation of 5.50% Mandatory Convertible Preferred Stock of Bristow Group Inc.	001-31617	8-A12B	September 15, 2006	14(1)
	(9) Certificate of Designation of Series A Junior Participating Preferred Stock	001-31617	10-Q	June 2005	3(5)
(4)	Instruments defining the rights of security holders, including indentures
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	December 1996	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6⅛% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6⅛% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
	(6) Supplemental Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1

(7)   Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
	(8) Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1
	(9) Registration Rights Agreement, dated June 13, 2007, among the company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2
	(10) Form of 144A Global Note representing $299,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3
	(11) Form of regulation S Global Note representing $1,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4
	(12) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7½% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1
	(13) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.	001-31617	10-Q	November 5, 2007	4.2
(10)	Material Contracts
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(5) Master Agreement dated December 12, 1996	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)
(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
(10) Offshore Logistics, Inc. Deferred Compensation Plan *	001-31617	10-K	March 2004	10(18)
(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors *	333-115473	S-8	May 13, 2004	4(12)
(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	September 2004	10(1)
(13) Employment Agreement with Richard Burman dated October 15, 2004 *	001-31617	10-K	March 2005	10(27)
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	March 2005	10(28)
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	June 2005	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	June 2005	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	June 2005	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	June 2005	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	June 2005	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	June 2005	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	June 2005	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	June 2005	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	June 2005	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	June 2005	10(10)
(25) Employment Agreement with Brian C. Voegele dated June 1, 2005. *	001-31617	8-K	July 12, 2005	10(1)
(26) Form of Stock Option Agreement. *	001-31617	8-K/A	February 2, 2006	10(2)
(27) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 2, 2006	10(3)
(28) Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo. *	001-31617	8-K	February 8, 2006	10(1)

(29)  Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	December 2005	10(2)
(30) Employment Agreement with Perry L. Elders dated February 16, 2006. *	001-31617	8-K	February 17, 2006	10(1)
(31) Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006.*	001-31617	8-K	March 13, 2006	10(1)
(32) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(33) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(34) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(35) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(36) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(37) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(38) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(39) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(40) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(41) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(42) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(43) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
(44) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(45) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(46) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1
(47) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2
(48) William E. Chiles Restricted Stock Award Document.	001-31617	8-K/A	June 4, 2007	10.3
(49) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan.	001-31617	8-K	May 24, 2007	10.1
(50) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan.	001-31617	8-K	May 24, 2007	10.2
(51) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan.	001-31617	8-K	May 24, 2007	10.3
(52) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan.	001-31617	8-K	May 24, 2007	10.4
(53) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007).	001-31617	10-Q	November 5, 2007	10.1
(54)† Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.
(55)† Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(56) Retirement Agreement dated January 17, 2008 by and between Bristow Group Inc. and Michael R. Suldo.	001-31617	8-K	January 18, 2008	10.1
	(57) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and William E. Chiles.	001-31617	8-K	March 13, 2008	10.1
	(58) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and Perry L. Elders.	001-31617	8-K	March 13, 2008	10.2
	(59) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and Mark B. Duncan.	001-31617	8-K	March 13, 2008	10.3
(21)†	Subsidiaries of the Registrant
(23)†	Consent of Independent Registered Public Accounting Firm
(24)†	Powers of Attorney
(31.1)†	Certification by President and Chief Executive Officer
(31.2)†	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 21st day of May 2008.

BRISTOW GROUP INC.

By: /s/ Perry L. Elders
Perry L. Elders
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 21st day of May 2008.

/s/ William E. Chiles	President, Chief Executive Officer
William E. Chiles	and Director

/s/ Perry L. Elders	Executive Vice President and
Perry L. Elders	Chief Financial Officer

/s/ Elizabeth D. Brumley	Vice President and
Elizabeth D. Brumley	Chief Accounting Officer

*	Director
Thomas N. Amonett

*	Director
Charles F. Bolden, Jr.

*	Director
Peter N. Buckley

*	Director
Stephen J. Cannon

*	Director
Jonathan H. Cartwright

*	Director
Michael A. Flick

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Ken C. Tamblyn

/s/ Randall A. Stafford
* By: Randall A. Stafford (Attorney-in-Fact)

EXHIBIT INDEX

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-laws
	(1) Restated Certificate of Incorporation of Bristow Group Inc. dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws	001-31617	10-Q	June 2005	3(4)
	(3) Amendments to Section 1.9, 5.1 and 5.2 of the Amended and Restated Bylaws of the Company	001-31617	8-K	December 26, 2007	3.2
	(4) Rights Agreement and Form of Rights Certificate	0-5232	8-A	February 1996	4
	(5) First Amendment to Rights Agreement	0-5232	8-A/A	May 1997	5
	(6) Second Amendment to Rights Agreement	0-5232	8-A/A	January 2003	4.3
	(7) Third Amendment to Rights Agreement, dated as of February 28, 2006, between Bristow Group Inc. and Mellon Investor Services LLC	000-05232	8-A/A	March 2, 2006	4.2
	(8) Certificate of Designation of 5.50% Mandatory Convertible Preferred Stock of Bristow Group Inc.	001-31617	8-A12B	September 15, 2006	14(1)
	(9) Certificate of Designation of Series A Junior Participating Preferred Stock	001-31617	10-Q	June 2005	3(5)
(4)	Instruments defining the rights of security holders, including indentures
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial and Services Limited	0-5232	10-Q	December 1996	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee	333-107148	S-4	July 18, 2003	4.1
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6⅛% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.3

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6⅛% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
	(6) Supplemental Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee	001-31617	10-Q	June 2004	4.1

(7)   Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
	(8) Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1
	(9) Registration Rights Agreement, dated June 13, 2007, among the company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2
	(10) Form of 144A Global Note representing $299,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3
	(11) Form of regulation S Global Note representing $1,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4
	(12) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7½% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1
	(13) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.	001-31617	10-Q	November 5, 2007	4.2
(10)	Material Contracts
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(5) Master Agreement dated December 12, 1996	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement	5-34191	13-D	April 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended *	0-5232	10-K	March 1999	10(15)
(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 2002	4.12
(10) Offshore Logistics, Inc. Deferred Compensation Plan *	001-31617	10-K	March 2004	10(18)
(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors *	333-115473	S-8	May 13, 2004	4(12)
(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	September 2004	10(1)
(13) Employment Agreement with Richard Burman dated October 15, 2004 *	001-31617	10-K	March 2005	10(27)
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	March 2005	10(28)
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	June 2005	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	June 2005	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	June 2005	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	June 2005	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	June 2005	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	June 2005	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	June 2005	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	June 2005	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	June 2005	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	June 2005	10(10)
(25) Employment Agreement with Brian C. Voegele dated June 1, 2005. *	001-31617	8-K	July 12, 2005	10(1)
(26) Form of Stock Option Agreement. *	001-31617	8-K/A	February 2, 2006	10(2)
(27) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 2, 2006	10(3)
(28) Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo. *	001-31617	8-K	February 8, 2006	10(1)

(29)  Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	December 2005	10(2)
(30) Employment Agreement with Perry L. Elders dated February 16, 2006. *	001-31617	8-K	February 17, 2006	10(1)
(31) Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006.*	001-31617	8-K	March 13, 2006	10(1)
(32) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(33) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(34) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(35) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(36) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(37) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(38) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(39) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(40) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(41) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(42) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(43) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
(44) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(45) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(46) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1
(47) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2
(48) William E. Chiles Restricted Stock Award Document.	001-31617	8-K/A	June 4, 2007	10.3
(49) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan.	001-31617	8-K	May 24, 2007	10.1
(50) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan.	001-31617	8-K	May 24, 2007	10.2
(51) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan.	001-31617	8-K	May 24, 2007	10.3
(52) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan.	001-31617	8-K	May 24, 2007	10.4
(53) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007).	001-31617	10-Q	November 5, 2007	10.1
(54)† Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.
(55)† Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(56) Retirement Agreement dated January 17, 2008 by and between Bristow Group Inc. and Michael R. Suldo.	001-31617	8-K	January 18, 2008	10.1
	(57) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and William E. Chiles.	001-31617	8-K	March 13, 2008	10.1
	(58) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and Perry L. Elders.	001-31617	8-K	March 13, 2008	10.2
	(59) Amendment to Employment Agreement dated March 10, 2008 by and between Bristow Group Inc. and Mark B. Duncan.	001-31617	8-K	March 13, 2008	10.3
(21)†	Subsidiaries of the Registrant
(23)†	Consent of Independent Registered Public Accounting Firm
(24)†	Powers of Attorney
(31.1)†	Certification by President and Chief Executive Officer
(31.2)†	Certification by Chief Financial Officer
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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