Form 10-Q
period 2008-06-30
Bristow Group Inc
filed 2008-08-06
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2008. 29,086,751 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended
	June 30,
	2007	2008
	(Unaudited)
	(In thousands, except per
	share amounts)
Gross revenue:
Operating revenue from non-affiliates	$199,909	$241,134
Operating revenue from affiliates	11,097	17,270
Reimbursable revenue from non-affiliates	19,042	24,371
Reimbursable revenue from affiliates	1,103	1,348

	231,151	284,123

Operating expense:
Direct cost	153,088	186,973
Reimbursable expense	20,145	26,067
Depreciation and amortization	11,331	14,955
General and administrative	18,385	27,206
Gain on disposal of assets	(584)	(2,665)

	202,365	252,536

Operating income	28,786	31,587

Earnings from unconsolidated affiliates, net of losses	3,390	7,723
Interest income	2,124	1,447
Interest expense	(2,928)	(8,493)
Other income (expense), net	426	1,692

Income from continuing operations before provision for income taxes and minority interest	31,798	33,956
Provision for income taxes	(9,439)	(10,604)
Minority interest	(449)	(703)

Income from continuing operations	21,910	22,649
Discontinued operations:
Income from discontinued operations before provision for income taxes	1,157	—
Provision for income taxes on discontinued operations	(395)	—

Income from discontinued operations	762	—

Net income	22,672	22,649
Preferred stock dividends	(3,162)	(3,162)

Net income available to common stockholders	$19,510	$19,487

Basic earnings per common share:
Earnings from continuing operations	$0.80	$0.78
Earnings from discontinued operations	0.03	—

Net earnings	$0.83	$0.78

Diluted earnings per common share:
Earnings from continuing operations	$0.73	$0.72
Earnings from discontinued operations	0.02	—

Net earnings	$0.75	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2008	2008
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$290,050	$527,432
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $1.3 million, respectively	204,599	199,588
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.0 million and $2.3 million, respectively	11,316	22,023
Inventories	176,239	175,458
Prepaid expenses and other	24,177	32,732

Total current assets	706,381	957,233
Investment in unconsolidated affiliates	52,467	35,358
Property and equipment – at cost:
Land and buildings	60,056	60,784
Aircraft and equipment	1,428,996	1,585,188

	1,489,052	1,645,972
Less – Accumulated depreciation and amortization	(316,514)	(326,842)

	1,172,538	1,319,130
Goodwill	15,676	16,590
Other assets	30,293	26,967

	$1,977,355	$2,355,278

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$49,650	$54,508
Accrued wages, benefits and related taxes	35,523	29,445
Income taxes payable	5,862	836
Other accrued taxes	1,589	3,172
Deferred revenues	15,415	15,652
Accrued maintenance and repairs	13,250	13,571
Accrued interest	5,656	8,604
Other accrued liabilities	22,235	14,277
Deferred taxes	9,238	12,303
Short-term borrowings and current maturities of long-term debt	6,541	7,692

Total current liabilities	164,959	160,060
Long-term debt, less current maturities	599,677	726,432
Accrued pension liabilities	134,156	132,810
Other liabilities and deferred credits	14,805	14,775
Deferred taxes	91,747	102,320
Minority interest	4,570	10,254
Commitments and contingencies (Note 7)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 90,000,000 shares; outstanding: 23,923,685 as of March 31 and 29,085,066 as of June 30 (exclusive of 1,281,050 treasury shares)	239	291
Additional paid-in capital	186,390	413,228
Retained earnings	606,931	627,673
Accumulated other comprehensive loss	(48,673)	(55,119)

	967,441	1,208,627

	$1,977,355	$2,355,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	June 30,
	2007	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$22,672	$22,649
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,373	14,955
Deferred income taxes	5,857	3,382
Gain on asset dispositions	(584)	(2,665)
Gain on Heliservicio investment sale	—	(1,438)
Stock-based compensation expense	1,514	1,884
Equity in earnings from unconsolidated affiliates below (in excess of) dividends received	(180)	6,161
Minority interest in earnings	449	703
Tax benefit related to stock-based compensation	(410)	(231)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(29,861)	997
Inventories	(7,999)	911
Prepaid expenses and other	2,174	(3,623)
Accounts payable	105	1,188
Accrued liabilities	(2,089)	(13,069)
Other liabilities and deferred credits	(5,340)	(2,160)

Net cash (used in) provided by operating activities	(2,319)	29,644

Cash flows from investing activities:
Capital expenditures	(121,780)	(130,818)
Proceeds from asset dispositions	451	7,406
Acquisitions, net of cash received	(12,926)	356

Net cash used in investing activities	(134,255)	(123,056)

Cash flows from financing activities:
Proceeds from borrowings	300,000	115,000
Debt issuance costs	(4,249)	(3,304)
Repayment of debt and debt redemption premiums	(3,166)	(1,597)
Partial prepayment of put/call obligation	(37)	(41)
Preferred Stock dividends paid	(3,163)	(3,162)
Issuance of common stock	1,095	225,117
Tax benefit related to stock-based compensation	410	231

Net cash provided by financing activities	290,890	332,244

Effect of exchange rate changes on cash and cash equivalents	1,038	(1,450)

Net increase in cash and cash equivalents	155,354	237,382
Cash and cash equivalents at beginning of period	184,188	290,050

Cash and cash equivalents at end of period	$339,542	$527,432

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,504	$7,529
Income taxes	$6,144	$12,240
Non-cash investing activities:
Contribution of note receivable and aircraft to RLR	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$2,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2009 is referred to as fiscal year 2009. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2008 Annual Report (“fiscal year 2008 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2008, the consolidated results of operations for the three months ended June 30, 2007 and 2008, and the consolidated cash flows for the three months ended June 30, 2007 and 2008.
     Effective April 1, 2008, we consolidate Rotorwing Leasing Resources, L.L.C. (“RLR”). See Note 3 for further details.
     We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name. As discussed in Note 2 to our fiscal year 2008 Financial Statements, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment for the three months ended June 30, 2007 are classified as discontinued operations.
Foreign Currency Translation
     See “Foreign Currency Translation” in Note 1 to the fiscal year 2008 Financial Statements for a discussion of the related accounting policies. Other income (expense), net, in our condensed consolidated statements of income for the three months ended June 30, 2007 and 2008, respectively, includes $0.4 million in foreign currency transaction gains and $0.4 million in foreign currency transaction losses.
     The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars) for the indicated periods:

	Three Months Ended
	June 30,
	2007	2008
High	$2.01	$2.00
Average	1.99	1.97
Low	1.97	1.94
     As of March 31 and June 30, 2008, the exchange rate was $1.99.
Derivative Financial Instruments
     See “Derivative Financial Instruments” in Note 1 to the fiscal year 2008 Financial Statements for a discussion of the related accounting policies.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     We entered into forward contracts in fiscal year 2008 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes at rates ranging from 1.4615 U.S. dollars per euro to 1.5439 U.S. dollars per euro. As of June 30, 2008, the fair value of the open forward contracts was an asset of $4.3 million. As of June 30, 2008, an unrecognized gain of $2.8 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss and a derivative asset of $4.3 million is included in prepaid expenses and other in our condensed consolidated balance sheet.
     During the three months ended June 30, 2007, gains were recognized in earnings on other foreign currency hedging contracts of $0.1 million. These contracts related to hedging of changes in the U.S. dollar to British pound sterling exchange rate for U.S. dollars held by entities with a British pound sterling functional currency. These contracts, which expired during the three months ended June 30, 2007, were not designated as hedges for accounting purposes.
Recent Accounting Pronouncements
     See Note 6 for discussion and disclosure made in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on April 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including An Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. If elected, changes in fair value are recognized in earnings. If the use of fair value is elected in the future (the fair value option) any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. On April 1, 2008, we adopted SFAS No. 159 and decided not to elect fair value accounting for any of our eligible items; therefore the adoption of SFAS No. 159 had no impact on our consolidated financial position, cash flows or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” This pronouncement requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of stockholders’ investment, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 160 becomes effective for fiscal year 2010 and interim periods therein. We have not yet completed our evaluation of the impact of SFAS No. 160.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Instruments — an amendment of FASB Statement No. 133.” This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities, but does not impact the accounting for such activities. SFAS No. 161 becomes effective for fiscal year 2010 and interim periods therein.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible. This FSP will be effective for fiscal year 2010. Early adoption is not permitted, and the FSP must be applied retrospectively to all instruments. In June 2008, we issued 3.00% Convertible Senior Notes due 2038 (the “3.00%

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Convertible Senior Notes”) which will be subject to this FSP upon adoption in fiscal year 2010. The adoption of this FSP will result in an increase to interest expense thereby reducing net income and earnings per share. See further discussion of the 3.00% Convertible Senior Notes in Note 5.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal year 2010 and interim periods therein. Since we do not have share-based payment awards that contain rights to nonforfeitable dividends, the adoption of the FSP will have no effect on our computation of basic and diluted earnings per share.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal year 2010 and interim periods therein. We are currently assessing the impact of EITF No. 07-5 on our consolidated financial position, cash flows or results of operations.
NOTE 2 — DISPOSITION
     On August 5, 2008, we executed an agreement to sell 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million. The sale is anticipated to result in a pre-tax gain of roughly $40 million or $0.75 per diluted share, after tax.
     The assets to be sold pursuant to the agreement include the 53 aircraft, related inventory, spare parts, and offshore fuel equipment. In addition, certain customer contracts, which these aircraft support will be assigned to the buyer. These assets and contracts represent our entire business serving production management customers in the U.S. Gulf of Mexico. Revenue of $42.6 million and $11.3 million were generated by these contracts in fiscal year 2008 and the three months ended June 30, 2008, respectively, representing 18% of revenue for the U.S. Gulf of Mexico business unit in such periods.
     The sale, which is expected to close by September 30, 2008, is contingent upon several items being completed, including the buyer obtaining financing, customer consent of affected commercial contracts, regulatory clearance and other customary conditions. Therefore, no assurance can be given that the sale will be completed.
NOTE 3 — INVESTMENTS IN AFFILIATES
     HC and RLR — Effective April 1, 2008, we sold a 25% interest in an unconsolidated affiliate of ours operating in Mexico, Heliservicio Campeche S.A. de C.V. (“Heliservicio”), in return for a small aircraft with a value of $2.4 million, and we now own a 24% interest in Heliservicio. This transaction resulted in a gain of $1.4 million. We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR, and we now own a 70% interest in this entity. Collectively, these transactions are referred to as the Mexico Reorganization. The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our condensed consolidated statement of cash flows for the three months ended June 30, 2008.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The RLR portion of the Mexico Reorganization was accounted for in consolidation as a step acquisition and resulted in a step up in the basis of aircraft owned by RLR by $1.2 million and additional goodwill of approximately $0.6 million and the consolidation of RLR debt (see Note 5) on our condensed consolidated balance sheet as of June 30, 2008. The following table summarizes the assets and liabilities of RLR consolidated as of April 1, 2008 (in thousands):

Current assets	$7,404
Property and equipment	35,811
Other assets	584
Total assets acquired	43,799

Current liabilities, including debt	(8,062)
Long-term debt, less current maturities	(17,231)

Total liabilities assumed	(25,293)

Net assets acquired	$18,506

     The pro forma effect of operations of RLR as of the beginning of each of the periods presented was approximately 1% of our consolidated gross revenue, operating income and net income.
     The following summarizes the effect of the Mexico Reorganization on April 1, 2008 (in thousands, except per share amount):

Recognition of previously reserved billings: (1)
Revenue from affiliates and operating income	$782
Earnings from unconsolidated affiliates, net of losses (2)	3,647
Gain on Heliservicio investment sale	1,438

Income from continuing operations before provision for income taxes and minority interest	5,867
Tax effect	(2,167)

Income from continuing operations	$3,700

Diluted earnings per share	$0.12

(1)	Beginning in fiscal year 2006, RLR and we made a determination that because of uncertainties as to collectibility, lease revenue from Heliservicio and Hemisco Helicopters International, Inc. (“Hemisco”) (collectively, “HC”) would be recognized as collected. As a result of the collection of past due receivables and the improved financial condition of HC, we began recognizing revenues from HC on an accrual basis on April 1, 2008.

(2)	Represents the impact of earnings from unconsolidated affiliates for previously unrecognized lease revenue from HC prior to April 1, 2008.
     In addition, as a result of the Mexico Reorganization since April 1, 2008 we consolidate RLR and record our billings to HC when the services are provided. As a result of changes to our ability to exercise significant influence in Heliservicio within the shareholders agreement for the entity, which was executed as part of the Mexico Reorganization, we began accounting for our investment in Heliservicio using the equity method of accounting instead of the previously applied cost method effective April 1, 2008. The retroactive affect on prior periods from the change to the equity method of accounting was not significant and therefore prior period results were not adjusted. Our results for the three months ended June 30, 2008 include $0.2 million in losses from our equity in earnings of Heliservicio, representing 24% of Heliservicio’s net losses for the period.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT
     During the three months ended June 30, 2008, we received proceeds of $7.4 million from the disposal of five aircraft and certain other equipment, resulting in a net gain of $2.7 million.
     Additionally, during the three months ended June 30, 2008, we made final payments in connection with the delivery of three medium, two large and two training aircraft, and made progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 7). Also, during the three months ended June 30, 2008, we spent $10.4 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations, $0.8 million for additions to land and buildings and $6.6 million for various infrastructure projects.
     As of June 30, 2008, we had eight aircraft held for sale and classified in prepaid expenses and other in our condensed consolidated balance sheet.
NOTE 5 — DEBT
     Debt as of March 31 and June 30, 2008 consisted of the following (in thousands):

	March 31,	June 30,
	2008	2008
7 1/2% Senior Notes due 2017, including $0.6 million of unamortized premium	$350,601	$350,585
6 1/8% Senior Notes due 2013	230,000	230,000
3.00% Convertible Senior Notes due 2038	—	115,000
RLR Note	—	18,187
Term loans	16,683	16,107
Hemisco note	4,380	—
Advance from customer	1,400	1,400
Sakhalin debt	3,154	2,845

Total debt	606,218	734,124
Less short-term borrowings and current maturities of long-term debt	(6,541)	(7,692)

Total long-term debt	$599,677	$726,432

     3.00% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115.0 million of 3.00% Convertible Senior Notes. These notes are unsecured senior obligations and rank equal in right of payment to all of the Company’s existing and future unsecured senior debt and ranks senior to all of our subordinated debt. The 3.00% Convertible Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”). We will pay interest on the 3.00% Convertible Senior Notes on June 15 and December 15 of each year, beginning on December 15, 2008. The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock. The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes. In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3.00% Convertible Senior Notes may require us to repurchase any or all of their 3.00% Convertible Senior Notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3.00% Convertible Senior Notes (including the delisting of our common stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of common stock.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     RLR Note — As discussed in Note 3, effective April 1, 2008 we consolidate RLR. In July 2003, we sold six aircraft to RLR. RLR financed 90% of the purchase price of these aircraft with a five-year $31.8 million 5.5% fixed interest rate term loan (the “RLR Note”) with a bank. The RLR Note has $18.2 million remaining outstanding as of June 30, 2008, and is secured by the six aircraft. The loan was originally payable in 59 equal monthly payments of principal and interest of $0.3 million beginning August 11, 2003, with the entire unpaid balance of principal and interest being payable on July 11, 2008. We refinanced $17.9 million in July 2008, after making a principal and interest payment of $0.3 million, through a five-year term loan at a fixed interest rate of 5.5%. As part of the refinancing, the security interest in one of the six aircraft was released. As a result of this refinancing, all amounts due under the RLR Note, except the amounts due within the next twelve months, are included in long-term debt in our condensed consolidated balance sheet as of June 30, 2008. We had previously provided a guarantee of the RLR Note that was eliminated upon our consolidation of RLR effective April 1, 2008.
     Hemisco Helicopters International, Inc. note — In order to improve the financial condition of Heliservicio, we and our joint venture partner Compania Controladora de Servicios Aeronauticos, S.A. de C.V. (“CIC”), completed a recapitalization of Heliservicio on August 19, 2005. As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CIC, issued notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital. In connection with the Mexico Reorganization, Hemisco forgave our $4.4 million note resulting in reductions to our investments in Hemisco and Heliservicio.
     Senior Secured Credit Facilities — Our syndicated senior secured credit facilities consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (together, the “Credit Facilities”). In connection with the 3.00% Convertible Senior Notes offering in June 2008, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $625 million. See Note 5 to the fiscal year 2008 Financial Statements for further information on the terms of the Credit Facilities. As of June 30, 2008, we had $0.4 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.
NOTE 6 — FAIR VALUE DISCLOSURES
     SFAS No. 157 — Effective April 1, 2008, we adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of SFAS No. 157 did not change the method of calculating the fair value of assets or liabilities. The primary impact from adoption was additional disclosures. The portion of the standard that defers the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, will be implemented in fiscal year 2010.
     The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The following table summarizes the financial instruments we had as of June 30, 2008 which are valued at fair value (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Derivative financial instrument asset	$—	$4,333	$—	$4,333
     The methods and assumptions used to estimate the fair values of the assets in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs such as publicly available forward market rates, and is designated as Level 2 within the valuation hierarchy.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase aircraft. As of June 30, 2008, we had 39 aircraft on order and options to acquire an additional 51 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating margin.

	Nine
	Months
	Ending
	March 31,		Fiscal Year Ending March 31,
	2009		2010		2011	2012	2013	Total
Commitments as of June 30, 2008:
Number of aircraft:
Small	2		1		—	—	—	3
Medium	3		6		—	—	—	9
Large	9		10		—	—	—	19
Training	8		—		—	—	—	8

	22	(1)	17	(2)	—	—	—	39

Related expenditures (in thousands) (3)	$205,286		$184,322		$—	$—	$—	$389,608

Options as of June 30, 2008:
Number of aircraft:
Small	—		1		—	—	—	1
Medium	—		—		6	11	13	30
Large	—		1		10	5	4	20

	—		2		16	16	17	51

Related expenditures (in thousands) (3)	$21,246		$132,625		$274,738	$245,093	$189,070	$862,772

(1)	Signed customer contracts are currently in place for 7 of these 14 non-training aircraft.

(2)	No signed customer contracts are currently in place for these 17 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2008:

	Orders	Options
Beginning of quarter	35	50
Aircraft delivered	(7)	—
Aircraft ordered	11	(8)
New options	—	9

End of quarter	39	51

     As was the case during the three months ended June 30, 2008, we periodically order aircraft for which we have no options. In addition, in July 2008, we exercised a portion of the options by ordering three additional medium aircraft with a commitment of $24.7 million.
     Collective Bargaining Agreements — We employ approximately 330 pilots in our North America operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several other benefit plans. We are currently involved in negotiations with these pilots to renew the contract and expect the parties to reach an agreement in August 2008 that will be taken to OPEIU membership for a vote.
     We are currently involved in negotiations with unions representing our pilots and engineers in the U.K. As a result of the negotiations completed to date, we expect new labor rates to be effective for ground staff retroactive to July 1, 2008 and for pilots beginning September 1, 2008.
     In April 2008, an agreement was successfully negotiated with the pilot’s union in Australia. The agreement extends to June 30, 2010, and we do not anticipate any action by pilots prior to the expiration of the agreement. The agreement was lodged with the relevant authorities and became binding in May 2008. As a result of this agreement, labor rates increased 20.4%, portions of which were retroactive to May 2007 and January 2008. Additional increases of 5% will become effective in September 2008 and July 2009.
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
     Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the U.S. Federal Aviation Administration (“FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our U.S. Gulf of Mexico and Arctic business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of June 30, 2008, approximately

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
2,278,000 shares of our common stock were held by persons with foreign addresses. These shares represented approximately 7.8% of our total outstanding common shares as of June 30, 2008. Because a substantial portion of our common stock, our 3.00% Convertible Senior Notes and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.
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
     Following the settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Internal Review. We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters until the end of December 2008. We intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict what the outcome of the DOJ’s investigation into these matters will be for the Company.
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
     During fiscal years 2006 and 2007, we incurred approximately $10.5 million and $3.1 million, respectively, in professional fees related to the Internal Review and related matters. We incurred no legal or other professional fees in connection with the Internal Review during the three months ended June 30, 2007 and 2008. We incurred no legal or other professional fees in connection with the DOJ investigation relating to the Internal Review during the three months ended June 30, 2007. During the three months ended June 30, 2008 we incurred approximately $0.1 million in legal and professional fees in connection with the DOJ investigation relating to the Internal Review.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
     In connection with this matter, we incurred $2.6 million, $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2006, 2007 and 2008, respectively. We incurred no legal or other professional fees in connection with this matter for the three months ended June 30, 2007 and 2008; however, significant expenditures may continue to be incurred in the future.
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
     Supply Agreement with Timken — In conjunction with the sale of certain of the assets of Turbo Engines, Inc. to Timken Alcor Aerospace Technologies, Inc. (“Timken”) in November 2006, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken. Through June 30, 2008, we purchased $5.7 million under this agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
     Guarantees — We have guaranteed the repayment of up to £10 million ($19.9 million) of the debt of FBS Limited, an unconsolidated affiliate. See discussion of this commitment in Note 3 to our fiscal year 2008 Financial Statements. Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time. As of June 30, 2008, surety bonds with an aggregate value of 181.9 million Mexican pesos ($17.7 million) were outstanding.
     The following table summarizes our commitments under these guarantees as of June 30, 2008:

Amount of Commitment Expiration Per Period
	Remainder			Fiscal Year
	of Fiscal	Fiscal Years	Fiscal Years	2014 and
Total	Year 2009	2010-2011	2012-2013	Thereafter
(In thousands)
$37,607	$1,912	$6,193	$19,901	$9,601
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
NOTE 8 — TAXES
     Our effective income tax rates from continuing operations were 29.7% and 31.2% for the three months ended June 30, 2007 and 2008, respectively. During the three months ended June 30, 2007, we benefited from tax contingency related items totaling $0.9 million. During the three months ended June 30, 2008, we accrued tax contingency related items totaling $0.2 million. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
     On April 1, 2008, we completed an internal reorganization that restructured our holdings in Bristow Aviation Holdings Limited (“Bristow Aviation”) in an effort to simplify our legal entity structure and reduce administrative costs associated with our ownership in Bristow Aviation. In late March 2008, we completed part of this overall restructuring that resulted in the release of $3.5 million of previously provided U.S. deferred tax on the assets subject to the restructuring. The additional transactions completed on April 1, 2008 resulted in a charge to other comprehensive income as a result of a reduction of $9.4 million in deferred tax assets associated with our net pension liability; however, these transactions did not result in a material impact on net income.
     As of June 30, 2008, there was $3.2 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. As of June 30, 2008, $0.6 million in interest and penalties were accrued in connection with uncertain tax positions.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
NOTE 9 — EMPLOYEE BENEFIT PLANS
Pension Plans
     The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
Service cost for benefits earned during the period	$71	$72
Interest cost on pension benefit obligation	6,559	7,715
Expected return on assets	(6,790)	(6,969)
Amortization of unrecognized losses	1,024	1,283

Net periodic pension cost	$864	$2,101

     The current estimate of our cash contributions to the pension plans for fiscal year 2009 is $14.6 million, $3.6 million of which was paid during the three months ended June 30, 2008.
Incentive Compensation
     We have a number of incentive and stock option plans which are described in Note 8 to our fiscal year 2008 Financial Statements.
     In June 2008, the Compensation Committee of our board of directors changed the design of the long-term incentive awards and authorized the annual grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from -0- to 200% of the target amount depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among the Company’s compensation peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our stock including dividends paid since the award date against the peer group and has a maximum potential payout of $10.0 million. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. No compensation expense was recorded related to the performance cash awards during the three months ended June 30, 2008.
     For the three months ended June 30, 2007 and 2008, total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $1.5 million and $1.9 million, respectively. Stock-based compensation expense has been allocated to our various business units.
     During the three months ended June 30, 2008, 201,684 stock options were granted at an average exercise price of $50.25 per share. The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 3.48%; dividend yield of zero; stock price volatility of 33.48%; and expected option lives of 6 years. Also during the three months ended June 30, 2008, we awarded 140,169 shares of restricted stock at an average grant date fair value of $50.25 per share.

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     In June 2008, we issued 4,715,000 shares of common stock at $46.87 per share through a public offering. Net proceeds from the sale of the common stock were $211.0 million. Additionally, we issued 281,900 shares of common stock through a private placement to Caledonia Investments plc (“Caledonia”), one of our largest shareholders. The shares sold to Caledonia were also at a price of $46.87 per share and generated proceeds of $13.2 million.
     Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended June 30, 2007 excluded options to purchase 339,331 shares at a weighted average exercise price of $35.74, which were outstanding during the period but were anti-dilutive. Diluted earnings per common share for the three months ended June 30, 2008 excluded options to purchase 508,763 shares at a weighted average exercise price of $45.15 which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2007	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders — basic	$18,748	$19,487
Preferred Stock dividends	3,162	3,162
Interest expense on assumed conversion of 3.00% Convertible Senior Notes, net of tax (1)	—	—

Income available to common stockholders — diluted	$21,910	$22,649

Discontinued operations:
Income available to common stockholders — basic and diluted	$762	$—

Net earnings:
Income available to common stockholders — basic	$19,510	$19,487
Preferred Stock dividends	3,162	3,162
Interest expense on assumed conversion of 3.00% Convertible Senior Notes, net of tax (1)	—	—

Income available to common stockholders — diluted	$22,672	$22,649

Shares:
Weighted average number of common shares outstanding — basic	23,602,696	24,848,223
Assumed conversion of Preferred Stock outstanding during the period (2)	6,522,800	6,522,800
Assumed conversion of 3.00% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	93,529	181,002

Weighted average number of common shares outstanding — diluted	30,219,025	31,552,025

Basic earnings per common share:
Earnings from continuing operations	$0.80	$0.78
Earnings from discontinued operations	0.03	—

Net earnings	$0.83	$0.78

Diluted earnings per common share:
Earnings from continuing operations	$0.73	$0.72
Earnings from discontinued operations	0.02	—

Net earnings	$0.75	$0.72

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(1)	Diluted earnings per common share for the three months ended June 30, 2008 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3.00% Convertible Senior Notes. The 3.00% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock. The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes. In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of Bristow’s common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of Bristow common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2008 as our stock price did not meet or exceed $77.34 per share. These notes were issued in June 2008 and therefore did not impact the calculation of diluted earnings per share for the three months ended June 30, 2007.

(2)	Diluted earnings per common share included weighted average shares resulting from the assumed conversion of our Preferred Stock at the conversion rate that results in the most dilution: 1.4180 shares of common stock for each share of Preferred Stock. If the average of the closing price per share of our common stock on each of the 20 consecutive trading days ending on the third day immediately preceding the mandatory conversion date of September 15, 2009 is greater than $35.26 per share, then the Preferred Stock will convert into fewer shares than assumed for diluted earnings per common share. If such average is $43.19 per share or more, then the Preferred Stock will convert into 1,197,840 fewer shares than assumed for diluted earnings per common share.
NOTE 11 — SEGMENT INFORMATION
     We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted through three divisions: Western Hemisphere, Eastern Hemisphere and Global Training, and ten business units within those divisions. Western Hemisphere and Eastern Hemisphere operate through nine of the business units: U.S. Gulf of Mexico, Arctic, Latin America and Western Hemisphere (“WH”) Centralized Operations within the Western Hemisphere, and Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere. Our WH and EH Centralized Operations business units are comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Western and Eastern Hemisphere business units) and division level expenses. Bristow Academy is the only business unit within our Global Training division.
     Beginning on April 1, 2008, the North America business unit was segregated into three separate business units: U.S. Gulf of Mexico, Arctic and WH Centralized Operations. Amounts presented below as of March 31, 2008 and for the three months ended June 30, 2007 have been restated to conform to current period presentation. Additionally, the South and Central America business unit is now referred to as the Latin America business unit.
     The tables that follow show reportable segment information for the three months ended June 30, 2007 and 2008, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$55,379	$61,509
Arctic	4,357	4,243
Latin America	16,036	20,206
WH Centralized Operations	274	1,858
Europe	82,927	95,286
West Africa	33,283	43,300
Southeast Asia	22,492	36,880
Other International	11,276	12,491
EH Centralized Operations	2,108	2,167
Bristow Academy	3,019	6,151
Corporate	—	32

Total segment gross revenue	$231,151	$284,123

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
Intrasegment gross revenue:
U.S. Gulf of Mexico	$49	$—
Arctic	—	—
Latin America	—	—
WH Centralized Operations	880	402
Europe	430	144
West Africa	—	—
Southeast Asia	—	—
Other International	179	530
EH Centralized Operations	4,697	6,670
Bristow Academy	—	—

Total intrasegment gross revenue	$6,235	$7,746

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$55,428	$61,509
Arctic	4,357	4,243
Latin America	16,036	20,206
WH Centralized Operations	1,154	2,260
Europe	83,357	95,430
West Africa	33,283	43,300
Southeast Asia	22,492	36,880
Other International	11,455	13,021
EH Centralized Operations	6,805	8,837
Bristow Academy	3,019	6,151
Intrasegment eliminations	(6,235)	(7,746)
Corporate	—	32

Total consolidated gross revenue	$231,151	$284,123

Consolidated operating income (loss) reconciliation:
U.S. Gulf of Mexico	$9,099	$7,989
Arctic	675	519
Latin America	3,334	6,475
WH Centralized Operations	1,292	(676)
Europe	14,575	17,476
West Africa	2,797	6,516
Southeast Asia	4,127	4,186
Other International	2,265	1,197
EH Centralized Operations	(4,279)	(7,921)
Bristow Academy	(91)	546
Gain on disposal of assets	584	2,665
Corporate	(5,592)	(7,385)

Total consolidated operating income	$28,786	$31,587

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	March 31,	June 30,
	2008	2008
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$255,863	$257,835
Arctic	17,233	20,791
Latin America	157,916	200,909
WH Centralized Operations	2,520	2,395
Europe	509,413	557,852
West Africa	252,458	251,839
Southeast Asia	165,431	197,418
Other International	99,185	86,488
EH Centralized Operations	51,291	27,668
Bristow Academy	33,966	35,000
Corporate (1)	432,079	717,083

Total identifiable assets	$1,977,355	$2,355,278

(1)	Includes $182.9 million and $229.6 million in progress payments on aircraft scheduled to be delivered in future periods, which is included in construction in progress within property and equipment on our condensed consolidated balance sheets as of March 31 and June 30, 2008, respectively.
NOTE 12 — COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
Net income	$22,672	$22,649
Other comprehensive income (loss):
Currency translation adjustments	8,720	3,503
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (see Note 8)	—	(9,371)
Unrealized loss on cash flow hedges (net of income tax effect of $0.3 million)	—	(578)

Comprehensive income	$31,392	$16,203

     During the three months ended June 30, 2007 and 2008, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of June 30, 2007 and 2008.
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     In connection with the sale of the 7 1/2% Senior Notes due 2017, the 6 1/8% Senior Notes due 2013 and the 3.00% Convertible Senior Notes, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$74,308	$156,843	$—	$231,151
Intercompany revenue	—	5,156	6,115	(11,271)	—

	—	79,464	162,958	(11,271)	231,151

Operating expense:
Direct cost	—	48,283	124,950	—	173,233
Intercompany expenses	—	6,214	5,057	(11,271)	—
Depreciation and amortization	71	5,404	5,856	—	11,331
General and administrative	5,493	3,067	9,825	—	18,385
Gain on disposal of assets	—	(708)	124	—	(584)

	5,564	62,260	145,812	(11,271)	202,365

Operating income (loss)	(5,564)	17,204	17,146	—	28,786
Earnings (losses) from unconsolidated affiliates, net	15,625	175	3,215	(15,625)	3,390
Interest income	19,647	9	687	(18,219)	2,124
Interest expense	(2,812)	—	(18,335)	18,219	(2,928)
Other income (expense), net	(25)	(43)	494	—	426

Income from continuing operations before provision for income taxes and minority interest	26,871	17,345	3,207	(15,625)	31,798
Allocation of consolidated income taxes	(4,152)	(198)	(5,089)	—	(9,439)
Minority interest	(47)	—	(402)	—	(449)

Income (loss) from continuing operations	22,672	17,147	(2,284)	(15,625)	21,910
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	1,157	—	—	1,157
Provision for income taxes on discontinued operations	—	(395)	—	—	(395)

Income from discontinued operations	—	762	—	—	762

Net income (loss)	$22,672	$17,909	$(2,284)	$(15,625)	$22,672

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$31	$89,232	$194,860	$—	$284,123
Intercompany revenue	—	5,473	4,432	(9,905)	—

	31	94,705	199,292	(9,905)	284,123

Operating expense:
Direct cost	40	59,453	153,547	—	213,040
Intercompany expenses	—	4,485	5,420	(9,905)	—
Depreciation and amortization	67	5,712	9,176	—	14,955
General and administrative	7,153	4,331	15,722	—	27,206
Gain on disposal of assets	—	(1,963)	(702)	—	(2,665)

	7,260	72,018	183,163	(9,905)	252,536

Operating income (loss)	(7,229)	22,687	16,129	—	31,587
Earnings (losses) from unconsolidated affiliates, net	49,123	3,454	4,269	(49,123)	7,723
Interest income	20,935	65	451	(20,004)	1,447
Interest expense	(8,743)	—	(19,754)	20,004	(8,493)
Other income (expense), net	4,680	(25)	(2,963)	—	1,692

Income from continuing operations before provision for income taxes and minority interest	58,766	26,181	(1,868)	(49,123)	33,956
Allocation of consolidated income taxes	(36,074)	(3,873)	29,343	—	(10,604)
Minority interest	(43)	—	(660)	—	(703)

Income (loss) from continuing operations	22,649	22,308	26,815	(49,123)	22,649
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	—	—	—	—
Provision for income taxes on discontinued operations	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net income (loss)	$22,649	$22,308	$26,815	$(49,123)	$22,649

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,494	$361	$63,195	$—	$290,050
Accounts receivable	34,679	73,023	155,232	(47,019)	215,915
Inventories	—	76,706	99,533	—	176,239
Prepaid expenses and other	1,145	2,856	20,176	—	24,177

Total current assets	262,318	152,946	338,136	(47,019)	706,381

Intercompany investment	602,282	1,047	16,990	(620,319)	—
Investment in unconsolidated affiliates	4,433	3,639	44,395	—	52,467
Intercompany notes receivable	875,856	—	(15,145)	(860,711)	—
Property and equipment – at cost:
Land and buildings	212	44,230	15,614	—	60,056
Aircraft and equipment	2,957	552,429	873,610	—	1,428,996

	3,169	596,659	889,224	—	1,489,052

Less: Accumulated depreciation and amortization	(1,146)	(139,100)	(176,268)	—	(316,514)

	2,023	457,559	712,956	—	1,172,538
Goodwill	—	4,755	10,921	—	15,676
Other assets	14,183	4,457	11,653	—	30,293

	$1,761,095	$624,403	$1,119,906	$(1,528,049)	$1,977,355

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$686	$14,486	$47,986	$(13,508)	$49,650
Accrued liabilities	10,893	15,780	106,368	(33,511)	99,530
Deferred taxes	(1,909)	—	11,147	—	9,238
Short-term borrowings and current maturities of long-term debt	—	—	6,541	—	6,541

Total current liabilities	9,670	30,266	172,042	(47,019)	164,959

Long-term debt, less current maturities	584,981	—	14,696	—	599,677
Intercompany notes payable	—	190,498	670,213	(860,711)	—
Accrued pension liabilities	—	—	134,156	—	134,156
Other liabilities and deferred credits	3,834	9,379	1,592	—	14,805
Deferred taxes	52,190	3,669	35,888	—	91,747
Minority interest	2,072	—	2,498	—	4,570

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common stock	239	4,996	68,986	(73,982)	239
Additional paid-in-capital	186,390	23,100	242,983	(266,083)	186,390
Retained earnings	606,931	362,495	(60,086)	(302,409)	606,931
Accumulated other comprehensive income (loss)	92,234	—	(163,062)	22,155	(48,673)

	1,108,348	390,591	88,821	(620,319)	967,441

	$1,761,095	$624,403	$1,119,906	$(1,528,049)	$1,977,355

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$470,224	$—	$57,883	$(675)	$527,432
Accounts receivable	4,634	76,672	161,068	(20,763)	221,611
Inventories	—	75,667	99,791	—	175,458
Prepaid expenses and other	958	692	31,082	—	32,732

Total current assets	475,816	153,031	349,824	(21,438)	957,233

Intercompany investment	653,084	1,045	30,484	(684,613)	—
Investment in unconsolidated affiliates	2,828	13,643	18,887	—	35,358
Intercompany notes receivable	971,612	—	(33,624)	(937,988)	—
Property and equipment – at cost:
Land and buildings	212	44,668	15,904	—	60,784
Aircraft and equipment	5,369	636,776	943,043	—	1,585,188

	5,581	681,444	958,947	—	1,645,972

Less: Accumulated depreciation and amortization	(1,184)	(141,931)	(183,727)	—	(326,842)

	4,397	539,513	775,220	—	1,319,130
Goodwill	—	4,755	11,835	—	16,590
Other assets	17,528	331	9,108	—	26,967

	$2,125,265	$712,318	$1,161,734	$(1,644,039)	$2,355,278

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,426	$20,350	$50,220	$(18,488)	$54,508
Accrued liabilities	14,501	15,737	58,269	(2,950)	85,557
Deferred taxes	(1,747)	—	14,050	—	12,303
Short-term borrowings and current maturities of long-term debt	—	—	7,692	—	7,692

Total current liabilities	15,180	36,087	130,231	(21,438)	160,060
Long-term debt, less current maturities	695,585	—	30,847	—	726,432
Intercompany notes payable	—	246,468	691,520	(937,988)	—
Accrued pension liabilities	—	—	132,810	—	132,810
Other liabilities and deferred credits	3,882	9,300	1,593	—	14,775
Deferred taxes	53,558	5,284	43,478	—	102,320
Minority interest	2,075	—	8,179	—	10,254
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	291	4,996	67,473	(72,469)	291
Additional paid-in-capital	413,228	25,380	250,030	(275,410)	413,228
Retained earnings	627,673	384,803	(33,271)	(351,532)	627,673
Accumulated other comprehensive income (loss)	91,239	—	(161,156)	14,798	(55,119)

	1,354,985	415,179	123,076	(684,613)	1,208,627

	$2,125,265	$712,318	$1,161,734	$(1,644,039)	$2,355,278

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(30,235)	$1,517	$15,157	$11,242	$(2,319)

Cash flows from investing activities:
Capital expenditures	(105)	(86,149)	(35,526)	—	(121,780)
Proceeds from asset dispositions	—	573	(122)	—	451
Acquisition, net of cash received	(15,031)	—	2,105	—	(12,926)

Net cash used in investing activities	(15,136)	(85,576)	(33,543)	—	(134,255)

Cash flows from financing activities:
Proceeds from borrowings	300,000	—	—	—	300,000
Debt issuance costs	(4,249)	—	—	—	(4,249)
Repayment of debt and debt redemption premiums	—	—	(3,166)	—	(3,166)
Increases (decreases) in cash related to intercompany advances and debt	(86,973)	86,973	11,242	(11,242)	—
Partial prepayment of put/call obligation	(37)	—	—	—	(37)
Preferred Stock dividends paid	(3,163)	—	—	—	(3,163)
Issuance of common stock	1,095	—	—	—	1,095
Tax benefit related to stock-based compensation	410	—	—	—	410

Net cash provided by financing activities	207,083	86,973	8,076	(11,242)	290,890
Effect of exchange rate changes on cash and cash equivalents	333	—	705	—	1,038

Net increase (decrease) in cash and cash equivalents	162,045	2,914	(9,605)	—	155,354
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188

Cash and cash equivalents at end of period	$295,055	$6,348	$38,139	$—	$339,542

BRISTOW GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(12,270)	$17,713	$25,958	$(1,757)	$29,644

Cash flows from investing activities:
Capital expenditures	(1,069)	(87,744)	(42,005)	—	(130,818)
Proceeds from asset dispositions	—	3,230	4,176	—	7,406
Acquisition, net of cash received	—	356	—	—	356

Net cash used in investing activities	(1,069)	(84,158)	(37,829)	—	(123,056)

Cash flows from financing activities:
Proceeds from borrowings	115,000	—	—	—	115,000
Debt issuance costs	(3,304)	—	—	—	(3,304)
Repayment of debt and debt redemption premiums	(575)	—	(1,022)	—	(1,597)
Increases (decreases) in cash related to intercompany advances and debt	(75,949)	66,084	8,783	1,082	—
Partial prepayment of put/call obligation	(41)	—	—	—	(41)
Preferred Stock dividends paid	(3,162)	—	—	—	(3,162)
Issuance of common stock	225,117	—	—	—	225,117
Tax benefit related to stock-based compensation	231	—	—	—	231

Net cash provided by financing activities	257,317	66,084	7,761	1,082	332,244
Effect of exchange rate changes on cash and cash equivalents	(248)	—	(1,202)	—	(1,450)

Net increase (decrease) in cash and cash equivalents	243,730	(361)	(5,312)	(675)	237,382
Cash and cash equivalents at beginning of period	226,494	361	63,195	—	290,050

Cash and cash equivalents at end of period	$470,224	$—	$57,883	$(675)	$527,432

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bristow Group Inc.:
     We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2008 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2007 and 2008, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2007 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Houston, Texas
August 5, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “fiscal year 2008 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended June 30, 2007 and 2008, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2009 is referred to as “fiscal year 2009.”
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
     Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance. We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:
•	the risks and uncertainties described under “Item 1A. Risk Factors” in the fiscal year 2008 Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet capacity expansion program;

•	the outcome of the United States Department of Justice (“DOJ”) investigation relating to the Internal Review, which is ongoing, has a greater than anticipated financial or business impact; and

•	the outcome of the DOJ antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

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
General
     We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated. We are one of two helicopter service providers to the offshore energy industry with global operations. We have major operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria and Australia. We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.
     We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through ten business units within those divisions:
•	Western Hemisphere
–	U.S. Gulf of Mexico

–	Arctic

–	Latin America

–	Western Hemisphere (“WH”) Centralized Operations
•	Eastern Hemisphere
–	Europe

–	West Africa

–	Southeast Asia

–	Other International

–	Eastern Hemisphere (“EH”) Centralized Operations
•	Global Training
–	Bristow Academy
     We provide helicopter services to a broad base of major, independent, international and national energy companies. Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations. A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities. As of June 30, 2008, we operated 411 aircraft (including 375 owned aircraft, 30 leased aircraft and six aircraft operated for one of our customers; eight of the owned aircraft are held for sale) and our unconsolidated affiliates operated 133 aircraft in addition to those aircraft leased from us.
     Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority. Bristow Academy, which forms the central core of our Global Training division, operates 68 aircraft (including 51 owned and 17 leased aircraft) and employs 182 people, including 78 flight instructors. The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.
     The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2008; (2) the number of helicopters which we had on order or under option as of June 30, 2008; and (3) the percentage of gross revenues which each of our segments and business units provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage	Aircraft in Consolidated Fleet
	of Current	Helicopters
	Quarter					Fixed		Unconsolidated
	Revenue	Small(1)	Medium	Large	Training	Wing	Total(2)	Affiliates(3)	Total
U.S. Gulf of Mexico	22%	106	27	4	—	—	137	—	137
Arctic	1%	14	2	—	—	1	17	—	17
Latin America	7%	5	37	1	—	—	43	9	52
WH Centralized Operations	1%	—	—	—	—	—	—	—	—
Europe	34%	—	10	37	—	—	47	25	72
West Africa	15%	12	29	3	—	4	48	—	48
Southeast Asia	13%	3	11	15	—	—	29	—	29
Other International	4%	—	11	9	—	2	22	41	63
EH Centralized Operations	1%	—	—	—	—	—	—	58	58
Bristow Academy	2%	—	—	—	67	1	68	—	68

Total	100%	140	127	69	67	8	411	133	544

Aircraft not currently in fleet: (4)
On order		3	9	19	8	—	39
Under option		1	30	20	—	—	51

(1)	On August 5, 2008, we executed an agreement to sell 53 small aircraft and related assets operating in the U.S. Gulf of Mexico. See “— Business Unit Operating Results — Current Quarter Compared to Comparable Quarter — U.S. Gulf of Mexico” for further discussion.

(2)	Includes eight aircraft held for sale.

(3)	The 133 aircraft operated by our unconsolidated affiliates are in addition to those aircraft leased from us.

(4)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

Our Strategy
     Our goal is to advance our position as the leading helicopter services provider to the offshore energy industry. We intend to employ the following strategies to achieve this goal:
•	Grow our business. We plan to continue to grow our business globally and increase our revenue, profitability and fleet capacity. We have a footprint in most major oil and gas producing regions of the world, and we have the opportunity to expand and deepen our presence in many of these markets. We anticipate this growth will result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions. Through our relationships with our existing customers, we are aware of future business opportunities in a broad range of the markets we currently serve that would require capital expenditures of roughly double the approximate $1 billion of future capital expenditures we have financed (through existing cash, available credit under our revolving credit facility and estimated future operating cash flows). Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

•	Strategically position our company as the preferred provider of helicopter services. We position our company as the preferred provider of helicopter services by maintaining strong relationships with our customers and providing safe and high-quality service. We focus on maintaining relationships with our customers’ field operations and corporate management. We believe that this focus helps us better anticipate customer needs and provide our customers with the right aircraft in the right place at the right time, which in turn allows us to better manage our existing fleet and capital investment program. We also leverage our close relationships with our customers to establish mutually beneficial operating practices and safety standards worldwide. By applying standard operating and safety practices across our global operations, we are able to provide our customers with consistent, high-quality service in each of their areas of operation. By better understanding our customers’ needs and by virtue of our global operations and safety standards, we have effectively competed against other helicopter service providers based on aircraft availability, customer service, safety and reliability, and not just price.

•	Integrate our global operations. We are an integrated global operator, and we intend to continue to identify and implement further opportunities to integrate our global organization. In the past several years, we have changed our senior management team, integrated our operations among previously independently managed businesses, created a global flight and maintenance standards group, improved our global asset allocation and made other changes in our corporate operations. We anticipate that these improvements and further integration opportunities will result in revenue growth, and may also generate cost savings.
     Our internal financial policy is to substantially pre-finance capital expenditures and maintain a conservative capital structure to provide financial flexibility. Accordingly, over the past two and a half years we have raised $1.1 billion of capital in a mix of debt and equity with both public and private financings. During this same period we have spent $810.9 million on capital expenditures to grow the company. In addition, as of June 30, 2008, we had commitments to purchase $389.6 million in aircraft, including 3 small, 9 medium, 19 large and 8 training aircraft, and options to purchase $862.8 million in additional aircraft, including one small, 30 medium and 20 large aircraft. Depending on market conditions, we expect to exercise some or all of these options to purchase aircraft and may elect to expand our business through acquisition, including acquisitions currently under consideration.
Market Outlook
     We are currently experiencing significant demand for our helicopter services. Based on our current contract level and discussions with our customers about their needs for aircraft related to their oil and gas production and exploration plans, we are aware of future business opportunities in a broad range of the markets we currently serve that would require capital expenditures of roughly double the approximate $1 billion of future capital expenditures we have financed (through existing cash, available credit under our revolving credit facility and estimated future operating cash flows). In addition, this high level of demand has allowed us to increase the rates we charge for our services over the past several years.

     We expect to see growth in demand for additional helicopter services, particularly in the U.S. Gulf of Mexico, Latin America, West Africa and Southeast Asia. We also expect that the relative importance of our other business units will continue to increase as oil and gas producers increasingly focus on prospects outside of the Gulf of Mexico and the North Sea. This growth will provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft into markets that will sustain higher rates for our services. Currently, helicopter manufacturers are indicating very limited supply availability for medium and large aircraft during the next two to three years. We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services. We believe that our recent aircraft acquisitions and commitments position us to benefit from the current market conditions and to deploy new aircraft on order or under option at these favorable rates and contract terms.
Results of Operations
     The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended
	June 30,
	2007	2008
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$211,006	$258,404
Reimbursable revenue	20,145	25,719

Total gross revenue	231,151	284,123

Operating expense:
Direct cost	153,088	186,973
Reimbursable expense	20,145	26,067
Depreciation and amortization	11,331	14,955
General and administrative	18,385	27,206
Gain on disposal of assets	(584)	(2,665)

Total operating expense	202,365	252,536

Operating income	28,786	31,587
Earnings from unconsolidated affiliates, net of losses	3,390	7,723
Interest income (expense), net	(804)	(7,046)
Other income (expense), net	426	1,692

Income from continuing operations before provision for income taxes and minority interest	31,798	33,956
Provision for income taxes	(9,439)	(10,604)
Minority interest	(449)	(703)

Income from continuing operations	21,910	22,649

Discontinued operations:
Income from discontinued operations before provision for income taxes	1,157	—
Provision for income taxes on discontinued operations	(395)	—

Income from discontinued operations	762	—

Net income	$22,672	$22,649

Current Quarter Compared to Comparable Quarter
     Our gross revenue increased to $284.1 million for the Current Quarter from $231.2 million for the Comparable Quarter, an increase of 22.9%. The increase in gross revenue is primarily due to increases in rates and the addition of new aircraft. Our operating expense increased to $252.5 million for the Current Quarter from $202.4 million for the Comparable Quarter, an increase of 24.8%. Our operating income for the Current Quarter increased to $31.6 million from $28.8 million for the Comparable Quarter while operating margin declined to 11.1% for the Current Quarter compared to 12.5% for the Comparable Quarter. The largest factors affecting financial results were the favorable impact of changes to our ownership interests in certain joint ventures and other transactions related to our operations in Mexico (the

“Mexico Reorganization”), offset by the negative impact from our EH Centralized Operations.
•	The Mexico Reorganization included the restructuring of our ownership interests such that we now own 70% (up from 49%) of one affiliate (Rotorwing Leasing Resources, L.L.C. or “RLR”) and 24% (down from 49%) of another (Heliservicio Campeche S.A. de C.V. or “Heliservicio”), which resulted in several changes effective April 1, 2008, including the consolidation of RLR, return to the accrual basis of accounting for revenue recognition with Heliservicio and application of the equity method of accounting to our investment in Heliservicio. The Mexico Reorganization impacted financial results as follows:
-	Increased operating income by $0.8 million,

-	Increased income from continuing operations by $3.7 million,

-	Increased diluted earnings per share by $0.12.
For further discussion of the Mexico Reorganization, see discussion in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

•	EH Centralized Operations experienced significantly higher maintenance costs primarily due to (a) foreign currency movements as a portion of our third party maintenance contracts are denominated in euros, (b) an increase in heavy maintenance activities and (c) a reduction in the carrying value of obsolete inventory, which impacted financial results as follows:
-	Reduced operating income by $6.9 million,

-	Reduced income from continuing operations by $4.5 million,

-	Reduced diluted earnings per share by $0.14.
     Income from continuing operations for the Current Quarter of $22.6 million represents a $0.7 million increase from the Comparable Quarter. This increase was driven by increases in operating income, earnings from unconsolidated affiliates and other income (expense), net, which primarily resulted from the Mexico Reorganization discussed above, partially offset by an increase in interest expense, net of interest income.

Business Unit Operating Results
     The following tables set forth certain operating information for the ten business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.
     Beginning on April 1, 2008, the North America business unit was segregated into three separate business units: U.S. Gulf of Mexico, Arctic and WH Centralized Operations. Amounts presented below as of March 31, 2008 and for the three months ended June 30, 2007 have been restated to conform to current period presentation. Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

	Three Months Ended
	June 30,
	2007	2008
Flight hours (excludes unconsolidated affiliates):
U.S. Gulf of Mexico	37,868	37,639
Arctic	2,403	2,437
Latin America	11,367	9,064
Europe	10,821	10,306
West Africa	8,898	9,598
Southeast Asia	3,344	4,882
Other International	2,547	2,053

Consolidated total	77,248	75,979

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
Gross revenue:
U.S. Gulf of Mexico	$55,428	$61,509
Arctic	4,357	4,243
Latin America	16,036	20,206
WH Centralized Operations	1,154	2,260
Europe	83,357	95,430
West Africa	33,283	43,300
Southeast Asia	22,492	36,880
Other International	11,455	13,021
EH Centralized Operations	6,805	8,837
Bristow Academy	3,019	6,151
Intrasegment eliminations	(6,235)	(7,746)
Corporate	—	32

Consolidated total	$231,151	$284,123

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
Operating expense: (1)
U.S. Gulf of Mexico	$46,329	$53,520
Arctic	3,682	3,724
Latin America	12,702	13,731
WH Centralized Operations	(138)	2,936
Europe	68,782	77,954
West Africa	30,486	36,784
Southeast Asia	18,365	32,694
Other International	9,190	11,824
EH Centralized Operations	11,084	16,758
Bristow Academy	3,110	5,605
Intrasegment eliminations	(6,235)	(7,746)
Gain on disposal of assets	(584)	(2,665)
Corporate	5,592	7,417

Consolidated total	$202,365	$252,536

Operating income:		,
U.S. Gulf of Mexico	$9,099	$7,989
Arctic	675	519
Latin America	3,334	6,475
WH Centralized Operations	1,292	(676)
Europe	14,575	17,476
West Africa	2,797	6,516
Southeast Asia	4,127	4,186
Other International	2,265	1,197
EH Centralized Operations	(4,279)	(7,921)
Bristow Academy	(91)	546
Gain on disposal of assets	584	2,665
Corporate	(5,592)	(7,385)

Consolidated operating income	28,786	31,587
Earnings from unconsolidated affiliates	3,390	7,723
Interest income	2,124	1,447
Interest expense	(2,928)	(8,493)
Other income (expense), net	426	1,692

Income from continuing operations before provision for income taxes and minority interest	31,798	33,956
Provision for income taxes	(9,439)	(10,604)
Minority interest	(449)	(703)

Income from continuing operations	$21,910	$22,649

	Three Months Ended
	June 30,
	2007	2008
Operating margin: (2)
U.S. Gulf of Mexico	16.4%	13.0%
Arctic	15.5%	12.2%
Latin America	20.8%	32.0%
Europe	17.5%	18.3%
West Africa	8.4%	15.0%
Southeast Asia	18.3%	11.4%
Other International	19.8%	9.2%
Bristow Academy	(3.0)%	8.9%
Consolidated total	12.5%	11.1%

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended
	June 30,
	2007	2008
	(In thousands)
U.S. Gulf of Mexico	$2,755	$2,957
Arctic	164	224
Latin America	949	1,930
WH Centralized Operations	137	124
Europe	3,416	4,879
West Africa	1,600	2,053
Southeast Asia	805	1,437
Other International	729	701
EH Centralized Operations	329	150
Bristow Academy	376	411
Corporate	71	89

Consolidated total	$11,331	$14,955

(2)	Operating margin is calculated as gross revenues less operating expenses divided by gross revenues.
Current Quarter Compared to Comparable Quarter
     Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.
U.S. Gulf of Mexico
     Gross revenue for U.S. Gulf of Mexico increased to $61.5 million for the Current Quarter from $55.4 million for the Comparable Quarter. The increase in gross revenue is primarily due to an increase in billings to our customers for fuel costs and a favorable shift in the mix of aircraft type utilized in the Current Quarter. We operated seven fewer small aircraft in the U.S. Gulf of Mexico in the Current Quarter compared to the Comparable Quarter, which earn lower rates than medium and large aircraft.
     Operating expense for U.S. Gulf of Mexico increased to $53.5 million for the Current Quarter from $46.3 million for the Comparable Quarter. The increase was primarily due to increases in fuel costs (which are generally recovered from our customers), salaries and allocations of maintenance from WH Centralized Operations. Primarily as a result of the increases in salaries and maintenance expense, the operating margin for this business unit decreased to 13.0% for the Current Quarter from 16.4% for the Comparable Quarter.

     On August 5, 2008, we executed an agreement to sell 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million. The sale is anticipated to result in a pre-tax gain of roughly $40 million or $0.75 per diluted share, after tax.
     This sale of assets is a continuation of our growth strategy to redeploy capital into newer, high-technology aircraft capable of operating further offshore and in harsh environments. The agreement is the next step in the previously announced plan to dispose of certain types of small aircraft operating in the U.S. Gulf of Mexico serving production management companies. The assets to be sold pursuant to the agreement include the 53 aircraft, related inventory, spare parts, and offshore fuel equipment. In addition, certain customer contracts, which these aircraft support will be assigned to the buyer. These assets and contracts represent our entire business serving production management customers in the U.S. Gulf of Mexico. Revenue of $42.6 million and $11.3 million were generated by these contracts in fiscal year 2008 and the Current Quarter, respectively, representing 18% of revenue for the U.S. Gulf of Mexico business unit in such periods.
     The sale, which is expected to close by September 30, 2008, is contingent upon several items being completed, including the buyer obtaining financing, customer consent of affected commercial contracts, regulatory clearance and other customary conditions. Therefore, no assurance can be given that the sale will be completed.
     We employ approximately 330 pilots in our North America operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement. We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on April 4, 2005. The terms under the amended agreement are fixed until October 3, 2008 and include wage increases for the pilot group and improvements to several other benefit plans. We are currently involved in negotiations with these pilots to renew the contract and expect the parties to reach an agreement in August 2008 that will be taken to OPEIU membership for a vote.
Arctic
     Our Arctic business unit includes our operations in Alaska, where we are a major supplier of helicopter services to the oil and gas industry including the TransAlaska pipeline.
     Gross revenue for Arctic decreased slightly to $4.2 million for the Current Quarter from $4.4 million for the Comparable Quarter due to a decrease in ad hoc flying, which was unusually high in the Comparable Quarter.
     Operating expense for Arctic was unchanged at $3.7 million for both the Current Quarter and Comparable Quarter. Primarily as a result of the decrease in ad hoc flying, the operating margin for this business unit decreased to 12.2% for the Current Quarter from 15.5% for the Comparable Quarter.
Latin America
     Gross revenue for Latin America increased to $20.2 million for the Current Quarter from $16.0 million for the Comparable Quarter, primarily due to the impact on gross revenue of the Mexico Reorganization discussed above and the consolidation of RLR effective April 1, 2008. This increase was partially offset by lower revenue in Brazil as we were operating three fewer aircraft in that market versus the Comparable Quarter.
     Operating expense for Latin America increased to $13.7 million for the Current Quarter from $12.7 million for the Comparable Quarter, primarily due to an increase in expenses in Trinidad (primarily due to increased salaries) and the effect of the consolidation of RLR in Mexico effective April 1, 2008. This was partially offset by lower operating expense in Brazil due to the operation of fewer aircraft. Primarily as a result of the impact of the Mexico Reorganization, the operating margin for this business unit increased to 32.0% for the Current Quarter from 20.8% for the Comparable Quarter. Excluding the Mexico Reorganization, the operating margin for Latin America would have been 29.3%.
     We sold our ownership interest in a Brazilian joint venture in March 2007 and most of the related aircraft in December 2007, which resulted in a temporary reduction in our business volume in Brazil over the past year. However, we have contracted to provide three new medium aircraft to another customer in Brazil commencing in July and September 2008, and anticipate leasing additional aircraft into this important market which we expect to be a growing part of our business.

WH Centralized Operations
     Our WH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Western Hemisphere business units) and division level expenses. Operating expense reflects costs associated with other non-flight services net of the related charges to the other Western Hemisphere business units.
     Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, increased to $2.3 million for the Current Quarter from $1.2 million for the Comparable Quarter as a result of the timing of technical services work and billings.
     Operating expense increased to $2.9 million for the Current Quarter from a negative $0.1 million for the Comparable Quarter, primarily due to a decrease in recovery of maintenance costs from the other Western Hemisphere business units resulting from a decrease in flight hours and an increase in technical services costs. The decrease in maintenance recovery from the other Western Hemisphere business units in the Current Quarter resulted in a $2.0 million decrease in operating income from this business unit compared to the Comparable Quarter.
Europe
     Gross revenue for Europe increased to $95.4 million for the Current Quarter from $83.4 million for the Comparable Quarter, primarily as a result of increases in out-of-pocket costs rebilled to our customers (reimbursable revenue), billings to our customers for fuel costs and rates under new and existing contracts, and the impact of exchange rate changes, which were partially offset by reduced search and rescue work.
     Operating expense for Europe increased to $78.0 million for the Current Quarter from $68.8 million for the Comparable Quarter primarily due to increases in reimbursable costs, fuel costs (which are generally rebilled to our customers), maintenance expense (resulting from an increase in allocations of maintenance from EH Centralized Operations), depreciation (resulting from changes in the mix of aircraft), pension costs and other costs (including third party lease costs and insurance). As a result of increases in rates under new and existing contracts, operating margin for Europe increased to 18.3% for the Current Quarter from 17.5% for the Comparable Quarter.
     We are currently involved in negotiations with unions representing our pilots and engineers in the U.K. As a result of the negotiations completed to date, we expect new labor rates to be effective for ground staff retroactive to July 1, 2008 and for pilots beginning September 1, 2008.
     We previously provided search and rescue services for the U.K. Maritime Coastguard Agency. The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008. We expect that we will either be able to employ these aircraft for other customers or sell the aircraft. We sold one of these aircraft in January 2008 and anticipate selling three aircraft during the three months ending September 30, 2008. Two of the aircraft are employed into Den Helder, Netherlands in support of an existing search and rescue contract. In the Comparable Quarter and Current Quarter, we had $8.1 million and $1.4 million, respectively, in operating revenue associated with this contract.
West Africa
     Gross revenue for West Africa increased to $43.3 million for the Current Quarter from $33.3 million for the Comparable Quarter, primarily as a result of increased rates under our contracts with major customers in Nigeria and a general increase in flight activity in this market over the Comparable Quarter, partially offset by reduced flying activity due to disruptions to our customers’ business from civil unrest.
     Operating expense for West Africa increased to $36.8 million for the Current Quarter from $30.5 million for the Comparable Quarter. The increase was primarily a result of increases in maintenance costs resulting from an increase in flight activity and an increase in allocations of maintenance from EH Centralized Operations, in out-of-pocket expenses rebilled to our customers and in other expenses, including freight charges and travel costs. The increase in costs was partially offset by lower salaries resulting from the reduction of headcount from the redundancy program completed in March 2008. Operating margin for West Africa increased to 15.0% for the Current Quarter from 8.4% for the Comparable Quarter, primarily as a result of the rate increases since the Comparable Quarter.
     In fiscal year 2008, we completed negotiations with the unions in Nigeria, which resulted in a portion of the increase in salaries and benefits discussed above. We also experience periodic disruption to our operations related to civil unrest and violence. These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.
Southeast Asia
     Gross revenue for Southeast Asia increased to $36.9 million in the Current Quarter from $22.5 million for the Comparable Quarter, primarily due to higher revenue in Australia and Malaysia. Australia’s flight activity and revenue increased 20.8% and 49.0%, respectively, from the Comparable Quarter, primarily due to the addition of aircraft to this market and rate increases since the Comparable Quarter. Malaysia’s revenue increased by $3.7 million as a result of the addition of aircraft since the Comparable Quarter.
     Operating expense increased to $32.7 million for the Current Quarter from $18.4 million for the Comparable Quarter as a result of costs associated with the increase in activity from the Comparable Quarter, which primarily consisted of labor, fuel and maintenance costs. In addition to the impact of increased activity levels, compensation costs in Australia increased as a result of adjustments to employee tax and leave accruals related to prior periods totaling $1.3 million and higher labor costs resulting from the completion of negotiations on the collective bargaining agreement with the pilot’s union in Australia in April 2008. Fuel costs are generally rebilled to our customers. As a result of the increase in labor and maintenance costs in Australia, operating margin in Southeast Asia decreased to 11.4% for the Current Quarter from 18.3% for the Comparable Quarter. Excluding the adjustments to employee tax and leave accruals related to prior periods, operating margin for the Current Quarter would have been 15.0%.
Other International
     Gross revenue for Other International increased to $13.0 million for the Current Quarter from $11.5 million for the Comparable Quarter, primarily due to increased revenue in Russia (which primarily resulted from $1.2 million in escalation charges agreed to by the customer in the Current Quarter) and Kazakhstan (which resulted from the operation of new aircraft models in this market at higher rates), partially offset by decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of one less aircraft in the Current Quarter) and Libya (as we are no longer operating aircraft in this market).
     Operating expense increased to $11.8 million for the Current Quarter from $9.2 million for the Comparable Quarter. The increase in operating expense is primarily due to an increase in lease and landing costs in Russia and an increase in costs in Kazakhstan resulting from the inclusion of a bad debt provision release in the Comparable Quarter. The increase in operating expense in these markets resulted in a decrease in operating margin for Other International to 9.2% for the Current Quarter from 19.8% for the Comparable Quarter.
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
     Gross revenue for EH Centralized Operations increased to $8.8 million for the Current Quarter from $6.8 million for the Comparable Quarter as a result of an increase in intercompany charges to other business units for overhead costs.

     Operating expense increased to $16.8 million for the Current Quarter from $11.1 million for the Comparable Quarter, primarily due to an increase in maintenance costs resulting from an overall increase in heavy maintenance activity, the impact of increases in the euro to British pound exchange rate (as a portion of our third party maintenance contracts are denominated in euros) and a charge taken during the Current Quarter to reduce the carrying value of obsolete inventory.
Bristow Academy
     Gross revenue for Bristow Academy increased to $6.2 million for the Current Quarter from $3.0 million for the Comparable Quarter as a result of the expansion of the Global Training division through the acquisition of Vortex Helicopters Inc. in November 2007 and the acquisition of additional training aircraft.
     Operating expense increased to $5.6 million for the Current Quarter from $3.1 million for the Comparable Quarter, primarily due to increased business volume. As a result of the expansion of Bristow Academy since the Comparable Quarter, operating margin increased to 8.9% for the Current Quarter from (3.0)% in the Comparable Quarter. We expect Bristow Academy to continue to be profitable in future periods, although the primary strategic value to the Company from this business is the supply of pilots for use in our global operations. During the Current Quarter, approximately 50 pilots graduated from Bristow Academy; we hired 17 graduates as instructors at Bristow Academy and 11 graduates as pilots (mostly former instructors) into our other business units.
Corporate
     Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Corporate operating expense increased by $1.8 million over the Comparable Quarter primarily due to the addition of corporate personnel and an overall increase in salaries and benefits and professional fees.
Earnings from Unconsolidated Affiliates
     Earnings from unconsolidated affiliates increased to $7.7 million during the Current Quarter compared to $3.4 million in the Comparable Quarter, primarily due to collection of past due receivables by RLR (see discussion in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report), which resulted in a $3.6 million increase in earnings from unconsolidated affiliates during the Current Quarter, and a $1.3 million improvement in equity earnings from unconsolidated affiliates in the Eastern Hemisphere.
     In June 2008, our 50%-owned unconsolidated affiliate, FB Heliservices Limited (“FBH”), was awarded two contracts for a total value of £55 million with AgustaWestland and the U.K. Ministry of Defense. The contract with AgustaWestland is for training services in support of AgustaWestland overseas contracts and is based on extended search and rescue training at RAF Valley, but will also include instrument rating training and simulator training. The contract, which requires the acquisition of two medium and two small helicopters by FBH, began in June 2008 and will end in 2012. The new contract awarded by the U.K. Ministry of Defense extends the current operation providing three helicopters and associated engineering and logistics support to British Forces Cyprus and the Sovereign Base Areas Administration. The new contract will run to 2017 with three option years to 2020 and commences at the conclusion of the existing contract in 2010.
     In July 2008, our 49%-owned Norwegian affiliate, Norsk Helikopter AS (“Norsk”) was awarded a new contract by StatoilHydro ASA and ENI Norge AS effective June 1, 2009. The total value of the contract is approximately NOK 1.4 billion ($276 million), including option periods. The contract has a duration of six years plus three one-year options and includes two new, large helicopters which will perform crew change services and 24-hour search and rescue services.
Interest Expense, Net
     Interest expense, net of interest income, increased to $7.0 million during the Current Quarter compared to $0.8 million during the Comparable Quarter, primarily due to additional interest expense of $5.6 million associated with the 3.00% Convertible Senior Notes issued in June 2008 and the 7 1/2% Senior Notes issued in June and November 2007.

Other Income (Expense), Net
     Other income (expense), net, for the Current Quarter was $1.7 million compared to $0.4 million for the Comparable Quarter, primarily resulting from $1.4 million in gains realized through the Mexico Reorganization. The gain in the Comparable Quarter primarily represents foreign currency transaction gains. See a discussion of the Mexican Reorganization in Note 3 and foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Taxes
     Our effective income tax rates from continuing operations were 29.7% and 31.2% for the Comparable Quarter and Current Quarter, respectively. During the Comparable Quarter, we benefited from tax contingency related items totaling $0.9 million. During the Current Quarter, we accrued tax contingency related items totaling $0.2 million. Our effective tax rate was also reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.
Discontinued operations
     Discontinued operations for the Comparable Quarter generated $0.8 million after-tax income. We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name. As discussed in Note 1 in the “Notes to Condensed Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.
Liquidity and Capital Resources
Cash Flows
Operating Activities
     Net cash flows provided by operating activities totaled $29.6 million during the Current Quarter compared to net cash flows used in operating activities of $2.3 million during the Comparable Quarter. Changes in non-cash working capital used $13.6 million in cash flows from operating activities for the Current Quarter compared to using $37.7 million in the Comparable Quarter. The $31.9 million increase in net cash flows from operating activities is primarily the result of a $30.9 million increase in cash resulting from changes in accounts receivable as collections on accounts receivable were low during the Comparable Quarter, particularly in West Africa. Additionally, during the Current Quarter dividends received in excess of earnings from unconsolidated affiliates generated $6.3 million in more cash flow versus the Comparable Quarter as a result of the dividend payments received from an unconsolidated affiliate in Europe. These increases were offset by decreases in accrued liabilities due to cash paid for bonuses and accrued wages, benefits and related taxes in the Current Quarter versus the Comparable Quarter.

Investing Activities
     Cash flows used in investing activities were $123.1 million and $134.3 million for the Current Quarter and Comparable Quarter, respectively, primarily for capital expenditures as follows:

	Three Months
	Ended June 30,
	2007	2008
Number of aircraft delivered:
Medium	5	3
Large	2	2
Fixed wing	1	—
Training	2	2

Total aircraft	10	7

Capital expenditures (in thousands):
Aircraft and related equipment	$118,191	$123,434
Other	3,589	7,384

Total capital expenditures	$121,780	$130,818

     During the Current Quarter, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed in additional detail in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report). Also during the Current Quarter, we spent an additional $10.4 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations. During the Comparable Quarter, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods for a total of $109.9 million. Also, during the Comparable Quarter, we spent $8.3 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.
     During the Current Quarter we received proceeds of $7.4 million primarily from the disposal of five aircraft and certain other equipment, which together resulted in a net gain of $2.7 million. During the Comparable Quarter, we received proceeds from the disposal of three aircraft and certain other equipment and incurred a total loss from storm damage to one medium aircraft (which was fully insured), resulting in a net gain on asset disposals of $0.6 million.
     Due to the significant investment in aircraft made in both the Current Quarter and Comparable Quarter, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2009. Also in fiscal year 2009, we expect to invest approximately $60 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through June 30, 2008, we had incurred $6.6 million towards these projects.
     As described in Note 2 in the “Notes to Consolidated Financial Statements” in the fiscal year 2008 Annual Report, during the Comparable Quarter we acquired all of the common equity of Helicopters Adventure Inc. for $15.0 million in cash.

Financing Activities
     Cash flows provided by financing activities were $332.2 million during the Current Quarter compared to $290.9 million during the Comparable Quarter. During the Current Quarter, cash was provided by our issuance of the 3.00% Convertible Senior Notes resulting in net proceeds of $111.7 million, by our issuance of 4,996,900 shares of common stock in a public offering and private placement in June 2008 resulting in net proceeds of $224.2 million and by our receipt of proceeds of $0.9 million from the exercise of options to acquire shares of our Common Stock by our employees. Cash was used for the payment of Preferred Stock dividends of $3.2 million and the repayment of debt totaling $1.6 million. See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the 3.00% Convertible Senior Notes. See Note 10 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the Common Stock.
     During the Comparable Quarter, cash was provided by our issuance of the 7 1/2% Senior Notes resulting in net proceeds of $295.8 million and by our receipt of proceeds of $1.1 million from the exercise of options to acquire shares of our common stock by our employees. Cash was used for the payment of Preferred Stock dividends of $3.2 million and the repayment of debt totaling $3.2 million.
Future Cash Requirements
Debt Obligations
     As of June 30, 2008, total debt was $734.1 million, of which $7.7 million was classified as current. Our outstanding debt obligations are described in Note 5 in the “Notes to Consolidated Financial Statements” in the fiscal year 2008 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Capital Commitments
     We expect to make capital expenditures over the next five fiscal years to purchase additional aircraft. As of June 30, 2008, we had 39 aircraft on order and options to acquire an additional 51 aircraft. As of June 30, 2008, expenditures associated with these aircraft, including progress payments on aircraft expected to be delivered in future periods, are expected to total $389.6 million and $862.8 million for those aircraft under commitments and under options, respectively. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter.
Other Obligations
     Preferred Stock — Annual cumulative cash dividends of $2.75 per share of Preferred Stock are payable quarterly on the fifteenth day of each March, June, September and December. If declared, dividends on the 4,600,000 shares of Preferred Stock would be $3.2 million on each quarterly payment date through the conversion date on September 15, 2009. For a further discussion of the terms and conditions of the Preferred Stock, see Note 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report.

Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements
     We have various contractual obligations which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are included in the table below. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.
     The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Nine
		Months	Fiscal Year Ending March 31,
		March 31,	2010 –	2012 –	2014 and
	Total	2009	2011	2013	beyond	Other
			(In thousands)
Contractual obligations:
Long-term debt and short-term
borrowings:
Principal (1)	$733,539	$6,632	$7,281	$7,186	$712,440	$—
Interest	433,919	36,576	90,989	90,104	216,250	—
Aircraft operating leases (2)	58,524	7,865	14,497	15,226	20,936	—
Other operating leases (3)	40,502	3,749	8,945	7,105	20,703	—
Pension obligations (4)	161,240	10,926	29,137	22,863	98,314	—
Aircraft purchase obligations (5)	389,608	205,286	184,322	—	—	—
Other purchase obligations (6)	39,081	37,167	1,914	—	—	—
Tax reserves (7)	3,194	—	—	—	—	3,194

Total contractual cash obligations	$1,859,607	$308,201	$337,085	$142,484	$1,068,643	$3,194

Other commercial commitments:
Debt guarantees (8)	$19,901	$—	$—	$19,901	$—	$—
Other guarantees (9)	17,706	1,912	6,193	—	9,601	—
Letters of credit	1,385	1,385	—	—	—	—

Total commercial commitments	$38,992	$3,297	$6,193	$19,901	$9,601	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.6 million.

(2)	Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of ten years expiring in January 2016.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(4)	Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 10 years. As of June 30, 2008, we had recorded on our balance sheet a $132.8 million pension liability associated with this obligation. Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement. (See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

(7)	Represents gross unrecognized tax benefits (see discussion in Note 7 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report) that may result in cash payments being made to certain tax authorities. We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)	We have guaranteed the repayment of up to £10 million ($19.9 million) of the debt of FBS, an unconsolidated affiliate. This amount is not included in the “Contractual Obligations” section of the table above.

(9)	Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time. As of June 30, 2008, surety bonds with an aggregate value of 181.9 million Mexican pesos ($17.7 million) were outstanding.
     We do not expect the guarantees shown in the table above to become obligations that we will have to fund.
Financial Condition and Sources of Liquidity
     Our future cash requirements include the contractual obligations discussed in the previous section and our normal operations. Although there can be no assurances, we believe that our existing cash, future cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs in the foreseeable future based on existing commitments. However, the expansion of our business through purchases of additional aircraft and increases in flight hours from our existing aircraft fleet may require additional cash in the future to fund new aircraft purchases and working capital requirements. Our internal financial policy is to pre-finance capital expenditures and maintain a conservative capital structure to provide financial flexibility. Accordingly, over the past two and a half years we have raised $1.1 billion of capital in a mix of debt and equity public and private financings.
     As of June 30, 2008, we had options to acquire one additional small, an additional 30 medium and an additional 20 large aircraft. Depending on market conditions, we expect to exercise some or all of these additional options to acquire aircraft, purchase other aircraft or may elect to expand our business through acquisition, including acquisitions under consideration or negotiation. We intend to fund our future capital needs with cash on hand, available borrowing capacity under the revolving credit facility, cash flows from operations and a balanced mix of debt and equity financings with the objective of maintaining a conservative amount of leverage.
     Cash and cash equivalents were $290.1 million and $527.4 million, as of March 31 and June 30, 2008, respectively. Working capital as of March 31 and June 30, 2008, was $541.4 million and $797.2 million, respectively. The increase in working capital during the Current Quarter was primarily a result of the $336.1 million increase in cash and cash equivalents resulting from the issuance of the 3.00% Convertible Senior Notes and Common Stock issuance, partially offset by capital expenditures for aircraft and other equipment of $130.8 million.
Critical Accounting Policies and Estimates
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2008 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2008 Annual Report.
Recent Accounting Pronouncements
     See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2008 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2008, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes during the three months ended June 30, 2008 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2008 Annual Report. Developments in these previously reported matters are described in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors.
     There have been no material changes during the three months ended June 30, 2008 in our “Risk Factors” as discussed in our fiscal year 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number of		Part of Publicly	Yet Be
	Shares	Average Price Paid	Announced	Purchased Under
Period (1)	Purchased (2)	Per Share	Program	the Program
June 1, 2008 - June 30, 2008	1,090	$50.42	—	$—

(1)	No shares were purchased during the periods of April 1, 2008 — April 30, 2008 and May 1, 2008 — May 31, 2008.

(2)	The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to an employee under our 2004 Stock Incentive Plan.

Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of stockholders was held on August 5, 2008. Matters voted on at the meeting consisted of:
1.	For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld
Thomas N. Amonett	21,601,677	131,895
Charles F. Bolden, Jr.	21,609,017	124,555
Stephen J. Cannon	21,606,147	127,425
Jonathan H. Cartwright	21,609,548	124,024
William E. Chiles	21,608,700	124,872
Michael A. Flick	21,571,193	162,379
Thomas C. Knudson	21,609,568	124,004
Ken C. Tamblyn	21,570,407	163,165
William P. Wyatt	21,615,423	118,149
2.	Proposal to approve and ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009. The results were as follows:

For	Against	Abstain	Broker No-Vote
21,338,767	383,256	11,549	2,360,039
Item 5. Other Information.
     During the Current Quarter, we issued $115.0 million aggregate principal amount of the 3.00% Convertible Senior Notes. Conversion of the total amount of 3.00% Convertible Senior Notes would result in issuance of up to 2,453,594 shares of our Common Stock. See Note 5 in “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the terms of 3.00% Convertible Senior Notes.
Item 6. Exhibits.
     The following exhibits are filed as part of this Quarterly Report:

Exhibit
Number	Description of Exhibit
4.1	Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (Filed as Exhibit 4.1 to Current Report on Form 8-K of Bristow Group Inc. (Commission File No. 1-31617) filed on June 17, 2008).

4.2	First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (Filed as Exhibit 4.2 to Current Report on Form 8-K of Bristow Group Inc. (Commission File No. 1-31617) filed on June 17, 2008).

15.1*	Letter from KPMG LLP dated August 5, 2008, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Perry L Elders

Perry L. Elders
Executive Vice President and Chief Financial Officer

By:	/s/ Elizabeth D. Brumley

Elizabeth D. Brumley
Vice President, Finance and Chief Accounting Officer
August 6, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1	Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (Filed as Exhibit 4.1 to Current Report on Form 8-K of Bristow Group Inc. (Commission File No. 1-31617) filed on June 17, 2008).

4.2	First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee (Filed as Exhibit 4.2 to Current Report on Form 8-K of Bristow Group Inc. (Commission File No. 1-31617) filed on June 17, 2008).

15.1*	Letter from KPMG LLP dated August 5, 2008, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.