Form 10-Q
period 2008-09-02
Bristow Group Inc
filed 2008-11-06
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 31, 2008.
29,101,856 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$219,858	$248,526	$419,767	$489,660
Operating revenue from affiliates	13,858	18,430	24,955	35,700
Reimbursable revenue from non-affiliates	23,594	23,208	42,636	47,579
Reimbursable revenue from affiliates	2,498	1,524	3,601	2,872
	259,808	291,688	490,959	575,811
Operating expense:
Direct cost	152,624	188,393	305,712	375,366
Reimbursable expense	24,098	24,681	44,243	50,748
Depreciation and amortization	12,351	15,485	23,682	30,440
General and administrative	20,260	25,984	38,645	53,190
Loss (gain) on disposal of assets	757	(3,302)	173	(5,967)
	210,090	251,241	412,455	503,777
Operating income	49,718	40,447	78,504	72,034

Earnings from unconsolidated affiliates, net of losses	4,118	1,971	7,508	9,694
Interest income	3,960	3,205	6,084	4,652
Interest expense	(6,523)	(8,404)	(9,451)	(16,897)
Other income (expense), net	360	2,070	786	3,762
Income from continuing operations before provision for income taxes and minority interest	51,633	39,289	83,431	73,245
Provision for income taxes	(18,294)	(10,310)	(27,733)	(20,914)
Minority interest	(4)	(952)	(453)	(1,655)
Income from continuing operations	33,335	28,027	55,245	50,676
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	962	(379)	2,119	(379)
(Provision) benefit for income taxes on discontinued operations	(347)	133	(742)	133
Income (loss) from discontinued operations	615	(246)	1,377	(246)
Net income	33,950	27,781	56,622	50,430
Preferred stock dividends	(3,163)	(3,163)	(6,325)	(6,325)
Net income available to common stockholders	$30,787	$24,618	$50,297	$44,105

Basic earnings per common share:
Earnings from continuing operations	$1.27	$0.85	$2.07	$1.65
Earnings (loss) from discontinued operations	0.03	(0.01)	0.06	(0.01)
Net earnings	$1.30	$0.84	$2.13	$1.64

Diluted earnings per common share:
Earnings from continuing operations	$1.10	$0.79	$1.83	$1.51
Earnings (loss) from discontinued operations	0.02	(0.01)	0.04	(0.01)
Net earnings	$1.12	$0.78	$1.87	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	March 31,	September 30,
	2008	2008
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$290,050	$399,055
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $1.2 million, respectively	204,599	192,933
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.0 million and $2.4 million, respectively	11,316	25,462
Inventories	176,239	166,958
Prepaid expenses and other	24,177	20,654
Assets held for sale - U.S. Gulf of Mexico (Note 2)	—	21,369
Total current assets	706,381	826,431
Investment in unconsolidated affiliates	52,467	33,951
Property and equipment – at cost:
Land and buildings	60,056	57,341
Aircraft and equipment	1,428,996	1,649,743
	1,489,052	1,707,084
Less – Accumulated depreciation and amortization	(316,514)	(302,538)
	1,172,538	1,404,546
Goodwill	15,676	16,571
Other assets	30,293	25,605
	$1,977,355	$2,307,104

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$49,650	$45,090
Accrued wages, benefits and related taxes	35,523	32,290
Income taxes payable	5,862	229
Other accrued taxes	1,589	3,848
Deferred revenues	15,415	14,096
Accrued maintenance and repairs	13,250	13,579
Accrued interest	5,656	6,414
Other accrued liabilities	22,235	24,110
Deferred taxes	9,238	11,553
Short-term borrowings and current maturities of long-term debt	6,541	5,378
Total current liabilities	164,959	156,587
Long-term debt, less current maturities	599,677	725,534
Accrued pension liabilities	134,156	117,566
Other liabilities and deferred credits	14,805	15,760
Deferred taxes	91,747	98,802
Minority interest	4,570	11,064
Commitments and contingencies (Note 7)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 90,000,000 shares; outstanding: 23,923,685 as of March 31 and 29,094,916 as of September 30 (exclusive of 1,281,050 treasury shares)	239	291
Additional paid-in capital	186,390	416,025
Retained earnings	606,931	652,291
Accumulated other comprehensive loss	(48,673)	(109,370)
	967,441	1,181,791
	$1,977,355	$2,307,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2007	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$56,622	$50,430
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,768	30,440
Deferred income taxes	12,431	7,414
Loss on disposal of discontinued operations	—	379
Loss (gain) on asset dispositions	170	(5,967)
Gain on Heliservicio investment sale	—	(1,438)
Stock-based compensation expense	3,689	4,881
Equity in earnings from unconsolidated affiliates below (in excess of) dividends received	(4,229)	4,499
Minority interest in earnings	453	1,655
Tax benefit related to stock-based compensation	(494)	(231)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(29,400)	(11,425)
Inventories	(13,460)	(10,643)
Prepaid expenses and other	(5,676)	(2,666)
Accounts payable	4,635	(5,234)
Accrued liabilities	2,230	(2,420)
Other liabilities and deferred credits	(7,241)	(4,205)
Net cash provided by operating activities	43,498	55,469
Cash flows from investing activities:
Capital expenditures	(221,095)	(278,543)
Proceeds from asset dispositions	3,144	17,322
Acquisitions, net of cash received	(12,926)	356
Note issued to unconsolidated affiliate	(4,141)	—
Investment in unconsolidated affiliate	(1,960)	—
Net cash used in investing activities	(236,978)	(260,865)
Cash flows from financing activities:
Proceeds from borrowings	300,000	115,000
Debt issuance costs	(4,889)	(3,768)
Repayment of debt and debt redemption premiums	(7,205)	(3,967)
Partial prepayment of put/call obligation	(78)	(82)
Preferred Stock dividends paid	(6,325)	(6,325)
Issuance of common stock	1,265	225,099
Tax benefit related to stock-based compensation	494	231
Net cash provided by financing activities	283,262	326,188
Effect of exchange rate changes on cash and cash equivalents	2,469	(11,787)
Net increase in cash and cash equivalents	92,251	109,005
Cash and cash equivalents at beginning of period	184,188	290,050
Cash and cash equivalents at end of period	$276,439	$399,055
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,639	$21,094
Income taxes	$11,539	$19,628
Non-cash investing activities:
Contribution of note receivable and aircraft to RLR	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$2,410

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2008, the consolidated results of operations for the three and six months ended September 30, 2007 and 2008, and the consolidated cash flows for the six months ended September 30, 2007 and 2008.

Effective April 1, 2008, we began consolidating Rotorwing Leasing Resources, L.L.C. (“RLR”).  See Note 3 for further details.

We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 2 to our fiscal year 2008 Financial Statements, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment for the three and six months ended September 30, 2007 and 2008 are classified as discontinued operations.

Foreign Currency Translation

See “Foreign Currency Translation” in Note 1 to the fiscal year 2008 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income for the three and six months ended September 30, 2007 includes $0.3 million and $0.7 million, respectively, in foreign currency transaction gains and, for the three and six months ended September 30, 2008, includes $2.0 million and $1.7 million, respectively, in foreign currency transaction gains.

The foreign currency transaction gains for the three and six months ended September 30, 2008 primarily resulted from the impact of the strengthening U.S. dollar on the revaluation of U.S. dollars held during a portion of August and September 2008 by a subsidiary of ours with a British pound sterling functional currency.  These gains were partially offset by foreign currency losses incurred by our parent company on intercompany loans that were denominated in British pounds sterling.  The U.S. dollars were transferred to our subsidiary with a British pound sterling functional currency as part of the leasing transaction described in Note 8, and a portion of these funds were used to fully repay the intercompany loans denominated in British pounds.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents the applicable exchange rates (of one British pound sterling into U.S. dollars and one euro into U.S. dollars) for the indicated periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
British pound sterling into U.S. dollars
High	2.06	2.01	2.06	2.01
Average	2.02	1.89	2.00	1.93
Low	1.98	1.75	1.97	1.75
Euro into U.S. dollars
High	1.43	1.59	1.43	1.60
Average	1.37	1.51	1.36	1.53
Low	1.34	1.39	1.33	1.39

As of March 31 and September 30, 2008, the exchange rate of one British pound sterling into U.S. dollars was 1.99 and 1.78, respectively, and one euro into U.S. dollars was 1.58 and 1.44, respectively.

Derivative Financial Instruments

See “Derivative Financial Instruments” in Note 1 to the fiscal year 2008 Financial Statements for a discussion of the related accounting policies.

During the three months ended September 30, 2008, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated, third party maintenance contracts.  These derivative contracts have strike/call prices ranging from 0.8184 British pound sterling per euro to 0.8285 British pound sterling per euro and have an underlying notional value of between €600,000 and €2,700,000 for a total of €12,000,000, with the first contract expiring in October 2008 and the last in March 2009.  The related strike/put prices are the same as the calls, but have an underlying notional value of between €300,000 and €1,350,000 for a total of €6,000,000 and expire between October 2008 and March 2009.  As of September 30, 2008, the fair value of these contracts was a liability of $0.3 million, which is included in other accrued liabilities on our condensed consolidated balance sheet.  For the three and six months ended September 30, 2008, we recognized a $0.3 million loss which is included in the direct costs on our condensed consolidated statement of income.  These contracts were not designated as hedges for accounting purposes, and as such, any changes to fair value of the derivative instruments will be recorded in maintenance expense in our condensed consolidated statement of income.

We entered into forward contracts in fiscal year 2008 and the six months ended September 30, 2008 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes, at rates ranging from 1.4615 U.S. dollars per euro to 1.5445 U.S. dollars per euro.  These eight contracts have an underlying nominal value of between €184,200 and €13,217,175 for a total of €77,574,600, with the first contract expiring in November 2008 and the last in October 2009.  As of September 30, 2008, the fair value of the open forward contracts was a liability of $6.6 million.  As of September 30, 2008, an unrecognized loss of $4.3 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss and a derivative liability of $6.6 million is included in accrued liabilities ($5.0 million) and other liabilities and deferred credits ($1.6 million) on our condensed consolidated balance sheet.

During the six months ended September 30, 2007, gains were recognized in earnings on other foreign currency hedging contracts of $0.1 million.  These contracts related to hedging of changes in the U.S. dollar to the British pound sterling exchange rate for U.S. dollars held by entities with a British pound sterling functional currency.  These contracts, which expired in May 2007, were not designated as hedges for accounting purposes.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.”  This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This FSP will be effective for fiscal year 2010.  Early adoption is not permitted, and the FSP must be applied retrospectively to all instruments.  In June 2008, we issued 3.00% Convertible Senior Notes due 2038 (the “3.00% Convertible Senior Notes”) which will be subject to this FSP upon adoption in fiscal year 2010.  The adoption of this FSP will result in an increase to interest expense thereby reducing net income and earnings per share.  If the FSP had been adopted as of April 1, 2008, there would not have been a material effect to our results of operations for the three and six months ended September 30, 2008.  See further discussion of the 3.00% Convertible Senior Notes in Note 5.

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

NOTE 2 — DISPOSITION

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for approximately $65 million.  We received approximately 20% of the purchase price at closing, with the remainder to be paid to us from escrow as the titles to the aircraft are processed by the U.S. Federal Aviation Administration (“FAA”).  The sale resulted in a pre-tax gain of approximately $40 million or $0.72 per diluted share after tax, which we expect to be included in our operating results for the three months ending December 31, 2008.  The gain may vary depending upon the actual inventory of spare parts and other equipment transferred at closing.

This sale of assets is a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.  The sale is the next step in the previously announced plan to dispose of certain types of small aircraft operating in the U.S. Gulf of Mexico serving production management companies.  The assets sold include the 53 aircraft, related inventory, spare parts, and offshore fuel equipment (the “GOM Aircraft Sale Assets”).  The buyer has entered into agreements to service our former customer contracts that were supported by the GOM Aircraft Sale Assets.  Revenue of $42.6 million and $21.5 million were generated by these contracts in fiscal year 2008 and the six months ended September 30, 2008, respectively, representing 18% and 17% of revenue for the U.S. Gulf of Mexico business unit in such periods.  The GOM Aircraft Sale Assets are included in assets held for sale - U.S. Gulf of Mexico on our condensed consolidated balance sheet as of September 30, 2008 (totaling $21.4 million).

In connection with this sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we will operate the GOM Aircraft Sale Assets until all 53 aircraft are transferred to the buyer’s aircraft operating certificate with the FAA.  We expect the rates agreed to in the TSA will cover substantially all of our costs relating to the services provided under the TSA.

NOTE 3 — INVESTMENTS IN AFFILIATES

Norsk — On October 31, 2008, we acquired the remaining 51% interest in Norsk Helikopter AS (“Norsk”) from our partners in exchange for our ownership interest in Norsk’s subsidiary, Lufttransport AS and approximately $5.1 million.  We now own 100% of Norsk and will consolidate this entity effective October 31, 2008, including approximately $22 million in debt.  Norsk, excluding Lufttransport AS, generated $133.9 million of revenue, $4.8 million of operating income and $3.1 million of net income for the year ended December 31, 2007.  Our Europe operations for fiscal year 2008 generated $13.5 million in revenue from leasing aircraft to Norsk, which will be eliminated in consolidation in future periods.

HC and RLR — Effective April 1, 2008, we sold a 25% interest in an unconsolidated affiliate of ours operating in Mexico, Heliservicio Campeche S.A. de C.V. (“Heliservicio”), in return for a small aircraft with a value of $2.4 million, and we now own a 24% interest in Heliservicio.  This transaction resulted in a gain of $1.4 million.  We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR, and we now own a 70% interest in this entity.  Collectively, these transactions are referred to as the Mexico Reorganization.  The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our condensed consolidated statement of cash flows for the six months ended September 30, 2008.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The RLR portion of the Mexico Reorganization was accounted for in consolidation as a step acquisition and resulted in a step up in the basis of aircraft owned by RLR by $1.2 million and additional goodwill of approximately $0.6 million and the consolidation of RLR debt (see Note 5) on our condensed consolidated balance sheet.  The following table summarizes the assets and liabilities of RLR consolidated as of April 1, 2008 (in thousands):

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

The following summarizes the effect of the Mexico Reorganization on April 1, 2008 (in thousands, except per share amount):
Recognition of previously reserved billings: (1)
Revenue from affiliates and operating income	$782
Earnings from unconsolidated affiliates, net of losses (2)	3,647
Gain on Heliservicio investment sale	1,438
Income from continuing operations before provision for income taxes and minority interest	5,867
Tax effect	(2,167)
Income from continuing operations	$3,700
Diluted earnings per share	$0.11
_________

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

In addition, as a result of the Mexico Reorganization, since April 1, 2008 we consolidate RLR and record our billings to HC when the services are provided.  Effective April 1, 2008 and as a result of changes to enhance our ability to exercise significant influence in Heliservicio through the shareholders agreement for this entity, which was executed as part of the Mexico Reorganization, we began accounting for our investment in Heliservicio using the equity method of accounting instead of the previously applied cost method.  The retroactive affect on prior periods from the change to the equity method of accounting was not significant and therefore prior period results were not adjusted.  Our results for the three and six months ended September 30, 2008, respectively, include $0.6 million and $0.8 million in losses from our equity in earnings of Heliservicio, representing 24% of Heliservicio’s net losses for the respective periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 4 — PROPERTY AND EQUIPMENT

During the six months ended September 30, 2008, we received proceeds of $17.3 million from the disposal of ten aircraft and certain other equipment, resulting in a net gain of $6.4 million.

Additionally, during the six months ended September 30, 2008, we made final payments in connection with the delivery of three small, seven medium, three large and four training aircraft, and made progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 7).  Also, during the six months ended September 30, 2008, we spent $19.0 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations, $1.6 million for additions to land and buildings and $2.6 million for various other infrastructure projects.

As of September 30, 2008, we had five aircraft held for sale and classified in prepaid expenses and other in our condensed consolidated balance sheet.  See Note 2 for discussion of the GOM Aircraft Sale Assets.

NOTE 5 — DEBT

Debt as of March 31 and September 30, 2008 consisted of the following (in thousands):

	March 31, 2008	September 30, 2008
7 ½% Senior Notes due 2017, including $0.6 million of unamortized premium	$350,601	$350,569
6 ⅛% Senior Notes due 2013	230,000	230,000
3.00% Convertible Senior Notes due 2038	—	115,000
RLR Note	—	17,760
Term loans	16,683	15,532
Hemisco Note	4,380	—
Advance from customer	1,400	1,400
Sakhalin debt	3,154	651
Total debt	606,218	730,912
Less short-term borrowings and current maturities of long-term debt	(6,541)	(5,378)
Total long-term debt	$599,677	$725,534

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

RLR Note — In July 2003, we sold six aircraft to RLR.  RLR financed 90% of the purchase price of these aircraft with a five-year $31.8 million 5.5% fixed interest rate term loan (the “RLR Note”) with a bank.  The loan was originally payable in 59 equal monthly payments of principal and interest of $0.3 million beginning August 11, 2003, with the entire unpaid balance of principal and interest being payable on July 11, 2008, and was secured by the six aircraft.  We refinanced the outstanding balance of the note ($17.9 million) in July 2008 through a five-year term loan at a fixed interest rate of 5.5%.  As part of the refinancing, the security interest in one of the six aircraft was released, but remains on the other five aircraft.  We had previously recorded a liability for a guarantee of the RLR Note that was eliminated upon our consolidation of RLR effective April 1, 2008.

Hemisco Note — In order to improve the financial condition of Heliservicio, we and our joint venture partner Compania Controladora de Servicios Aeronauticos, S.A. de C.V. (“CIC”), completed a recapitalization of Heliservicio on August 19, 2005.  As a result of this recapitalization, we and CIC, issued notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital.  In connection with the Mexico Reorganization, Hemisco forgave our $4.4 million note resulting in reductions to our investment in HC.

Senior Secured Credit Facilities — Our syndicated senior secured credit facilities consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (together, the “Credit Facilities”).  In connection with the 3.00% Convertible Senior Notes offering in June 2008, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $625 million.  See Note 5 to the fiscal year 2008 Financial Statements for further information on the terms of the Credit Facilities.  As of September 30, 2008, we had $0.4 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

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

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of FASB 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  This FSP was effective upon issuance.  We do not currently have any investments requiring fair market valuations in inactive markets; therefore, the adoption of this FSP did not have an impact on our consolidated financial position, cash flows or results of operations.

The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the financial instruments we had as of September 30, 2008, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Derivative financial instrument liabilities	$—	$6,910	$—	$6,910

The methods and assumptions used to estimate the fair values of the assets in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase aircraft.  As of September 30, 2008, we had 42 aircraft on order and options to acquire an additional 47 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating margin.
	Six Months Ending March 31,		Fiscal Year Ending March 31,
	2009		2010		2011	2012	2013	Total
Commitments as of September 30, 2008:
Number of aircraft:
Small	1		1		—	—	—	2
Medium	4		8		3	—	—	15
Large	8		11		—	—	—	19
Training	6		—		—	—	—	6
	19	(1)	20	(2)	3	—	—	42
Related expenditures (in thousands) (3)	$149,126		$219,275		$11,547	$—	$—	$379,948
Options as of September 30, 2008:
Number of aircraft:
Small	—		1		—	—	—	1
Medium	—		—		3	11	13	27
Large	—		—		10	5	4	19
	—		1		13	16	17	47
Related expenditures (in thousands) (3)	$8,340		$84,362		$279,461	$245,093	$189,070	$806,326
_________

(1)	Signed customer contracts are currently in place for 5 of these 13 non-training aircraft.

(2)	Signed customer contracts are currently in place for 4 of these 20 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following chart presents an analysis of our aircraft orders and options during fiscal year 2009:

	Three Months Ended
	June 30, 2008		September 30, 2008
	Orders	Options	Orders	Options
Beginning of quarter	35	50	39	51
Aircraft delivered	(7)	—	(10)	—
Aircraft ordered	11	(8)	13	(4)
New options	—	9	—	—
End of quarter	39	51	42	47

As was the case during the three months ended June 30 and September 30, 2008, we periodically order aircraft for which we have no options.

In connection with the Norsk transaction (see Note 3), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value at the expiration of the lease terms for these aircraft.  Two of these aircraft are not currently operated by Norsk, but our former partner has agreed to purchase the aircraft and lease the aircraft to Norsk for an initial period of five years, with three one-year options for extension, as soon as practicable.  These five aircraft have an approximate cumulative fair value of $103 million.  The existing three aircraft leases expire in June 2009, December 2009 and August 2011.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation (“GECC”), and then leased back each of the nine aircraft under separate operating leases with a base term of ten years expiring in January 2016.  On September 1, 2008, we refinanced the nine leases with GECC which had the effect of extending the lease term through August 2023.  Each “net” lease agreement requires us to be responsible for all operating costs.  Rent payments under each lease are payable monthly and total $4.2 million and $4.8 million annually during the first 120 months and second 60 months, respectively, for all nine leases in aggregate.  Each lease has a purchase option upon expiration and an early purchase option at 120 months (August 2018).  The early purchase option price for the nine aircraft at 120 months is approximately $49 million in aggregate.  There was a deferred gain on the sale of the aircraft in 2005 in the amount of $10.8 million in aggregate.  The deferred gain was originally being amortized as a reduction in lease expense over the original 10 year lease term in proportion to the rent payments.  As a result of the refinancing, the unamortized deferred gain of $7.9 million will be recognized over an additional 7 years and 8 months.  The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.

Collective Bargaining Agreements — We employ approximately 250 active pilots in our U.S. Gulf of Mexico and Arctic operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on October 31, 2008 with an October 4, 2008 effective date.  The two-and-a-half year agreement includes annual pilot wage increases of 6% beginning on the October 4, 2008 effective date and additional improvements to several other benefit plans.

During the three months ended September 30, 2008, we completed negotiations with unions representing our pilots and engineers in the U.K.  New labor rates were effective for ground staff retroactive to July 1, 2008 and expiring June 30, 2011.  Annual labor rates for ground staff will increase 5.2% in the first year and 4.2% in each of the second and third years.  New labor rates for pilots were effective on September 1, 2008 and expiring August 31, 2011, and provided for annual labor rate escalations of 5.7% in the first year and 4.2% or the retail price index in each of the second and third years.  We accrued retroactive labor rate increases in the prior quarters.

We are currently involved in annual contract negotiations with the unions of Nigeria.  We anticipate that we will increase certain benefits for union personnel as a result of these negotiations.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In April 2008, an agreement was successfully negotiated with the pilot’s union in Australia.  The agreement extends to June 30, 2010 and became binding in May 2008.  As a result of this agreement, labor rates increased 20.4%, portions of which were retroactive to May 2007 and January 2008.  An estimate of the retroactive portion had been accrued in the prior years.  An additional increase of 5% became effective in September 2008 with an additional increase of 5% to become effective in July 2009.

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

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our U.S. Gulf of Mexico and Arctic business units.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of September 30, 2008, approximately 2,263,000 shares of our common stock were held by persons with foreign addresses.  These shares represented approximately 7.8% of our total outstanding common shares as of September 30, 2008.  Because a substantial portion of our common stock, our 3.00% Convertible Senior Notes and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.

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

During fiscal years 2006 and 2007, we incurred approximately $10.5 million and $3.1 million, respectively, in professional fees related to the Internal Review and related matters.  We incurred no legal or other professional fees in connection with the Internal Review during the six months ended September 30, 2007 and 2008.  During the six months ended September 30, 2007, we reversed $1.0 million of previously accrued settlement costs because we settled the investigation with the SEC.  During the three and six months ended September 30, 2008 we incurred approximately $0.2 million and $0.3 million, respectively, in legal and professional fees in connection with the DOJ investigation relating to the Internal Review.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In connection with this matter, we incurred $1.9 million and $0.7 million, in legal and other professional fees in fiscal years 2007 and 2008, respectively.  We incurred $0.5 million in legal and other professional fees in connection with the DOJ investigation relating to the Internal Review during the six months ended September 30, 2007.  We incurred no legal or other professional fees in connection with this matter for the three and six months ended September 30, 2008; however, significant expenditures may continue to be incurred in the future.

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

Hurricane Damage — In September 2008, four bases in the U.S. Gulf of Mexico were damaged by hurricane Ike: Galveston, Intracoastal City and Creole as well as Sabine Pass, an infrequently used base.  Several other bases were damaged in other storms in fiscal year 2009.  Additionally, two small aircraft which were under repair when the storms hit were damaged.  Flight activity from these damaged bases was redirected to other operational bases along the U.S. Gulf of Mexico and has resumed in Intracoastal City.  We experienced higher than normal operating costs due to flight activities normally from the Galveston and Creole bases operating from other locations.  Operating costs also increased for insurance deductibles, unreimbursed property and evacuation and redeployment expenses.

Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we expect to receive a total of $2.9 million in net insurance recoveries under these policies as a result of damage from hurricane Ike, which we expect to result in a gain of approximately $1.5 million that has not been recognized.  We recorded a $0.4 million loss related to the non-recoverable deductibles during the six months ended September 30, 2008 in loss (gain) on disposal of assets on our condensed consolidated statement of income.  The damaged property totaling $1.8 million was written off and a corresponding insurance receivable was recorded in accounts receivable from non-affiliates on our condensed consolidated balance sheet as of September 30, 2008.

Supply Agreement with Timken — In conjunction with the sale of certain of the assets of Turbo Engines, Inc. to Timken Alcor Aerospace Technologies, Inc. (“Timken”) in November 2006, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through September 30, 2008, we purchased $7.0 million under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($17.8 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2008 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of September 30, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 408.6 million Mexican pesos ($37.7 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes our commitments under these guarantees as of September 30, 2008:

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Thereafter
(In thousands)
$56,708	$1,378	$5,903	$20,038	$29,389

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible and/or self insured amounts.  We are a defendant in certain claims and litigation arising out of operations in the normal course of business.  In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

NOTE 8 — TAXES

Our effective income tax rates from continuing operations were 35.4% and 26.2% for the three months ended September 30, 2007 and 2008, respectively, and 33.2% and 28.6% for the six months ended September 30, 2008.  During the three months ended September 30, 2007, we accrued tax contingency related items totaling $0.1 million, and during the three months ended September 30, 2008, we benefited from tax contingency related items totaling $0.3 million.  During the six months ended September 2007 and 2008, we benefited from tax contingency related items totaling $0.9 million and $0.1 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

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

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft.  The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years.  In the three months ended September 30, 2008, this transaction resulted in a $0.3 million reduction in our consolidated provision for income taxes.

As of September 30, 2008, there was $4.0 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.  As of September 30, 2008, $0.7 million in interest and penalties were accrued in connection with uncertain tax positions.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)
Service cost for benefits earned during the period	$71	$68	$142	$140
Interest cost on pension benefit obligation	6,675	7,407	13,234	15,122
Expected return on assets	(6,910)	(6,692)	(13,700)	(13,661)
Amortization of unrecognized losses	1,042	1,232	2,066	2,515
Net periodic pension cost	$878	$2,015	$1,742	$4,116

The current estimate of our cash contributions to the pension plans for fiscal year 2009 is $14.1 million; $3.5 million and $7.1 million of which was paid during the three and six months ended September 30, 2008, respectively.  The volatility and down turn in the global financial markets has caused an approximate 30% decrease in the market value of the plan assets from March 31, 2008 to October 2008.  We are closely monitoring and evaluating the plan’s investments, obligations and funding rate to determine if any changes are appropriate.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 8 to our fiscal year 2008 Financial Statements.

In June 2008, the Compensation Committee of our board of directors made the long-term incentive awards and authorized the annual grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees.  Restricted stock grants vest at the end of three years.  Performance cash awards allow the recipient to receive from -0- to 200% of the target amount depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among the Company’s compensation peer group over the performance period.  The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our stock including dividends paid since the award date against the peer group and has a maximum potential payout of $10.0 million.  The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly.  No compensation expense was recorded related to the performance cash awards during the three and six months ended September 30, 2008.

Total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $2.2 million and $3.0 million for the three months ended September 30, 2007 and 2008, respectively, and totaled $3.7 million and $4.9 million for the six months ended September 30, 2007 and 2008, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three and six months ended September 30, 2008, 25,000 and 226,684 stock options were granted at weighted average exercise prices of $44.21 and $49.58 per share, respectively.  The key input variables used in valuing these options during the three and six months ended September 30, 2008 under the Black Scholes model were: risk-free interest rate range of 3.32% to 3.48%; dividend yield of zero; stock price volatility range of 33.16% to 33.48%; and expected option lives in the range of 5.25 to 6 years.  Also during the three and six months ended September 30, 2008, we awarded 7,483 and 147,652 shares of restricted stock at an average grant date fair value of $42.91 and $49.90 per share, respectively.

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

Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three and six months ended September 30, 2007 excluded options to purchase 471,442 and 390,755 shares, respectively, at weighted average exercise prices of $38.79 and $37.29, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three and six months ended September 30, 2008 excluded options to purchase 446,468 and 435,825 shares, respectively, at the weighted average exercise price of $48.33 which were outstanding during the period but were anti-dilutive.  The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$30,172	$24,864	$48,920	$44,351
Preferred Stock dividends	3,163	3,163	6,325	6,325
Interest expense on assumed conversion of 3.00% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$33,335	$28,027	$55,245	$50,676

Discontinued operations:
Income (loss) available to common stockholders – basic and diluted	$615	$(246)	$1,377	$(246)
Net earnings:
Income available to common stockholders – basic	$30,787	$24,618	$50,297	$44,105
Preferred Stock dividends	3,163	3,163	6,325	6,325
Interest expense on assumed conversion of 3.00% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$33,950	$27,781	$56,622	$50,430
Shares:
Weighted average number of common shares outstanding – basic	23,731,265	29,085,095	23,634,628	26,941,095
Assumed conversion of Preferred Stock outstanding during the period (2)	6,522,800	6,522,800	6,522,800	6,522,800
Assumed conversion of 3.00% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	153,577	28,552	105,313	22,990
Weighted average number of common shares outstanding – diluted	30,407,642	35,636,447	30,262,741	33,486,885
Basic earnings per common share:
Earnings from continuing operations	$1.27	$0.85	$2.07	$1.65
Earnings (loss) from discontinued operations	0.03	(0.01)	0.06	(0.01)
Net earnings	$1.30	$0.84	$2.13	$1.64
Diluted earnings per common share:
Earnings from continuing operations	$1.10	$0.79	$1.83	$1.51
Earnings (loss) from discontinued operations	0.02	(0.01)	0.04	(0.01)
Net earnings	$1.12	$0.78	$1.87	$1.50

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

________

(1)
Diluted earnings per common share for the three and six months ended September 30, 2008 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3.00% Convertible Senior Notes.  The 3.00% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three and six months ended September 30, 2008 as our stock price did not meet or exceed $77.34 per share.  These notes were issued in June 2008 and, therefore, did not impact the calculation of diluted earnings per share for the three and six months ended September 30, 2007.

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

NOTE 11 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services.  The Helicopter Services segment operations are conducted through three divisions:  Western Hemisphere, Eastern Hemisphere and Global Training, and ten business units within those divisions.  Western Hemisphere and Eastern Hemisphere operate through nine of the business units:  U.S. Gulf of Mexico, Arctic, Latin America and Western Hemisphere (“WH”) Centralized Operations within the Western Hemisphere division, and Europe, West Africa, Southeast Asia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere division.  Our WH and EH Centralized Operations business units are comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Western and Eastern Hemisphere business units) and division level expenses.  Bristow Academy is the only business unit within our Global Training division.

Beginning on April 1, 2008, the North America business unit was segregated into three separate business units:  U.S. Gulf of Mexico, Arctic and WH Centralized Operations.  Amounts presented below as of March 31, 2008 and for the three and six months ended September 30, 2007 have been restated to conform to current period presentation.  Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The tables that follow show reportable segment information for the three and six months ended September 30, 2007 and 2008, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$55,948	$62,491	$111,327	$124,000
Arctic	5,290	6,840	9,647	11,083
Latin America	16,951	19,051	32,987	39,257
WH Centralized Operations	597	1,875	871	3,733
Europe	92,948	97,965	175,875	193,251
West Africa	45,799	47,010	79,082	90,310
Southeast Asia	23,858	33,381	46,350	70,261
Other International	11,971	13,972	23,247	26,463
EH Centralized Operations	3,218	3,535	5,326	5,702
Bristow Academy	3,228	5,572	6,247	11,723
Corporate	—	(4)	—	28
Total segment gross revenue	$259,808	$291,688	$490,959	$575,811

Intrasegment gross revenue:
U.S. Gulf of Mexico	$—	$—	$49	$—
Arctic	—	—	—	—
Latin America	—	—	—	—
WH Centralized Operations	224	1,034	1,104	1,436
Europe	511	338	941	482
West Africa	—	—	—	—
Southeast Asia	—	—	—	—
Other International	75	243	254	773
EH Centralized Operations	2,113	4,593	6,810	11,263
Bristow Academy	—	—	—	—
Total intrasegment gross revenue	$2,923	$6,208	$9,158	$13,954

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$55,948	$62,491	$111,376	$124,000
Arctic	5,290	6,840	9,647	11,083
Latin America	16,951	19,051	32,987	39,257
WH Centralized Operations	821	2,909	1,975	5,169
Europe	93,459	98,303	176,816	193,733
West Africa	45,799	47,010	79,082	90,310
Southeast Asia	23,858	33,381	46,350	70,261
Other International	12,046	14,215	23,501	27,236
EH Centralized Operations	5,331	8,128	12,136	16,965
Bristow Academy	3,228	5,572	6,247	11,723
Intrasegment eliminations	(2,923)	(6,208)	(9,158)	(13,954)
Corporate	—	(4)	—	28
Total consolidated gross revenue	$259,808	$291,688	$490,959	$575,811

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)
Consolidated operating income (loss) reconciliation:
U.S. Gulf of Mexico	$9,680	$8,263	$18,779	$16,252
Arctic	1,440	1,900	2,115	2,419
Latin America	4,251	4,553	7,585	11,028
WH Centralized Operations	70	904	1,362	228
Europe	21,895	21,969	36,470	39,445
West Africa	15,492	8,024	18,289	14,540
Southeast Asia	5,107	1,064	9,234	5,250
Other International	1,781	1,578	4,046	2,775
EH Centralized Operations	(3,247)	(4,467)	(7,526)	(12,388)
Bristow Academy	(391)	(159)	(482)	387
(Loss) gain on disposal of assets	(757)	3,302	(173)	5,967
Corporate	(5,603)	(6,484)	(11,195)	(13,869)
Total consolidated operating income	$49,718	$40,447	$78,504	$72,034

	March 31,	September 30,
	2008	2008
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$256,927	$293,646
Arctic	17,233	22,640
Latin America	157,916	233,393
WH Centralized Operations	1,456	1,411
Europe	509,413	586,988
West Africa	252,458	261,691
Southeast Asia	165,431	200,323
Other International	99,185	84,371
EH Centralized Operations	51,291	40,381
Bristow Academy	33,966	35,396
Corporate (1)	432,079	546,864
Total identifiable assets	$1,977,355	$2,307,104
__________

(1)
Includes $182.9 million and $295.2 million, respectively, in progress payments on aircraft scheduled to be delivered in future periods, which is included in construction in progress within property and equipment on our condensed consolidated balance sheets as of March 31 and September 30, 2008, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
Net income	$33,950	$27,781	$56,622	$50,430
Other comprehensive income:
Currency translation adjustments	6,617	(47,121)	15,337	(43,618)
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (see Note 8)	—	—	—	(9,371)
Unrealized loss on cash flow hedges (net of income tax effect of $3.8 million and $4.1 million for the three and six months ended September 30, 2008, respectively)	—	(7,130)	—	(7,708)
Comprehensive income (loss)	$40,567	$(26,470)	$71,959	$(10,267)

During the three and six months ended September 30, 2007, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of September 30, 2007.  During the three and six months ended September 30, 2008, the U.S. dollar strengthened against the British pound sterling, resulting in translation losses recorded as a component of stockholders’ investment as of September 30, 2008.

NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes due 2017, the 6 ⅛% Senior Notes due 2013 and the 3.00% Convertible Senior Notes, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$78,976	$180,832	$—	$259,808
Intercompany revenue	—	3,998	3,382	(7,380)	—
	—	82,974	184,214	(7,380)	259,808
Operating expense:
Direct cost	—	51,546	125,176	—	176,722
Intercompany expenses	—	3,405	3,975	(7,380)	—
Depreciation and amortization	71	5,049	7,231	—	12,351
General and administrative	5,507	3,410	11,343	—	20,260
Gain on disposal of assets	—	731	26	—	757
	5,578	64,141	147,751	(7,380)	210,090
Operating income (loss)	(5,578)	18,833	36,463	—	49,718
Earnings from unconsolidated affiliates, net	28,256	138	3,980	(28,256)	4,118
Interest income	22,732	35	481	(19,288)	3,960
Interest expense	(8,249)	—	(17,562)	19,288	(6,523)
Other income (expense), net	(15)	(54)	429	—	360

Income from continuing operations before provision for income taxes and minority interest	37,146	18,952	23,791	(28,256)	51,633
Allocation of consolidated income taxes	(3,145)	(2,320)	(12,829)	—	(18,294)
Minority interest	(51)		47	—	(4)
Income from continuing operations	33,950	16,632	11,009	(28,256)	33,335
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	962	—	—	962
Provision for income taxes on discontinued operations	—	(347)	—	—	(347)
Income from discontinued operations	—	615	—	—	615
Net income	$33,950	$17,247	$11,009	$(28,256)	$33,950

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$153,284	$337,675	$—	$490,959
Intercompany revenue	—	9,154	9,497	(18,651)	—
	—	162,438	347,172	(18,651)	490,959
Operating expense:
Direct cost	—	99,829	250,126	—	349,955
Intercompany expenses	—	9,619	9,032	(18,651)	—
Depreciation and amortization	142	10,453	13,087	—	23,682
General and administrative	11,000	6,477	21,168	—	38,645
Gain on disposal of assets	—	23	150	—	173
	11,142	126,401	293,563	(18,651)	412,455
Operating income (loss)	(11,142)	36,037	53,609	—	78,504
Earnings from unconsolidated affiliates, net	43,881	313	7,195	(43,881)	7,508
Interest income	42,379	44	1,168	(37,507)	6,084
Interest expense	(11,061)	—	(35,897)	37,507	(9,451)
Other income (expense), net	(40)	(97)	923	—	786

Income from continuing operations before provision for income taxes and minority interest	64,017	36,297	26,998	(43,881)	83,431
Allocation of consolidated income taxes	(7,297)	(2,518)	(17,918)	—	(27,733)
Minority interest	(98)	—	(355)	—	(453)
Income from continuing operations	56,622	33,779	8,725	(43,881)	55,245
Discontinued operations:				—
Income from discontinued operations before provision for income taxes	—	2,119	—	—	2,119
Provision for income taxes on discontinued operations	—	(742)	—	—	(742)
Income from discontinued operations	—	1,377	—	—	1,377
Net income	$56,622	$35,156	$8,725	$(43,881)	$56,622

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$42	$91,625	$200,021	$—	$291,688
Intercompany revenue	—	7,116	7,374	(14,490)	—
	42	98,741	207,395	(14,490)	291,688
Operating expense:
Direct cost	556	55,761	156,757	—	213,074
Intercompany expenses	—	7,458	7,032	(14,490)	—
Depreciation and amortization	106	5,694	9,685	—	15,485
General and administrative	5,351	4,596	16,037	—	25,984
Gain on disposal of assets	—	431	(22,077)	18,344	(3,302)
	6,013	73,940	167,434	3,854	251,241
Operating income (loss)	(5,971)	24,801	39,961	(18,344)	40,447
Earnings (losses) from unconsolidated affiliates, net	46,648	—	2,832	(47,509)	1,971
Interest income	21,985	25	711	(19,516)	3,205
Interest expense	(8,669)	—	(19,251)	19,516	(8,404)
Other income (expense), net	(1,424)	294	3,200	—	2,070

Income from continuing operations before provision for income taxes and minority interest	52,569	25,120	27,453	(65,853)	39,289
Allocation of consolidated income taxes	(24,379)	(3,667)	17,736	—	(10,310)
Minority interest	(409)	—	(543)	—	(952)
Income from continuing operations	27,781	21,453	44,646	(65,853)	28,027
Discontinued operations:
Loss from discontinued operations before benefit for income taxes	—	(379)	—	—	(379)
Benefit for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income	$27,781	$21,207	$44,646	$(65,853)	$27,781

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Six Months Ended September 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$73	$180,857	$394,881	$—	$575,811
Intercompany revenue	—	12,589	11,806	(24,395)	—
	73	193,446	406,687	(24,395)	575,811
Operating expense:
Direct cost	596	115,214	310,304	—	426,114
Intercompany expenses	—	11,943	12,452	(24,395)	—
Depreciation and amortization	173	11,406	18,861	—	30,440
General and administrative	12,504	8,927	31,759	—	53,190
Gain on disposal of assets	—	(1,532)	(22,779)	18,344	(5,967)
	13,273	145,958	350,597	(6,051)	503,777
Operating income (loss)	(13,200)	47,488	56,090	(18,344)	72,034
Earnings (losses) from unconsolidated affiliates, net	95,771	3,454	7,101	(96,632)	9,694
Interest income	42,920	90	1,162	(39,520)	4,652
Interest expense	(17,412)	—	(39,005)	39,520	(16,897)
Other income (expense), net	3,256	269	237	—	3,762
	111,335	51,301	25,585	(114,976)	73,245
Income from continuing operations before provision for income taxes and minority interest
Allocation of consolidated income taxes	(60,453)	(7,540)	47,079	—	(20,914)
Minority interest	(452)	—	(1,203)	—	(1,655)
Income from continuing operations	50,430	43,761	71,461	(114,976)	50,676
Discontinued operations:
Loss from discontinued operations before benefit for income taxes	—	(379)	—	—	(379)
Benefit for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income	$50,430	$43,515	$71,461	$(114,976)	$50,430

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$272,148	$2,020	$124,887	$—	$399,055
Accounts receivable	6,965	82,231	157,844	(28,645)	218,395
Inventories	—	73,856	93,102	—	166,958
Prepaid expenses and other	899	4,604	59,787	(44,636)	20,654
Assets held for sale serving production management Customers in the U.S. Gulf of Mexico	—	21,369	—	—	21,369
Total current assets	280,012	184,080	435,620	(73,281)	826,431

Intercompany investment	785,091	1,824	135,569	(922,484)	—
Investment in unconsolidated affiliates	2,248	150	31,553	—	33,951
Intercompany notes receivable	939,671	—	(19,006)	(920,665)	—
Property and equipment – at cost:
Land and buildings	212	42,280	14,849	—	57,341
Aircraft and equipment	(1,532)	743,740	908,455	(920)	1,649,743
	(1,320)	786,020	923,304	(920)	1,707,084
Less: Accumulated depreciation and amortization	(11,745)	(123,099)	(167,694)	—	(302,538)
	(13,065)	662,921	755,610	(920)	1,404,546
Goodwill	—	4,755	11,816	—	16,571
Other assets	115,639	1,339	185,701	(277,074)	25,605
	$2,109,596	$855,069	$1,536,863	$(2,194,424)	$2,307,104

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,594	$27,259	$38,132	$(21,895)	$45,090
Accrued liabilities	16,055	22,026	107,209	(50,724)	94,566
Deferred taxes	1,992	—	9,561	—	11,553
Short-term borrowings and current maturities of long-term debt	64	—	5,314	—	5,378
Total current liabilities	19,705	49,285	160,216	(72,619)	156,587

Long-term debt, less current maturities	695,505	—	30,029	—	725,534
Intercompany notes payable	—	367,952	653,281	(1,021,233)	—
Accrued pension liabilities	—	—	117,566	—	117,566
Other liabilities and deferred credits	3,478	9,169	180,242	(177,129)	15,760
Deferred taxes	75,120	5,767	17,915	—	98,802
Minority interest	2,240	—	8,824	—	11,064

Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	291	4,996	45,848	(50,844)	291
Additional paid-in-capital	416,025	11,890	447,044	(458,934)	416,025
Retained earnings	652,291	406,010	(1,525)	(404,485)	652,291
Accumulated other comprehensive income (loss)	22,387	—	(122,577)	(9,180)	(109,370)
	1,313,548	422,896	368,790	(923,443)	1,181,791
	$2,109,596	$855,069	$1,536,863	$(2,194,424)	$2,307,104

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(19,573)	$28,472	$31,681	$2,918	$43,498

Cash flows from investing activities:
Capital expenditures	(133)	(166,602)	(54,360)	—	(221,095)
Proceeds from asset dispositions	—	2,761	383	—	3,144
Acquisition, net of cash received	(15,031)	—	2,105	—	(12,926)
Note issued to unconsolidated affiliate	—	(4,141)	—	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)	—	—	(1,960)

Net cash used in investing activities	(15,164)	(169,942)	(51,872)	—	(236,978)

Cash flows from financing activities:
Proceeds from borrowings	300,000	—	—	—	300,000
Debt issuance costs	(4,889)	—	—	—	(4,889)
Repayment of debt and debt redemption premiums	—	—	(7,205)	—	(7,205)
Increases (decreases) in cash related to intercompany advances and debt	(165,293)	138,068	30,143	(2,918)	—
Partial prepayment of put/call obligation	(78)	—	—	—	(78)
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of common stock	1,265	—	—	—	1,265
Tax benefit related to stock-based compensation	494	—	—	—	494
Net cash provided by financing activities	125,174	138,068	22,938	(2,918)	283,262
Effect of exchange rate changes on cash and cash equivalents	696	—	1,773	—	2,469
Net increase (decrease) in cash and cash equivalents	91,133	(3,402)	4,520	—	92,251
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$224,143	$32	$52,264	$—	$276,439

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(103,169)	$(124,419)	$184,894	$98,163	$55,469

Cash flows from investing activities:
Capital expenditures	(1,241)	(70,412)	(206,890)	—	(278,543)
Proceeds from asset dispositions	—	3,232	14,090	—	17,322
Acquisition, net of cash received	—	356	—	—	356

Net cash used in investing activities	(1,241)	(66,824)	(192,800)	—	(260,865)

Cash flows from financing activities:
Proceeds from borrowings	115,000	—	—	—	115,000
Debt issuance costs	(3,768)	—	—	—	(3,768)
Repayment of debt and debt redemption premiums	(1,150)	—	(2,817)	—	(3,967)
Increases (decreases) in cash related to intercompany advances and debt	(190,325)	192,902	95,586	(98,163)	—
Partial prepayment of put/call obligation	(82)	—	—	—	(82)
Dividends paid	12,900	—	(12,900)	—	—
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of common stock	225,099	—	—	—	225,099
Tax benefit related to stock-based compensation	231	—	—	—	231
Net cash provided by financing activities	151,580	192,902	79,869	(98,163)	326,188
Effect of exchange rate changes on cash and cash equivalents	(1,516)	—	(10,271)	—	(11,787)
Net increase in cash and cash equivalents	45,654	1,659	61,692	—	109,005
Cash and cash equivalents at beginning of period	226,494	361	63,195	—	290,050
Cash and cash equivalents at end of period	$272,148	$2,020	$124,887	$—	$399,055

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2008 and the related condensed consolidated statements of income for the three and six-month periods ended September 30, 2007 and 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2007 and 2008.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 5, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “fiscal year 2008 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended September 30, 2007 and 2008, respectively, and the terms “Comparable Period” and “Current Period” refer to the six months ended September 30, 2007 and 2008, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2009 is referred to as “fiscal year 2009.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Item 1A. Risk Factors” in the fiscal year 2008 Annual Report and elsewhere in this Quarterly Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing;

•	we are not able to re-deploy our aircraft to regions with the greater demand;

•	we do not achieve the anticipated benefit of our fleet capacity expansion program;

•	the outcome of the United States Department of Justice (“DOJ”) investigation relating to the Internal Review, which is ongoing, has a greater than anticipated financial or business impact; and

•	the outcome of the DOJ antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated.  We are one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria and Australia.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in one segment:  Helicopter Services.  The Helicopter Services segment operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through ten business units within those divisions:

•	Western Hemisphere

−	U.S. Gulf of Mexico

−	Arctic

−	Latin America

−	Western Hemisphere (“WH”) Centralized Operations

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Southeast Asia

−	Other International

−	Eastern Hemisphere (“EH”) Centralized Operations

•	Global Training

−	Bristow Academy

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of September 30, 2008, we operated 414 aircraft (including 379 owned aircraft, 29 leased aircraft and 6 aircraft operated for one of our customers; 58 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 140 aircraft in addition to those aircraft leased from us.

Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  Bristow Academy, which forms the central core of our Global Training division, operates 69 aircraft (including 52 owned and 17 leased aircraft) and employs 190 people, including 78 flight instructors.  The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2008; (2) the number of helicopters which we had on order or under option as of September 30, 2008; and (3) the percentage of gross revenues which each of our segments and business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
U.S. Gulf of Mexico	21%	109	28	4	—	—	141		—	141
Arctic	2%	14	2	—	—	1	17		—	17
Latin America	7%	5	39	1	—	—	45		15	60
WH Centralized Operations	1%	—	—	—	—	—	—		—	—
Europe	34%	—	11	34	—	—	45		27	72
West Africa	16%	12	28	4	—	4	48		—	48
Southeast Asia	12%	2	12	14	—	—	28		—	28
Other International	4%	—	11	10	—	—	21		41	62
EH Centralized Operations	1%	—	—	—	—	—	—		57	57
Bristow Academy	2%	—	—	—	68	1	69		—	69
Total	100%	142	131	67	68	6	414		140	554
Aircraft not currently in fleet: (3)
On order		2	15	19	6	—	42
Under option		1	27	19	—	—	47
_________

(1)
Includes 58 aircraft held for sale.  On October 30, 2008, we sold 53 aircraft and related assets operating in the U.S. Gulf of Mexico.  See Note 2 to the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(2)	The 140 aircraft operated by our unconsolidated affiliates are in addition to those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

Our Strategy

Our goal is to advance our position as the leading helicopter services provider to the offshore energy industry.  We intend to employ the following strategies to achieve this goal:

•
Grow our business.  We plan to continue to grow our business globally and increase our revenue, profitability and fleet capacity.  We have a footprint in most major oil and gas producing regions of the world, and we have the opportunity to expand and deepen our presence in many of these markets.  We anticipate this growth will result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions.  Through our relationships with our existing customers, we are aware of future business opportunities in a broad range of the markets we currently serve that would require capital expenditures of roughly double the approximate $1 billion of capital expenditures we have financed (through existing cash, available credit under our revolving credit facility and estimated future operating cash flows).  Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

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

Our internal financial policy is to pre-finance capital expenditures and maintain a conservative capital structure to provide financial flexibility.  Accordingly, over the past three years we have raised $1.1 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $958.6 million on capital expenditures to grow the company.  In addition, as of September 30, 2008, we had commitments to purchase $379.9 million in aircraft, including 2 small, 15 medium, 19 large and 6 training aircraft, and options to purchase $806.3 million in additional aircraft, including 1 small, 27 medium and 19 large aircraft.  Depending on market conditions (including the global energy industry, the related supply and demand for helicopter services and the global financial markets), we expect to exercise some or all of these options to purchase aircraft and may elect to expand our business through acquisitions, including acquisitions currently under consideration.  See further discussion of financial markets under “— Market Outlook” below.

Market Outlook

Although remaining at historically high levels, commodity prices have fallen in recent weeks, and there are preliminary indications from some oil companies of reduced capital spending plans.  We remain in regular dialog with our customers to understand their plans for operating expenditures (which are the principal source of our revenue) as well as capital expenditures (which fund a portion of our flying).  At this time, we have not experienced a decline in customer demand for our current services. Most of the projects which we expect our customers to develop are production based and thus less likely to be curtailed as a result of reduced commodity prices.  Accordingly, we expect the aircraft on order and the use of our other capital to allow us to fulfill our growth plans.  We have been and expect to continue to grow our business as discussed previously under “— Our Strategy.”

We expect to see growth in demand for additional helicopter services, particularly in the U.S. Gulf of Mexico, Latin America, West Africa and Southeast Asia.  We also expect that the relative importance of our other business units will continue to increase as oil and gas producers increasingly focus on prospects outside of the Gulf of Mexico and the North Sea.  This growth should provide us with opportunities to add new aircraft to our fleet, as well as opportunities to redeploy aircraft into markets that will sustain higher rates for our services.  Currently, helicopter manufacturers are indicating very limited supply availability for medium and large aircraft during the next two to three years.  We expect that this tightness in aircraft availability from the manufacturers and the lack of suitable aircraft in the secondary market, coupled with the increase in demand for helicopter services, will result in upward pressure on the rates we charge for our services.  We believe that our recent aircraft acquisitions and commitments position us to benefit from the current market conditions and to deploy new aircraft on order or under option at these favorable rates and contract terms.

Recently, the global financial markets have experienced severe disruption resulting in the failure, consolidation or government buyout of a number of financial institutions, the elimination or substantial increase in cost of credit and significant declines in equity prices for publicly traded companies.  Many of these events have been related to actual or perceived lack of liquidity in the credit markets.

Over the past three years, we have raised approximately $1.1 billion of capital in a mix of debt and equity public and private financings.  We expect that our cash on deposit at September 30, 2008 of $399.1 million will be sufficient to satisfy our remaining aircraft purchase commitments of $379.9 million, 61% of which are payable after March 31, 2009.  Therefore we do not foresee an immediate need to raise capital through new financings.

The cash we expect to generate from future operations, sales of aircraft and $100 million borrowing capacity under our revolving credit facility provide us with additional liquidity.  We plan to continue to be disciplined in our capital commitment program, including preserving liquidity and continuing to pre-finance capital expenditures.

In addition, we are taking prudent actions to manage the Company during this period of disrupted financial markets, including seeking secure investments for our cash, monitoring the ability of our business counterparties (e.g. lenders, customers, vendors, insurers, joint venture partners and currency hedge institutions) to fulfill their obligations to the Company and its affiliates and assessing retirement plan investments and related funding requirements.

We have not changed the Company’s strategy or growth plans.  However, we will continue to monitor financial and energy markets closely and expect to modify our plans to the extent circumstances dictate as we seek to maintain the Company’s financial strength.

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$233,716	$266,956	$444,722	$525,360
Reimbursable revenue	26,092	24,732	46,237	50,451
Total gross revenue	259,808	291,688	490,959	575,811
Operating expense:
Direct cost	152,624	188,393	305,712	375,366
Reimbursable expense	24,098	24,681	44,243	50,748
Depreciation and amortization	12,351	15,485	23,682	30,440
General and administrative	20,260	25,984	38,645	53,190
Loss (gain) on disposal of assets	757	(3,302)	173	(5,967)
Total operating expense	210,090	251,241	412,455	503,777
Operating income	49,718	40,447	78,504	72,034
Earnings from unconsolidated affiliates, net of losses	4,118	1,971	7,508	9,694
Interest expense, net	(2,563)	(5,199)	(3,367)	(12,245)
Other income (expense), net	360	2,070	786	3,762
Income before provision for income taxes and minority interest	51,633	39,289	83,431	73,245
Provision for income taxes	(18,294)	(10,310)	(27,733)	(20,914)
Minority interest	(4)	(952)	(453)	(1,655)
Income from continuing operations	33,335	28,027	55,245	50,676
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	962	(379)	2,119	(379)
Provision for income taxes on discontinued operations	(347)	133	(742)	133
Income (loss) from discontinued operations	615	(246)	1,377	(246)
Net income	$33,950	$27,781	$56,622	$50,430

Current Quarter Compared to Comparable Quarter

Our gross revenue increased to $291.7 million for the Current Quarter from $259.8 million for the Comparable Quarter, an increase of 12.3%.  The increase in gross revenue is primarily due to increases in rates and the addition of new aircraft.  Our operating expense increased to $251.2 million for the Current Quarter from $210.1 million for the Comparable Quarter, an increase of 19.6%.  Our operating income for the Current Quarter decreased to $40.4 million from $49.7 million for the Comparable Quarter and operating margin decreased to 13.9% for the Current Quarter compared to 19.1% for the Comparable Quarter, primarily as a result of the items discussed below:

•
Hurricanes in the U.S. Gulf of Mexico during the Current Quarter, which resulted in a decrease in flight activity and an increase in costs, reducing operating income by $2.1 million, income from continuing operations by $1.5 million and diluted earnings per share by $0.04.

•
Revenue recognized in the Current Quarter related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior quarters in Europe, which increased operating income by $4.5 million, income from continuing operations by $3.2 million and diluted earnings per share by $0.09.

•
Decreases in operating results in Australia, part of our Southeast Asia business unit, which reduced operating income by $5.9 million, income from continuing operations by $4.2 million and diluted earnings per share by $0.12.

•
As in the three months ended June 30, 2008 and as anticipated for the Current Quarter, EH Centralized Operations experienced higher maintenance expense (primarily due to foreign currency movements related to the portion of our third party maintenance contracts denominated in euros and an increase in heavy maintenance activities) which reduced operating income by $2.7 million, income from continuing operations by $1.9 million and diluted earnings per share by $0.05.

 Operating expense for the Current Quarter was reduced by $3.3 million in gains on disposal of assets compared to the inclusion of $0.8 million in losses on disposal of assets in the Comparable Quarter.  Earnings for the Comparable Quarter benefited from the reversal of $1.0 million of accrued costs associated with the settlement of the U.S. Securities and Exchange Commission (“SEC”) investigation, items in Nigeria, including $2.1 million of retroactive rate increases related to services rendered in a prior quarter and the reversal of $5.4 million in sales tax contingency, and $2.4 million of contractual rate escalations on services performed in prior quarters under contracts with our customers in Europe, which collectively increased operating income by $10.9 million, income from continuing operations by $7.3 million and diluted earnings per share by $0.24 in the Comparable Quarter.

Excluding the items discussed above, operating margin would have been 16.4% in the Current Quarter compared to 15.2% in the Comparable Quarter.

Income from continuing operations for the Current Quarter of $28.0 million represents a $5.3 million decrease from the Comparable Quarter due primarily to the same factors that affected operating income plus a decrease in earnings from unconsolidated affiliates (primarily in Norway, the U.K. and Mexico) and an increase in interest expense during the Current Quarter, partially offset by an increase in foreign currency transaction gains.  Additionally, as a result of shares issued in our June 2008 equity offering and private placement diluted earnings per share in the Current Quarter was further reduced by $0.13.

Current Period Compared to Comparable Period

Our gross revenue increased to $575.8 million for the Current Period from $491.0 million for the Comparable Period, an increase of 17.3%.  The increase in gross revenue is primarily due to increases in rates and the addition of new aircraft.  Our operating expense increased to $503.8 million for the Current Period from $412.5 million for the Comparable Period, an increase of 22.1%.  Our operating income for the Current Period decreased to $72.0 million from $78.5 million for the Comparable Period and operating margin decreased to 12.5% for the Current Period compared to 16.0% for the Comparable Period primarily as a result of the following items:

•
Hurricanes in the U.S. Gulf of Mexico during the Current Period, which resulted in a decrease in flight activity and an increase in costs, reducing operating income by $2.1 million, income from continuing operations by $1.5 million and diluted earnings per share by $0.05.

•
Revenue recognized in the Current Period related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods in Europe of $2.9 million and Russia, a part of our other international business unit, of $1.2 million which increased operating income by $4.1 million, income from continuing operations by $2.9 million and diluted earnings per share by $0.09.

•
Decreases in operating results in Australia, part of our Southeast Asia business unit, which resulted in a reduction in operating income by $8.5 million, income from continuing operations by $6.1 million and diluted earnings per share by $0.18.

•
Higher maintenance expense in EH Centralized Operations (primarily due to foreign currency movements related to the portion of our third party maintenance contracts denominated in euros and an increase in heavy maintenance activities) which reduced operating income by $9.6 million, income from continuing operations by $6.9 million and diluted earnings per share by $0.20.

•
The restructuring of our ownership interests in affiliates in Mexico, part of our Latin America business unit, which resulted in several changes effective April 1, 2008, which increased operating income by $0.8 million, income from continuing operations by $3.7 million and diluted earnings per share by $0.11.

Operating expense for the Current Period was reduced by $6.0 million in gains on disposal of assets compared to the inclusion of $0.2 million in losses of disposal of assets in the Comparable Period.  Additionally, the Comparable Period included a reversal of accrued costs of $1.0 million associated with the settlement of the SEC investigation, the reversal of $5.4 million in sales tax contingency in Nigeria and $1.9 million of contractual rate escalations on services performed in prior periods under contracts with our customers in Europe, which collectively increased operating income by $8.3 million, income from continuing operations by $5.5 million and diluted earnings per share by $0.18 in the Comparable Period.

Excluding the items discussed above, operating margin would have been 15.0% in the Current Period compared to 14.4% in the Comparable Period.

Income from continuing operations for the Current Period of $50.7 million represents a $4.6 million decrease from the Comparable Period.  This decrease was driven by decreases in operating income due primarily to the same factors that affected operating income plus an increase in interest expense during the Current Period, partially offset by increases in earnings from unconsolidated affiliates in Mexico as a result of the reorganization discussed above and in foreign currency transaction gains.  Additionally, as a result of shares issued in our June 2008 equity offering and private placement, diluted earnings per share in the Current Period was further reduced by $0.15.

Business Unit Operating Results

The following tables set forth certain operating information for the ten business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on April 1, 2008, the North America business unit was segregated into three separate business units:  U.S. Gulf of Mexico, Arctic and WH Centralized Operations.  Amounts presented below as of March 31, 2008 and for the three and six months ended September 30, 2008 have been restated to conform to current period presentation.  Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Flight hours (excludes Bristow Academy and unconsolidated affiliates):
U.S. Gulf of Mexico	36,621	34,891	74,489	72,530
Arctic	3,002	3,695	5,405	6,132
Latin America	10,810	10,938	22,177	20,002
Europe	11,494	10,265	22,315	20,571
West Africa	9,887	9,647	18,785	19,245
Southeast Asia	3,644	4,841	6,988	9,723
Other International	2,177	1,823	4,724	3,876
Consolidated total	77,635	76,100	154,883	152,079

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
Gross revenue:
U.S. Gulf of Mexico	$55,948	$62,491	$111,376	$124,000
Arctic	5,290	6,840	9,647	11,083
Latin America	16,951	19,051	32,987	39,257
WH Centralized Operations	821	2,909	1,975	5,169
Europe	93,459	98,303	176,816	193,733
West Africa	45,799	47,010	79,082	90,310
Southeast Asia	23,858	33,381	46,350	70,261
Other International	12,046	14,215	23,501	27,236
EH Centralized Operations	5,331	8,128	12,136	16,965
Bristow Academy	3,228	5,572	6,247	11,723
Intrasegment eliminations	(2,923)	(6,208)	(9,158)	(13,954)
Corporate	—	(4)	—	28
Consolidated total	$259,808	$291,688	$490,959	$575,811

Operating expense: (1)
U.S. Gulf of Mexico	$46,268	$54,228	$92,597	$107,748
Arctic	3,850	4,940	7,532	8,664
Latin America	12,700	14,498	25,402	28,229
WH Centralized Operations	751	2,005	613	4,941
Europe	71,564	76,334	140,346	154,288
West Africa	30,307	38,986	60,793	75,770
Southeast Asia	18,751	32,317	37,116	65,011
Other International	10,265	12,637	19,455	24,461
EH Centralized Operations	8,578	12,595	19,662	29,353
Bristow Academy	3,619	5,731	6,729	11,336
Intrasegment eliminations	(2,923)	(6,208)	(9,158)	(13,954)
Loss (gain) on disposal of assets	757	(3,302)	173	(5,967)
Corporate	5,603	6,480	11,195	13,897
Consolidated total	$210,090	$251,241	$412,455	$503,777

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
Operating income:
U.S. Gulf of Mexico	$9,680	$8,263	$18,779	$16,252
Arctic	1,440	1,900	2,115	2,419
Latin America	4,251	4,553	7,585	11,028
WH Centralized Operations	70	904	1,362	228
Europe	21,895	21,969	36,470	39,445
West Africa	15,492	8,024	18,289	14,540
Southeast Asia	5,107	1,064	9,234	5,250
Other International	1,781	1,578	4,046	2,775
EH Centralized Operations	(3,247)	(4,467)	(7,526)	(12,388)
Bristow Academy	(391)	(159)	(482)	387
Gain (loss) on disposal of assets	(757)	3,302	(173)	5,967
Corporate	(5,603)	(6,484)	(11,195)	(13,869)
Consolidated operating income	49,718	40,447	78,504	72,034
Earnings from unconsolidated affiliates	4,118	1,971	7,508	9,694
Interest income	3,960	3,205	6,084	4,652
Interest expense	(6,523)	(8,404)	(9,451)	(16,897)
Other income (expense), net	360	2,070	786	3,762
Income from continuing operations before provision for income taxes and minority interest	51,633	39,289	83,431	73,245
Provision for income taxes	(18,294)	(10,310)	(27,733)	(20,914)
Minority interest	(4)	(952)	(453)	(1,655)
Income from continuing operations	$33,335	$28,027	$55,245	$50,676

	Three Months Ended		Six Months Ended
	September 30,		September 30
	2007	2008	2007	2008
Operating margin: (2)
U.S. Gulf of Mexico	17.3%	13.2%	16.9%	13.1%
Arctic	27.2%	27.8%	21.9%	21.8%
Latin America	25.1%	23.9%	23.0%	28.1%
Europe	23.4%	22.3%	20.6%	20.4%
West Africa	33.8%	17.1%	23.1%	16.1%
Southeast Asia	21.4%	3.2%	19.9%	7.5%
Other International	14.8%	11.1%	17.2%	10.2%
Bristow Academy	(12.1)%	(2.9)%	(7.7)%	3.3%
Consolidated total	19.1%	13.9%	16.0%	12.5%

_______

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
U.S. Gulf of Mexico	$2,652	$2,945	$5,407	$5,902
Arctic	163	202	327	426
Latin America	965	2,024	1,914	3,954
WH Centralized Operations	135	125	272	249
Europe	4,201	5,021	7,617	9,900
West Africa	1,988	2,003	3,588	4,056
Southeast Asia	866	1,691	1,671	3,128
Other International	767	696	1,496	1,397
EH Centralized Operations	279	152	608	302
Bristow Academy	264	518	640	929
Corporate	71	108	142	197
Consolidated total	$12,351	$15,485	$23,682	$30,440

(2)	Operating margin is calculated as gross revenues less operating expenses divided by gross revenues.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

Gross revenue for U.S. Gulf of Mexico increased to $62.5 million for the Current Quarter from $55.9 million for the Comparable Quarter.  Gross revenue increased, despite a decrease in flight hours that primarily related to the hurricanes during the Current Quarter, as a result of an increase in billings to our customers for fuel costs and a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft in the Current Quarter, which earn higher rates than small aircraft.  Flight hours decreased from the Comparable Quarter to the Current Quarter as a result of the hurricanes causing us to be unable to operate in the areas of the storms for a portion of the Current Quarter.  Due to the timing and magnitude of these storms, which were more severe than usual, it took longer than expected for our customer activity to return to pre-storm levels.

Operating expense for U.S. Gulf of Mexico increased to $54.2 million for the Current Quarter from $46.3 million for the Comparable Quarter. A total of four bases were damaged by hurricane Ike: Galveston, Intracoastal City and Creole as well as Sabine Pass, an infrequently used base.  In addition, several bases were damaged in other storms during the Current Quarter.  Flight activity from these damaged bases was redirected to other operational bases along the U.S. Gulf of Mexico and has resumed in Intracoastal City.  We experienced higher than normal operating costs due to flight activity normally from the Galveston and Creole bases operating from other locations.  Operating costs also increased for unreimbursed property expenses, evacuation and redeployment expenses, an increase in salary costs and in the level of maintenance costs allocated from WH Centralized Operations per flight hour.  Primarily as a result of the decreases in flight activity and increased costs as a result of storm activities and the increase in salary and maintenance costs, the operating margin for this business unit decreased to 13.2% for the Current Quarter from 17.3% for the Comparable Quarter.  Excluding the impact of the hurricanes, operating margin for this business unit was 15.5% for the Current Quarter, which is in line with our near-term expectations for this business unit.  We believe that in future periods we may experience higher-than-normal flight hours to support our customers’ offshore reconstruction efforts.

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for approximately $65 million.  We received approximately 20% of the purchase price at closing, with the remainder to be paid to us from escrow as the titles to the aircraft are processed by the FAA. The sale resulted in a pre-tax gain of approximately $40 million or $0.72 per diluted share after tax, which we expect to be included in our operating results for the three months ending December 31, 2008. The gain may vary depending upon the actual inventory of spare parts and other equipment transferred at closing.

This sale of assets is a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.  The sale is the next step in the previously announced plan to dispose of certain types of small aircraft operating in the U.S. Gulf of Mexico serving production management companies.  The assets sold include the 53 aircraft, related inventory, spare parts, and offshore fuel equipment (the “GOM Aircraft Sale Assets”).  The buyer has entered into agreements to service our former customer contracts that were supported by the GOM Aircraft Sale Assets.  Revenue of $10.1 million was generated by these contracts in the Current Quarter representing 16% of revenue for the U.S. Gulf of Mexico business unit in such period.  The GOM Aircraft Sale Assets had a net book value totaling $21.4 million as of September 30, 2008 and are reflected in assets held for sale - U.S. Gulf of Mexico on our condensed consolidated balance sheet.

In connection with this sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we will operate the GOM Aircraft Sale Assets until all 53 aircraft are transferred to the buyer’s aircraft operating certificate with the FAA.  We expect the rates agreed to in the TSA will cover substantially all of our costs relating to the services provided under the TSA.  We may experience some reduction in the U.S. Gulf of Mexico margins in the next few months, depending on several factors, including utilization rates and the timing of transition of the aircraft to the buyer’s aircraft operating certificate.

We employ approximately 250 active pilots in our U.S. Gulf of Mexico and Arctic operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on October 31, 2008 with an October 4, 2008 effective date.  The two-and-a-half year agreement includes annual pilot wage increases of 6% beginning on the October 4, 2008 effective date and additional improvements to several other benefit plans.  We are increasing the rates we charge customers to recover this and other cost increases.

Arctic

Our Arctic business unit includes our operations in Alaska, where we are a major supplier of helicopter services to the oil and gas industry including the TransAlaska pipeline.

Gross revenue for Arctic increased to $6.8 million for the Current Quarter from $5.3 million for the Comparable Quarter due to an increase in ad hoc flying.  Flight hours increased 23% during the Current Quarter from the Comparable Quarter, which represents the seasonally high level that we expect during the Current Quarter.  However, as in prior years, we anticipate this business volume to decline over the next several quarters during the winter.

Operating expense for Arctic increased to $4.9 million for the Current Quarter from $3.9 million for the Comparable Quarter due to increased salaries and maintenance cost as a result of additional flight hours.  The operating margin for this business unit remained flat at 27.8% for the Current Quarter versus 27.2% for the Comparable Quarter.

Latin America

Gross revenue for Latin America increased to $19.1 million for the Current Quarter from $17.0 million for the Comparable Quarter, primarily due to the $3.9 million impact on gross revenue from the consolidation of Rotorwing Leasing Resources, L.L.C. (“RLR”) effective April 1, 2008.  This increase was partially offset by lower revenue in Brazil, as we were operating five fewer aircraft in this market versus the Comparable Quarter, and lower revenue in Trinidad as a result of reduced flight hours.

Operating expense for Latin America increased to $14.5 million for the Current Quarter from $12.7 million for the Comparable Quarter, primarily due to an increase in expenses in Trinidad (resulting primarily from increased salaries) and the $2.9 million effect of the consolidation of RLR in Mexico effective April 1, 2008.  This increase was partially offset by lower operating expense in Brazil due to the operation of fewer aircraft.  The operating margin for this business unit decreased slightly to 23.9% for the Current Quarter from 25.1% for the Comparable Quarter.

In July 2008,  our 24%-owned unconsolidated affiliate in Mexico, Heliservicio Campeche S.A. de C.V. (“Heliservicio”), was awarded a five-year contract for ten medium helicopters by Petróleos Mexicanos.  The contract start date was September 17, 2008 and the total revenue over the term of the contract is estimated at $150 million.  This new contract replaces a previous contract for three helicopters.  In March 2008, Heliservicio was awarded a five-year contract for five medium and two small helicopters by a major customer in Mexico.  Additionally, Heliservicio signed a three-year contract extension to lease and operate eight medium helicopters for the Comision Federal de Electricidad, the national power supplier of Mexico.  Eleven of the aircraft operated by Heliservicio are leased from RLR, our consolidated subsidiary.  As a result of working capital and other cash requirements to commence operations on these contracts, Heliservicio's payment of billings for aircraft leased from RLR and other consolidated subsidiaries has been delayed.  We will continue to monitor the cash flow for Heliservicio to verify the collectibility of our billings and the appropriateness of accrual accounting.

We sold our ownership interest in a Brazilian joint venture in March 2007 and most of the related aircraft in December 2007, which resulted in a temporary reduction in our business volume in Brazil over the past year.  However, in July and September 2008, we began providing three new medium aircraft for another customer in Brazil, and anticipate leasing additional aircraft into this important market, which we expect to be a growing part of our business.

With respect to seven aircraft under leases in several Latin America countries, we are re-evaluating our aircraft leasing arrangements and may terminate this work.  We do not expect the termination of this work to result in a material impact on our consolidated results of operations.

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

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, increased to $2.9 million for the Current Quarter from $0.8 million for the Comparable Quarter as a result of an increase in part and work order sales.

Operating expense increased to $2.0 million for the Current Quarter from $0.8 million for the Comparable Quarter, primarily due to increased cost of part sales and overhead costs which were partially offset by lower maintenance costs resulting from a decrease in flight activity in other Western Hemisphere business units.  The decrease in maintenance costs was partially offset by increased part sales and overhead costs in the Current Quarter resulting in a $0.8 million increase in operating income from this business unit compared to the Comparable Quarter.  The operating income in the Current Quarter is expected to transition into losses over the remaining quarters of this fiscal year as we perform maintenance on more aircraft that will become available for repairs through reduced flight time during the winter.

Europe

Gross revenue for Europe increased to $98.3 million for the Current Quarter from $93.5 million for the Comparable Quarter as a result of $4.5 million in additional revenue related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior quarters.  The Comparable Quarter included similar revenue associated with contractual rate escalations for services performed in prior quarters totaling $2.4 million.  Revenue also increased in the Current Quarter as a result of out-of-pocket costs rebilled to our customers (reimbursable revenue), billings to our customers for increased fuel costs and increased rates under new and existing contracts, which was offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound during the Current Quarter and by reduced search and rescue work.  We previously provided search and rescue services for the U.K. Maritime Coastguard Agency (“MCA”).  The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008.  We sold one of these aircraft in January 2008 and three additional aircraft during the Current Quarter.  Two of the remaining aircraft are employed in Den Helder, Netherlands in support of another search and rescue contract.  In the Current Quarter and Comparable Quarter, we had $0.1 million and $7.9 million, respectively, in operating revenue and incurred $0.6 million and $4.6 million, respectively, in operating expense associated with this contract.

Operating expense for Europe increased to $76.3 million for the Current Quarter from $71.6 million for the Comparable Quarter, primarily due to increases in reimbursable costs, fuel costs (which are generally rebilled to our customers), depreciation (resulting from changes in the mix of aircraft) and other costs (including training and insurance).  This was partially offset by a decrease in costs due to the reduction in search and rescue work discussed above.  As a result of the loss of the higher margin search and rescue work, operating margin for Europe decreased to 22.3% for the Current Quarter from 23.4% for the Comparable Quarter.  Excluding the revenue related to prior periods and the search and rescue operations, operating margin for Europe was 19.2% for the Current Quarter compared to 19.4% for the Comparable Quarter; this decrease is primarily due to the impact of changes in exchange rates.

 We were previously in a partnership with FB Heliservices Limited (“FBH”), an unconsolidated affiliate of ours, and two third parties, Serco Limited and Agusta Westland, through which we were seeking to obtain the future U.K.-wide search and rescue contract.  We submitted a first round bid in January 2008.  This was a very complex project which had a number of commercial and technical challenges.  Following consideration of significant commercial factors, in the Current Quarter we withdrew from the competition.  We remain committed to the broader search and rescue markets throughout the world and will continue to explore further opportunities to provide search and rescue services.

During the three months ended September 30, 2008, we completed negotiations with unions representing our pilots and engineers in the U.K.  New labor rates were effective for ground staff retroactive to July 1, 2008 and expiring June 30, 2011.  Annual labor rates for ground staff will increase 5.2% in the first year and 4.2% in each of the second and third years.  New labor rates for pilots were effective on September 1, 2008 and expiring August 31, 2011, and provided for annual labor rate escalations of 5.7% in the first year and 4.2% or the retail price index in each of the second and third years.  We accrued for retroactive labor rate increases in the prior quarters.  Through our agreed escalation clauses in our commercial contracts, we anticipate increasing the rates we charge customers to recover this and other cost increases.

On October 31, 2008, we acquired the remaining 51% interest in Norsk Helikopter AS (“Norsk”) from our partners in exchange for our ownership interest in Norsk’s subsidiary, Lufttransport AS and approximately $5.1 million.  We now own 100% of Norsk and will consolidate this entity effective October 31, 2008, including approximately $22 million in debt.  Norsk, excluding Lufttransport AS, generated $133.9 million of revenue, $4.8 million of operating income and $3.1 million of net income for the year ended December 31, 2007.  Our Europe operations for fiscal year 2008 generated $13.5 million in revenue from leasing aircraft to Norsk, which will be eliminated in consolidation in future periods.

In July 2008, Norsk was awarded a new contract by StatoilHydro ASA and ENI Norge AS effective June 1, 2009.  The total value of the contract is approximately NOK 1.4 billion ($244 million), including option periods.  The contract has a duration of six years plus three one-year options and requires two new, large helicopters which will perform crew change services and 24-hour search and rescue services.

West Africa

Gross revenue for West Africa increased to $47.0 million for the Current Quarter from $45.8 million for the Comparable Quarter, primarily as a result of increased rates under our contracts with major customers in Nigeria, partially offset by reduced flying activity due to disruptions to our customers’ business from civil unrest and a reduction in reimbursable revenue.  The Comparable Quarter included $2.1 million of retroactive rate increases related to services rendered in a prior quarter.

Operating expense for West Africa increased to $39.0 million for the Current Quarter from $30.3 million for the Comparable Quarter.  The increase was primarily a result of increases in freight, training and travel costs, and local taxes in the Current Quarter and the reversal of $5.4 million in sales tax contingency in Nigeria during the Comparable Quarter, partially offset by lower reimbursable expenses.  Operating margin for West Africa decreased to 17.1% for the Current Quarter from 33.8% for the Comparable Quarter, primarily as a result of these higher costs and the reversal of the sales tax contingency during the Comparable Quarter.  Excluding the retroactive rate increases and the reversal of the accrual for sales tax contingency, our operating margin for the Comparable Quarter would have been 18.3%.  A portion of the increase in costs in the Current Quarter relates to the mobilization of aircraft into Nigeria, which we do not expect to continue at these levels in future quarters.  Accordingly, we anticipate that our future operating margins in West Africa will meet or exceed the Comparable Quarter.

We are currently involved in annual contract negotiations with the unions of Nigeria.  We anticipate that we will increase certain benefits for union personnel as a result of these negotiations.  We also experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Southeast Asia

Gross revenue for Southeast Asia increased to $33.4 million in the Current Quarter from $23.9 million for the Comparable Quarter.  Australia’s flight activity and revenue increased 10.3% and 28.0%, respectively, from the Comparable Quarter, primarily due to the addition of aircraft to this market and rate increases since the Comparable Quarter.  Malaysia’s revenue increased by $3.1 million as a result of the addition of aircraft since the Comparable Quarter.  Although higher than the Comparable Quarter, revenue in Australia was lower than expected as a portion of our fleet did not generate revenue during the Current Quarter as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

Operating expense increased to $32.3 million for the Current Quarter from $18.8 million for the Comparable Quarter as a result of costs associated with the increase in activity from the Comparable Quarter.  Operating expense increased more than revenue during the Current Quarter as a result of the following:

•
Salary, maintenance and other costs incurred on aircraft that were not fully operational for the Current Quarter as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

•	Increased compensation costs resulting from the completion of negotiations on the collective bargaining agreement with the pilot’s union in Australia in April 2008.

•	Increased fuel prices.

•	Exchange rate changes.

•	$1.8 million of expense related to additional employee and expatriate taxes related to prior periods resulting from clarification of tax regulations in certain jurisdictions.

Operating margin in Southeast Asia decreased to 3.2% for the Current Quarter from 21.4% for the Comparable Quarter.  The cost increases in Australia during the Current Quarter are not expected to recur or are expected to be mitigated by price increases and improved margins on new work.  Accordingly, we anticipate that our future operating margins in Southeast Asia will be approximately in line with historical levels.

Other International

Gross revenue for Other International increased to $14.2 million for the Current Quarter from $12.0 million for the Comparable Quarter, primarily due to increased revenue in Russia (as a result of increased rates), Turkmenistan (as a result of a new short-term contract) and Mauritania (due to changes in aircraft operated in this market) and commencing operations in Ghana, partially offset by decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of one less aircraft in the Current Quarter).

Operating expense increased to $12.6 million for the Current Quarter from $10.3 million for the Comparable Quarter.  The increase in operating expense is primarily due to increased maintenance costs in Kazakhstan, costs to mobilize an aircraft back to Libya, entry into Ghana and increased business volume, partially offset by a decrease in costs in Russia.  The increase in operating expense resulted in a decrease in operating margin for Other International to 11.1% for the Current Quarter from 14.8% for the Comparable Quarter.

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

Gross revenue for EH Centralized Operations increased to $8.1 million for the Current Quarter from $5.3 million for the Comparable Quarter as a result of an expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit, which increased the intercompany charges to the other Eastern Hemisphere business units.

Operating expense increased to $12.6 million for the Current Quarter from $8.6 million for the Comparable Quarter, primarily due to an increase in maintenance costs (primarily resulting from the impact of changes in the euro to U.S. dollar exchange rate as a portion of our third party maintenance contracts are denominated in euros and an increase in heavy maintenance activities) and the expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit.  We anticipate the higher maintenance costs will continue for the next several quarters.

Bristow Academy

Gross revenue for Bristow Academy increased to $5.6 million for the Current Quarter from $3.2 million for the Comparable Quarter as a result of the expansion of the Global Training division through the acquisition of Vortex Helicopters Inc. in November 2007 and additional training hours under military contracts.

 Operating expense increased to $5.7 million for the Current Quarter from $3.6 million for the Comparable Quarter, primarily due to increased business volume.  As a result of the expansion of Bristow Academy since the Comparable Quarter, operating margin improved to a negative 2.9% for the Current Quarter from a negative 12.1% in the Comparable Quarter.  We expect Bristow Academy to be profitable in future periods, although the primary strategic value to the Company from this business is the supply of pilots for use in our global operations.

Corporate

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased by $0.9 million over the Comparable Quarter primarily due to the addition of corporate personnel and an overall increase in salaries and benefits and professional fees.  Additionally, during the Comparable Quarter, we reversed $1.0 million of previously accrued settlement costs in connection with our settlement of the investigation with the SEC in the Comparable Quarter (see further discussion of the Internal Review and SEC investigation in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased to $2.0 million during the Current Quarter compared to $4.1 million in the Comparable Quarter, due to decreases in equity earnings from Norsk of $1.0 million (due to increased operating costs), FBH of $0.7 million (primarily as a result of a gain recorded in the Comparable Quarter by FBH upon disposal of a medium aircraft that crashed in Belize) and $0.6 million in equity losses from our investment in Heliservicio (we previously accounted for this investment at cost).

In June 2008, our 50%-owned unconsolidated affiliate, FBH, was awarded two contracts for a total value of £55 million with AgustaWestland and the U.K. Ministry of Defense.  The contract with AgustaWestland is for training services in support of AgustaWestland overseas contracts and is based on extended search and rescue training at RAF Valley, but will also include instrument rating training and simulator training.  The contract, which requires the acquisition of two medium and two small helicopters by FBH, began in June 2008 and will end in 2012.  The new contract awarded by the U.K. Ministry of Defense extends the current operation providing three helicopters and associated engineering and logistics support to British Forces Cyprus and the Sovereign Base Areas Administration.  The new contract will run to 2017 with three option years to 2020 and commences at the conclusion of the existing contract in 2010.

Interest Expense, Net

Interest expense, net of interest income, increased to $5.2 million during the Current Quarter compared to $2.6 million during the Comparable Quarter, primarily due to additional interest expense of $1.9 million associated with the 3.00% Convertible Senior Notes issued in June 2008 and the portion of the 7 ½% Senior Notes issued in November 2007.  Also, interest income was lower during the Current Quarter versus the Comparable Quarter as a result of our shift in cash from higher yielding investments to lower yielding treasury bills in response to the current condition of global financial markets (see further discussion in “Liquidity and Capital Resources —  Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report).

Other Income (Expense), Net

Other income (expense), net, for the Current Quarter was $2.1 million compared to $0.4 million for the Comparable Quarter, primarily resulting from an increase in foreign currency transaction gains as a result of the strengthening of the U.S. dollar in the Current Quarter.  For further details on foreign currency transaction gains, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Taxes

Our effective income tax rates from continuing operations were 35.4% and 26.2% for the Comparable Quarter and Current Quarter, respectively.  Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.  The reduction in the effective tax rate was primarily related to the reduction in the U.K. corporation income tax rate to 28% and changes in our organizational structure completed on April 1, 2008.

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft.  The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years.  In the Current Quarter, this transaction resulted in a $0.3 million reduction in our consolidated provision for income taxes.

Minority Interest

Minority interest expense for the Current Quarter was $1.0 million compared to less than $0.1 million for the Comparable Quarter.  The increase in minority interest expense is due to increases in income from our Russian subsidiary and minority interest of $0.2 million during the Current Quarter due to the consolidation of RLR effective April 1, 2008.  See Note 3 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Discontinued operations

Discontinued operations for the Current Quarter incurred $0.2 million after-tax loss compared to $0.6 million after-tax income generated in the Comparable Quarter.  We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.  The $0.2 million after-tax loss during the Current Quarter resulted from purchase price adjustments from the sale of Grasso.

Current Period Compared to Comparable Period

U.S. Gulf of Mexico

Gross revenue for U.S. Gulf of Mexico increased to $124.0 million for the Current Period from $111.4 million for the Comparable Period.  The increase in gross revenue is primarily due to an increase in billings to our customers for fuel costs and a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft in the Current Period, which earn higher rates than small aircraft.  This increase was offset by the negative impact of hurricanes in the Gulf of Mexico during the Current Period.

Operating expense for U.S. Gulf of Mexico increased to $107.7 million for the Current Period from $92.6 million for the Comparable Period.  Due to the fact that some of our bases were damaged by hurricanes in the Current Period, we incurred higher than normal operating costs such as unreimbursed property expenses and evacuation and redeployment expenses.  Also contributing to increases in operating expenses were increases in fuel costs (which are generally recovered from our customers), salaries and allocations of maintenance costs from WH Centralized Operations.  Primarily as a result of these increased costs, the operating margin for this business unit decreased to 13.1% for the Current Period from 16.9% for the Comparable Period.  Excluding the impact of the hurricanes, operating margin for this business unit would be 14.3% for the Current Period.

For discussion of additional matters related to operations in the U.S. Gulf of Mexico, see “— Current Quarter Compared to Comparable Quarter — U.S. Gulf of Mexico” included elsewhere in this Quarterly Report.

Arctic

Gross revenue for Arctic increased to $11.1 million for the Current Period from $9.6 million for the Comparable Period due to an increase in ad hoc flying.  Flight hours increased 13.5% in the Current Period from the Comparable Period.

Operating expense for Arctic increased to $8.7 million for the Current Period from $7.5 million for the Comparable Period.  The operating margin for this business unit remained flat at 21.8% for the Current Period versus 21.9% for the Comparable Period.

Latin America

Gross revenue for Latin America increased to $39.3 million for the Current Period from $33.0 million for the Comparable Period, primarily due to the $7.2 million impact on gross revenue from the consolidation of RLR effective April 1, 2008.  This increase was partially offset by lower revenue in Brazil as we were operating five fewer aircraft in that market versus the Comparable Period and lower revenue in Trinidad as a result of reduced flight hours.

Operating expense for Latin America increased to $28.2 million for the Current Period from $25.4 million for the Comparable Period, primarily due to an increase in expenses in Trinidad (resulting primarily from increased salaries) and the $5.4 million effect of the consolidation of RLR in Mexico effective April 1, 2008.  This was partially offset by lower operating expense in Brazil due to the operation of fewer aircraft.  Primarily as a result of the impact of the reorganization of our Mexico operations, the operating margin for this business unit increased to 28.1% for the Current Period from 23.0% for the Comparable Period.  Excluding the reorganization of our Mexico operations, the operating margin for Latin America would have been 26.6%.

For discussion of additional matters related to operations in Latin America, see “— Current Quarter Compared to Comparable Quarter — Latin America” included elsewhere in this Quarterly Report.

WH Centralized Operations

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, increased to $5.2 million for the Current Period from $2.0 million for the Comparable Period as a result of increased part sales activity.

Operating expense increased to $4.9 million for the Current Period from $0.6 million for the Comparable Period due to an increase in costs of part sales and overhead costs.  The increase in part sales and overhead costs in the Current Period resulted in a $1.1 million decrease in operating income from this business unit compared to the Comparable Period.

Europe

Gross revenue for Europe increased to $193.7 million for the Current Period from $176.8 million for the Comparable Period, primarily as a result of increases in out-of-pocket costs rebilled to our customers (reimbursable revenue), billings to our customers for fuel costs and increased rates under new and existing contracts, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound during the Current Period and by reduced search and rescue work under the contract with the MCA.  Additionally, the Current Period included $2.9 million in revenue related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods.  The Comparable Period included similar revenue associated with contractual rate escalations for services performed in prior periods totaling $1.9 million.  In connection with the contract with the MCA, we had $1.4 million and $16.1 million in operating revenue and $0.9 million and $10.5 million in operating expenses associated with this contract for the Current Period and Comparable Period, respectively.  For additional information relating to the contract with MCA, see “— Current Quarter Compared to Comparable Quarter — Europe” included elsewhere in this Quarterly Report.

Operating expense for Europe increased to $154.3 million for the Current Period from $140.3 million for the Comparable Period, primarily due to increases in reimbursable costs, fuel costs (which are generally rebilled to our customers), maintenance expense (resulting from an increase in allocations of maintenance from EH Centralized Operations), depreciation (resulting from changes in the mix of aircraft), pension costs and other costs (including training and insurance), partially offset by reduced third party lease and search and rescue work costs.  As a result of the loss of the higher margin search and rescue work, operating margin for Europe decreased slightly to 20.4% for the Current Period from 20.6% for the Comparable Period.  Excluding the revenue related to prior periods and the search and rescue operations, operating margin for Europe was 19.0% for the Current Period compared to 18.3% for the Comparable Period; this increase is primarily due to increased rates under new and existing contracts.

For discussion of additional matters related to the Europe operations, see “— Current Quarter Compared to Comparable Quarter — Europe” included elsewhere in this Quarterly Report.

West Africa

Gross revenue for West Africa increased to $90.3 million for the Current Period from $79.1 million for the Comparable Period, primarily as a result of increased rates under our contracts with major customers in Nigeria and a general increase in flight activity in this market over the Comparable Period, partially offset by reduced flying activity due to disruptions to our customers’ business from civil unrest and decreased reimbursable revenue.

Operating expense for West Africa increased to $75.8 million for the Current Period from $60.8 million for the Comparable Period.  The increase was primarily a result of increases in various operating expenses, including freight, training and travel, and increased local taxes in the Current Period.  Operating margin for West Africa decreased to 16.1% for the Current Period from 23.1% for the Comparable Period, primarily as a result of the reversal of the $5.4 million in sales tax contingency in Nigeria during the Comparable Period.  Excluding the reversal of the accrual for sales tax contingency, our operating margin for the Comparable Period would have been 16.3%, which is comparable to the Current Period’s operating margin.

For discussion of additional matters related to the West Africa operations, see “— Current Quarter Compared to Comparable Quarter — West Africa” included elsewhere in this Quarterly Report.

Southeast Asia

Gross revenue for Southeast Asia increased to $70.3 million in the Current Period from $46.4 million for the Comparable Period, primarily due to higher revenue in Australia and Malaysia.  Australia’s flight activity and revenue increased 15.5% and 38.4%, respectively, from the Comparable Period, primarily due to the addition of aircraft to this market and rate increases since the Comparable Period.  Malaysia’s revenue increased by $6.8 million as a result of the addition of aircraft since the Comparable Period.  Although higher than the Comparable Period, revenue in Australia was lower than expected as a portion of our fleet did not generate revenue during the Current Period as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

Operating expense increased to $65.0 million for the Current Period from $37.1 million for the Comparable Period as a result of costs associated with the increase in activity from the Comparable Quarter.  Operating expense increased more than revenue during the Current Period as a result of :

•
Salary, maintenance and other costs incurred on aircraft that were not fully operational during the Current Period as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

•	Increased compensation costs resulting from the completion of negotiations on the collective bargaining agreement with the pilot’s union in Australia in April 2008.

•	Increased fuel prices.

•	Exchange rate changes.

•	$2.2 million of expense related to additional employee and expatriate taxes related to prior periods resulting from clarification of tax regulations in certain jurisdictions.

As a result of the increase in costs and the taxes related to prior periods coupled with a portion of our fleet not generating revenue during the Current Period, operating margin in Southeast Asia decreased to 7.5% for the Current Period from 19.9% for the Comparable Period.

Other International

Gross revenue for Other International increased to $27.2 million for the Current Period from $23.5 million for the Comparable Period, primarily due to increased revenue in Russia (which primarily resulted from $1.2 million in escalation charges agreed to by a customer in Russia in the Current Period and increased rates), Turkmenistan (as a result of a new short-term contract) and Mauritania (due to changes in aircraft operated in this market), partially offset by decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of one less aircraft in the Current Period) and Libya (as we briefly exited this market and returned during the Current Quarter).

Operating expense increased to $24.5 million for the Current Period from $19.5 million for the Comparable Period.  The increase in operating expense is primarily due to an increase in freight and other costs in Mauritania, an increase in costs in Kazakhstan resulting from higher maintenance costs in the Current Period and the inclusion of a bad debt provision release in the Comparable Period, an increase in costs as a result of commencing operations in Ghana, costs to mobilize an aircraft back to Libya and increase in business volume.  The increase in operating expense in these markets resulted in a decrease in operating margin for Other International to 10.2% for the Current Period from 17.2% for the Comparable Period.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $17.0 million for the Current Period from $12.1 million for the Comparable Period as a result an expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit, which increased the intercompany charges to the other Eastern Hemisphere business units.

Operating expense increased to $29.4 million for the Current Period from $19.7 million for the Comparable Period, primarily due to an increase in maintenance costs (primarily resulting from an overall increase in heavy maintenance activity, the impact of changes in the euro to U.S. dollar exchange rate as a portion of our third party maintenance contracts are denominated in euros and a charge taken during the Current Period to reduce the carrying value of obsolete inventory) and the expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit.

Bristow Academy

Gross revenue for Bristow Academy increased to $11.7 million for the Current Period from $6.2 million for the Comparable Period as a result of the expansion of the Global Training division through the acquisition of Vortex Helicopters Inc. in November 2007 and additional training hours under military contracts.

 Operating expense increased to $11.3 million for the Current Period from $6.7 million for the Comparable Period, primarily due to increased business volume.  As a result of the expansion of Bristow Academy since the Comparable Period, operating margin improved to 3.3% for the Current Period from a negative 7.7% in the Comparable Period.  During the Current Period, approximately 100 pilots graduated from Bristow Academy; we hired 33 graduates as instructors at Bristow Academy and 21 graduates as pilots (mostly former instructors) into our other business units.

Corporate

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased by $2.7 million over the Comparable Period primarily due to the addition of corporate personnel and an overall increase in salaries and benefits and professional fees.  Additionally, during the Comparable Period, we reversed $1.0 million of previously accrued settlement costs in connection with our settlement of the investigation with the SEC in the Comparable Period (see further discussion of the Internal Review and SEC investigation in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $9.7 million during the Current Period compared to $7.5 million in the Comparable Period, primarily due to collection of past due receivables by RLR (see discussion in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report), which resulted in a $3.6 million increase in earnings from unconsolidated affiliates during the Current Period, partially offset by $0.8 million in equity losses from our investment in Heliservicio (we previously accounted for this investment at cost) and a $0.4 million decrease in equity earnings from unconsolidated affiliates in the Eastern Hemisphere.

Interest Expense, Net

Interest expense, net of interest income, increased to $12.2 million during the Current Period compared to $3.4 million during the Comparable Period, primarily due to additional interest expense of $6.6 million associated with the 3.00% Convertible Senior Notes issued in June 2008 and the 7 ½% Senior Notes issued in June and November 2007.  Also, interest income was lower during the Current Period versus the Comparable Period as a result of our shift in cash from higher yielding investments to lower yielding treasury bills in response to the current condition of global financial markets (see further discussion in “Liquidity and Capital Resources —  Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report).

Other Income (Expense), Net

Other income (expense), net, for the Current Period was $3.8 million compared to $0.8 million for the Comparable Period, primarily resulting from $1.7 million in foreign currency transaction gains (due to strengthening of the U.S. dollar in the Current Period) and $1.4 million in gains realized through the Mexico Reorganization.  Foreign currency gains of $1.7 million during the Current Period are the result of gains generated on U.S. dollars held by a subsidiary of ours with a British pound sterling functional currency as a result of a lease transaction in the Current Period.  For further details on the lease transaction, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  The gain in the Comparable Period primarily represents foreign currency transaction gains.  See a discussion of the Mexican Reorganization in Note 3 and foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Taxes

Our effective income tax rates from continuing operations were 33.2% and 28.6% for the Comparable Period and Current Period, respectively.  Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits. The reduction in the effective tax rate was primarily related to the reduction in the U.K. corporation tax rate to 28% and changes in our organizational structure completed on April 1, 2008.

Minority Interest

Minority interest expense for the Current Period was $1.7 million compared to $0.5 million for the Comparable Quarter.  The increase in minority interest expense is due to increases in income from our Russian subsidiary and minority interest of $0.4 million during the Current Period due to the consolidation of RLR effective April 1, 2008.  See Note 3 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Discontinued operations

Discontinued operations for the Current Period incurred $0.2 million after-tax loss compared to $1.4 million after-tax income generated in the Comparable Period.  For additional information on discontinued operations, see “— Current Quarter Compared to Comparable Quarter — Discontinued Operations” included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $55.5 million during the Current Period compared to $43.5 million during the Comparable Period.  Changes in non-cash working capital used $32.4 million in cash flows from operating activities for the Current Period compared to $41.7 million in the Comparable Period.  Additionally, during the Current Period dividends received in excess of earnings from unconsolidated affiliates generated $8.7 million more in cash flow versus the Comparable Period as a result of the dividend payments received from an unconsolidated affiliate.  These increases were offset by decreases in accrued liabilities due to cash paid for bonuses and accrued wages, benefits and related taxes in the Current Period versus the Comparable Period.

Investing Activities

Cash flows used in investing activities were $260.9 million and $237.0 million for the Current Period and Comparable Period, respectively, primarily for capital expenditures as follows:

	Six Months Ended September 30,
	2007	2008
Number of aircraft delivered:
Small	2	3
Medium	10	7
Large	2	3
Fixed wing	1	—
Training	2	4
Total aircraft	17	17

Capital expenditures (in thousands):
Aircraft and related equipment	$213,552	$274,337
Other	7,543	4,206
Total capital expenditures	$221,095	$278,543

During the Current Period, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed in additional detail in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report) for a total of $255.3 million.  Also during the Current Period, we spent an additional $19.0 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.  During the Comparable Period, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods for a total of $196.1 million.  Also, during the Comparable Period, we spent $17.5 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

During the Current Period we received proceeds of $17.3 million primarily from the disposal of ten aircraft and certain other equipment, which together resulted in a net gain of $6.4 million. Also, during the Current Period we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.  During the Comparable Period, we received proceeds from the disposal of four aircraft and certain other equipment and incurred a total loss on one small aircraft in the Gulf of Mexico in a flight accident and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.2 million.  All of these losses were insured.

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for approximately $65 million.  We received approximately 20% of the purchase price at closing, with the remainder to be paid to us from escrow as the titles to the aircraft are processed by the FAA.  This sale of assets is a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.

Due to the significant investment in aircraft made in both the Current and Comparable Periods, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2010.  Also in fiscal year 2009, we expect to invest approximately $27.4 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through September 30, 2008, we had incurred $14.1 million towards these projects.

As described in Note 2 in the “Notes to Consolidated Financial Statements” in the fiscal year 2008 Annual Report, during the Comparable Quarter we acquired all of the common equity of Helicopters Adventure Inc. for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during the six months ended September 30, 2007.

Additionally, during the Comparable Period we contributed capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million, the funds of which were used by RLR towards the purchase of a medium sized aircraft.

Financing Activities

Cash flows provided by financing activities were $326.2 million during the Current Period compared to $283.3 million during the Comparable Period.  During the Current Period, cash was provided by our issuance of the 3.00% Convertible Senior Notes resulting in net proceeds of $111.2 million, by our issuance of 4,996,900 shares of common stock in a public offering and private placement in June 2008 resulting in net proceeds of $224.2 million and by our receipt of proceeds of $0.9 million from the exercise of options to acquire shares of our Common Stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $6.3 million and the repayment of debt totaling $4.0 million.  See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the 3.00% Convertible Senior Notes.  See Note 10 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the Common Stock.

During the Comparable Period, cash was provided by our issuance of the 7 ½% Senior Notes resulting in net proceeds of $295.1 million and by our receipt of proceeds of $1.3 million from the exercise of options to acquire shares of our common stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $6.3 million and the repayment of debt totaling $7.2 million.

Future Cash Requirements

Debt Obligations

As of September 30, 2008, total debt was $730.9 million, of which $5.4 million was classified as current.  Our outstanding debt obligations are described in Note 5 in the “Notes to Consolidated Financial Statements” in the fiscal year 2008 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Capital Commitments

We expect to make capital expenditures over the next five fiscal years to purchase additional aircraft.  As of September 30, 2008, we had 42 aircraft on order and options to acquire an additional 47 aircraft.  As of September 30, 2008, future payments associated with these aircraft totaled $379.9 million and $806.3 million for those aircraft under commitments and options, respectively.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin.  See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Period.  In connection with the Norsk transaction (see “Business Unit Operating Results  — Current Quarter Compared to Comparable Quarter — Europe”, included elsewhere in this Quarterly Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value at the expiration of the lease terms for these aircraft.  Two of these aircraft are not currently operated by Norsk, but our former partner has agreed to purchase the aircraft and lease the aircraft to Norsk for an initial period of five years, with three one-year options for extension, as soon as practicable.  These five aircraft have an approximate cumulative fair value of $103 million.  The existing three aircraft leases expire in June 2009, December 2009 and August 2011.

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

Pension Plan — As of September 30, 2008, we had recorded on our balance sheet a $117.6 million pension liability related to Bristow Helicopters Group Limited (a wholly-owned subsidiary of Bristow Aviation Holdings Limited) pension plan.  For further details on the pension plan, see Note 8 “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report.  We obtain an actuarial report annually on March 31 to analyze the plan funded status and determine if changes in the contributions to meet funding requirements are necessary.  The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date.  The volatility and down turn in the financial markets has caused an approximate 30% decrease in the market value of the plan assets from March 31, 2008 to October 2008.  We are closely monitoring and evaluating the plan’s investments, obligation and funding rate to determine if any changes are appropriate.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2008 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Six Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2009	2010 – 2011	2012 – 2013	2014 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$730,344	$3,383	$7,281	$7,186	$712,494	$—
Interest	420,210	22,867	90,989	90,104	216,250	—
Aircraft operating leases (2)	67,566	2,857	9,525	8,400	46,784	—
Other operating leases (3)	17,999	1,890	6,391	4,719	4,999	—
Pension obligations (4)	141,126	6,523	26,092	20,473	88,038	—
Aircraft purchase obligations (5)	379,948	149,126	219,275	11,547	—	—
Other purchase obligations (6)	35,149	33,122	2,027	—	—	—
Tax reserves (7)	3,982	—	—	—	—	3,982
Total contractual cash obligations	$1,796,324	$219,768	$361,580	$142,429	$1,068,565	$3,982
Other commercial commitments:
Debt guarantees (8)	$17,821	$—	$—	$17,821	$—	$—
Other guarantees (9)	38,887	1,378	5,903	2,217	29,389	—
Letters of credit	1,391	1,158	233	—	—	—
Total commercial commitments	$58,099	$2,536	$6,136	$20,038	$29,389	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.6 million.

(2)
Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023.  See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(3)	Represents minimum rental payments required under non-cancelable operating leases that have initial lease terms in excess of one year.

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 10 years.  As of September 30, 2008, we had recorded on our balance sheet a $117.6 million pension liability associated with this obligation.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)
We have guaranteed the repayment of up to £10 million ($17.8 million) of the debt of FBS, an unconsolidated affiliate.  This amount is not included in the “Contractual Obligations” section of the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of September 30, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 408.6 million Mexican pesos ($37.7 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

See the discussion in “Market Outlook” included elsewhere in this Quarterly Report.

Cash and cash equivalents were $290.1 million and $399.1 million, as of March 31 and September 30, 2008, respectively.  Working capital as of March 31 and September 30, 2008, was $541.4 million and $669.8 million, respectively.  The increase in working capital during the Current Period was primarily a result of the $336.1 million increase in cash and cash equivalents resulting from the issuance of the 3.00% Convertible Senior Notes and Common Stock issuance, partially offset by capital expenditures for aircraft and other equipment of $278.5 million.

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for approximately $65 million.  We received approximately 20% of the purchase price at closing, with the remainder to be paid to us from escrow as the titles to the aircraft are processed by the FAA.  This sale of assets is a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business.  This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2008 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  Significant matters concerning market risk arising during the six months ended September 30, 2008 are discussed in “Item 2.  Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates.  We manage our exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts.  All foreign exchange hedging transactions are supported by an identifiable commitment or a forecasted transaction.  We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2008 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Additional Risk Factors

The following are additional risk factors discussions that should be read in conjunction with the risk factor discussion in the fiscal year 2008 Annual Report.  Risks related to financial markets have been added as follows.

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our revenue and profitability.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession.  A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in lower oil and natural gas prices.  Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that can be directly affected by trends in oil and natural gas prices. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of activity of oil and gas companies which could in turn reduce demand for our services.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related instability in the global financial system may have an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our growth plans or on our flexibility to react to changing economic and business conditions.  The credit crisis could have an impact on the lenders under our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†
Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan (filed as exhibit 10.1 to Current Report on Form 8-K of Bristow Group Inc. (Commission File No.1 – 31617) filed on August 8, 2008).

10.2*	Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.
15.1*	Letter from KPMG LLP dated November 5, 2008, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Perry L. Elders
Perry L. Elders
Executive Vice President and Chief Financial Officer

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President, Finance and Chief Accounting Officer

November 5, 2008

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1†
Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan (filed as exhibit 10.1 to Current Report on Form 8-K of Bristow Group Inc. (Commission File No.1 – 31617) filed on August 8, 2008).

10.2*	Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.
15.1*	Letter from KPMG LLP dated November 5, 2008, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or agreement.