Form 10-Q
period 2008-12-31
Bristow Group Inc
filed 2009-02-04
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 30, 2009.
29,104,408 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$222,831	$236,491	$642,598	$726,151
Operating revenue from affiliates	13,633	16,792	38,588	52,492
Reimbursable revenue from non-affiliates	23,439	28,617	66,075	76,196
Reimbursable revenue from affiliates	1,617	1,087	5,218	3,959
	261,520	282,987	752,479	858,798
Operating expense:
Direct cost	169,704	176,038	475,416	551,404
Reimbursable expense	24,344	28,689	68,587	79,437
Depreciation and amortization	12,445	16,663	36,127	47,103
General and administrative	22,373	25,586	61,018	78,776
Gain on GOM Asset Sale	—	(37,780)	—	(37,780)
(Gain) loss on disposal of other assets	(4,094)	102	(3,921)	(5,865)
	224,772	209,298	637,227	713,075
Operating income	36,748	73,689	115,252	145,723

Earnings from unconsolidated affiliates, net of losses	3,725	(1,417)	11,233	8,277
Interest income	3,697	1,087	9,781	5,739
Interest expense	(6,684)	(7,603)	(16,135)	(24,500)
Other income (expense), net	989	(1,522)	1,775	2,240
Income from continuing operations before provision for income taxes and minority interest	38,475	64,234	121,906	137,479
Provision for income taxes	(12,302)	(16,106)	(40,035)	(37,020)
Minority interest	61	(535)	(392)	(2,190)
Income from continuing operations	26,234	47,593	81,479	98,269
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	(1,429)	—	690	(379)
(Provision) benefit for income taxes on discontinued operations	(4,657)	—	(5,399)	133
Loss from discontinued operations	(6,086)	—	(4,709)	(246)
Net income	20,148	47,593	76,770	98,023
Preferred stock dividends	(3,162)	(3,162)	(9,487)	(9,487)
Net income available to common stockholders	$16,986	$44,431	$67,283	$88,536

Basic earnings per common share:
Earnings from continuing operations	$0.97	$1.53	$3.03	$3.21
Loss from discontinued operations	(0.26)	—	(0.19)	(0.01)
Net earnings	$0.71	$1.53	$2.84	$3.20

Diluted earnings per common share:
Earnings from continuing operations	$0.86	$1.34	$2.68	$2.87
Loss from discontinued operations	(0.20)	—	(0.16)	(0.01)
Net earnings	$0.66	$1.34	$2.52	$2.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2008	2008
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$290,050	$364,653
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $1.7 million, respectively	204,599	182,061
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.0 million and $2.2 million, respectively	11,316	29,151
Inventories	176,239	158,340
Prepaid expenses and other	24,177	18,813
Total current assets	706,381	753,018
Investment in unconsolidated affiliates	52,467	18,927
Property and equipment – at cost:
Land and buildings	60,056	60,539
Aircraft and equipment	1,428,996	1,744,990
	1,489,052	1,805,529
Less – Accumulated depreciation and amortization	(316,514)	(300,413)
	1,172,538	1,505,116
Goodwill	15,676	37,138
Other assets	30,293	29,452
	$1,977,355	$2,343,651

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$49,650	$52,352
Accrued wages, benefits and related taxes	35,523	39,357
Income taxes payable	5,862	13,740
Other accrued taxes	1,589	2,194
Deferred revenues	15,415	17,736
Accrued maintenance and repairs	13,250	14,613
Accrued interest	5,656	8,614
Other accrued liabilities	22,235	19,945
Deferred taxes	9,238	7,236
Short-term borrowings and current maturities of long-term debt	6,541	6,014
Total current liabilities	164,959	181,801
Long-term debt, less current maturities	599,677	741,301
Accrued pension liabilities	134,156	94,421
Other liabilities and deferred credits	14,805	14,830
Deferred taxes	91,747	106,208
Minority interest	4,570	11,098
Commitments and contingencies (Note 7)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 90,000,000 shares; outstanding: 23,923,685 as of March 31 and 29,104,408 as of December 31 (exclusive of 1,281,050 treasury shares)	239	291
Additional paid-in capital	186,390	418,852
Retained earnings	606,931	696,722
Accumulated other comprehensive loss	(48,673)	(144,427)
	967,441	1,193,992
	$1,977,355	$2,343,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2007	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$76,770	$98,023
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,228	47,103
Deferred income taxes	19,952	14,328
(Gain) loss on disposal of discontinued operations	(476)	379
Gain on asset dispositions	(3,924)	(5,865)
Gain on GOM Asset Sale	—	(37,780)
Gain on Heliservicio investment sale	—	(1,438)
Stock-based compensation expense	7,176	7,697
Equity in earnings from unconsolidated affiliates below (in excess of) dividends received	(4,774)	7,910
Minority interest in earnings	392	2,190
Tax benefit related to stock-based compensation	(2,008)	(242)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(40,778)	(9,342)
Inventories	(17,231)	(16,600)
Prepaid expenses and other	(8,204)	(22,826)
Accounts payable	(4,714)	5,657
Accrued liabilities	9,685	20,855
Other liabilities and deferred credits	(10,335)	(6,177)
Net cash provided by operating activities	57,759	103,872
Cash flows from investing activities:
Capital expenditures	(288,847)	(388,007)
Proceeds from asset dispositions	23,007	86,681
Acquisitions, net of cash received	(14,622)	(15,590)
Net proceeds from sale of discontinued operations	21,958	—
Note issued to unconsolidated affiliate	(4,141)	—
Investment in unconsolidated affiliate	(1,960)	—
Net cash used in investing activities	(264,605)	(316,916)
Cash flows from financing activities:
Proceeds from borrowings	350,622	115,000
Debt issuance costs	(5,806)	(3,768)
Repayment of debt and debt redemption premiums	(8,175)	(20,996)
Partial prepayment of put/call obligation	(120)	(184)
Preferred Stock dividends paid	(9,487)	(9,487)
Issuance of common stock	5,226	225,260
Tax benefit related to stock-based compensation	2,008	242
Net cash provided by financing activities	334,268	306,067
Effect of exchange rate changes on cash and cash equivalents	3,655	(18,420)
Net increase in cash and cash equivalents	131,077	74,603
Cash and cash equivalents at beginning of period	184,188	290,050
Cash and cash equivalents at end of period	$315,265	$364,653
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,441	$30,446
Income taxes	$21,321	$17,109
Non-cash investing activities:
Contribution of note receivable and aircraft to RLR	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$2,410

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2008, the consolidated results of operations for the three and nine months ended December 31, 2007 and 2008, and the consolidated cash flows for the nine months ended December 31, 2007 and 2008.

Effective April 1, 2008, we began consolidating Rotorwing Leasing Resources, L.L.C. (“RLR”).  Effective October 31, 2008, we began consolidating Norsk Helikopter AS (“Norsk”).  See Note 3 for further details.

We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 2 to our fiscal year 2008 Financial Statements, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment for the three and nine months ended December 31, 2007 and 2008 are classified as discontinued operations.

Goodwill

We test the carrying amount of goodwill for impairment annually on March 31 and whenever events or circumstances indicate impairment may have occurred.  If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized.  In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the business unit.  Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our services, capital needs, economic trends and other factors.

Goodwill totaling $15.7 million and $37.1 million as of March 31, and December 31, 2008, respectively, relates to our business units as follows (in thousands):

	March 31, 2008	December 31, 2008
West Africa	$6,731	$6,423
Bristow Academy	8,946	10,157
Europe	—	19,981
Latin America	—	576
	$15,677	$37,137

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In light of current market conditions, we assessed our West Africa and Bristow Academy operations for impairment as of December 31, 2008.  Our assessment indicated that there was no impairment of goodwill.  The assessment was based in part on assumptions regarding the demand for helicopter services, the necessity for training of new pilots and current market values for similar businesses and involved the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital.  The current market conditions and economic climate are very volatile, and it is possible they could last longer or become more severe.  In which case, we could recognize an impairment charge in the future with respect to goodwill.  We did not assess goodwill associated with our Europe or Mexico business units because they related to our recent acquisitions of the remaining interest in Norsk in October 2008 and RLR in April 2008, respectively.

Foreign Currency Exposure

We conduct business in various foreign countries, and as such, our financial position, results of operations and cash flows are subject to fluctuations from changes in foreign currency exchange rates.  We are exposed to currency fluctuations and exchange rate risks in the form of translation of balance sheet and income statement balances and transactions as we must convert all non-U.S. dollar currencies to U.S. dollars.  Balance sheet translation information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period.  The various components of stockholders’ investment are presented at their historical average exchange rates.  The resulting difference after applying the different exchange rates is the cumulative translation adjustment.  Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies, and certain types of intercompany advances or loans.  These gains and losses are included in other income (expense), net on our condensed consolidated statements of income.  See “Foreign Currency Translation” in Note 1 to the fiscal year 2008 Financial Statements for a further discussion of the accounting policies related to foreign currency translation and transactions.

Throughout fiscal year 2009, our primary foreign currency exposure has been to the euro, the British pound sterling and the Australian dollar.  The value of these currencies has deteriorated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
One British pound sterling into U.S. dollars
High	2.11	1.78	2.11	2.01
Average	2.05	1.57	2.02	1.81
Low	1.98	1.44	1.97	1.44
At period-end	1.99	1.44	1.99	1.44
One euro into U.S. dollars
High	1.49	1.45	1.49	1.60
Average	1.45	1.32	1.39	1.46
Low	1.41	1.24	1.33	1.24
At period-end	1.46	1.39	1.46	1.39
One Australian dollar into U.S. dollars
High	0.94	0.79	0.94	0.98
Average	0.89	0.67	0.86	0.83
Low	0.86	0.61	0.78	0.61
At period-end	0.88	0.70	0.88	0.70
_________

Source:  Bank of England

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We estimate that the deterioration of these currencies had the following affect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Revenue	$(33,589)	$(31,756)
Operating expense	31,297	25,803
Non-operating expense	(1,009)	2,508
Income from continuing operations before provision for income taxes and minority interest	(3,301)	(3,445)
Provision for income taxes	842	982
Net income	(2,459)	(2,463)
Cumulative translation adjustment	(47,640)	(91,258)
Total stockholders’ investment	$(50,099)	$(93,721)

Foreign currency transaction losses included in non-operating expense for the three months ended December 31, 2008 primarily resulted from the impact of the strengthening U.S. dollar against the Nigerian Naira on the revaluation of Nigerian Naira intercompany receivable balances on the books of a subsidiary with a U.S. dollar functional currency and the strengthening euro against the British pound sterling on the revaluation of euro-denominated obligations on the books of a subsidiary with a British pound sterling functional currency.  Foreign currency transaction gains included in non-operating expense for the nine months ended December 31, 2008 primarily resulted from the impact of the strengthening U.S. dollar on the revaluation of U.S. dollars held during a portion of August and September 2008 by a subsidiary of ours with a British pound sterling functional currency, partially offset by the losses incurred during the three months ended December 31, 2008 and foreign currency losses incurred by our parent company on intercompany loans that were denominated in British pounds sterling.  The U.S. dollars were transferred to our subsidiary with a British pound sterling functional currency as part of the leasing transaction described in Note 8, and a portion of these funds were used to fully repay the intercompany loans denominated in British pounds.

Derivative Financial Instruments

See “Derivative Financial Instruments” in Note 1 to the fiscal year 2008 Financial Statements for a discussion of the related accounting policies.

During the nine months ended December 31, 2008, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated, third party maintenance contracts.  During the three months ended December 31, 2008, we exercised four contracts for a total of €4,950,000 and we realized a total gain of $0.1 million which is included in direct costs on our condensed consolidated statement of income.  We had two open derivative contracts as of December 31, 2008 with strike/call prices ranging from 0.8261 British pound sterling per euro to 0.8285 British pound sterling per euro and underlying notional values of €2,700,000 for a total of €5,400,000, expiring in February and March 2009.  The related strike/put prices and expiration dates are the same as the calls, but have an underlying notional value of €1,350,000 for a total of €2,700,000.  As of December 31, 2008, the fair value of the open contracts was an asset of $1.1 million, which is included in prepaid expenses and other on our condensed consolidated balance sheet.  For the three and nine months ended December 31, 2008, we recognized a $1.0 million unrealized gain which is included in the direct costs on our condensed consolidated statement of income.  These contracts were not designated as hedges for accounting purposes, and as such, any changes to fair value of the derivative instruments are recorded in maintenance expense in our condensed consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We entered into forward contracts in fiscal year 2008 and the nine months ended December 31, 2008 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes, at rates ranging from 1.369 U.S. dollars per euro to 1.5445 U.S. dollars per euro.  These eight contracts have an underlying nominal value of between €2,750,000 and €13,217,175 for a total of €89,029,550, with the first contract expiring in March 2009 and the last in January 2010.  As of December 31, 2008, the fair value of the open forward contracts was a liability of $6.2 million.  As of December 31, 2008, an unrecognized loss of $4.0 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss, a derivative asset of $0.01 million is included in prepaid expenses and other and a derivative liability of $6.2 million is included in accrued liabilities on our condensed consolidated balance sheet.

During the nine months ended December 31, 2007, gains were recognized in earnings on other foreign currency hedging contracts of $0.1 million.  These contracts related to hedging of changes in the U.S. dollar to the British pound sterling exchange rate for U.S. dollars held by entities with a British pound sterling functional currency.  These contracts, which expired in May 2007, were not designated as hedges for accounting purposes.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.”  This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This FSP will be effective for fiscal year 2010.  Early adoption is not permitted, and when adopted the FSP must be applied retrospectively to all instruments.  In June 2008, we issued 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) which will be subject to this FSP upon adoption in fiscal year 2010.  The adoption of this FSP will result in an increase to interest expense thereby reducing net income and earnings per share.  If the FSP had been adopted as of April 1, 2008, there would not have been a material effect to our results of operations for the three and nine months ended December 31, 2008.  See further discussion of the 3% Convertible Senior Notes in Note 5.

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

NOTE 2 — DISPOSITION

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million.  The assets sold include the 53 aircraft, related inventory, spare parts, and offshore fuel equipment (the “GOM Asset Sale”).  The buyer entered into agreements with our former customers that were supported by the aircraft included in the GOM Asset Sale.  The transfer to the buyer of legal title to all 53 aircraft was processed by the U.S. Federal Aviation Administration (“FAA”) during October and November 2008.

The following table summarizes the after-tax gain on the GOM Asset Sale recorded in our condensed consolidated statement of income for the three and nine months ended December 31, 2008 (in thousands):

Sale price	$65,000
Net assets sold	(23,311)
Transaction expenses	(3,909)
Pre-tax gain on sale	37,780
Provision for income taxes	(13,363)
After-tax gain on GOM Asset Sale	$24,417
Diluted earnings per share:
Three months ended December 31, 2008	$0.69
Nine months ended December 31, 2008	$0.71

The GOM Asset Sale was a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.  The sale was the next step in the previously announced plan to dispose of certain types of small aircraft operating in the U.S. Gulf of Mexico serving production management companies.  Revenue of $42.6 million and $24.8 million were generated from these former customers in fiscal year 2008 and the nine months ended December 31, 2008, respectively, representing 18% and 14% of revenue for the U.S. Gulf of Mexico business unit in such periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In connection with this sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we agreed to operate the aircraft included in the GOM Asset Sale until operational control is transferred to the buyer’s FAA operating certificate.  As of January 30, 2009, 39 aircraft had been transferred to the buyer’s operating certificate with the FAA, and we were no longer operating these aircraft under the TSA.

NOTE 3 —ACQUISITIONS AND INVESTMENTS IN AFFILIATES

Norsk — On October 31, 2008, we acquired the remaining 51% interest in Norsk from the other Norsk shareholders in exchange for our ownership interest in Norsk’s subsidiary, Lufttransport AS, and $5.1 million.  Simultaneously with the acquisition, we recapitalized Norsk by contributing $24.6 million in equity, which Norsk used to repay a portion of its debt.  We now own 100% of Norsk and consolidate this entity effective October 31, 2008, including $18.8 million of remaining debt as of December 31, 2008 (see Note 5).  Norsk, excluding Lufttransport AS, generated $133.9 million of revenue, $4.8 million of operating income and $3.1 million of net income for the year ended December 31, 2007.  Our Europe business unit for fiscal year 2008 generated $13.5 million in revenue from leasing aircraft to Norsk.  Revenue from intercompany leasing has been eliminated in consolidation beginning October 31, 2008.

The Norsk acquisition was accounted for in consolidation as a step acquisition and resulted in additional goodwill of approximately $20.0 million and other intangibles of $11.6 million on our condensed consolidated balance sheet based on our preliminary allocation of purchase price.  Additionally, we recorded a change of interest gain of $12.3 million in accumulated other comprehensive income in stockholders’ investment on our consolidated balance sheet associated with this transaction.  The following table summarizes the assets and liabilities of Norsk consolidated as of October 31, 2008 (in thousands):

Current assets	$44,333
Property and equipment	35,587
Other assets	32,714
Total assets	112,634
Current liabilities, including debt	(49,784)
Long-term debt, less current maturities	(18,598)
Other long-term liabilities	(1,156)
Total liabilities	(69,538)
Net assets	$43,096

HC and RLR — Effective April 1, 2008, we sold a 25% interest in an unconsolidated affiliate of ours operating in Mexico, Heliservicio Campeche S.A. de C.V. (“Heliservicio”), in return for a small aircraft with a value of $2.4 million, and we now own a 24% interest in Heliservicio.  This transaction resulted in a gain of $1.4 million.  We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR, and we now own a 70% interest in this entity.  Collectively, these transactions are referred to as the Mexico Reorganization.  The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our condensed consolidated statement of cash flows for the nine months ended December 31, 2008.

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

Current assets	$7,404
Property and equipment	35,811
Other assets	584
Total assets acquired	43,799
Current liabilities, including debt	(8,062)
Long-term debt, less current maturities	(17,231)
Total liabilities assumed	(25,293)
Net assets acquired	$18,506

The following summarizes the effect of the Mexico Reorganization on April 1, 2008 (in thousands, except per share amount):

Recognition of previously reserved billings: (1)
Revenue from affiliates and operating income	$782
Earnings from unconsolidated affiliates, net of losses (2)	3,647
Gain on Heliservicio investment sale	1,438
Income from continuing operations before provision for income taxes and minority interest	5,867
Tax effect	(2,167)
Income from continuing operations	$3,700
Diluted earnings per share for the nine months ended December 31, 2008	$0.11
_________

(1)
From April 1, 2005 to March 31, 2008 because of uncertainties as to collectibility, lease revenue from Heliservicio and Hemisco Helicopters International, Inc. (“Hemisco”) (collectively, “HC”) were recognized as collected.  As a result of the collection of past due receivables and the improved financial condition of HC, revenues from HC have been recognized on an accrual basis since April 1, 2008.

(2)	Represents the impact of earnings from unconsolidated affiliates for previously unrecognized lease revenue from HC prior to April 1, 2008.

In addition, as a result of the Mexico Reorganization, since April 1, 2008 we consolidate RLR and record our billings to HC when the services are provided.  Effective April 1, 2008 and as a result of changes to enhance our ability to exercise significant influence in Heliservicio through the shareholders agreement for this entity, which was executed as part of the Mexico Reorganization, we began accounting for our investment in Heliservicio using the equity method of accounting instead of the previously applied cost method.  The retroactive affect on prior periods from the change to the equity method of accounting was not significant and therefore prior period results were not adjusted.  Our results for the three and nine months ended December 31, 2008, respectively, include $0.6 million and $1.4 million in losses from our equity in earnings of Heliservicio, representing 24% of Heliservicio’s net losses for the respective periods.

Severn — In December 2008, we acquired Severn Aviation, a multi-engine instrument flight training provider located in Gloucestershire, England, in exchange for our assumption of $3.5 million in debt which we repaid prior to December 31, 2008.  Results for this business will be reflected in our Global Training division.  The pro forma effect of operations of Severn as of the beginning of each of the periods presented was less than 1% of our consolidated gross revenue, operating income and net income.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 4 — PROPERTY AND EQUIPMENT

In addition to the proceeds from the GOM Asset Sale discussed in Note 2, during the nine months ended December 31, 2008, we received proceeds of $21.7 million from the disposal of 12 aircraft and certain other equipment, resulting in a net gain of $6.3 million.  Also, during the nine months ended December 31, 2008 we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.

Additionally, during the nine months ended December 31, 2008, we made final payments in connection with the delivery of 4 small, 11 medium, 9 large and 4 training aircraft, and made progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 7).  Also, during the nine months ended December 31, 2008, we spent $43.6 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations and $4.7 million for additions to land and buildings.

As of December 31, 2008, we had four aircraft held for sale and classified in prepaid expenses and other in our condensed consolidated balance sheet.

NOTE 5 — DEBT

Debt as of March 31 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2008	December 31, 2008
7 ½% Senior Notes due 2017, including $0.6 million of unamortized premium	$350,601	$350,553
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038	—	115,000
Norsk debt	—	18,806
RLR Note	—	17,490
Term loan	16,683	14,957
Hemisco Note	4,380	—
Other debt	4,554	509
Total debt	606,218	747,315
Less short-term borrowings and current maturities of long-term debt	(6,541)	(6,014)
Total long-term debt	$599,677	$741,301

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115.0 million of 3% Convertible Senior Notes.  These notes are unsecured senior obligations and rank equal in right of payment to all of the Company’s existing and future unsecured senior debt and ranks senior to all of our subordinated debt.  The 3% Convertible Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”).  We will pay interest on the 3% Convertible Senior Notes on June 15 and December 15 of each year, beginning on December 15, 2008.  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount.  If at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest.  Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their 3% Convertible Senior Notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our common stock and certain change of control transactions), at a price equal to 100%

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

of the principal amount plus accrued and unpaid interest.  If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of common stock.

Norsk Debt — The Norsk debt is comprised of two term loans with a Norwegian bank and a third term loan with another Norwegian bank.  The proceeds from the three terms loans were used to purchase three helicopters.  As of December 31, 2008, two term loans with the same Norwegian bank had a balance outstanding of Norwegian kroner (“NOK”) 13.3 million ($1.9 million) and NOK 27.5 million ($3.9 million), respectively, payable in quarterly installments, and mature in February 2012 and December 2017, respectively.  The interest rate on these two term loans is the three-month NIBOR plus a margin of 1.0%, which was 4.97% as of December 31, 2008.  The third term loan with the second Norwegian bank had a balance of $13.0 million at December 31, 2008 and bears interest at three-month LIBOR plus a margin of 0.85% (2.28% as of December 31, 2008).  The third term loan is due in quarterly installments of $0.3 million with a balloon payment of $11.0 million due in November 2010.  The three term loans are secured by receivables, equipment and two of the three helicopters with a negative pledge on the third helicopter.

RLR Note — In July 2003, we sold six aircraft to RLR.  RLR financed 90% of the purchase price of these aircraft with a five-year $31.8 million 5.5% fixed interest rate term loan (the “RLR Note”) with a bank.  The loan was originally payable in 59 equal monthly payments of principal and interest of $0.3 million beginning August 11, 2003, with the entire unpaid balance of principal and interest being payable on July 11, 2008, and was secured by the six aircraft.  We refinanced the outstanding balance of the note ($17.9 million) in July 2008 through a five-year term loan at a fixed interest rate of 5.5% and monthly payments of $0.2 million.  As part of the refinancing, the security interest in one of the six aircraft was released, but remains on the other five aircraft.  We had previously recorded a liability for a guarantee of the RLR Note that was eliminated upon our consolidation of RLR effective April 1, 2008.

Term Loan — The term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million in June 2007, followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 5.04% as of December 31, 2008).  The term loan is secured by two aircraft, and we have provided a parent guarantee of the loan.

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

 Other debt — Other debt consists of various notes and other obligations.

Senior Secured Credit Facilities — Our syndicated senior secured credit facilities consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (together, the “Credit Facilities”).  In connection with the 3% Convertible Senior Notes offering in June 2008, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $625 million.  See Note 5 to the fiscal year 2008 Financial Statements for further information on the terms of the Credit Facilities.  As of December 31, 2008, we had $0.4 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the financial instruments we had as of December 31, 2008, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Derivative financial instrument liabilities, net	$—	$5,119	$—	$5,119

The methods and assumptions used to estimate the fair values of the assets and liabilities in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we may make additional capital expenditures over the next five fiscal years to purchase aircraft.  As of December 31, 2008, we had 31 aircraft on order and options to acquire an additional 47 aircraft.

	Three Months Ending March 31,		Fiscal Year Ending March 31,
	2009		2010		2011	2012	2013	Total
Commitments as of December 31, 2008:
Number of aircraft:
Small	—		1		—	—	—	1
Medium	—		8		3	—	—	11
Large	2		11		—	—	—	13
Training	6		—		—	—	—	6
	8	(1)	20	(2)	3	—	—	31
Related expenditures (in thousands) (3)	$62,474		$224,365		$11,548	$—	$—	$298,387
Options as of December 31, 2008:
Number of aircraft:
Small	—		1		—	—	—	1
Medium	—		—		3	11	13	27
Large	—		—		10	5	4	19
	—		1		13	16	17	47
Related expenditures (in thousands) (3)	$4,637		$104,993		$258,974	$245,429	$189,070	$803,103
________

(1)	Signed customer contracts are currently in place for one of these two non-training aircraft.

(2)	Signed customer contracts are currently in place for 4 of these 20 aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2009:

	Three Months Ended
	June 30, 2008		September 30, 2008		December 31, 2008
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	35	50	39	51	42	47
Aircraft delivered	(7)	—	(10)	—	(11)	—
Aircraft ordered	11	(8)	13	(4)	—	—
New options	—	9	—	—	—	—
End of quarter	39	51	42	47	31	47

We periodically order aircraft for which we have no options.

We have an aircraft order cancellation right, which expires in March 2009, related to a large aircraft representing $21 million of purchase commitment, which would result in a $1.0 million cancellation charge.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In connection with the Norsk transaction (see Note 3), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value at the expiration of the lease terms for these aircraft.  Two of these aircraft are not currently operated by Norsk, but our former partner has agreed to purchase the aircraft and lease the aircraft to Norsk for an initial period of five years, with three one-year options for extension, as soon as practicable.  The existing three aircraft leases expire in June 2009, December 2009 and August 2011.  These five aircraft have an approximate cumulative fair value of $100 million as of December 31, 2008.  The approximate net present value of the lease payments at December 31, 2008 was $9.0 million.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation (“GECC”), and then leased back each of the nine aircraft under separate operating leases with a base term of ten years expiring in January 2016.  On September 1, 2008, we refinanced the nine leases with GECC which had the effect of extending the lease term through August 2023.  Each “net” lease agreement requires us to be responsible for all operating costs.  Rent payments under each lease are payable monthly and total $4.2 million and $4.8 million annually during the first 120 months and second 60 months, respectively, for all nine leases in aggregate.  Each lease has a purchase option upon expiration and an early purchase option at 120 months (August 2018).  The early purchase option price for the nine aircraft at 120 months is approximately $49 million in aggregate.  There was a deferred gain on the sale of the aircraft in 2005 in the amount of $10.8 million in aggregate.  The deferred gain was originally being amortized as a reduction in lease expense over the original 10 year lease term in proportion to the rent payments.  As a result of the refinancing, the unamortized deferred gain of $7.9 million is being recognized over an additional 7 years and 8 months.  The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.  The approximate net present value of the lease payments at December 31, 2008 was $45.4 million.

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

During the three months ended September 30, 2008, we completed negotiations with unions representing our pilots and engineers in the U.K.  New labor rates were effective for ground staff retroactive to July 1, 2008 and expiring June 30, 2011.  Annual labor rates for ground staff will increase 5.2% in the first year and 4.2% in each of the second and third years.  New labor rates for pilots were effective on September 1, 2008 and expiring August 31, 2011, and provided for annual labor rate escalations of 5.7% in the first year and the higher of 4.2% or the retail price index in each of the second and third years.  We accrued retroactive labor rate increases in the prior quarters.

We have three different union agreements with various Norsk employees: engineers, pilots and support staff.  The engineer’s agreement containing annual pay increases went into effect January 1, 2007 and expires December 31, 2009.  An element of the engineer’s agreement reflects the nationally agreed pay award and went into effect April 1, 2008 and expires March 31, 2010.  The collective union agreement for the pilots, which went into effect April 1, 2007 and expires March 31, 2010, includes annual pay increases.  The support staff union agreement was effective April 1, 2008 and expires on March 31, 2010 and requires annual pay increases beginning on April 1, 2008 and continuing through March 31, 2009.  Another element of the support staff agreement reflects the nationally agreed pay award and was effective April 1, 2008 and expires March 31, 2010.  The annual pay increases provided in these agreements range from 5.7% to approximately 10%.

The annual contract negotiations with the unions in Nigeria were concluded in December 2008. We came to an agreement with the junior and senior staff union of a 5% pay increase from April 1, 2008 to March 31, 2009.  We anticipate that we will increase certain benefits for union personnel as a result of these negotiations.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In April 2008, an agreement was negotiated with the pilot’s union in Australia.  The agreement extends to June 30, 2010 and became binding in May 2008.  As a result of this agreement, labor rates increased 20.4%, portions of which were retroactive to May 2007 and January 2008.  An estimate of the retroactive portion had been accrued in the prior years.  An additional increase of 5% became effective in September 2008 with an additional increase of 5% to become effective in July 2009.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success.  For example, many of our customers require pilots with high levels of flight experience.  The market for these experienced and highly-trained personnel is competitive and may become more competitive if oil and gas industry activity levels increase.  In addition, some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. military reserves and have been, or could be, called to active duty.  If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs.

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our U.S. Gulf of Mexico and Arctic business units.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our common stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of December 31, 2008, approximately 2,400,100 shares of our common stock were held by persons with foreign addresses.  These shares represented approximately 8.3% of our total outstanding common shares as of December 31, 2008.  Because a substantial portion of our common stock, our 3% Convertible Senior Notes and our 5.50% mandatory convertible preferred stock (“Preferred Stock”) is publicly traded, our foreign ownership may fluctuate on each trading day.

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

Following the settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Internal Review.  We entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters until the end of December 2008, which was recently extended until the end of June 2009.  We have been and intend to continue to be responsive to the DOJ’s requests.  At this time, it is not possible to predict what the outcome of the DOJ’s investigation into these matters will be for the Company.

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

In addition, we face legal actions relating to remedial actions which we have taken as a result of the Internal Review, and may face further legal action of this type in the future.  In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We responded to this claim in early 2006.  There has been minimal activity on this claim since then.

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

During fiscal years 2006 and 2007, we incurred approximately $10.5 million and $3.1 million, respectively, in professional fees related to the Internal Review and related matters.  We incurred no legal or other professional fees in connection with the Internal Review during fiscal year 2008 or the nine months ended December 31, 2008.  During the nine months ended December 31, 2007, we reversed $1.0 million of previously accrued settlement costs because we settled the investigation with the SEC.  During the three and nine months ended December 31, 2008 we incurred approximately $0.1 million and $0.4 million, respectively, in legal and professional fees in connection with the DOJ investigation relating to the Internal Review.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In connection with this matter, we incurred $1.9 million and $0.7 million, in legal and other professional fees in fiscal years 2007 and 2008, respectively.  We incurred $0.2 million and $0.7 million in legal and other professional fees in connection with the DOJ investigation relating to the Internal Review during the three and nine months ended December 31, 2007, respectively.  We incurred no legal or other professional fees in connection with the DOJ investigation relating to the Internal Review for the three and nine months ended December 31, 2008; however, significant expenditures may continue to be incurred in the future.

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

Hurricane Damage — In September 2008, four bases in the U.S. Gulf of Mexico were damaged by hurricane Ike: Galveston, Intracoastal City and Creole, as well as Sabine Pass, an infrequently used base.  Several other bases were damaged in other storms in fiscal year 2009.  Additionally, two small aircraft which were under repair when the storms hit were damaged.  Flight activity from these damaged bases was redirected to other operational bases along the U.S. Gulf of Mexico and has resumed in Intracoastal City and Creole.  We experienced higher than normal operating costs due to flight activities normally conducted from the Galveston base but operating from other locations.  Operating costs also increased for insurance deductibles, unreimbursed property and evacuation and redeployment expenses.

Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we expect to receive a total of $3.2 million in net insurance recoveries under these policies as a result of damage from hurricane Ike, which we expect to result in a gain of approximately $1.4 million, net of $0.4 million in non-recoverable deductibles recognized during the nine months ended December 31, 2008 in loss (gain) on disposal of other assets on our condensed consolidated statement of income.  The damaged property totaling $1.8 million was written off and a corresponding insurance receivable was recorded in accounts receivable from non-affiliates on our condensed consolidated balance sheet, $1.5 million of which was received as of December 31, 2008.

Supply Agreement with Timken — In conjunction with the sale of certain of the assets of Turbo Engines, Inc. to Timken Alcor Aerospace Technologies, Inc. (“Timken”) in November 2006, we signed a supply agreement with Timken through which we are obligated to purchase parts and components, and obtain repair services, from Timken totaling $10.5 million over a three-year period ending December 1, 2009 at prices consistent with prior arrangements with Timken.  Through December 31, 2008, we purchased $7.7 million under this agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Guarantees — We have guaranteed the repayment of up to £10 million ($14.4 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2008 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of December 31, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 397.2 million Mexican pesos ($29.1 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from CIC, our partner in HC, for 76% ($23.0 million) of the surety bonds outstanding.

The following table summarizes our commitments under these guarantees, before the benefit of counter-guarantees, as of December 31, 2008:

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Thereafter
(In thousands)
$44,698	$177	$4,704	$16,457	$23,360

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

NOTE 8 — TAXES

Our effective income tax rates from continuing operations were 32.0% and 25.1% for the three months ended December 31, 2007 and 2008, respectively, and 32.8% and 26.9% for the nine months ended December 31, 2007 and 2008.  The overall effective tax rates for the three and nine months ended December 31, 2008 were impacted by a $2.6 million benefit related to tax elections filed in the three months ended December 31, 2008 as part of the internal reorganization discussed below and the resolution of $1.4 million and $2.1 million in uncertain tax positions during the three and nine months ended December 31, 2008, respectively.  Excluding these benefits, as well as the impact of the GOM Asset Sale (see Note 2), our overall effective tax rates for the three and nine months ended December 31, 2008 were 25.5% and 28.5%, respectively.

During each of the three months ended December 31, 2007 and 2008, we benefited from tax contingency related items totaling $0.6 million.  During the nine months ended December 2007 and 2008, we benefited from tax contingency related items totaling $1.5 million and $1.3 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

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

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft.  The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years.  In the nine months ended December 31, 2008, this transaction resulted in a $1.0 million reduction in our consolidated provision for income taxes.

As of December 31, 2008, there was $3.5 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate if recognized.  As of December 31, 2008, $0.3 million in interest and penalties were accrued in connection with uncertain tax positions.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
	(In thousands)
Service cost for benefits earned during the period	$73	$57	$215	$197
Interest cost on pension benefit obligation	6,756	6,145	19,990	21,267
Expected return on assets	(6,994)	(5,551)	(20,694)	(19,212)
Amortization of unrecognized losses	1,055	1,022	3,121	3,537
Net periodic pension cost	$890	$1,673	$2,632	$5,789

The current estimate of our cash contributions to our U.K. pension plans for fiscal year 2009 is $14.1 million; $2.9 million and $10.0 million of which was paid during the three and nine months ended December 31, 2008, respectively.  The volatility and down turn in the global financial markets has caused an approximate 25% decrease in the market value of the plan assets from March 31, 2008 to December 31, 2008.  We are monitoring and evaluating the plan’s investments, obligations and funding rate to determine if any changes are appropriate.  Our accrued pension liabilities decreased from $134.2 million as of March 31, 2008 to $94.4 million as of December 31, 2008 primarily due to the strengthening of the U.S. dollar versus the British pound sterling during the nine months ended December 31, 2008.  See Note 1 for further discussion of foreign currency exposure.

As a result of the Norsk acquisition (Note 3), we assumed the assets and liabilities associated with the Norsk defined benefit plan totaling a net liability of $0.7 million at December 31, 2008, which is included in accrued pension liabilities on our condensed consolidated financial statements.  The current estimate of our expected cash contributions to the Norsk pension plan for the three months ended March 31, 2009 is $0.7 million.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 8 to our fiscal year 2008 Financial Statements.

In June 2008, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees.  Restricted stock grants vest at the end of three years.  Performance cash awards allow the recipient to receive from -0- to 200% of the target amount depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among the Company’s compensation peer group over the performance period.  The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our stock including dividends paid since the award date against the peer group and has a maximum potential payout of $10.0 million.  The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly.  No compensation expense was recorded related to the performance cash awards during the three and nine months ended December 31, 2008.

Total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $3.5 million and $2.8 million for the three months ended December 31, 2007 and 2008, respectively, and totaled $7.2 million and $7.7 million for the nine months ended December 31, 2007 and 2008, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three and nine months ended December 31, 2008, 6,959 and 233,643 stock options were granted at weighted average exercise prices of $20.22 and $48.71 per share, respectively.  The key input variables used in valuing these options during the three and nine months ended December 31, 2008 under the Black Scholes model were: risk-free interest rate range of 1.91% to 3.48%; dividend yield of zero; stock price volatility range of 33.16% to 33.48%; and expected option lives in the range of 5.25 to 6 years.  Also during the three and nine months ended December 31, 2008, we awarded 3,114 and 150,921 shares of restricted stock at an average grant date fair value of $20.22 and $49.34 per share, respectively.

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

Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three and nine months ended December 31, 2007 excluded options to purchase 469,496 and 431,491 shares, respectively, at weighted average exercise prices of $39.49 and $38.28, respectively, and 380 and 127 restricted stock units, respectively, at weighted average prices of $54.27 and $54.27, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three and nine months ended December 31, 2008 excluded options to purchase 900,637 and 402,413 shares, respectively, at the weighted average exercise prices of $39.83 and $47.60, respectively, and 399,898 and 412,405 restricted stock units, respectively, at weighted average prices of $37.40 and $37.33, respectively, which were outstanding during the period but were anti-dilutive.  The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$23,072	$44,431	$71,992	$88,782
Preferred Stock dividends	3,162	3,162	9,487	9,487
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$26,234	$47,593	$81,479	$98,269

Discontinued operations:
Loss available to common stockholders – basic and diluted	$(6,086)	$—	$(4,709)	$(246)
Net earnings:
Income available to common stockholders – basic	$16,986	$44,431	$67,283	$88,536
Preferred Stock dividends	3,162	3,162	9,487	9,487
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$20,148	$47,593	$76,770	$98,023
Shares:
Weighted average number of common shares outstanding – basic	23,811,848	29,101,198	23,727,522	27,634,829
Assumed conversion of Preferred Stock outstanding during the period (2)	6,522,800	6,522,800	6,522,800	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	192,610	4,237	199,702	27,604
Weighted average number of common shares outstanding – diluted	30,527,258	35,628,235	30,450,024	34,185,233
Basic earnings per common share:
Earnings from continuing operations	$0.97	$1.53	$3.03	$3.21
Loss from discontinued operations	(0.26)	—	(0.19)	(0.01)
Net earnings	$0.71	$1.53	$2.84	$3.20
Diluted earnings per common share:
Earnings from continuing operations	$0.86	$1.34	$2.68	$2.87
Loss from discontinued operations	(0.20)	—	(0.16)	(0.01)
Net earnings	$0.66	$1.34	$2.52	$2.86

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
________

(1)
Diluted earnings per common share for the three and nine months ended December 31, 2008 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2008 as our stock price did not meet or exceed $77.34 per share.  These notes were issued in June 2008 and, therefore, did not impact the calculation of diluted earnings per share for the three and nine months ended December 31, 2007.

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

Beginning on April 1, 2008, the North America business unit was segregated into three separate business units:  U.S. Gulf of Mexico, Arctic and WH Centralized Operations.  Amounts presented below as of March 31, 2008 and for the three and nine months ended December 31, 2007 have been restated to conform to current period presentation.  Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The tables that follow show reportable segment information for the three and nine months ended December 31, 2007 and 2008, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$53,259	$53,695	$164,586	$177,695
Arctic	2,570	3,005	12,217	14,088
Latin America	16,476	20,707	49,463	59,964
WH Centralized Operations	217	2,584	1,088	6,317
Europe	94,384	102,388	270,259	295,639
West Africa	46,287	50,478	125,369	140,788
Southeast Asia	29,918	28,851	76,268	99,112
Other International	11,615	13,182	34,862	39,645
EH Centralized Operations	2,788	2,598	8,114	8,300
Bristow Academy	3,969	5,499	10,216	17,222
Corporate	37	—	37	28
Total segment gross revenue	$261,520	$282,987	$752,479	$858,798

Intrasegment gross revenue:
U.S. Gulf of Mexico	$—	$—	$49	$—
Arctic	—	—	—	—
Latin America	—	—	—	—
WH Centralized Operations	1,221	550	2,325	1,986
Europe	716	89	1,657	571
West Africa	—	—	—	—
Southeast Asia	—	31	—	31
Other International	259	41	513	814
EH Centralized Operations	2,451	5,027	9,261	16,290
Bristow Academy	—	64	—	64
Total intrasegment gross revenue	$4,647	$5,802	$13,805	$19,756

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$53,259	$53,695	$164,635	$177,695
Arctic	2,570	3,005	12,217	14,088
Latin America	16,476	20,707	49,463	59,964
WH Centralized Operations	1,438	3,134	3,413	8,303
Europe	95,100	102,477	271,916	296,210
West Africa	46,287	50,478	125,369	140,788
Southeast Asia	29,918	28,882	76,268	99,143
Other International	11,874	13,223	35,375	40,459
EH Centralized Operations	5,239	7,625	17,375	24,590
Bristow Academy	3,969	5,563	10,216	17,286
Intrasegment eliminations	(4,647)	(5,802)	(13,805)	(19,756)
Corporate	37	—	37	28
Total consolidated gross revenue	$261,520	$282,987	$752,479	$858,798

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
	(In thousands)
Consolidated operating income reconciliation:
U.S. Gulf of Mexico	$8,122	$8,721	$26,901	$24,973
Arctic	(72)	184	2,043	2,603
Latin America	3,828	6,141	11,413	17,169
WH Centralized Operations	(871)	(2,509)	491	(2,281)
Europe	20,695	16,340	57,165	55,785
West Africa	7,019	13,167	25,308	27,707
Southeast Asia	6,476	5,094	15,710	10,344
Other International	712	3,135	4,758	5,910
EH Centralized Operations	(6,404)	(6,461)	(13,930)	(18,849)
Bristow Academy	(130)	(168)	(612)	219
Gain on GOM Asset Sale	—	37,780	—	37,780
Gain (loss) on disposal of other assets	4,094	(102)	3,921	5,865
Corporate	(6,721)	(7,633)	(17,916)	(21,502)
Total consolidated operating income	$36,748	$73,689	$115,252	$145,723

	March 31,	December 31,
	2008	2008
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$256,927	$325,760
Arctic	17,233	16,218
Latin America	157,916	258,096
WH Centralized Operations	1,456	1,728
Europe	509,413	648,921
West Africa	252,458	250,431
Southeast Asia	165,431	172,765
Other International	99,185	82,077
EH Centralized Operations	51,291	32,654
Bristow Academy	33,966	33,940
Corporate (1)	432,079	521,061
Total identifiable assets	$1,977,355	$2,343,651
__________

(1)
Includes $182.9 million and $322.2 million, respectively, of construction in progress within property and equipment on our condensed consolidated balance sheets as of March 31 and December 31, 2008, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
	(In thousands)
Net income	$20,148	$47,593	$76,770	$98,023
Other comprehensive income:
Currency translation adjustments	(8,980)	(47,640)	6,357	(91,258)
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (see Note 8)	—	—	—	(9,371)
Change of interest gain - Norsk (see Note 3)	—	12,300	—	12,300
Unrealized loss on cash flow hedges (net of income tax effect of $0.1 million for the three and nine months ended December 31, 2007 and $(0.2) million and $4.0 million for the three and nine months ended December 31, 2008, respectively)	(130)	283	(130)	(7,425)
Comprehensive income	$11,038	$12,536	$82,997	$2,269

During the nine months ended December 31, 2007, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of December 31, 2007.  During the three months ended December 31, 2007 and three and nine months ended December 31, 2008, the U.S. dollar strengthened against the British pound sterling, resulting in translation losses recorded as a component of stockholders’ investment as of December 31, 2007 and 2008.

NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes due 2017, the 6 ⅛% Senior Notes due 2013 and the 3% Convertible Senior Notes, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$39	$73,788	$187,693	$—	$261,520
Intercompany revenue	—	5,421	4,491	(9,912)	—
	39	79,209	192,184	(9,912)	261,520
Operating expense:
Direct cost	75	51,022	142,951	—	194,048
Intercompany expenses	—	4,495	5,417	(9,912)	—
Depreciation and amortization	71	5,423	6,951	—	12,445
General and administrative	8,625	1,571	12,177	—	22,373
Gain on disposal of other assets	—	(2,481)	(1,613)	—	(4,094)
	8,771	60,030	165,883	(9,912)	224,772
Operating income (loss)	(8,732)	19,179	26,301	—	36,748
Earnings from unconsolidated affiliates, net	16,141	2	3,723	(16,141)	3,725
Interest income	22,965	93	501	(19,862)	3,697
Interest expense	(6,682)	1	(19,865)	19,862	(6,684)
Other income (expense), net	550	(478)	917	—	989

Income from continuing operations before provision for income taxes and minority interest	24,242	18,797	11,577	(16,141)	38,475
Allocation of consolidated income taxes	(4,042)	3,372	(11,632)	—	(12,302)
Minority interest	(52)	—	113	—	61
Income from continuing operations	20,148	22,169	58	(16,141)	26,234
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	(1,429)	—	—	(1,429)
Provision for income taxes on discontinued operations	—	(4,657)	—	—	(4,657)
Loss from discontinued operations	—	(6,086)	—	—	(6,086)
Net income	$20,148	$16,083	$58	$(16,141)	$20,148

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$39	$227,072	$525,368	$—	$752,479
Intercompany revenue	—	14,575	13,988	(28,563)	—
	39	241,647	539,356	(28,563)	752,479
Operating expense:
Direct cost	75	150,851	393,077	—	544,003
Intercompany expenses	—	14,114	14,449	(28,563)	—
Depreciation and amortization	213	15,876	20,038	—	36,127
General and administrative	19,625	8,048	33,345	—	61,018
Gain on disposal of other assets	—	(2,458)	(1,463)	—	(3,921)
	19,913	186,431	459,446	(28,563)	637,227
Operating income (loss)	(19,874)	55,216	79,910	—	115,252
Earnings from unconsolidated affiliates, net	60,022	315	10,918	(60,022)	11,233
Interest income	65,344	137	1,669	(57,369)	9,781
Interest expense	(17,743)	1	(55,762)	57,369	(16,135)
Other income (expense), net	510	(575)	1,840	—	1,775

Income from continuing operations before provision for income taxes and minority interest	88,259	55,094	38,575	(60,022)	121,906
Allocation of consolidated income taxes	(11,339)	854	(29,550)	—	(40,035)
Minority interest	(150)	—	(242)	—	(392)
Income from continuing operations	76,770	55,948	8,783	(60,022)	81,479
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	690	—	—	690
Provision for income taxes on discontinued operations	—	(5,399)	—	—	(5,399)
Loss from discontinued operations	—	(4,709)	—	—	(4,709)
Net income	$76,770	$51,239	$8,783	$(60,022)	$76,770

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Three Months Ended December 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$93	$82,609	$200,285	$—	$282,987
Intercompany revenue	—	7,407	5,288	(12,695)	—
	93	90,016	205,573	(12,695)	282,987
Operating expense:
Direct cost	(105)	52,731	152,101	—	204,727
Intercompany expenses	—	5,418	7,277	(12,695)	—
Depreciation and amortization	179	6,058	10,426	—	16,663
General and administrative	9,191	3,371	13,024	—	25,586
(Gain) loss on GOM Asset Sale	3,354	(41,134)	—	—	(37,780)
(Gain) loss on disposal of other assets	—	(126)	228	—	102
	12,619	26,318	183,056	(12,695)	209,298
Operating income (loss)	(12,526)	63,698	22,517	—	73,689
Earnings (losses) from unconsolidated affiliates, net	59,586	—	(832)	(60,171)	(1,417)
Interest income	17,507	16	917	(17,353)	1,087
Interest expense	(8,190)	—	(16,766)	17,353	(7,603)
Other income (expense), net	604	509	(2,635)	—	(1,522)

Income from continuing operations before provision for income taxes and minority interest	56,981	64,223	3,201	(60,171)	64,234
Allocation of consolidated income taxes	(9,146)	(2,551)	(4,409)	—	(16,106)
Minority interest	(242)	—	(293)	—	(535)
Income from continuing operations	47,593	61,672	(1,501)	(60,171)	47,593
Discontinued operations:
Income from discontinued operations before benefit for income taxes	—	—	—	—	—
Provision for income taxes on discontinued operations	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Net income	$47,593	$61,672	$(1,501)	$(60,171)	$47,593

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income
Nine Months Ended December 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$166	$263,466	$595,166	$—	$858,798
Intercompany revenue	—	19,996	17,094	(37,090)	—
	166	283,462	612,260	(37,090)	858,798
Operating expense:
Direct cost	491	167,945	462,405	—	630,841
Intercompany expenses	—	17,361	19,729	(37,090)	—
Depreciation and amortization	352	17,464	29,287	—	47,103
General and administrative	21,695	12,298	44,783	—	78,776
(Gain) loss on GOM Asset Sale	3,354	(41,134)	—	—	(37,780)
(Gain) loss on disposal of other assets	—	(1,658)	(22,551)	18,344	(5,865)
	25,892	172,276	533,653	(18,746)	713,075
Operating income (loss)	(25,726)	111,186	78,607	(18,344)	145,723
Earnings from unconsolidated affiliates, net	155,357	3,454	6,269	(156,803)	8,277
Interest income	60,427	106	2,079	(56,873)	5,739
Interest expense	(25,602)	—	(55,771)	56,873	(24,500)
Other income (expense), net	3,860	778	(2,398)	—	2,240

Income from continuing operations before provision for income taxes and minority interest	168,316	115,524	28,786	(175,147)	137,479
Allocation of consolidated income taxes	(69,599)	(10,091)	42,670	—	(37,020)
Minority interest	(694)	—	(1,496)	—	(2,190)
Income from continuing operations	98,023	105,433	69,960	(175,147)	98,269
Discontinued operations:
Loss from discontinued operations before benefit for income taxes	—	(379)	—	—	(379)
Benefit for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income	$98,023	$105,187	$69,960	$(175,147)	$98,023

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$266,706	$11,854	$86,093	$—	$364,653
Accounts receivable	10,121	80,178	160,096	(39,183)	211,212
Inventories	—	76,411	81,929	—	158,340
Prepaid expenses and other	293	4,628	42,392	(28,500)	18,813
Total current assets	277,120	173,071	370,510	(67,683)	753,018

Intercompany investment	862,119	1,824	254,147	(1,118,090)	—
Investment in unconsolidated affiliates	1,608	150	17,169	—	18,927
Intercompany notes receivable	841,267	—	(51,813)	(789,454)	—
Property and equipment – at cost:
Land and buildings	212	46,066	14,261	—	60,539
Aircraft and equipment	6,847	780,255	957,888	—	1,744,990
	7,059	826,321	972,149	—	1,805,529
Less: Accumulated depreciation and amortization	(1,374)	(128,300)	(170,739)	—	(300,413)
	5,685	698,021	801,410	—	1,505,116
Goodwill	—	4,755	32,383	—	37,138
Other assets	114,696	1,148	190,336	(276,728)	29,452
	$2,102,495	$878,969	$1,614,142	$(2,251,955)	$2,343,651

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$821	$29,821	$52,446	$(30,736)	$52,352
Accrued liabilities	29,717	23,530	103,662	(40,710)	116,199
Deferred taxes	(2,793)	—	10,029	—	7,236
Short-term borrowings and current maturities of long-term debt	64	—	5,950	—	6,014
Total current liabilities	27,809	53,351	172,087	(71,446)	181,801

Long-term debt, less current maturities	695,489	—	45,812	—	741,301
Intercompany notes payable	—	325,970	564,052	(890,022)	—
Accrued pension liabilities	—	—	94,421	—	94,421
Other liabilities and deferred credits	2,683	8,980	180,297	(177,130)	14,830
Deferred taxes	83,171	6,100	16,937	—	106,208
Minority interest	7,022	—	4,076	—	11,098

Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	291	4,996	10,113	(15,109)	291
Additional paid-in-capital	418,852	11,890	568,482	(580,372)	418,852
Retained earnings (deficit)	696,722	467,682	(3,026)	(464,656)	696,722
Accumulated other comprehensive income (loss)	(52,098)	—	(39,109)	(53,220)	(144,427)
	1,286,321	484,568	536,460	(1,113,357)	1,193,992
	$2,102,495	$878,969	$1,614,142	$(2,251,955)	$2,343,651

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2007

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$3,957	$51,016	$(2,150)	$4,936	$57,759

Cash flows from investing activities:
Capital expenditures	(6,942)	(219,635)	(62,270)	—	(288,847)
Proceeds from asset dispositions	—	11,505	11,502	—	23,007
Acquisition, net of cash received	(16,990)	—	2,368	—	(14,622)
Net proceeds from sale of discontinued operations	21,958	—	—	—	21,958
Note issued to unconsolidated affiliate	—	(4,141)	—	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)	—	—	(1,960)

Net cash used in investing activities	(1,974)	(214,231)	(48,400)	—	(264,605)

Cash flows from financing activities:
Proceeds from borrowings	350,622	—	—	—	350,622
Debt issuance costs	(5,806)	—	—	—	(5,806)
Repayment of debt and debt redemption premiums	—	—	(8,175)	—	(8,175)
Increases (decreases) in cash related to intercompany advances and debt	(214,279)	169,923	49,292	(4,936)	—
Partial prepayment of put/call obligation	(120)	—	—	—	(120)
Preferred Stock dividends paid	(9,487)	—	—	—	(9,487)
Issuance of common stock	5,226	—	—	—	5,226
Tax benefit related to stock-based compensation	2,008	—	—	—	2,008
Net cash provided by financing activities	128,164	169,923	41,117	(4,936)	334,268
Effect of exchange rate changes on cash and cash equivalents	(272)	—	3,927	—	3,655
Net increase (decrease) in cash and cash equivalents	129,875	6,708	(5,506)	—	131,077
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$262,885	$10,142	$42,238	$—	$315,265

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(110,090)	$(81,511)	$197,310	$98,163	$103,872

Cash flows from investing activities:
Capital expenditures	(1,241)	(135,321)	(251,445)	—	(388,007)
Proceeds from asset dispositions	—	72,434	14,247	—	86,681
Acquisitions, net of cash received	—	356	(15,946)	—	(15,590)

Net cash used in investing activities	(1,241)	(62,531)	(253,144)	—	(316,916)

Cash flows from financing activities:
Proceeds from borrowings	115,000	—	—	—	115,000
Debt issuance costs	(3,768)	—	—	—	(3,768)
Repayment of debt and debt redemption premiums	(1,725)	—	(19,271)	—	(20,996)
Increases (decreases) in cash related to intercompany advances and debt	(190,325)	155,535	132,953	(98,163)	—
Partial prepayment of put/call obligation	(184)	—	—	—	(184)
Dividends paid	12,900	—	(12,900)	—	—
Preferred Stock dividends paid	(9,487)	—	—	—	(9,487)
Issuance of common stock	225,260	—	—	—	225,260
Tax benefit related to stock-based compensation	242	—	—	—	242
Net cash provided by financing activities	147,913	155,535	100,782	(98,163)	306,067
Effect of exchange rate changes on cash and cash equivalents	3,630	—	(22,050)	—	(18,420)
Net increase in cash and cash equivalents	40,212	11,493	22,898	—	74,603
Cash and cash equivalents at beginning of period	226,494	361	63,195	—	290,050
Cash and cash equivalents at end of period	$266,706	$11,854	$86,093	$—	$364,653

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2008 and the related condensed consolidated statements of income for the three and nine-month periods ended December 31, 2007 and 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2007 and 2008.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
February 3, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “fiscal year 2008 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended December 31, 2007 and 2008, respectively, and the terms “Comparable Period” and “Current Period” refer to the nine months ended December, 2007 and 2008, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2009 is referred to as “fiscal year 2009.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Item 1A. Risk Factors” in the fiscal year 2008 Annual Report and elsewhere in this Quarterly Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing;

•	we are not able to re-deploy our aircraft to regions with greater demand;

•	we do not achieve the anticipated benefit of our fleet capacity expansion program;

•	the outcome of the U. S. Department of Justice (“DOJ”) investigation relating to the Internal Review, which is ongoing, has a greater than anticipated financial or business impact; and

•	the outcome of the DOJ antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

All forward-looking statements in this Quarterly Report are qualified by these cautionary statements and are only made as of the date of this Quarterly Report.  We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

This Executive Overview only includes information and analysis that management considers to be the most important for evaluating our financial condition and operating performance.  It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item bearing on our financial condition and operating performance.

General

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria and Australia.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

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

We provide helicopter services to a broad base of major, independent, international and national energy companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of December 31, 2008, we operated 375 aircraft (including 337 owned aircraft, 32 leased aircraft and 6 aircraft operated for one of our customers; 4 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 115 aircraft in addition to those aircraft leased from us.

On October 31, 2008, we acquired the remaining 51% interest in Norsk Helikopter AS (“Norsk”) from our partners in exchange for our ownership interest in Norsk’s subsidiary, Lufttransport AS and $5.1 million.  Simultaneously with the acquisition, we recapitalized Norsk by contributing $24.6 million in equity, which Norsk used to repay a portion of its debt.  We now own 100% of Norsk and consolidate this entity effective October 31, 2008, including $18.8 million of remaining debt as of December 31, 2008.  As a result, all aircraft operated by Norsk which were previously included in unconsolidated affiliates are now included in our consolidated fleet.

Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  Bristow Academy, which forms the central core of our Global Training division, operates 69 aircraft (including 52 owned and 17 leased aircraft) and employs approximately 190 people, including approximately 80 flight instructors.  The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2008; (2) the number of helicopters which we had on order or under option as of December 31, 2008; and (3) the percentage of gross revenue which each of our segments and business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
U.S. Gulf of Mexico	20%	56	27	6	—	—	89		—	89
Arctic	2%	13	2	—	—	1	16		—	16
Latin America	7%	5	41	1	—	—	47		17	64
WH Centralized Operations	1%	—	—	—	—	—	—		—	—
Europe	34%	—	11	41	—	—	52		—	52
West Africa	16%	12	29	4	—	4	49		—	49
Southeast Asia	12%	2	12	15	—	—	29		—	29
Other International	5%	—	13	11	—	—	24		41	65
EH Centralized Operations	1%	—	—	—	—	—	—		57	57
Bristow Academy	2%	—	—	—	68	1	69		—	69
Total	100%	88	135	78	68	6	375		115	490
Aircraft not currently in fleet: (3)
On order		1	11	13	6	—	31
Under option		1	27	19	—	—	47
_________

(1)
Includes four aircraft held for sale.  On October 30, 2008, we sold 53 aircraft and related assets operating in the U.S. Gulf of Mexico.  See Note 2 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(2)	The 115 aircraft operated by our unconsolidated affiliates are in addition to those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

Our Strategy

Our goal is to advance our position as a leading helicopter services provider to the offshore energy industry.  We intend to employ the following strategies to achieve this goal:

•
Grow our business.  We plan to continue to grow our business globally and increase our revenue, profitability and fleet capacity.  We have a footprint in most major oil and gas producing regions of the world, and we have the opportunity to expand and deepen our presence in many of these markets.  We anticipate this growth will result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions.  Through our relationships with our existing customers, we are aware of future business opportunities in a broad range of the markets we currently serve that would allow us to grow.  Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates and may include increasing our position in existing markets or expanding into new markets.

•
Be the preferred provider of helicopter services.  We position our company as the preferred provider of helicopter services by maintaining strong relationships with our customers and providing safe and high-quality service.  We focus on maintaining relationships with our customers’ field operations and corporate management.  We believe that this focus helps us better anticipate customer needs and provide our customers with the right aircraft in the right place at the right time, which in turn allows us to better manage our existing fleet and capital investment program.  We also leverage our close relationships with our customers to establish mutually beneficial operating practices and safety standards worldwide.  By applying standard operating and safety practices across our global operations, we seek to provide our customers with consistent, high-quality service in each of their areas of operation.  By better understanding our customers’ needs and by virtue of our global operations and safety standards, we have effectively competed against other helicopter service providers based on aircraft availability, customer service, safety and reliability, and not just price.

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

Our internal financial policy is to pre-finance capital expenditures and maintain a conservative capital structure to provide financial flexibility.  Accordingly, over the past three years we have raised $1.1 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.1 billion on capital expenditures to grow our company.  In addition, as of December 31, 2008, we had commitments to purchase $298.4 million for 31 aircraft and options to purchase $803.1 million for 47 additional aircraft.  Depending on market conditions (including the global energy industry, the related supply and demand for helicopter services and the global financial markets), we may exercise some or all of these options to purchase aircraft and may elect to expand our business through acquisitions, including acquisitions currently under consideration.  See further discussion of financial markets under “— Market Outlook” below.

Market Outlook

Our core business is providing helicopter services to the oil and gas industry.  Our customers’ operating expenditures are the principal source of our revenue (approximately two-thirds for the Current Period), while their exploration and development capital expenditures fund around a third of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively the current spot price.  Commodity prices fell substantially in the past six months, including an over $100 decline in the spot price of crude oil.   Most of our oil company customers have reduced capital spending plans, including in many cases deferral (not cancellation) of projects typically by 12 to 18 months.  In addition, at least one customer has announced plans to reduce production work in the North Sea, while other customers have requested or are expected to request a reduction in the rates for our production-related flying.  Although our small independent oil company customers are not the largest portion of our business, they are more vulnerable to commodity price shifts and the global financial crisis discussed below.  In several cases such customers have slowed their payments for our services and in one case went into receivership.  Finally, there has been a softening in the aftermarket for sales of our older aircraft reflecting fewer buyers with available capital and sale prices have also declined, but to a lesser extent.

Although some of the global demand for our services has softened, the fundamental challenge for our industry is the limitation on supply of new aircraft and the need to retire many of the older aircraft in the industry’s fleet.  These constraints continue to exist.  In addition, we have not reduced our customer pricing and do not expect to do so.  We have and expect to continue to respond to customer rate reduction requests by demonstrating our modest pricing during robust commodity price markets over the past few years and our continued requirement to achieve appropriate returns on capital.  Our global operations and critical mass of helicopters provide us with diversity of geographic and customer focus to help mitigate risks of single markets or customers.  Accordingly, we continue to expect to grow our business through the delivery of aircraft on order and potentially through further investment.  We also have the ability to reduce our capital commitments by cancelling certain aircraft orders for a penalty, which is relatively small in comparison to the aircraft purchase commitment.

In 2008, the global financial markets experienced severe disruption resulting in the failure, consolidation or government buyout of a number of financial institutions, the elimination of credit or substantial increase in cost of credit and significant declines in equity prices for publicly traded companies.  Many of these events have been related to actual or perceived lack of liquidity in the credit markets.

Over the past three years, we have raised approximately $1.1 billion of capital in a mix of debt and equity with both public and private financings.  We expect that our cash on deposit as of December 31, 2008 of $364.7 million and $100 million borrowing capacity under our revolving credit facility will be sufficient to satisfy our remaining aircraft purchase commitments of $298.4 million, 79% of which are payable after March 31, 2009.  The cash we expect to generate from future operations and sales of aircraft provide us with additional liquidity.  We plan to continue to be disciplined in our capital commitment program, including preserving liquidity and continuing to pre-finance capital expenditures.  Therefore we do not foresee an immediate need to raise capital through new financings.  See “Items 1A. Risk Factors” in Part II of this Quarterly Report for a discussion of some of the risks associated with the continuing financial and credit crisis and worldwide economic downturn.

In addition, we are taking prudent actions to manage the Company during this period of disrupted financial markets, including seeking secure investments for our cash, monitoring the ability of our business counterparties (e.g., lenders, customers, vendors, insurers, joint venture partners and currency hedge institutions) to fulfill their obligations to the Company and our affiliates and assessing retirement plan investments and related funding requirements.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates.  Throughout fiscal year 2009, our primary foreign currency exposure has related to the euro, the British pound sterling and the Australian dollar.  The value of each of these currencies has deteriorated relative to the U.S. dollar causing a substantial reduction in our operating income during the three and nine months ended December 31, 2008.  For additional details, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Quarterly Report.

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
	(Unaudited)
	(In thousands)
Gross revenue:
Operating revenue	$236,464	$253,283	$681,186	$778,643
Reimbursable revenue	25,056	29,704	71,293	80,155
Total gross revenue	261,520	282,987	752,479	858,798
Operating expense:
Direct cost	169,704	176,038	475,416	551,404
Reimbursable expense	24,344	28,689	68,587	79,437
Depreciation and amortization	12,445	16,663	36,127	47,103
General and administrative	22,373	25,586	61,018	78,776
Gain on GOM Asset Sale	—	(37,780)	—	(37,780)
(Gain) loss on disposal of other assets	(4,094)	102	(3,921)	(5,865)
Total operating expense	224,772	209,298	637,227	713,075
Operating income	36,748	73,689	115,252	145,723
Earnings from unconsolidated affiliates, net of losses	3,725	(1,417)	11,233	8,277
Interest expense, net	(2,987)	(6,516)	(6,354)	(18,761)
Other income (expense), net	989	(1,522)	1,775	2,240
Income before provision for income taxes and minority interest	38,475	64,234	121,906	137,479
Provision for income taxes	(12,302)	(16,106)	(40,035)	(37,020)
Minority interest	61	(535)	(392)	(2,190)
Income from continuing operations	26,234	47,593	81,479	98,269
Loss from discontinued operations	(6,086)	—	(4,709)	(246)
Net income	$20,148	$47,593	$76,770	$98,023

Current Quarter Compared to Comparable Quarter

Our gross revenue increased to $283.0 million for the Current Quarter from $261.5 million for the Comparable Quarter, an increase of 8.2%.  The increase in gross revenue is primarily due to increases in rates and the addition of new aircraft and consolidation of Norsk effective October 31, 2008 ($19.1 million).  Our operating expense decreased to $209.3 million for the Current Quarter from $224.8 million for the Comparable Quarter, a decrease of 6.9%.  Our operating income for the Current Quarter increased to $73.7 million from $36.7 million for the Comparable Quarter and operating margin increased to 26.0% for the Current Quarter compared to 14.1% for the Comparable Quarter, primarily as a result of the following items:

•
The gain on the sale of 53 small aircraft, related inventory, spare parts and offshore fuel equipment in the U.S. Gulf of Mexico (the “GOM Asset Sale”) on October 30, 2008, which increased operating income by $37.8 million, income from continuing operations by $24.4 million and diluted earnings per share by $0.69.

•
The strengthening U.S. dollar and resulting changes in foreign currency exchange rates during the Current Quarter, which decreased operating income by $2.3 million, income from continuing operations by $2.5 million and diluted earnings per share by $0.07.

•
A decrease in our overall effective tax rate resulting from a $2.6 million benefit related to tax elections filed in the Current Quarter as part of an internal reorganization and the resolution of $1.4 million in uncertain tax positions, which increased income from continuing operations by $4.0 million and diluted earnings per share by $0.11.

Excluding the items discussed above, operating margin would have been 11.9% in the Current Quarter compared to 15.1% in the Comparable Quarter, and diluted earnings per share would have been $0.61 compared to $0.66 in the Comparable Quarter.  Additionally, as a result of shares issued in our June 2008 equity offering and private placement, diluted earnings per share in the Current Quarter was further reduced by $0.21.

Income from continuing operations for the Current Quarter of $47.6 million represents a $21.4 million increase from the Comparable Quarter due primarily to the items discussed above, partially offset by a decrease in earnings from unconsolidated affiliates (primarily in Norway, the U.K. and Mexico) and an increase in net interest expense during the Current Quarter.

Current Period Compared to Comparable Period

Our gross revenue increased to $858.8 million for the Current Period from $752.5 million for the Comparable Period, an increase of 14.1%.  The increase in gross revenue is primarily due to increases in rates, the addition of new aircraft and consolidation of Norsk effective October 31, 2008 ($19.1 million).  Our operating expense increased to $713.1 million for the Current Period from $637.2 million for the Comparable Period, an increase of 11.9%.  Our operating income for the Current Period increased to $145.7 million from $115.3 million for the Comparable Period and operating margin increased to 17.0% for the Current Period compared to 15.3% for the Comparable Period, primarily as a result of the following items:

•	The gain on GOM Asset Sale, which increased operating income by $37.8 million, income from continuing operations by $24.4 million and diluted earnings per share by $0.71.

•
The strengthening U.S. dollar and resulting changes in foreign currency exchange rates during the Current Period, which decreased operating income by $6.0 million, income from continuing operations by $2.5 million and diluted earnings per share by $0.07.

•
Hurricanes in the U.S. Gulf of Mexico during the Current Period, which resulted in a decrease in flight activity and an increase in costs, reducing operating income by $2.1 million, income from continuing operations by $1.8 million and diluted earnings per share by $0.05.

•
Expense recognized in the Current Period for a bad debt provision of $1.3 million in Europe and revenue recognized in the Current Period related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods in Europe of $3.4 million and Russia, a part of our Other International business unit, of $1.2 million.  Combined, these items increased operating income by $3.3 million, income from continuing operations by $2.3 million and diluted earnings per share by $0.07.

•
Decreases in operating results in Australia, part of our Southeast Asia business unit, which resulted in a reduction in operating income by $10.4 million, income from continuing operations by $7.4 million and diluted earnings per share by $0.22.

•
The restructuring of our ownership interests in affiliates in Mexico, part of our Latin America business unit, which resulted in several changes effective April 1, 2008, which increased operating income by $0.8 million, income from continuing operations by $3.7 million and diluted earnings per share by $0.11.

•
A decrease in our overall effective tax rate resulting from a $2.6 million benefit related to tax elections filed in the Current Quarter as part of an internal reorganization and the resolution of $2.1 million in uncertain tax positions, which increased income from continuing operations by $4.7 million and diluted earnings per share by $0.14.

Operating expense for the Current Period was reduced by $5.9 million in gains on disposal of other assets compared to $3.9 million in gains of disposal of other assets in the Comparable Period.  Additionally, the Comparable Period included a reversal of accrued costs of $1.0 million associated with the settlement of the SEC investigation, the reversal of $5.4 million in sales tax contingency in Nigeria and $2.0 million of contractual rate escalations on services performed in prior periods under contracts with our customers in Europe and a $1.8 million impairment charge related to inventory in EH Centralized Operations, which collectively increased operating income by $6.6 million, income from continuing operations by $4.4 million and diluted earnings per share by $0.14 in the Comparable Period.

Excluding the items discussed above, operating margin would have been 13.8% in the Current Period compared to 14.5% in the Comparable Period, and diluted earnings per share would have been $2.17 compared to $2.38 in the Comparable Period.  Additionally, as a result of shares issued in our June 2008 equity offering and private placement, diluted earnings per share in the Current Period was further reduced by $0.35.

Income from continuing operations for the Current Period of $98.3 million represents a $16.8 million increase from the Comparable Period.  This increase was driven by increases in operating income due primarily to the same factors that affected operating income, partially offset by an increase in interest expense during the Current Period.

Business Unit Operating Results

The following tables set forth certain operating information for the ten business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on April 1, 2008, the North America business unit was segregated into three separate business units:  U.S. Gulf of Mexico, Arctic and WH Centralized Operations.  Amounts presented below for the three and nine months ended December 31, 2007 have been restated to conform to current period presentation.  Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Flight hours (excludes Bristow Academy and unconsolidated affiliates):
U.S. Gulf of Mexico	33,431	25,553	107,920	98,083
Arctic	1,227	1,279	6,632	7,411
Latin America	10,417	15,228	32,594	36,758
Europe	11,625	13,241	33,940	33,812
West Africa	9,824	9,884	28,609	29,129
Southeast Asia	4,590	4,500	11,578	14,223
Other International	2,120	1,942	6,844	5,818
Consolidated total	73,234	71,627	228,117	225,234

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
	(In thousands)
Gross revenue:
U.S. Gulf of Mexico	$53,259	$53,695	$164,635	$177,695
Arctic	2,570	3,005	12,217	14,088
Latin America	16,476	20,707	49,463	59,964
WH Centralized Operations	1,438	3,134	3,413	8,303
Europe	95,100	102,477	271,916	296,210
West Africa	46,287	50,478	125,369	140,788
Southeast Asia	29,918	28,882	76,268	99,143
Other International	11,874	13,223	35,375	40,459
EH Centralized Operations	5,239	7,625	17,375	24,590
Bristow Academy	3,969	5,563	10,216	17,286
Intrasegment eliminations	(4,647)	(5,802)	(13,805)	(19,756)
Corporate	37	—	37	28
Consolidated total	$261,520	$282,987	$752,479	$858,798

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
	(In thousands)
Operating expense: (1)
U.S. Gulf of Mexico	$45,137	$44,974	$137,734	$152,722
Arctic	2,642	2,821	10,174	11,485
Latin America	12,648	14,566	38,050	42,795
WH Centralized Operations	2,309	5,643	2,922	10,584
Europe	74,405	86,137	214,751	240,425
West Africa	39,268	37,311	100,061	113,081
Southeast Asia	23,442	23,788	60,558	88,799
Other International	11,162	10,088	30,617	34,549
EH Centralized Operations	11,643	14,086	31,305	43,439
Bristow Academy	4,099	5,731	10,828	17,067
Intrasegment eliminations	(4,647)	(5,802)	(13,805)	(19,756)
Gain on GOM Asset Sale	—	(37,780)	—	(37,780)
(Gain) loss on disposal of other assets	(4,094)	102	(3,921)	(5,865)
Corporate	6,758	7,633	17,953	21,530
Consolidated total	$224,772	$209,298	$637,227	$713,075

Operating income:
U.S. Gulf of Mexico	$8,122	$8,721	$26,901	$24,973
Arctic	(72)	184	2,043	2,603
Latin America	3,828	6,141	11,413	17,169
WH Centralized Operations	(871)	(2,509)	491	(2,281)
Europe	20,695	16,340	57,165	55,785
West Africa	7,019	13,167	25,308	27,707
Southeast Asia	6,476	5,094	15,710	10,344
Other International	712	3,135	4,758	5,910
EH Centralized Operations	(6,404)	(6,461)	(13,930)	(18,849)
Bristow Academy	(130)	(168)	(612)	219
Gain on GOM Asset Sale	—	37,780	—	37,780
Gain (loss) on disposal of other assets	4,094	(102)	3,921	5,865
Corporate	(6,721)	(7,633)	(17,916)	(21,502)
Consolidated operating income	36,748	73,689	115,252	145,723
Earnings from unconsolidated affiliates	3,725	(1,417)	11,233	8,277
Interest income	3,697	1,087	9,781	5,739
Interest expense	(6,684)	(7,603)	(16,135)	(24,500)
Other income (expense), net	989	(1,522)	1,775	2,240
Income from continuing operations before provision for income taxes and minority interest	38,475	64,234	121,906	137,479
Provision for income taxes	(12,302)	(16,106)	(40,035)	(37,020)
Minority interest	61	(535)	(392)	(2,190)
Income from continuing operations	$26,234	$47,593	$81,479	$98,269

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Operating margin: (2)
U.S. Gulf of Mexico	15.3%	16.2%	16.3%	14.1%
Arctic	(2.8)%	6.1%	16.7%	18.5%
Latin America	23.2%	29.7%	23.1%	28.6%
Europe	21.8%	15.9%	21.0%	18.8%
West Africa	15.2%	26.1%	20.2%	19.7%
Southeast Asia	21.6%	17.6%	20.6%	10.4%
Other International	6.0%	23.7%	13.5%	14.6%
Bristow Academy	(3.3)%	(3.0)%	(6.0)%	1.3%
Consolidated total	14.1%	26.0%	15.3%	17.0%
__________

(1)	Operating expenses include depreciation and amortization in the following amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
	(In thousands)
U.S. Gulf of Mexico	$2,782	$3,050	$8,189	$8,952
Arctic	162	190	489	616
Latin America	977	2,264	2,891	6,218
WH Centralized Operations	137	169	409	418
Europe	4,403	5,899	12,020	15,799
West Africa	1,591	2,056	5,179	6,112
Southeast Asia	1,209	1,587	2,880	4,715
Other International	797	678	2,293	2,075
EH Centralized Operations	(18)	133	590	435
Bristow Academy	334	563	974	1,492
Corporate	71	74	213	271
Consolidated total	$12,445	$16,663	$36,127	$47,103

(2)	Operating margin is calculated as gross revenues less operating expenses divided by gross revenues.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

Gross revenue for U.S. Gulf of Mexico increased slightly to $53.7 million for the Current Quarter from $53.3 million for the Comparable Quarter.  Gross revenue increased, despite a decrease in flight hours, as a result of a favorable shift in the mix of aircraft type towards more medium and large aircraft in the Current Quarter driven by the sale of 53 small aircraft in the GOM Asset Sale on October 30, 2008, as medium and large aircraft earn higher rates than small aircraft.  Flight hours decreased from the Comparable Quarter to the Current Quarter as a result of the sale of the aircraft included in the GOM Asset Sale.  In connection with this sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we agreed to operate the aircraft included in the GOM Asset Sale until operational control is transferred to the buyer’s FAA operating certificate, which generated $1.8 million in revenue during the Current Quarter, partially offsetting the loss of revenue from the sale of the aircraft.

Operating expense for U.S. Gulf of Mexico remained mostly unchanged at $45.0 million for the Current Quarter compared to $45.1 million for the Comparable Quarter.  Operating expense was impacted by a reduction in maintenance costs resulting from lower flight hours related to the sale of the 53 aircraft included in the GOM Asset Sale and from a decrease in insurance expense resulting from a lower level of claims during the current fiscal year through December 31, 2008, partially offset by higher compensation costs.  Additionally, we continued to incur higher operating costs in the Current Quarter as a result of the hurricanes during the three months ended September 30, 2008.  Of the four bases damaged by hurricane Ike (Galveston, Intracoastal City, Creole and Sabine Pass), Intracoastal City and Creole are currently fully operational.  We continue to redirect our Galveston base business to other bases along the U.S. Gulf of Mexico resulting in additional lease and other expenses.  We are working to rebuild the Galveston base.  Primarily as a result of the favorable shift in the mix of aircraft type utilized, the operating margin for this business unit increased to 16.2% for the Current Quarter from 15.3% for the Comparable Quarter.

The GOM Asset Sale resulted in a pre-tax gain of $37.8 million or $0.69 per diluted share after tax, which is recorded in gain on GOM Asset Sale in our condensed consolidated statement of income.  We essentially recover our costs under the TSA, which is expected to be completed in the March 2009 quarter.  Excluding the revenue and costs from the TSA, our operating margin would have been 16.7% in the Current Quarter.

We employ approximately 250 active pilots in our U.S. Gulf of Mexico and Arctic operations who are represented by the Office and Professional Employees International Union (“OPEIU”) under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on October 31, 2008 with an October 4, 2008 effective date.  The two-and-a-half year agreement includes annual pilot wage increases of 6% beginning on October 4, 2008 and improvements to other benefits.  We are increasing the rates we charge customers to recover this and other cost increases.

Arctic

Our Arctic business unit includes our operations in Alaska, where we are a major supplier of helicopter services to the oil and gas industry including the TransAlaska pipeline.

Gross revenue for Arctic increased to $3.0 million for the Current Quarter from $2.6 million for the Comparable Quarter due to an increase in rates while flight hours remained consistent during the Current Quarter versus the Comparable Quarter.  As in prior years, business volume during the March 2009 quarter is expected to be seasonally low due to inclement weather.

Operating expense for Arctic increased to $2.8 million for the Current Quarter from $2.6 million for the Comparable Quarter due to increased salaries and benefits.  The operating margin for this business unit improved to 6.1% for the Current Quarter versus a negative 2.8% for the Comparable Quarter as a result of the increase in rates.

Latin America

Gross revenue for Latin America increased to $20.7 million for the Current Quarter from $16.5 million for the Comparable Quarter, primarily due to the reorganization of our Mexico operations effective April 1, 2008, including a $4.2 million impact on gross revenue from the consolidation of Rotorwing Leasing Resources, L.L.C. (“RLR”) and recognition of revenue on an accrual basis, and additional contracts in Mexico, that commenced in September 2008 as discussed below.  This increase was partially offset by lower revenue in Trinidad resulting from reduced flight hours.

Operating expense for Latin America increased to $14.6 million for the Current Quarter from $12.6 million for the Comparable Quarter, primarily due to a $2.0 million effect from the consolidation of RLR effective April 1, 2008, partially offset by a decrease in expenses (fuel, freight and customs fees) in Trinidad due to reduced flight activity.  The operating margin for this business unit increased to 29.7% for the Current Quarter from 23.2% for the Comparable Quarter primarily due to the transition from recognition of certain revenue in Mexico on the cash basis in the Comparable Quarter to the accrual basis beginning April 1, 2008, and the addition of new contracts in Mexico.

In July 2008, our 24%-owned unconsolidated affiliate in Mexico, Heliservicio Campeche S.A. de C.V. (“Heliservicio”), was awarded a five-year contract for ten medium helicopters by Petróleos Mexicanos (“PEMEX”).  The contract start date was September 17, 2008 and the total revenue over the term of the contract is estimated at $150 million.  This new contract replaced a previous contract for three helicopters.  In March 2008, Heliservicio was awarded a five-year contract for five medium and two small helicopters with PEMEX.  Additionally, Heliservicio signed a three-year contract extension to lease and operate eight medium helicopters for the Comision Federal de Electricidad, the national power supplier of Mexico.  Eleven of the aircraft operated by Heliservicio are leased from RLR, our consolidated subsidiary.  As a result of working capital and other cash requirements to commence operations on these contracts, Heliservicio’s payment of billings for aircraft leased from RLR and other consolidated subsidiaries has been delayed.  We will continue to monitor the cash flow for Heliservicio to verify the collectibility of our billings and the appropriateness of accrual accounting.

During the September 2008 quarter, we purchased two medium aircraft for $14.5 million which were leased to Heliservicio for use in their operations.  In January 2009, we sold these aircraft for the same price to a third party leasing company that leases these aircraft to Heliservicio.

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

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, increased to $3.1 million for the Current Quarter from $1.4 million for the Comparable Quarter as a result of an increase in part and work order sales.

Operating expense increased to $5.6 million for the Current Quarter from $2.3 million for the Comparable Quarter, primarily due to increases in cost of part sales and other costs that are managed centrally by WH Centralized Operations and not allocated to the other Western Hemisphere business units (including management salaries and information technology costs), and an increase in maintenance expense, which was primarily driven by the timing of maintenance for certain of our medium aircraft.  The increase in these other costs and in maintenance expense resulted in a $1.6 million decrease in operating income from this business unit compared to the Comparable Quarter.

Europe

Gross revenue for Europe increased to $102.5 million for the Current Quarter from $95.1 million for the Comparable Quarter resulting primarily from $19.1 million in additional revenue (net of eliminations) from the consolidation of Norsk effective October 31, 2008.  Revenue also increased in the Current Quarter as a result of out-of-pocket costs rebilled to our customers (reimbursable revenue), billings to our customers for increased fuel costs and increased rates under new and existing contracts, which was partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound during the Current Quarter, reduced flight hours in the North Sea and reduced search and rescue work.  We previously provided search and rescue services for the U.K. Maritime Coastguard Agency (“MCA”).  The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008.  In the Comparable Quarter, we generated $4.8 million in revenue and incurred $3.1 million in operating expense associated with the MCA, but none in the Current Quarter. We sold one of the search and rescue aircraft in January 2008 and three additional aircraft during the three months ended September 30, 2008.  Two of the remaining aircraft are employed in Den Helder, Netherlands in support of another search and rescue contract.

Operating expense for Europe increased to $86.1 million for the Current Quarter from $74.4 million for the Comparable Quarter, primarily due to the consolidation of Norsk, a bad debt provision of $1.3 million for a customer that went into receivership, and increases in reimbursable costs, depreciation (resulting from changes in the mix of aircraft) and other costs (including training, freight and travel).  This was partially offset by a decrease in costs due to exchange rate changes, a decrease in insurance expense resulting from a lower level of claims during the current fiscal year through December 31, 2008, a decrease in maintenance expense driven by the decrease in flight hours in the North Sea and the reduction in search and rescue work discussed above.  Additionally, costs for Europe were also decreased by a shifting of certain costs to be managed centrally by EH Centralized Operations.  As a result of the loss of the higher margin search and rescue work, the consolidation of Norsk (which earned lower operating margins than the remainder of the Europe business unit) and the bad debt provision of $1.3 million, operating margin for Europe decreased to 15.9% for the Current Quarter from 21.8% for the Comparable Quarter.

During the three months ended September 30, 2008, we completed negotiations with unions representing our pilots and engineers in the U.K.  New labor rates were effective for ground staff retroactive to July 1, 2008 and expiring June 30, 2011.  Annual labor rates for ground staff will increase 5.2% in the first year and 4.2% in each of the second and third years.  New labor rates for pilots were effective on September 1, 2008 and expiring August 31, 2011, and provided for annual labor rate escalations of 5.7% in the first year and the higher of 4.2% or the retail price index in each of the second and third years.  We accrued for retroactive labor rate increases in the prior quarters.  Through our agreed escalation clauses in our commercial contracts, we anticipate increasing the rates we charge customers to recover this and other cost increases.

On October 31, 2008, we acquired the remaining 51% interest in Norsk from our partners in exchange for our 49% ownership interest in Norsk’s subsidiary, Lufttransport AS, and $5.1 million.  Simultaneously with the acquisition, we recapitalized Norsk by contributing $24.6 million in equity which Norsk used to repay a portion of its debt.  We now own 100% of Norsk and consolidate this entity effective October 31, 2008, including $18.8 million of remaining debt as of December 31, 2008.  Norsk, excluding Lufttransport AS, generated $133.9 million of revenue, $4.8 million of operating income and $3.1 million of net income for the year ended December 31, 2007.  Our Europe business unit for fiscal year 2008 generated $13.5 million in revenue from leasing aircraft to Norsk.  Revenue from intercompany leasing has been eliminated in consolidation beginning October 31, 2008.

We have three different union agreements with various Norsk employees: engineers, pilots and support staff.  The annual pay increases provided in these agreements range from 5.7% to approximately 10%.

In July 2008, Norsk was awarded a new contract by StatoilHydro ASA and ENI Norge AS that we expect to commence on June 1, 2009.  The total value of the contract is approximately NOK 1.4 billion ($244 million), including option periods.  The contract has a duration of six years plus three one-year options and requires two new, large helicopters which will perform crew change services and 24-hour search and rescue services.

We have begun to integrate Norsk into our Europe business unit, including administrative and operating activities.  The future operating results and operating margins for Europe, including Norsk, are expected to improve from this integration as well as a result of the new contract discussed above, partially offset by increased labor costs under the five union agreements.

West Africa

Gross revenue for West Africa increased to $50.5 million for the Current Quarter from $46.3 million for the Comparable Quarter, primarily as a result of new contracts and increased rates under our contracts with major customers in Nigeria while flight hours remained relatively flat.

Operating expense for West Africa decreased to $37.3 million for the Current Quarter from $39.3 million for the Comparable Quarter.  The decrease was primarily a result of lower salaries and benefits and maintenance costs as well as the impact of exchange rates due to the strengthening of the U.S. dollar.  During the Comparable Quarter, $2.5 million of retroactive compensation costs applicable to prior quarters in fiscal year 2008 were recorded as a result of the completion of annual union negotiations.  Operating margin for West Africa increased to 26.1% for the Current Quarter from 15.2% for the Comparable Quarter, primarily as a result of increased rates and a decrease in compensation costs.  Excluding the impact of exchange rate changes, operating margin for West Africa was 19.1% for the Current Quarter.

The annual contract negotiations with the unions in Nigeria were concluded in December 2008. We came to an agreement with the junior and senior staff union of a 5% pay increase from April 1, 2008 to March 31, 2009.  We anticipate that we will increase certain benefits for union personnel as a result of these negotiations.  We also experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Southeast Asia

Gross revenue for Southeast Asia decreased to $28.9 million in the Current Quarter from $29.9 million for the Comparable Quarter.  Australia’s flight activity and revenue decreased 3.3% and 5.7%, respectively, from the Comparable Quarter, primarily due to contract delays and the weakening of the Australian dollar, offset partially offset by new contacts and rate increases.  Malaysia’s revenue increased by $0.5 million as a result of increased flight activity and additional charges for spares and personnel to customers.

Operating expense increased slightly to $23.8 million for the Current Quarter from $23.4 million for the Comparable Quarter as a result of costs associated with unserviceable aircraft and increased non-revenue flight activity from the Comparable Quarter, partially offset by the impact of the weakening Australian dollar.  Operating expense increased more than revenue during the Current Quarter as a result of increased salaries and benefits.  Operating margin in Southeast Asia decreased to 17.6% for the Current Quarter from 21.6% for the Comparable Quarter as a result of decreased revenue from contract delays while operating costs increased slightly.

Other International

Gross revenue for Other International increased to $13.2 million for the Current Quarter from $11.9 million for the Comparable Quarter, primarily due to commencing operations in Libya and Ghana, which were partially offset by decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of no aircraft in the Current Quarter versus two aircraft in the Comparable Quarter).

Operating expense decreased to $10.1 million for the Current Quarter from $11.2 million for the Comparable Quarter.  The decrease in operating expense is primarily due to the impact of exchange rate changes and a decrease in costs in Russia, Kazakhstan and Egypt, partially offset by increases due to entry into Libya and Ghana.  The impact of exchange rate changes and other decreases in operating expense resulted in an increase in operating margin for Other International to 23.7% for the Current Quarter from 6.0% for the Comparable Quarter.  Excluding the impact of exchange rate changes, operating margin for Other International was 16.4%.

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

Gross revenue for EH Centralized Operations increased to $7.6 million for the Current Quarter from $5.2 million for the Comparable Quarter as a result of an expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit, which increased the intercompany charges to the other Eastern Hemisphere business units, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound sterling during the Current Quarter.

Operating expense increased to $14.1 million for the Current Quarter from $11.6 million for the Comparable Quarter, primarily due to an increase in maintenance costs and the expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit.  We anticipate the higher maintenance costs will continue for the next several quarters.  Operating expense in the Comparable Quarter was increased by $1.8 million in impairment charges on inventory held for search and rescue configured aircraft.  Operating loss for EH Centralized operations remained mostly flat at $6.5 million for the Current Quarter compared to $6.4 million for the Comparable Quarter.  Excluding the impact of exchange rate changes in the Current Quarter and the impairment charge on inventory in the Comparable Quarter, operating loss would have been $4.1 million for the Current Quarter compared to $4.6 million for the Comparable Quarter.

Bristow Academy

Gross revenue for Bristow Academy increased to $5.6 million for the Current Quarter from $4.0 million for the Comparable Quarter as a result of additional training hours under military contracts.

 Operating expense increased to $5.7 million for the Current Quarter from $4.1 million for the Comparable Quarter, primarily due to increased business volume and increased salaries.  As a result of the expansion of Bristow Academy since the Comparable Quarter, the operating loss for the Current Quarter was basically unchanged from the Comparable Quarter.  During the Current Quarter, approximately 50 pilots graduated from Bristow Academy; we hired 8 graduates as instructors at Bristow Academy and 12 graduates as pilots (mostly former instructors) into our other business units.  The primary strategic value to the Company from this business is the supply of pilots for use in our global operations.

Corporate

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased by $0.9 million over the Comparable Quarter primarily due to the addition of corporate personnel and an overall increase in salaries and benefits and professional fees.

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased to a loss of $1.4 million during the Current Quarter compared to income of $3.7 million in the Comparable Quarter, due to decreases in equity earnings from Norsk of $3.9 million (effective October 31, 2008, we consolidate Norsk), FBH of $0.5 million (primarily due to disposition of an aircraft in the Comparable Quarter) and $0.6 million in equity losses from our investment in Heliservicio.  See further details on Norsk in Note 3 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Interest Expense, Net

Interest expense, net of interest income, increased to $6.5 million during the Current Quarter compared to $3.0 million during the Comparable Quarter, primarily due to additional interest expense of $1.3 million associated with the 3% Convertible Senior Notes issued in June 2008 and the portion of the 7 ½% Senior Notes issued in November 2007.  Also, interest income was lower during the Current Quarter versus the Comparable Quarter as a result of our shift in cash from higher yielding investments to lower yielding investments in response to global financial market conditions (see further discussion in “Liquidity and Capital Resources —  Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report).

Other Income (Expense), Net

Other income (expense), net, for the Current Quarter was an expense of $1.5 million compared to income of $1.0 million for the Comparable Quarter, resulting from foreign currency transaction losses in the Current Quarter compared to gains in the Comparable Quarter.  Foreign currency transaction losses for the Current Quarter primarily resulted from the impact of the strengthening U.S. dollar against the Nigerian Naira on the revaluation of Nigerian Naira intercompany receivable balances on the books of a subsidiary with a U.S. dollar functional currency and the strengthening euro against the British pound sterling on the revaluation of euro-denominated obligations on the books of a subsidiary with a British pound sterling functional currency.  For further details on foreign currency transaction losses, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Taxes

Our effective income tax rates from continuing operations were 32.0% and 25.1% for the Comparable Quarter and Current Quarter, respectively.  Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.  The reduction in the effective tax rate was primarily related to the reduction in the U.K. corporation income tax rate to 28% and changes in our organizational structure completed on April 1, 2008.

The overall tax rate was impacted by a $2.6 million benefit related to tax elections filed in the Current Quarter as part of an internal reorganization and the resolution of $1.4 million in uncertain tax positions.  Excluding these benefits, as well as the impact of the taxes associated with the GOM Asset Sale, our overall effective tax rate for the Current Quarter was 25.5%.  For further details on the internal reorganization, see Note 8 in the "Notes to Condensed Consolidated Financial Statements" included elsewhere in this Quarterly Report.

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft.  The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years.  In the Current Quarter, this transaction resulted in a $0.7 million reduction in our consolidated provision for income taxes.

Minority Interest

Minority interest expense for the Current Quarter was $0.5 million compared to less than $0.1 million in income for the Comparable Quarter.  The increase in minority interest expense is due to increases in income from our Russian subsidiary resulting in a $0.3 million increase in minority interest expense and minority interest of $0.2 million during the Current Quarter due to the consolidation of RLR effective April 1, 2008.  See Note 3 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Discontinued operations

Discontinued operations for the Comparable Quarter incurred $6.1 million after-tax loss.  We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.  The loss for the Comparable Quarter is due to taxes associated with non-deductible goodwill of $5.2 million recorded in the provision for income taxes on discontinued operations on our condensed consolidated statement of income, as well as $2.0 million in transaction expenses partially offset by the $0.5 million gain on sale and $0.1 million pre-sale operating income.

Current Period Compared to Comparable Period

U.S. Gulf of Mexico

Gross revenue for U.S. Gulf of Mexico increased to $177.7 million for the Current Period from $164.6 million for the Comparable Period.  The increase in gross revenue is primarily due to an increase in billings to our customers for fuel costs, a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft in the Current Period partially driven by the sale of 53 small aircraft in the GOM Asset Sale on October 30, 2008, as medium and large aircraft earn higher rates than small aircraft.  This increase was offset by the negative impact of hurricanes in the Gulf of Mexico during the Current Period as well as a decrease in flight hours resulting from the sale of the aircraft included in the GOM Asset Sale.  We generated $1.8 million in revenue from the TSA as a result of operating the aircraft included in the GOM Asset Sale until the operational control is transferred to the buyer’s FAA operating certificate, which partially offset the loss of revenue from the sale of the aircraft.

Operating expense for U.S. Gulf of Mexico increased to $152.7 million for the Current Period from $137.7 million for the Comparable Period.  Due to the fact that some of our bases were damaged by hurricanes in the Current Period, we incurred higher than normal operating costs such as unreimbursed property expenses and evacuation and redeployment expenses.  Also contributing to increases in operating expenses were increases in salaries and allocations of maintenance costs from WH Centralized Operations.  Primarily as a result of these increased costs, the operating margin for this business unit decreased to 14.1% for the Current Period from 16.3% for the Comparable Period.

For discussion of additional matters related to operations in the U.S. Gulf of Mexico, see “— Current Quarter Compared to Comparable Quarter — U.S. Gulf of Mexico” included elsewhere in this Quarterly Report.

Arctic

Gross revenue for Arctic increased to $14.1 million for the Current Period from $12.2 million for the Comparable Period due to an increase in ad hoc flying.  Flight hours increased 11.7% in the Current Period from the Comparable Period.

Operating expense for Arctic increased to $11.5 million for the Current Period from $10.2 million for the Comparable Period.  The operating margin for this business unit increased to 18.5% for the Current Period versus 16.7% for the Comparable Period as a result of revenue from increased ad hoc flying relative to the increase in costs.

Latin America

Gross revenue for Latin America increased to $60.0 million for the Current Period from $49.5 million for the Comparable Period, primarily due to the $11.4 million impact on gross revenue from the consolidation of RLR effective April 1, 2008 and additional contracts in Mexico that commenced in September 2008.  This increase was partially offset by lower revenue in Brazil as we were operating five fewer aircraft in that market versus the Comparable Period and lower revenue in Trinidad as a result of reduced flight hours.

Operating expense for Latin America increased to $42.8 million for the Current Period from $38.1 million for the Comparable Period, primarily due to the $4.9 million effect of the consolidation of RLR effective April 1, 2008.  This was partially offset by lower operating expense in Brazil due to the operation of fewer aircraft.  Primarily as a result of the impact of the reorganization of our Mexico operations, the operating margin for this business unit increased to 28.6% for the Current Period from 23.1% for the Comparable Period.

For discussion of additional matters related to operations in Latin America, see “— Current Quarter Compared to Comparable Quarter — Latin America” included elsewhere in this Quarterly Report.

WH Centralized Operations

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, increased to $8.3 million for the Current Period from $3.4 million for the Comparable Period as a result of increased part sales activity.

Operating expense increased to $10.6 million for the Current Period from $2.9 million for the Comparable Period, primarily due to increases in costs of part sales and other costs that are managed centrally by WH Centralized Operations and not allocated to the other Western Hemisphere business units (including management salaries and information technology costs).  The increase in these other costs resulted in a $2.8 million decrease in operating income from this business unit compared to the Comparable Period.

Europe

Gross revenue for Europe increased to $296.2 million for the Current Period from $271.9 million for the Comparable Period, primarily as a result of the consolidation of Norsk effective October 31, 2008 ($19.1 million), increases in out-of-pocket costs rebilled to our customers (reimbursable revenue), additional aircraft in this market, billings to our customers for fuel costs and increased rates under new and existing contracts, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound during the Current Period and by reduced search and rescue work under the contract with the MCA.  Additionally, the Current Period included $3.4 million in revenue related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods.  The Comparable Period included similar revenue associated with contractual rate escalations for services performed in prior periods totaling $2.0 million.  In connection with the contract with the MCA, we had $1.4 million and $20.9 million in revenue and $0.9 million and $13.6 million in operating expense associated with this contract for the Current Period and Comparable Period, respectively.  For additional information relating to the contract with MCA, see “— Current Quarter Compared to Comparable Quarter — Europe” included elsewhere in this Quarterly Report.

Operating expense for Europe increased to $240.4 million for the Current Period from $214.8 million for the Comparable Period, primarily due to the consolidation of Norsk, increases in reimbursable costs, a bad debt provision of $1.3 million for a customer that went into receivership, fuel costs (which are generally rebilled to our customers), allocations of overhead costs, depreciation (resulting from changes in the mix of aircraft), pension costs and other costs (including training, freight and travel), partially offset by the impact of exchange rate changes, reduced third party lease and search and rescue work costs.  Additionally, costs for Europe were also decreased by a shifting of certain costs to be managed centrally by EH Centralized Operations.  As a result of the loss of the higher margin search and rescue contract and the consolidation of Norsk (which earned lower operating margins than the remainder of the Europe business unit), operating margin for Europe decreased to 18.8% for the Current Period from 21.0% for the Comparable Period.

For discussion of additional matters related to the Europe business unit, see “— Current Quarter Compared to Comparable Quarter — Europe” included elsewhere in this Quarterly Report.

West Africa

Gross revenue for West Africa increased to $140.8 million for the Current Period from $125.4 million for the Comparable Period, primarily as a result of increased rates under our contracts with major customers in Nigeria and a general increase in flight activity in this market over the Comparable Period, partially offset by reduced flying activity due to disruptions to our customers’ business from civil unrest and decreased reimbursable revenue.

Operating expense for West Africa increased to $113.1 million for the Current Period from $100.1 million for the Comparable Period.  The increase was primarily a result of increases in various operating expenses, including freight, training and travel, and increased local taxes in the Current Period offset by decreases in maintenance costs and salaries and benefits.  Operating margin for West Africa decreased slightly to 19.7% for the Current Period from 20.2% for the Comparable Period, primarily as a result of the reversal of the $5.4 million in sales tax contingency in Nigeria during the Comparable Period.  Excluding the reversal of the accrual for sales tax contingency, our operating margin for the Comparable Period would have been 15.9%.  Additionally, changes in exchange rates in the Current Period resulted in an increase in both revenue and operating expense.  Excluding the impact of exchange rate changes, operating margin was 18.0% for the Current Period.

For discussion of additional matters related to the West Africa operations, see “— Current Quarter Compared to Comparable Quarter — West Africa” included elsewhere in this Quarterly Report.

Southeast Asia

Gross revenue for Southeast Asia increased to $99.1 million in the Current Period from $76.3 million for the Comparable Period, primarily due to higher revenue in Australia and Malaysia.  Australia’s flight activity and revenue increased 8.8% and 22.0%, respectively, from the Comparable Period, primarily due to the addition of aircraft to this market and rate increases since the Comparable Period.  Malaysia’s revenue increased by $7.3 million as a result of the addition of aircraft since the Comparable Period.  Although higher than the Comparable Period, revenue in Australia was lower than expected as a portion of our fleet did not generate revenue during the Current Period as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

Operating expense increased to $88.8 million for the Current Period from $60.6 million for the Comparable Period as a result of costs associated with the increase in activity from the Comparable Period.  Operating expense increased more than revenue during the Current Period as a result of:

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

As a result of the increase in costs and the taxes related to prior periods coupled with a portion of our fleet not generating revenue during the Current Period, operating margin in Southeast Asia decreased to 10.4% for the Current Period from 20.6% for the Comparable Period.

Other International

Gross revenue for Other International increased to $40.5 million for the Current Period from $35.4 million for the Comparable Period, primarily due to increased revenue in Russia (which primarily resulted from $1.2 million in escalation charges agreed to by a customer in Russia in the Current Period and increased rates), Ghana (entry into the market), Turkmenistan (as a result of a new short-term contract) and Mauritania (due to changes in aircraft operated in this market), partially offset by decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of one less aircraft in the Current Period) and Libya (as we briefly exited this market and returned).

Operating expense increased to $34.5 million for the Current Period from $30.6 million for the Comparable Period.  The increase in operating expense is primarily due to an increase in costs as a result of commencing operations in Ghana, costs to mobilize an aircraft back to Libya, and an increase in costs in Kazakhstan resulting from higher maintenance costs in the Current Period and the inclusion of a bad debt provision release in the Comparable Period.  These increases were partially offset by a reduction in activities in Egypt and the impact of changes in exchange rates in the Current Period, which resulted in an increase in operating margin for Other International to 14.6% for the Current Period from 13.5% for the Comparable Period.  Excluding the impact of changes in exchange rates, operating margin was 11.8% for the Current Period.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $24.6 million for the Current Period from $17.4 million for the Comparable Period as a result an expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit, which increased the intercompany charges to the other Eastern Hemisphere business units, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound sterling during the Current Period.

Operating expense increased to $43.4 million for the Current Period from $31.3 million for the Comparable Period, primarily due to an increase in maintenance costs (primarily resulting from an overall increase in heavy maintenance activity, the impact of changes in the euro to U.S. dollar exchange rate as a portion of our third party maintenance contracts are denominated in euros and a charge taken during the Current Period to reduce the carrying value of obsolete inventory) and the expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit.  Operating expense in the Comparable Period was increased by $1.8 million in impairment charges on inventory held for search and rescue configured aircraft. Operating loss for EH Centralized operations was $18.8 million in the Current Period compared to $13.9 million in the Comparable Period.  This increased loss was driven by an $8.2 million impact from exchange rate changes during the Current Period.

Bristow Academy

Gross revenue for Bristow Academy increased to $17.3 million for the Current Period from $10.2 million for the Comparable Period as a result of the expansion of the Global Training division through the acquisition of Vortex Helicopters Inc. in November 2007 and additional training hours under military contracts.

 Operating expense increased to $17.1 million for the Current Period from $10.8 million for the Comparable Period, primarily due to increased business volume.  As a result of the expansion of Bristow Academy since the Comparable Period, operating margin improved to 1.3% for the Current Period from a negative 6.0% in the Comparable Period.  During the Current Period, approximately 150 pilots graduated from Bristow Academy; we hired 41 graduates as instructors at Bristow Academy and 33 graduates as pilots (mostly former instructors) into our other business units.

Corporate

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased by $3.6 million over the Comparable Period primarily due to the addition of corporate personnel and an overall increase in salaries and benefits and professional fees.  Additionally, during the Comparable Period, we reversed $1.0 million of previously accrued settlement costs in connection with our settlement of the investigation with the SEC in the Comparable Period (see further discussion of the Internal Review and SEC investigation in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report).

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates decreased to $8.3 million during the Current Period compared to $11.2 million in the Comparable Period, primarily due to $1.4 million in equity losses from our investment in Heliservicio (we previously accounted for this investment at cost) and a $4.8 million decrease in equity earnings from unconsolidated affiliates in the Eastern Hemisphere, partially offset by collection of past due receivables by RLR (see discussion in Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report), which resulted in a $3.6 million increase in earnings from unconsolidated affiliates during the Current Period.

Interest Expense, Net

Interest expense, net of interest income, increased to $18.8 million during the Current Period compared to $6.4 million during the Comparable Period, primarily due to additional interest expense of $8.6 million associated with the 3% Convertible Senior Notes issued in June 2008 and the 7 ½% Senior Notes issued in June and November 2007.  Also, interest income was lower during the Current Period versus the Comparable Period as a result of our shift in cash from higher yielding investments to lower yielding investments in response to the current condition of global financial markets (see further discussion in “Liquidity and Capital Resources —  Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report).

Other Income (Expense), Net

Other income (expense), net, for the Current Period was $2.2 million compared to $1.8 million for the Comparable Period, primarily resulting from $1.4 million in gains realized through the Mexico Reorganization and $0.5 million in foreign currency transaction gains.  Foreign currency gains during the Current Period are the result of gains generated on U.S. dollars held by a subsidiary of ours with a British pound sterling functional currency as a result of a lease transaction in the Current Period.  For further details on the lease transaction, see Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  These gains were partially offset by foreign currency transaction losses for the Current Period primarily resulting from the impact of the strengthening U.S. dollar against the Nigerian Naira on the revaluation of Nigerian Naira intercompany receivable balances on the books of a subsidiary with a U.S. dollar functional currency and the strengthening euro against the British pound sterling on the revaluation of euro-denominated obligations on the books of a subsidiary with a British pound sterling functional currency.  The gain in the Comparable Period primarily represents foreign currency transaction gains.  See a discussion of the Mexican Reorganization in Note 3 and foreign currency transactions in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Taxes

Our effective income tax rates from continuing operations were 32.8% and 26.9% for the Comparable Period and Current Period, respectively.  Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.  The reduction in the effective tax rate was primarily related to the reduction in the U.K. corporation tax rate to 28% and changes in our organizational structure completed on April 1, 2008.

The overall effective tax rate for the Current Period was impacted by a $2.6 million benefit related to tax elections filed in the Current Quarter as part of our overall tax restructuring initiatives and the resolution of $2.1 million in uncertain tax positions.  Excluding these benefits, as well as the impact of the GOM Asset Sale, our overall effective tax rate for the Current Quarter was 28.5%.  For further details on the internal reorganization, see Note 8 in the "Notes to Condensed Consolidated Financial Statements" included elsewhere in this Quarterly Report.

Minority Interest

Minority interest expense for the Current Period was $2.1 million compared to $0.4 million for the Comparable Period.  The increase in minority interest expense is due to increases in income from our Russian subsidiary and minority interest of $0.6 million during the Current Period due to the consolidation of RLR effective April 1, 2008.  See Note 3 in the “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Discontinued operations

Discontinued operations for the Current Period incurred $0.2 million after-tax loss compared to $4.7 million after-tax loss generated in the Comparable Period.  The $0.2 million after-tax loss during the Current Period resulted from purchase price adjustments from the sale of Grasso.  The loss for the Comparable Period is due to taxes associated with non-deductible goodwill of $5.2 million recorded in the provision for income taxes on discontinued operations on our condensed consolidated statement of income, as well as $2.0 million in transaction expenses partially offset by the $0.5 million gain on sale and $2.2 million pre-sale operating income.  For additional information on discontinued operations, see “— Current Quarter Compared to Comparable Quarter — Discontinued Operations” included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $103.9 million during the Current Period compared to $57.8 million during the Comparable Period.  Changes in non-cash working capital used $22.3 million in cash flows from operating activities for the Current Period compared to $61.2 million in the Comparable Period.  Additionally, during the Current Period dividends received in excess of earnings from unconsolidated affiliates generated $12.7 million more in cash flow versus the Comparable Period as a result of the dividend payments received from an unconsolidated affiliate.  These increases were offset by decreases in accrued liabilities due to cash paid for bonuses and accrued wages, benefits and related taxes in the Current Period versus the Comparable Period.

Investing Activities

Cash flows used in investing activities were $316.9 million and $264.6 million for the Current Period and Comparable Period, respectively, primarily for capital expenditures as follows:

	Nine Months Ended December 31,
	2007	2008
Number of aircraft delivered:
Small	3	4
Medium	14	11
Large	6	9
Fixed wing	1	—
Training	5	4
Total aircraft	29	28

Capital expenditures (in thousands):
Aircraft and related equipment	$278,715	$383,351
Other	10,132	4,656
Total capital expenditures	$288,847	$388,007

During the Current Period, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed in additional detail in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report) for a total of $339.7 million.  Also during the Current Period, we spent an additional $43.6 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.  During the Comparable Period, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods for a total of $188.9 million.  Also, during the Comparable Period, we spent $20.1 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations.

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico in the GOM Asset Sale for $65 million resulting in a pre-tax gain of $37.8 million.  See Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  This sale of assets is a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.

In addition to the GOM Asset Sale, during the Current Period we received proceeds of $21.7 million primarily from the disposal of 12 aircraft and certain other equipment, which together resulted in a net gain of $6.3 million. Also, during the Current Period we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.  During the Comparable Period, we received proceeds from the disposal of 11 aircraft and certain other equipment, resulting in a gain of $4.4 million.  Separately, we incurred a total loss on one medium aircraft in a crash in Nigeria, a total loss on two small aircraft in the Gulf of Mexico involved in flight accidents and a total loss from storm damage to one medium aircraft, resulting in a net loss on asset disposals of $0.5 million.  All of these losses were insured.

Due to the significant investment in aircraft made in both the Current and Comparable Periods, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2010.  Through December 31, 2008, we had also incurred $20.6 million towards investments in various infrastructure enhancements, including aircraft facilities, training centers and technology.

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

Financing Activities

Cash flows provided by financing activities were $306.1 million during the Current Period compared to $334.3 million during the Comparable Period.  During the Current Period, cash was provided by our issuance of the 3% Convertible Senior Notes resulting in net proceeds of $111.2 million, by our issuance of 4,996,900 shares of common stock in a public offering and private placement in June 2008 resulting in net proceeds of $224.2 million and by our receipt of proceeds of $1.1 million from the exercise of options to acquire shares of our Common Stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $9.5 million and the repayment of debt totaling $21.0 million.  This includes our repayment of $10.8 million of Norsk debt during the Current Quarter and payment of $3.5 million to acquire Severn.  See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the 3% Convertible Senior Notes.  See Note 10 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the issuance of the Common Stock.  See Note 3 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the acquisitions of Norsk and Severn.

During the Comparable Period, cash was provided by our issuance of the 7 ½% Senior Notes resulting in net proceeds of $344.8 million and by our receipt of proceeds of $5.2 million from the exercise of options to acquire shares of our common stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $9.5 million and the repayment of debt totaling $8.2 million.

Future Cash Requirements

Debt Obligations

As of December 31, 2008, total debt was $747.3 million, of which $6.0 million was classified as current.  Our outstanding debt obligations are described in Note 5 in the “Notes to Consolidated Financial Statements” in the fiscal year 2008 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Capital Commitments

We expect to make capital expenditures over the next five fiscal years to purchase additional aircraft.  As of December 31, 2008, we had 31 aircraft on order and options to acquire an additional 47 aircraft.  As of December 31, 2008, future payments associated with these aircraft totaled $298.4 million and $803.1 million for those aircraft under commitments and options, respectively.  See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Period.

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

Pension Plan — As of December 31, 2008, we had recorded on our balance sheet a $93.7 million pension liability related to Bristow Helicopters Group Limited (a wholly-owned subsidiary of Bristow Aviation Holdings Limited) pension plan.  For further details on the pension plan, see Note 8 “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report.  We obtain an actuarial report annually on March 31 to analyze the plan funded status and determine if changes in the contributions to meet funding requirements are necessary.  The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date.  The volatility and down turn in the financial markets has caused an approximate 25% decrease in the market value of the plan assets from March 31, 2008 to December 31, 2008.  We are monitoring and evaluating the plan’s investments, obligation and funding rate to determine if any changes are appropriate.  We also have a $0.7 million pension liability as of December 31, 2008 related to the Norsk pension plan as a result of the acquisition of Norsk on October 31, 2008.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2008 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 6 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2008 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Three Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2009	2010 – 2011	2012 – 2013	2014 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$746,763	$1,660	$21,953	$8,613	$714,537	$—
Interest	412,328	13,777	91,849	90,218	216,484	—
Aircraft operating leases (2)	75,561	3,169	16,263	9,345	46,784	—
Other operating leases (3)	43,869	1,079	9,436	8,353	25,001	—
Pension obligations (4)	138,587	3,321	26,565	22,032	86,669	—
Aircraft purchase obligations (5)	298,387	62,474	235,913	—	—	—
Other purchase obligations (6)	34,567	32,527	2,040	—	—	—
Tax reserves (7)	3,453	—	—	—	—	3,453
Total contractual cash obligations	$1,753,515	$118,007	$404,019	$138,561	$1,089,475	$3,453
Other commercial commitments:
Debt guarantees (8)	$14,376	$—	$—	$14,376	$—	$—
Other guarantees (9)	30,322	177	4,704	2,081	23,360	—
Letters of credit	1,361	1,155	206	—	—	—
Other commitments (10)	100,328	—	30,505	19,000	50,823	—
Total commercial commitments	$146,387	$1,332	$35,415	$35,457	$74,183	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.6 million.

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

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the pension will be fully funded in approximately 10 years.  As of December 31, 2008, we had recorded on our balance sheet a $94.4 million pension liability associated with these obligations.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)
For further details on our aircraft purchase obligations, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  We have an aircraft order cancellation right, which expires in March 2009, related to a large aircraft representing $21 million of purchase commitment, which would result in a $1.0 million cancellation charge.

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

(8)
We have guaranteed the repayment of up to £10 million ($14.4 million) of the debt of FBS, an unconsolidated affiliate.  This amount is not included in the “Contractual Obligations” section of the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of December 31, 2008, surety bonds denominated in Mexican pesos with an aggregate value of 397.2 million Mexican pesos ($29.1 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter guarantee from our partners in HC for 76% of the surety bonds outstanding.

(10)
In connection with the Norsk transaction (see “Business Unit Operating Results — Current Quarter Compared to Comparable Quarter — Europe” included elsewhere in this Quarterly Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value at the expiration of the lease terms for these aircraft.  Two of these aircraft are not currently operated by Norsk, but our former partner has agreed to purchase the aircraft and lease the aircraft to Norsk for an initial period of five years, with three one-year options for extension, as soon as practicable.  The existing three aircraft leases expire in June 2009, December 2009 and August 2011.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

See the discussion in “Market Outlook” included elsewhere in this Quarterly Report.

Cash and cash equivalents were $290.1 million and $364.7 million, as of March 31 and December 31, 2008, respectively.  Working capital as of March 31 and December 31, 2008, was $541.4 million and $571.2 million, respectively.  The increase in working capital during the Current Period was primarily a result of the $336.1 million increase in cash and cash equivalents resulting from operating cash flows, proceeds from the sale of assets, the issuance of the 3% Convertible Senior Notes and Common Stock issuance, offset by capital expenditures for aircraft and other equipment.

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico in the GOM Asset Sale for $65 million.  This sale of assets was a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business.  This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2008 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  Significant matters concerning market risk arising during the nine months ended December 31, 2008 are discussed in “Item 2.  Liquidity and Capital Resources — Financial Condition and Sources of Liquidity” included elsewhere in this Quarterly Report.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates.  We are exposed to currency fluctuations and exchange rate risks in the form of translation and transactions.  Our non-U.S. dollar functional currency subsidiaries must translate all transactions to U.S. dollars.  Additionally, we conduct transactions in foreign denominated currencies affecting both revenue and operating expenses.  Throughout fiscal year 2009, our primary foreign currency exposure has related to the euro, the British pound sterling and the Australian dollar.  We estimate that the deterioration of these currencies had the following affect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Revenue	$(33,589)	$(31,756)
Operating expense	31,297	25,803
Non-operating expense	(1,009)	2,508
Income from continuing operations before provision for income taxes and minority interest	(3,301)	(3,445)
Provision for income taxes	842	982
Net income	(2,459)	(2,463)
Cumulative translation adjustment	(47,640)	(91,258)
Total stockholders’ investment	$(50,099)	$(93,721)

A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating income and income from continuing operations before provision for income taxes for the nine months ended December 31, 2008 as follows:

	Euro	British pound sterling	Australian dollar

Revenue	0.4%	2.5%	0.9%
Operating expenses	0.8%	2.8%	0.8%
Income from continuing operations before provision for income taxes and minority interest	1.7%	1.2%	1.7%

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk.  If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above.  In addition, all currencies may not uniformly strengthen or weaken relative to the U.S. dollar.  In reality, some currencies may weaken while others may strengthen.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended December 31, 2008 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The continuing worldwide financial and credit crisis and worldwide economic downturn could have a material adverse effect on our revenue, profitability and financial position.

The continuing worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with continuing substantial losses in worldwide equity markets could lead to an extended worldwide economic recession.  A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices.  Crude oil prices have declined by approximately $100 per barrel in the past six months.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that can be directly affected by trends in oil and natural gas prices. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of activity of oil and gas companies which could in turn reduce demand for our services.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

The global financial and credit crisis may have impacts on our business and financial condition that we currently cannot predict.

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

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	2009 Amendment to Employment Agreement of Mr. Richard Burman.
15.1*	Letter from KPMG LLP dated February 3, 2009, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Perry L. Elders
Perry L. Elders
Executive Vice President and Chief Financial Officer

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President, Finance and Chief Accounting Officer

February 4, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated February 3, 2009, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by President and Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Executive Vice President and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.