Form 10-K
period 2009-03-31
Bristow Group Inc
filed 2009-05-21
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009

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
                                                                                               YES ☐ NO ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2008 was $910,573,860.

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2009 was 29,153,034.

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

We use the pronouns “we,” “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise.  We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise.  Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2009 is referred to as “fiscal year 2009.”

We are a Delaware corporation incorporated in 1969.  Our executive offices are located at 2000 W. Sam Houston Pkwy S., Suite 1700, Houston, Texas 77042.  Our telephone number is (713) 267-7600.

Our website address is http://www.bristowgroup.com.  We make our website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report.  All of our periodic report filings with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports.  These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on their Internet website located at http://www.sec.gov.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  On August 19, 2008, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listing Manual.  We filed with the SEC the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described below under Item 1A. “Risk Factors”;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing or we are unable to draw on our credit facilities;

•	we are not able to re-deploy our aircraft to regions with greater demand;

•	we do not achieve the anticipated benefit of our fleet capacity expansion program;

•
the outcome of the United States Department of Justice (“DOJ”) investigation relating to the Internal Review (as defined in Item 1A. “Risk Factors — Risks Relating to the Internal Review and Governmental Investigations”), which is ongoing, has a greater than anticipated financial or business impact; and

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

PART I
Item 1.  Business

Overview

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria, Australia and Latin America, and we generated 76% of our revenues from international operations in fiscal year 2009.  We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

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

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Customers charter our helicopters primarily to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of March 31, 2009, we operated 384 aircraft (including 343 aircraft owned, 35 leased aircraft and 6 aircraft operated for one of our customers; 10 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 119 aircraft in addition to those aircraft leased from us.  Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority. Bristow Academy, which forms the central core of our Global Training division, operates 77 aircraft (including 58 owned and 19 leased aircraft) and employs 193 people, including 92 flight instructors. The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

On October 31, 2008, we acquired the remaining 51% interest in our Norwegian affiliate, Norsk Helikopter AS (“Norsk”), from the other Norsk shareholders in exchange for our ownership interest in Norsk’s subsidiary, Lufttransport AS, plus $5.1 million of cash.  Simultaneously with the acquisition, we recapitalized Norsk by contributing $24.6 million in equity, which Norsk used to repay a portion of its debt.  We now own 100% of Norsk, which we renamed Bristow Norway.  We consolidate this entity effective October 31, 2008, including $18.3 million of remaining debt as of March 31, 2009.  As a result, all aircraft operated by Bristow Norway that were previously included in unconsolidated affiliates are now included in our consolidated fleet.  Bristow Norway is included within our Europe business unit.

Effective April 1, 2008, we acquired an additional 21% interest in an affiliate, Rotorwing Leasing Resources, L.L.C. (“RLR”), through contribution of a $4.1 million note receivable owed by RLR to us and the contribution of a small aircraft with a value of $2.4 million to RLR.  We now own a 70% interest in this entity and began consolidating RLR effective April 1, 2008.  This acquisition was accounted for in consolidation as a step acquisition and resulted in a step up in the basis of aircraft owned by RLR by $1.2 million, additional goodwill of approximately $0.6 million and the consolidation of RLR debt on our consolidated balance sheet.  RLR is included within our Latin America business unit.

For additional information about our business units, see Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  For a description of certain risks affecting our business and operations, see Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Helicopter Services

Our customers charter our helicopters primarily to transport personnel from onshore bases to offshore drilling rigs, platforms and other installations.  To a lesser extent, customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  Helicopters are generally classified as small (four to eight passengers), medium (12 to 16 passengers) and large helicopters (18 to 25 passengers), each of which serves a different transportation need of the offshore energy industry.  Medium and large helicopters, which can fly in a wider variety of operating conditions and over longer distances and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs.  With their ability to carry greater payloads, travel greater distances and move at higher speeds, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited.  A recent move to deeper water drilling in the U.S. Gulf of Mexico has created more demand for medium and large helicopters domestically.  Small helicopters are generally used for daytime flights on shorter routes and to reach production facilities that cannot accommodate medium and large helicopters.  Our small helicopters operate primarily in the shallow waters of the U.S. Gulf of Mexico and Nigeria.  Worldwide there are more than 5,000 production platforms and 500 rigs.  Demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations.  Additionally, some local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets.  We estimate that approximately two-thirds of our fiscal year 2009 revenue was generated from production related work.

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

Since 2008, the global financial markets have experienced severe disruption resulting in the failure, consolidation or government support of a number of financial institutions, the elimination of credit or substantial increase in the cost of credit and significant declines in equity prices for publicly traded companies.  Many of these events have been related to actual or perceived lack of liquidity in the credit markets.  We have seen a decline in the demand for helicopter services, primarily in the exploration and development sector, with more limited declines in the production sector.  Although some of the global demand for our services has softened, the fundamental long-term challenge that remains for our industry is the limited supply of new aircraft and the need to retire many of the older aircraft in the industry’s fleet.  These constraints continue to exist.  In order to prudently manage our business during this period, we are taking the following actions:

•	Capital expenditures are being carefully evaluated and prioritized;

•	Management salaries have been frozen; and

•	Staffing levels and compensation structures are being reviewed to properly position the Company to continue meeting customers’ needs while maintaining operational safety.

We have made some staffing reductions in the U.S. Gulf of Mexico, West Africa and Australia business units.  We began consultations with U.K. union representatives and employees in our Europe and EH Centralized Operations business units regarding potential staffing reductions in fiscal year 2010.  Similar actions are expected in other business units as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions.  In April and May 2009, a voluntary resignation process was offered to certain employee groups across a number of our business units and involuntary layoffs began for certain employees within our U.S. Gulf of Mexico, WH Centralized Operations, Europe and EH Centralized Operations business units as part of this workforce reduction plan.

As of March 31, 2009, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates			Unconsolidated Affiliates
Type	In Fleet	On Order(1)	Under Option(2)	In Fleet	Maximum Passenger Capacity	Speed (MPH)(3)	Engine
Small Helicopters:
Bell 206L Series	36	—	—	7	6	115	Turbine
Bell 206B	3	—	—	2	4	100	Turbine
Bell 407	45	—	—	1	6	132	Turbine
BK-117	1	—	—	—	7	160	Twin Turbine
BO-105	2	—	—	—	4	125	Twin Turbine
EC135	4	1	1	2	6	143	Twin Turbine
Agusta 109	—	—	—	35	8	177	Twin Turbine
AS 350BB	—	—	—	2	4	161	Turbine
	91	1	1	49
Medium Helicopters:
Bell 212	11	—	—	19	12	115	Twin Turbine
Bell 412	42	—	—	38	13	125	Twin Turbine
EC155	10	—	—	—	13	167	Twin Turbine
Sikorsky S-76	69	11	15	—	12	145	Twin Turbine
EC175	—	—	12	—	16	166	Twin Turbine
	132	11	27	57
Large Helicopters:
AS332L Super Puma	32	—	—	2	18	144	Twin Turbine
Bell 214ST	3	—	—	—	18	144	Twin Turbine
Sikorsky S-61	8	—	—	—	18	132	Twin Turbine
Sikorsky S-92	20	5	13	—	19	158	Twin Turbine
Mil Mi-8	7	—	—	1	20	138	Twin Turbine
EC225	9	7	6	—	25	167	Twin Turbine
	79	12	19	3
Training Aircraft:
Robinson R22	17	—	—	—	2	92	Piston
Schweizer 300CB/CBi	54	—	—	—	2	92	Piston
Bell 206B	3	—	—	—	4	100	Turbine
AS 355	2	—	—	—	5	138	Twin Turbine
Fixed wing	1	—	—	—
	77	—	—	—
Fixed wing	5	—	—	10
Total	384	24	47	119
____________

(1)
Of the aircraft on order, 21 are expected to be delivered during fiscal year 2010.  Six of the aircraft on order are already under signed customer contracts.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire.  If the options are exercised, the agreements provide that the small aircraft would be delivered in fiscal year 2010 and the medium and large aircraft would be delivered over fiscal years 2011 through 2013, with the medium aircraft delivered principally in the later portion of that period.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.

The following table shows the distribution of our consolidated revenue for fiscal year 2009 and aircraft as of March 31, 2009 among our business units.

	Consolidated Revenue for Fiscal Year 2009	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total (1)	Unconsolidated Affiliates (2)	Total
U.S. Gulf of Mexico	20%	59	27	7	—	—	93	—	93
Arctic	2%	13	2	—	—	1	16	—	16
Latin America	7%	5	38	1	—	—	44	17	61
WH Centralized Operations	1%	—	—	—	—	—	—	—	—
Europe	35%	—	11	42	—	—	53	—	53
West Africa	17%	12	31	4	—	4	51	—	51
Southeast Asia	11%	2	13	15	—	—	30	—	30
Other International	4%	—	10	10	—	—	20	41	61
EH Centralized Operations	1%	—	—	—	—	—	—	61	61
Bristow Academy	2%	—	—	—	76	1	77	—	77
Total	100%	91	132	79	76	6	384	119	503
___________

(1)	Includes ten aircraft held for sale.

(2)	The 119 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

Fleet Renewal and Growth Strategy

We expect to incur additional capital expenditures over the next several years to replace certain of our aircraft and upgrade strategic base facilities, although the number of aircraft purchased in the future may be lower than previous years.  Our capital commitments in future periods related to this fleet renewal are discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report and are detailed in the table provided in that section.

Consistent with our growth strategy, we regularly engage in discussions with potential sellers and strategic partners regarding the possible purchase of assets, pursuit of joint ventures or other expansion opportunities that increase our position in existing markets or facilitate expansion into new markets.  These potential expansion opportunities consist of both smaller transactions as well as larger transactions that could have a material impact on our financial position, cash flow and operating results.  We cannot predict the likelihood of completing, or the timing of, any such transactions.

U.S. Gulf of Mexico

As of March 31, 2009, we conducted our U.S. Gulf of Mexico operations primarily from seven operating facilities along the U.S. Gulf of Mexico.  Among our strengths in this region, in addition to our seven operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations.  We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico.  The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 3,700 production platforms and 90 drilling rigs.  The shallow water platforms are typically unmanned and are serviced by our small aircraft.  The deepwater platforms are serviced by our medium and large aircraft.  Our customer base in this business unit consists of mostly international and independent oil and gas companies and one major integrated oil and gas company.

On October 30, 2008, we sold 53 small aircraft and related inventory, spare parts, and offshore fuel equipment operating in the U.S. Gulf of Mexico (the “GOM Asset Sale”).  The GOM Asset Sale was a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.  The sale was a step in our previously announced plan to dispose of certain types of small aircraft operating in the U.S. Gulf of Mexico.

Arctic

Our Arctic business unit includes our operations in Alaska, where we are a major supplier of helicopter services to the oil and gas industry and other resource extraction-based activities.  Our principal work in this market utilizes five aircraft that provide daily support to the Trans-Alaska pipeline, along with providing small and medium twin engine contract and charter service to exploration, development and production activities on the North Slope and in the Cook Inlet.  Our customer base in Alaska primarily consists of major integrated and independent oil and gas companies.

We maintain three bases in Alaska (Deadhorse/Prudhoe Bay, Fairbanks and Valdez), which are managed from our office in Fairbanks.

Latin America

As of March 31, 2009, we operated 44 helicopters, most of which are medium sized, in Latin America (1 in Bolivia, 5 in Brazil, 2 in Colombia, 21 in Mexico, 10 in Trinidad and 5 that are held for sale), and our unconsolidated affiliates in Latin America operated 17 helicopters (2 in Brazil and 15 in Mexico).  Our customer base in the Latin America business unit consists of major integrated, national and independent oil and gas companies.

With respect to four aircraft we lease to customers in three Latin America countries, we have re-evaluated our aircraft leasing arrangements and do not intend to renew these leases upon expiration.  We do not expect the termination of this work to result in a material impact on our consolidated results of operations.

Brazil

We own a 50% interest in Helicopter Leasing Associates (“HLA”), a Louisiana limited liability company.  HLA leases two aircraft from a third party, which it leases to our former joint venture in Brazil.  We sold our ownership interest in this joint venture in March 2007, and subsequent to that date, sold six of our owned aircraft in Brazil.  In June and September 2008, we began leasing three new medium aircraft to another customer in Brazil.  Additionally, we currently provide dry lease and technical support to two Brazilian operators.  Our aircraft utilize the operators’ base locations of Macae, Rio de Janiero, Sao Tome, Urucu and Vitória.

Mexico

In Mexico, we are one of the largest providers of helicopter services through our joint venture partners, conducting diverse operations ranging from offshore crew transfers to seismic support.  We own a 24% interest in Heliservicio Campeche S.A. de C.V. (“Heliservicio”), which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos (“PEMEX”) and other companies on a contract and ad hoc basis.  Heliservicio owns 1 aircraft, leases 21 aircraft from us and leases 14 aircraft from third parties to provide helicopter services to its customers.  Heliservicio services customers primarily from bases located in Mexico City, Cuidad del Carmen, Poza Rica, Tampico, Dos Bocas and Vera Cruz.

Trinidad

We own a 40% interest in Bristow Caribbean Limited (“BCL”), a joint venture in Trinidad with a local partner that holds the remaining 60% interest.  BCL, the largest helicopter services provider in Trinidad, provides offshore helicopter services to our customers in Trinidad.  BCL has ten medium aircraft which are used to service our customers primarily engaged in oil and gas activities.  Because we control the significant management decisions of this entity, including the payment of dividends to our partner, we account for this entity as a consolidated subsidiary.  We have one base located at Trinidad’s airport at the Port of Spain.

Other Markets

In Bolivia and Colombia we provide dry lease and technical support services, typically to local operators.

WH Centralized Operations

Our WH Centralized Operations business unit is comprised of our technical services business, maintenance support services business (e.g., heavy aircraft maintenance, aircraft component maintenance, consolidated fleet planning, supply chain parts and services and technical records services) and Western Hemisphere division level expenses.  Operating expense for this business unit reflects costs associated with other non-flight services net of the related charges to the other Western Hemisphere business units.  Gross revenue for WH Centralized Operations consists entirely of technical services revenue.  Our maintenance support function of this business unit provides helicopter and component repair services from facilities located in New Iberia, Louisiana.  While most of this work is performed on our own aircraft, some of these services are performed for third parties and unconsolidated affiliates.

Europe

We operate our Europe business unit from four bases in the U.K., one base in Holland and three bases in Norway.  Our Europe operations are managed out of our facilities in Aberdeen, Scotland.  Based on the number of aircraft operating, we are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities.  The offshore facilities in the North Sea are large and require frequent crew change flight services.  We deploy the majority of the large aircraft in our consolidated fleet in this region.  Our customer base in this business unit consists primarily of major integrated and independent oil and gas companies.  In addition to our oil and gas helicopter services, we are a civil supplier of search and rescue services to the Netherlands Oil and Gas Exploration and Production Association.

The U.K., as do other countries in which we operate, limits foreign ownership of aviation companies.  To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns the subsidiary through which our U.K. operations are conducted.  In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares).  Under English law, to maintain Bristow Helicopter Ltd.’s operating license (a wholly-owned subsidiary of Bristow Aviation), we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement.  In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and subordinated debt issued by Bristow Aviation.

Effective October 31, 2008, we own 100% of Bristow Norway, a Norwegian corporation that provides helicopter services in the North Sea and the Barents Sea.  As of March 31, 2009, Bristow Norway operated a total of 13 aircraft.

West Africa

As of March 31, 2009, all of our aircraft in our West Africa business unit operate in Nigeria where we are the largest provider of helicopter services to the oil and gas industry.  We deploy a combination of small, medium and large aircraft in Nigeria and service a customer base comprised mostly of major integrated oil and gas companies.  We have nine operational bases, with the largest bases located in Escravos, Warri, Port Harcourt and Lagos. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area.  More recently we have been undertaking work further offshore in support of deepwater exploration.  During fiscal year 2009, approximately 90% of our gross revenue in this business unit was generated from production related work.

Southeast Asia

We conduct our Southeast Asia operations predominantly in Australia and Malaysia.  As of March 31, 2009, we operated 26 medium and large helicopters in Australia and 4 medium helicopters in Malaysia.

We are the largest provider of helicopter services to the oil and gas industry in Australia, where we have six bases located in Western Australia and one located in Queensland.  These operations are managed from our Australian head office facility in Perth, Western Australia.  Our operating bases are located in the vicinity of the major oil and gas exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia, where our fleet provides helicopter services solely to offshore oil and gas operators.  Our client base in Australia consists primarily of major integrated oil and gas companies.  We also provide engineering services to the Republic of Singapore Air Force from their base in Oakey, Queensland.  Our Malaysian operations are serviced from bases in Kerteh and Bintulu with large oil and gas companies as customers.

Our fiscal year 2009 revenue from this business unit was split fairly evenly between production and exploration related work.

Other International

We conduct our Other International operations in Egypt, India, Kazakhstan, Libya, Mauritania, Russia, Spain and Turkmenistan.  As of March 31, 2009, we and our unconsolidated affiliates operated a mixture of medium and large aircraft in these markets.  While we have a diverse customer base in this business unit, a large majority of revenue is generated from monthly fixed charges for production related work.  We have a total of 20 aircraft in this business unit; 16 on contract and 4 which are not currently on contract.  The following is a description of operations in our Other International business unit as of March 31, 2009.

•
Egypt – We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 40 aircraft and operates from multiple locations.  The remaining 75% interest in PAS is owned by Egyptian General Petroleum Corporation.

•	India – We dry lease two aircraft to an Indian helicopter operator and operate from two locations.

•
Kazakhstan – We operate three aircraft through our 49% interest in Atyrau Bristow Air Services (“ABAS”), a Kazakhstan corporation.  ABAS leases one of these aircraft from a third party and the other two aircraft from us.  ABAS provides helicopter services to a consortium oil and gas company from a single location.

•	Libya – We operate one aircraft and provide services to a consortium of oil and gas companies.

•	Mauritania – We operate two aircraft and provide services to an international oil and gas company from a single location.

•	Russia – We operate seven aircraft from three locations on Sakhalin Island, where we provide helicopter services to international and domestic oil and gas companies.

•	Spain – We lease an aircraft to another helicopter operator.

•
Turkmenistan – We operate one aircraft through our 51% interest in Turkmenistan Helicopters Limited (“THL”), a Turkmenistan corporation.  THL provides helicopter services to an international oil and gas company from a single location.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business (e.g., modification work/overhaul, design office and production engineering), other non-flight services business (e.g., provision of maintenance, supply chain parts and services and consolidated fleet planning to other Eastern Hemisphere business units) and division level expenses for our Eastern Hemisphere business units.

Our technical services portion of this business unit provides helicopter repair services from facilities located in Redhill, England, and Aberdeen, Scotland.  While most of this work is performed on our own aircraft, some of these services are performed for third parties and unconsolidated affiliates.

We own a 50% interest in each of FBS Limited (“FBS”), FB Heliservices Limited (“FBH”) and FB Leasing Limited (“FBL”) (collectively, the “FB Entities”), U.K. corporations which principally provide pilot training, aircraft maintenance and support services.  Most of the FB Entities’ revenue is earned under an agreement with the British military that runs through March 31, 2012, with options on some contracts through 2015.  The FB Entities provide services to military organizations in other countries as well.  FBS and FBL own and operate a total of 61 aircraft.

Global Training

We operate our Global Training division through our Bristow Academy business unit, with training facilities in Titusville, Florida, Concord, California, New Iberia, Louisiana and Gloucestershire, England.

Bristow Academy is a leading provider of aviation training services with over 20 years experience.  Bristow Academy trains students from around the world to become helicopter pilots. Our ab initio (“beginning”) flight training program typically lasts nine to twelve months and culminates with a student completing approximately 200 hours of flight instruction, passing written and flight exams and obtaining a commercial pilot license with instrument rating and flight instructor qualifications.  Later, with 500 to 1,000 hours of flight experience, these students then become qualified for offshore flight operations and have the opportunity to join Bristow’s Helicopter Services operations.  Alternatively, graduates of Bristow Academy may pursue aviation careers in any number of flight services sectors.  Currently, Bristow Academy has approximately 200 students enrolled in ab initio flight training.  Our operations in Gloucestershire, England include multi-engine flight training.  Additionally, Bristow has historically provided continuing education to its own staff of pilots and aircraft maintenance personnel worldwide.  Revenue for military training contracts generated 22% of Bristow Academy’s revenue for fiscal year 2009.

Customers and Contracts

The principal customers for our Helicopter Services are major integrated, national and independent oil and gas companies.  During fiscal years 2007, 2008 and 2009, the Shell Companies accounted for 18%, 21% and 18%, respectively, of our gross revenue.  During fiscal year 2009, the Chevron Companies accounted for 10% of our gross revenue.  No other customer accounted for 10% or more of our gross revenue during those periods.  During fiscal year 2009, our top ten customers accounted for 52% of our gross revenue.

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown.  We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration.  Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown.  Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics.  We estimate that approximately two-thirds of our fiscal year 2009 revenue and operating income (assuming allocation of certain variable costs to hourly revenue) was generated from daily or monthly fixed fees.  In the U.S. Gulf of Mexico, Arctic and Latin America business units, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold.  Fuel costs in excess of this threshold are generally charged to the customer.  In our Europe, West Africa, Southeast Asia and Other International business units, fuel is recharged at cost to the customer.  We also derive revenue from reimbursements for third party out of pocket cost, such as certain landing and navigation costs, consultant salaries, travel and accommodation costs, and dispatcher charges.  The costs incurred that are rebilled to our customers are presented as reimbursable expense and the related revenue is presented as reimbursable revenue in our consolidated statements of income.

Our helicopter contracts are for varying periods and in most cases permit the customer to cancel the contract before the end of the term.  These contracts provide that the customer will reimburse us for cost increases associated with the contract and are cancelable by the customer with notice of generally 30 days in the U.S. Gulf of Mexico, 90 to 180 days in Europe, 180 days in West Africa and 30 to 90 days in Australia. In the U.S. Gulf of Mexico and Arctic business units, we generally enter into short-term contracts for twelve months or less, although we occasionally enter into longer-term contracts.  In Europe, Latin America, West Africa, Southeast Asia and Other International business units, contracts are longer term, which is generally between two and five years.  These long term contracts generally include escalation provisions allowing annual rate increases which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our increased costs which we negotiate to pass along to customers.  At the expiration of a contract, our customers often negotiate renewal terms with us for the next contract period.  In other instances, customers solicit new bids at the expiration of a contract.

Competition

The helicopter transportation business is highly competitive throughout the world.  We directly compete against multiple providers in almost all of our regions of operation.  We have several significant competitors in the U.S. Gulf of Mexico, two significant competitors in the North Sea, one significant competitor in Nigeria and Australia and a number of smaller local competitors in other markets.  We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable capital investment, working capital, a complex system of onshore and offshore bases, personnel and operating experience.  However, these requirements can be overcome with the appropriate level of customer support and commitment.  In addition, while not the predominant practice, certain of our customers and potential customers in the offshore energy industry perform their own helicopter services on a limited basis.

Generally, customers charter helicopters on the basis of competitive bidding. In some situations, our customers may renew or extend existing contracts without employing a competitive bid process.  Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, customer relationship and professional reputation.  Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the site characteristics and understanding of the cost structure of the operations.  Because certain of our customers in the offshore energy industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

Safety, Industry Hazards and Insurance

Hazards, such as harsh weather and mechanical failures, are inherent in the offshore transportation industry and may cause losses of equipment and revenue, and death or personal injury.  Our air accident rate per 100,000 flight hours has historically been less than the reported global oil and gas production helicopter average data.  In fiscal year 2009, we had no accident resulting in a fatality; however, we had two air accidents resulting in minor injuries at our Bristow Academy facilities.

Our global safety campaign is called ‘Target Zero’, as our common safety vision is to have zero accidents, zero harm to people, and zero harm to the environment.  During the third quarter of fiscal year 2009, we launched a global program to further improve and enhance our safety management system.  The key components are to increase the level of safety reporting by the frontline employees, accountability for addressing identified hazards by the operational managers and auditing of the operational safety programs.

We maintain hull and liability insurance which generally insures us against damage to our aircraft and the related liabilities which may be incurred as a result.  It also is our policy to carry insurance for, or require our customers to indemnify us against, war risk, expropriation and confiscation of the aircraft we use in certain of our international operations.  We also carry various other liability and property insurance, including workers’ compensation, general liability, employers’ liability, auto liability, and property and casualty coverage.  We believe that our insurance program is adequate to cover any claims ultimately incurred related to property damage and liability events.

However, terrorist attacks, the continuing threat of terrorist activity, economic and political uncertainties (including, but not limited to, our operations in Nigeria), and general insurance market conditions may significantly affect the premiums we pay for, and the availability of, insurance.  Further, there is no assurance that in the future we will be able to maintain our existing insurance program or that we will not experience substantial increases in premiums, nor is there any assurance that our insurance program will be adequate to cover all potential claims that may arise.

Employees

As of March 31, 2009, we employed 3,569 employees.  The following table shows the number of employees by business unit at March 31, 2009:

U.S. Gulf of Mexico	628
Arctic	63
Latin America	182
WH Centralized Operations	243
Europe	801
West Africa	599
Southeast Asia	345
Other International	150
EH Centralized Operations	321
Bristow Academy	193
Corporate	44
3,569

Many of the employees of our affiliates are represented under collective bargaining agreements.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.  We believe that our relations with our employees are generally satisfactory.

The following table sets forth our employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2009
U.S. Gulf of Mexico and Arctic Pilots (1)	Office and Professional Employees International Union (“OPEIU”)	Agreement (ratified October 31, 2008); Effective October 4, 2008 and amendable April 1, 2011	290

U.K Pilots (2)	British Airline Pilots Association (“BALPA”)	Representation agreement ongoing with no specific termination date	220

U.K. Engineers and Staff (2)	Unite	Representation agreement ongoing with no specific termination date	600

Nigeria Junior and Senior Staff(3)	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreement reached December 2008	200

Nigeria Pilots and Engineers (4)	Nigerian Association of Airline Pilots and Engineers	No formal agreements exist	100

Australia Pilots (5)	Australia Pilots Union	Agreement (Ratified May 2008); Amendable June 30, 2010	110

Bristow Norway: (6) Engineers Pilots	Norsk Helikopteransattes Forbund (“NU of HE”) Norsk Flygerforbund (“NALPA”)	Agreements expire between December 31, 2009 and March 31, 2010	70 100
____________

(1)	The current agreement includes annual pilot wage increases of 6% which began on the October 4, 2008 effective date and additional improvements to several other benefit plans.

(2)
During fiscal year 2009, we completed negotiations with unions representing our pilots and engineers in the U.K.  New labor rates were effective for ground staff retroactive to July 1, 2008 and expire June 30, 2011.  Annual labor rates for ground staff will increase 5.2% in the first year and 4.2% in each of the second and third years.  New labor rates for pilots were effective on September 1, 2008 and expire August 31, 2011.  Pilots will receive annual labor rate escalations of 5.7% in the first year and the higher of 4.2% or the retail price index in each of the second and third years.

(3)
The annual contract negotiations with the unions in Nigeria were concluded in December 2008.  We came to an agreement with the junior and senior staff union of a 5% pay increase from April 1, 2008 to March 31, 2009.

(4)	Formal collective bargaining does not occur but we do recognize pilots and engineers unions in Nigeria.

(5)
As a result of the agreement ratified in May 2008, labor rates increased 20.4%, portions of which were retroactive to May 2007 and January 2008. An additional increase of 5% became effective in September 2008, and another increase of 5% will become effective in July 2009.

(6)	We have two different union agreements with Bristow Norway engineers and pilots. The annual pay increases provided in these agreements range from 5.7% to approximately 10%.

In March 2009, we announced in response to the recent worldwide economic downturn that we were freezing management salaries and reviewing staffing levels and compensation structures to properly position the Company to continue meeting customers’ needs while maintaining operational safety.  We have made some staffing reductions in the U.S. Gulf of Mexico, West Africa and Australia business units.  We began consultations with U.K. union representatives and employees in our Europe and EH Centralized Operations business units regarding potential staffing reductions in fiscal year 2010.  Similar actions are expected in other business units as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions.  In April and May 2009, a voluntary resignation process was offered to certain employee groups across a number of our business units and involuntary layoffs began for certain employees within our U.S. Gulf of Mexico, WH Centralized Operations, Europe and EH Centralized Operations business units as a part of this workforce reduction plan.

Our West Africa business unit is working to indigenize the local work force in line with the federal government targets for national development and content. A large scale training program was embarked upon in collaboration with air schools in South Africa and Bristow Academy in the U.S. to train Nigerian pilots.  As of March 31, 2009, 26 pilots from Nigeria have graduated from Bristow Academy.  In addition to the pilot training, an initiative was put in place to foster and develop a relationship with the Nigeria College of Aviation Technology to train Nigerian engineers for the Nigerian Civil Aviation Authority examinations.  As of March 31, 2009, we have placed 32 engineering students through the college.

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

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of our company is a U.S. citizen, two-thirds or more of our directors are U.S. citizens and our company is under the actual control of U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our U.S. Gulf of Mexico and Arctic business units. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2009, approximately 2,219,300 shares of our common stock, par value $.01 per share (“Common Stock”), were held by persons with foreign addresses. These shares represented approximately 7.6% of our total outstanding Common Stock as of March 31, 2009.  Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock, our 3%  convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) and our 5.50% Mandatory Convertible Preferred Stock (“Preferred Stock”) is publicly traded.

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

Other

Our operations in areas other than the U.S. and the U.K. also are subject to local governmental regulations that may limit foreign ownership of aviation companies.  Because of these local regulations, we conduct some of our operations through entities in which citizens of such countries own a majority interest and we hold only a minority interest, or under contracts which provide that we operate assets for the local companies and conduct their flight operations.  Such contracts are used for our operations in Kazakhstan, Russia and Turkmenistan.  Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

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

Increased public awareness and concern over the environment, however, may result in future changes in the regulation of the offshore energy industry, which in turn could adversely affect us.  The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the effect of such regulation on our operations or on the operations of our customers.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.  We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations.  We cannot assure, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.  Below is a discussion of the material U.S. environmental laws and regulations that relate to our business.  We believe that we are in substantial compliance with all of these environmental laws and regulations.

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

Oil and gas companies are continually seeking to implement measures aimed at greater cost savings, including efforts to improve cost efficiencies with respect to helicopter transportation services.  For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore.  In addition, these companies could initiate their own helicopter or other alternative transportation methods.  The continued implementation of these kinds of measures could reduce the demand for helicopter services and have a material adverse effect on our business, financial condition and results of operations.  The current global financial crisis and economic downturn could lead our customers to implement greater cost saving measures.

Our industry is highly competitive and cyclical, with intense price competition.

The helicopter business is highly competitive.  Chartering of helicopters is usually done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources.  Factors that affect competition in our industry include price, reliability, safety, professional reputation, availability, equipment and quality of service.

Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels.  There have been periods of high demand for our services, followed by periods of low demand for our services.  Changes in commodity prices, including the approximate $100 decline in the spot price of crude oil at one point during fiscal year 2009, can have a dramatic effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in our aircraft being idle for long periods of time.

In our U.S. Gulf of Mexico business unit, we face competition from a number of providers.  We have two significant competitors in the North Sea, one significant competitor in Nigeria and a number of smaller local competitors in other markets.  Certain of our customers have the capability to perform their own helicopter operations should they elect to do so, which has a limiting effect on our rates.

As a result of significant competition, we must continue to provide safe and efficient service or we will lose market share, which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our customers or termination of a significant number of our contracts.  See further discussion in Item 1. “Business — Competition” included elsewhere in this Annual Report.

We depend on a small number of large offshore energy industry customers for a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of oil and gas companies.  Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations.

Our contracts generally can be terminated or downsized by our customers without penalty.

Many of our fixed-term contracts contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements.  In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty.  As a result, you should not place undue reliance on our customer contracts or the terms of those contracts.

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

Risks Relating to the Internal Review and Governmental Investigations

The DOJ investigation relating to the Internal Review, any proceedings related to the Internal Review including proceedings in other countries and the consequences of the activities identified in the Internal Review could result in civil or criminal proceedings, the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on us.

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation.  The SEC did not impose any fine or other monetary sanction on us.  Without admitting or denying the SEC's findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Following the settlement with the SEC regarding improper payments made by our foreign affiliates in Nigeria, our outside counsel was contacted by the DOJ and was asked to provide certain information regarding the Internal Review.  We entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters until the end of December 2008, which has since been further extended until the end of June 2009.  We have been and intend to continue to be responsive to the DOJ’s requests.  At this time, it is not possible to predict the outcome of the DOJ’s investigation into these matters.

We could still face legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in such countries, relating to disclosure and remedial actions taken in connection with the Internal Review.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We responded to this claim in early 2006.  There has been minimal activity on this claim since then.  We may face further legal action of this type in the future.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal year 2007, we incurred approximately $3.1 million in professional fees related to the Internal Review and related matters.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the SEC investigation, and we incurred $0.6 million for legal fees related to the DOJ investigation relating to the Internal Review.  During fiscal year 2009, we incurred $1.4 million for legal and other professional fees related to the DOJ investigation relating to the Internal Review.

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

The DOJ antitrust investigation or any related proceedings in other countries could result in criminal proceedings and the imposition of fines and penalties, the commencement of third-party litigation, the incurrence of expenses, the loss of business and other adverse effects on us.

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

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for us, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2007 and 2008, respectively.  We incurred no legal or other professional fees in connection with this matter in fiscal year 2009; however, significant expenditures may be incurred in the future.

Risks Relating to Our Business

We are highly dependent upon the level of activity in the U.S. Gulf of Mexico and the North Sea.

In fiscal years 2007, 2008, and 2009 approximately 55%, 53% and 55% respectively, of our gross revenue was derived from helicopter services provided to customers operating in the U.S. Gulf of Mexico and the North Sea.  The U.S. Gulf of Mexico and the North Sea are mature exploration and production regions that have experienced substantial seismic survey and exploration activity for many years.  Because a large number of oil and gas prospects in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify.  In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico.  If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected.  We cannot predict the levels of activity in these areas.

Our future growth depends on the level of international oil and gas activity and our ability to operate outside of the U.S. Gulf of Mexico and the North Sea.

Our future growth will depend significantly on our ability to expand into international markets outside of the U.S. Gulf of Mexico and the North Sea.  Expansion of our business depends on our ability to operate in these other regions.

Expansion of our business outside of the U.S. Gulf of Mexico and the North Sea may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign governments.

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

Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to execute our growth strategy.  Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms.  If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of existing stockholders may result.  If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.  See discussion of our capital commitments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report.

Our operations in emerging markets are subject to additional risks.

During fiscal years 2007, 2008 and 2009, approximately 27%, 28% and 28%, respectively, of our gross revenue was attributable to helicopter services provided to customers operating in our emerging market business units of Latin America, West Africa and Other International.  Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

•	political, social and economic instability, including risks of war, general strikes and civil disturbances;

•	physical and economic retribution directed at U.S. companies and personnel;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	the taking of property without fair compensation; and

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce our contractual rights.

For example, there has been continuing political and social unrest in Nigeria, where we derived 16%, 17% and 17% of our gross revenue in fiscal years 2007, 2008 and 2009, respectively.  This unrest adversely affected our results of operations in Nigeria in fiscal year 2007, and any future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods.  We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.

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

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Nigerian naira and Norwegian kroner.  In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  The effect of foreign currency translation is reflected in a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense). In the past three fiscal years, our stockholders’ investment has decreased by as much as $104.1 million and increased by as much as $27.1 million, as a result of translation adjustments.  In addition, during this period our results of operations have included foreign currency gains or losses ranging from a loss of $9.8 million to a gain of $1.5 million.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

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

Labor problems could adversely affect us.

Certain of our employees in the U.S., U.K., Norway, Nigeria and Australia (collectively, about 47% of our employees) are represented under collective bargaining or union agreements.  Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.  In addition, many of the employees of our affiliates are represented by collective bargaining agreements.  Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers.

If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

See Item 1. “Business — Employees” included elsewhere in this Annual Report for further discussion on the status of collective bargaining or union agreements.

Our failure to attract and retain qualified personnel could have an adverse effect on us.

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive.  Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel.  Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.S. or U.K. military reserves who have been, or could be, called to active duty.  If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs.  Additionally, our fleet renewal program may require us to retain additional pilots, mechanics and other flight-related personnel.  Finally, as a result of the disclosure and remediation of activities identified in the Internal Review, we may have difficulty attracting and retaining qualified personnel, and we may incur increased expenses.  Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and our growth strategy.

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

We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners.  For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Egypt, Mexico, the U.K., Kazakhstan, Russia and Turkmenistan.  We provide engineering and administrative support to certain of these entities.  We derive significant amounts of lease revenue, service revenue and dividend income from these entities.  In fiscal years 2007, 2008 and 2009, we received approximately $54.1 million, $56.5 million and $70.1 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates.  Because we do not own a majority or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs.  The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest.  If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations.   See discussion in item 1. “Business — Latin America” included elsewhere in this Annual Report.

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

The fall and winter months have fewer hours of daylight, particularly in the North Sea and Arctic.  While some of our aircraft are equipped to fly at night, we generally do not do so. In addition, drilling activity in the North Sea and Arctic is lower during the winter months than the rest of the year.  Anticipation of harsh weather during this period causes many oil companies to limit activity during the winter months.  Consequently, flight hours are generally lower during these periods, typically resulting in a reduction in operating revenue during those months.  Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.

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

We contract with a small number of manufacturers for most of our aircraft expansion and replacement needs.  If any of these manufacturers faced production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft.  Helicopter manufacturers at times have limited availability for aircraft, and we have limited alternative sources of new aircraft.  During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms.  Delivery delays or our inability to obtain acceptable aircraft orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers and execute our growth strategy.  Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of used helicopters.

A shortfall in availability of aircraft components and parts required for maintenance and repairs of our aircraft and supplier cost increases could adversely affect us.

In connection with the required routine maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft.  Before the worldwide economic downturn began, those vendors were working at or near full capacity supporting the aircraft production lines and the maintenance requirements of the aircraft operators who were also operating at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft.  To the extent that these suppliers also supply parts for aircraft used by the U.S. military, parts delivery for our aircraft may be delayed during periods in which there are high levels of military operations.  Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our operating results.  Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft.  While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results.  Cost increases are passed through to our customers through rate increases where possible, including as a component of contract escalation charges.  However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.

Risks Related to Financial Markets

The continuing worldwide financial and credit crisis and worldwide economic downturn could have a material adverse effect on our revenue, profitability and financial position.

     The continuing worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with continuing substantial losses in worldwide equity markets has lead to a worldwide economic recession, and the slowdown in economic activity caused by a recession has reduced worldwide demand for energy resulting in lower oil and natural gas prices.  Crude oil prices have declined by up to approximately $100 per barrel in the past twelve months.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that can be directly affected by trends in oil and natural gas prices.  The reduction in oil and natural gas prices has depressed the immediate levels of activity of oil and gas companies which in turn has reduced demand for our services.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly further reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

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

We have substantial debt and substantial debt service requirements. As of March 31, 2009, we had approximately $745.8 million of outstanding indebtedness.

Our level of indebtedness may have important consequences to our business and to you, including:

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes or to repurchase our notes upon a change of control;

•
subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our syndicated senior secured credit facilities, which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (our “Credit Facilities”);

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

We had $100 million of availability for borrowings under our Credit Facilities as of March 31, 2009, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indentures governing our 6⅛% Senior Notes due 2013 (the “6⅛% Senior Notes”) and the 7½% Senior Notes due 2017 (the “7½% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness.  In addition to amounts that we may borrow under our Credit Facilities, the indentures governing the 6⅛% Senior Notes and the 7½% Senior Notes also allow us to borrow significant amounts of money from other sources. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If we incur additional indebtedness, the related risks that we now face could intensify.

To service our indebtedness we will continue to require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal or interest with respect to our indebtedness will depend on our ability to generate cash and on our financial results. Our ability to generate cash depends on the demand for our services, which is subject to levels of activity in offshore oil and gas exploration, development and production, general economic conditions, the ability of our affiliates to generate and distribute cash flows, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our operations will generate sufficient cash flow or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictive covenants in our debt agreements may restrict the manner in which we can operate our business.

Our Credit Facilities and the indentures governing the 6⅛% Senior Notes and the 7½% Senior Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.

If we fail to comply with these covenants, we would be in default under our Credit Facilities and the indentures governing the 6⅛% Senior Notes and the 7½% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable.  In addition, our Credit Facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants.

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

The instruments governing certain of our indebtedness, including our Credit Facilities and the indentures governing the 6⅛% Senior Notes, the 7½% Senior Notes and the 3% Convertible Senior Notes, contain cross-default provisions.  Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The number and types of aircraft we operate are described in Item 1. “Business — Helicopter Services” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, at the Redhill Aerodrome near London, England, at the Aberdeen Airport, Scotland, along the U.S. Gulf of Mexico and numerous residential locations near our operating bases in the U.K., Norway, Australia, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation.  We lease office space in a building in Houston, Texas, which we use as our corporate, Western Hemisphere division and Latin America business unit headquarters.  Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located.  These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Additional information about our properties can be found in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”).  A detail of our long-lived assets by geographic area as of March 31, 2008 and 2009 can be found in Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Item 3.  Legal Proceedings

Internal Review

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation. The SEC did not impose any fine or other monetary sanction on us.  Without admitting or denying the SEC's findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Following the settlement with the SEC regarding improper payments made by our foreign affiliates in Nigeria, our outside counsel was contacted by the DOJ and was asked to provide certain information regarding the Internal Review.  We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters until the end of December 2008, which has since been further extended until the end of June 2009. We have been and intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict the outcome of the DOJ’s investigation into these matters.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.  We could also still face legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in such countries.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We responded to this claim in early 2006.  There has been minimal activity on this claim since then.  We may face further legal action of this type in the future.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal year 2007, we incurred approximately $3.1 million in professional fees related to the Internal Review and related matters.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the SEC investigation, and we incurred $0.6 million for legal fees related to the DOJ investigation relating to the Internal Review.  During fiscal year 2009, we incurred $1.4 million for legal and professional fees related to the DOJ investigation relating to the Internal Review.

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

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for us, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2007 and 2008, respectively.  We incurred no legal or other professional fees in connection with this matter in fiscal year 2009; however, significant expenditures may be incurred in the future.

Environmental Contingencies

The EPA has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under CERCLA, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999, and the site was removed from the National Priorities List in July 2001.  The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries Superfund site, but we have not yet received this settlement proposal.  Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

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

The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2008		2009
	High	Low	High	Low
First Quarter	$52.21	$36.01	$58.03	$45.71
Second Quarter	53.06	41.85	49.22	33.84
Third Quarter	58.63	45.07	33.23	17.08
Fourth Quarter	57.38	49.58	28.80	16.91

On May 15, 2009, the last reported sale price of our Common Stock on the NYSE was $25.55 per share.  As of May 15, 2009, there were 632 holders of record of our Common Stock.

The following graph compares the cumulative 5-year total return to shareholders on Bristow Group Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the PHLX Oil Service Sector Index and a customized peer group of five companies that includes: GulfMark Offshore Inc, Hornbeck Offshore Services Inc, PHI Incorporated, Seacor Holdings Inc and Tidewater Inc. The graph assumes that the value of the investment in the company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on March 31, 2004 and tracks it through March 31, 2009.

	March 31, 2004	March 31, 2005	March 31, 2006	March 31, 2007	March 31, 2008	March 31, 2009

Bristow Group Inc.	100.00	144.56	134.06	158.13	232.84	92.97
S&P 500	100.00	106.69	119.20	133.31	126.54	78.34
PHLX Oil Service Sector	100.00	125.73	199.83	204.43	258.92	111.79
Peer Group	100.00	150.91	202.79	226.88	233.41	136.30

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

In addition, the terms of our the 6⅛% Senior Notes, the 7½% Senior Notes and Credit Facilities restrict our payment of cash dividends and other distributions to stockholders.  For descriptions of our 6⅛% Senior Notes, 7½% Senior Notes and Credit Facilities, see Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

	Fiscal Year Ended March 31,
	2005 (1)	2006 (2)	2007 (3)	2008 (4)	2009 (5)
	(In thousands, except per share data)

Statement of Income Data: (6)
Gross revenue (7)	$622,637	$709,901	$843,595	$1,012,764	$1,133,803
Income from continuing operations (7)	49,021	54,310	71,348	107,814	124,554
Income (loss) from discontinued operations	2,539	3,499	2,824	(3,822)	(246)
Net income	$51,560	$57,809	$74,172	$103,992	$124,308
Basic earnings per common share: (6)
Earnings from continuing operations (7)	$2.13	$2.33	$2.75	$4.00	$4.01
Earnings (loss) from discontinued operations	0.11	0.15	0.12	(0.16)	(0.01)
Net earnings	$2.24	$2.48	$2.87	$3.84	$4.00

Diluted earnings per common share: (6)
Earnings from continuing operations (7)	$2.10	$2.30	$2.64	$3.53	$3.61
Earnings (loss) from discontinued operations	0.11	0.15	0.10	(0.12)	(0.01)
Net earnings	$2.21	$2.45	$2.74	$3.41	$3.60

	March 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data (6):
Total assets	$1,149,576	$1,176,413	$1,505,803	$1,977,355	$2,335,273
Long-term debt, including current maturities	262,080	265,296	259,082	606,218	745,846
_________

(1)
Results for fiscal year 2005 include $2.2 million ($1.4 million, net of tax) in costs associated with the Internal Review, a $3.7 million reduction in our provision for income taxes resulting from the resolution of tax contingencies and $1.3 million ($0.9 million, net of tax) of foreign currency transaction losses.

(2)
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

(3)
Results for fiscal year 2007 include $3.1 million ($2.0 million, net of tax) in costs associated with the Internal Review, $1.9 million ($1.3 million, net of tax) in costs associated with the DOJ antitrust investigation, $2.5 million ($1.6 million, net of tax) in a gain realized on the sale of our investment in a Brazilian joint venture for which we had recorded an impairment charge in fiscal year 2006, as we expected at that time that our investment would not be recoverable, $2.5 million of additional tax expense resulting from the sale of Turbo Engines, Inc. (“Turbo”) in November 2006 and $9.8 million ($6.3 million, net of tax) of foreign currency transaction losses.  Diluted earnings per share for fiscal year 2007 was also impacted by our issuance of Preferred Stock in September and October 2006, which resulted in a reduction of $0.30 per share.

(4)
Results for fiscal year 2008 include $1.0 million ($0.7 million, net of tax) in a reversal of costs accrued for the Internal Review resulting from settlement of the SEC investigation, $1.3 million ($0.8 million, net of tax) in costs associated with the DOJ investigations, $10.7 million ($7.0 million, net of tax) in net interest incurred on the 7½% Senior Notes issued in June and November 2007 and $1.5 million ($1.0 million, net of tax) of foreign currency transaction gains.  Diluted earnings per share for fiscal year 2008 was also impacted by the issuance of Preferred Stock in September and October 2006, which resulted in a reduction of $0.96 per share.  Additionally, fiscal year 2008 includes the significant items as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2008 Compared to Fiscal Year 2007” included elsewhere in this Annual Report.

(5)
Results for fiscal year 2009 include the significant items as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2009 Compared to Fiscal Year 2008” included elsewhere in this Annual Report.

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Aviashelf Aviation Co. (July 2004), HAI (April 2007), Vortex Helicopters, Inc. (“Vortex”) (November 2007), RLR (April 2008), Bristow Norway (October 2008) and Severn Aviation (December 2008).

(7)
Excludes amounts related to Grasso Production Management, which are classified as discontinued operations as discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2007, 2008 and 2009, and the related notes thereto, all of which are included elsewhere in this Annual Report.

Executive Overview

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance.  It provides the context for the discussion and analysis of the financial statements which follow and does not disclose every item impacting our financial condition and operating performance.

See discussion of our business and the operations within our Helicopter Services Segment under Part I. Item 1. “Business — Overview” included elsewhere in this Annual Report.

Our Strategy

Our goal is to advance our position as a leading helicopter services provider to the offshore energy industry.  We intend to employ the following strategies to achieve this goal:

•
Grow our business.  We plan to continue to grow our business globally and increase our revenue and profitability, subject to managing through cyclical downturns in the energy industry.  We have a footprint in most major oil and gas producing regions of the world, and we expect to have the opportunity to expand and deepen our presence in many of these markets.  We anticipate this growth will result primarily from the deployment of new aircraft into markets where we expect they will be most profitably employed, as well as by executing opportunistic acquisitions and investments.  Through our relationships with our existing customers, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through fleet additions.  Our acquisition-related growth may include increasing our role and participation with existing unconsolidated affiliates or investing in new companies, and may include increasing our position in existing markets or expanding into new markets.

•
Be the preferred provider of helicopter services.  We position our business as the preferred provider of helicopter services by maintaining strong relationships with our customers and providing safe and high-quality service.  We focus on maintaining relationships with our customers’ field operations and corporate management.  We believe that this focus helps us better anticipate customer needs and provide our customers with the right aircraft in the right place at the right time, which in turn allows us to better manage our existing fleet and capital investment program.  We also leverage our close relationships with our customers to establish mutually beneficial operating practices and safety standards worldwide.  By applying standard operating and safety practices across our global operations, we seek to provide our customers with consistent, high-quality service in each of their areas of operation.  By better understanding our customers’ needs and by virtue of our global operations and safety standards, we have effectively competed against other helicopter service providers based on aircraft availability, customer service, safety and reliability, and not just price.

•
Integrate our global operations.  We are an integrated global operator, and we intend to continue to identify and implement further opportunities to integrate our global organization.  We have integrated our operations among previously independently managed businesses, created a global flight and maintenance standards group, improved our global asset allocation and made other changes in our corporate and field operations.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue (approximately two-thirds for fiscal year 2009), while their exploration and development capital expenditures provide around a third of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  Commodity prices fell substantially in the past twelve months, including an approximate $100 decline in the spot price of crude oil at one point during fiscal year 2009.  Most of our oil company customers have reduced capital spending plans, including in many cases deferral of projects, typically by 12 to 18 months.  Accordingly, we have begun to see a reduction in demand for exploration-based flying and shift to lower cost aircraft in certain of our markets.  In addition, a number of our North Sea customers are reassessing their short to medium term plans which has resulted in a reduction in activity in comparison to the first half of fiscal year 2009 levels.  We have successfully resisted any rate reductions in the North Sea and continue to work with our clients to improve the efficiency of their operations.  Although our small independent oil company customers are not the largest portion of our business, they are more vulnerable to commodity price shifts and the global financial crisis discussed below.  In several cases, such customers have slowed their payments for our services, and in one case, a small customer went into receivership.  Finally, there has been a softening in the aftermarket for sales of our older aircraft, reflecting fewer buyers with available capital, and sale prices have also declined, but to a lesser extent.

Although some of the global demand for our services has softened, the fundamental long-term challenge for our industry is the limitation on supply of new aircraft and the need to retire many of the older aircraft in the industry’s fleet.  Although manufacturers currently have some availability for aircraft, we expect constraints on supply of new aircraft to resume.  In addition, we have not reduced our customer pricing.  We have and expect to continue to respond to customer rate reduction requests by demonstrating our modest pricing during robust commodity price markets over the past few years relative to other oil service sectors and our continued requirement to achieve appropriate returns on capital.  Our global operations and critical mass of helicopters provide us with diversity of geographic and customer focus to help mitigate risks associated with single markets or customers.  Accordingly, we continue to expect to grow our business through the delivery of aircraft on order and potentially through acquisitions and investments, subject to managing through cyclical downturns in the energy industry.

Since the middle of 2008, the global financial markets have experienced severe disruption resulting in the failure, consolidation or government support of a number of financial institutions, the reduction or elimination of credit in certain markets or substantial increase in cost of credit and significant declines in equity prices for publicly traded companies.  Many of these events have been related to actual or perceived lack of liquidity in the credit markets.

Over the past three years, we have raised approximately $1.1 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.1 billion on capital expenditures to grow our business.  We expect that our cash on deposit as of March 31, 2009 of $301.0 million and $100 million borrowing capacity under our revolving credit facility will be sufficient to satisfy our remaining aircraft purchase commitments of $244.6 million as of March 31, 2009.  The cash we expect to generate from future operations and sales of aircraft provide us with additional liquidity.  We plan to continue to be disciplined in our capital commitment program, including preserving liquidity and continuing to pre-finance capital expenditures.  Therefore, we do not foresee an immediate need to raise capital through new financings.  See “Items 1A. Risk Factors” in Part II of this Annual Report for a discussion of some of the risks associated with the continuing financial and credit crisis and worldwide economic downturn.

In order to prudently manage our business during this period, we are taking the following actions:

•	Capital expenditures are being carefully evaluated and prioritized;

•	Management salaries have been frozen; and

•	Staffing levels and compensation structures are being reviewed to properly position the Company to continue meeting customers’ needs while maintaining operational safety.

We have made some staffing reductions in the U.S. Gulf of Mexico, West Africa and Australia business units.  We began consultations with U.K. union representatives and employees in our Europe and EH Centralized Operations business units regarding potential staffing reductions in fiscal year 2010.  Similar actions are expected in other business units as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions.  In April and May 2009, a voluntary resignation process was offered to certain employee groups across a number of our business units and involuntary layoffs began for certain employees within our U.S. Gulf of Mexico, WH Centralized Operations, Europe and EH Centralized Operations business units as a part of this workforce reduction plan.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates.  Throughout fiscal year 2009, our primary foreign currency exposure has related to the euro, the British pound sterling and the Australian dollar.  The value of each of these currencies has deteriorated relative to the U.S. dollar causing a substantial reduction in our operating income during the fiscal year 2009.  For additional details, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

Overview of Operating Results

The following table presents our operating results and other income statement information for the applicable periods:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands, except per share data)
Gross revenue:
Operating revenue	$757,424	$918,735	$1,028,964
Reimbursable revenue	86,171	94,029	104,839
Total gross revenue	843,595	1,012,764	1,133,803
Operating expense:
Direct cost	548,364	635,327	718,375
Reimbursable expense	85,938	91,106	102,987
Depreciation and amortization	42,459	54,140	65,514
General and administrative	66,321	92,833	103,656
Gain on GOM Assets Sale	—	—	(36,216)
Gain on disposal of other assets	(10,615)	(9,390)	(9,089)
Total operating expense	732,467	864,016	945,227
Operating income	111,128	148,748	188,576
Earnings from unconsolidated affiliates, net of losses	11,423	12,978	13,224
Interest income (expense), net	(2,224)	(11,054)	(27,018)
Other income (expense), net	(8,998)	1,585	3,368
Income from continuing operations before provision for income taxes and minority interest	111,329	152,257	178,150
Provision for income taxes	(38,781)	(44,526)	(51,269)
Minority interest	(1,200)	83	(2,327)
Income from continuing operations	71,348	107,814	124,554
Income (loss) from discontinued operations	2,824	(3,822)	(246)
Net income	$74,172	$103,992	$124,308

Diluted earnings per common share:
Earnings from continuing operations	$2.64	$3.53	$3.61
Earnings (loss) from discontinued operations	0.10	(0.12)	(0.01)
Net earnings	$2.74	$3.41	$3.60

Fiscal Year 2009 Compared to Fiscal Year 2008

Our gross revenue increased to $1.1 billion for fiscal year 2009 from $1.0 billion for fiscal year 2008, an increase of 12.0%. The increase in gross revenue is due primarily to the acquisitions of Bristow Norway and RLR which generated $52.1 million and $14.9 million, respectively, in additional revenue in fiscal year 2009, as well as the addition of new aircraft and contracts and the impact of improvements in our Europe, West Africa, Southeast Asia and Latin America business units as a result of increases in rates for helicopter services.  Our operating expense increased to $945.2 million for fiscal year 2009 from $864.0 million for fiscal year 2008, an increase of 9.4%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs, and salaries and benefits (associated with the addition of personnel and salary increases), across a majority of our business units, as well as the impact of the acquisitions of Bristow Norway and RLR which incurred operating expense of $48.3 million and $11.7 million, respectively, in fiscal year 2009.  Our operating income and operating margin for fiscal year 2009 increased to $188.6 million and 16.6%, respectively, compared to $148.7 million and 14.7%, respectively, for fiscal year 2008 primarily due to the Gain on the GOM Asset Sale.  Income from continuing operations for fiscal year 2009 of $124.6 million represents a $16.7 million increase from fiscal year 2008.  Diluted earnings per share from continuing operations for fiscal year 2009 of $3.61 represents an $0.08 increase from fiscal year 2008.  This increase was driven primarily by the same factors that affected operating income, partially offset by an increase in interest expense and decrease in interest income during fiscal year 2009.  Diluted earnings per share for fiscal years 2008 and 2009 reflect the assumed conversion of our Preferred Stock, which will convert to our common shares in September 2009 and added approximately 6.5 million shares to our weighted-average share count in both fiscal years.  Primarily as a result of our June 2008 offering, the weighted-average share count rose by 13% in fiscal year 2009 compared to fiscal year 2008.

Results for fiscal year 2009 were unfavorably impacted by the strengthening U.S. dollar.  The changes in foreign currency exchanges rates resulted in a decrease in our operating income of $12.0 million, income from continuing operations of $9.2 million and diluted earnings per share of $0.27.  Excluding the impact of changes in foreign currency exchange rates, diluted earnings per share from continuing operations would have been $3.88 for fiscal year 2009.

Fiscal year 2009 also included the following significant items:

•	The Gain on GOM Asset Sale, which increased operating income by $36.2 million, income from continuing operations by $23.4 million and diluted earnings per share by $0.68.

•
The impact of hurricanes in the U.S. Gulf of Mexico during fiscal year 2009 which resulted in a decrease in flight activity and an increase in costs, which reduced operating income by $2.4 million, income from continuing operations by $2.0 million and diluted earnings per share by $0.06.

•
The April 2008 restructuring of our ownership interests in affiliates in Mexico, part of our Latin America business unit, which resulted in an increase in operating income of $0.8 million, income from continuing operations of $3.7 million and diluted earnings per share of $0.11.

•
The recognition of expense in Australia, part of our Southeast Asia business unit, related to local tax matters, increases in compensation costs retroactive to prior fiscal years and one time costs associated with introducing new aircraft into Australia and re-positioning of aircraft within this business unit, which resulted in a reduction in operating income of $4.1 million, income from continuing operations of $2.9 million and diluted earnings per share of $0.08.

•
A reduction in maintenance expense in fiscal year 2009 in our EH Centralized Operations business unit associated with a credit resulting from the renegotiation of a "power by the hour" contract for aircraft maintenance with a third party provider, which increased operating income by $6.8 million, income from continuing operations by $4.8 million and diluted earnings per share by $0.14.

For further discussion of these items, see discussion of our business units under “— Business Unit Operating Results — Fiscal Year 2009 Compared to Fiscal Year 2008” included elsewhere in this Annual Report.

Excluding the impact of these significant  items, operating margin would have been 13.5% in fiscal year 2009.  Excluding the impact of these same items, diluted earnings per share from continuing operations would have been $2.82.

Fiscal year 2008 included significant items discussed below under “— Fiscal Year 2008 Compared to Fiscal Year 2007,” which collectively increased operating income by $1.4 million, income from continuing operations by $6.9 million and diluted earnings per share by $0.22 in fiscal year 2008.  Excluding these items, operating margin and diluted earnings per share from continuing operations would have been 14.5% and $3.31, respectively, in fiscal year 2008.

In March 2009, we announced in response to the recent worldwide economic downturn that we were freezing management salaries and reviewing and adjusting staffing levels and compensation structures are being reviewed to properly position the Company to continue meeting customers’ needs while maintaining operational safety.  We have made some staffing reductions in the U.S. Gulf of Mexico, West Africa and Australia business units.  We began consultations with U.K. union representatives and employees in our Europe business unit regarding potential staffing reductions in fiscal year 2010.  Similar actions are expected in other business units as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions.  In April and May 2009, a voluntary resignation process was offered to certain employee groups across a number of our business units and involuntary layoffs began for certain employees within our U.S. Gulf of Mexico, WH Centralized Operations, Europe and EH Centralized Operations business units as a part of this workforce reduction plan.  Current estimates of severance costs, net of savings, are $0.2 million for the first quarter of fiscal year 2010.

Fiscal Year 2008 Compared to Fiscal Year 2007

Our gross revenue increased to $1.0 billion for fiscal year 2008 from $843.6 million for fiscal year 2007, an increase of 20.1%. The increase in gross revenue is due primarily to improvements in our Europe, West Africa, Southeast Asia and Latin America business units as a result of increases in rates for helicopter services, increased demand for helicopter services from our existing customers and the addition of new aircraft, as well as the impact of the acquisitions of the Bristow Academy entities which generated $14.8 million in revenue in fiscal year 2008.  Our operating expense increased to $864.0 million for fiscal year 2008 from $732.5 million for fiscal year 2007, an increase of 18.0%.  The increase primarily resulted from higher costs associated with higher activity levels, maintenance costs, and salaries and benefits (associated with the addition of personnel and salary increases), across a majority of our business units, as well as the impact of the acquisitions of the Bristow Academy entities which incurred $15.6 million in expense in fiscal year 2008.  Primarily as a result of the improvement in rates, our operating income and operating margin for fiscal year 2008 increased to $148.7 million and 14.7%, respectively, compared to $111.1 million and 13.2%, respectively, for fiscal year 2007.  Fiscal year 2008 included the following significant items:

•
Costs in our Other International business unit related to a claim by a former agent, whom we terminated in connection with the Internal Review, that decreased operating income by $5.0 million, income from continuing operations by $3.3 million and diluted earnings per share by $0.11.

•
Retirement related expenses for two of our corporate officers that decreased operating income by $1.9 million ($1.1 million in our U.S. Gulf of Mexico business unit, $0.3 million in our Latin America business unit and $0.5 million in our corporate results), income from continuing operations by $1.2 million and diluted earnings per share by $0.04.

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

Beginning on April 1, 2008, the North America business unit was segregated into three separate business units:  U.S. Gulf of Mexico, Arctic and WH Centralized Operations.  Amounts presented below for the fiscal years 2007 and 2008 have been restated to conform to current period presentation.  Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

	Fiscal Year Ended March 31,
	2007	2008	2009
Flight hours (excludes unconsolidated affiliates):
U.S. Gulf of Mexico	144,147	139,938	117,686
Arctic	8,656	7,864	8,493
Latin America	38,417	40,439	51,404
Europe	42,377	44,343	47,493
West Africa	36,124	38,170	39,027
Southeast Asia	12,668	16,029	18,503
Other International	9,318	8,730	7,358
Consolidated total	291,707	295,513	289,964

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Gross revenue:
U.S. Gulf of Mexico	$210,161	$219,299	$222,701
Arctic	15,309	14,254	16,725
Latin America	52,820	63,863	80,533
WH Centralized Operations	14,508	4,105	7,850
Europe	297,934	361,744	401,504
West Africa	131,141	170,770	192,427
Southeast Asia	73,404	111,117	129,073
Other International	46,005	47,518	51,598
EH Centralized Operations	13,896	22,366	31,757
Bristow Academy	—	14,787	24,399
Intrasegment eliminations	(12,058)	(17,195)	(24,848)
Corporate	475	136	84
Consolidated total	$843,595	$1,012,764	$1,133,803

Operating expense: (1)
U.S. Gulf of Mexico	$179,774	$185,168	$190,996
Arctic	12,473	12,492	14,127
Latin America	38,460	50,245	58,561
WH Centralized Operations	17,056	6,205	14,303
Europe	245,115	284,396	326,731
West Africa	112,343	138,829	146,117
Southeast Asia	60,034	87,363	109,184
Other International	36,696	47,801	43,680
EH Centralized Operations	27,476	35,757	59,480
Bristow Academy	—	15,596	23,646
Intrasegment eliminations	(12,058)	(17,195)	(24,848)
Gain on GOM Asset Sale	—	—	(36,216)
Gain on disposal of other assets	(10,615)	(9,390)	(9,089)
Corporate	25,713	26,749	28,555
Consolidated total	$732,467	$864,016	$945,227

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands, except percentages)
Operating income (loss):
U.S. Gulf of Mexico	$30,386	$34,131	$31,705
Arctic	2,836	1,762	2,598
Latin America	14,360	13,618	21,972
WH Centralized Operations	(2,547)	(2,100)	(6,453)
Europe	52,819	77,348	74,773
West Africa	18,798	31,941	46,310
Southeast Asia	13,370	23,754	19,889
Other International	9,309	(283)	7,918
EH Centralized Operations	(13,580)	(13,391)	(27,723)
Bristow Academy	—	(809)	753
Gain on GOM Asset Sale	—	—	36,216
Gain on disposal of other assets	10,615	9,390	9,089
Corporate	(25,238)	(26,613)	(28,471)
Consolidated operating income	111,128	148,748	188,576
Earnings from unconsolidated affiliates	11,423	12,978	13,224
Interest income	8,716	12,725	6,004
Interest expense	(10,940)	(23,779)	(33,022)
Other income (expense), net	(8,998)	1,585	3,368
Income from continuing operations before provision for income taxes and minority interest	111,329	152,257	178,150
Provision for income taxes	(38,781)	(44,526)	(51,269)
Minority interest	(1,200)	83	(2,327)
Income from continuing operations	$71,348	$107,814	$124,554

Operating margin: (2)
U.S. Gulf of Mexico	14.5%	15.6%	14.2%
Arctic	18.5%	12.4%	15.5%
Latin America	27.2%	21.3%	27.3%
Europe	17.7%	21.4%	18.6%
West Africa	14.3%	18.7%	24.1%
Southeast Asia	18.2%	21.4%	15.4%
Other International	20.2%	(0.6)%	15.3%
Bristow Academy	—	(5.5)%	3.1%
Consolidated total	13.2%	14.7%	16.6%
_________

(1)	Operating expense includes depreciation and amortization in the following amounts for the periods presented:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
U.S. Gulf of Mexico	$10,252	$11,045	$12,185
Arctic	648	653	806
Latin America	3,891	3,878	8,301
WH Centralized Operations	653	547	576
Europe	11,671	17,668	21,972
West Africa	6,601	8,090	8,327
Southeast Asia	3,497	4,090	6,281
Other International	3,511	5,161	2,674
EH Centralized Operations	1,510	753	1,941
Bristow Academy	—	1,840	2,094
Corporate	225	415	357
Consolidated total	$42,459	$54,140	$65,514

(2)	Operating margin is calculated as gross revenue less operating expense divided by gross revenue.

Fiscal Year 2009 Compared to Fiscal Year 2008

Set forth below is a discussion of the results of operations of our business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

U.S. Gulf of Mexico

Gross revenue for U.S. Gulf of Mexico increased to $222.7 million for fiscal year 2009 from $219.3 million for fiscal year 2008.  The increase in gross revenue is primarily due to an increase in billings to our customers for fuel costs and a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft in fiscal year 2009 (partially driven by the sale of 53 small aircraft in the GOM Asset Sale on October 30, 2008) as medium and large aircraft earn higher rates than small aircraft.  This increase was partially offset by the negative impact of hurricanes in the Gulf of Mexico during fiscal year 2009 as well as a decrease in flight hours resulting from the sale of the aircraft included in the GOM Asset Sale.  In connection with the GOM Asset Sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we agreed to operate the aircraft included in the GOM Asset Sale until operational control was transferred to the buyer’s FAA operating certificate.  We generated $2.1 million in revenue from the TSA during fiscal year 2009, which also partially offset the loss of revenue from the sale of the aircraft.

Operating expense for U.S. Gulf of Mexico increased to $191.0 million for fiscal year 2009 from $185.2 million for fiscal year 2008.  Due to the fact that some of our bases were damaged by hurricanes in fiscal year 2009, we incurred higher than normal operating costs, such as unreimbursed property expenses and evacuation and redeployment expenses.  Also contributing to increases in operating expenses were increases in salaries and fuel costs during fiscal year 2009.  Fuel costs are mostly recovered from our customers.  Primarily as a result of the hurricanes in fiscal year 2009, the operating margin for this business unit decreased to 14.2% for fiscal year 2009 from 15.6% for fiscal year 2008.  We essentially recovered our costs under the TSA, which was completed in the March 2009 quarter.  Excluding the impact of the hurricanes, our operating margin would have been 15.2% in fiscal year 2009.

The GOM Asset Sale resulted in a pre-tax gain of $36.2 million, or $0.68 per diluted share after tax, which is recorded in Gain on GOM Asset Sale in our consolidated statement of income.

We employ approximately 290 active pilots in our U.S. Gulf of Mexico and Arctic operations who are represented by the OPEIU under a collective bargaining agreement.  We and the pilots represented by the OPEIU ratified an amended collective bargaining agreement on October 31, 2008 with an October 4, 2008 effective date.  The two-and-a-half year agreement includes annual pilot wage increases of 6% beginning on October 4, 2008 and improvements to other benefits.  We are seeking to increase the rates we charge customers to recover these and other cost increases.

Arctic

Gross revenue for Arctic increased to $16.7 million for fiscal year 2009 from $14.3 million for fiscal year 2008, primarily due to new contract work during fiscal year 2009.  Flight hours increased 8% in fiscal year 2009 from fiscal year 2008 as a result of this new work.

Operating expense for Arctic increased to $14.1 million for fiscal year 2009 from $12.5 million for fiscal year 2008, primarily due to increased salaries, maintenance and other costs resulting from the increase in flight activity.  The operating margin for this business unit increased to 15.5% for fiscal year 2009 versus 12.4% for fiscal year 2008 as a result of the new contract work.

Latin America

Gross revenue for Latin America increased to $80.5 million for fiscal year 2009 from $63.9 million for fiscal year 2008, primarily due to the $14.9 million impact on gross revenue from the consolidation of RLR effective April 1, 2008, recognition of revenue on an accrual basis and additional contracts in Mexico that commenced in September 2008 as discussed below.  As discussed in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, we previously recognized revenue on a cash basis from our 49% owned unconsolidated affiliate in Mexico, Hemisco Helicopters International, Inc. (together with Heliservicio “HC”).  This increase was partially offset by lower revenue in Trinidad as a result of reduced flight hours driven by lower demand by three major customers in Trinidad.

Operating expense for Latin America increased to $58.6 million for fiscal year 2009 from $50.2 million for fiscal year 2008, primarily due to the $11.7 million effect of the consolidation of RLR effective April 1, 2008.  This was partially offset by lower operating expense in Trinidad due to the reduction in flight activity and in Brazil due to the operation of fewer aircraft.  Primarily as a result of the impact of the reorganization of our Mexico operations, the operating margin for this business unit increased to 27.3% for fiscal year 2009 from 21.3% for fiscal year 2008.

In September 2008, our 24%-owned unconsolidated affiliate in Mexico, Heliservicio, began a five-year contract to provide ten medium helicopters to PEMEX.  The total revenue over the term of the contract is estimated at $150 million.  This new contract replaced a previous contract for three helicopters.  Additionally, in April 2008, Heliservicio began a five-year contract to provide five medium and two small helicopters to PEMEX and, in January 2008, began a three-year contract extension to lease and operate eight medium helicopters for the Comision Federal de Electricidad, the national power supplier of Mexico.  Twenty-one of the aircraft operated by Heliservicio are leased from us.  As a result of working capital and other cash requirements to commence operations on these contracts, Heliservicio’s payment of billings for aircraft leased from RLR and other consolidated subsidiaries has been delayed.  We have recorded a provision for bad debt for $0.9 million relating to Mexico receivables due to the uncertainty as to their collectibility.  We will continue to monitor the cash flow for Heliservicio in order to evaluate the collectibility of our billings.  During the September 2008 quarter, we purchased two medium aircraft for $14.5 million which were leased to Heliservicio for use in their operations.  In January 2009, we sold these aircraft for the same price to a third party leasing company that leases these aircraft to Heliservicio.

With respect to four aircraft we lease to customers in three Latin America countries, we have re-evaluated our aircraft leasing arrangements and do not intend to renew these leases upon expiration.  We do not expect the termination of this work to result in a material impact on our consolidated results of operations.

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

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, increased to $7.9 million for fiscal year 2009 from $4.1 million for fiscal year 2008 as a result of increased part sales activity.

Operating expense increased to $14.3 million for fiscal year 2009 from $6.2 million for fiscal year 2008, primarily due to increases in costs of part sales and other costs that are managed centrally by WH Centralized Operations and not allocated to the other Western Hemisphere business units (including management salaries and information technology costs).  The increase in costs resulted in a $4.4 million decrease in operating income from this business unit compared to fiscal year 2008.

Europe

Gross revenue for Europe increased to $401.5 million for fiscal year 2009 from $361.7 million for fiscal year 2008, primarily as a result of the consolidation of Bristow Norway effective October 31, 2008 ($52.1 million), increases in out-of-pocket costs rebilled to our customers (reimbursable revenue), additional aircraft in this market, billings to our customers for fuel costs and increased rates under new and existing contracts, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound sterling during fiscal year 2009 and by reduced search and rescue work.  We previously provided search and rescue services for the U.K. Maritime Coastguard Agency (“MCA”).  The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008.  We had $1.5 million and $20.9 million in revenue and $0.9 million and $13.6 million in operating expense associated with the MCA contract, for fiscal years 2009 and 2008, respectively.  We sold one of the search and rescue aircraft in January 2008 and three additional aircraft during fiscal year 2009.  Two of the remaining aircraft are employed in Den Helder, Netherlands in support of another search and rescue contract.  Additionally, fiscal year 2009 included $3.6 million in revenue related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods and $1.6 million in other revenue adjustments related to prior periods.  Fiscal year 2008 included revenue associated with contractual rate escalations for services performed in prior periods totaling $2.0 million.

Operating expense for Europe increased to $326.7 million for fiscal year 2009 from $284.4 million for fiscal year 2008, primarily due to the consolidation of Bristow Norway ($48.3 million), increases in reimbursable costs, a bad debt provision of $1.3 million for a customer that went into receivership, a $1.5 million impairment charge for obsolete inventory, fuel costs (which are generally rebilled to our customers), allocations of overhead costs, depreciation (resulting from changes in the mix of aircraft), pension costs and other costs (including training, freight and travel), partially offset by the impact of exchange rate changes, reduced third party lease expense and search and rescue work costs.  Additionally during fiscal year 2009, costs for Europe benefited from a shift of certain costs to EH Centralized Operations.  As a result of the loss of the higher margin search and rescue contract and the consolidation of Bristow Norway (which earned lower operating margins than the remainder of the Europe business unit), operating margin for Europe decreased to 18.6% for fiscal year 2009 from 21.4% for fiscal year 2008.

On October 31, 2008, we acquired the remaining 51% interest in Bristow Norway from the other Bristow Norway shareholders in exchange for our 49% ownership interest in Bristow Norway’s subsidiary, Lufttransport AS, plus $5.1 million of cash.  Simultaneously with the acquisition, we recapitalized Bristow Norway by contributing $24.6 million in equity which Bristow Norway used to repay a portion of its debt.  We now own 100% of Bristow Norway, and we consolidate this entity effective October 31, 2008, including $18.3 million of remaining debt as of March 31, 2009.  Bristow Norway generated $54.6 million of revenue and $3.5 million of operating income in excess of that earned under what are now intercompany leases during the period from October 31, 2008 to March 31, 2009.  Revenue from intercompany leasing has been eliminated in consolidation beginning October 31, 2008.

Under our contract in the North Sea with Integrated Aviation Consortium for the provision of helicopter transportation services to offshore facilities both east and west of the Shetland Islands six new Sikorsky S-92 helicopters replaced six AS332L Super Puma helicopters.  These aircraft were delivered in fiscal year 2008; five went into service in fiscal year 2008 and the sixth went into service in early fiscal year 2009.

In July 2008, Bristow Norway was awarded a new contract by StatoilHydro ASA and ENI Norge AS that we expect to commence on June 1, 2009.  The total value of the contract is approximately 1.4 billion Norwegian kroner ($244 million), including option periods.  The contract has a duration of six years plus three one-year options and requires two new, large helicopters which will perform crew change services and 24-hour search and rescue services.

During fiscal year 2009, we completed negotiations with unions representing our pilots and engineers in the U.K.  New labor rates were effective for ground staff retroactive to July 1, 2008 and expire June 30, 2011.  Annual labor rates for ground staff will increase 5.2% in the first year and 4.2% in each of the second and third years.  New labor rates for pilots were effective on September 1, 2008 and expire August 31, 2011.  Pilots will receive annual labor rate escalations of 5.7% in the first year and the higher of 4.2% or the retail price index in each of the second and third years.  Through our agreed escalation clauses in our commercial contracts, we anticipate increasing the rates we charge customers to recover this and other cost increases.

We have begun to integrate Bristow Norway into our Europe business unit, including administrative and operating activities.  The future operating results and operating margins for Europe, including Bristow Norway, are expected to improve from this integration as well as a result of the new contract discussed above, partially offset by increased labor costs under the three union agreements.

West Africa

Gross revenue for West Africa increased to $192.4 million for fiscal year 2009 from $170.8 million for fiscal year 2008, primarily as a result of increased rates under our contracts with major customers in Nigeria and a general increase in flight activity in this market over fiscal year 2008 resulting from new contracts and additional ad hoc flying.

Operating expense for West Africa increased to $146.1 million for fiscal year 2009 from $138.8 million for fiscal year 2008.  The increase was primarily a result of increases in various operating expenses, including freight, training and travel, and increased local taxes in fiscal year 2009, partially offset by decreases in maintenance costs and salaries and benefits.  During fiscal year 2008, we reversed $6.7 million in accruals for sales tax contingency items in Nigeria.  The tax contingency items reversed included $5.4 million associated with sales taxes and $1.3 million associated with employee taxes.  Compensation in fiscal year 2008 included approximately $2.5 million in costs incurred for staff redundancies.  Operating margin for West Africa increased to 24.1% for fiscal year 2009 from 18.7% for fiscal year 2008, primarily as a result of the increase in rates.  Excluding the reversal of the accrual for the tax contingency items, our operating margin for fiscal year 2008 would have been 16.2%.  Additionally, changes in exchange rates in fiscal year 2009 resulted in a decrease in operating expense.  Excluding the impact of exchange rate changes, operating margin would have been 20.0% for fiscal year 2009.

The annual contract negotiations with the unions in Nigeria were concluded in December 2008.  We came to an agreement with the junior and senior staff union on a 5% pay increase from April 1, 2008 to March 31, 2009.  We experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Southeast Asia

Gross revenue for Southeast Asia increased to $129.1 million in fiscal year 2009 from $111.1 million for fiscal year 2008, due to higher revenue in both Australia and Malaysia, partially offset by the impact of changes in foreign currency exchange rates.  Australia’s flight activity and revenue increased 5.0% and 10.7%, respectively, from fiscal year 2008, primarily due to the addition of aircraft to this market and rate increases since fiscal year 2008.  Malaysia’s revenue increased by $7.1 million as a result of the addition of aircraft since fiscal year 2008.  Although higher than fiscal year 2008, revenue in Australia was lower than expected, as a portion of our fleet did not generate revenue during fiscal year 2009, due to delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

Operating expense increased to $109.2 million for fiscal year 2009 from $87.4 million for fiscal year 2008 as a result of costs associated with the increase in activity from fiscal year 2008, partially offset by the impact of changes in foreign currency exchange rates.  Operating expense increased more than revenue during fiscal year 2009 as a result of:

•
Salary, maintenance and other costs incurred in connection with aircraft that were not fully operational during fiscal year 2009 as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

•	Increased compensation costs resulting from compensation increases beginning in May 2008 under a new collective bargaining agreement with the pilot’s union in Australia.

•	Increased fuel prices.

    Additionally, fiscal year 2009 included $4.1 million in costs associated with local tax matters, retroactive compensation increases and one time costs associated with introducing new aircraft into Australia and re-positioning of aircraft within this business unit.  As a result of the increase in costs coupled with a portion of our fleet not generating revenue during fiscal year 2009, the operating margin in Southeast Asia decreased to 15.4% for fiscal year 2009 from 21.4% for fiscal year 2008.  Excluding the additional $4.1 million in non-recurring costs discussed above, operating margin would have been 18.6% in fiscal year 2009.

Other International

Gross revenue for Other International increased to $51.6 million for fiscal year 2009 from $47.5 million for fiscal year 2008, primarily due to increased revenue in Russia (which primarily resulted from $1.2 million in escalation charges agreed to by a customer in Russia in fiscal year 2009 and increased rates), Ghana (as a result of a new short-term contract), Libya (re-entry into the market), Turkmenistan (as a result of a new short-term contract) and Mauritania (increased flight hours), partially offset by decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of two less aircraft by the end of fiscal year 2009).

Operating expense decreased to $43.7 million for fiscal year 2009 from $47.8 million for fiscal year 2008.  The decrease in operating expense is due to a reduction in activities in Egypt and the impact of changes in exchange rates in fiscal year 2009.  Additionally, fiscal year 2008 included $5.0 million in costs related to a claim by a former agent whom we terminated in connection with the Internal Review and $1.5 million in additional expense related to amortization of an intangible asset related to an acquisition in Russia.  These decreases were partially offset due to an increase in costs as a result of commencing operations in Ghana, costs to mobilize an aircraft to Libya, and an increase in costs in Kazakhstan resulting from higher maintenance costs in fiscal year 2009 and the inclusion of a bad debt provision release in fiscal year 2008.  Operating margin for Other International increased to 15.3% for fiscal year 2009 from a negative 0.6% for fiscal year 2008.  Excluding the impact of changes in exchange rates and the $1.2 million in escalation charges in Russia, operating margin would have been 8.6% for fiscal year 2009.  Excluding the costs associated with the former agent’s claim and additional amortization costs in Russia, operating margin would have been 13.2% for fiscal year 2008.

EH Centralized Operations

Our EH Centralized Operations business unit is comprised of our technical services business (e.g., modification work/overhauls, design office and production engineering), other non-flight services business (e.g., provision of maintenance, supply chain parts and services and consolidated fleet planning to other Eastern Hemisphere business units) and division level expenses for our Eastern Hemisphere business units.

Gross revenue for EH Centralized Operations increased to $31.8 million for fiscal year 2009 from $22.4 million for fiscal year 2008 as a result an expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit, which increased the intercompany charges to the other Eastern Hemisphere business units, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound sterling during fiscal year 2009.

Operating expense increased to $59.5 million for fiscal year 2009 from $35.8 million for fiscal year 2008, primarily due to an increase in maintenance costs (primarily resulting from an overall increase in heavy maintenance activity, the impact of changes in the euro to U.S. dollar exchange rate as a portion of our third party maintenance contracts are denominated in euros, a charge taken during fiscal year 2009 to reduce the carrying value of obsolete inventory) and the expansion of the infrastructure within this business unit and shifting of certain costs to be managed centrally by this business unit.  This increase was partially offset by $6.8 million in reduced maintenance expense associated with a credit resulting from the renegotiation of a "power by the hour" contract for aircraft maintenance with a third party provider.  Operating expense in fiscal year 2008 was increased by $1.8 million for impairment charges on inventory held for search and rescue configured aircraft. Operating loss for EH Centralized Operations was $27.7 million in fiscal year 2009, compared to $13.4 million in fiscal year 2008, as a result of the increase in costs during fiscal year 2009.

In March 2009, we began implementing our cost reduction initiatives plan, which includes relocating certain functions of this business unit including supply chain, fleet/hub management and finance and human resource to support these functions, to Aberdeen, Scotland.  This relocation will take advantage of efficiencies available from operating alongside the Europe business unit.

Bristow Academy

Gross revenue for Bristow Academy increased to $24.4 million for fiscal year 2009, from $14.8 million for fiscal year 2009, as a result of the expansion of Bristow Academy through the acquisition of Vortex in November 2007 and Severn in December 2008, as well as additional training hours under military contracts.

 Operating expense increased to $23.6 million for fiscal year 2009 from $15.6 million for fiscal year 2008, primarily due to increased business volume.  As a result of the expansion of Bristow Academy during fiscal year 2009, operating margin improved to 3.1% for fiscal year 2009 from a negative 5.5% in fiscal year 2008.  During fiscal year 2009, approximately 200 pilots graduated from Bristow Academy; we hired 58 graduates as instructors at Bristow Academy and 33 graduates as pilots (mostly former instructors) into our other business units.

Corporate

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased by a total of $1.9 million over fiscal year 2008, $0.9 million of which was primarily due to the addition of corporate personnel, an overall increase in salaries and benefits and legal and other professional fees related to the DOJ investigation relating to the Internal Review.  In addition to these increases, corporate operating expense for fiscal year 2009 also increased as compared to fiscal year 2008 as we reversed $1.0 million of previously accrued settlement costs in connection with our settlement of the SEC investigation in fiscal year 2008 (see further discussion of the Internal Review and SEC investigation in Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).

Earnings from Unconsolidated Affiliates

Earnings from unconsolidated affiliates increased to $13.2 million during fiscal year 2009 compared to $13.0 million during fiscal year 2008, primarily due to collection of past due receivables by RLR (see discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report), which resulted in a $3.6 million increase in earnings from unconsolidated affiliates during fiscal year 2009.  This increase was partially offset by decreases of $2.3 million in equity losses from our investment in Heliservicio (we previously accounted for this investment at cost) and a $1.1 million decrease in equity earnings from unconsolidated affiliates in the Eastern Hemisphere.  The $1.1 million decrease is primarily the result of a decrease of $1.8 million in equity earnings from the FB entities due to the weakening of the British pound sterling compared to the U.S. Dollar, partially offset by an increase of $0.7 million in earnings from Norsk (pre-acquisition).

Interest Expense, Net

Interest expense, net of interest income, increased to $27.0 million during fiscal year 2009 compared to $11.1 million during fiscal year 2008, primarily due to additional interest expense of $9.5 million associated with the 3% Convertible Senior Notes issued in June 2008 and the 7½% Senior Notes issued in June and November 2007.  Also, interest income was lower during fiscal year 2009 versus fiscal year 2008 as a result of our shift in cash from higher yielding investments to lower yielding investments in response to the current condition of global financial markets (see further discussion in “— Liquidity and Capital Resources —  Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report).  The increase was partially offset by an increase in capitalized interest, which increased to $14.5 million during fiscal year 2009 versus $12.9 million during fiscal year 2008.

Other Income (Expense), Net

Other income (expense), net, for fiscal year 2009 was $3.4 million compared to $1.6 million for fiscal year 2008, primarily resulting from $1.4 million in gains realized through the sale of 25% of our investment in Heliservicio and $1.3 million in foreign currency transaction gains during fiscal year 2009.  Foreign currency gains during fiscal year 2009 were the result of gains generated on U.S. dollars held by a subsidiary of ours with a British pound sterling functional currency as a result of a lease transaction in fiscal year 2009.  For further details on the lease transaction, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  These gains were partially offset by foreign currency transaction losses for fiscal year 2009, primarily resulting from the impact of the strengthening U.S. dollar against the Nigerian naira on the revaluation of Nigerian naira intercompany receivable balances on the books of a subsidiary with a U.S. dollar functional currency, and the strengthening euro against the British pound sterling on the revaluation of euro-denominated obligations on the books of a subsidiary with a British pound sterling functional currency.  The gain in fiscal year 2008 primarily represents foreign currency transaction gains, which resulted from revaluation of intercompany balances between entities whose functional currencies are the U.S. dollar and Nigeria naira and entities whose functional currency is the British pound sterling.  See a discussion of the Mexican Reorganization in Note 3 and foreign currency transactions in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Taxes

Our effective income tax rates from continuing operations were 28.8% and 29.2% for fiscal year 2009 and fiscal year 2008, respectively.  Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, by the amount of our foreign source income and by our ability to realize foreign tax credits.  The reduction in the effective tax rate was primarily related to the reduction in the U.K. corporation tax rate to 28% and changes in our organizational structure completed on April 1, 2008.

The overall effective tax rate for fiscal year 2009 was impacted by a $3.0 million benefit related to tax elections filed in fiscal year 2009 as part of our overall tax restructuring initiatives and the net accrual of $3.3 million in uncertain tax positions.  Excluding these items, as well as the impact of the GOM Asset Sale, our overall effective tax rate from continuing operations for fiscal year 2009 was 27.1%.  The effective tax rate for fiscal year 2008 was impacted by the reduction in the U.K. corporate tax rate, which resulted in a $2.5 million decrease in our provision for income taxes and a benefit of $3.5 million associated with transactions completed during fiscal year 2008 in connection with an internal reorganization completed on March 31, 2008.  Excluding these items, our effective tax rate from continuing operations for fiscal year 2008 was 33.2%.  For further details on the internal reorganizations in 2009 and 2008, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Proposals have recently been put forth in the U.S. which, if enacted into law, would significantly reform the U.S. taxation of U.S.-based multinational businesses such as ours. These proposals include, but are not limited to, reforming the foreign tax credit rules which would have the likely effect of reducing the foreign tax credit available to offset U.S. income tax and increase the double taxation of foreign earnings, limiting the deductibility of expenses to the extent the deductions are deemed related to the production of certain non-U.S. income and restricting some of the flexibility of structuring foreign operations that is part of the current U.S. tax regulations. These could have a material impact on the amount of our earnings subject to tax in the U.S. as well as the timing for subjecting such earnings to U.S. tax. See Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for further information on the tax treatment of our foreign earnings.

Minority Interest

Minority interest expense for fiscal year 2009 was $2.3 million of expense compared to $0.1 million of income for fiscal year 2008.  The increase in minority interest expense is due to increases in income from our Russian subsidiary as well as minority interest of $0.7 million during fiscal year 2009 due to the consolidation of RLR effective April 1, 2008.  See Note 3 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report.

Discontinued operations

Discontinued operations for fiscal year 2009 incurred $0.2 million after-tax loss compared to $3.8 million after-tax loss incurred in fiscal year 2008.  We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.  The $0.2 million after-tax loss during fiscal year 2009 resulted from purchase price adjustments from the sale of Grasso.  The loss for fiscal year 2008 is due to taxes associated with non-deductible goodwill of $4.9 million recorded in the provision for income taxes on discontinued operations on our consolidated statement of income, as well as $1.5 million in transaction expenses partially offset by the $1.0 million gain on sale and $2.2 million pre-sale operating income.

Fiscal Year 2008 Compared to Fiscal Year 2007

Set forth below is a discussion of the results of operations of our business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

U.S. Gulf of Mexico

Gross revenue for U.S. Gulf of Mexico increased to $219.3 million for fiscal year 2008 from $210.2 million for fiscal year 2007.  The increase in gross revenue is primarily due to a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft in fiscal year 2008, as well as increased rates, partially offset by a decrease in flight hours.

Operating expense for U.S. Gulf of Mexico increased to $185.2 million for fiscal year 2008 from $179.8 million for fiscal year 2007.  Operating expense increased primarily due to increases in fuel costs, salaries and allocations of maintenance costs from WH Centralized Operations.  The operating margin for this business unit increased to 15.6% for fiscal year 2008 versus 14.5% for fiscal year 2007.

Arctic

Gross revenue for Arctic decreased to $14.3 million for fiscal year 2008 from $15.3 million for fiscal year 2007 due to contract delays and flight hour reductions in fiscal year 2008.  Flight hours decreased 9.1% in fiscal year 2008 from fiscal year 2007.

Operating expense for Arctic remained flat at $12.5 million for fiscal year 2008 and fiscal year 2007.  Due to a number of contract delays, our Arctic fleet did not generate as much revenue as we expected while we continued to incur fixed costs during fiscal year 2008, and the operating margin for this business unit decreased to 12.4% for fiscal year 2008 versus 18.5% for fiscal year 2007.

Latin America

Gross revenue for Latin America increased to $63.9 million for fiscal year 2008 from $52.8 million for fiscal year 2007, primarily due to a 13.6% increase in flight activity in Trinidad resulting from the addition of aircraft in this market since fiscal year 2007.  Additionally, flight hours and gross revenue in Mexico also increased by 24.0% and 21.3%, respectively.  The increases in revenue in Trinidad and Mexico for fiscal year 2008 were partially offset by a 34.6% decrease in flight activity in Brazil, as six aircraft were sold during fiscal year 2008.  As discussed in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, we previously recognized revenue on a cash basis from our 49% owned unconsolidated affiliate in Mexico, HC.  As of March 31, 2008, $1.8 million of amounts billed but not collected from HC had not been recognized in our results, and our 49% share of the equity in earnings of RLR was reduced by $3.5 million for amounts billed but not collected from HC.  During fiscal year 2008, we recognized revenue of $0.6 million upon receipt of payment from HC for amounts billed in fiscal year 2007 and recorded equity earnings from RLR of $0.8 million related to receipt of payment by RLR from HC for amounts billed in fiscal year 2007.

Operating expense for Latin America increased to $50.2 million for fiscal year 2008 from $38.5 million for fiscal year 2007, primarily due to increased expenses in Trinidad and Mexico resulting from the increase in flight activity in those markets.  Operating expense for the Latin America business unit includes $0.3 million in allocation of retirement related expense for one of our corporate officers.  Operating margin for this business unit decreased to 21.3% for fiscal year 2008 compared to 27.2% for fiscal year 2007, primarily resulting from fixed costs in Brazil.

WH Centralized Operations

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, decreased to $4.1 million for fiscal year 2008 from $14.5 million for fiscal year 2007 primarily due a reduction in technical services revenue of $8.0 million as a result of the sale of Turbo in November 2006.

Operating expense decreased to $6.2 million for fiscal year 2008 from $17.1 million for fiscal year 2007, primarily due to a decrease in operating expense of $6.7 million as a result of the sale of Turbo.

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

We previously provided search and rescue services for the MCA.  The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008.  In fiscal years 2007 and 2008, we had $32.7 million and $24.3 million, respectively, in operating revenue associated with this contract.

West Africa

Gross revenue for West Africa increased to $170.8 million for fiscal year 2008 from $131.1 million for fiscal year 2007, primarily as a result of an increase in rates under our contracts with customers and the addition of new aircraft in Nigeria.  During fiscal year 2008, we renegotiated four different contracts with three major customers which included rate escalations, a portion of which were retroactive to fiscal year 2007, and future rate escalations through the contract extension periods.  In December 2007, a major customer in Nigeria notified us of termination of a contract effective March 17, 2008 under which we operated and maintained fixed-wing aircraft owned by the customer.

Operating expense for West Africa increased to $138.8 million for fiscal year 2008 from $112.3 million for fiscal year 2007.  The increase was primarily a result of safety and compensation related increases, including severance accruals, wage increases and additional end of service costs, increases in maintenance expense (resulting from the increase in activity and an increase in allocations of maintenance from EH Centralized Operations), and additional costs related to training of local Nigerian personnel, which were partially offset by the reversals of $6.7 million in accruals for tax contingency items in fiscal year 2008 and decreases in other expenses, including freight charges and travel costs. $2.8 million of the accruals for tax contingency items reversed in fiscal year 2008 were originally accrued in fiscal year 2007.  Compensation related increases in fiscal year 2008 included approximately $2.5 million in costs incurred for staff redundancies.  The tax contingency items reversed included $5.4 million associated with sales taxes and $1.3 million associated with employee taxes.  Operating margin for West Africa increased to 18.7% for fiscal year 2008 from 14.3% for fiscal year 2007, primarily as a result of the increases in rates and reversal of the accruals for tax contingency items.  Excluding the reversal of the accruals for tax contingency items and the employee redundancy costs, our operating margin for fiscal year 2008 would have been 16.2%.

Southeast Asia

Gross revenue for Southeast Asia increased to $111.1 million for fiscal year 2008 from $73.4 million for fiscal year 2007, primarily due to higher revenue in both Australia and Malaysia.  Australia’s flight activity and revenue increased 18.2% and 54.1%, respectively, from fiscal year 2007, primarily due to the addition of aircraft to this market and rate increases.  Malaysia’s revenue increased by over 200% as a result of the addition of four medium aircraft during fiscal year 2008.

Operating expense increased to $87.4 million for fiscal year 2008 from $60.0 million for fiscal year 2007 as a result of an increase in salary, maintenance and fuel costs primarily driven by the increase in activity compared to fiscal year 2007.  As a result of new aircraft added at higher margins and increased rates on other contracts in Australia and the addition of aircraft in Malaysia in fiscal year 2008, operating margin increased to 21.4% for fiscal year 2008 from 18.2% for fiscal year 2007. In April 2008, we completed negotiations on the collective bargaining agreement with the pilot’s union in Australia, which resulted in a portion of the increase in salary cost discussed above, as portions of the salary increases were retroactive.

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

Operating expense increased to $47.8 million for fiscal year 2008 from $36.7 million for fiscal year 2007.  The increase in operating expense is primarily due to increased operational costs associated with the increases in flight activity in Egypt and India, the performance of a short-term contract in Libya, increases in operating costs associated with new aircraft operating in Kazakhstan, increased employee costs in Russia and increased allocations of maintenance costs from EH Centralized Operations.  Additionally, our results for fiscal year 2008 include $5.0 million in costs related to a claim by a former agent whom we terminated in connection with the Internal Review and $1.5 million in additional expense related to the price paid for an acquisition in Russia in a prior period classified as a intangible asset and amortized to expense.  As a result of increased costs in a number of markets, including for the former agent’s claim and additional amortization costs, operating margin for Other International decreased to a negative 0.6% for fiscal year 2008 from a positive 20.2% for fiscal year 2007.  Excluding the costs associated with the former agent’s claim and the additional amortization costs recorded in Russia, our operating margin would have been 13.2%.

EH Centralized Operations

Gross revenue for EH Centralized Operations increased to $22.4 million for fiscal year 2008 from $13.9 million for fiscal year 2007 as a result of increases in charges to other Eastern Hemisphere business units for cost allocations and part sales, partially offset by a decrease in third party technical services revenue.

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

Gross revenue and operating expense for Bristow Academy were $14.8 million and $15.6 million for fiscal year 2008, respectively, resulting in a $0.8 million loss for fiscal year 2008.  The results for fiscal year 2008 were impacted by depreciation on the stepped-up cost basis of assets resulting from purchase price accounting for this acquisition.  During fiscal year 2008, approximately 200 pilots graduated from Bristow Academy, and we hired 47 pilots into our other business units who are recent graduates of Bristow Academy.

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

Interest Expense, Net

Interest expense, net of interest income, increased to $11.1 million during fiscal year 2008 compared to $2.2 million during fiscal year 2007, primarily due to additional interest expense of $21.0 million associated with the 7½% Senior Notes issued in June and November 2007, partially offset by an increase in capitalized interest from $6.4 million in fiscal year 2007 to $12.9 million in fiscal year 2008 and a $4.0 million increase in interest income.  More interest was capitalized in fiscal year 2008 as a result of the increase in the amount of construction in progress related to helicopters being manufactured as  discussed under “— Liquidity and Capital Resources — Cash Flows — Investing Activities” and in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  The increase in interest income primarily resulted from an increase in cash on hand during fiscal year 2008 as a result of the issuance of the 7½% Senior Notes.

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

Minority Interest

Minority interest expense for fiscal year 2008 was $0.1 million of income compared to $1.2 million of expense for fiscal year 2007.  The increase in minority interest expense is due to increases in income from our Russian subsidiary.

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

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Cash and cash equivalents were $290.1 million and $301.0 million as of March 31, 2008 and 2009, respectively.  Working capital as of March 31, 2008 and 2009 was $541.4 million and $548.4 million, respectively.  Working capital, as well as cash and cash equivalents, remained relatively flat when comparing March 31, 2008 to March 31, 2009.  However, during fiscal year 2009, we generated cash primarily as a result of an increase in cash and cash equivalents resulting from operating cash flows, proceeds from the sale of assets, the issuance of the 3% Convertible Senior Notes and the Common Stock in June 2008, which were offset by capital expenditures for aircraft and other equipment.

	March 31,
	2008	2009
	(In thousands)
Capital structure:
7½% Senior Notes due 2017	$350,601	$350,537
6⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038	—	115,000
Other debt	25,617	50,309
Total debt	606,218	745,846
Stockholders’ investment	967,441	1,200,351
Total capital	$1,573,659	$1,946,197
Liquidity:
Cash	$290,050	$300,969
Undrawn borrowing capacity on revolving credit facility	100,000	100,000

We assess our liquidity in terms of our ability to generate cash from operations to fund our investing and financing activities.  While our principal source of liquidity for the past three years has been financing cash flows which we have used to fund our fleet renewal program, we have also generated significant operating cash flows.  We maintain a conservative capital structure to provide financial flexibility.  Accordingly, over the past three years we have raised $1.1 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.1 billion on capital expenditures to grow our business.  In addition, other significant factors that affect our overall management of liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of available bank lines of credit and ability to attract long-term capital at satisfactory terms.

Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  One of our unconsolidated affiliates has been unable to secure financing and we have seen a decline in the demand for helicopter services, primarily in the exploration and development sector, with more limited declines in the production sector.  We have assessed the implications of these factors on our current business and are continuing to closely monitor the impact on our customers and suppliers.  Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.  However, the volatility and downturn in the financial markets has caused an approximate 20% decline in the market value of the U.K. pension plan assets from March 31, 2008 to March 31, 2009.  We are monitoring and evaluating the U.K. and Bristow Norway pension plans’ investments, obligation and funding rate to determine if any changes are appropriate.

We issued $115.0 million of 3% Convertible Senior Notes and 4,996,900 shares of Common Stock in a public offering and private placement in June 2008.  We expect that our cash on deposit as of March 31, 2009 of $301.0 million and $100 million borrowing capacity under our revolving credit facility will be sufficient to satisfy our remaining aircraft purchase commitments of $244.6 million as of March 31, 2009.  Additionally, we expect such available liquidity will be sufficient to fund acquisition opportunities currently be considered in the near term, although we cannot predict the likelihood of completing, or the timing of, any such transactions.  The cash we expect to generate from future operations and sales of aircraft provide us with additional liquidity.  We plan to continue to be disciplined in our capital commitment program, including preserving liquidity and continuing to pre-finance capital expenditures (which includes an estimate of future cash flow).  Therefore, we do not foresee an immediate need to raise capital through new financings.  Nevertheless, we cannot predict the continued effects of market volatility, and we could experience a significant impact to our liquidity, financial position or results of operations as a result of the global financial crisis and economic downturn in the future.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $104.4 million, $87.6 million and $127.9 million during fiscal years 2007, 2008 and 2009, respectively.  Non-cash working capital used $23.2 million, $99.6 million and $31.4 million in cash flows from operating activities during fiscal years 2007, 2008 and 2009, respectively.  The increase in net cash provided by operations between fiscal years 2009 and 2008 is due to non-cash working capital use of $31.4 million in cash flows from operating activities in fiscal year 2009 compared to $99.6 million used in fiscal year 2008.  Additionally, during fiscal year 2009 dividends received in excess of earnings from unconsolidated affiliates generated $7.0 million more in cash flow versus fiscal year 2008 as a result of dividend payments received from an unconsolidated affiliate.  These increases were offset by decreases in other liabilities and deferred credits as we pre-funded fiscal year 2010 employer contributions for the U.K. pension plan in March 2009, resulting in a $14.3 million decrease in operating cash flows for fiscal year 2009.  The decrease in net cash provided by operations between fiscal years 2008 and 2007 was primarily due to cash used to fund working capital requirements in fiscal year 2008 resulting from the expansion of our business due to purchases of additional aircraft and increases in flight hours for our existing aircraft fleet.  Cash flows from operating activities improved during fiscal year 2007 compared to fiscal year 2006, primarily due to the favorable change in non-cash working capital, changes in deferred income taxes and the improvement in net income during fiscal year 2008 versus fiscal year 2007.

Investing Activities

Cash flows used in investing activities were $264.3 million, $310.1 million and $369.5 million for fiscal years 2007, 2008 and 2009, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009
Number of aircraft delivered:
Small	4	4	5
Medium	17	14	11
Large	5	8	10
Fixed wing	—	1	—
Training	—	9	10
Total aircraft (1)	26	36	36
Capital expenditures (in thousands):
Aircraft and related equipment	$294,444	$328,479	$445,138
Other	10,332	9,524	9,772
Total capital expenditures	$304,776	$338,003	$454,910
_________

(1)	Includes one aircraft in fiscal year 2007, two aircraft in fiscal year 2008 and three aircraft in fiscal year 2009 that were not acquired through orders.

Fiscal Year 2009 — During fiscal year 2009, we made final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods totaling $395.5 million and capitalized $14.5 million of interest relating to construction of new aircraft.  Also during fiscal year 2009, we spent an additional $35.1 million on upgrades and modifications to aircraft within our existing aircraft fleet, purchases of simulators and other associated items and to customize new aircraft delivered for our operations.

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico in the GOM Asset Sale for $65 million, resulting in a pre-tax gain of $36.2 million.  See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  This sale of assets is a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.

In addition to the GOM Asset Sale, during fiscal year 2009 we received proceeds of $36.9 million primarily from the disposal of 13 aircraft and certain other equipment, which together resulted in a net gain of $9.5 million. Also during fiscal year 2009, we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.

On October 31, 2008, we acquired the remaining 51% interest in Bristow Norway from the other Bristow Norway shareholders in exchange for our ownership interest in Bristow Norway’s subsidiary, Lufttransport AS, plus $5.1 million of cash.  Simultaneously with the acquisition, we recapitalized Bristow Norway by contributing $24.6 million in equity, which Bristow Norway used to repay a portion of its debt.

As discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, effective April 1, 2008, we sold a 25% interest in Heliservicio, an unconsolidated affiliate of ours operating in Mexico, in return for a small aircraft with a value of $2.4 million.  We now own a 24% interest in Heliservicio.  This transaction resulted in a gain of $1.4 million.  We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR.  We now own a 70% interest in this entity.  The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our consolidated statement of cash flows for fiscal year 2009.

In December 2008, we acquired Severn, a multi-engine instrument flight training provider located in Gloucestershire, England, in exchange for our assumption of $3.5 million in debt, which we repaid prior to December 31, 2008.

Due to the significant investment in aircraft made in fiscal years 2007, 2008 and 2009, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case in fiscal year 2010.  Also, in fiscal year 2010, we expect to invest approximately $40 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.

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

As discussed in Note 2 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report, during fiscal year 2008 we acquired all of the common equity of Bristow Academy for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during fiscal year 2008.  Additionally, we acquired Vortex for $2.0 million in November 2007.  We contributed capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement, the funds of which were used by RLR towards the purchase of a medium aircraft.

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

Financing Activities

Cash flows provided by financing activities were $215.7 million, $328.9 million and $297.9 million for fiscal years 2007, 2008 and 2009, respectively.

During fiscal year 2009, cash was provided by our issuance of the 3% Convertible Senior Notes, resulting in net proceeds of $111.2 million, by our issuance of 4,996,900 shares of Common Stock in a public offering and concurrent private placement in June 2008 resulting in net proceeds of $224.2 million, and by our receipt of proceeds of $1.1 million from the exercise of options to acquire shares of our Common Stock by our employees.  Cash was used for the payment of Preferred Stock dividends of $12.7 million and the repayment of debt totaling $23.5 million.  This includes our repayment of $10.8 million of Bristow Norway debt and $3.5 million of debt in connection with our acquisition of Severn.  See Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of the issuance of the 3% Convertible Senior Notes.  See Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of the issuance of the Common Stock.  See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of the acquisitions of Bristow Norway and Severn.

During fiscal year 2008, cash was provided by our issuance of 7½% Senior Notes completed in June and November 2007, resulting in net proceeds of $344.7 million, and by our receipt of proceeds of $5.8 million from the exercise of options to acquire shares of our Common Stock primarily by our employees.  Cash was used for the payment of Preferred Stock dividends of $12.7 million and the repayment of debt totaling $10.1 million.

During fiscal year 2007, cash was provided by the issuance of Preferred Stock in September and October 2006 resulting in net proceeds of $222.6 million, and by our receipt of proceeds of $3.9 million from the exercise of options to acquire shares of our Common Stock by our employees and former directors.  Cash was used for the payment of Preferred Stock dividends of $6.1 million and the repayment of debt totaling $5.7 million.

See further discussion of outstanding debt as of March 31, 2009 and our debt issuances and redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Preferred Stock — Annual cumulative cash dividends of $2.75 per share of Preferred Stock are payable quarterly on the fifteenth day of each March, June, September and December.  If declared, dividends on the 4,600,000 shares of Preferred Stock would be $3.2 million on each quarterly payment date through the conversion date on September 15, 2009.  Unless converted earlier pursuant to their terms, on September 15, 2009, the Preferred Stock will convert into Common Stock based on specified conversion rates.  For further discussion of the terms and conditions of the Preferred Stock, see Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2009 was $745.8 million, of which $6.0 million was classified as current.  Our significant debt maturities relate to our $230 million of 6⅛% Senior Notes, $350 million of 7½% Senior Notes and $115 million of 3% Convertible Senior Notes, which mature in 2013, 2017 and 2038, respectively.

See further discussion of outstanding debt as of March 31, 2009 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Other Obligations

Pension Plan — As of March 31, 2009, we had recorded on our balance sheet a $76.4 million pension liability related to the Bristow Helicopters Group Limited (“Bristow Helicopters,” a wholly-owned subsidiary of Bristow Aviation) pension plan.  The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date.  The minimum funding rules of the U.K. require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by U.K. legislation) within three years and 100% funded within 10 years.  In order to meet our funding requirements, we increased the contributions to the plans to £7.3 million ($10.5 million) per year beginning in fiscal year 2008 and continuing in fiscal year 2009.  We pre-funded the fiscal year 2010 employee contributions for the U.K. pension plan in March 2009 for $14.3 million.  Nevertheless, regulatory agencies in the U.K. may require us to further increase the contributions.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2009 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report:

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2010	2011 – 2012	2013 - 2014	2015 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$745,309	$5,909	$20,696	$238,251	$480,453	$—
Interest	398,092	45,912	90,773	82,656	178,751	—
Aircraft operating leases (2)	72,506	9,698	11,824	8,400	42,584	—
Other operating leases (3)	43,607	4,765	9,517	7,036	22,289	—
Pension obligations (4)	178,707	6,686	42,680	43,692	85,649	—
Aircraft purchase obligations (5)	244,590	233,043	11,547	—	—	—
Other purchase obligations (6)	35,308	35,308	—	—	—	—
Tax reserves (7)	5,315	—	—	—	—	5,315
Total contractual cash obligations	$1,723,434	$341,321	$187,037	$380,035	$809,726	$5,315
Other commercial commitments:
Debt guarantees (8)	$14,331	$—	$14,331	$—	$—	$—
Other guarantees (9)	27,258	440	5,233	21,585	—	—
Letters of credit	1,360	1,155	205	—	—	—
Other commitments (10)	101,751	29,627	26,124	—	46,000	—
Total commercial commitments	$144,700	$31,222	$45,893	$21,585	$46,000	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.5 million.

(2)
Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023.  See Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately ten years.  As of March 31, 2009, we had recorded on our balance sheet a $81.4 million pension liability associated with these obligations.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 7 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(6)
Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases and amounts committed under a supply agreement.  See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(7)
Represents gross unrecognized benefits in connection with uncertain tax positions that may result in cash payments being made to certain tax authorities.  We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)	We have guaranteed the repayment of up to £10 million ($14.3 million) of the debt of FBS, an unconsolidated affiliates.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time.  As of March 31, 2009, surety bonds denominated in Mexican pesos with an aggregate value of 375 million Mexican pesos ($26.1 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from CIC, our partner in Heliservicio, for 76% ($20.7 million) of the surety bonds outstanding.

(10)
In connection with the Bristow Norway acquisition (see “Part I.  Item I.  Business — Overview” included elsewhere in this Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft.  Two of these aircraft are not currently operated by Bristow Norway, but our former partner has agreed to purchase the aircraft and lease the aircraft to Bristow Norway for an initial period of five years, with three one-year options for extension, as soon as practicable.  The existing three aircraft leases expire in June 2009, December 2009 and August 2011.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, whereas, in other circumstances, generally accepted accounting principles require us to make estimates, judgments and assumptions that we believe are reasonable based upon information available.  We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.  We believe that of our significant accounting policies, as discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, the following involve a higher degree of judgment and complexity.  Our management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our board of directors and the Audit Committee has reviewed our disclosure.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes.  The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.  Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes.  These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate.  We believe that an appropriate liability has been established for estimated exposures.  However, actual results may differ materially from these estimates.  We review these liabilities quarterly.  During fiscal year 2009, we had net accruals of reserves for estimated income tax exposures of $3.3 million.  During fiscal years 2007 and 2008, we had net reversals of reserves for estimated income tax exposures of $3.4 million and $2.2 million, respectively.  These reversals were made in the periods in which the statute of limitations for the related exposures expired.  We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.  As of March 31, 2008 and 2009, we had $3.0 million and $5.3 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part.  When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable.  As of March 31, 2008, our valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carry forwards, was $7.9 million.  We decreased the valuation allowance as of March 31, 2009 to $1.0 million.  If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period.  Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2009 that are indefinitely reinvested abroad of $189.8 million.  Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes.  At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

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

Property and Equipment

Our net property and equipment represents 66% percent of our total assets as of March 31, 2009.  We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

Allowance for Doubtful Accounts

We establish reserves for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur.  In establishing these reserves, we consider a number of factors, including our historical experience, changes in our customer’s financial position and restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services.  We derive a significant portion of our revenue from services to major integrated oil and gas companies and government-owned or government-controlled oil and gas companies.  Our receivables are concentrated in certain oil-producing countries.  We generally do not require collateral or other security to support client receivables.  If the financial condition of our clients was to deteriorate or their access to freely-convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

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

Contingent Liabilities

We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated.  Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities.  Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which becomes known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss.  Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period.  Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized.

Goodwill Impairment

We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred.  Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle.  The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples.  The assessments are based in part on assumptions regarding the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only) and current market values for similar business and involve the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital.  Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours.  Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option.  Expected volatilities are based on historical volatility of shares of our Common Stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time.  We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of the options represents the period of time that the options granted are expected to be outstanding.  For a detail of the assumptions used for fiscal year 2009, see Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business.  This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rates as discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes.  Actual results may differ.  See the notes to our consolidated financial statements included in Item 8 of this Annual Report for a description of our accounting policies and other information related to these financial instruments.

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks.  The majority of our revenue and expense from our North Sea operations are in British pound sterling.  Approximately 25% of our gross revenue for fiscal year 2009 was translated for financial reporting purposes from British pound sterling into U.S. dollars.  In addition, some of our contracts to provide services internationally provide for payment in foreign currencies, such as Australian dollars, euros, Norwegian kroner, and Trinidad and Tobago dollars.  Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs.  We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars.  As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in foreign countries.  Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Throughout fiscal years 2007, 2008 and 2009, our primary foreign currency exposure has been to the euro, the British pound sterling and the Australian dollar.  The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Year Ended March 31,
	2007	2008	2009
One British pound sterling into U.S. dollars
High	1.99	2.11	2.01
Average	1.89	2.01	1.72
Low	1.74	1.94	1.37
At period-end	1.96	1.99	1.43
One euro into U.S. dollars
High	1.34	1.58	1.60
Average	1.28	1.42	1.42
Low	1.21	1.33	1.24
At period-end	1.33	1.58	1.33
One Australian dollar into U.S. dollars
High	0.81	0.95	0.98
Average	0.77	0.87	0.79
Low	0.72	0.78	0.61
At period-end	0.81	0.91	0.69
_________

Source:  Bank of England

We estimate that the deterioration of these currencies had the following affect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2009
Revenue	$(73,188)
Operating expense	61,223
Non-operating expense	(944)
Income from continuing operations before provision for income taxes and minority interest	(12,909)
Provision for income taxes	3,478
Net income	(9,431)
Cumulative translation adjustment	(104,096)
Total stockholders’ investment	$(113,527)

A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating income and income from continuing operations before provision for income taxes for fiscal year 2009 as follows:

	Euro	British pound sterling	Australian dollar

Revenue	0.4%	2.4%	0.9%
Operating expenses	0.7%	2.7%	0.7%
Income from continuing operations before provision for income taxes and minority interest	1.7%	1.6%	2.1%

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

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies.  We entered into forward contracts in fiscal years 2008 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  The open contracts as of March 31, 2009 have rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  The eight open contracts have an underlying nominal value of between €614,625 and €13,217,175 for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  As of March 31, 2009, the fair value of the open forward contracts was a liability of $8.5 million included in accrued liabilities on our consolidated balance sheet.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss.

In the past three fiscal years, our stockholders’ investment has decreased by $72.9 million as a result of translation adjustments.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency gains of approximately $1.5 million and $1.3 million, respectively, during fiscal years 2008 and 2009 compared to foreign currency transaction losses of approximately $9.8 million during fiscal year 2007, primarily related to the British pound sterling.  See “Fiscal Year 2009 Compared to Fiscal Year 2009 — Other income (Expense), net” and “Fiscal Year 2008 Compared to Fiscal Year 2007 — Other Income (Expense), net” included elsewhere in this Annual Report for discussion of transaction gains and losses.

During fiscal year 2009, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated, third party maintenance contracts.  During the same period, we exercised six contracts for a total of €10,350,000, and we realized a total gain of $0.5 million, which is included in direct costs on our consolidated statement of income.  We had no open participating forward derivative contracts as of March 31, 2009.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2009 would result in a $9.9 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk

The market for our services and products is primarily the offshore oil and gas industry, and our customers consist primarily of major integrated, international and independent oil and gas producers.  We perform ongoing credit evaluations of our customers and have not historically required material collateral.  We maintain reserves for potential credit losses, and such losses have been within management’s expectations.

Cash equivalents, which consist of funds invested in highly-liquid debt instruments with original maturities of 90 days or less, are held by major banks or investment firms, and we believe that credit risk in these instruments is minimal.  We also manage our credit risk by not entering into complex financial transactions or those with a perceived high level of credit risk.

For more information on the impact of the global recession see “Executive Overview – Market Outlook” and “Liquidity and Capital Resources – Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report.

Interest Rate Risk

As of March 31, 2009, we have $745.8 million of debt outstanding, $32.7 million of which carries a variable rate of interest.  However, the market value of our fixed rate debt fluctuates with changes in interest rates.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The estimated fair value of our total debt as of March 31, 2008 and 2009 was $600.5 million and $571.4 million, respectively, based on quoted market prices for the publicly listed 7½% Senior Notes, 6⅛% Senior Notes, 3% Convertible Senior Notes and the carrying value for all of our other debt, which approximates fair value.

If prevailing market interest rates had been 1% higher as of March 31, 2009, and all other factors effecting our debt remained the same, the fair value of the 7½% Senior Notes, the 6⅛% Senior Notes and 3% Convertible Senior Notes would have decreased by $31.0 million or 6.0%.  Under comparable sensitivity analysis as of March 31, 2008, the fair value of the 7½% Senior Notes and the 6⅛% Senior Notes would have decreased by $32.1 million or 5.6%.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (the Company) and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 8 and 9 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as of April 1, 2007, and its method of accounting for stock-based compensation plans as of April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Houston, Texas
May 21, 2009

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$709,254	$868,929	$964,060
Operating revenue from affiliates	48,170	49,806	64,904
Reimbursable revenue from non-affiliates	80,244	87,325	99,608
Reimbursable revenue from affiliates	5,927	6,704	5,231
	843,595	1,012,764	1,133,803
Operating expense:
Direct cost	548,364	635,327	718,375
Reimbursable expense	85,938	91,106	102,987
Depreciation and amortization	42,459	54,140	65,514
General and administrative	66,321	92,833	103,656
Gain on GOM Asset Sale	—	—	(36,216)
Gain on disposal of other assets	(10,615)	(9,390)	(9,089)
	732,467	864,016	945,227
Operating income	111,128	148,748	188,576

Earnings from unconsolidated affiliates, net of losses	11,423	12,978	13,224
Interest income	8,716	12,725	6,004
Interest expense	(10,940)	(23,779)	(33,022)
Other income (expense), net	(8,998)	1,585	3,368
Income from continuing operations before provision for income taxes and minority interest	111,329	152,257	178,150
Provision for income taxes	(38,781)	(44,526)	(51,269)
Minority interest	(1,200)	83	(2,327)
Income from continuing operations	71,348	107,814	124,554
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	4,409	1,722	(379)
Provision for income taxes on discontinued operations	(1,585)	(5,544)	133
Income (loss) from discontinued operations	2,824	(3,822)	(246)
Net income	74,172	103,992	124,308
Preferred stock dividends	(6,633)	(12,650)	(12,650)
Net income available to common stockholders	$67,539	$91,342	$111,658

Basic earnings per common share:
Earnings from continuing operations	$2.75	$4.00	$4.01
Earnings (loss) from discontinued operations	0.12	(0.16)	(0.01)
Net earnings	$2.87	$3.84	$4.00

Diluted earnings per common share:
Earnings from continuing operations	$2.64	$3.53	$3.61
Earnings (loss) from discontinued operations	0.10	(0.12)	(0.01)
Net earnings	$2.74	$3.41	$3.60

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$290,050	$300,969
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $0.6 million, respectively	204,599	194,030
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.0 million and $3.4 million, respectively	11,316	22,644
Inventories	176,239	165,438
Prepaid expenses and other	24,177	20,226
Total current assets	706,381	703,307
Investment in unconsolidated affiliates	52,467	20,265
Property and equipment – at cost:
Land and buildings	60,056	68,961
Aircraft and equipment	1,428,996	1,823,011
	1,489,052	1,891,972
Less – Accumulated depreciation and amortization	(316,514)	(350,515)
	1,172,538	1,541,457
Goodwill	15,676	44,654
Other assets	30,293	25,590
	$1,977,355	$2,335,273

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$49,650	$44,892
Accrued wages, benefits and related taxes	35,523	39,939
Income taxes payable	5,862	—
Other accrued taxes	1,589	3,357
Deferred revenues	15,415	17,593
Accrued maintenance and repairs	13,250	10,317
Accrued interest	5,656	6,434
Other accrued liabilities	22,235	20,164
Deferred taxes	9,238	6,195
Short-term borrowings and current maturities of long-term debt	6,541	5,972
Total current liabilities	164,959	154,863
Long-term debt, less current maturities	599,677	739,874
Accrued pension liabilities	134,156	81,380
Other liabilities and deferred credits	14,805	16,741
Deferred taxes	91,747	119,589
Minority interest	4,570	11,200
Commitments and contingencies (Note 6)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 90,000,000; outstanding 23,923,685 as of March 31, 2008 and 29,111,436 as of March 31, 2009 (exclusive of 1,281,050 treasury shares)	239	291
Additional paid-in capital	186,390	421,391
Retained earnings	606,931	719,844
Accumulated other comprehensive loss	(48,673)	(152,454)
	967,441	1,211,626
	$1,977,355	$2,335,273

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Cash flows from operating activities:
Net income	$74,172	$103,992	$124,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,643	54,241	65,514
Deferred income taxes	21,031	17,571	26,298
(Gain) loss on disposal of discontinued operations	—	(1,019)	379
Gain on asset dispositions	(10,618)	(9,393)	(9,089)
Gain on GOM Asset Sale	—	—	(36,216)
Gain on Heliservicio investment sale	—	—	(1,438)
Stock-based compensation expense	4,903	9,546	10,179
Equity in earnings from unconsolidated affiliates (in excess of) below dividends received	(3,754)	(3,720)	3,311
Minority interest in earnings	1,200	(83)	2,327
Tax benefit related to stock-based compensation	(1,132)	(1,738)	(248)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,428)	(32,600)	(17,571)
Inventories	(10,225)	(18,969)	(23,007)
Prepaid expenses and other	(6,634)	(18,249)	10,729
Accounts payable	(10,688)	7,019	(5,023)
Accrued liabilities	5,771	(36,766)	3,475
Other liabilities and deferred credits	(811)	17,725	(26,066)
Net cash provided by operating activities	104,430	87,557	127,862
Cash flows from investing activities:
Capital expenditures	(304,776)	(338,003)	(454,910)
Proceeds from asset dispositions	40,441	26,623	101,920
Acquisitions, net of cash received	—	(14,622)	(16,513)
Net proceeds from sale of discontinued operations	—	21,958	—
Note issued to unconsolidated affiliate	—	(4,141)	—
Investment in unconsolidated affiliate	—	(1,960)	—
Net cash used in investing activities	(264,335)	(310,145)	(369,503)
Cash flows from financing activities:
Proceeds from borrowings	—	350,622	115,000
Debt issuance costs	—	(5,882)	(3,768)
Issuance of Preferred Stock	223,550	—	—
Preferred Stock issuance costs	(996)	—	—
Repayment of debt and debt redemption premiums	(5,716)	(10,054)	(23,529)
Distributions to minority interest owners	—	—	(2,468)
Partial prepayment of put/call obligation	(130)	(163)	(220)
Acquisition of minority interest	—	(507)	—
Preferred Stock dividends paid	(6,107)	(12,650)	(12,650)
Issuance of common stock	3,949	5,756	225,259
Tax benefit related to stock-based compensation	1,132	1,738	248
Net cash (used in) provided by financing activities	215,682	328,860	297,872
Effect of exchange rate changes on cash and cash equivalents	5,929	(410)	(45,312)
Net increase (decrease) in cash and cash equivalents	61,706	105,862	10,919
Cash and cash equivalents at beginning of period	122,482	184,188	290,050
Cash and cash equivalents at end of period	$184,188	$290,050	$300,969
Supplemental disclosure of non-cash investing activities:
Accrued proceeds on insurance claim	$—	$15,582	$—
Contribution of note receivable and aircraft to RLR	$—	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$—	$2,410

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands, except share amounts)

5.50% mandatory convertible Preferred Stock (shares):
Balance – beginning of fiscal year	—	4,600,000	4,600,000
Preferred Stock issued	4,600,000	—	—
Balance – end of fiscal year	4,600,000	4,600,000	4,600,000

5.50% mandatory convertible Preferred Stock ($.01 Par):
Balance – beginning of fiscal year	$—	$222,554	$222,554
Preferred Stock issued, net of offering costs of $7.4 million	222,554	—	—
Balance – end of fiscal year	$222,554	$222,554	$222,554

Common Stock (shares, exclusive of treasury shares):
Balance – beginning of fiscal year	23,385,473	23,585,037	23,923,685
Issuance of Common Stock	199,564	338,648	5,187,751
Balance – end of fiscal year	23,585,037	23,923,685	29,111,436

Common Stock ($.01 Par):
Balance – beginning of fiscal year	$234	$236	$239
Issuance of Common Stock	2	3	52
Balance – end of fiscal year	$236	$239	$291

Additional paid in capital:
Balance – beginning of fiscal year	$158,762	$169,353	$186,390
Issuance of Common Stock	—	—	223,867
Stock options exercised and related tax benefit	5,077	7,491	955
Stock-based compensation expense	4,903	9,546	10,179
Reclassified prior year stock-based compensation liability	611	—	—
Balance – end of fiscal year	$169,353	$186,390	$421,391

Retained earnings:
Balance – beginning of fiscal year	$447,524	$515,589	$606,931
Net income	74,172	103,992	124,308
Preferred Stock dividends declared	(6,107)	(12,650)	(12,650)
Acquisition of additional investment in Heliservicio	—	—	1,255
Balance – end of fiscal year	$515,589	$606,931	$719,844

Accumulated other comprehensive loss:
Balance – beginning of fiscal year	$(68,823)	$(36,075)	$(48,673)
Other comprehensive income (loss):
Currency translation adjustments	27,084	4,087	(104,096)
Pension liability adjustment (1)	5,664	(20,030)	4,047
Equity method investment other comprehensive loss	—	(360)	—
Unrealized gain (loss) on cash flow hedges (2)	—	3,705	(6,661)
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (Note 8)	—	—	(9,371)
Change of interest gain – Bristow Norway (Note 2)	—	—	12,300
Total other comprehensive income (loss)	32,748	(12,598)	(103,781)
Balance – end of fiscal year	$(36,075)	$(48,673)	$(152,454)

Comprehensive income:
Net income	$74,172	$103,992	$124,308
Other comprehensive income (loss)	32,748	(12,598)	(103,781)
Total comprehensive income	$106,920	$91,394	$20,527
___________

(1)	Net of tax provision of $2.6 million, $9.6 million, and $0.5 million for fiscal years ended March 31, 2007, 2008 and 2009 respectively.

(2)	Net of tax provision of $2.0 million and $3.0 million for fiscal years ended March 31, 2008 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Bristow Group Inc., a Delaware corporation (together with its consolidated entities and predecessors, unless the context requires otherwise, “Bristow Group,” the “Company,” “we,” “us,” or “our”), is a leading provider of helicopter services to the worldwide offshore energy industry.  With a fleet of 503 aircraft as of March 31, 2009, Bristow Group and its affiliates conduct helicopter operations in most of the major offshore oil-producing regions of the world.  Certain of our affiliates also provide helicopter military training, search and rescue services and helicopter flight training.

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

The historical financial statements and footnote disclosures have been revised to reflect our Grasso Production Management (“Grasso”) business as discontinued operations as discussed in Note 2.  Effective April 1, 2008, we began consolidating  Rotorwing Leasing Resources, L.L.C. (“RLR”).  Effective October 31, 2008, we began consolidating Norsk Helikopter AS (“Norsk”), which we subsequently renamed Bristow Norway.  See Note 3 for further details.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2009 is referred to as fiscal year 2009.

Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  Areas where critical accounting estimates are made by management include:

•	Taxes;

•	Property and equipment;

•	Pension benefits;

•	Allowance for doubtful accounts;

•	Inventory reserve;

•	Contingent liabilities;

•	Goodwill impairment; and

•	Stock–based compensation.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Cash and Cash Equivalents — Our cash equivalents include funds invested in highly-liquid debt instruments with original maturities of 90 days or less.

Accounts Receivable — Trade and other receivables are stated at net realizable value.  We grant short-term credit to our customers, primarily major integrated, national and independent oil and gas companies.  We establish reserves for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur.  In establishing these reserves, we consider a number of factors, including our historical experience, changes in our customers’ financial position and restrictions placed on the conversion of local currency into U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services.  During fiscal years 2007 and 2008, we reduced revenue for reserves of $6.6 million and $10.0 million, respectively, against invoices billed to our unconsolidated affiliate in Mexico, which previously were not recognized in our results.  During fiscal year 2009, we recorded a reserve of $0.9 million against invoices previously billed to this same affiliate, which were previously recognized in our results.  Additionally, during fiscal years 2007, 2008 and 2009, we recognized revenue and decreased our reserves for $8.3 million, $8.8 million and $4.2 million, respectively, collected from this affiliate related to amounts billed in prior fiscal years.  See Note 3 for a discussion of receivables with unconsolidated affiliates.

The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates, for fiscal years 2007, 2008 and 2009:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Balance – beginning of fiscal year	$8,923	$5,009	$5,817
Expense	7,842	12,370	4,633
Write-offs and collections	(12,121)	(11,662)	(6,404)
Foreign currency effects	365	100	(37)
Balance – end of fiscal year	$5,009	$5,817	$4,009

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts.  The following table is a rollforward of the valuation reserve related to obsolete and excess inventory for fiscal years 2007, 2008 and 2009:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Balance – beginning of fiscal year	$13,147	$10,993	$11,827
Expense	5,485	3,269	4,305
Inventory disposed and scrapped	(8,611)	(2,529)	(3,503)
Foreign currency effects	972	94	(2,660)
Balance – end of fiscal year	$10,993	$11,827	$9,969

Property and Equipment — Property and equipment are stated at cost.  Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.  Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $182.9 million and $230.1 million as of March 31, 2008 and 2009, respectively.  We account for exchanges of productive assets at fair value, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

Goodwill — Goodwill represents the excess of cost over fair value of assets of businesses acquired.  Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized.  We test the carrying amount of goodwill for impairment annually on March 31 and whenever events or circumstances indicate impairment may have occurred.  In applying a fair value based test, estimates are made of the expected future cash flows to be derived from the business unit.  Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our services, capital needs, economic trends and other factors.

Goodwill totaling $15.7 million and $44.7 million as of March 31, 2008 and 2009, respectively, relates to our business units as follows (in thousands):

	March 31,
	2008	2009
West Africa	$6,731	$6,358
Bristow Academy	8,945	10,159
Europe	—	27,561
Latin America	—	576
	$15,676	$44,654

We assessed the goodwill associated with the related operations for impairment as of March 31, 2008 and 2009.  Our assessments indicated that there was no impairment of goodwill.  The assessments were based in part on assumptions regarding the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only) and current market values for similar businesses and involved the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital.  The current market conditions and economic climate are very volatile, and it is possible such conditions could last longer or become more severe.  In which case, we could recognize an impairment charge in the future with respect to goodwill.  Goodwill totaling approximately $4.8  million as of March 31, 2009 is expected to be deductible for tax purposes.

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values.  Intangible assets totaled $2.7 million and $10.0 million as of March 31, 2008 and March 31, 2009, respectively, and consisted of the following (in thousands):

	March 31,
	2008	2009
Non-compete agreements	$2,730	$2,069
Customer contracts	—	5,824
Customer relationships	—	1,450
Licenses	—	662
	$2,730	$10,005

The non-compete agreements have a gross carrying value of $3.4 million as of March 31, 2008 and 2009 and are being amortized over their contractual life of five years.  Amortization for fiscal years 2008 and 2009 was $0.7 million with estimated amortization per year of $0.7 million for the three years remaining in the contractual life.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The customer contracts, customer relationships and licenses in the table above relate to the Bristow Norway acquisition (see Note 2) and have a gross carrying value of $6.3 million, $1.5 million and $0.7 million, respectively, as of March 31, 2009 and are being amortized over the weighted average contractual lives of 6 years, 10 years and 10 years, respectively.  Amortization for fiscal year 2009 for the customers contracts, customer relationships and licenses was $0.5 million, $0.1 million and $0.03 million, respectively, with estimated amortization per year of $1.1 million, $0.2 million and $0.1 million, respectively, for each of the years remaining in the contractual lives.

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

Other Assets — In addition to the intangible assets discussed above, other assets as of March 31, 2008 and 2009 primarily include debt issuance costs of $11.2 million and $12.9 million, respectively, which are being amortized over the life of the related debt.

Contingent Liabilities and Assets — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated.  Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities.  Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which become known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss.  Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period.  Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized.

Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other income (expense) when we have received proof of loss documentation or are otherwise assured of collection of these amounts.

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned.  We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a customer contract exists; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable within the contract; and collection is probable.  More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed.  The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown.  These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term.  We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration.  The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown.  In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services.  We recognize the impact of these rate increases when the criteria outlined above have been met.  This generally includes written recognition from the customers that they are in agreement with the amount of the rate escalation.  In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold.  Fuel costs in excess of this threshold are generally reimbursed by the customer.  Cost reimbursements from customers are recorded as reimbursable revenue in our consolidated statements of income.

Pension Benefits — See Note 9 for a discussion of our accounting for pension benefits.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

We recognize tax benefits attributable to uncertain tax positions when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision for income tax expense.

Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period.  The various components of stockholders’ investment are presented at their historical average exchange rates.  The resulting difference after applying the different exchange rates is the cumulative translation adjustment.  Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies.  An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included with cumulative translation gains and losses and are reported in stockholders’ investment as accumulated other comprehensive gains or losses.  In the past three fiscal years our stockholders’ investment has decreased by $104.1 million as a result of translation adjustments.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency gains of approximately $1.5 million and $1.3 million, respectively, during fiscal years 2008 and 2009 compared to foreign currency transaction losses of approximately $9.8 million during fiscal year 2007, primarily related to the British pound sterling.

The losses in fiscal year 2007 arose primarily from U.S. dollar-denominated transactions entered into by Bristow Aviation Holdings Limited (“Bristow Aviation”) whose functional currency is the British pound sterling.

The gains in fiscal year 2008 primarily resulted from revaluation of intercompany balances between entities whose functional currencies are the U.S. dollar and Nigeria naira and entities whose functional currency is the British pound sterling.

Foreign currency transaction gains for fiscal year 2009 primarily resulted from the impact of the strengthening U.S. dollar on the revaluation of U.S. dollars held during a portion of August and September 2008 by a subsidiary of ours with a British pound sterling functional currency, partially offset by the losses that resulted from the impact of the strengthening U.S. dollar against the Nigerian naira on the revaluation of Nigerian naira intercompany receivable balances on the books of a subsidiary with a U.S. dollar functional currency, and the strengthening euro against the British pound sterling on the revaluation of euro-denominated obligations on the books of a subsidiary with a British pound sterling functional currency and foreign currency losses incurred by our parent company on intercompany loans that were denominated in British pounds sterling.  In the last case, U.S. dollars were transferred to our subsidiary with a British pound sterling functional currency as part of the leasing transaction described in Note 8 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report, and a portion of these funds were used to fully repay the intercompany loans denominated in British pounds sterling.

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

We entered into forward contracts in fiscal years 2008 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  The open contracts as of March 31, 2009 have rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  The eight open contracts have an underlying nominal value of between €614,625 and €13,217,175 for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  As of March 31, 2009, the fair value of the open forward contracts was a liability of $8.5 million included in accrued liabilities on our consolidated balance sheet.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on the open foreign currency forward contracts is included as a component of accumulated other comprehensive loss.

During fiscal year 2009, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated, third party maintenance contracts.  During the same period, we exercised six contracts for a total of €10,350,000, and we realized a total gain of $0.5 million, which is included in direct costs on our consolidated statement of income.  We had no open participating forward derivative contracts as of March 31, 2009.

Gains were recognized in earnings on other foreign currency hedging contracts during fiscal years 2007, 2008 and 2009 of $0.5 million, $0.1 million and $1.0 million, respectively.  These contracts related to hedging of changes in the U.S. dollar to British pound sterling exchange rate for U.S. dollar loans held by entities with a British pound sterling functional currency.  These hedges were not designated as hedges for accounting purposes.

Incentive Compensation — See Note 9 for a discussion of our accounting for stock-based and other compensation arrangements.

Other Income (Expense), Net — The amounts for fiscal years 2007, 2008 and 2009 primarily include the foreign currency transaction gains and losses described under “Foreign Currency Translation” above.  Fiscal year 2009 also includes a $1.4 million gain related to the sale of 25% of our investment in Heliservicio Campeche S.A. de C.V. (“Heliservicio”) (see Note 2).  Additionally, fiscal year 2007 includes a $2.5 million gain resulting from the sale of our investment in a Brazilian joint venture in March 2007 and a charge of $1.9 million for acquisition costs previously deferred in connection with an acquisition we were evaluating but determined was no longer probable (see Note 3).

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Recent Accounting Pronouncements

See Note 6 for discussion and disclosure made in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on April 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including An Amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  If elected, changes in fair value are recognized in earnings.  If the use of fair value is elected in the future (the fair value option) any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  On April 1, 2008, we adopted SFAS No. 159 and decided not to elect fair value accounting for any of our eligible items; therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial position, cash flows or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than in liabilities or the mezzanine section between liabilities and equity.  In addition, SFAS No. 160 establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and require the separate disclosure of income attributable to controlling and noncontrolling interests.  SFAS No. 160 is effective for fiscal year 2010 and interim periods therein.  Other than the reclassification of noncontrolling interests ($11.2 million as of March 31, 2009) as described above, we do not anticipate that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.”  This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This FSP will be effective for fiscal year 2010.  Early adoption is not permitted, and when adopted, the FSP must be applied retrospectively to all instruments.  In June 2008, we issued 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) which will be subject to this FSP upon adoption in fiscal year 2010.  The adoption of this FSP will result in an increase to interest expense, thereby reducing net income and earnings per share.  If the FSP had been adopted as of April 1, 2008, there would not have been a material effect to our results of operations for fiscal year 2009.  See further discussion of the 3% Convertible Senior Notes in Note 5.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal year 2010 and interim periods therein.  We do not have share-based payment awards that contain rights to nonforfeitable dividends, therefore, the adoption of the FSP will have no effect on our computation of basic and diluted earnings per share.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal year 2010 and interim periods therein.  We have assessed EITF No. 07-5 and concluded that there will be no impact upon adoption to our consolidated financial position, cash flows or results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies the application of the equity method of accounting following adoption of SFAS No. 141(R).  According to the guidance, an entity shall continue to use the cost accumulation model for its equity method investments.  It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”   Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment.  This issue is effective for fiscal year 2010 and will be applied prospectively.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to improve the transparency associated with the disclosures about the plan assets of a defined benefit pension or other postretirement plan.  This FSP requires the disclosure of each major asset category at fair value using the fair value hierarchy in SFAS No. 157, “Fair Value Measurements.”  This FSP is effective for annual financial statements beginning in fiscal year 2010.

Note 2 — ACQUISITIONS AND DISPOSITIONS

Bristow Norway Acquisition

On October 31, 2008, we acquired the remaining 51% interest in Bristow Norway from the other Bristow Norway shareholders in exchange for our ownership interest in Bristow Norway’s subsidiary, Lufttransport AS, plus $5.1 million of cash.  Simultaneously with the acquisition, we recapitalized Bristow Norway by contributing $24.6 million in equity, which Bristow Norway used to repay a portion of its debt.  We now own 100% of Bristow Norway, and we consolidate this entity effective October 31, 2008, including $18.3 million of remaining debt as of March 31, 2009 (see Note 5).  Bristow Norway generated $52.1 million of revenue and $3.8 million of operating income in excess of that earned under what are now intercompany leases during the period from October 31, 2008 to March 31, 2009.  Revenue from intercompany leasing has been eliminated in consolidation beginning October 31, 2008.

The Bristow Norway acquisition was accounted for in consolidation as a step acquisition and resulted in additional goodwill of approximately $27.6 million and other intangibles of $8.7 million on our consolidated balance sheet based on our preliminary allocation of purchase price.  Additionally, we recorded a change of interest gain of $12.3 million in accumulated other comprehensive income in stockholders’ investment on our consolidated balance sheet associated with this transaction.  The following table summarizes the assets and liabilities of Bristow Norway consolidated as of October 31, 2008 (in thousands):

Current assets	$44,333
Property and equipment	35,587
Other assets	38,282
Total assets	118,202
Current liabilities, including debt	(49,784)
Long-term debt, less current maturities	(18,598)
Other long-term liabilities	(6,724)
Total liabilities	(75,106)
Net assets	$43,096

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

GOM Asset Sale

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million (the “GOM Asset Sale”).  The buyer entered into agreements with our former customers that were supported by the aircraft included in the GOM Asset Sale.

The following table summarizes the after-tax gain on the GOM Asset Sale recorded in our consolidated statement of income for fiscal year 2009 (in thousands):

Sale price	$65,000
Net assets sold	(23,423)
Transaction expenses	(5,361)
Pre-tax gain on sale	36,216
Provision for income taxes	(12,810)
After-tax gain on GOM Asset Sale	$23,406
Diluted earnings per share	$0.68

The GOM Asset Sale was a continuation of our growth strategy to redeploy capital into newer, larger high-technology aircraft capable of operating further offshore and in harsh environments.  The sale was the next step in our previously announced plan to dispose of certain types of small aircraft operating in the U.S. Gulf of Mexico serving production management companies.  Revenue of $42.6 million and $24.8 million were generated from these former customers in fiscal years 2008 and 2009, respectively, representing 19% and 11% of revenue for the U.S. Gulf of Mexico business unit in such periods.

In connection with this sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we agreed to operate the aircraft included in the GOM Asset Sale until operational control was transferred to the buyer’s FAA operating certificate.  As of March 31, 2009, all aircraft have been transferred to the buyer’s operating certificate with the U.S. Federation Aviation Administration (“FAA”), and we are no longer operating these aircraft under the TSA.

HC and RLR

Effective April 1, 2008, we sold a 25% interest in Heliservicio, an unconsolidated affiliate of ours operating in Mexico, in return for a small aircraft with a value of $2.4 million.  We now own a 24% interest in Heliservicio.  This transaction resulted in a gain of $1.4 million.  We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR. We now own a 70% interest in this entity.  Collectively, these transactions are referred to as the Mexico Reorganization.  The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our consolidated statement of cash flows for fiscal year 2009.

The RLR portion of the Mexico Reorganization was accounted for in consolidation as a step acquisition and resulted in a step up in the basis of aircraft owned by RLR by $1.2 million, additional goodwill of approximately $0.6 million and the consolidation of RLR debt (see Note 5) on our condensed consolidated balance sheet.  The following table summarizes the assets and liabilities of RLR consolidated as of April 1, 2008 (in thousands):

Current assets	$7,404
Property and equipment	35,811
Other assets	584
Total assets acquired	43,799
Current liabilities, including debt	(8,062)
Long-term debt, less current maturities	(17,231)
Total liabilities assumed	(25,293)
Net assets acquired	$18,506

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following summarizes the effect of the Mexico Reorganization on April 1, 2008 (in thousands, except per share amount):

Recognition of previously reserved billings: (1)
Revenue from affiliates and operating income	$782
Earnings from unconsolidated affiliates, net of losses (2)	3,647
Gain on Heliservicio investment sale	1,438
Income from continuing operations before provision for income taxes and minority interest	5,867
Tax effect	(2,167)
Income from continuing operations	$3,700
Diluted earnings per share for fiscal year 2009	$0.11
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

Effective April 1, 2008 and as a result of changes to enhance our ability to exercise significant influence in Heliservicio through the shareholders agreement for this entity, which was executed as part of the Mexico Reorganization, we began accounting for our investment in Heliservicio using the equity method of accounting instead of the previously applied cost method.  The retroactive affect on prior periods from the change to the equity method of accounting was not significant, and therefore, prior period results were not adjusted.  Our results for fiscal year 2009 include $2.3 million in losses from our equity in earnings of Heliservicio, representing 24% of Heliservicio’s net losses for such periods.

Grasso Disposition

On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment, for approximately $22.5 million, subject to post-closing adjustments including $7.8 million received in fiscal year 2008.  The financial results for our Production Management Services segment through November 2, 2007 are classified as discontinued operations.  In conjunction with this sale, we executed supplemental indentures with the trustee for our 7½% and 6⅛% Senior Notes (as defined in Note 5) releasing Grasso Corporation and its subsidiaries as guarantors under the Indentures.  The obligations of Grasso and its subsidiaries under our senior secured credit facilities were also released in connection with the disposition.

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

Revenue related to Grasso was $54.3 million and $30.8 million for fiscal years 2007 and 2008, respectively.  Net cash flows for discontinued operations attributable to operating, investing and financing activities were not significant for fiscal years 2007 and 2008.

Bristow Academy Acquisitions

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations in Titusville, Florida, and Concord, California, for approximately $15 million in cash.  We also assumed $5.7 million of debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy Inc. (“Bristow Academy”).  In November 2007, Bristow Academy acquired Vortex Helicopters, Inc. (“Vortex”), a flight training school in New Iberia, Louisiana, for $2.0 million.  In December 2008, we acquired Severn Aviation, a multi-engine instrument flight training provider located in Gloucestershire, England, in exchange for our assumption of $3.5 million in debt, which we repaid prior to December 31, 2008.  These facilities combine to form our Bristow Academy business unit within our Global Training division.

The acquisition of HAI was accounted for under the purchase method, and we have consolidated the results of Bristow Academy from the date of acquisition.  The purchase price has been allocated based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately $8.9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

April 2, 2007
(In thousands)
Current assets	$2,916
Property and equipment	8,743
Other assets	12,440
Total assets acquired	24,099
Current liabilities, including debt	(9,068)
Total liabilities assumed	(9,068)
Net assets acquired	$15,031

The pro forma effect of operations of Bristow Academy presented as of the beginning of each of the fiscal years presented was approximately 1% of our consolidated gross revenue, operating income and net income.

Aeroleo Disposition

On March 30, 2007, we sold our 50% ownership interest in Aeroleo Taxi Aereo S.A. (“Aeroleo”), resulting in a pre-tax gain of $2.5 million.  During fiscal year 2007, we derived approximately $7.6 million of leasing and other revenue from this joint venture.

Turbo Disposition

On November 30, 2006, we sold certain of the assets of our aircraft engine overhaul business, Turbo Engines, Inc. (“Turbo”), to Timken Alcor Aerospace Technologies, Inc. (“Timken”) for approximately $14.6 million ($14.3 million of which was received in fiscal year 2007 and $0.3 million was received in late fiscal year 2008).  The sale was effective November 30, 2006 and resulted in a pretax gain of $0.1 million.  However, the transaction resulted in additional tax expense of $2.5 million related to non-deductible goodwill recorded at the time we acquired Turbo in 2001.  This additional tax expense resulted in an increase in our tax rate for fiscal year 2007 (see Note 7).  In conjunction with this sale, we signed a supply agreement with Timken through which we are obligated to purchase parts and components and obtain repair services totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through March 31, 2009, we have purchased $10.0 million under this agreement.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total).  We also have £91.0 million (approximately $181 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $630.3 million as of March 31, 2009.  No interest payments have been paid through March 31, 2009.

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

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares.  Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement.  The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) regarding the suitability of the new holder of the Bristow Aviation shares.  The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor.  However, we would work diligently to find a E.U. investor suitable to the CAA.  The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our consolidated balance sheets as minority interest.  Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate.  The call option price is the nominal value of the ordinary shares held by the minority shareholders (£1.0 million as of March 31, 2009) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  The Company can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing minority interest expense in our consolidated statements of income, with a corresponding increase in minority interest on our consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in minority interest on our consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to the Company.  The put option price is calculated in the same way as the call option price except, that the guaranteed rate for the period to April 2004 was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Changes in the balance for the minority interest associated with Bristow Aviation are as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Balance – beginning of fiscal year	$1,804	$2,042	$2,072
Payments to minority interest shareholders	(157)	(189)	(220)
Minority interest expense	163	192	141
Currency translation	232	27	(574)
Balance – end of fiscal year	$2,042	$2,072	$1,419

During September and October 2006, we conducted a public offering of 4,600,000 shares of our 5.50% mandatory convertible preferred stock, par value $0.01 per share and liquidation preference of $50.00 per share (the “Preferred Stock”)  (see Note 10).  Caledonia purchased an aggregate of 300,000 shares of the Preferred Stock in this offering at a price equal to the public offering price.  The underwriters for this offering received no discount or commission on the sale of these 300,000 shares to Caledonia.

In June 2008, we issued 4,715,000 shares of Common Stock at $46.87 per share through a public offering (see Note 10).  Additionally, we issued 281,900 shares of Common Stock through a private placement to Caledonia.  The shares sold to Caledonia were also at a price of $46.87 per share and generated proceeds of $13.2 million.

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

Aviashelf Aviation Co. (“Aviashelf”) — On July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties.  This transaction included the purchase of a 48.5% interest in Aviashelf, a Russian helicopter company that owns five large twin-engine helicopters.  Simultaneously, through two newly formed 51%-owned U.K. joint venture companies, Bristow Helicopters Leasing Ltd. (“BHL”) and Sakhalin Bristow Air Services Ltd. (“SBAS”), Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft.  These two U.K. companies hold the contracts for our Russian operations and lease aircraft to Aviashelf.  The acquisition was accounted for under the purchase method, and we have consolidated the results of Aviashelf from the date of acquisition.  Aviashelf has been consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement.

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

As discussed in Note 5, in May 2007, we completed a long-term financing, the proceeds of which were used to purchase the two aircraft discussed above from Heliair in May and July 2007.  Heliair used the sales proceeds to repay the term loans concurrently.  As a result of the sale of the aircraft and repayment of the term loans, Heliair has no assets and liabilities and no longer leases any aircraft to BriLog.  Additionally, as we no longer guarantee any obligations of Heliair, we no longer consolidated this entity as of July 2, 2007, following repayment of the second term loan.

RLR —  We own a 70% interest in RLR, a Louisiana limited liability company.  RLR owns seven aircraft and leases three aircraft from our other consolidated affiliates, all of which it leases to Heliservicio.  We consolidate RLR effective April 1, 2008, which was previously accounted for as an equity method investment.  See Note 2 for discussion of the Mexico Reorganization.

During September 2007, we and the other RLR shareholder each contributed additional capital of approximately $2.0 million to RLR and we loaned RLR $4.1 million under a three-year term loan arrangement, which is included in other assets in the consolidated balance sheet as of March 31, 2008.  The funds were used by RLR to purchase an aircraft delivered in September 2007, which was leased to HC.  During fiscal year 2009, we contributed the $4.1 million note receivable to RLR in connection with the Mexico Reorganization.

Norsk —  On October 31, 2008, we acquired the remaining 51% interest in Norsk from the other Norsk shareholders in exchange for our ownership interest in Norsk’s subsidiary, Lufttransport AS, plus $5.1 million of cash.  Simultaneously with the acquisition, we recapitalized Norsk by contributing $24.6 million in equity, which Norsk used to repay a portion of its debt.  We now own 100% of Norsk, which we renamed Bristow Norway.  We consolidate this entity effective October 31, 2008, including $18.3 million of remaining debt as of March 31, 2009.  We previously accounted for Norsk as an equity method investment.  For further details of the acquisition, see Note 2.

Unconsolidated Affiliates

We have an investment in Petroleum Air Services (“PAS”), an unconsolidated affiliate that is accounted for under the cost method as we are unable to exert significant influence over its operations.  We also have investments in several unconsolidated affiliates that we account for under the equity method: FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Heliservices Limited (“FBL”), collectively referred to as the FB Entities, and Heliservicio.  Heliservicio and PAS are principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, and the FB Entities’ activities are described in further detail below.

PAS — In Egypt, we operate through our 25% interest in PAS, an Egyptian corporation.  PAS provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 40 aircraft and leases 1 aircraft from us.

Heliservicio — We own a 24% interest in Heliservicio, a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos (“PEMEX”) and other companies on a contract and ad hoc basis.  Heliservicio owns 1 aircraft, leases 21 aircraft from us and leases 14 aircraft from third parties to provide helicopter services to its customers.  As of March 31, 2009, we account for Heliservicio as an equity method investment.  Prior to the Mexico Reorganization, we accounted for the investment at cost.  See Note 2 for discussion of the Mexico Reorganization.

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

Other — Historically, in addition to the expansion of our business through purchases of new and used aircraft, we have also established new joint ventures with local partners or purchased significant ownership interests in companies with ongoing helicopter operations, particularly in countries where we have no operations or our operations are limited in scope, and we continue to evaluate similar opportunities which could enhance our operations.  Where we believe that it is probable that an investment will result, the costs associated with such investment evaluations are deferred and included in investment in unconsolidated affiliates in our consolidated balance sheets.  For each investment evaluated, an impairment of the deferred costs is recognized in the period in which we determine that it is no longer probable that an investment will be made.  In December 2006, we recorded expense of $1.9 million in other income (expense), net, in our consolidated statements of income for acquisition costs previously deferred in connection with an acquisition we were evaluating but determined was no longer probable.  As of March 31, 2009, other costs associated with investment evaluations were $0.9 million.

Our percentage ownership and investment balance for the unconsolidated affiliates is as follows (in thousands):

	March 31,
	2008	2009	2008	2009
Cost Method:
Heliservicio	49%	N/A	4,380	N/A
PAS	25%	25%	6,286	6,286
Other			3,570	1,603
Equity Method:
FB Entities	50%	50%	24,296	11,201
Norsk	49%	N/A	9,912	N/A
RLR	49%	N/A	3,541	N/A
Heliservicio	N/A	24%	N/A	708
Other			482	467
Total			$52,467	$20,265

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2007	2008	2009
Dividends from entities accounted for on the cost method:
PAS	$2,500	$2,750	$2,750
Other	137	179	262
	2,637	2,929	3,012
Earnings (losses) from entities accounted for on the equity method:
FB Entities	7,154	10,573	8,731
Norsk	1,635	(467)	265
RLR	(187)	(142)	3,401
Heliservicio	—	—	(2,348)
Other	184	85	163
	8,786	10,049	10,212
Total	$11,423	$12,978	$13,224

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method of accounting is set forth below (in thousands):

	March 31,
	2008	2009
	(Unaudited)	(Unaudited)
Current assets	$143,506	$49,513
Non-current assets	311,215	94,577
Total assets	$454,721	$144,090
Current liabilities	$119,298	$49,195
Non-current liabilities	268,968	78,749
Equity	66,455	16,146
Total liabilities and equity	$454,721	$144,090

	Fiscal Year Ended March 31,
	2007	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$318,589	$342,458	$232,051
Gross profit	$45,906	$48,375	$37,381
Net income	$18,357	$23,048	$13,149

Note 4 — PROPERTY AND EQUIPMENT

In addition to the proceeds from the GOM Asset Sale discussed in Note 2, during fiscal year 2009, we received proceeds of $36.9 million from the disposal of 13 aircraft and certain other equipment, resulting in a net gain of $9.5 million.  Also during fiscal year 2009, we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.

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

As of March 31, 2008 and 2009, prepaid expense and other current assets included $6.4 million and $4.4 million, respectively, associated with four and ten aircraft, respectively, classified as held for sale.  We recorded impairment charges of $0.1 million during fiscal year 2007 related to the reduction of the carrying value of aircraft to their fair values.  No impairment charges were recorded in fiscal years 2008 or 2009 to reduce the carrying value of aircraft to their fair values.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 5 — DEBT

Debt as of March 31, 2008 and 2009 consisted of the following (in thousands):

	March 31,
	2008	2009
7½% Senior Notes due 2017, including $0.5 million of unamortized premium	$350,601	$350,537
6⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038	—	115,000
Bristow Norway Debt	—	18,348
RLR Note	—	17,215
Term loans	16,683	14,382
Hemisco Note	4,380	—
Other debt.	4,554	364
Total debt	606,218	745,846
Less short-term borrowings and current maturities of long-term debt	(6,541)	(5,972)
Total long-term debt	$599,677	$739,874

7½% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7½% Senior Notes due 2017 (“7½% Senior Notes”).  $50 million of the notes were issued for a premium of $0.6 million, which is being amortized over the life of the notes as a reduction of interest expense.  These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 7½% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”), which are the same subsidiaries that are guarantors of the 6⅛% Senior Notes due 2013 and the 3% Convertible Senior Notes (discussed below).  The indenture for the 7½% Senior Notes includes restrictive covenants which limits, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates.  Interest on the 7½% Senior Notes is paid on March 15 and September 15 of each year, beginning on September 15, 2007, and the 7½% Senior Notes mature on September 15, 2017.  The 7½% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively, after which the 7½% Senior Notes are redeemable at par.

Pursuant to a registration rights agreement with the holders of our 7½% Senior Notes, we exchanged their notes for publicly registered notes with identical terms on March 3, 2008.

6⅛% Senior Notes due 2013 — On June 20, 2003, we completed an offering of $230 million 6⅛% Senior Notes due 2013 (“6⅛% Senior Notes”).  These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 6⅛% Senior Notes are guaranteed by the Guarantor Subsidiaries.  The indenture to the 6⅛% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates.  The 6⅛% Senior Notes are redeemable at our option; however, any payment or re-financing is subject to a prepayment premium of approximately 103%, 102% and 101% if redeemed during the twelve-month period beginning on June 15 of 2008, 2009 and 2010, respectively, after which the 6⅛% Senior Notes are redeemable at par.

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115.0 million of 3% Convertible Senior Notes.  These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equal in right of payment to all of the Company’s existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries.  Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year, beginning on December 15, 2008.  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount.  The following table sets forth the stock price and additional shares by which the applicable conversion rate will be increased upon conversion, subject to the terms discussed above.

Market Value of Common Stock	Number of Shares of Common Stock Issued for Each $1,000 principal amount of 3% Senior Convertible Notes	Total Number of Common Stock Issued for 3% Senior Convertible Notes
$46.87 or less	21.3356	2,453,594
Between $46.87 and $169.99	12.9308 to 21.3344	1,487,032 to 2,453,593
$170.00 and above	12.9307	1,487,031

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

Bristow Norway Debt and Overdraft Facility — Bristow Norway has two term loans with a Norwegian bank that were used to purchase two helicopters.  As of March 31, 2009, the two term loans had a balance outstanding of Norwegian kroner (“NOK”) 11.4 million ($1.7 million) and NOK 26.7 million ($4.0 million), respectively, payable in quarterly installments, and mature in February 2012 and December 2017, respectively.  The interest rate on these two term loans is three-month NIBOR plus a margin of 1.0%, which was 3.97% as of March 31, 2009.  There is a third term loan, which was used to purchase a third helicopter, with the second Norwegian bank denominated in U.S. dollars that had a balance of $12.7 million at March 31, 2009 and bears interest at three-month LIBOR plus a margin of 0.85% (2.04% as of March 31, 2009).  The third term loan is due in quarterly installments of $0.3 million with a balloon payment of $11.0 million due in November 2010.  The three term loans are secured by receivables, equipment and two of the three helicopters with a negative pledge on the third helicopter.  Additionally, Bristow Norway has an overdraft facility of NOK 50 million ($7.4 million) with the Norwegian bank that provides the two NOK term loans under which no borrowings were outstanding at March 31, 2009.  Borrowings bear interest at a reference rate plus a margin.  The overdraft facility can be terminated by either party upon ten banking days’ written notice.  The two NOK term loans and overdraft facility are subject to certain financial covenants.

RLR Note — In July 2003, RLR financed 90% of the purchase price of six aircraft with a five-year $31.8 million 5.5% fixed interest rate term loan (the “RLR Note”) with a bank.  The loan was originally payable in 59 equal monthly payments of principal and interest of $0.3 million beginning August 11, 2003, with the entire unpaid balance of principal and interest being payable on July 11, 2008, and was secured by the six aircraft.  We refinanced the outstanding balance of the note ($17.9 million) in July 2008 through a five-year term loan at a fixed interest rate of 5.5% and monthly payments of $0.2 million.  As part of the refinancing, the security interest in one of the six aircraft was released, but remains on the other five aircraft.  We had previously recorded a liability for a guarantee of the RLR Note that was eliminated upon our consolidation of RLR effective April 1, 2008.

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

The new term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million in June 2007, followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 1.76% as of March 31, 2009).  The new term loan is secured by the two aircraft, and we have provided a parent guarantee of the loan.

Hemisco Note — As discussed in Note 3, in order to improve the financial condition of Heliservicio, we and our joint venture partner, CIC, completed a recapitalization of Heliservicio on August 19, 2005.  As a result of this recapitalization, Heliservicio’s two shareholders, the Company and CIC, had notes payable to Hemisco of $4.4 million and $4.6 million, respectively, and obligations of Heliservicio in the same amounts were cancelled thereby increasing its capital.  In connection with the Mexico Reorganization, Hemisco forgave our $4.4 million note, resulting in reductions to our investment in HC.

Other debt — Other debt consists of various notes and other obligations.

Senior Secured Credit Facilities — In August 2006, we entered into syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”).  In May and November 2007, we amended the Credit Facilities to increase the amount of permitted additional indebtedness to $325 million and $375 million, respectively.  In connection with the 3% Convertible Senior Notes offering in June 2008, we amended the Credit Facility to further increase the amount of permitted additional indebtedness to $625 million.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions.  The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin.  “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum.  The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating.  Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings.  Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0.0% and 1.25%, respectively, as of March 31, 2009.  There is also a commitment fee of 0.20% on undrawn borrowing capacity.  Interest is payable at least quarterly, and the Credit Facilities mature in August 2011.  Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group and the Guarantor Subsidiaries, and the capital stock of certain of our principal foreign subsidiaries.

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

As of March 31, 2009, we had $0.4 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

U.K. Facilities — As of March 31, 2009, certain subsidiaries of Bristow Aviation had a £1.0 million ($1.4 million) facility for bank guarantees, of which £0.7 million ($1.0 million) was outstanding, and a £0.5 million ($0.7 million) group overdraft facility, under which no borrowings were outstanding.  Both facilities are with a U.K. bank.  The bank guarantee facility is provided on an uncommitted basis, and outstanding guarantees bear fees at a rate of 1.0% per annum subject to a minimum quarterly fee.  Sterling borrowings under the overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a margin that can vary between 1.75% and 3.75% depending on the  amount, while foreign currency borrowings bear interest at the bank’s applicable foreign currency rate plus a margin of 1.75%.  The overdraft facility will be subject to review by the bank at least annually and is cancelable at any time upon notice from the bank.  The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

Other Matters — Aggregate annual maturities (which excludes unamortized premium of $0.5 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31,
2010	$5,909
2011	16,119
2012	4,578
2013	4,088
2014	234,162
Thereafter	480,453
$745,309

Interest paid in fiscal years 2007, 2008 and 2009 was $16.1 million, $34.1 million and $44.1 million, respectively.  Capitalized interest was $6.4 million, $12.9 million and $14.5 million in fiscal years 2007, 2008 and 2009, respectively.

The estimated fair value of our total debt as of March 31, 2008 and 2009 was $600.5 million and $571.4 million, respectively, based on quoted market prices for the publicly listed 7½% Senior Notes, 6⅛% Senior Notes, 3% Convertible Senior Notes and the carrying value for all our other debt, which approximates fair value.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the financial instruments we had as of March 31, 2009, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Rabbi Trust investments	$2,768	$—	$—	$2,768
Derivative liabilities	—	(8,457)	—	(8,457)
Net liabilities	$2,768	$(8,457)	$—	$(5,689)

The methods and assumptions used to estimate the fair values of the derivative assets and liabilities in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.  The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 9.

Note 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft.  As of March 31, 2009, we had 24 aircraft on order and options to acquire an additional 47 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2010		2011		2012	2013	Total
Commitments as of March 31, 2009:
Number of aircraft:
Small	1		—		—	—	1
Medium	8		3		—	—	11
Large	12		—		—	—	12
	21	(1)	3	(2)	—	—	24
Related expenditures (in thousands) (3)	$233,043		$11,547		$—	$—	$244,590
Options as of March 31, 2009:
Number of aircraft:
Small	1		—		—	—	1
Medium	—		3		11	13	27
Large	—		10		5	4	19
	1		13		16	17	47
Related expenditures (in thousands) (3)	$109,630		$258,974		$245,429	$189,070	$803,103
_________

(1)	Signed customer contracts are currently in place for six of these aircraft.

(2)	No signed customer contracts are currently in place for these three aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following chart presents an analysis of our aircraft orders and options during fiscal years 2007, 2008 and 2009:

	Fiscal Year Ended
	March 31, 2007		March 31, 2008		March 31, 2009
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	51	24	31	52	35	50
Aircraft delivered (1)	(25)	—	(34)	—	(33)	—
Aircraft ordered (2)	17	(9)	38	(19)	22	(12)
New options	—	31	—	17	—	9
Orders converted to options	(12)	12	—	—	—	—
Expired options	—	(6)	—	—	—	—
End of fiscal year	31	52	35	50	24	47
_________

(1)	Includes nine and ten, training aircraft delivered during fiscal years 2008 and 2009, respectively.

(2)	Includes 18 training aircraft ordered during fiscal year 2008.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation (“GECC”), and then leased back each of the nine aircraft under separate operating leases with a base term of ten years expiring in January 2016.  On September 1, 2008, we refinanced the nine leases with GECC, which had the effect of extending the lease term through August 2023.  Each “net” lease agreement requires us to be responsible for all operating costs.  Rent payments under each lease are payable monthly and total $4.2 million and $4.8 million annually during the first 120 months and second 60 months, respectively, for all nine leases in aggregate.  Each lease has a purchase option upon expiration and an early purchase option at 120 months (August 2018).  The early purchase option price for the nine aircraft at 120 months is approximately $49 million in aggregate.  There was a deferred gain on the sale of the aircraft in 2005 in the amount of $10.8 million in aggregate.  The deferred gain was originally being amortized as a reduction in lease expense over the original 10 year lease term in proportion to the rent payments.  As a result of the refinancing, the unamortized deferred gain of $7.9 million is being recognized over an additional 7 years and 8 months.  The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.  The approximate net present value of the lease payments as of March 31, 2009 was $44.9 million.

Operating Leases — We have noncancelable operating leases in connection with the lease of certain equipment, land and facilities, including the leases with a subsidiary of GECC discussed above.  Rental expense incurred under all operating leases included in income from continuing operations, except for those with terms of a month or less that were not renewed, was $17.5 million, $22.8 million and $21.1 million in fiscal years 2007, 2008 and 2009, respectively.  As of March 31, 2009, aggregate future payments under noncancelable operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal year ending March 31,
2010	$10,263
2011	7,394
2012	5,547
2013	4,088
2014	2,948
Thereafter	22,289
$52,529

Employee Agreements — Approximately 1,690 of our employees are represented by collective bargaining agreements and/or unions.  These agreements generally include annual escalations ranging from 4.2% to 10%.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In March 2009, we announced in response to the recent worldwide economic downturn that we were freezing management salaries and reviewing staffing levels and compensation structures are being reviewed to properly position the Company to continue meeting customers’ needs while maintaining operational safety.  We have made some staffing reductions in the U.S. Gulf of Mexico, West Africa and Australia business units.  We began consultations with U.K. union representatives and employees in our Europe business unit regarding potential staffing reductions.  Similar actions are expected in other business units as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions.

Effective April 30, 2009, an Executive Officer departed the Company.  In connection with the Executive Officer departure, we extended the expiration date of this Executive Officer’s options to purchase Common Stock to November 17, 2009.

During the first quarter of fiscal year 2010, we expect to recognize approximately $4.1 million in compensation expense (inclusive of the expenses recorded for the acceleration of unvested stock options and restricted stock) related to the work force reductions and the separation between the Company and the Executive Officer.

Internal Review — In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation. The SEC did not impose any fine or other monetary sanction on us.  Without admitting or denying the SEC’s findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Following the settlement with the SEC regarding improper payments made by our foreign affiliates in Nigeria, our outside counsel was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Internal Review.  We entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters until the end of December 2008, which has since been further extended until the end of June 2009.  We have been and intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict the outcome of the DOJ’s investigation into these matters.

As a result of the disclosure and remediation of a number of activities identified in the Internal Review, we may encounter difficulties conducting business in certain foreign countries and retaining and attracting additional business with certain customers.  We cannot predict the extent of these difficulties; however, our ability to continue conducting business in these countries and with these customers and through agents may be significantly impacted.  We could also still face legal and administrative proceedings, the institution of administrative, civil injunctive or criminal proceedings involving us and/or current or former employees, officers and/or directors who are within the jurisdictions of such authorities, the imposition of fines and other penalties, remedies and/or sanctions, including precluding us from participating in business operations in such countries.  It is also possible that we may become subject to claims by third parties, possibly resulting in litigation.  In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We responded to this claim in early 2006.  There has been minimal activity on this claim since then.  We may face further legal action of this type in the future.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal year 2007, we incurred approximately $3.1 million in professional fees related to the Internal Review and related matters.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC, and we incurred $0.6 million for legal fees related to the DOJ investigation relating to the Internal Review.  During fiscal year 2009, we incurred $1.4 million for legal and other professional fees related to the DOJ investigation relating to the Internal Review.

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

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for us, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred $1.9 million and $0.7 million in legal and other professional fees in fiscal years 2007 and 2008, respectively.  We incurred no legal or other professional fees in connection with this matter in fiscal year 2009; however, significant expenditures may be incurred in the future.

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

Hurricane Damage — In September 2008, four bases in the U.S. Gulf of Mexico were damaged by hurricane Ike: Galveston, Intracoastal City and Creole, as well as Sabine Pass, an infrequently used base.  Several other bases were damaged in other storms in fiscal year 2009.  Additionally, two small aircraft that were under repair when the storms hit were damaged.  Flight activity from these damaged bases was redirected to other operational bases along the U.S. Gulf of Mexico and has resumed in Intracoastal City and Creole.  We experienced higher than normal operating costs due to flight activities normally conducted from the Galveston base but operating from other locations.  Operating costs also increased for insurance deductibles, unreimbursed property and evacuation and redeployment expenses.

Based on estimates of the losses, discussions with our property insurers and analysis of the terms of our property insurance policies, we expect to receive a total of $3.2 million in net insurance recoveries under these policies as a result of damage from hurricane Ike, which we expect to result in a gain of approximately $1.4 million, net of $0.4 million in non-recoverable deductibles recognized during fiscal year 2009 in loss (gain) on disposal of other assets on our consolidated statement of income.  The damaged property totaling $1.9 million was written off and a corresponding insurance receivable was recorded in accounts receivable from non-affiliates on our consolidated balance sheet, $1.5 million of which was received as of March 31, 2009.

As a result of hurricanes Katrina and Rita in the fall of 2005, several of our shorebase facilities located along the U.S. Gulf Coast sustained significant hurricane damage.  In particular, hurricane Katrina caused a total loss of our Venice, Louisiana shorebase facility, and hurricane Rita severely damaged the Creole, Louisiana base and flooded the Intracoastal City, Louisiana base.  These facilities have since been reopened.  We recorded a $0.2 million net gain during fiscal year 2006, ($2.8 million in probable insurance recoveries offset by $2.6 million of involuntary conversion losses) related to property damage to these facilities.  During fiscal year 2008, we settled our claim for $0.3 million less than anticipated resulting in a pre-tax net loss of $0.1 million.  Total insurance recoveries received relating to the hurricanes were $2.5 million.

Supply Agreement with Timken — As discussed in Note 2, in conjunction with the sale of certain of the assets of Turbo to Timken, we signed a supply agreement with Timken through which we are obligated to purchase parts and components and obtain repair services totaling $10.5 million over a three-year period beginning December 1, 2006 at prices consistent with prior arrangements with Timken.  Through March 31, 2009, we have purchased $10.0 million under this agreement.

Guarantees — We have guaranteed the repayment of up to £10 million ($14.3 million) of the debt of FBS, an unconsolidated affiliate.  See discussion of this commitment in Note 3.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of HC from time to time.  As of March 31, 2009, surety bonds denominated in Mexican pesos with an aggregate value of 375 million Mexican pesos ($26.1 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from CIC, our partner in HC, for 76% ($20.7 million) of the surety bonds outstanding.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee from CIC, as of March 31, 2009:

Amount of Commitment Expiration Per Period
Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Fiscal Year 2015 and Thereafter
(In thousands)
$41,589	$440	$19,564	$21,585	$—

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 8 — TAXES

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2008	2009
	(In thousands)
Deferred tax assets:
Foreign tax credits	$15,502	$2,544
Accrued pension liability	70,518	21,700
Maintenance and repair	13,852	9,600
Accrued equity compensation	4,662	7,421
Deferred revenues	2,992	2,637
Other	6,787	10,154
Valuation allowance	(7,865)	(1,005)
Total deferred tax assets	106,448	53,051
Deferred tax liabilities:
Property and equipment	(173,249)	(129,500)
Inventories	(12,700)	(12,401)
Investments in unconsolidated affiliates	(17,298)	(35,714)
Other	(4,186)	(1,220)
Total deferred tax liabilities	(207,433)	(178,835)
Net deferred tax liabilities	$(100,985)	$(125,784)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources.  However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income.  The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years.  As of March 31, 2008 and 2009, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits.  Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

A portion of the above foreign tax credit asset represents the expected U.S. foreign tax credit that would result from the recognition of foreign deferred tax liabilities.  As such, the credit may not be claimed on the U.S. income tax return until such time that the related foreign deferred tax liabilities become current.  As of March 31, 2008 and 2009, $11.1 million and $1.5 million, respectively, of the above foreign deferred tax asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

As of March 31, 2009, we estimated that we will utilize all of our previously generated U.S. foreign tax credit carryover and therefore, no foreign tax credit carryover into the subsequent fiscal year exists as of March 31, 2009.

The components of income from continuing operations before provision for income taxes and minority interest for fiscal years 2007, 2008 and 2009 are as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Domestic	$27,376	$29,455	$78,006
Foreign	83,953	122,802	100,144
Total	$111,329	$152,257	$178,150

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The provision for income taxes from continuing operations for fiscal years 2007, 2008 and 2009 consisted of the following:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Current:
Domestic	$(2,764)	$4,321	$11,660
Foreign	21,824	27,478	15,593
	19,060	31,799	27,253
Deferred:
Domestic	18,352	16,312	26,746
Foreign	5,332	(2,033)	4,131
	23,684	14,279	30,877

Increase (decrease) in valuation allowance	(3,963)	(1,552)	(6,861)
Total	$38,781	$44,526	$51,269

The reconciliation of U.S. Federal statutory tax rate to the effective income tax rate for the provision of income taxes from continuing operations is shown below:

	Fiscal Year Ended March 31,
	2007	2008	2009
Statutory rate	35.0%	35.0%	35.0%
Net foreign taxes on non-U.S. earnings	11.1%	7.2%	16.1%
Foreign earnings indefinitely reinvested abroad	(8.7)%	(11.2)%	(22.5)%
Change in valuation allowance	(3.5)%	(1.0)%	0.1%
State taxes provided	0.2%	(0.3)%	(0.1)%
Taxes related to goodwill recognized upon the disposition of Turbo (Note 2)	2.2%	—%	—%
Effect of reduction in U.K. corporate income tax rate	—%	(1.7)%	—%
Release of deferred tax on entity restructuring	—%	(2.3)%	(0.4)%
Other, net	(1.5)%	3.5%	0.6%
Effective tax rate	34.8%	29.2%	28.8%

The U.S. Internal Revenue Service has examined our U.S. Federal income tax returns for all years through 2006.  All tax years through 2006 have been closed, either through settlement or expiration of the statute of limitations.

Effective April 1, 2008, the corporation income tax rate in the U.K. decreased from 30% to 28%.  As such, the portion of our deferred tax assets and liabilities related to the U.K. were revalued based on the 28% rate to be effective in prospective periods, resulting in a tax benefit of $2.5 million in our tax provision for fiscal year 2008.

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

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft.  The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years.  During fiscal year 2009, this transaction resulted in a $1.6 million reduction in our consolidated provision for income taxes.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes.  Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority.  As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken.  The following table summarizes the years open by jurisdiction at March 31, 2009:

Jurisdiction	Years Open
U.S.	2007 to present
U.K.	2007 to present
Nigeria	2000 to present

The effects of a tax position are recognized in the period in which we determine that it is more-likely-than-not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement.

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years.  We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity.  In fiscal years 2007 and 2008, we had net reversals of $3.4 million and $2.2 million, respectively, of reserves for tax contingencies as a result of the expiration of the related statutes of limitations or resolution of matters with tax authorities.  In fiscal year 2009, we  had a net provision of $3.3 million of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations.  Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes.  In fiscal years ended March 31, 2008 and 2009, $0.4 million and $0.4 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.

As of March 31, 2008 and 2009, we had $3.0 million and $5.3 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

The activity associated with our unrecognized tax benefit during fiscal years 2008 and 2009 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2008	2009
Unrecognized tax benefits - beginning of fiscal year	$6,310	$3,006
Increases for tax positions taken in prior years	1,487	4,411
Decreases for tax positions taken in prior years	(4,380)	(1,193)
Decreases related to settlements with tax authorities	(411)	(908)
Unrecognized tax benefits - end of fiscal year	$3,006	$5,316

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $90.5 million and $189.8 million as of March 31, 2008 and 2009, respectively.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.  Therefore, no accrual of income tax has been made for fiscal year 2009 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year.  Withholding taxes, if any, upon repatriation would not be significant.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions.  This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate.  The tax benefit for fiscal years 2007, 2008 and 2009 totaled approximately $1.1 million, $1.7 million and $0.2 million, respectively.

Income taxes paid during fiscal years 2007, 2008 and 2009 were $21.6 million, $33.8 million and $35.4 million, respectively.

Other Taxes

During fiscal year 2008, we reversed $5.4 million and $1.3 million in accruals for sales tax contingency and employee taxes in West Africa, respectively, and $1.6 million in accruals for employee taxes in Europe, all of which was included as a reduction in direct costs in our consolidated statement of income.

Note 9 — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

We currently have two qualified defined contribution plans, which cover substantially all employees other than Bristow Aviation employees.

The Bristow Group Inc. Employee Savings and Retirement Plan (“Bristow Plan”) covers corporate, Air Logistics LLC, Airlog International, Inc. and Air Logistics of Alaska Inc. employees.  Under the Bristow Plan, we match each participant’s contributions up to 3% of the employee’s compensation.  In addition, under the Bristow Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.

Bristow Helicopters (a wholly owned subsidiary of Bristow Aviation) and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan.  This defined contribution plan has replaced the defined benefit pension plans for future accrual.  The defined benefit pension plans, which covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997, are closed to future accrual and any deficits are funded by contributions by Bristow Helicopters and BIAGL.  The defined benefits were based on the employee’s annualized average last three years’ pensionable salaries up to the date of closure for future accrual.  Plan assets are held in separate funds administered by the trustees (the “Trustees”), which are primarily invested in equities and bonds in the U.K.  This plan limits the rate of annual increases in pensionable salary to the lesser of annual increases in a retail price index or 5%.  For members of the two closed defined benefits pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots.  Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution.  In addition, there are three defined contribution plans for staff who were not members of the original benefit plans, two of which are closed to new members.

Bristow Norway has a final salary defined benefit pension plan.  Pilots may retire from age 58 and other employees from age 67.  Bristow Norway also participates in the standard Norwegian Avtalefestet pension (contractual pension or “AFP”) early retirement system, which is only applicable for non-pilots due to the higher retirement age.  The pension benefit is a percentage of final salary in excess of a deductible.  The maximum pension is available to those with 30 or more years of service as of the date of retirement.  Additionally, there are associated death and disability benefits.  Plan assets are held in an insurance policy with an insurance company and contributions follow Norwegian rules, which are based on an individual actuarial calculation for each plan member.

Our contributions to our defined contribution plans were $8.2 million, $10.2 million and $9.6 million for fiscal years 2007, 2008 and 2009, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets, set forth the defined benefit retirement plans’ funded status and provide a detail of the components of net periodic pension cost calculated.  The measurement date adopted is March 31.  For the purposes of amortizing gains and losses, the 10% corridor approach has been adopted and assets are taken at fair market value.  Any such gains or losses are amortized over the average remaining life expectancy of the plan members.

	Fiscal Year Ended March 31,
	2008	2009
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$499,387	$511,980
Bristow Norway acquisition	—	22,264
Service cost	285	1,695
Interest cost	26,521	27,512
Actuarial gain (loss)	(2,776)	(68,530)
Benefit payments and expenses	(17,603)	(17,258)
Effect of exchange rate changes	6,166	(134,520)
Projected benefit obligation (PBO) at end of period	$511,980	$343,143
Change in plan assets:
Market value of assets at beginning of period	$386,318	$377,824
Bristow Norway acquisition	—	18,063
Actual return on assets	(10,556)	(49,877)
Employer contributions	14,703	33,747
Benefit payments and expenses	(17,603)	(17,258)
Effect of exchange rate changes	4,962	(100,736)
Market value of assets at end of period	$377,824	$261,763
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$511,980	$343,143
Projected benefit obligation (PBO)	$511,980	$343,143
Fair value of assets	(377,824)	(261,763)
Net recognized pension liability	$134,156	$81,380
Amounts recognized in accumulated other comprehensive loss	$195,902	$143,154

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$261	$285	$1,695
Interest cost on PBO	22,703	26,521	27,512
Expected return on assets	(23,490)	(27,454)	(24,830)
Amortization of unrecognized losses	3,641	4,141	4,476
Net periodic pension cost	$3,115	$3,493	$8,853

The amount in accumulated other comprehensive loss as of March 31, 2009 expected to be recognized as a component of net periodic pension cost in fiscal year 2010 is $3.5 million, net of tax, and represents amortization of the net actuarial losses.

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009
Discount rate	5.30%	6.20%	7.00%
Expected long-term rate of return on assets	6.60%	7.10%	7.50%
Rate of compensation increase	3.00%	3.50%	3.00%

Actuarial assumptions used to develop the components of the Norway plan were as follows:

Fiscal Year Ended March 31, 2009
Discount rate	5.50%
Salary escalation rate	4.50%
Social Security base amount	4.25%
Rate of compensation increase	1.75%

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

The types of investment are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the Scheme, its cash flow requirements and the funding level.  In addition, in order to avoid an undue concentration of risk, a spread of assets is held, this diversification being within and across asset classes.

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

The market value of the plan assets as of March 31, 2008 and 2009 was allocated between asset classes as follows.  Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

	Target Allocation As of March 31,		Actual Allocation as of March 31,

Asset Category	2008	2009	2008	2009
Equity securities	68.0%	59.9%	64.8%	55.4%
Debt securities	31.7%	37.0%	34.3%	40.1%
Property	0.0%	1.5%	0.0%	1.5%
Other assets	0.3%	1.6%	0.9%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

Estimated future benefit payments over each of the next five fiscal years from March 31, 2009 and in aggregate for the following five fiscal years after fiscal year 2014, including life assurance premiums, are as follows:

Projected Benefit Payments by the Plan for Fiscal Years Ending March 31,	Payments
(In thousands)
2010	$15,618
2011	17,054
2012	18,189
2013	19,208
2014	20,502
Aggregate 2015 – 2019	118,335

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets.  We pre-funded our contributions of $14.3 million to the U.K. plans for the fiscal year ending March 31, 2010 in March 2009.  Our contributions to the Norweigan plan for the fiscal year ending March 31, 2010 are expected to be $3.0 million.

Incentive Compensation

Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”).  A maximum of 1,200,000 shares of Common Stock are reserved, including 869,095 shares available for incentive awards under the 2007 Plan.  Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.

In addition, the Company has the following incentive and stock plans which have awards outstanding as of March 31, 2009 but under which we no longer make future grants:

•
The 2004 Stock Incentive Plan (“2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof.  Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.

•
The 2003 Non-qualified Stock Option Plan for Non-employee Directors (“2003 Director Plan”) which provided for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan.  As of the date of each annual meeting, each non-employee director who met certain attendance criteria was automatically granted an option to purchase 5,000 shares of our Common Stock.  The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

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

In June 2008, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees.  Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $50.25 per share.  The options will vest in annual installments of one-third each beginning on the first anniversary of the grant date.  Restricted stock grants vest at the end of three years.  Performance cash awards allow the recipient to receive from -0- to 200% of the target amount at the end of three years depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among the Company’s compensation peer group over the performance period.  The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our stock including any dividends paid since the award date (none have been paid through March 31, 2009) against the peer group and has a maximum potential payout of $10.0 million.  The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly.  No compensation expense was recorded related to the performance cash awards during fiscal year 2009.

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

Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $4.9 million, $9.5 million and $10.2 million for fiscal years 2007, 2008 and 2009, respectively.  Stock-based compensation expense has been allocated to our various business units.

Under our incentive and stock option plans there are 2,387,741 shares of Common Stock reserved for issuance as of March 31, 2009, of which 869,095 shares are available for future grants.

A summary of our stock option activity for fiscal year 2009 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at March 31, 2008	$35.40	761,865
Granted	48.71	233,643
Exercised	28.50	(38,636)
Expired or forfeited	45.70	(32,226)
Outstanding at March 31, 2009	38.63	924,646	8.74	$161
Exercisable at March 31, 2009	33.53	538,354	8.80	$152

Stock options granted to employees under the 1994, 2004 and 2007 Plans during fiscal years 2007, 2008 and 2009 vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant.  Stock options granted to non-employee directors under the 1991 and 2003 Director Plans vest after six months.

We use a Black-Scholes option pricing model to estimate the fair value of share-based awards under SFAS No. 123(R).  The Black-Scholes option pricing model incorporates various assumptions, including the risk-free interest rate, volatility, dividend yield and the expected term of the options.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option.  Expected volatilities are based on the historical volatility of shares of our Common Stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time.  We also use historical data to estimate the expected term of the options within the option pricing model; groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of the options represents the period of time that the options granted are expected to be outstanding.  Additionally, we estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual pre-vesting forfeitures differ from those estimates.  We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data.

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2007, 2008 and 2009.

	Fiscal Years Ended March 31,
	2007	2008	2009
Risk free interest rate	5.0% - 5.2%	3.0% - 4.7%	1.9% - 3.5%
Expected life (years)	4	4	6
Volatility	30% - 34%	34% - 45%	33%
Dividend yield	—	—	—
Weighted average grant-date fair value of options granted	$12.01	$18.94	$19.06

Unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.1 million as of March 31, 2009, relating to a total of 386,292 unvested stock options under our stock option plans.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.75 years.  The total fair value of options vested during fiscal years 2007, 2008 and 2009 was approximately $1.7 million, $2.6 million and $2.5 million, respectively.

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2007, 2008 and 2009 was $3.2 million, $6.1 million and $0.7 million, respectively.  The total amount of cash that we received from option exercises during fiscal years 2007, 2008 and 2009 was $3.9 million, $5.8 million and $1.1 million, respectively.  The total tax benefit attributable to options exercised during fiscal years 2007, 2008 and 2009 was $1.1 million, $2.2 million and $0.2 million, respectively.

The benefits associated with tax deductions in excess of recognized compensation cost are reported as a financing cash flow.  The excess tax benefits from stock-based compensation for fiscal years 2007, 2008 and 2009 of $1.1 million, $1.7 million and $0.2 million, respectively, are reported on our consolidated statements of cash flows in financing activities.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

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

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements.  The estimated service period is reassessed quarterly.  Changes in this estimate may cause the timing of expense recognized in future periods to accelerate.  Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2007, 2008 and 2009 was $2.4 million, $6.4 million and $7.0 million, respectively.

The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2009 and changes during fiscal year 2009:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Units	Per Unit
Non-vested as of March 31, 2008	495,170	$37.47
Granted	150,921	49.34
Forfeited	(21,146)	44.98
Vested	(30,945)	38.16
Non-vested as of March 31, 2009	594,000	40.23
Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $11.6 million as of March 31, 2009, relating to a total of 594,000 unvested restricted stock and restricted stock units.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.83 years.

The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance.  The bonuses related to this plan were $4.9 million, $6.6 million and $9.0 million for fiscal years 2007, 2008 and 2009, respectively.

In January 2004, we instituted a new non-qualified deferred compensation plan for our senior executives.  Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date.  In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf.  We contributed $0.4 million, $0.6 million and $0.7 million to this plan in fiscal years 2007, 2008 and 2009, respectively.  The assets of the plan are held in a rabbi trust and are subject to our general creditors.  As of March 31, 2009, the amount held in trust was $2.8 million.

Note 10 — STOCKHOLDERS’ INVESTMENT AND EARNINGS PER SHARE

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

Common Stock — In June 2008, we issued 4,715,000 shares of Common Stock at $46.87 per share through a public offering.  Net proceeds from the sale of the Common Stock were $211.0 million.  Additionally, we issued 281,900 shares of Common Stock through a concurrent private placement to Caledonia, one of our largest shareholders.  The shares sold to Caledonia were also at a price of $46.87 per share and generated proceeds of $13.2 million.

On August 2, 2007, our stockholders approved an increase to the number of authorized shares of our Common Stock from 35,000,000 to 90,000,000.

The total number of authorized shares of Common Stock reserved as of March 31, 2009 was 9,817,844.  These shares are reserved in connection with our Preferred Stock and our stock-based compensation plans.  We no longer have any authorized shares of Common Stock reserved in connection with prior acquisitions.

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our U.S. Gulf of Mexico and Arctic business units.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2009, approximately 2,219,300 shares of our Common Stock were held by persons with foreign addresses.  These shares represented approximately 7.6% of our total outstanding common shares as of March 31, 2009.  Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock and our Preferred Stock is publicly traded.

Earnings Per Share

Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per common share for fiscal years 2007, 2008 and 2009 excluded options to purchase 256,773, 409,229 and 359,548 shares, respectively, at weighted average exercise prices of $34.14, $38.16 and $47.71, respectively, 164,789, 1,233 and 407,869 restricted stock units, respectively, at weighted average prices of $34.91, $53.69 and $37.32, respectively, and zero, 194 and 425 restricted stock awards, respectively, at weighted average prices of zero, $54.68 and $53.36, respectively, which were outstanding during the period but were anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2007	2008	2009
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$64,715	$95,164	$111,904
Preferred Stock dividends	6,633	12,650	12,650
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income available to common stockholders – diluted	$71,348	$107,814	$124,554

Discontinued operations:
Income (loss) available to common stockholders – basic and diluted	$2,824	$(3,822)	$(246)
Net earnings:
Income available to common stockholders – basic	$67,539	$91,342	$111,658
Preferred Stock dividends	6,633	12,650	12,650
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income available to common stockholders – diluted	$74,172	$103,992	$124,308
Shares:
Weighted average number of common shares outstanding – Basic	23,496,253	23,772,425	27,884,161
Assumed conversion of Preferred Stock outstanding during the period (2)	3,420,621	6,522,800	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options and restricted stock units and restricted stock awards based on the treasury stock method	137,880	218,677	134,850
Weighted average number of common shares outstanding – diluted	27,054,754	30,513,902	34,541,811
Basic earnings per common share:
Earnings from continuing operations	$2.75	$4.00	$4.01
Earnings (loss) from discontinued operations	0.12	(0.16)	(0.01)
Net earnings	$2.87	$3.84	$4.00
Diluted earnings per common share:
Earnings from continuing operations	$2.64	$3.53	$3.61
Earnings (loss) from discontinued operations	0.10	(0.12)	(0.01)
Net earnings	$2.74	$3.41	$3.60

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

_______

(1)
Diluted earnings per common share for fiscal year 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes.  Such shares did not impact our calculation of diluted earnings per share for fiscal year ended March 31, 2009 as our stock price did not meet or exceed $77.34 per share.  These notes were issued in June 2008 and, therefore, did not impact the calculation of diluted earnings per share for fiscal years 2007 and 2008.  See Note 5 for further details.

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

Beginning on April 1, 2008, the North America business unit was segregated into three separate business units:  U.S. Gulf of Mexico, Arctic and WH Centralized Operations.  Amounts for fiscal years 2007 and 2008 and as of March 31, 2008 have been restated to conform to current period presentation.  Additionally, the South and Central America business unit is now referred to as the Latin America business unit.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following shows reportable segment information for the fiscal years ended March 31, 2007, 2008 and 2009, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$209,998	$219,199	$222,527
Arctic	15,309	14,254	16,725
Latin America	52,820	63,863	80,525
WH Centralized Operations	9,871	1,264	5,494
Europe	292,705	359,706	400,866
West Africa	131,141	170,770	192,427
Southeast Asia	73,404	111,117	129,042
Other International	45,876	46,737	50,715
EH Centralized Operations	11,996	10,931	11,063
Bristow Academy	—	14,787	24,335
Corporate	475	136	84
Total segment gross revenue	$843,595	$1,012,764	$1,133,803

Intrasegment gross revenue:
U.S. Gulf of Mexico	$163	$100	$174
Arctic	—	—	—
Latin America	—	—	8
WH Centralized Operations	4,637	2,841	2,356
Europe	5,229	2,038	638
West Africa	—	—	—
Southeast Asia	—	—	31
Other International	129	781	883
EH Centralized Operations	1,900	11,435	20,694
Bristow Academy	—	—	64
Total intrasegment gross revenue	$12,058	$17,195	$24,848

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$210,161	$219,299	$222,701
Arctic	15,309	14,254	16,725
Latin America	52,820	63,863	80,533
WH Centralized Operations	14,508	4,105	7,850
Europe	297,934	361,744	401,504
West Africa	131,141	170,770	192,427
Southeast Asia	73,404	111,117	129,073
Other International	46,005	47,518	51,598
EH Centralized Operations	13,896	22,366	31,757
Bristow Academy	—	14,787	24,399
Intrasegment eliminations	(12,058)	(17,195)	(24,848)
Corporate	475	136	84
Total consolidated gross revenue	$843,595	$1,012,764	$1,133,803

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Consolidated operating income (loss) reconciliation:
U.S. Gulf of Mexico	$30,386	$34,131	$31,705
Arctic	2,836	1,762	2,598
Latin America	14,360	13,618	21,972
WH Centralized Operations	(2,547)	(2,100)	(6,453)
Europe	52,819	77,348	74,773
West Africa	18,798	31,941	46,310
Southeast Asia	13,370	23,754	19,889
Other International	9,309	(283)	7,918
EH Centralized Operations	(13,580)	(13,391)	(27,723)
Bristow Academy	—	(809)	753
Gain on GOM Asset Sale	—	—	36,216
Gain on disposal of other assets	10,615	9,390	9,089
Corporate	(25,238)	(26,613)	(28,471)
Total consolidated operating income	$111,128	$148,748	$188,576

Capital expenditures:
U.S. Gulf of Mexico	$28,406	$31,682	$80,946
Arctic	131	2,518	119
Latin America	30,025	9,007	29,115
WH Centralized Operations	527	318	701
Europe	88,400	107,212	71,096
West Africa	1,892	15,823	14,947
Southeast Asia	221	4,355	53,266
Other International	1,861	8,974	1,585
EH Centralized Operations	63	297	1,583
Bristow Academy	—	7,073	4,604
Corporate (1)	153,080	150,608	196,948
Total capital expenditures (2)	$304,606	$337,867	$454,910

Depreciation and amortization:
U.S. Gulf of Mexico	$10,848	$11,045	$12,185
Arctic	155	653	806
Latin America	3,891	3,878	8,301
WH Centralized Operations	550	547	576
Europe	11,671	17,668	21,972
West Africa	6,601	8,090	8,327
Southeast Asia	3,497	4,090	6,281
Other International	3,511	5,161	2,674
EH Centralized Operations	1,510	753	1,941
Bristow Academy	—	1,840	2,094
Corporate	225	415	357
Total depreciation and amortization	$42,459	$54,140	$65,514

	March 31,
	2008	2009
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$256,927	$355,244
Arctic	17,233	15,584
Latin America	157,916	214,490
WH Centralized Operations	1,456	2,758
Europe	509,413	683,191
West Africa	252,458	269,618
Southeast Asia	165,431	207,951
Other International	99,185	77,509
EH Centralized Operations	51,291	30,241
Bristow Academy	33,966	37,961
Corporate (3)	432,079	440,726
Total identifiable assets	$1,977,355	$2,335,273
_________

(1)	Includes $152.9 million, $150.4 million and $197.8 million of construction in progress payments that were not allocated to business units in fiscal years 2007, 2008 and 2009, respectively.

(2)	Excludes $0.2 million and $0.1 million of capital expenditures for discontinued operations for fiscal years 2007 and 2008, respectively.

(3)
Includes $182.9 million and $230.1 million, respectively of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2008 and 2009, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

We attribute revenue to various countries based on the location where helicopter services are actually performed.  Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end.  Entity-wide information by geographic area is as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)
Gross revenue:
United Kingdom	$304,669	$357,706	$349,426
United States	186,187	249,641	267,789
Nigeria	131,141	170,770	192,427
Australia	66,679	102,774	113,770
Norway	9,513	12,931	63,874
Mexico	14,021	17,014	38,244
Trinidad	30,355	37,441	31,214
Other countries	101,030	64,487	77,059
	$843,595	$1,012,764	$1,133,803

	March 31,
	2008	2009
	(In thousands)
Long-lived assets
United Kingdom	$333,686	$369,077
United States	194,482	278,506
Norway	95,651	175,632
Nigeria	132,935	158,588
Australia	74,533	119,054
Mexico	22,019	65,505
Trinidad	46,179	40,731
Other countries	90,171	114,061
Construction in progress attributable to aircraft (1)	182,882	220,303
	$1,172,538	$1,541,457
_________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.

During fiscal year 2009, we conducted operations in over 20 countries including the U.S. and the U.K.  Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions.  During fiscal years 2007, 2008 and 2009, the aggregate activities of one major integrated oil and gas company customer accounted for 18%, 21% and 18%, respectively, of consolidated gross revenue.  Also, during fiscal year 2009 another customer accounted for 10% of our consolidated gross revenue.  No other customer accounted for 10% or more of our consolidated gross revenue during those periods.  During fiscal year 2009, our top ten customers accounted for 52% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 12 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30 (1)	September 30 (2)	December 31 (3)	March 31 (4)
	(In thousands, except per share amounts)
Fiscal Year 2008
Gross revenue	$231,151	$259,808	$261,520	$260,285
Operating income (5) (6)	28,786	49,718	36,748	33,496
Income from continuing operations (5) (6)	21,910	33,335	26,234	26,335
Income from discontinued operations (7)	762	615	(6,086)	887
Basic earnings per common share:
Earnings from continuing operations	$0.80	$1.27	$0.97	$0.97
Earnings from discontinued operations	0.03	0.03	(0.26)	0.04
Net earnings	$0.83	$1.30	$0.71	$1.01
Diluted earnings per share:
Earnings from continuing operations	$0.73	$1.10	$0.86	$0.86
Earnings from discontinued operations	0.02	0.02	(0.20)	0.03
Net earnings	$0.75	$1.12	$0.66	$0.89
Fiscal Year 2009
Gross revenue (8)	$284,123	$291,688	$282,987	$275,005
Operating income (5) (6) (8)	31,587	40,447	73,689	42,853
Income from continuing operations (5) (6) (8)	22,649	28,027	47,593	26,285
Income (loss) from discontinued operations (7)	—	(246)	—	—
Basic earnings per common share:
Earnings from continuing operations (9)	$0.78	$0.85	$1.53	$0.79
Earnings (loss) from discontinued operations	—	(0.01)	—	—
Net earnings	$0.78	$0.84	$1.53	$0.79
Diluted earnings per share:
Earnings from continuing operations (9)	$0.72	$0.79	$1.34	$0.74
Earnings (loss) from discontinued operations	—	(0.01)	—	—
Net earnings	$0.72	$0.78	$1.34	$0.74
_______

(1)
Operating income and income from continuing operations for the fiscal quarter ended June 30, 2008 included $0.8 million and $3.7 million, respectively, in additional earnings associated with the Mexico Reorganization (see Note 2 for further discussion).

(2)
Operating income and income from continuing operations for the fiscal quarter ended September 30, 2007 included $5.4 million in reversal of accrual for sales tax contingency in West Africa which is included in direct costs in our consolidated statements of income.  Operating income and income from continuing operations for the fiscal quarter ended September 30, 2008 included $2.1 million and $1.5 million, respectively, in reduced earnings from hurricanes in the U.S. Gulf of Mexico (see Note 7 for further discussion).

(3)
Income from continuing operations for the fiscal quarter ended December 31, 2008 was increased by $4.0 million as a result of a lower provision for income taxes, which was driven by a $2.6 million benefit related to tax elections filed as part of an internal reorganization and the resolution of $1.4 million in uncertain tax positions.

(4)
Income from continuing operations for each of the fiscal quarters ended March 31, 2008 and 2009 included dividend income received from an unconsolidated affiliate, net of taxes, of $1.8 million.  Operating income and income from continuing operations for the fiscal quarter ended March 31, 2008 included expense of $2.9 million, net of taxes, related to a claim by a former agent who we terminated in connection with the Internal Review.  These costs are included in general and administrative expenses in our consolidated statements of income.  Also for the fiscal quarter ended March 31, 2008, operating income and income from continuing operations included reversals of accruals for tax items of $1.0 million and $0.8 million, net of taxes, in Europe and West Africa, respectively, and $6.0 million in tax benefit which directly reduced our provision of income taxes associated with reduced U.K. corporate tax rates and an internal reorganization (see Note 8).  The reversals of accruals in Europe and West Africa are included in direct costs in our consolidated statements of income.  Operating income and income from continuing operations for the fiscal quarter ended March 31, 2008 included $1.2 million, net of taxes, of retirement related expenses for retirement agreements executed between the Company and two of our corporate officers, which were recorded in general and administrative expenses in our consolidated statements of income.  Operating income and income from continuing operations for the fiscal quarter ended March 31, 2009 included expenses recognized in Australia, part of our Southeast Asia business unit, for local tax matters of $1.3 million and $0.9 million, respectively, and a reduction in maintenance expense in our EH Centralized Operations business unit associated with a credit received from a third party maintenance provider of $6.8 million and $5.0 million, respectively.

(5)
Operating income and income from continuing operations included legal and professional costs in connection with the Internal Review and DOJ investigations totaling $0.5 million and $0.3 million, respectively, for the fiscal quarter ended September 30, 2007; $0.3 million and $0.2 million, respectively, for the fiscal quarter ended December 31, 2007; and $0.5 million and $0.3 million, respectively, for the fiscal quarter ended March 31, 2008.  Income from continuing operations amounts are presented on an after-tax basis.  We reversed $1.0 million ($0.7 million, net of taxes) of previously accrued settlement costs in September 2007 upon settlement of the investigation with the SEC.

(6)
Operating income and income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2007 and March 31, 2008 included $0.4 million, $(0.5) million, $2.7 million and $3.5 million, respectively, in gains (losses) on disposal of assets, net of taxes.  Operating income and income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2008 and March 31, 2009 included $2.0 million, $2.5 million, ($0.1) million and $2.4 million, respectively, in gains (losses) on disposal of assets, net of taxes.  Operating income and income from continuing operations for the fiscal quarters ended December 31, 2008 and March 31, 2009 include $24.4 million and $(1.0) million, respectively, in gain (loss) on GOM Asset Sale, net of taxes.  See Note 2 for more information on the GOM Asset Sale.

(7)
On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment.  The financial results for our Production Management Services segment through November 2, 2007 are classified as discontinued operations.  Income from discontinued operations for the fiscal quarters ended December 31, 2007 and September 30, 2008, respectively, included after-tax losses of $5.3 million and $0.2 million, respectively, related to the sale.

(8)
Revenue, operating income and income from continuing operations for the fiscal quarters ended December 31, 2008 and March 31, 2009 were significantly reduced by the impact of the strengthening U.S. dollar and resulting changes in foreign currency exchange rates as follows: revenue - $33.6 million and $41.4 million, respectively; operating income - $2.3 million and $6.3 million, respectively; income from continuing operations - $2.5 million and $4.9 million, respectively.

(9)
Earnings per share (basic and diluted) was decreased for the fiscal quarters ended September 30 and December 31, 2008 and March 31, 2009 as a result of additional shares issued in our June 2008 offering and private placement by $0.13, $0.21 and $0.14, respectively.

Note 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes, the 6 ⅛% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc.  (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2007

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$475	$275,606	$567,514	$—	$843,595
Intercompany revenue	—	15,705	12,173	(27,878)	—
	475	291,311	579,687	(27,878)	843,595
Operating expense:
Direct cost	9	196,920	437,373	—	634,302
Intercompany expenses	—	12,161	15,667	(27,828)	—
Depreciation and amortization	225	18,435	23,799	—	42,459
General and administrative	25,480	13,464	27,427	(50)	66,321
Gain on disposal of assets	—	(1,110)	(9,505)	—	(10,615)
	25,714	239,870	494,761	(27,878)	732,467
Operating income (loss)	(25,239)	51,441	84,926	—	111,128
Earnings from unconsolidated affiliates, net	37,626	25	11,613	(37,841)	11,423
Interest income	70,711	115	3,957	(66,067)	8,716
Interest expense	(11,652)	—	(65,355)	66,067	(10,940)
Other income net	(1,927)	(111)	(6,960)	—	(8,998)

Income from continuing operations before provision for income taxes and minority interest	69,519	51,470	28,181	(37,841)	111,329
Allocation of consolidated income taxes	4,816	(5,239)	(38,358)	—	(38,781)
Minority interest	(163)	—	(1,037)	—	(1,200)
Income from continuing operations	74,172	46,231	(11,214)	(37,841)	71,348
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	4,409	—	—	4,409
Provision for income taxes on discontinued operations	—	(1,585)	—	—	(1,585)
Income from discontinued operations	—	2,824	—	—	2,824
Net income	$74,172	$49,055	$(11,214)	$(37,841)	$74,172

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$271	$302,510	$709,983	$—	$1,012,764
Intercompany revenue	—	23,220	25,694	(48,914)	—
	271	325,730	735,677	(48,914)	1,012,764
Operating expense:
Direct cost	144	203,962	522,327	—	726,433
Intercompany expenses	—	25,845	23,069	(48,914)	—
Depreciation and amortization	291	21,357	32,492	—	54,140
General and administrative	27,651	12,832	52,350	—	92,833
Gain on disposal of assets	2	(3,967)	(5,425)	—	(9,390)
	28,088	260,029	624,813	(48,914)	864,016
Operating income (loss)	(27,817)	65,701	110,864	—	148,748
Earnings (losses) from unconsolidated affiliates, net	85,395	68	12,910	(85,395)	12,978
Interest income	87,441	224	2,268	(77,208)	12,725
Interest expense	(26,643)	—	(74,344)	77,208	(23,779)
Other income (expense), net	1,080	(997)	1,502	—	1,585

Income from continuing operations before provision for income taxes and minority interest	119,456	64,996	53,200	(85,395)	152,257
Allocation of consolidated income taxes	(15,272)	1,893	(31,147)	—	(44,526)
Minority interest	(192)	—	275	—	83
Income from continuing operations	103,992	66,889	22,328	(85,395)	107,814
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	1,722	—	—	1,722
Provision for income taxes on discontinued operations	—	(5,544)	—	—	(5,544)
Loss from discontinued operations	—	(3,822)	—	—	(3,822)
Net income	$103,992	$63,067	$22,328	$(85,395)	$103,992

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue:
Gross revenue	$550	$333,286	$799,967	$—	$1,133,803
Intercompany revenue	—	27,262	22,223	(49,485)	—
	550	360,548	822,190	(49,485)	1,133,803
Operating expense:
Direct cost	503	211,824	609,035	—	821,362
Intercompany expenses	—	22,629	26,856	(49,485)	—
Depreciation and amortization	530	23,690	41,294	—	65,514
General and administrative	28,117	16,310	59,229	—	103,656
(Gain) loss on GOM Asset Sale	1,837	(39,877)	1,824	—	(36,216)
(Gain) loss on disposal of assets	—	(1,704)	(26,948)	19,563	(9,089)
	30,987	232,872	711,290	(29,922)	945,227
Operating income (loss)	(30,437)	127,676	110,900	(19,563)	188,576
Earnings (losses) from unconsolidated affiliates, net	182,744	3,453	12,117	(185,090)	13,224
Interest income	76,048	131	2,305	(72,480)	6,004
Interest expense	(34,280)	—	(71,222)	72,480	(33,022)
Other income (expense), net	3,886	796	(1,314)	—	3,368

Income from continuing operations before provision for income taxes and minority interest	197,961	132,056	52,786	(204,653)	178,150
Allocation of consolidated income taxes	(72,838)	(13,003)	34,572	—	(51,269)
Minority interest	(815)	—	(1,512)	—	(2,327)
Income from continuing operations	124,308	119,053	85,846	(204,653)	124,554
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	(379)	—	—	(379)
Provision for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income	$124,308	$118,807	$85,846	$(204,653)	$124,308

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,691	$5,445	$68,833	$—	$300,969
Accounts receivable	11,931	67,047	172,974	(35,278)	216,674
Inventories	—	82,422	83,016	—	165,438
Prepaid expenses and other	1,000	6,200	30,676	(17,650)	20,226
Total current assets	239,622	161,114	355,499	(52,928)	703,307

Intercompany investment	924,815	62,990	251,960	(1,239,765)	—
Investment in unconsolidated affiliates	1,631	150	18,484	—	20,265
Intercompany notes receivable	835,439	—	(8,709)	(826,730)	—
Property and equipment – at cost:
Land and buildings	212	48,770	19,979	—	68,961
Aircraft and equipment	7,280	768,709	1,047,022	—	1,823,011
	7,492	817,479	1,067,001	—	1,891,972
Less: Accumulated depreciation and amortization	(1,511)	(129,675)	(219,329)	—	(350,515)
	5,981	687,804	847,672	—	1,541,457
Goodwill	—	4,486	40,168	—	44,654
Other assets	114,437	1,151	186,726	(276,724)	25,590
	$2,121,925	$917,695	$1,691,800	$(2,396,147)	$2,335,273

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$938	$20,772	$50,230	$(27,048)	$44,892
Accrued liabilities	11,458	22,703	90,594	(26,951)	97,804
Deferred taxes	(1,575)	—	7,770	—	6,195
Short-term borrowings and current maturities of long-term debt	64	—	5,908	—	5,972
Total current liabilities	10,885	43,475	154,502	(53,999)	154,863

Long-term debt, less current maturities	695,474	—	44,400	—	739,874
Intercompany notes payable	—	355,150	572,148	(927,298)	—
Accrued pension liabilities	—	—	81,380	—	81,380
Other liabilities and deferred credits	3,340	8,567	181,964	(177,130)	16,741
Deferred taxes	89,826	6,299	23,464	—	119,589
Minority interest	7,107	—	4,093	—	11,200

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common Stock	291	4,996	9,646	(14,642)	291
Additional paid-in-capital	421,391	17,906	542,992	(560,898)	421,391
Retained earnings	719,844	481,302	12,860	(494,162)	719,844
Accumulated other comprehensive income (loss)	(48,787)	—	64,351	(168,018)	(152,454)
	1,315,293	504,204	629,849	(1,237,720)	1,211,626
	$2,121,925	$917,695	$1,691,800	$(2,396,147)	$2,335,273

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(170,736)	$10,619	$189,816	$98,163	$127,862

Cash flows from investing activities:
Capital expenditures	(1,241)	(288,335)	(165,334)	—	(454,910)
Proceeds from asset dispositions	—	87,607	14,313	—	101,920
Acquisitions, net of cash received	(923)	356	(15,946)	—	(16,513)

Net cash used in investing activities	(2,164)	(200,372)	(166,967)	—	(369,503)

Cash flows from financing activities:
Proceeds from borrowings	115,000	—	—	—	115,000
Debt issuance costs	(3,768)	—	—	—	(3,768)
Repayment of debt and debt redemption premiums	(2,300)	—	(21,229)	—	(23,529)
Increases (decreases) in cash related to intercompany advances and debt	(160,320)	194,837	63,646	(98,163)	—
Dividends paid	12,900	—	(12,900)	—	—
Partial prepayment of put/call obligation	(220)	—	—	—	(220)
Distributions to minority interest owners	—	—	(2,468)	—	(2,468)
Preferred Stock dividends paid	(12,650)	—	—	—	(12,650)
Issuance of Common Stock	225,259	—	—	—	225,259
Tax benefit related to exercise of stock options	248	—	—	—	248
Net cash provided by financing activities	174,149	194,837	27,049	(98,163)	297,872
Effect of exchange rate changes on cash and cash equivalents	(1,052)	—	(44,260)	—	(45,312)
Net increase in cash and cash equivalents	197	5,084	5,638	—	10,919
Cash and cash equivalents at beginning of period	226,494	361	63,195	—	290,050
Cash and cash equivalents at end of period	$226,691	$5,445	$68,833	$—	$300,969

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

We carried out an evaluation, as of March 31, 2009, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(f).

Based upon that evaluation, and as a result of information reviewed by the Audit Committee of our board of directors, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2009, our disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed in our reports to the SEC under the Exchange Act.

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

c.  Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.  Management excluded from its assessment the internal control over financial reporting of Bristow Norway in which we acquired an additional 51% interest during the third quarter of fiscal year 2009 and whose financial statements constitute 4.3% of total assets and 4.6% of revenue of the consolidated financial statement amounts of and for the fiscal year ended March 31, 2009.  Based on this assessment, management concluded that, as of March 31, 2009, the Company maintained effective internal control over financial reporting.

Our independent auditors have issued an audit report on the Company’s internal control over financial reporting.

d.  Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

e.  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bristow Group Inc.:

We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Bristow Group Inc. acquired Norsk Helikopter AS during fiscal year 2009, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2009, Norsk Helikopter AS's internal control over financial reporting associated with total assets of $99.6 million and total revenue of $52.1 million included in the consolidated financial statements of the Bristow Group Inc. and subsidiaries as of and for the year ended March 31, 2009.  Our audit of internal control over financial reporting of Bristow Group Inc. also excluded an evaluation of the internal control over financial reporting of Norsk Helikopter AS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2009 and our report dated May 21, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
May 21, 2009

Item 9B.   Other Information.

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2009 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

The annual certification of the Company’s Chief Executive Officer required to be submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was submitted the New York Stock Exchange on August 19, 2008.

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

Item 11.  Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2009 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference.  Information in our fiscal year 2009 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not and shall not be deemed to be incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2009 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.  Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2009 annual meeting of stockholders under the caption “Relationship with Independent Public Accountants” and is incorporated into this document by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial Statements —

Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Income for fiscal years 2007, 2008 and 2009.
Consolidated Balance Sheet as of March 31, 2008 and 2009.
Consolidated Statement of Cash Flows for fiscal years 2007, 2008 and 2009.
Consolidated Statement of Stockholders’ Investment for fiscal years 2007, 2008 and 2009.
Notes to Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a) (3) Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.
	(1)Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2)Amended and Restated By-laws of the Company.	001-31617	10-Q	January 12, 2006	3(4)
	(3)Amendments to Section 1.9, 5.1 and 5.2 of the Amended and Restated Bylaws of the Company.	001-31617	8-K	December 26, 2007	3.2
(4)	Instruments defining the rights of security holders, including indentures.
	(1)Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2)Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee.	333-107148	S-4	July 18, 2003	4.1
	(3)Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4)Form of 144A Global Note representing $228,170,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.3

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(5)Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6⅛% Senior Notes due 2013	333-107148	S-4	July 18, 2003	4.4
	(6)Supplemental Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee.	001-31617	10-Q	August 5, 2004	4.1

(7)     Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
	(8)Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1
	(9)Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2
	(10)Form of 144A Global Note representing $299,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3
	(11)Form of regulation S Global Note representing $1,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4
	(12)Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7½% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1
	(13)Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.	001-31617	10-Q	November 5, 2007	4.2
	(14)Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1
	(15)First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2
(10)	Material Contracts.
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(5) Master Agreement dated December 12, 1996.	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)
(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
(10) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)
(13) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	December 16, 2005	10(28)
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	January 12, 2006	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	January 12, 2006	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	January 12, 2006	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	January 12, 2006	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	January 12, 2006	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	January 12, 2006	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	January 12, 2006	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	January 12, 2006	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	January 12, 2006	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	January 12, 2006	10(10)
(25) Employment Agreement with Brian C. Voegele dated June 1, 2005. *	001-31617	8-K	July 12, 2005	10(1)
(26) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)
(27) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 3, 2006	10(3)
(28) Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo. *	001-31617	8-K	February 8, 2006	10(1)

(29) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	February 9, 2005	10(2)
(30) Employment Agreement with Perry L. Elders dated February 16, 2006. *	001-31617	8-K	February 17, 2006	10(1)
(31) Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006.*	001-31617	8-K	March 13, 2006	10(1)
(32) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(33) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(34) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(35) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(36) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(37) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(38) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(39) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(40) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(41) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(42) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(43) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
(44) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(45) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(46) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1
(47) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2
(48) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(49) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(50) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(51) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(52) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(53) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1
(54) Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.54
(55) Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.55
(56) Retirement Agreement dated January 17, 2008 by and between the Company and Michael R. Suldo. *	001-31617	8-K	January 18, 2008	10.1
(57) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(58) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Perry L. Elders. *	001-31617	8-K	March 13, 2008	10.2
	(59) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
	(60) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
	(61) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
	(62) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
	(63) Bristow Group Inc. FY 2009 Annual Incentive Compensation Plan – Plan Provisions. *	001-31617	8-K	June 6, 2008	10.4
	(64) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
	(65) Third Amendment to Revolving Credit Agreement.	001-31617	8-K	June 17, 2008	10.2
	(66) Third Amendment to Letter of Credit Facility Agreement.	001-31617	8-K	June 17, 2008	10.3
	(67) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
	(68) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
	(69) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 21st day of May 2009.

BRISTOW GROUP INC.

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President - Finance and
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 21st day of May 2009.

/s/ William E. Chiles	President, Chief Executive Officer
William E. Chiles	and Director

/s/ Elizabeth D. Brumley	Vice President - Finance and
Elizabeth D. Brumley	Acting Chief Financial Officer

/s/ Brian J. Allman	Chief Accounting Officer and
Brian J. Allman	Corporate Controller

*	Director
Thomas N. Amonett

*	Director
Stephen J. Cannon

*	Director
Jonathan H. Cartwright

*	Director
Michael A. Flick

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
Ken C. Tamblyn

*	Director
William P. Wyatt

/s/ Randall A. Stafford
* By: Randall A. Stafford (Attorney-in-Fact)

EXHIBIT INDEX

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.
	(1)Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2)Amended and Restated By-laws of the Company.	001-31617	10-Q	January 12, 2006	3(4)
	(3)Amendments to Section 1.9, 5.1 and 5.2 of the Amended and Restated Bylaws of the Company.	001-31617	8-K	December 26, 2007	3.2
(4)	Instruments defining the rights of security holders, including indentures.
	(1)Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2)Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee.	333-107148	S-4	July 18, 2003	4.1
	(3)Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4)Form of 144A Global Note representing $228,170,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.3

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(5)Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.4
	(6)Supplemental Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee.	001-31617	10-Q	August 5, 2004	4.1

(7)    Supplemental Indenture dated as of August 16, 2005, among the Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
	(8)Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1
	(9)Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2
	(10)Form of 144A Global Note representing $299,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3
	(11)Form of regulation S Global Note representing $1,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4
	(12)Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7½% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1
	(13)Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.	001-31617	10-Q	November 5, 2007	4.2
	(14)Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1
	(15)First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2
(10)	Material Contracts.
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	0-5232	10-K	March 1997	10(14)
	(5) Master Agreement dated December 12, 1996.	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)
(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
(10) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	November 4, 2004	10(1)
(13) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	December 16, 2005	10(28)
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	January 12, 2006	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	January 12, 2006	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	January 12, 2006	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	January 12, 2006	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	January 12, 2006	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	January 12, 2006	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	January 12, 2006	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	January 12, 2006	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	January 12, 2006	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	January 12, 2006	10(10)
(25) Employment Agreement with Brian C. Voegele dated June 1, 2005. *	001-31617	8-K	July 12, 2005	10(1)
(26) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)
(27) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 3, 2006	10(3)
(28) Employment Agreement effective as of June 1, 2005 between the Company and Michael R. Suldo. *	001-31617	8-K	February 8, 2006	10(1)

(29) Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).
	001-31617	10-Q	February 9, 2005	10(2)
(30) Employment Agreement with Perry L. Elders dated February 16, 2006. *	001-31617	8-K	February 17, 2006	10(1)
(31) Amendment to Employment Agreement between the Company and Michael R. Suldo dated March 8, 2006.*	001-31617	8-K	March 13, 2006	10(1)
(32) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(33) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(34) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(35) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(36) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(37) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(38) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(39) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(40) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(41) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(42) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(43) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
(44) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(45) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(46) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1
(47) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2
(48) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(49) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(50) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(51) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(52) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(53) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1
(54) Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.54
(55) Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.55
(56) Retirement Agreement dated January 17, 2008 by and between the Company and Michael R. Suldo. *	001-31617	8-K	January 18, 2008	10.1
(57) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(58) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Perry L. Elders. *	001-31617	8-K	March 13, 2008	10.2
	(59) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
	(60) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
	(61) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
	(62) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
	(63) Bristow Group Inc. FY 2009 Annual Incentive Compensation Plan – Plan Provisions. *	001-31617	8-K	June 6, 2008	10.4
	(64) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
	(65) Third Amendment to Revolving Credit Agreement.	001-31617	8-K	June 17, 2008	10.2
	(66) Third Amendment to Letter of Credit Facility Agreement.	001-31617	8-K	June 17, 2008	10.3
	(67) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
	(68) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
	(69) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
(21)†	Subsidiaries.
(23)†	Consent of Independent Registered Public Accounting Firm.
(24)†	Powers of Attorney.
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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