Form 10-Q
period 2009-06-30
Bristow Group Inc
filed 2009-08-06
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2009.
29,359,662 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(2008 As Adjusted - Notes 1 and 4)

	Three Months Ended June 30,
	2008	2009
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$241,134	$248,891
Operating revenue from affiliates	17,270	14,602
Reimbursable revenue from non-affiliates	24,371	25,853
Reimbursable revenue from affiliates	1,348	1,106
	284,123	290,452
Operating expense:
Direct cost	186,973	180,677
Reimbursable expense	26,067	26,657
Depreciation and amortization	14,955	18,186
General and administrative	27,206	28,802
	255,201	254,322

Gain on disposal of assets	2,665	6,009
Earnings from unconsolidated affiliates, net of losses	7,723	2,633
Operating income	39,310	44,772
Interest income	1,447	222
Interest expense	(8,602)	(10,012)
Other income (expense), net	1,692	(1,481)
Income before provision for income taxes	33,847	33,501
Provision for income taxes	(10,564)	(9,510)
Net income	23,283	23,991
Net income attributable to noncontrolling interests	(703)	(268)
Net income attributable to Bristow	22,580	23,723
Preferred stock dividends	(3,162)	(3,162)
Net income available to common stockholders	$19,418	$20,561
Earnings per common share:
Basic	$0.78	$0.71
Diluted	$0.72	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(March 31 As Adjusted - Notes 1 and 4)
	March 31,	June 30,
	2009	2009
		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$300,969	$138,295
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $0.6 million	194,030	208,481
Accounts receivable from affiliates, net of allowance for doubtful accounts of $3.4 million	22,644	23,580
Inventories	165,438	184,190
Prepaid expenses and other assets	20,226	58,856
Total current assets	703,307	613,402
Investment in unconsolidated affiliates	20,265	199,734
Property and equipment – at cost:
Land and buildings	68,961	75,277
Aircraft and equipment	1,823,011	1,877,295
	1,891,972	1,952,572
Less – Accumulated depreciation and amortization	(350,515)	(378,846)
	1,541,457	1,573,726
Goodwill	44,654	46,808
Other assets	24,888	24,409
	$2,334,571	$2,458,079

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$44,892	$61,490
Accrued wages, benefits and related taxes	39,939	28,996
Income taxes payable	—	551
Other accrued taxes	3,357	2,654
Deferred revenues	17,593	18,872
Accrued maintenance and repairs	10,317	10,934
Accrued interest	6,434	8,608
Deposits on assets held for sale	—	23,764
Other accrued liabilities	20,164	21,545
Deferred taxes	6,195	11,042
Short-term borrowings and current maturities of long-term debt	8,948	8,953
Total current liabilities	157,839	197,409
Long-term debt, less current maturities	714,965	714,553
Accrued pension liabilities	81,380	96,384
Other liabilities and deferred credits	16,741	18,061
Deferred taxes	127,266	133,138
Commitments and contingencies (Note 7)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 4,600,000 shares; entitled in liquidation to $230 million; net of offering costs of $7.4 million	222,554	222,554
Common stock, $.01 par value, authorized 90,000,000 shares; outstanding: 29,111,436 as of March 31 and 29,336,770 as of June 30 (exclusive of 1,281,050 treasury shares)	291	293
Additional paid-in capital	436,296	439,712
Retained earnings	718,493	739,054
Noncontrolling interests	11,200	11,811
Accumulated other comprehensive loss	(152,454)	(114,890)
	1,236,380	1,298,534
	$2,334,571	$2,458,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(2008 As Adjusted - Notes 1 and 4)

	Three Months Ended June 30,
	2008	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$23,283	$23,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,955	18,186
Deferred income taxes	3,342	2,810
Discount amortization on long-term debt	114	725
Gain on asset dispositions	(2,665)	(6,009)
Gain on Heliservicio investment sale	(1,438)	—
Stock-based compensation expense	1,884	3,607
Equity in earnings from unconsolidated affiliates below dividends received	6,161	1,078
Tax benefit related to stock-based compensation	(231)	(26)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	997	9,866
Inventories	911	(6,336)
Prepaid expenses and other assets	(3,628)	(7,958)
Accounts payable	1,188	6,081
Accrued liabilities	(13,069)	(13,127)
Other liabilities and deferred credits	(2,160)	2,092
Net cash provided by operating activities	29,644	34,980
Cash flows from investing activities:
Capital expenditures	(130,818)	(86,040)
Deposits on assets held for sale	—	23,764
Proceeds from asset dispositions	7,406	40,364
Acquisitions, net of cash received	356	(178,638)
Net cash used in investing activities	(123,056)	(200,550)
Cash flows from financing activities:
Proceeds from borrowings	115,000	—
Debt issuance costs	(3,304)	—
Repayment of debt and debt redemption premiums	(1,597)	(1,404)
Partial prepayment of put/call obligation	(41)	(19)
Preferred Stock dividends paid	(3,162)	(3,162)
Issuance of common stock	225,117	346
Tax benefit related to stock-based compensation	231	26
Net cash provided by (used in) financing activities	332,244	(4,213)
Effect of exchange rate changes on cash and cash equivalents	(1,450)	7,109
Net increase (decrease) in cash and cash equivalents	237,382	(162,674)
Cash and cash equivalents at beginning of period	290,050	300,969
Cash and cash equivalents at end of period	$527,432	$138,295
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,529	$9,180
Income taxes	$12,240	$4,265
Non-cash investing activities:
Contribution of note receivable and aircraft to RLR	$(6,551)	$—
Aircraft received for investment in Heliservicio	$2,410	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2010 is referred to as fiscal year 2010.  Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2009 Annual Report (the “fiscal year 2009 Financial Statements”).  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2009, the consolidated results of operations for the three months ended June 30, 2008 and 2009, and the consolidated cash flows for the three months ended June 30, 2008 and 2009.

The following changes in presentation have been reflected in the condensed consolidated statements of income:

•
Gain on disposal of assets which was previously included within operating expense has been reclassified to be included as a separate line below operating expense, but still within operating income.  We believe that this presentation is preferable as our disposals of assets typically result in gains, which would reduce operating expense and not provide a clear presentation of our costs incurred to generate our revenue.

•
Earnings from unconsolidated affiliates which were previously excluded from operating income have been reclassified to be included within operating income.   We believe that this presentation is preferable as the operations of our unconsolidated affiliates are integral to our operations as these entities are involved in aircraft operations similar to ours in markets where governmental regulations limit foreign ownership of aircraft companies or where conditions favor entering into joint venture arrangement with local partners.

Amounts presented for the three months ended June 30, 2008 have been restated to conform to current period presentation.

We have evaluated subsequent events through the timing of filing these condensed consolidated financial statements with the SEC on August 5, 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2009 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income for the three months ended June 30, 2008 and 2009, includes $0.4 million and $1.5 million, respectively, in foreign currency transaction losses.

The following table presents applicable exchange rates for the indicated periods:

	Three Months Ended June 30,
	2008	2009
One British pound sterling into U.S. dollars
High	2.00	1.66
Average	1.97	1.55
Low	1.94	1.44
At period-end	1.99	1.65
One euro into U.S. dollars
High	1.60	1.43
Average	1.56	1.36
Low	1.53	1.29
At period-end	1.58	1.40
One Australian dollar into U.S. dollars
High	0.96	0.82
Average	0.94	0.76
Low	0.90	0.69
At period-end	0.96	0.81
________

Source:  Bank of England

We estimate that the deterioration of these currencies and other currencies versus the U.S. dollar compared to the average exchange rates for the three months ended June 30, 2008 had the following unfavorable impact on our results of operations, net of the effect of the derivative contracts discussed in Note 6 (in thousands):

Three Months Ended June 30, 2009

Revenue	$(34,963)
Operating expense	32,424
Earnings from unconsolidated affiliates	(472)
Non-operating expense	(1,866)
Income before provision for income taxes	(4,877)
Provision for income taxes	1,384
Net income	$(3,493)

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “(SFAS”) No. 141R, “Business Combinations.”  This pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R became effective for business combinations entered into after April 1, 2009 and thereafter.  We applied the provision of SFAS No. 141R to our acquisition of a 42.5% interest in Líder Aviação Holding S.A. (“Líder”) to the extent it applies to the acquisitions of interests in equity method joint ventures.  See Note 2 for further details on the Líder acquisition.

On April 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 has changed the accounting and reporting for minority interests by re-characterizing them as noncontrolling interests and classifying them as a component of stockholders’ investment in our condensed consolidated balance sheet and requires net income attributable to both the parent and the noncontrolling interests to be disclosed separately on the face of the condensed consolidated statement of income.  The presentation and disclosure requirements of SFAS No. 160 require retrospective application to all prior periods presented.  SFAS No. 160 also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners.  Upon adoption of SFAS No. 160, we have presented the noncontrolling interest as stockholders’ investment on our condensed consolidated balance sheets as of March 31 and June 30, 2009 and presented net income attributable to noncontrolling interests separately on our condensed consolidated statements of income for the three months ended June 30, 2008 and 2009.  Prior year amounts were previously included in mezzanine stockholders’ investment and minority interest expense on our consolidated balance sheets and consolidated statements of income, respectively.  The effect as of March 31, 2009 of the adoption of SFAS No. 160 was a reduction in the reported noncontrolling interest in mezzanine equity of $11.2 million, which was subsequently reclassified as a component of stockholders’ investment.  No changes in the ownership interests of these subsidiaries occurred during the three months ended June 30, 2009.

On April 1, 2009, we adopted No. 161, “Disclosures about Derivative and Hedging Instruments — An Amendment of FASB Statement No. 133.”  This standard requires enhanced disclosures about an entity’s derivative and hedging activities, but does not impact the accounting for such activities.  See Note 6 for further discussion and disclosures.

On April 1, 2009, we adopted FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.”  This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This FSP must be applied retrospectively to all instruments.  In June 2008, we issued 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) which are subject to this FSP.  See Note 5 to the fiscal year 2009 Annual Report for further discussion of the 3% Convertible Senior Notes.  Effective April 1, 2009, we applied the provisions of this FSP, on a retrospective basis, to our consolidated financial statements.  The impact of this FSP is provided in Note 4.

In April 2009 the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments."  This FSP increases the frequency of fair value disclosures required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" from annual only to quarterly reporting periods.  The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The provisions of this FSP have been applied to our consolidated financial statements as of June 30, 2009.  The impact of this FSP is provided in Note 5.

In June 2009 the FASB issued SFAS No. 165, "Subsequent Events," which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The requirements of SFAS No. 165 are effective for the interim and annual periods ending after June 15, 2009.  We adopted this as of June 30, 2009.

NOTE 2 — ACQUISITION

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $179.6 million including transaction costs incurred in fiscal years 2009 and 2010.  The acquisition was accounted for under the equity method of accounting.  In connection with this transaction, Líder purchased one large and four medium aircraft from us for $55.0 million, resulting in a net cash outlay of $124.6 million.  For the next five years, Bristow has the right to provide 100% of Líder’s helicopter lease requirements as well as the right to lease 50% of Líder’s total medium and large helicopter requirements that it would otherwise fulfill through purchase or finance lease.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Additionally, the terms of the purchase agreement include incremental earn-out payments of $8.5 million for each of the next three years and a cumulative earn-out payment up to an additional $27.6 million based on the achievements of growth targets over the next three years.  If fully earned, these payments would total up to $53.1 million.  In connection with the acquisition of our interest in Líder, we entered into a shareholders’ agreement that defines certain rights held by shareholders of Líder. Pursuant to the shareholders’ agreement, we are entitled to appoint one of the five members of Líder’s board of directors and our approval is required for certain actions. The shareholders’ agreement also includes provisions relating to the transfer of Líder shares, including provisions that restrict the sale by us of our Líder shares for three years, provides us with a right of first refusal on certain secondary sales and a tag along right for transfers of shares and requires our consent for an initial public offering by Líder in specified circumstances.

NOTE 3 — PROPERTY AND EQUIPMENT

During the three months ended June 30, 2009, we received proceeds of $40.4 million from the disposal of eight aircraft and certain other equipment, resulting in a net gain of $6.0 million.  Additionally during the three months ended June 30, 2009, we received $23.8 million of deposits for aircraft held for sale, which we classified in deposits on assets held for sale as of June 30, 2009 in our condensed consolidated balance sheet.  As of March 31 and June 30, 2009, respectively, we had 10 and 12 aircraft held for sale totaling $4.4 million and $28.9 million, which were classified in prepaid expenses and other assets in our condensed consolidated balance sheets.

Additionally, during the three months ended June 30, 2009, we made final payments in connection with the delivery of two small, four medium, three large and one fixed wing aircraft, and made progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 7) for a total of $69.5 million.  Also, during the three months ended June 30, 2009, we spent $10.1 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations and $6.4 million for additions to land and buildings.

NOTE 4 — DEBT

Debt as of March 31 and June 30, 2009 consisted of the following:

	March 31, 2009	June 30, 2009
	(In thousands)

7 ½% Senior Notes due 2017, including $0.5 million of unamortized premium	$350,537	$350,521
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038, including $21.9 million and $21.2 million of unamortized discount, respectively	93,067	93,792
Bristow Norway Debt	18,348	18,228
RLR Note	17,215	16,941
Term loans	14,382	13,806
Other debt	364	218
Total debt	723,913	723,506
Less short-term borrowings and current maturities of long-term debt	(8,948)	(8,953)
Total long-term debt	$714,965	$714,553

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

Prior to April 1, 2009, we accounted for the embedded conversion option in 3% Convertible Senior Notes following the recognition and measurement principles under APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issues Task Force (“EITF”) No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Under this authoritative guidance, separate accounting for an embedded conversion option was not required when the conversion spread feature did not qualify to be accounted for as a derivative instrument.

As discussed in Note 1, effective April 1, 2009, we adopted FSP APB No. 14-1.  This FSP requires that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component.  Such excess represents proceeds related to the conversion option and is recorded as accumulated paid in capital.  The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s remaining life.  Additionally, this FSP requires our bifurcation of the debt issuance costs into a component of debt and equity.  Our adoption of this FSP has been applied retrospectively to all past periods presented for our 3% Convertible Senior Notes issued in June 2008 which are subject to this FSP.

Under the provisions of this FSP, the following assumptions were made for our 3% Convertible Senior Notes upon adoption:

Date of issue	June 2008
Expected maturity date	June 2015
Remaining life	7 years
Effective interest rate	6.9%
Tax rate over term of debt	35%

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The effect of the adoption of FSP APB No. 14-1 on our consolidated balance sheet as of March 31, 2009 was as follows (in thousands):

	As Previously Reported	Effect of Change	As Currently Reported
Other assets	$25,590	$(702)	$24,888
Total debt	745,846	(21,933)	723,913
Deferred income tax liability	119,589	7,677	127,266
Additional paid-in capital	421,391	14,905	436,296
Retained earnings	719,844	(1,351)	718,493

The following information is presented for comparative purposes and illustrates the effect of FSP APB No. 14-1 on our 3% Convertible Senior Notes.  The balances of the liability and equity components as of each period presented are as follows (in thousands):

	March 31, 2009	June 30, 2009
Equity component- net carrying value	$14,905	$14,905
Liability component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(21,933)	(21,208)
Liability component – net carrying value	$93,067	$93,792

The effect of the adoption of FSP APB No. 14-1 on our condensed consolidated statement of income for the three months ended June 30, 2008 was as follows (in thousands, except per share amounts):

	As Previously Reported	Effect of Change	As Currently Reported
Interest expense	$8,493	$109	$8,602
Income tax expense	10,604	(40)	10,564
Net income attributable to Bristow	22,649	(69)	22,580
Diluted earnings per share	0.72	—	0.72

The remaining debt discount is being amortized into interest expense over the expected remaining life of the convertible debt instruments using the effective interest rate.  The effective interest rate for both the three months ending June 30, 2008 and 2009 was 6.9%.  Interest expense related to the 3% Convertible Senior Notes for the three months ended June 30, 2008 and 2009 was as follows (in thousands):

	Three Months Ended June 30,
	2008	2009
Contractual coupon interest	$134	$863
Amortization of debt discount	114	725
Total interest expense	$248	$1,588

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 5 — FAIR VALUE DISCLOSURES

Effective April 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” relating to our nonfinancial assets and liabilities measured on a nonrecurring basis which primarily consist of goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination. During the three months ended June 30, 2009, there were no triggering events that required fair value measurements of our nonfinancial assets and liabilities.

Assets and liabilities subject to fair value are categorized into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the financial instruments we held as of June 30, 2009 which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Derivative financial instrument asset	$—	$1,011	$—	$1,011
Rabbi trust investments	3,021	—	—	3,021
Total assetsTotal assets	$3,021	$1,011	$—	$4,032
Derivative financial instrument liability	—	(1,079)	—	(1,079)
Net assets (liabilities)	$3,021	$(68)	$—	$2,953

The methods and assumptions used to estimate the fair values of the derivative financial instrument assets and liabilities in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs such as publicly available forward market rates, and is designated as Level 2 within the valuation hierarchy.  The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust investments relate to our non-qualified deferred compensation plan for our senior executives as discussed in Note 9 to the fiscal year 2009 Financial Statements.

The fair value of our financial instruments has been estimated in accordance with SFAS No. 157.  The estimated fair value of our total debt as of June 30, 2009 was $683.6 million based on quoted market prices for the publicly listed 7 ½% Senior Notes due 2017, 6 ⅛% Senior Notes due 2013 and 3% Convertible Senior Notes and the carrying value for our other debt, which approximates fair value.  The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these instruments.

NOTE 6 — DERIVATIVES

As discussed in Note 1, effective April 1, 2009 we adopted SFAS No. 161.  This standard requires enhanced disclosure of derivatives and hedging activities on: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The designation of a derivative instrument as a hedge and its ability to meet the SFAS No. 133 hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the condensed consolidated financial statements.  A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the hedge’s underlying cash flows or fair value and the documentation standards of SFAS No. 133 are fulfilled at the time we enter into the derivative contract.  A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged.  The asset or liability value of the derivative will change in tandem with its fair value.  Changes in fair value, for the effective portion of qualifying hedges, are recorded in accumulated other comprehensive loss.  The derivative’s gain or loss is released from accumulated other comprehensive loss to match the timing of the effect on earnings of the hedge’s underlying cash flows.

We review the effectiveness of our hedging instruments on a quarterly basis.  We recognize current period hedge ineffectiveness immediately in earnings, and we discontinue hedge accounting for any hedge that we no longer consider to be highly effective.  Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings.  Upon termination of cash flow hedges, we release gains and losses from accumulated other comprehensive loss based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe.  Such an untimely occurrence requires us to immediately recognize in earnings gains and losses previously recorded in accumulated other comprehensive loss.

None of our derivative instruments contain credit-risk-related contingent features.  Counterparties to our derivative contracts are high credit quality financial institutions.

We entered into forward contracts in fiscal year 2009 and the first quarter of fiscal year 2010 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had five open contracts as of June 30, 2009, which had rates ranging from 1.35 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €11,229,225 and €13,217,175, for a total of €60,393,300, with the first contract expiring in July 2009 and the last in January 2010.  As of June 30, 2009, the fair value of these contracts was an asset of $1.0 million and a liability of $1.1 million.  As of June 30, 2009, an unrecognized loss of $0.05 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  We had eight open contracts as of March 31, 2009, which had rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €614,625 and €13,217,175, for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  As of March 31, 2009, the fair value of these contracts was a liability of $8.5 million.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  The derivative asset is included in prepaid expenses and other assets and the derivative liabilities are included in other accrued liabilities in our condensed consolidated balance sheets.  No gains or losses relating to hedges are recognized in our condensed consolidated statements of income for the three months ended June 30, 2008 or 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As of June 30, 2009, we had 17 aircraft on order and options to acquire an additional 47 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating margin.

	Nine Months Ending		Fiscal Year Ending March 31,
	March 31, 2010		2011		2012	2013	2014	Total
Commitments as of June 30, 2009:
Number of aircraft:
Small	1		—		—	—	—	1
Medium	4		3		—	—	—	7
Large	9	(1)	—		—	—	—	9
	14	(2)	3	(3)	—	—	—	17
Related expenditures (in thousands) (4)	$157,846		$11,547		$—	$—	$—	$169,393
Options as of June 30, 2009:
Number of aircraft:
Small	1		—		—	—	—	1
Medium	—		—		3	9	15	27
Large	—		—		10	5	4	19
	1		—		13	14	19	47
Related expenditures (in thousands) (4)	$4,340		$—		$268,142	$231,993	$320,963	$825,438
_________

(1)
Subsequent to June 30, 2009, we entered into an agreement to extend the delivery date to fiscal year 2011 for two large aircraft with commitments totaling $40.9 million.  This agreement allows us to cancel these orders without a termination fee through January 30, 2010 and February 28, 2010.  These aircraft were previously scheduled to be delivered in fiscal year 2010.

(2)	No signed customer contracts are currently in place for 13 of these 14 aircraft.

(3)	No signed customer contracts are currently in place for these three aircraft.

(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2009:

	Orders	Options
Beginning of quarter	24	47
Aircraft delivered	(10)	—
Aircraft ordered	3	—
End of quarter	17	47

As was the case in prior years, we periodically order aircraft for which we have no options.

Employee Agreements — Certain of our employees are represented by collective bargaining agreements and/or unions.  These agreements generally include annual escalations of up to 6%.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

As a result of recently enacted legislation in Australia, effective July 1, 2009, the workforce in Australia may be represented by either a union or workers’ counsel.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In March 2009, we announced that in response to the recent worldwide economic downturn we were freezing management salaries and reviewing staffing levels and compensation structures to properly position the Company to meet changing market conditions while maintaining operational safety. We are in consultations with U.K. union representatives and employees in our Europe and EH Centralized Operations business units regarding staffing reductions in fiscal year 2010.  Similar actions are occurring in other business units as part of an overall plan to reduce our work force by 5% to 10%.

Effective April 30, 2009, an Executive Officer departed the Company.  In connection with the Executive Officer departure, we extended the expiration date of this Executive Officer’s options to purchase common stock to November 17, 2009.

During the three months ended June 30, 2009, we recognized $4.2 million in compensation expense (inclusive of the expenses recorded for the acceleration of unvested stock options and restricted stock) related to the work force reductions that have occurred to date and the separation between the Company and the Executive Officer.

Internal Review — In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in Nigeria.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  As a result of the findings of the Internal Review (which was completed in late 2005), our quarter ended December 31, 2004 and prior financial statements were restated.  We also provided the SEC with documentation resulting from the Internal Review which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation.  The SEC did not impose any fine or other monetary sanction upon the Company.  Without admitting or denying the SEC’s findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  For further information on the restatements, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Following the settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Internal Review.  We have entered into an agreement with the DOJ that tolls the statute of limitations relating to these matters until the end of December 2009.  We intend to continue to be responsive to the DOJ’s requests.  At this time, it is not possible to predict what the outcome of the DOJ’s investigation into these matters will be for the Company.

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

During prior years, we have incurred a total of $13.6 million in professional fees related to the Internal Review and related matters.  We incurred no legal or other professional fees in connection with the Internal Review during the three months ended June 30, 2008 and 2009.  During the three months ended June 30, 2008 and 2009, we incurred approximately $0.1 million and $0.3 million, respectively, in legal and professional fees in connection with the DOJ investigation relating to the Internal Review.

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

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for our Company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

In connection with this matter, we incurred a total of $5.2 million in prior years in legal and professional fees.  We incurred no legal or other professional fees during the three months ended June 30, 2008 and 2009; however, significant expenditures may continue to be incurred in the future.

Civil Class Action Lawsuit – On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  The Company intends to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition and results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($16.5 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2009 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio Campeche S.A. de C.V. (“Heliservicio”), another unconsolidated affiliate, from time to time.  As of June 30, 2009, surety bonds with an aggregate value of 373 million Mexican pesos ($28.3 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio, for 76% ($22.4 million) of the surety bonds outstanding.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee, as of June 30, 2009 (in thousands):

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Fiscal Year 2015 and Thereafter

$45,941	$239	$22,249	$23,453	$—

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

NOTE 8 — TAXES

Our effective income tax rates were 31.2% and 28.4% for the three months ended June 30, 2008 and 2009, respectively.  During the three months ended June 30, 2008 and 2009, we accrued tax contingency related items totaling $0.2 million and $1.3 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of June 30, 2009, there were $6.4 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.  For the three months ended June 30, 2008 and 2009, we accrued interest and penalties of $0.1 million and $0.2 million, respectively, in connection with uncertain tax positions.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended June 30,
	2008	2009
	(In thousands)
Service cost for benefits earned during the period	$72	$55
Interest cost on pension benefit obligation	7,715	5,836
Expected return on assets	(6,969)	(4,574)
Amortization of unrecognized losses	1,283	1,086
Net periodic pension cost	$2,101	$2,403

We pre-funded our contributions of $14.3 million to our U.K. staff pension plan for the fiscal year ending March 31, 2010 in March 2009.  The current estimate of our cash contributions to our U.K. expatriate and Norwegian pension plans for fiscal year 2010 is $7.4 million, $1.3 million of which was paid during the three months ended June 30, 2009.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 9 to our fiscal year 2009 Financial Statements.

For the three months ended June 30, 2008 and 2009, total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $1.9 million and $3.6 million, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three months ended June 30, 2009, 288,788 stock options were granted at an average exercise price of $32.90 per share.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 2.56%; dividend yield of zero; stock price volatility of 52.2%; and expected option lives of 6 years.  Also during the three months ended June 30, 2009, we awarded 187,115 shares of restricted stock at an average grant date fair value of $32.90 per share.

No compensation expense was recorded related to the performance cash awards during the three months ended June 30, 2008 or 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three months ended June 30, 2008 and 2009 excluded options to purchase 508,763 and 298,442 shares, respectively, at weighted average exercise prices of $45.15 and $44.59, respectively, 117,590 and 365,244 restricted stock units, respectively, at weighted average prices of $46.92 and $37.06, respectively, and zero and 55,428 restricted stock awards, respectively, at weighted average prices of zero and $32.90, respectively, which were outstanding during the period but were anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2008	2009
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$19,418	$20,561
Preferred Stock dividends	3,162	3,162
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—
Income available to common stockholders – diluted	$22,580	$23,723

Shares:
Weighted average number of common shares outstanding – basic	24,848,223	29,133,400
Assumed conversion of Preferred Stock outstanding during the period (2)	6,522,800	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options and restricted stock units and restricted stock awards based on the treasury stock method	181,002	125,670
Weighted average number of common shares outstanding – diluted	31,552,025	35,781,870

Basic earnings per common share	$0.78	$0.71
Diluted earnings per common share	$0.72	$0.66
_________

(1)
Diluted earnings per common share for each of the three months ended June 30, 2008 and 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of Bristow's common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of Bristow common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2008 or 2009 as our stock price did not meet or exceed $77.34 per share.

(2)
Diluted earnings per common share included weighted average shares resulting from the assumed conversion of our preferred stock at the conversion rate that results in the most dilution:  1.4180 shares of common stock for each share of preferred stock.  If the average of the closing price per share of our common stock on each of the 20 consecutive trading days ending on the third day immediately preceding the mandatory conversion date of September 15, 2009 is greater than $35.26 per share, then the preferred stock will convert into fewer shares than assumed for diluted earnings per common share.  If such average is $43.19 per share or more, then the preferred stock will convert into 1,197,840 fewer shares than assumed for diluted earnings per common share.  For further details, see Note 10 in our fiscal year 2009 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 11 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services.  The Helicopter Services segment’s operations are conducted through three divisions:  Western Hemisphere, Eastern Hemisphere and Global Training, and ten business units within those divisions.  Western Hemisphere and Eastern Hemisphere operate through nine of the business units:  U.S. Gulf of Mexico, Arctic, Latin America and Western Hemisphere (“WH”) Centralized Operations within the Western Hemisphere, and Europe, West Africa, Australia, Other International and Eastern Hemisphere (“EH”) Centralized Operations within the Eastern Hemisphere.  Our WH and EH Centralized Operations business units are comprised of our technical services business and other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Western and Eastern Hemisphere business units) and division level expenses.  Bristow Academy is the only business unit within our Global Training division.

Beginning on April 1, 2009, there is no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Amounts presented below for the three months ended June 30, 2008 and as of March 31, 2009 have been restated to conform to current period presentation.

Additionally, we previously recorded certain cost reimbursement intercompany transactions between the EH Centralized Operations business unit and other business units as intrasegment revenue.  We have reclassified these cost reimbursements from revenue to a reduction in expense.  Amounts presented below for the three months ended June 30, 2008 have been restated to conform to current period presentation.

As discussed in Note 1, earnings from unconsolidated affiliates which were previously excluded from operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for the three months ended June 30, 2008 have been restated to conform to current period presentation.

The tables that follow show reportable segment information for the three months ended June 30, 2008 and 2009, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

	Three Months Ended June 30,
	2008	2009
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$61,509	$45,411
Arctic	4,243	4,395
Latin America	20,206	19,559
WH Centralized Operations	1,858	766
Europe	95,286	114,415
West Africa	43,300	54,817
Australia	33,113	28,163
Other International	16,258	13,327
EH Centralized Operations	2,167	2,304
Bristow Academy	6,151	7,293
Corporate	32	2
Total segment gross revenue	$284,123	$290,452

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2008	2009
	(In thousands)
Intrasegment gross revenue:
U.S. Gulf of Mexico	$—	$50
Arctic	—	—
Latin America	—	—
WH Centralized Operations	402	719
Europe	144	628
West Africa	—	—
Australia	—	—
Other International	530	108
EH Centralized Operations	148	1,355
Bristow Academy	—	—
Total intrasegment gross revenue	$1,224	$2,860

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$61,509	$45,461
Arctic	4,243	4,395
Latin America	20,206	19,559
WH Centralized Operations	2,260	1,485
Europe	95,430	115,043
West Africa	43,300	54,817
Australia	33,113	28,163
Other International	16,788	13,435
EH Centralized Operations	2,315	3,659
Bristow Academy	6,151	7,293
Intrasegment eliminations	(1,224)	(2,860)
Corporate	32	2
Total consolidated gross revenue	$284,123	$290,452

Consolidated operating income (loss) reconciliation:
U.S. Gulf of Mexico	$7,989	$6,240
Arctic	519	605
Latin America	9,701	4,779
WH Centralized Operations	(676)	(3,209)
Europe	19,466	18,778
West Africa	6,516	14,238
Australia	2,145	6,175
Other International	3,298	3,287
EH Centralized Operations	(5,422)	(2,893)
Bristow Academy	546	931
Gain on disposal of assets	2,665	6,009
Corporate	(7,437)	(10,168)
Total consolidated operating income (1)	$39,310	$44,772

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	March 31,	June 30,
	2009	2009
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$345,522	$363,451
Arctic	15,584	17,298
Latin America	214,490	382,999
WH Centralized Operations	12,480	12,177
Europe	683,191	779,763
West Africa	269,618	293,951
Australia	175,031	208,672
Other International	110,429	103,522
EH Centralized Operations	30,241	22,453
Bristow Academy	37,961	37,966
Corporate (2)	440,024	235,827
Total identifiable assets	$2,334,571	$2,458,079
__________

(1)	Operating income includes depreciation and amortization expense in the following amounts for the periods presented:

	Three Months Ended June 30,
	2008	2009
	(In thousands)
U.S. Gulf of Mexico	$2,957	$3,167
Arctic	224	191
Latin America	1,930	2,546
WH Centralized Operations	124	307
Europe	4,879	6,598
West Africa	2,053	2,039
Australia	1,172	1,566
Other International	966	876
EH Centralized Operations	150	179
Bristow Academy	411	631
Corporate	89	86
Consolidated total	$14,955	$18,186

(2)
Includes $230.1 million and $191.6 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of March 31 and June 30, 2009, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended June 30,
	2008	2009
	(In thousands)
Net income	$23,283	$23,991
Other comprehensive income (loss):
Currency translation adjustments (1)	3,503	42,130
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (2)	(9,371)	—
Unrealized loss on cash flow hedges (net of income tax effect of $0.3 million and $2.5 million, respectively)	(578)	(4,566)
Comprehensive income	$16,837	$61,555

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

________

(1)
During the three months ended June 30, 2009, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of June 30, 2009.

(2)
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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$31	$89,232	$194,860	$—	$284,123
Intercompany revenue	—	5,473	4,432	(9,905)	—
	31	94,705	199,292	(9,905)	284,123
Operating expense:
Direct cost	40	59,453	153,547	—	213,040
Intercompany expenses	—	4,485	5,420	(9,905)	—
Depreciation and amortization	67	5,712	9,176	—	14,955
General and administrative	7,153	4,331	15,722	—	27,206
	7,260	73,981	183,865	(9,905)	255,201

Gain on disposal of assets	—	1,963	702	—	2,665
Earnings from unconsolidated affiliates, net	49,123	3,454	4,269	(49,123)	7,723
Operating income	41,894	26,141	20,398	(49,123)	39,310

Interest income	20,935	65	451	(20,004)	1,447
Interest expense	(8,852)	—	(19,754)	20,004	(8,602)
Other income (expense), net	4,680	(25)	(2,963)	—	1,692

Income before provision for income taxes	58,657	26,181	(1,868)	(49,123)	33,847
Allocation of consolidated income taxes	(36,034)	(3,873)	29,343	—	(10,564)
Net income	22,623	22,308	27,475	(49,123)	23,283
Net income attributable to noncontrolling interests	(43)	—	(660)	—	(703)
Net income attributable to Bristow	$22,580	$22,308	$26,815	$(49,123)	$22,580

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$72,092	$218,360	$—	$290,452
Intercompany revenue	—	7,893	3,349	(11,242)	—
	—	79,985	221,709	(11,242)	290,452
Operating expense:
Direct cost	(82)	46,436	160,980	—	207,334
Intercompany expenses	7	3,654	7,581	(11,242)	—
Depreciation and amortization	179	6,801	11,206	—	18,186
General and administrative	12,814	3,232	12,756	—	28,802
	12,918	60,123	192,523	(11,242)	254,322

Gain on disposal of assets	—	—	6,009	—	6,009
Earnings from unconsolidated affiliates, net	17,141	—	3,341	(17,849)	2,633
Operating income	4,223	19,862	38,536	(17,849)	44,772

Interest income	30,433	12	145	(30,368)	222
Interest expense	(10,287)	—	(30,093)	30,368	(10,012)
Other income (expense), net	(238)	(538)	(705)	—	(1,481)

Income before provision for income taxes	24,131	19,336	7,883	(17,849)	33,501
Allocation of consolidated income taxes	(304)	(2,901)	(6,305)	—	(9,510)
Net income	23,827	16,435	1,578	(17,849)	23,991
Net income attributable to noncontrolling interests	(104)	—	(164)	—	(268)
Net income attributable to Bristow	$23,723	$16,435	$1,414	$(17,849)	$23,723

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,691	$5,445	$68,833	$—	$300,969
Accounts receivable	11,931	67,047	172,974	(35,278)	216,674
Inventories	—	82,422	83,016	—	165,438
Prepaid expenses and other	1,000	6,200	30,676	(17,650)	20,226
Total current assets	239,622	161,114	355,499	(52,928)	703,307

Intercompany investment	924,815	62,990	251,960	(1,239,765)	—
Investment in unconsolidated affiliates	1,631	150	18,484	—	20,265
Intercompany notes receivable	835,439	—	(8,709)	(826,730)	—
Property and equipment – at cost:
Land and buildings	212	48,770	19,979	—	68,961
Aircraft and equipment	7,280	768,709	1,047,022	—	1,823,011
	7,492	817,479	1,067,001	—	1,891,972
Less: Accumulated depreciation and amortization	(1,511)	(129,675)	(219,329)	—	(350,515)
	5,981	687,804	847,672	—	1,541,457
Goodwill	—	4,486	40,168	—	44,654
Other assets	113,735	1,151	186,726	(276,724)	24,888
	$2,121,223	$917,695	$1,691,800	$(2,396,147)	$2,334,571

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$938	$20,772	$50,230	$(27,048)	$44,892
Accrued liabilities	11,458	22,703	90,594	(26,951)	97,804
Deferred taxes	(1,575)	—	7,770	—	6,195
Short-term borrowings and current maturities of long-term debt	3,040	—	5,908	—	8,948
Total current liabilities	13,861	43,475	154,502	(53,999)	157,839

Long-term debt, less current maturities	670,565	—	44,400	—	714,965
Intercompany notes payable	—	355,150	572,148	(927,298)	—
Accrued pension liabilities	—	—	81,380	—	81,380
Other liabilities and deferred credits	3,340	8,567	181,964	(177,130)	16,741
Deferred taxes	97,503	6,299	23,464	—	127,266

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common stock	291	4,996	9,646	(14,642)	291
Additional paid-in-capital	436,296	17,906	542,992	(560,898)	436,296
Retained earnings	718,493	481,302	12,860	(494,162)	718,493
Noncontrolling interests	7,107	—	4,093	—	11,200
Accumulated other comprehensive income (loss)	(48,787)	—	64,351	(168,018)	(152,454)
	1,335,954	504,204	633,942	(1,237,720)	1,236,380
	$2,121,223	$917,695	$1,691,800	$(2,396,147)	$2,334,571

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,275	$2,214	$73,806	$—	$138,295
Accounts receivable	10,232	59,333	179,831	(17,335)	232,061
Inventories	—	85,289	98,901	—	184,190
Prepaid expenses and other	851	30,517	34,915	(7,427)	58,856
Total current assets	73,358	177,353	387,453	(24,762)	613,402
Intercompany investment	953,071	62,721	251,672	(1,267,464)	—
Investment in unconsolidated affiliates	—	844	198,890	—	199,734
Intercompany notes receivable	1,067,838	—	(201,398)	(866,440)	—
Property and equipment – at cost:
Land and buildings	212	50,234	24,831	—	75,277
Aircraft and equipment	8,156	737,231	1,131,908	—	1,877,295
	8,368	787,465	1,156,739	—	1,952,572
Less: Accumulated depreciation and amortization	(1,648)	(134,764)	(242,434)	—	(378,846)
	6,720	652,701	914,305	—	1,573,726
Goodwill	—	4,486	42,322	—	46,808
Other assets	113,462	1,149	186,928	(277,130)	24,409
	$2,214,449	$899,254	$1,780,172	$(2,435,796)	$2,458,079

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,857	$11,650	$53,979	$(6,996)	$61,490
Accrued liabilities	12,845	47,465	73,380	(17,766)	115,924
Deferred taxes	(1,712)	—	12,754	—	11,042
Short-term borrowings and current maturities of long-term debt	3,091	—	5,862	—	8,953
Total current liabilities	17,081	59,115	145,975	(24,762)	197,409

Long-term debt, less current maturities	671,223	—	43,330	—	714,553
Intercompany notes payable	—	304,254	662,186	(966,440)	—
Accrued pension liabilities	—	—	96,384	—	96,384
Other liabilities and deferred credits	3,709	8,507	182,975	(177,130)	18,061
Deferred taxes	100,419	6,604	26,115	—	133,138
Stockholders’ investment:
5.50% mandatory convertible preferred stock	222,554	—	—	—	222,554
Common stock	293	4,996	32,863	(37,859)	293
Additional paid-in-capital	439,712	18,041	552,968	(571,009)	439,712
Retained earnings	739,054	497,737	5,524	(503,261)	739,054
Noncontrolling interests	7,411	—	4,400	—	11,811
Accumulated other comprehensive income (loss)	12,993	—	27,452	(155,335)	(114,890)
	1,422,017	520,774	623,207	(1,267,464)	1,298,534
	$2,214,449	$899,254	$1,780,172	$(2,435,796)	$2,458,079

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(26,247)	$27,483	$33,744	$—	$34,980

Cash flows from investing activities:
Capital expenditures	(876)	(1,524)	(83,640)	—	(86,040)
Deposits on assets held for sale	—	23,764	—	—	23,764
Proceeds from asset dispositions	—	—	40,364	—	40,364
Acquisition, net of cash received	—	—	(178,638)	—	(178,638)

Net cash used in investing activities	(876)	22,240	(221,914)	—	(200,550)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(575)	—	(829)	—	(1,404)
Increases (decreases) in cash related to intercompany advances and debt	(141,681)	(52,954)	194,635	—	—
Dividends paid	8,750	—	(8,750)	—	—
Partial prepayment of put/call obligation	(19)	—	—	—	(19)
Preferred Stock dividends paid	(3,162)	—	—	—	(3,162)
Issuance of common stock	346	—	—	—	346
Tax benefit related to stock-based compensation	26	—	—	—	26
Net cash provided by (used in) financing activities	(136,315)	(52,954)	185,056		(4,213)
Effect of exchange rate changes on cash and cash equivalents	(978)	—	8,087	—	7,109
Net increase (decrease) in cash and cash equivalents	(164,416)	(3,231)	4,973	—	(162,674)
Cash and cash equivalents at beginning of period	226,691	5,445	68,833	—	300,969
Cash and cash equivalents at end of period	$62,275	$2,214	$73,806	$—	$138,295

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2009 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2008 and 2009, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2008 and 2009.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2009, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
August 5, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “fiscal year 2009 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Comparable Quarter” and “Current Quarter” refer to the three months ended June 30, 2008 and 2009, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2010 is referred to as “fiscal year 2010.”

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, vendors, competitors and regulators; and other matters.  Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results are forward-looking statements.

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Item 1A. Risk Factors” in the fiscal year 2009 Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing or we are unable to draw on our credit facilities;

•	we are not able to re-deploy our aircraft to regions with greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal and growth strategy;

•	the outcome of the U.S. Department of Justice (“DOJ”) investigation relating to the Internal Review, which is ongoing, has a greater than anticipated financial or business impact; and

•	the outcome of the DOJ antitrust investigation, which is ongoing, has a greater than anticipated financial or business impact.

All forward-looking statements in this Quarterly Report are qualified by these cautionary statements and are only made as of the date of this Quarterly Report.  We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance.  It provides the context for the discussion and analysis of the financial statements which follows and does not disclose every item impacting our financial condition and operating performance.

General

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria, Australia and Latin America, and we generated 80% of our revenue from international operations during the Current Quarter.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in one segment:  Helicopter Services.  The Helicopter Services segment’s operations are conducted through three divisions, Western Hemisphere, Eastern Hemisphere and Global Training, and through ten business units within those divisions:

•	Western Hemisphere

−	U.S. Gulf of Mexico

−	Arctic

−	Latin America

−	Western Hemisphere (“WH”) Centralized Operations

•	Eastern Hemisphere

−	Europe

−	West Africa

−	Australia

−	Other International

−	Eastern Hemisphere (“EH”) Centralized Operations

•	Global Training

−	Bristow Academy

  We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of June 30, 2009, we operated 385 aircraft (including 344 owned aircraft, 35 leased aircraft and 6 aircraft operated for one of our customers; 12 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 180 aircraft and managed 16 aircraft in addition to those aircraft leased from us.  Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority.  Bristow Academy, which forms the central core of our Global Training division, operates 76 aircraft (including 57 owned and 19 leased aircraft) and employs 190 people, including 88 flight instructors.  The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2009; (2) the number of helicopters which we had on order or under option as of June 30, 2009; and (3) the percentage of gross revenue which each of our business units provided during the Current Quarter.  For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total (1)	Unconsolidated Affiliates (2)	Total
U.S. Gulf of Mexico	16%	60	26	7	—	—	93	—	93
Arctic	1%	13	2	—	—	1	16	—	16
Latin America	7%	5	35	2	—	—	42	92	134
WH Centralized Operations	1%	—	—	—	—	—	—	—	—
Europe	39%	—	12	41	—	—	53	—	53
West Africa	19%	12	32	5	—	5	54	—	54
Australia	10%	2	9	15	—	—	26	—	26
Other International	4%	—	15	10	—	—	25	41	66
EH Centralized Operations	1%	—	—	—	—	—	—	63	63
Bristow Academy	2%	—	—	—	75	1	76	—	76
Total	100%	92	131	80	75	7	385	196	581
Aircraft not currently in fleet: (3)
On order		1	7	9	—	—	17
Under option		1	27	19	—	—	47
_________

(1)	Includes twelve aircraft held for sale.

(2)	The 180 aircraft operated and 16 aircraft managed by our unconsolidated affiliates are in addition to those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

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

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  Commodity prices fell substantially in the second half of 2008.  Most of our oil company customers have reduced capital spending plans, including in many cases deferral of projects, typically by 12 to 18 months.

As a result of lower commodity prices and the lack of liquidity in the credit markets, we have seen a reduction in demand for exploration-based flying and a shift to lower cost aircraft in certain of our markets.  In addition, a number of our customers reassessed their short to medium term plans resulting in a reduction in activity in comparison to prior year levels.  Although our small independent oil company customers are not the largest portion of our business, they are more vulnerable to commodity price shifts and the global financial crisis discussed below.  In several cases, such customers have slowed their payments for our services, and in one case, a small customer went into receivership. We have held pricing firm on existing contracts and continue to work with our clients to improve the efficiency of their operations.  Our global operations and critical mass of helicopters provide us with diversity of geographic and customer focus to help mitigate risks associated with single markets or customers.

Although some of the global demand for our services has softened, the fundamental long-term challenge for our industry is the limitation on supply of new aircraft and the need to retire many of the older aircraft in the industry’s fleet.  Currently manufacturers have some availability for aircraft.  However, we expect constraints on supply of new aircraft to resume.  There has been a softening in the aftermarket for sales of our older aircraft, reflecting fewer buyers with available capital, and sale prices have also declined, but to a lesser extent.  We continue to expect to grow our business through the delivery of aircraft on order and potentially through acquisitions and investments, subject to managing through cyclical downturns in the energy industry.

Over the past three years, we have raised approximately $1.0 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.1 billion on capital expenditures to grow our business.  We expect that our cash on deposit as of June 30, 2009 of $138.3 million, cash flow from operations and aircraft sales as well as the $100 million borrowing capacity under our revolving credit facility will be sufficient to satisfy our future capital commitments, including our remaining aircraft purchase commitments of $169.4 million as of June 30, 2009.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings.  See “Items 1A. Risk Factors” in Part II of our fiscal year 2009 Annual Report for a discussion of some of the risks associated with the continuing financial and credit crisis and worldwide economic downturn.

In order to manage our business more prudently during this period, we are taking the following actions:

•	Capital expenditures are being carefully evaluated and prioritized;

•	Management salaries have been frozen; and

•
We are in consultations with U.K. union representatives and employees in our Europe and EH Centralized Operations business units regarding staffing reductions in fiscal year 2010.  Similar actions are occurring in other business units as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions while maintaining operational safety.

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$258,404	$263,493	$5,089	2.0%
Reimbursable revenue	25,719	26,959	1,240	4.8%
Total gross revenue	284,123	290,452	6,329	2.2%
Operating expense:
Direct cost	186,973	180,677	6,296	3.4%
Reimbursable expense	26,067	26,657	(590)	(2.3)%
Depreciation and amortization	14,955	18,186	(3,231)	(21.6)%
General and administrative	27,206	28,802	(1,596)	(5.9)%
	255,201	254,322	879	0.3%
Gain on disposal of assets (1)	2,665	6,009	3,344	125.5%
Earnings from unconsolidated affiliates, net of losses (1)	7,723	2,633	(5,090)	(65.9)%

Operating income	39,310	44,772	5,462	13.9%
Interest income (expense), net	(7,155)	(9,790)	(2,635)	(36.8)%
Other income (expense), net	1,692	(1,481)	(3,173)	(187.5)%
Income before provision for income taxes	33,847	33,501	(346)	(1.0)%
Provision for income taxes	(10,564)	(9,510)	1,054	10.0%
Net income	23,283	23,991	708	3.0%
Net income attributable to noncontrolling interests	(703)	(268)	435	61.9%
Net income attributable to Bristow	$22,580	$23,723	$1,143	5.1%

Diluted earnings per common share	$0.72	$0.66	$(0.06)	(8.3)%
Operating margin (2)	13.8%	15.4%	1.6%	11.6%
Flight hours (3)	75,454	60,533	(14,921)	(19.8)%

________

(1)
Gain on disposal of assets which was previously included within operating expense has been reclassified in this Quarterly Report to be included as a separate line below operating expense, but still within operating income.  Earnings from unconsolidated affiliates which were previously included in non-operating income have been reclassified in this Quarterly Report to be included within operating income.  Amounts presented for the Comparable Quarter have been restated to conform to Current Quarter presentation.  See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further discussion of these changes in presentation.

(2)	Operating margin is calculated as operating income divided by gross revenue.

(3)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Current Quarter Compared to Comparable Quarter

The increase in gross revenue is primarily due to our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own, increases in rates charged to customers and the addition of over 30 new aircraft, the majority of which are medium and large aircraft which earn higher rates.  The acquisition of Bristow Norway increased revenue by $31.6 million from the Comparable Quarter to the Current Quarter.  These increases were partially offset by decreases in revenue in the U.S. Gulf of Mexico as a result of the sale of 53 small aircraft and related inventory, spare parts, and offshore fuel equipment operating in the U.S. Gulf of Mexico (the “GOM Asset Sale”), the impact on revenue for our Europe and Australia business units of exchange rate changes as the U.S. dollar was stronger in the Current Quarter versus the Comparable Quarter and a decrease in fuel costs rebilled to our customers.

Operating expense decreased primarily due to a reduction in operating costs in the U.S. Gulf of Mexico resulting from the GOM Asset Sale, a decrease in global fuel costs and the impact of exchange rate changes, offset primarily by the addition of $29.3 million in expense from Bristow Norway and increases in depreciation expense resulting from the addition of new aircraft and in general and administrative expense resulting primarily from the separation between the Company and an Executive Officer that resulted in $3.1 million of additional compensation expense during the Current Quarter.

Operating income was also impacted by an increase in the gain on disposal of assets of $3.3 million and a $5.1 million decrease in earnings from unconsolidated affiliates.  While the Current Quarter includes earnings from our recent investment in Líder Aviação Holding S.A. (“Líder”) of $1.3 million, this was more than offset by decreased earnings from Rotorwing Leasing Resources, L.L.C. (“RLR”) and Bristow Norway.  See further discussion of Líder and RLR included in “– Business Unit Operating Results – Latin America” and further discussion of Bristow Norway in “– Business Unit Operating Results – Europe.”

Despite the 13.9% increase in operating income, net income increased only slightly as a result of lower other income (expense), net and an increase in net interest expense.  Diluted earnings per share was reduced as a result of the issuance of 4,996,900 shares of common stock in our June 2008 equity offering.

Business Unit Operating Results

The following discussion sets forth certain operating information for the ten business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on April 1, 2009, there is no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Amounts presented below for the Comparable Quarter have been restated to conform to Current Quarter presentation.

Additionally, we previously recorded certain cost reimbursement intercompany transactions between the EH Centralized Operations business unit and other business units as intrasegment revenue.  We have reclassified these cost reimbursements from revenue to a reduction in expense.  Amounts presented below for the Comparable Quarter have been restated to conform to Current Quarter presentation.

As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, earnings from unconsolidated affiliates which were previously included in non-operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for the three months ended June 30, 2008 have been restated to conform to current period presentation.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$61,509	$45,461	$(16,048)	(26.1)%
Operating expense	$53,520	$39,221	$14,299	26.7%
Operating margin	13.0%	13.7%	0.7%	5.4%
Flight hours	37,639	20,421	(17,218)	(45.7)%

The decrease in flight hours, gross revenue and operating expense and the increase in operating margin is primarily due to the GOM Asset Sale.  The GOM Asset Sale resulted in a decrease in revenue and flight hours of $11.5 million and 13,800, respectively.  Additionally, both revenue and operating expense decreased as a result of a decrease in fuel costs, which are generally recovered from our customers.  Salaries, maintenance and other overhead costs also decreased as a result of the reduction in number of aircraft supported due to the GOM Asset Sale.  The GOM Asset Sale resulted in improved operating margin as it contributed, along with the addition of new large aircraft to this market, to a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft, which earn higher rates.

Arctic

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$4,243	$4,395	$152	3.6%
Operating expense	$3,724	$3,790	$(66)	(1.8)%
Operating margin	12.2%	13.8%	1.6%	13.1%
Flight hours	2,437	2,348	(89)	(3.7)%

Operating results for Arctic were mostly unchanged compared to the Comparable Quarter and seasonally higher than the three months ended March 31, 2009.  There have been no significant changes in contracts or operating expenses since the Comparable Quarter.

Latin America

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$20,206	$19,559	$(647)	(3.2)%
Operating expense	$13,731	$15,572	$(1,841)	(13.4)%
Earnings from unconsolidated affiliates	$3,226	$792	$(2,434)	(75.4)%
Operating margin	48.0%	24.4%	(23.6)%	(49.2)%
Flight hours	8,539	8,586	47	0.6%

Gross revenue for Latin America decreased primarily due to a decrease in flight hours in Trinidad driven by lower demand by three major customers in that market offset slightly by additional contracts in Mexico and increased activity in Brazil.  During the Comparable Quarter, we restructured our ownership interests in certain joint ventures which resulted in several changes effective April 1, 2008, including the consolidation of RLR, return to the accrual basis of accounting for revenue recognition with Heliservicio Campeche S.A. de C.V. (“Heliservicio”) and application of the equity method of accounting to our investment in Heliservicio.  Collectively these transactions are referred to as the Mexico Reorganization.

Operating expense for Latin America increased primarily due to increased activity in Mexico and Brazil offset by a decrease in operating expense for Trinidad as a result of decreased activity in that market.  Additionally, we recorded an impairment charge of $0.4 million during the Current Quarter for an aircraft that is held for sale as of June 30, 2009.  Although revenue in Trinidad has decreased significantly, we are still incurring some fixed operating costs which contributed to the decreased operating margin for this business unit compared to the Comparable Quarter.  The asset impairment charge in the Current Quarter, the Mexico Reorganization (which resulted in additional $0.8 million of operating income during the Comparable Quarter) and a decrease in earnings from unconsolidated affiliates also contributed to the decreased operating margin.

Earnings from unconsolidated affiliates decreased primarily due to the collection of past due receivables of RLR resulting in $3.6 million of additional equity earnings during the Comparable Quarter compared to equity losses of $0.5 million from our investment in Heliservicio in the Current Quarter, which were partially offset by the addition of $1.3 million of earnings in the Current Quarter from our investment in Líder acquired on May 26, 2009.

WH Centralized Operations

	Three Months Ended June 30,
	2008	2009	Unfavorable
	(In thousands, except percentages)
Gross revenue	$2,260	$1,485	$(775)	(34.3)%
Operating expense	2,936	4,694	(1,758)	(59.9)%
Operating loss	$(676)	$(3,209)	$(2,533)	(374.7)%

Our WH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to these other Western Hemisphere business units) and division level expenses.  Operating expense reflects costs associated with other non-flight services net of the related charges to the other Western Hemisphere business units.

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, decreased as a result of a reduction in part sales.

Operating expense for WH Centralized Operations increased primarily due to lower recovery of maintenance expense from our other Western Hemisphere business units as a result of reduced flight activity.

Europe

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$95,430	$115,043	$19,613	20.6%
Operating expense	$77,954	$96,297	$(18,343)	(23.5)%
Earnings from unconsolidated affiliates	$1,990	$32	$(1,958)	*
Operating margin	20.4%	16.3%	(4.1)%	(20.1)%
Flight hours	10,306	14,855	4,549	44.1%
________

* not meaningful

Gross revenue and flight hours for Europe increased primarily as a result of the consolidation of Bristow Norway effective October 31, 2008 ($31.6 million and 4,064 hours, respectively) and new contracts in the North Sea offset primarily by the unfavorable impact of exchange rate changes as the U.S. dollar was stronger in the Current Quarter versus the Comparable Quarter.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($29.3 million).  These increases in operating expense were offset primarily by the impact of exchange rate changes.  Additionally, during the Comparable Quarter we recorded $1.9 million of equity earnings from Bristow Norway as it was an equity method investment prior to our October 31, 2008 acquisition of the 51% interest that we did not previously own.  As a result of the consolidation of Bristow Norway, which earned a lower operating margin than the remainder of the Europe business unit, and the related decrease in earnings from unconsolidated affiliates, operating margin for Europe decreased compared to the Comparable Quarter.

We are continuing to integrate Bristow Norway into our Europe business unit, including administrative and operating activities.  The future operating results and operating margins for Europe, including Bristow Norway, are expected to improve from this integration.

West Africa

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$43,300	$54,817	$11,517	26.6%
Operating expense	$36,784	$40,579	$(3,795)	(10.3)%
Operating margin	15.0%	26.0%	11.0%	73.3%
Flight hours	9,598	8,950	(648)	(6.8)%

Gross revenue for West Africa increased primarily as a result of one new contract and rate escalations under existing contracts offset slightly by a decrease in flight hours as a result of civil unrest.

The increase in operating expense was primarily a result of increases in salaries and benefits, freight, training and travel and meals, partially offset by a favorable impact of exchange rate changes as the U.S. dollar was stronger versus the Nigerian Naira and the British pound sterling in the Current Quarter versus the Comparable Quarter.  Operating margin for West Africa increased primarily as a result of the favorable impact on operating expense of exchange rate changes, the new contract and increases in rates under existing contracts.

We experience periodic disruption to our operations related to civil unrest and violence.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$33,113	$28,163	$(4,950)	(14.9)%
Operating expense	$30,968	$21,988	$8,980	29.0%
Operating margin	6.5%	21.9%	15.4%	236.9%
Flight hours	4,040	2,880	(1,160)	(28.7)%

Gross revenue for Australia decreased primarily due to a decrease in flight hours as a result fewer aircraft under contract since the Comparable Quarter and due to the weakening of the Australian dollar versus the U.S. dollar in the Current Quarter compared to the Comparable Quarter.

Operating expense decreased primarily due to decreased activity resulting in a decrease in salaries and benefits, maintenance expense, fuel, travel and training expenses and the impact of changes in exchange rates.  Operating expense was also decreased as a result of the reversal of costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities in these matters during the Current Quarter.  Additionally, compensation costs for the Comparable Quarter included adjustments to employee tax and leave accruals related to prior periods totaling $1.3 million.  Excluding the adjustments to employee tax and leave accruals related to prior periods, operating margin for the Comparable Quarter would have been 15.0%.

Other International

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$16,788	$13,435	$(3,353)	(20.0)%
Operating expense	$13,550	$10,163	$3,387	25.0%
Earnings from unconsolidated affiliates	$60	$15	$(45)	(75.0)%
Operating margin	19.6%	24.5%	4.9%	25.0%
Flight hours	2,895	2,493	(402)	(13.9)%

Gross revenue for Other International decreased primarily due to a decrease in revenue in Russia (the Comparable Quarter included $1.2 million in escalation charges to a customer) and Mauritania and Egypt (due to ending of short-term contracts) and the impact of exchange rate changes partially offset by increases in revenue in Libya and Ghana (due to new contracts).

Operating expense decreased primarily due to a reduction in lease and landing costs in Russia, a reduction in costs in Mauritania and Egypt (due to ending of short-term contracts) and the impact of exchange rate changes.  These decreases were partially offset by increase in costs in Libya and Ghana (due to new contracts).  The decrease in operating expense in these markets resulted in the increase in operating margin for Other International.

EH Centralized Operations

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$2,315	$3,659	$1,344	58.1%
Operating expense	10,236	8,346	1,890	18.5%
Earnings from unconsolidated affiliates	2,499	1,794	(705)	(28.2)%
Operating loss	$(5,422)	$(2,893)	$2,529	46.6%

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

Gross revenue for EH Centralized Operations increased as a result of an increase in spare part and workorder sales.

Operating expense decreased primarily due to an increase in maintenance and overhead allocations to other business units as well as less exposure to the impact of changes in foreign exchange rates as the result of allocating these foreign exchange exposures to the other business units, a charge taken in the Comparable Quarter to reduce the carrying value of obsolete inventory and unusually high heavy maintenance expense incurred in the Comparable Quarter.

Earnings from unconsolidated affiliates decreased due to the stronger U.S. dollar during the Current Quarter compared to the Comparable Quarter.

Bristow Academy

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$6,151	$7,293	$1,142	18.6%
Operating expense	$5,605	$6,362	$(757)	(13.5)%
Operating margin	8.9%	12.8%	3.9%	43.8%

Gross revenue for Bristow Academy increased as a result of increased military training and the acquisition of additional training aircraft.

Operating expense increased primarily due to increased business volume as well as costs of operating additional aircraft.  The operating margin improved due to the fact that the military training contracts yield a higher margin of return.  During the Current Quarter, approximately 50 pilots graduated from Bristow Academy; we hired 1 graduate as an instructor at Bristow Academy and 3 graduates as pilots (mostly former instructors) into our other business units.

Corporate

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$32	$2	$(30)	(93.8)%
Operating expense	7,417	10,170	(2,753)	(37.1)%
Losses from unconsolidated affiliates	(52)	—	52	100.0%
Operating loss	$(7,437)	$(10,168)	$(2,731)	(36.7)%

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased primarily due to the separation between the Company and an Executive Officer during April 2009, which was partially offset by a decrease in professional fees.

Interest Expense, Net

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$1,447	$222	$(1,225)	(84.7)%
Interest expense	(10,857)	(11,399)	(542)	(5.0)%
Amortization of debt discount	(114)	(725)	(611)	*
Amortization of debt fees	(413)	(496)	(83)	(20.1)%
Capitalized interest	2,782	2,608	(174)	6.3%
Interest expense, net	$(7,155)	$(9,790)	$(2,635)	(36.8)%
________
* not meaningful

Interest income decreased as a result of our shift in cash from higher yielding investments to lower yielding, U.S. government investments in response to the condition of global financial markets.  Interest expense increased primarily as a result of additional interest expense of $0.7 million associated with the 3% Convertible Senior Notes issued in June 2008, which also resulted in the additional amortization of debt discount.  We retroactively adopted Financial Accounting Standards Board Staff Position APB No. 14-1 as discussed in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Other Income (Expense), Net

	Three Months Ended June 30,
	2008	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(367)	$(1,481)	$(1,114)	(303.5)%
Other	2,059	—	(2,059)	(100.0)%
Total	$1,692	$(1,481)	$(3,173)	(187.5)%

The increase in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Quarter.  During the Comparable Quarter, we realized $1.4 million in gains from the Mexico Reorganization, which represented the majority of other income in that period.

Taxes

	Three Months Ended June 30,		Favorable
	2008	2009	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	31.2%	28.4%	2.8%	9.0%
Net foreign tax on non-U.S. earnings	$2,003	$5,933	$(3,930)	(196.2)%
Foreign earnings indefinitely reinvested abroad	(4,152)	(10,894)	6,742	162.4%
Change in valuation allowance for foreign tax credit utilization	—	954	(954)	(100.0)%
Expense from change in tax contingency	188	1,276	(1,088)	*
________

* not meaningful

Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

See “Market Outlook” included elsewhere in this Quarterly Report for further discussion.

Cash and cash equivalents were $301.0 million and $138.3 million as of March 31 and June 30, 2009, respectively.  Working capital as of March 31 and June 30, 2009 was $545.5 million and $416.0 million, respectively.  The decrease in cash and cash equivalents and working capital was primarily a result of the $178.6 million in cash paid (including transaction costs incurred in fiscal year 2010) to acquire the 42.5% interest in Líder as discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $35.0 million during the Current Quarter compared to $29.6 million during the Comparable Quarter.  Changes in non-cash working capital used $11.5 million in cash flows from operating activities for the Current Quarter compared to $13.6 million in the Comparable Quarter.

Investing Activities

Cash flows used in investing activities were $200.6 million and $123.1 million for the Current Quarter and Comparable Quarter, respectively.  Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2008	2009
Number of aircraft delivered:
Small	—	2
Medium	3	4
Large	2	3
Fixed wing	—	1
Training	2	—
Total aircraft	7	10

Capital expenditures (in thousands):
Aircraft and related equipment	$123,434	$79,622
Other	7,384	6,418
Total capital expenditures	$130,818	$86,040

Included in the capital expenditures aircraft and related equipment in the table above are final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed in additional detail in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report) of $69.5 million and an additional $10.1 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations during the Current Quarter.  Also, during the Current Quarter, we acquired a 42.5% investment in Líder for $178.6 million.

Included in the capital expenditures aircraft and related equipment in the table above are final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods of $113.0 million and $10.4 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations during the Comparable Quarter.

During the Current Quarter we received proceeds of $40.4 million primarily from the disposal of eight aircraft and certain other equipment, which together resulted in a net gain of $6.0 million.  Additionally during the Current Quarter we received $23.8 million of deposits for aircraft held for sale.  During the Comparable Quarter, we received proceeds from the disposal of five aircraft and certain other equipment, which together resulted in a net gain of $2.7 million.

Due to the significant investment in aircraft made in both the Current Quarter and Comparable Quarter, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2010.  Also in fiscal year 2010, we expect to invest approximately $40 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through June 30, 2009, we had incurred $6.4 million towards these projects.

Financing Activities

Cash flows used in financing activities was $4.2 million during the Current Quarter compared to $332.2 million provided by financing activities during the Comparable Quarter.  During the Current Quarter, cash was used for the payment of preferred stock dividends of $3.2 million and repayment of debt totaling $1.4 million and cash was provided by issuance of common stock upon exercise of stock options of $0.3 million.  During the Comparable Quarter, cash was provided by our issuance of the 3% Convertible Senior Notes resulting in net proceeds of $111.7 million, by our issuance of 4,996,900 shares of common stock in a public offering and private placement in June 2008 resulting in net proceeds of $224.2 million and by our receipt of proceeds of $0.9 million from the exercise of options to acquire shares of our common stock by our employees.  Additionally, during the Comparable Quarter, cash was used for the payment of preferred stock dividends of $3.2 million and the repayment of debt totaling $1.6 million.

Future Cash Requirements

Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities in our condensed consolidated balance sheet.  Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities in our condensed consolidated balance sheet but are included in the table below.  For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2009 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 7 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2009 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Nine Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2010	2011	2012 – 2013	2014 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$744,193	$4,561	$16,170	$8,741	$714,721	$—
Interest	389,623	37,450	45,566	90,159	216,448	—
Aircraft operating leases (2)	70,113	7,009	6,879	9,441	46,784	—
Other operating leases (3)	47,786	4,557	5,675	9,706	27,848	—
Pension obligations (4)	200,242	6,049	24,029	48,946	121,218	—
Aircraft purchase obligations (5)	169,393	157,846	11,547	—	—	—
Other purchase obligations (6)	32,047	32,047	—	—	—	—
Tax reserves (7)	6,424	—	—	—	—	6,424
Total contractual cash obligations	$1,659,821	$249,519	$109,866	$166,993	$1,127,019	$6,424
Other commercial commitments:
Debt guarantees (8)	$16,468	$—	$—	$16,468	$—	$—
Other guarantees (9)	29,473	239	4,818	2,192	22,224	—
Letters of credit	1,396	1,157	239	—	—	—
Contingent consideration (10)	53,125	8,500	8,500	36,125	—	—
Other commitments (11)	101,751	17,644	18,883	19,224	46,000	—
Total commercial commitments	$202,213	$27,540	$32,440	$74,009	$68,224	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.5 million and unamortized discount on the 3% Senior Convertible Notes of $21.2 million.

(2)	Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pension plans will be fully funded in approximately ten years.  As of June 30, 2009, we had recorded on our condensed consolidated balance sheet a $96.4 million pension liability associated with these obligations.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)
Subsequent to June 30, 2009, we entered into an agreement to extend the delivery date to fiscal year 2011 for two large aircraft with commitments totaling $40.9 million.  This agreement allows us to cancel these orders without a termination fee through January 30, 2010 and February 28, 2010.  These aircraft were previously scheduled to be delivered in fiscal year 2010.  For further details on our aircraft purchase obligations, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases.

(7)
Represents gross unrecognized tax benefits (see discussion in Note 7 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2009 Annual Report) that may result in cash payments being made to certain tax authorities.  We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)
We have guaranteed the repayment of up to £10 million ($16.5 million) of the debt of FBS, an unconsolidated affiliate.  This amount is not included in the “Contractual Obligations” section of the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time.  As of June 30, 2009, surety bonds denominated in Mexican pesos with an aggregate value of 373 million Mexican pesos ($28.3 million) were outstanding and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio, for 76% ($22.4 million) of the surety bonds outstanding.

(10)
The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the next three years.  See Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of the Líder acquisition.

(11)
In connection with the Bristow Norway acquisition (see “Part I.  Item I.  Business — Overview” included in the fiscal year 2009 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft.  Two of these aircraft are not currently operated by Bristow Norway, but our former partner has agreed to purchase the aircraft and lease the aircraft to Bristow Norway for an initial period of five years, with three one-year options for extension, as soon as practicable.  The existing three aircraft leases expire in December 2009, June 2010 and August 2011.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin.  See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter.

Other Obligations

Preferred Stock — If declared, dividends on the 4,600,000 shares of preferred stock would be $3.2 million on September 15, 2009, which is the last payment date for dividends on the preferred stock as it will convert to common stock on that date.  For a further discussion of the terms and conditions of the preferred stock, see Note 10 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2009 Annual Report.

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2009 Annual Report for a discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2009 Annual Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business.  This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2009 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended June 30, 2009 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  The Company intends to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition and results of operations.

We have certain other actions or claims pending that have been discussed and previously reported in Part I. Item 3.  “Legal Proceedings” in the fiscal year 2009 Annual Report.  Developments in these previously reported matters are described in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A.  Risk Factors.

There have been no material changes during the three months ended June 30, 2009 in our “Risk Factors” as discussed in our fiscal year 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

April 1, 2009 − April 30, 2009	10,872	$22.76	—	$—
________

(1) No shares were purchased during the periods from May 1 − June 30, 2009.

(2)  The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units and awards granted to an employee under our 2004 and 2007 Stock Incentive Plans.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on August 5, 2009.  Matters voted on at the meeting consisted of:

1.	For the election of directors, all nominees were approved. The results were as follows:

Nominee	For	Withheld
Thomas N. Amonett	27,543,590	375,468
Stephen J. Cannon	27,637,669	281,389
Jonathan H. Cartwright	27,343,807	575,251
William E. Chiles	27,625,613	293,445
Michael A. Flick	27,636,994	282,064
Thomas C. Knudson	27,633,770	285,288
Ken C. Tamblyn	27,635,325	283,733
William P. Wyatt	24,569,358	3,349,700

2.	Proposal to approve and ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending March 31, 2010. The results were as follows:

For	Against	Abstain	Broker No-Vote
27,849,163	64,781	5,114	—

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1*+	Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009.
10.2†	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2009).
10.3†	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 10, 2009).
10.4†	Form of Performance Cash Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 10, 2009).
10.5†	Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 10, 2009).
15.1*	Letter from KPMG LLP dated August 5, 2009, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President, Finance and Chief Financial Officer

By: /s/ Brian J. Allman
Brian J. Allman
Chief Accounting Officer and Corporate Controller

August 5, 2009

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1*+	Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009.
10.2†	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2009).
10.3†	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 10, 2009).
10.4†	Form of Performance Cash Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 10, 2009).
10.5†	Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 10, 2009).
15.1*	Letter from KPMG LLP dated August 5, 2009, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.