Form 10-Q
period 2009-09-30
Bristow Group Inc
filed 2009-11-04
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 30, 2009.
35,881,016 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(2008 As Adjusted – Notes 1 and 4)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$247,642	$248,526	$496,533	$489,660
Operating revenue from affiliates	17,460	18,430	32,062	35,700
Reimbursable revenue from non-affiliates	24,746	23,208	50,599	47,579
Reimbursable revenue from affiliates	1,767	1,524	2,873	2,872
	291,615	291,688	582,067	575,811
Operating expense:
Direct cost	173,392	188,393	354,069	375,366
Reimbursable expense	26,304	24,681	52,961	50,748
Depreciation and amortization	18,470	15,485	36,656	30,440
General and administrative	29,686	25,984	58,488	53,190
	247,852	254,543	502,174	509,744

Gain on disposal of assets	4,880	3,302	10,889	5,967
Earnings from unconsolidated affiliates, net of losses	4,924	1,971	7,557	9,694
Operating income	53,567	42,418	98,339	81,728

Interest income	210	3,205	432	4,652
Interest expense	(10,640)	(9,065)	(20,652)	(17,667)
Other income, net	1,809	2,070	328	3,762
Income from continuing operations before provision for income taxes	44,946	38,628	78,447	72,475
Provision for income taxes	(11,236)	(10,069)	(20,746)	(20,633)
Net income from continuing operations	33,710	28,559	57,701	51,842
Loss from discontinued operations, net of tax	—	(246)	—	(246)
Net income	33,710	28,313	57,701	51,596
Net income attributable to noncontrolling interests	(540)	(952)	(808)	(1,655)
Net income attributable to Bristow	33,170	27,361	56,893	49,941
Preferred stock dividends	(3,163)	(3,163)	(6,325)	(6,325)
Net income available to common stockholders	$30,007	$24,198	$50,568	$43,616

Basic earnings per common share:
Earnings from continuing operations	$0.98	$0.84	$1.70	$1.63
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net earnings	$0.98	$0.83	$1.70	$1.62

Diluted earnings per common share:
Earnings from continuing operations	$0.92	$0.77	$1.58	$1.50
Loss from discontinued operations	—	—	—	(0.01)
Net earnings	$0.92	$0.77	$1.58	$1.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(March 31 As Adjusted – Notes 1 and 4)
	September 30,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143,205	$300,969
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $1.8 million and $0.6 million, respectively	199,648	194,030
Accounts receivable from affiliates, net of allowance for doubtful accounts of $0.9 millionand $3.4 million, respectively	29,539	22,644
Inventories	188,181	165,438
Prepaid expenses and other current assets	39,437	20,226
Total current assets	600,010	703,307
Investment in unconsolidated affiliates	204,457	20,265
Property and equipment – at cost:
Land and buildings	82,783	68,961
Aircraft and equipment	1,892,662	1,823,011
	1,975,445	1,891,972
Less – Accumulated depreciation and amortization	(375,011)	(350,515)
	1,600,434	1,541,457
Goodwill	46,800	44,654
Other assets	24,689	24,888
	$2,476,390	$2,334,571

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$54,089	$44,892
Accrued wages, benefits and related taxes	33,464	39,939
Income taxes payable	933	—
Other accrued taxes	3,794	3,357
Deferred revenues	18,551	17,593
Accrued maintenance and repairs	13,316	10,317
Accrued interest	6,430	6,434
Other accrued liabilities	16,845	20,164
Deferred taxes	10,526	6,195
Short-term borrowings and current maturities of long-term debt	7,918	8,948
Total current liabilities	165,866	157,839
Long-term debt, less current maturities	709,843	714,965
Accrued pension liabilities	97,833	81,380
Other liabilities and deferred credits	19,856	16,741
Deferred taxes	142,666	127,266
Commitments and contingencies (Note 7)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 0 shares as of September 30 and 4,600,000 shares as of March 31; entitled in liquidationto $230 million; net of offering costs of $7.4 million	—	222,554
Common stock, $.01 par value, authorized 90,000,000 shares; outstanding: 35,879,170 as of September 30 (exclusive of 1,291,325 treasury shares) and 29,111,436 as of March 31 (exclusive of 1,281,050 treasury shares)	359	291
Additional paid-in capital	665,789	436,296
Retained earnings	769,061	718,493
Noncontrolling interests	9,810	11,200
Accumulated other comprehensive loss	(104,693)	(152,454)
	1,340,326	1,236,380
	$2,476,390	$2,334,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(2008 As Adjusted – Notes 1 and 4)

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$57,701	$51,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,656	30,440
Deferred income taxes	13,340	7,133
Loss on disposal of discontinued operations	—	379
Discount amortization on long-term debt	1,462	803
Gain on asset dispositions	(10,889)	(5,967)
Gain on Heliservicio investment sale	—	(1,438)
Stock-based compensation expense	6,611	4,881
Equity in earnings from unconsolidated affiliates (in excess of) below dividends received	(3,846)	4,499
Tax benefit related to stock-based compensation	(433)	(231)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	13,707	(11,425)
Inventories	(13,243)	(10,643)
Prepaid expenses and other assets	(10,391)	(2,699)
Accounts payable	2,528	(5,234)
Accrued liabilities	(10,303)	(2,420)
Other liabilities and deferred credits	10,709	(4,205)
Net cash provided by operating activities	93,609	55,469
Cash flows from investing activities:
Capital expenditures	(136,145)	(278,543)
Proceeds from asset dispositions	71,238	17,322
Acquisitions, net of cash received	(178,961)	356
Net cash used in investing activities	(243,868)	(260,865)
Cash flows from financing activities:
Proceeds from borrowings	—	115,000
Debt issuance costs	—	(3,768)
Repayment of debt and debt redemption premiums	(8,858)	(3,967)
Partial prepayment of put/call obligation	(37)	(82)
Preferred Stock dividends paid	(6,325)	(6,325)
Issuance of common stock	1,089	225,099
Tax benefit related to stock-based compensation	433	231
Net cash provided by (used in) financing activities	(13,698)	326,188
Effect of exchange rate changes on cash and cash equivalents	6,193	(11,787)
Net increase (decrease) in cash and cash equivalents	(157,764)	109,005
Cash and cash equivalents at beginning of period	300,969	290,050
Cash and cash equivalents at end of period	$143,205	$399,055
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,707	$21,094
Income taxes	$7,966	$19,628
Non-cash investing activities:
Contribution of note receivable and aircraft to RLR	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” “the Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2010 is referred to as fiscal year 2010.  Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2009 Annual Report (the “fiscal year 2009 Financial Statements”).  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2009, the consolidated results of operations for the three and six months ended September 30, 2009 and 2008, and the consolidated cash flows for the six months ended September 30, 2009 and 2008.

The following changes in presentation have been reflected in the condensed consolidated statements of income:
  Gain on disposal of assets which was previously included within operating expense has been reclassified to be included as a separate line below operating expense, but still within operating income.  We believe this presentation is preferable as our disposals of assets typically result in gains, which would reduce operating expense and not provide a clear presentation of our costs incurred to generate our revenue.
  Earnings from unconsolidated affiliates which were previously excluded from operating income have been reclassified to be included within operating income.   We believe this presentation is preferable as the operations of our unconsolidated affiliates are integral to our operations as these entities are involved in aircraft operations similar to ours in markets where governmental regulations limit foreign ownership of aircraft companies or where conditions favor entering into joint venture arrangement with local partners.
Amounts presented for the three and six months ended September 30, 2008 have been restated to conform to current period presentation.

We have evaluated subsequent events through the time of filing these condensed consolidated financial statements with the SEC on November 4, 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2009 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $0.7 million and ($0.8) million for the three and six months ended September 30, 2009, respectively, and $2.0 million and $1.7 million, for the three and six months ended September 30, 2008, respectively.  Additionally, other income, net includes $1.1 million of hedging gains realized during the three and six months ended September 30, 2009 resulting from termination of a forward contract on a euro-denominated aircraft purchase commitment.

The following table presents applicable exchange rates for the indicated periods:
	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

One British pound sterling into U.S. dollars
High	1.70	2.01	1.70	2.01
Average	1.64	1.89	1.60	1.93
Low	1.59	1.75	1.44	1.75
At period-end	1.60	1.78	1.60	1.78
One euro into U.S. dollars
High	1.48	1.60	1.48	1.60
Average	1.43	1.50	1.40	1.53
Low	1.39	1.39	1.29	1.39
At period-end	1.46	1.41	1.46	1.41
One Australian dollar into U.S. dollars
High	0.88	0.98	0.88	0.98
Average	0.83	0.89	0.80	0.92
Low	0.78	0.79	0.69	0.79
At period-end	0.88	0.79	0.88	0.79
One Nigerian naira into U.S. dollars
High	0.0069	0.0088	0.0069	0.0088
Average	0.0066	0.0086	0.0067	0.0086
Low	0.0063	0.0085	0.0063	0.0085
At period-end	0.0066	0.0086	0.0066	0.0086
_______

Sources:  Bank of England and Oanda.com

We estimate that the deterioration of these currencies and other currencies versus the U.S. dollar compared to the average exchange rates for the three and six months ended September 30, 2008 had the following unfavorable impact on our results of operations, net of the effect of the derivative contracts discussed in Note 6 (in thousands):

	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009

Revenue	$(17,309)	$(52,271)
Operating expense	17,807	50,231
Earnings from unconsolidated affiliates	(302)	(774)
Non-operating expense	(237)	(2,103)
Income before provision for income taxes	(41)	(4,917)
Provision for income taxes	11	1,395
Net income	$(30)	$(3,522)

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for business combinations.  This accounting standard establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This accounting standard became effective for business combinations entered into after April 1, 2009 and thereafter.  We applied the provisions of this accounting standard to our acquisition of a 42.5% interest in Líder Aviação Holding S.A. (“Líder”) to the extent applicable to the acquisition of interests in equity method joint ventures.  See Note 2 for further details on the Líder acquisition.

On April 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard changed the accounting and reporting for minority interests by re-characterizing them as noncontrolling interests and classifying them as a component of stockholders’ investment in our condensed consolidated balance sheet and requires net income attributable to both the parent and the noncontrolling interests to be disclosed separately on the face of the condensed consolidated statement of income.  The presentation and disclosure requirements of this new accounting standard require retrospective application to all prior periods presented and also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners.  Upon adoption of this new accounting standard, we have presented the noncontrolling interest as stockholders’ investment on our condensed consolidated balance sheets as of September 30 and March 31, 2009 and presented net income attributable to noncontrolling interests separately on our condensed consolidated statements of income for the three and six months ended September 30, 2009 and 2008.  Prior year amounts were previously included in mezzanine stockholders’ investment and minority interest expense on our consolidated balance sheets and consolidated statements of income, respectively.  The effect as of March 31, 2009 of the adoption of this accounting standard was a reduction in the reported noncontrolling interest in mezzanine equity of $11.2 million, which was subsequently reclassified as a component of stockholders’ investment.  No changes in the ownership interests of these subsidiaries occurred during the six months ended September 30, 2009.

On April 1, 2009, we adopted a newly issued accounting standard regarding enhanced disclosures about an entity’s derivative and hedging activities, but does not impact the accounting for such activities.  See Note 6 for further discussion and disclosures.

On April 1, 2009, we adopted a newly issued accounting standard regarding convertible debt instruments that may be settled in cash upon conversion.  This accounting standard requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This accounting standard must be applied retrospectively to all instruments.  In June 2008, we issued 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) which are subject to this accounting standard.  See Note 5 to the fiscal year 2009 Annual Report for further discussion of the 3% Convertible Senior Notes.  Effective April 1, 2009, we applied the provisions of this accounting standard, on a retrospective basis, to our consolidated financial statements.  The impact of this accounting standard is provided in Note 4.

In April 2009, the FASB issued a new accounting standard regarding interim fair value disclosures for financial instruments.  This accounting standard increases the frequency of fair value disclosures required by previous fair value accounting standards from annual only to quarterly reporting periods.  The requirements of this accounting standard are effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted this accounting standard as of June 30, 2009.  The impact of this accounting standard is provided in Note 5.

In June 2009, the FASB issued a new accounting standard regarding subsequent events which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The requirements of this accounting standard are effective for interim and annual periods ending after June 15, 2009.  We adopted this accounting standard as of June 30, 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, this amendment eliminates the concept of a qualifying special-purpose entity.  This amendment is effective for us on April 1, 2010 on a prospective basis.  We are currently evaluating the impact of this amendment, if any, on our financial position, cash flows or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  This amendment changes how a reporting entity identifies a controlling financial interest in a VIE from the current quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE.  This amendment is effective for us on April 1, 2010 on a prospective basis.  We are currently evaluating the impact of this amendment, if any, on our financial position, cash flows or results of operations.

NOTE 2 — ACQUISITION

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $179.9 million, including transaction costs incurred in fiscal years 2010 and 2009.  The acquisition was accounted for under the equity method of accounting.  In connection with this transaction, Líder purchased one large and four medium aircraft from us for $55.0 million, resulting in a net cash outlay of $124.9 million.  For the next five years, Bristow has the right to provide 100% of Líder’s helicopter lease requirements as well as the right to lease 50% of Líder’s total medium and large helicopter requirements that it would otherwise fulfill through purchase or finance lease.

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

NOTE 3 — PROPERTY AND EQUIPMENT

During the six months ended September 30, 2009, we received proceeds of $71.2 million from the disposal of 17 aircraft and certain other equipment, resulting in a net gain of $10.9 million.  As of September 30 and March 31, 2009, respectively, we had 13 and 10 aircraft held for sale totaling $14.3 million and $4.4 million, which were classified in prepaid expenses and other current assets in our condensed consolidated balance sheets.

Additionally, during the six months ended September 30, 2009, we made final payments in connection with the delivery of three small, four medium, six large and one fixed wing aircraft, and made progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 7) for a total of $113.8 million.  Also, during the six months ended September 30, 2009, we spent $9.9 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations and $9.3 million for additions to land and buildings.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 4 — DEBT

Debt as of September 30 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009

7 ½% Senior Notes due 2017, including $0.5 million of unamortized premium	$350,505	$350,537
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038, including $20.5 million and $21.9 million of unamortized discount, respectively	94,530	93,067
Bristow Norway Debt	12,697	18,348
RLR Note	16,663	17,215
Term loans	13,231	14,382
Other debt	135	364
Total debt	717,761	723,913
Less short-term borrowings and current maturities of long-term debt	(7,918)	(8,948)
Total long-term debt	$709,843	$714,965

In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes.  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note’s conversion value in excess of such principal amount.  The following table sets forth the stock price and additional shares by which the applicable conversion rate will be increased upon conversion, subject to the terms discussed above.

Market Value of Common Stock	Number of Shares of Common Stock Issued for Each $1,000 principal amount of 3% Convertible Senior Notes	Total Number of Common Stock Issued for 3% Convertible Senior Notes
$46.87 or less	21.3356	2,453,594
Between $46.87 and $169.99	12.9308 to 21.3344	1,487,032 to 2,453,593
$170.00 and above	12.9307	1,487,031

The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest.  Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our common stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest.  If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of common stock.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Prior to April 1, 2009, accounting standards required that we not separately account for the embedded conversion option in the 3% Convertible Senior Notes.  As discussed in Note 1, effective April 1, 2009, we adopted a newly issued accounting standard regarding convertible debt instruments that may be settled in cash upon conversion.  This accounting standard requires that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component.  Such excess represents proceeds related to the conversion option and is recorded as accumulated paid in capital.  The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s remaining life.  Additionally, this accounting standard requires bifurcation of the debt issuance costs into a component of debt and equity.  Our adoption of this accounting standard has been applied retrospectively to all past periods presented for our 3% Convertible Senior Notes issued in June 2008 which are subject to this accounting standard.

Under the provisions of this accounting standard, the following assumptions were made for our 3% Convertible Senior Notes upon adoption:

Date of issue	June 2008
Expected maturity date	June 2015
Remaining life	7 years
Effective interest rate	6.9%
Tax rate over term of debt	35%

The effect of the adoption of this accounting standard on our consolidated balance sheet as of March 31, 2009 was as follows (in thousands):

	As Previously Reported	Effect of Change	As Currently Reported
Other assets	$25,590	$(702)	$24,888
Total debt	745,846	(21,933)	723,913
Deferred income tax liability	119,589	7,677	127,266
Additional paid-in capital	421,391	14,905	436,296
Retained earnings	719,844	(1,351)	718,493

The following information is presented for comparative purposes and illustrates the effect of this accounting standard on our 3% Convertible Senior Notes.  The balances of the liability and equity components as of each period presented are as follows (in thousands):

	September 30, 2009	March 31, 2009
Equity component- net carrying value	$14,905	$14,905
Liability component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(20,470)	(21,933)
Liability component – net carrying value	$94,530	$93,067

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The effect of the adoption of this accounting standard on our condensed consolidated statements of income for the three and six months ended September 30, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2008			Six Months Ended September 30, 2008
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
Interest expense	$8,404	$661	$9,065	$16,897	$770	$17,667
Income tax expense	10,310	(241)	10,069	20,914	(281)	20,633
Net income from continuing operations	28,979	(420)	28,559	52,331	(489)	51,842
Net income attributable to Bristow	27,781	(420)	27,361	50,430	(489)	49,941
Diluted earnings per share	0.78	(0.01)	0.77	1.50	(0.01)	1.49

The remaining debt discount is being amortized into interest expense over the expected remaining life of the convertible debt instruments using the effective interest rate.  The effective interest rate for the three and six months ended September 30, 2009 and 2008 was 6.9%.  Interest expense related to our 3% Convertible Senior Notes for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Contractual coupon interest	$863	$863	$1,726	$997
Amortization of debt discount	737	689	1,462	803
Total interest expense	$1,600	$1,552	$3,188	$1,800

NOTE 5 — FAIR VALUE DISCLOSURES

Effective April 1, 2009, we adopted a newly issued accounting standard for fair value measurements relating to our nonfinancial assets and liabilities measured on a nonrecurring basis which primarily consist of goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination.  During the three and six months ended September 30, 2009, there were no triggering events that required fair value measurements of our nonfinancial assets and liabilities.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes the financial instruments we held as of September 30, 2009 which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009	Balance Sheet Classification
Derivative financial instrument asset	$—	$1,027	$—	$1,027	Prepaid expenses and other current assets
Rabbi trust investments	3,257	—	—	3,257	Other assets
Total assets	$3,257	$1,027	$—	$4,284

The methods and assumptions used to estimate the fair values of the derivative financial instrument asset in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs such as publicly available forward market rates, and is designated as Level 2 within the valuation hierarchy.  The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust investments relate to our non-qualified deferred compensation plan for our senior executives as discussed in Note 9 to the fiscal year 2009 Financial Statements.

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value.  The estimated fair value of our total debt as of September 30, 2009 was $687.8 million based on quoted market prices for our publicly listed 7 ½% Senior Notes due 2017, 6 ⅛% Senior Notes due 2013 and 3% Convertible Senior Notes and the carrying value for our other debt, which approximates fair value.  The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these instruments.

NOTE 6 — DERIVATIVES

As discussed in Note 1, effective April 1, 2009, we adopted a newly issued accounting standard regarding enhanced disclosures about an entity’s derivative and hedging activities, which requires enhanced disclosure of derivatives and hedging activities on: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under the accounting standard regarding accounting for derivative instruments and hedging activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The designation of a derivative instrument as a hedge and its ability to meet relevant hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the condensed consolidated financial statements.  A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the hedge’s underlying cash flows or fair value and the documentation standards of the accounting standard regarding accounting for derivative instruments and hedging activities are fulfilled at the time we enter into the derivative contract.  A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged.  The asset or liability value of the derivative will change in tandem with its fair value.  Changes in fair value, for the effective portion of qualifying hedges, are recorded in accumulated other comprehensive loss.  The derivative’s gain or loss is released from accumulated other comprehensive loss to match the timing of the effect on earnings of the hedge’s underlying cash flows.

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

We entered into forward contracts during the six months ended September 30, 2009 and fiscal year 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had three open contracts as of September 30, 2009, which had rates ranging from 1.37 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €11,229,225 and €12,601,875, for a total of €35,398,200, with the first contract expiring in October 2009 and the last in January 2010.  As of September 30, 2009, the fair value of these contracts was an asset of $1.0 million.  As of September 30, 2009, an unrecognized gain of $0.7 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  We had eight open contracts as of March 31, 2009, which had rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €614,625 and €13,217,175, for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  As of March 31, 2009, the fair value of these contracts was a liability of $8.5 million.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  The derivative asset is included in prepaid expenses and other current assets and the derivative liabilities are included in other accrued liabilities in our condensed consolidated balance sheets.  For the three and six months ended September 30, 2009, we recognized a gain of $1.1 million relating to hedges in our condensed consolidated statements of income as a component of other income, net.  No gains or losses relating to hedges are recognized in our condensed consolidated statements of income for the three and six months ended September 30, 2008.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As of September 30, 2009, we had 12 aircraft on order and options to acquire an additional 47 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating margin.

	Six Months Ending March 31,		Fiscal Year Ending March 31,
	2010		2011		2012	2013	2014	Total
Commitments as of September 30, 2009:
Number of aircraft:
Medium	4		3		—	—	—	7
Large	2		3	(1)	—	—	—	5
	6	(2)	6	(3)	—	—	—	12
Related expenditures (in thousands) (4)	$63,916		$55,057		$—	$—	$—	$118,973
Options as of September 30, 2009:
Number of aircraft:
Small	1		—		—	—	—	1
Medium	—		—		3	9	15	27
Large	—		—		10	5	4	19
	1		—		13	14	19	47
Related expenditures (in thousands) (4)	$4,340		$83,270		$257,568	$248,149	$232,110	$825,437

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

_________

(1)
We have agreements which allow us to cancel two large aircraft with delivery dates in fiscal year 2011 and commitments totaling $40.9 million without a termination fee through January 30, 2010 and February 28, 2010.

(2)	No signed customer contracts are currently in place for 5 of these 6 aircraft.

(3)	No signed customer contracts are currently in place for these 6 aircraft.

(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2010:

	Three Months Ended
	September 30, 2009		June 30, 2009
	Orders	Options	Orders	Options
Beginning of quarter	17	47	24	47
Aircraft delivered	(4)	—	(10)	—
Aircraft ordered	—	—	3	—
Cancelled order	(1)	—	—	—
End of quarter	12	47	17	47

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

During August 2009, the unions representing our national staff in Nigeria were on strike, but have since returned to work while discussions are ongoing.

As a result of recently enacted legislation in Australia, effective July 1, 2009, the engineering workforce in Australia gained the right to be represented by a union.  We are currently in consultations about representation arrangements.

In March 2009, we announced that in response to the recent worldwide economic downturn we were freezing management salaries and reviewing staffing levels and compensation structures to properly position the Company to meet changing market conditions while maintaining operational safety.  After union consultations in various countries, we have largely completed staffing changes as part of an overall plan to reduce our work force by 5% to 10%.

Effective April 30, 2009, an Executive Officer departed the Company.  In connection with the Executive Officer departure, we extended the expiration date of this Executive Officer’s options to purchase common stock to November 17, 2009.

During the three and six months ended September 30, 2009, we recognized approximately $0.9 million and $5.1 million, respectively, in compensation expense (inclusive of the expenses recorded for the acceleration of unvested stock options and restricted stock) related to the work force reductions that have occurred to date and the separation between the Company and the Executive Officer.

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

In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria.  The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million.  We responded to this claim in early 2006.  There has been minimal activity on this claim since then.  We may face further legal action of this type in the future.  The matters identified in the Internal Review and their effects could have a material adverse effect on our business, financial condition or results of operations.

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

During prior fiscal years, we incurred a total of $13.6 million in legal and other professional fees related to the Internal Review and related matters.  We have incurred no legal or other professional fees in connection with the Internal Review since fiscal year 2007.  During the three and six months ended September 30, 2009, we incurred approximately $0.5 million and $0.8 million, respectively, in legal and other professional fees in connection with the DOJ investigation relating to the Internal Review.  During the three and six months ended September 30, 2008, we incurred approximately $0.2 million and $0.3 million, respectively, in legal and other professional fees in connection with the DOJ investigation relating to the Internal Review.

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

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us and/or our current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is greater likelihood for civil litigation to be brought by third parties seeking recovery.  Any such civil litigation could have serious consequences for our Company, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition or results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

During prior fiscal years, we incurred a total of $5.2 million in legal and other professional fees related to this matter.  We have incurred no legal or other professional fees in connection with this matter since fiscal year 2008; however, significant expenditures may continue to be incurred in the future.

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  The Company intends to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition or results of operations. During the six months ended September 30, 2009, we incurred approximately $0.2 million in legal and other professional fees in connection with the class action suit.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($16.0 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2009 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio Campeche S.A. de C.V. (“Heliservicio”), another unconsolidated affiliate, from time to time.  As of September 30, 2009, surety bonds with an aggregate value of 413 million Mexican pesos ($30.5 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio, for 76% ($24.1 million) of the surety bonds outstanding.  Bristow Norway is also the guarantor under two aircraft leases taken out by a previous subsidiary of Bristow Norway prior to Bristow Norway disposing of that subsidiary and prior to Bristow’s acquisition of the additional 51% of Bristow Norway in October 2008 for the sum of $5.6 million.  The purchaser of that subsidiary is legally subject to an obligation to reimburse Bristow Norway for these guarantees under the terms of the Sale and Purchase Agreement by which that subsidiary was sold.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee from our partner in Heliservicio, as of September 30, 2009 (in thousands):

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2010	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Thereafter

$53,328	$1,909	$4,699	$25,042	$21,678

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance, subject to a deductible.  We are a defendant in certain claims and litigation arising out of operations in the normal course of business.  In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

NOTE 8 — TAXES

Our effective income tax rates from continuing operations were 25.0% and 26.1% for the three months ended September 30, 2009 and 2008, respectively, and 26.4% and 28.5% for the six months ended September 30, 2009 and 2008.  During the three months ended September 30, 2009, we accrued tax contingency related items totaling $2.0 million and during the three months ended September 30, 2008, we benefited from tax contingency related items totaling $0.3 million.  During the six months ended September 30, 2009, we accrued tax contingency related items totaling $3.3 million and during the six months ended September 30, 2008, we benefited from the contingency related items totaling $0.1 million.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of September 30, 2009, there were $8.0 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.  For each of the six months ended September 30, 2009 and 2008, we accrued interest and penalties of $0.3 million in connection with uncertain tax positions.

U.S. President Barack Obama recently announced a broad outline of his administration’s proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries.  Many details of the various proposals remain unknown at this time and any legislation enacting such proposed modifications would require Congressional approval.  However, changes to the U.S. tax law related to taxation of non-U.S. subsidiaries could increase the Company’s effective tax rate.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost for benefits earned during the period	$58	$68	$113	$140
Interest cost on pension benefit obligation	6,175	7,407	12,012	15,122
Expected return on assets	(4,840)	(6,692)	(9,413)	(13,661)
Amortization of unrecognized losses	1,149	1,232	2,234	2,515
Net periodic pension cost	$2,542	$2,015	$4,946	$4,116

We pre-funded our contributions of $14.3 million to our U.K. staff pension plan for the fiscal year ending March 31, 2010 in March 2009.  The current estimate of our cash contributions to our U.K. expatriate and Norwegian pension plans for fiscal year 2010 is $7.6 million, $2.9 million of which was paid during the six months ended September 30, 2009.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 9 to our fiscal year 2009 Financial Statements.

Stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $3.0 million for both the three months ended September 30, 2009 and 2008 and totaled $6.6 million and $4.9 million for the six months ended September 30, 2009 and 2008, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three months ended June 30, 2009, 288,788 stock options were granted at an average exercise price of $32.90 per share.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 2.56%; dividend yield of zero; stock price volatility of 52.2%; and expected option lives of 6 years.  Also during the three months ended June 30, 2009, we awarded 187,115 shares of restricted stock at an average grant date fair value of $32.90 per share.  No stock options or restricted stock was awarded during the three months ended September 30, 2009.

No compensation expense was recorded related to the performance cash awards during the six months ended September 30, 2009 or 2008.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Preferred Stock — On September 15, 2009 each outstanding share of our 5.50% mandatory convertible preferred stock was converted into 1.418 shares of common stock.  Since there were 4,600,000 shares of mandatory convertible preferred stock outstanding on the conversion date, we issued 6,522,800 shares of common stock upon conversion. For further details, see Note 10 in our fiscal year 2009 Financial Statements.

Earnings Per Share — Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three and six months ended September 30, 2009 excluded options to purchase 485,109 and 392,009 shares, respectively, at the weighted average exercise prices of $40.11 and $41.85, respectively, and 341,752 and 351,084 restricted stock units, respectively, at weighted average prices of $37.14 and $37.04, respectively, which were outstanding during the period but were anti-dilutive.  Diluted earnings per common share for the three and six months ended September 30, 2008 excluded options to purchase 406,468 and 395,825 shares, respectively, at the weighted average exercise price of $48.35 for both periods, 416,776 and 418,692 restricted stock units, respectively, at weighted average prices of $37.39 and $37.31, respectively, and 139,279 and zero restricted stock awards, respectively, at weighted average prices of $50.25 and zero, respectively, which were outstanding during the period but were anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$30,007	$24,444	$50,568	$43,862
Preferred stock dividends	3,163	3,163	6,325	6,325
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$33,170	$27,607	$56,893	$50,187

Discontinued operations:
Loss available to common stockholders – basic and diluted	$—	$(246)	$—	$(246)
Net earnings:
Income available to common stockholders – basic	$30,007	$24,198	$50,568	$43,616
Preferred stock dividends	3,163	3,163	6,325	6,325
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$33,170	$27,361	$56,893	$49,941
Shares:
Weighted average number of common shares outstanding – basic	30,490,517	29,085,095	29,730,649	26,941,095
Assumed conversion of Preferred stock outstanding during the period (2)	5,388,400	6,522,800	5,952,501	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock units and restricted stock awards based on the treasury stock method	222,137	28,552	223,526	22,990
Weighted average number of common shares outstanding – diluted	36,101,054	35,636,447	35,906,676	33,486,885
Basic earnings per common share:
Earnings from continuing operations	$0.98	$0.84	$1.70	$1.63
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net earnings	$0.98	$0.83	$1.70	$1.62
Diluted earnings per common share:
Earnings from continuing operations	$0.92	$0.77	$1.58	$1.50
Loss from discontinued operations	—	—	—	(0.01)
Net earnings	$0.92	$0.77	$1.58	$1.49

_________

(1)
Diluted earnings per common share for each of the three and six months ended September 30, 2009 and 2008 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of Bristow's common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of Bristow common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three and six months ended September 30, 2009 or 2008 as our stock price did not meet or exceed $77.34 per share.

(2)
For the three and six months ended September 30, 2009 and 2008, diluted earnings per common share included weighted average shares resulting from the assumed conversion of our preferred stock at the conversion rate that results in the most dilution:  1.4180 shares of common stock for each share of preferred stock.  On September 15, 2009, we converted our preferred stock into 6,522,800 shares of common stock at this conversion rate as previously discussed.

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

Beginning on April 1, 2009, there is no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Amounts presented below for the three and six months ended September 30, 2008 and as of March 31, 2009 have been restated to conform to current period presentation.

Additionally, we previously recorded certain cost reimbursement intercompany transactions between the EH Centralized Operations business unit and other business units as intrasegment revenue.  We have reclassified these cost reimbursements from revenue to a reduction in expense.  Amounts presented below for the three and six months ended September 30, 2008 have been restated to conform to current period presentation.

As discussed in Note 1, earnings from unconsolidated affiliates which were previously excluded from operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for the three and six months ended September 30, 2008 have been restated to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The tables that follow show reportable segment information for the three and six months ended September 30, 2009 and 2008, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$42,575	$62,491	$87,986	$124,000
Arctic	6,123	6,840	10,518	11,083
Latin America	20,786	19,051	40,345	39,257
WH Centralized Operations	230	1,875	996	3,733
Europe	113,403	97,965	227,818	193,251
West Africa	51,452	47,010	106,269	90,310
Australia	30,333	29,226	58,496	62,339
Other International	16,221	18,127	29,548	34,385
EH Centralized Operations	3,343	3,535	5,647	5,702
Bristow Academy	7,151	5,572	14,444	11,723
Corporate	(2)	(4)	—	28
Total segment gross revenue	$291,615	$291,688	$582,067	$575,811

Intrasegment gross revenue:
U.S. Gulf of Mexico	$39	$—	$89	$—
Arctic	—	—	—	—
Latin America	—	—	—	—
WH Centralized Operations	561	1,034	1,280	1,436
Europe	487	338	1,115	482
West Africa	—	—	—	—
Australia	—	—	—	—
Other International	—	243	108	773
EH Centralized Operations	1,216	522	2,571	670
Bristow Academy	—	—	—	—
Total intrasegment gross revenue	$2,303	$2,137	$5,163	$3,361

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$42,614	$62,491	$88,075	$124,000
Arctic	6,123	6,840	10,518	11,083
Latin America	20,786	19,051	40,345	39,257
WH Centralized Operations	791	2,909	2,276	5,169
Europe	113,890	98,303	228,933	193,733
West Africa	51,452	47,010	106,269	90,310
Australia	30,333	29,226	58,496	62,339
Other International	16,221	18,370	29,656	35,158
EH Centralized Operations	4,559	4,057	8,218	6,372
Bristow Academy	7,151	5,572	14,444	11,723
Intrasegment eliminations	(2,303)	(2,137)	(5,163)	(3,361)
Corporate	(2)	(4)	—	28
Total consolidated gross revenue	$291,615	$291,688	$582,067	$575,811

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Consolidated operating income (loss) reconciliation:
U.S. Gulf of Mexico	$5,509	$8,263	$11,749	$16,252
Arctic	2,085	1,900	2,690	2,419
Latin America	7,314	3,973	12,093	13,674
WH Centralized Operations	(4,156)	904	(7,365)	228
Europe	14,172	22,211	32,950	41,677
West Africa	14,466	8,024	28,704	14,540
Australia	6,869	(1,218)	13,044	927
Other International	6,611	3,945	9,898	7,243
EH Centralized Operations	2,247	(2,243)	(646)	(7,665)
Bristow Academy	723	(159)	1,654	387
Gain on disposal of assets	4,880	3,302	10,889	5,967
Corporate	(7,153)	(6,484)	(17,321)	(13,921)
Total consolidated operating income (1)	$53,567	$42,418	$98,339	$81,728

	September 30,	March 31,
	2009	2009
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$341,934	$345,522
Arctic	19,337	15,584
Latin America	402,853	214,490
WH Centralized Operations	11,969	12,480
Europe	757,484	683,191
West Africa	334,553	269,618
Australia	291,969	175,031
Other International	111,222	110,429
EH Centralized Operations	34,462	30,241
Bristow Academy	36,674	37,961
Corporate (2)	133,933	440,024
Total identifiable assets	$2,476,390	$2,334,571
__________

(1)	Operating income includes depreciation and amortization expense in the following amounts for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
U.S. Gulf of Mexico	$3,491	$2,945	$6,658	$5,902
Arctic	193	202	384	426
Latin America	2,022	2,024	4,568	3,954
WH Centralized Operations	313	125	620	249
Europe	6,511	5,021	13,109	9,900
West Africa	2,399	2,003	4,438	4,056
Australia	1,767	1,411	3,333	2,583
Other International	848	976	1,724	1,942
EH Centralized Operations	202	152	381	302
Bristow Academy	637	518	1,268	929
Corporate	87	108	173	197
Consolidated total	$18,470	$15,485	$36,656	$30,440

(2)
Includes $107.5 million and $230.1 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2009, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$33,710	$28,313	$57,701	$51,596
Other comprehensive income (loss):
Currency translation adjustments (1)	6,001	(47,121)	38,999	(43,618)
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (2)	—	—	—	(9,371)
Unrealized gain (loss) on cash flow hedges (3)	4,196	(7,130)	8,762	(7,708)
Comprehensive income (loss)	$43,907	$(25,938)	$105,462	$(9,101)
__________

(1)
During the three and six months ended September 30, 2009, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of September 30, 2009.  During the three and six months ended September 30, 2008, the U.S. dollar strengthened against the British pound sterling, resulting in translation losses recorded as a component of stockholders’ investment as of September 30, 2008.

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

(3)
Net of income tax effect of $2.3 million and $4.7 million for the three and six months ended September 30, 2009, respectively, and $3.8 million and $4.1 million for the three and six months ended September 30, 2008, respectively.

NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of our 7 ½% Senior Notes due 2017, 6 ⅛% Senior Notes due 2013 and 3% Convertible Senior Notes, certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$71,357	$220,258	$—	$291,615
Intercompany revenue	—	8,380	2,955	(11,335)	—
	—	79,737	223,213	(11,335)	291,615
Operating expense:
Direct cost	(182)	45,717	154,161	—	199,696
Intercompany expenses	—	2,824	8,511	(11,335)	—
Depreciation and amortization	280	6,836	11,354	—	18,470
General and administrative	10,298	4,757	14,631	—	29,686
	10,396	60,134	188,657	(11,335)	247,852

Gain on disposal of assets	—	2,415	2,465	—	4,880
Earnings from unconsolidated affiliates, net	37,531	—	3,526	(36,133)	4,924
Operating income	27,135	22,018	40,547	(36,133)	53,567

Interest income	20,570	15	163	(20,538)	210
Interest expense	(10,756)	—	(20,422)	20,538	(10,640)
Other income, net	1,192	5	612	—	1,809

Income before provision for income taxes	38,141	22,038	20,900	(36,133)	44,946
Allocation of consolidated income taxes	(4,721)	(3,078)	(3,437)	—	(11,236)
Net income	33,420	18,960	17,463	(36,133)	33,710
Net income attributable to noncontrolling interests	(250)	—	(290)	—	(540)
Net income attributable to Bristow	$33,170	$18,960	$17,173	$(36,133)	$33,170

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$143,449	$438,618	$—	$582,067
Intercompany revenue	—	16,273	6,304	(22,577)	—
	—	159,722	444,922	(22,577)	582,067
Operating expense:
Direct cost	(264)	92,153	315,141	—	407,030
Intercompany expenses	7	6,478	16,092	(22,577)	—
Depreciation and amortization	459	13,637	22,560	—	36,656
General and administrative	23,112	7,989	27,387	—	58,488
	23,314	120,257	381,180	(22,577)	502,174

Gain on disposal of assets	—	2,415	8,474	—	10,889
Earnings from unconsolidated affiliates, net	54,672	—	6,867	(53,982)	7,557
Operating income	31,358	41,880	79,083	(53,982)	98,339

Interest income	51,003	27	308	(50,906)	432
Interest expense	(21,043)	—	(50,515)	50,906	(20,652)
Other income (expense), net	954	(533)	(93)	—	328

Income before provision for income taxes	62,272	41,374	28,783	(53,982)	78,447
Allocation of consolidated income taxes	(5,025)	(5,979)	(9,742)	—	(20,746)
Net income	57,247	35,395	19,041	(53,982)	57,701
Net income attributable to noncontrolling interests	(354)	—	(454)	—	(808)
Net income attributable to Bristow	$56,893	$35,395	$18,587	$(53,982)	$56,893

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$42	$91,625	$200,021	$—	$291,688
Intercompany revenue	—	7,116	7,374	(14,490)	—
	42	98,741	207,395	(14,490)	291,688
Operating expense:
Direct cost	556	55,761	156,757	—	213,074
Intercompany expenses	—	7,458	7,032	(14,490)	—
Depreciation and amortization	106	5,694	9,685	—	15,485
General and administrative	5,351	4,596	16,037	—	25,984
	6,013	73,509	189,511	(14,490)	254,543

Gain (loss) on disposal of assets	—	(431)	22,077	(18,344)	3,302
Earnings from unconsolidated affiliates, net	46,648	—	2,832	(47,509)	1,971
Operating income	40,677	24,801	42,793	(65,853)	42,418

Interest income	21,985	25	711	(19,516)	3,205
Interest expense	(9,330)	—	(19,251)	19,516	(9,065)
Other income (expense), net	(1,424)	294	3,200	—	2,070

Income before provision for income taxes	51,908	25,120	27,453	(65,853)	38,628
Allocation of consolidated income taxes	(24,138)	(3,667)	17,736	—	(10,069)
Net income from continuing operations	27,770	21,453	45,189	(65,853)	28,559
Net income attributable to noncontrolling interests	(409)	—	(543)	—	(952)
Net income attributable to Bristow from continuing operations	27,361	21,453	44,646	(65,853)	27,607
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	(379)	—	—	(379)
Benefit for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income attributable to Bristow	$27,361	$21,207	$44,646	$(65,853)	$27,361

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$73	$180,857	$394,881	$—	$575,811
Intercompany revenue	—	12,589	11,806	(24,395)	—
	73	193,446	406,687	(24,395)	575,811
Operating expense:
Direct cost	596	115,214	310,304	—	426,114
Intercompany expenses	—	11,943	12,452	(24,395)	—
Depreciation and amortization	173	11,406	18,861	—	30,440
General and administrative	12,504	8,927	31,759	—	53,190
	13,273	147,490	373,376	(24,395)	509,744

Gain on disposal of assets	—	1,532	22,779	(18,344)	5,967
Earnings from unconsolidated affiliates, net	95,771	3,454	7,101	(96,632)	9,694
Operating income	82,571	50,942	63,191	(114,976)	81,728

Interest income	42,920	90	1,162	(39,520)	4,652
Interest expense	(18,182)	—	(39,005)	39,520	(17,667)
Other income, net	3,256	269	237	—	3,762

Income before provision for income taxes	110,565	51,301	25,585	(114,976)	72,475
Allocation of consolidated income taxes	(60,172)	(7,540)	47,079	—	(20,633)
Net income from continuing operations	50,393	43,761	72,664	(114,976)	51,842
Net income attributable to noncontrolling interests	(452)	—	(1,203)	—	(1,655)
Net income attributable to Bristow from continuing operations	49,941	43,761	71,461	(114,976)	50,187
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	(379)	—	—	(379)
Benefits for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income attributable to Bristow	$49,941	$43,515	$71,461	$(114,976)	$49,941

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2009
	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,277	$8,316	$81,612	$—	$143,205
Accounts receivable	13,878	66,350	172,513	(23,554)	229,187
Inventories	—	86,725	101,456	—	188,181
Prepaid expenses and other current assets	675	8,975	73,354	(43,567)	39,437
Total current assets	67,830	170,366	428,935	(67,121)	600,010

Intercompany investment	947,155	94,795	135,569	(1,177,519)	—
Investment in unconsolidated affiliates	1,399	844	202,214	—	204,457
Intercompany notes receivable	1,081,841	—	(186,268)	(895,573)	—
Property and equipment – at cost:
Land and buildings	211	53,443	29,129	—	82,783
Aircraft and equipment	9,153	722,380	1,161,129	—	1,892,662
	9,364	775,823	1,190,258	—	1,975,445
Less: Accumulated depreciation and amortization	(1,353)	(134,819)	(238,839)	—	(375,011)
	8,011	641,004	951,419	—	1,600,434
Goodwill	—	4,486	42,314	—	46,800
Other assets	113,166	1,149	184,684	(274,310)	24,689
	$2,219,402	$912,644	$1,758,867	$(2,414,523)	$2,476,390

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,564	$10,209	$51,359	$(10,043)	$54,089
Accrued liabilities	14,792	28,552	107,769	(57,780)	93,333
Deferred taxes	(1,506)	—	12,032	—	10,526
Short-term borrowings and currentmaturities of long-term debt	3,142	—	4,776	—	7,918
Total current liabilities	18,992	38,761	175,936	(67,823)	165,866

Long-term debt, less current maturities	671,893	—	37,950	—	709,843
Intercompany notes payable	—	319,067	676,531	(995,598)	—
Accrued pension liabilities	—	—	97,833	—	97,833
Other liabilities and deferred credits	4,002	8,403	181,761	(174,310)	19,856
Deferred taxes	106,383	6,679	29,604	—	142,666

Stockholders’ investment:
Common stock	359	4,996	27,847	(32,843)	359
Additional paid-in-capital	665,789	18,041	470,692	(488,733)	665,789
Retained earnings	769,061	516,697	22,697	(539,394)	769,061
Noncontrolling interests	5,126	—	4,684	—	9,810
Accumulated other comprehensiveincome (loss)	(22,203)	—	33,332	(115,822)	(104,693)
	1,418,132	539,734	559,252	(1,176,792)	1,340,326
	$2,219,402	$912,644	$1,758,867	$(2,414,523)	$2,476,390

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidate
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,691	$5,445	$68,833	$—	$300,969
Accounts receivable	11,931	67,047	172,974	(35,278)	216,674
Inventories	—	82,422	83,016	—	165,438
Prepaid expenses and other current assets	1,000	6,200	30,676	(17,650)	20,226
Total current assets	239,622	161,114	355,499	(52,928)	703,307

Intercompany investment	924,815	62,990	251,960	(1,239,765)	—
Investment in unconsolidated affiliates	1,631	150	18,484	—	20,265
Intercompany notes receivable	835,439	—	(8,709)	(826,730)	—
Property and equipment – at cost:
Land and buildings	212	48,770	19,979	—	68,961
Aircraft and equipment	7,280	768,709	1,047,022	—	1,823,011
	7,492	817,479	1,067,001	—	1,891,972
Less: Accumulated depreciation andamortization	(1,511)	(129,675)	(219,329)	—	(350,515)
	5,981	687,804	847,672	—	1,541,457
Goodwill	—	4,486	40,168	—	44,654
Other assets	113,735	1,151	186,726	(276,724)	24,888
	$2,121,223	$917,695	$1,691,800	$(2,396,147)	$2,334,571

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$938	$20,772	$50,230	$(27,048)	$44,892
Accrued liabilities	11,458	22,703	90,594	(26,951)	97,804
Deferred taxes	(1,575)	—	7,770	—	6,195
Short-term borrowings and current maturities of long-term debt	3,040	—	5,908	—	8,948
Total current liabilities	13,861	43,475	154,502	(53,999)	157,839

Long-term debt, less current maturities	670,565	—	44,400	—	714,965
Intercompany notes payable	—	355,150	572,148	(927,298)	—
Accrued pension liabilities	—	—	81,380	—	81,380
Other liabilities and deferred credits	3,340	8,567	181,964	(177,130)	16,741
Deferred taxes	97,503	6,299	23,464	—	127,266

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common stock	291	4,996	9,646	(14,642)	291
Additional paid-in-capital	436,296	17,906	542,992	(560,898)	436,296
Retained earnings	718,493	481,302	12,860	(494,162)	718,493
Noncontrolling interests	7,107	—	4,093	—	11,200
Accumulated other comprehensiveincome (loss)	(48,787)	—	64,351	(168,018)	(152,454)
	1,335,954	504,204	633,942	(1,237,720)	1,236,380
	$2,121,223	$917,695	$1,691,800	$(2,396,147)	$2,334,571

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended September 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(39,246)	$35,544	$97,311	$—	$93,609

Cash flows from investing activities:
Capital expenditures	(2,337)	(54,097)	(79,711)	—	(136,145)
Proceeds from asset dispositions	—	58,363	12,875	—	71,238
Acquisition, net of cash received	—	—	(178,961)	—	(178,961)

Net cash provided by (used in) investing activities	(2,337)	4,266	(245,797)	—	(243,868)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(1,151)	—	(7,707)	—	(8,858)
Increases (decreases) in cash related to intercompany advances and debt	(133,984)	(36,939)	170,923	—	—
Dividends paid	8,750	—	(8,750)	—	—
Partial prepayment of put/call obligation	(37)	—	—	—	(37)
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of common stock	1,089	—	—	—	1,089
Tax benefit related to stock-based compensation	433	—	—	—	433
Net cash provided by (used in) financing activities	(131,225)	(36,939)	154,466	—	(13,698)
Effect of exchange rate changes on cash and cash equivalents	(606)	—	6,799	—	6,193
Net increase (decrease) in cash and cash equivalents	(173,414)	2,871	12,779	—	(157,764)
Cash and cash equivalents at beginning of period	226,691	5,445	68,833	—	300,969
Cash and cash equivalents at end of period	$53,277	$8,316	$81,612	$—	$143,205

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

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2009, and the related condensed consolidated statements of income for the three - and six-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2009 and 2008.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bristow Group Inc. and subsidiaries as of March 31, 2009, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
November 4, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “fiscal year 2009 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2009 and 2008, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2009 and 2008, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2010 is referred to as “fiscal year 2010.”

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

General

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria, Australia and Latin America, and we generated 80% of our revenue from international operations during the Current Period.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

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

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of September 30, 2009, we operated 378 aircraft (including 337 owned aircraft, 35 leased aircraft and 6 aircraft operated for one of our customers; 13 of the owned aircraft are held for sale) and our unconsolidated affiliates operated or managed 197 aircraft in addition to those aircraft leased from us.  Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration and the European Joint Aviation Authority.  Bristow Academy, which forms the central core of our Global Training division, operates 76 aircraft (including 56 owned and 20 leased aircraft) and employs 187 people, including 87 flight instructors and 8 ground instructors.  The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2009; (2) the number of helicopters which we had on order or under option as of September 30, 2009; and (3) the percentage of gross revenue each of our business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
U.S. Gulf of Mexico	15%	61	26	7	—	—	94		—	94
Arctic	2%	13	2	—	—	1	16		—	16
Latin America	7%	5	31	2	—	—	38		93	131
WH Centralized Operations	—%	—	—	—	—	—	—		—	—
Europe	39%	—	11	40	—	—	51		—	51
West Africa	18%	12	31	5	—	4	52		—	52
Australia	10%	2	10	17	—	—	29		—	29
Other International	5%	—	12	10	—	—	22		41	63
EH Centralized Operations	1%	—	—	—	—	—	—		63	63
Bristow Academy	3%	—	—	—	75	1	76		—	76
Total	100%	93	123	81	75	6	378		197	575
Aircraft not currently in fleet: (3)
On order		—	7	5	—	—	12
Under option		1	27	19	—	—	47
_________

(1)	Includes 13 aircraft held for sale.

(2)	The 197 aircraft operated or managed by our unconsolidated affiliates are in addition to those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

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

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  In 2009, the credit, equity and commodity markets continue to be volatile.  Most of our oil company customers reduced capital spending plans in calendar year 2009 versus the prior year, including in many cases deferral of projects, typically by 12 to 18 months.

As a result of lower commodity prices and the lack of liquidity in the credit markets, we have seen a reduction in demand for exploration-based flying and a shift in demand to lower cost aircraft in certain of our markets.  This shift to lower cost aircraft has been driven by a combination of perceived aircraft capabilities and customer preferences and not just aircraft size.  While we are cautiously optimistic that the economic conditions will gradually recover, we continue to implement our cost reduction efforts.  We have held pricing firm on existing contracts and continue to work with our clients to improve the efficiency of their operations.  Our global operations and critical mass of helicopters provide us with diversity of geographic and customer focus to help mitigate risks associated with single markets or customers.

Although some of the global demand for our services has softened, the fundamental long-term challenge for our industry is the limitation on supply of new aircraft and the need to retire many of the older aircraft in the industry’s fleet.  Currently manufacturers have some availability for aircraft.  However, we expect constraints on supply of new aircraft to resume.  The aftermarket for sales of our older aircraft has softened, reflecting fewer buyers with available capital, and sale prices have also declined, but to a lesser extent.  We continue to expect to grow our business through the delivery of aircraft on order and potentially through acquisitions and investments, subject to managing through cyclical downturns in the energy industry.  Additionally, during this fiscal year we have invested in Brazil, an emerging market and potential growth area.

Since the beginning of fiscal year 2007, we have raised approximately $1.0 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.2 billion on capital expenditures to grow our business.  We expect that our cash on deposit as of September 30, 2009 of $143.2 million, cash flow from operations and aircraft sales as well as the $100 million borrowing capacity under our revolving credit facility will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $119.0 million as of September 30, 2009.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings.  See “Items 1A. Risk Factors” in Part II of our fiscal year 2009 Annual Report for a discussion of some of the risks associated with the continuing financial and credit crisis and worldwide economic downturn.

In order to manage our business more prudently during this period, we are taking the following actions:

•	Capital expenditures are being carefully evaluated and prioritized;

•	Management salaries have been frozen; and

•
After union consultations in various countries, we have largely completed staffing changes as part of an overall plan to reduce our work force by 5% to 10% to meet changing market conditions while maintaining operational safety.

Results of Operations

The following tables present our operating results and other income statement information for the applicable periods:

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$265,102	$266,956	$(1,854)	(0.7)%
Reimbursable revenue	26,513	24,732	1,781	7.2%
Total gross revenue	291,615	291,688	(73)	0.0%
Operating expense:
Direct cost	173,392	188,393	15,001	8.0%
Reimbursable expense	26,304	24,681	(1,623)	(6.6)%
Depreciation and amortization	18,470	15,485	(2,985)	(19.3)%
General and administrative	29,686	25,984	(3,702)	(14.2)%
	247,852	254,543	6,691	2.6%
Gain on disposal of assets (1)	4,880	3,302	1,578	47.8%
Earnings from unconsolidated affiliates, net of losses (1)	4,924	1,971	2,953	149.8%

Operating income	53,567	42,418	11,149	26.3%
Interest income (expense), net	(10,430)	(5,860)	(4,570)	(78.0)%
Other income, net	1,809	2,070	(261)	(12.6)%
Income before provision for income taxes	44,946	38,628	6,318	16.4%
Provision for income taxes	(11,236)	(10,069)	(1,167)	(11.6)%
Net income from continuing operations	33,710	28,559	5,151	18.0%
Loss from discontinued operations	—	(246)	246	100.0%
Net income	33,710	28,313	5,397	19.1%
Net income attributable to noncontrolling interests	(540)	(952)	412	43.3%
Net income attributable to Bristow	$33,170	$27,361	$5,809	21.2%

Diluted earnings per common share	$0.92	$0.77	$0.15	19.5%
Operating margin (2)	18.4%	14.5%	3.9%	26.9%
Flight hours (3)	58,531	74,757	(16,226)	(21.7)%

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$528,595	$525,360	$3,235	0.6%
Reimbursable revenue	53,472	50,451	3,021	6.0%
Total gross revenue	582,067	575,811	6,256	1.1%
Operating expense:
Direct cost	354,069	375,366	21,297	5.7%
Reimbursable expense	52,961	50,748	(2,213)	(4.4)%
Depreciation and amortization	36,656	30,440	(6,216)	(20.4)%
General and administrative	58,488	53,190	(5,298)	(10.0)%
	502,174	509,744	7,570	1.5%
Gain on disposal of assets (1)	10,889	5,967	4,922	82.5%
Earnings from unconsolidated affiliates, net of losses (1)	7,557	9,694	(2,137)	(22.0)%

Operating income	98,339	81,728	16,611	20.3%
Interest income (expense), net	(20,220)	(13,015)	(7,205)	(55.4)%
Other income, net	328	3,762	(3,434)	(91.3)%
Income before provision for income taxes	78,447	72,475	5,972	8.2%
Provision for income taxes	(20,746)	(20,633)	(113)	(0.5)%
Net income from continuing operations	57,701	51,842	5,859	11.3%
Loss from discontinued operations	—	(246)	246	100.0%
Net income	57,701	51,596	6,105	11.8%
Net income attributable to noncontrolling interests	(808)	(1,655)	847	51.2%
Net income attributable to Bristow	$56,893	$49,941	$6,952	13.9%

Diluted earnings per common share	$1.58	$1.49	$0.09	6.0%
Operating margin (2)	16.9%	14.2%	2.7%	19.0%
Flight hours (3)	118,458	150,211	(31,753)	(21.1)%
_________

(1)
Gain on disposal of assets which was previously included within operating expense has been reclassified in this Quarterly Report to be included as a separate line below operating expense, but still within operating income.  Earnings from unconsolidated affiliates which were previously included in non-operating income have been reclassified in this Quarterly Report to be included within operating income.  Amounts presented for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.  See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further discussion of these changes in presentation.

(2)	Operating margin is calculated as operating income divided by gross revenue.

(3)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Current Quarter Compared to Comparable Quarter

Gross revenue in the Current Quarter was substantially unchanged from the Comparable Quarter despite an increase in revenue from our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own, which added $33.1 million in revenue, and increases in rates charged to customers.  The items offsetting this increase were decreases in revenue in the U.S. Gulf of Mexico as a result of the sale of 53 small aircraft and related inventory, spare parts, and offshore fuel equipment operating in the U.S. Gulf of Mexico (the “GOM Asset Sale”), the impact of a stronger U.S. dollar versus the British pound sterling and Australian dollar on revenue for our Europe and Australia business units and a decrease in fuel costs rebilled to our customers.

Operating expense decreased primarily due to a reduction in operating costs in the U.S. Gulf of Mexico resulting from the GOM Asset Sale, a decrease in global fuel costs, a significant decrease in costs within our Australia business unit and the impact of exchange rate changes, partially offset by the addition of $30.4 million in expense from Bristow Norway and increases in depreciation expense resulting from the addition of new aircraft.  Additionally, operating expense in the Current Quarter was reduced by the reversal of a $2.5 million bad debt reserve in Kazakhstan in our Other International business unit.

Operating income improved in the Current Quarter primarily as a result of improved results in West Africa and Australia, the reversal of the bad debt reserve in Kazakhstan and a $3.0 million increase in earnings from unconsolidated affiliates, partially offset by decreased operating income in certain other business units, including Europe and the U.S. Gulf of Mexico.  The Current Quarter includes earnings from our recent investment in Líder Aviação Holding S.A. (“Líder”) of $1.5 million as well as an increase in earnings from Heliservicio Campeche S.A. de C.V. (“Heliservicio”) of $2.0 million, which were partially offset by decreased earnings from our other unconsolidated affiliates.  See further discussion of Líder and Heliservicio included in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Latin America”.

Net income and diluted earnings per common share for the Current Quarter were affected by the items discussed above affecting operating income, a $4.6 million increase in interest expense, net and a $2.1 million increase in our provision for income taxes ($0.06 per share) resulting from $2.0 million in tax contingency items and $0.1 million in changes in our valuation allowance for foreign tax credit utilization.  See further discussion in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Interest Expense, Net” and in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Taxes.”

Current Period Compared to Comparable Period

The increase in gross revenue is primarily due to our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own, increases in rates charged to customers and increased reimbursable revenue.  The acquisition of Bristow Norway increased revenue by $64.7 million from the Comparable Period to the Current Period.  These increases were partially offset by decreases in revenue in the U.S. Gulf of Mexico resulting from the GOM Asset Sale and lower demand for services, the impact of a stronger U.S. dollar versus the British pound sterling and Australian dollar on revenue for our Europe and Australia business units and a decrease in fuel costs rebilled to our customers.

Operating expense decreased primarily due to a reduction in operating costs in the U.S. Gulf of Mexico resulting from the GOM Asset Sale, a decrease in global fuel costs, a significant decrease in costs within our Australia business unit and the impact of exchange rate changes, partially offset by the addition of $59.7 million in expense from Bristow Norway and increases in depreciation expense resulting from the addition of new aircraft.  Additionally, operating expense in the Current Period was reduced by the reversal of a $2.5 million bad debt reserve in Kazakhstan in our Other International business unit.  General and administrative expense increased primarily from the separation between the Company and an Executive Officer that resulted in $3.1 million of additional compensation expense during the Current Period.

Operating income improved in the Current Period primarily as a result of improved results in West Africa and Australia, the reversal of the bad debt reserve in Kazakhstan and an increase in the gain on disposal of assets of $4.9 million, partially offset by decreased operating income in certain other business units, including Europe and the U.S. Gulf of Mexico.

Net income and diluted earnings per common share for the Current Period were affected by the items affecting operating income, a $7.2 million increase in interest expense, net and a $4.3 million increase in our provision for income taxes ($0.12 per share) resulting from $3.3 million in tax contingency items and $1.0 million in changes in our valuation allowance for foreign tax credit utilization.  See further discussion in “– Business Unit Operating Results – Current Period Compared to Comparable Period – Interest Expense, Net”  and in “– Business Unit Operating Results – Current Period Compared to Comparable Period – Taxes.”

Our results for the Current Period were unfavorably impacted by the strengthening of the U.S. dollar versus other foreign currencies (primarily the British pound sterling and Australian dollar), which resulted in a decrease in operating income of $2.8 million, net income of $3.6 million and diluted earnings per common share of $0.10.  These decreases are reflected in our results for Europe and Australia and in other income, net (driven by a decrease in foreign currency transaction gains, net of hedging impact), partially offset by an increase in results for West Africa.  See further discussion in “—Business Unit operating Results – Current Period Compared to Comparable Period – Other Income, Net.”

Business Unit Operating Results

The following discussion sets forth certain operating information for the ten business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on April 1, 2009, there is no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Amounts presented below for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.

Additionally, we previously recorded certain cost reimbursement intercompany transactions between the EH Centralized Operations business unit and other business units as intrasegment revenue.  We have reclassified these cost reimbursements from revenue to a reduction in expense.  Amounts presented below for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.

As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, earnings from unconsolidated affiliates which were previously included in non-operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of the operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$42,614	$62,491	$(19,877)	(31.8)%
Operating expense	$37,105	$54,228	$17,123	31.6%
Operating margin	12.9%	13.2%	(0.3)%	(2.3)%
Flight hours	18,372	34,891	(16,519)	(47.3)%

The decrease in flight hours, gross revenue and operating expense is primarily due to the GOM Asset Sale as well as an overall decrease in activity resulting from a decline in the demand for aircraft in this market.  The GOM Asset Sale resulted in a decrease in revenue and flight hours of $10.1 million and 11,904, respectively.  Additionally, both revenue and operating expense decreased as a result of a decrease in fuel costs, which are generally recovered from our customers, due to a combination of a decrease in fuel price and lower flight hours.  Operating margin was favorably impacted by the GOM Asset Sale resulting in a shift in the mix of aircraft type utilized towards more medium and large aircraft, which earn higher rates.  Despite the favorable impact, operating margin remained flat in this market due to the decline in demand discussed above.

Arctic

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$6,123	$6,840	$(717)	(10.5)%
Operating expense	$4,038	$4,940	$902	18.3%
Operating margin	34.1%	27.8%	6.3%	22.7%
Flight hours	2,843	3,695	(852)	(23.1)%

Although Arctic flight hours decreased 23.1% from the Comparable Quarter, gross revenue decreased only slightly primarily due to a shift in fleet mix.

Operating expenses decreased due to decreases in maintenance, fuel, salaries and reimbursable expenses as a result of the reduction in flight activity.  The operating margin improvement related to the fleet mix shift coupled with several cost savings initiatives implemented during the Current Quarter.  As in prior fiscal years, we anticipate the results of this business unit to be lower during the three months ending December 31, 2009 and March 31, 2010 as a result of lower winter activity levels.

Latin America

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$20,786	$19,051	$1,735	9.1%
Operating expense	$16,371	$14,498	$(1,873)	(12.9)%
Earnings (loss) from unconsolidated affiliates	$2,899	$(580)	$3,479	*
Operating margin	35.2%	20.9%	14.3%	68.4%
Flight hours	9,228	9,595	(367)	(3.8)%
______

* percentage change not meaningful

Gross revenue and operating expense increased primarily due to additional contracts in Mexico and increased activity in Brazil partially offset by decreased activity in Trinidad.

Earnings (loss) from unconsolidated affiliates improved primarily due to the addition of $1.5 million of earnings in the Current Quarter from our investment in Líder on May 26, 2009.  Additionally, our investment in Heliservicio generated $1.4 million of equity earnings in the Current Quarter versus equity losses of $0.6 million in the Comparable Quarter.

WH Centralized Operations

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$791	$2,909	$(2,118)	(72.8)%
Operating expense	4,947	2,005	(2,942)	(146.7)%
Operating income (loss)	$(4,156)	$904	$(5,060)	(559.7)%

Our WH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Western Hemisphere business units) and division level expenses.  Operating expense reflects costs associated with other support services net of the related charges to the other Western Hemisphere business units.

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, decreased as a result of a reduction in part sales.

Operating expense for WH Centralized Operations increased primarily due to lower recovery of maintenance expense from our other Western Hemisphere business units as a result of reduced flight activity.

Europe

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$113,890	$98,303	$15,587	15.9%
Operating expense	$99,747	$76,334	$(23,413)	(30.7)%
Earnings from unconsolidated affiliates	$29	$242	$(213)	(88.0)%
Operating margin	12.4%	22.6%	(10.2)%	(45.1)%
Flight hours	14,242	10,265	3,977	38.7%

Gross revenue and flight hours for Europe increased during the Current Quarter primarily as a result of the consolidation of Bristow Norway effective October 31, 2008 ($33.1 million and 4,377 hours, respectively), partially offset by the unfavorable impact of exchange rate changes as the U.S. dollar was stronger in the Current Quarter versus the Comparable Quarter and a lower level of contractual escalation billings in the Current Quarter.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($30.4 million).  This increase in operating expense was partially offset by the impact of exchange rate changes.  As a result of the consolidation of Bristow Norway, which earned a lower operating margin than the remainder of the Europe business unit, and a lower level of contractual escalation billings, operating margin for Europe decreased compared to the Comparable Quarter.

We are continuing to integrate Bristow Norway into our Europe business unit, including administrative and operating activities.  The future operating results and operating margins for Europe, including Bristow Norway, are expected to improve as a result of this integration.

West Africa

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$51,452	$47,010	$4,442	9.4%
Operating expense	$36,986	$38,986	$2,000	5.1%
Operating margin	28.1%	17.1%	11.0%	64.3%
Flight hours	8,470	9,647	(1,177)	(12.2)%

Flight hours for West Africa decreased as a result of a decrease in demand for aircraft in this market by certain existing customers, partially offset by the addition of one new contract and ad hoc work.  Despite the decrease in flight hours, gross revenue increased due to rate escalations under existing contracts and higher rates earned on the new contract and ad hoc work.

The decrease in operating expense was primarily a result of a favorable impact of exchange rate changes as the U.S. dollar was stronger versus the Nigerian naira and the British pound sterling in the Current Quarter versus the Comparable Quarter, which contributed to increased operating margin.  Operating margin for West Africa was also favorably impacted by higher rates.  Excluding the impact of exchange rate changes, the operating margin for West Africa was 21.6% in the Current Quarter.

We experience periodic disruption to our operations related to civil unrest and violence.  During August 2009, the unions representing our national staff in Nigeria were on strike, but have since returned to work while discussions are ongoing.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$30,333	$29,226	$1,107	3.8%
Operating expense	$23,464	$30,444	$6,980	22.9%
Operating margin	22.6%	(4.2)%	26.8%	*
Flight hours	2,794	3,813	(1,019)	(26.7)%
_____

* percentage change not meaningful

Flight hours for Australia decreased primarily due to a reduction in flying by a major customer and termination of contracts by two other customers, which were partially offset by new contracts.  Despite the decrease in flight hours, gross revenue increased due to higher rates earned on the new contracts and an increase in reimbursable revenue, partially offset by foreign currency translation effects of the Australian dollar versus the U.S. dollar in the Current Quarter compared to the Comparable Quarter.

Operating expense decreased primarily due to decreased activity resulting in a decrease in salaries and benefits, maintenance expense, fuel, travel and training expenses and the impact of changes in exchange rates.  During the Comparable Quarter, we incurred salary, maintenance and other costs on aircraft that were not fully operational as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.  Additionally, compensation costs for the Comparable Quarter included adjustments to employee tax and leave accruals related to prior periods totaling $1.8 million.

Other International

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$16,221	$18,370	$(2,149)	(11.7)%
Operating expense	$9,603	$14,510	$4,907	33.8%
Earnings from unconsolidated affiliates	$(7)	$85	$(92)	(108.2)%
Operating margin	40.8%	21.5%	19.3%	89.8%
Flight hours	2,582	2,851	(269)	(9.4)%

Gross revenue for Other International decreased primarily due to a decrease in revenue in Mauritania (due to the non renewal of a contract) and Turkmenistan (due to ending of a short-term contract) partially offset by increases in revenue in Libya and Ghana (due to new contracts) and in Kazakhstan (due to an increase in rates).

Operating expense decreased primarily due to the reversal of a bad debt provision in Kazakhstan of $2.5 million during the Current Quarter, a reduction in costs in Mauritania (due to the non renewal of a contract) and the impact of exchange rate changes.  Additionally, during the Comparable Quarter we incurred increased maintenance costs in Kazakhstan.  These decreases were partially offset by increase in costs in Libya and Ghana (due to new contracts).  The decrease in operating expense in these markets resulted in the increase in operating margin for Other International.

We currently lease two aircraft to our Kazakhstan joint venture, Atyrau Bristow Air Services (“ABAS”).  These aircraft have previously been operated in Kazakhstan by ABAS on the air operating certificate (“AOC”) of our partner in this joint venture.  Our partner’s AOC expired in mid-October 2009 and was not renewed.  As a result, our aircraft have been grounded in Kazakhstan since mid-October 2009.  Therefore, we are in discussions with other AOC holders in Kazakhstan under whose AOC we can operate our aircraft in this market.  Although talks continue, our ability to agree on such an arrangement with another AOC holder is currently uncertain.  If we are not ultimately able to agree on an arrangement to operate under a new AOC, neither we nor ABAS will be able to operate in this market, which will result in a reduction in revenue and operating income.  During the Current Period,  we had revenue from our operations in Kazakhstan totaling $6.6 million and operating income totaling $4.8 million.

EH Centralized Operations

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$4,559	$4,057	$502	12.4%
Operating expense	4,315	8,524	4,209	49.4%
Earnings from unconsolidated affiliates	2,003	2,224	(221)	(9.9)%
Operating income (loss)	$2,247	$(2,243)	$4,490	200.2%

Our EH Centralized Operations business unit is comprised of our technical services business, other non-flight services business (e.g., provision of maintenance and supply chain parts and services to other Eastern Hemisphere business units) and division level expenses.  Operating expense reflects costs associated with other support services net of the related charge to the other Eastern Hemisphere business units.

Gross revenue for EH Centralized Operations increased as a result of an increase in spare part and workorder sales.

Operating expense decreased from the Comparable Quarter primarily due to an increase in maintenance and overhead allocations to other business units as well as less exposure to the impact of changes in foreign exchange rates as the result of allocating these foreign exchange exposures to the other business units.

Earnings from unconsolidated affiliates decreased due to the stronger U.S. dollar during the Current Quarter compared to the Comparable Quarter.

Bristow Academy

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$7,151	$5,572	$1,579	28.3%
Operating expense	$6,428	$5,731	$(697)	(12.2)%
Operating margin	10.1%	(2.9)%	13.0%	*
_____

* percentage change not meaningful

Gross revenue for Bristow Academy increased primarily as a result of increased military training.

Operating expense increased primarily due to increased business volume as well as costs of operating additional aircraft.  The operating margin improved due to the fact that the military training contracts yield a higher margin of return.  During the Current Quarter, approximately 50 pilots graduated from Bristow Academy and we hired 9 graduates as instructors at Bristow Academy.

Corporate

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$(2)	$(4)	$2	50.0%
Operating expense	7,151	6,480	(671)	(10.4)%
Operating loss	$(7,153)	$(6,484)	$(669)	(10.3)%

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased slightly from the Comparable Quarter due to higher legal and professional fees associated with the DOJ investigation relating to the Internal Review and the Civil Class Action Lawsuit.  For further details on our commitments and contingencies, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Interest Expense, Net

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Interest income	$210	$3,205	$(2,995)	(93.4)%
Interest expense	(11,325)	(11,366)	41	0.4%
Amortization of debt discount	(737)	(689)	(48)	(7.0)%
Amortization of debt fees	(497)	(499)	2	0.4%
Capitalized interest	1,919	3,489	(1,570)	(45.0)%
Interest expense, net	$(10,430)	$(5,860)	$(4,570)	(78.0)%

Interest income decreased as a result of our shift in cash from higher yielding investments to lower yielding, U.S. government investments in response to the condition of global financial markets as well as lower levels of cash and cash equivalents available for investment.  Capitalized interest decreased due to a decrease in the average amount of construction in progress during the Current Quarter.

Other Income, Net

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains	$677	$2,049	$(1,372)	(67.0)%
Other	1,132	21	1,111	*
Total	$1,809	$2,070	$(261)	(12.6)%
_____

* percentage change not meaningful

The decrease in foreign currency gains primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Quarter.  Other income, net includes $1.1 million of hedging gains realized during the Current Quarter due to termination of a forward contract on a euro-denominated aircraft purchase commitment.  For further details on our derivative contracts, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Taxes

	Three Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	25.0%	26.1%	1.1%	4.2%
Net foreign tax on non-U.S. earnings	$3,697	$3,732	$35	0.9%
Tax on foreign earnings indefinitely reinvested abroad	(10,697)	(13,001)	(2,304)	(17.7)%
Increase (decrease) in valuation allowance for foreign tax credit utilization	93	(21)	(114)	*
Expense (benefit) from change in tax contingency	1,982	(301)	(2,283)	*
_____

* percentage change not meaningful

Our effective tax rate for the Current Quarter and Comparable Quarter was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Discontinued operations

Discontinued operations for the Comparable Quarter incurred $0.2 million after-tax loss.  The $0.2 million after-tax loss resulted from purchase price adjustments from the sale of Grasso Production Management (“Grasso”).

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$88,075	$124,000	$(35,925)	(29.0)%
Operating expense	$76,326	$107,748	$31,422	29.2%
Operating margin	13.3%	13.1%	0.2%	1.5%
Flight hours	38,141	72,530	(34,389)	(47.4)%

The decrease in flight hours, gross revenue and operating expense is primarily due to the GOM Asset Sale as well as an overall decrease in activity resulting from a decline in the demand for aircraft in this market.  The GOM Asset Sale resulted in a decrease in revenue and flight hours of $21.5 million and 25,701, respectively.  Additionally, both revenue and operating expense decreased as a result of a decrease in fuel costs, which are generally recovered from our customers, due to a combination of a decrease in fuel price and lower flight hours.  Operating margin was favorably impacted by the GOM Asset Sale resulting in a shift in the mix of aircraft type utilized towards more medium and large aircraft, which earn higher rates.  Despite the favorable impact, operating margin remained flat in this market due to the decline in demand discussed above.

Arctic

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$10,518	$11,083	$(565)	(5.1)%
Operating expense	$7,828	$8,664	$836	9.6%
Operating margin	25.6%	21.8%	3.8%	17.4%
Flight hours	5,191	6,132	(941)	(15.3)%

Although Arctic flight hours decreased 15.3% from the Comparable Period, gross revenue decreased only slightly primarily due to a shift in fleet mix.

Operating expenses decreased due to decreases in maintenance, fuel, salaries and reimbursable expenses as a result of the reduction in flight activity.  The operating margin improvement related to the fleet mix shift coupled with several cost savings initiatives implemented during the Current Period.

Latin America

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$40,345	$39,257	$1,088	2.8%
Operating expense	$31,943	$28,229	$(3,714)	(13.2)%
Earnings from unconsolidated affiliates	$3,691	$2,646	$1,045	39.5%
Operating margin	30.0%	34.8%	(4.8)%	(13.8)%
Flight hours	17,860	18,134	(274)	(1.5)%

Gross revenue for Latin America increased primarily due to additional contracts in Mexico and increased activity in Brazil offset by decreased demand for services in Trinidad.  During the Comparable Period, we restructured our ownership interests in certain joint ventures which resulted in several changes effective April 1, 2008, including the consolidation of RLR, return to the accrual basis of accounting for revenue recognition with Heliservicio and application of the equity method of accounting to our investment in Heliservicio.  Collectively these transactions are referred to as the Mexico Reorganization.

Operating expense for Latin America increased primarily due to increased activity in Mexico and Brazil offset by a decrease in operating expense for Trinidad as a result of decreased activity in that market.  Although revenue in Trinidad has decreased significantly, we are still incurring some fixed operating costs which contributed to the decreased operating margin for this business unit compared to the Comparable Period.  The decrease in operating margin was also driven by the Mexico Reorganization in the Comparable Period, which resulted in additional operating income during that period.

Earnings from unconsolidated affiliates increased primarily due to the addition of $3.0 million of earnings from our investment in Líder on May 26, 2009 and an increase in equity earnings of $1.5 million from our investment in Heliservicio in the Current Period, partially offset by the collection of past due receivables of RLR resulting in $3.6 million of additional equity earnings during the Comparable Period.

WH Centralized Operations

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$2,276	$5,169	$(2,893)	*
Operating expense	9,641	4,941	(4,700)	(95.1)%
Operating income	$(7,365)	$228	$(7,593)	*
______

* percentage change not meaningful

Gross revenue for WH Centralized Operations, which consists entirely of technical services revenue, decreased as a result of a reduction in part sales.

Operating expense for WH Centralized Operations increased primarily due to lower recovery of maintenance expense from our other Western Hemisphere business units as a result of reduced flight activity.

Europe

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$228,933	$193,733	$35,200	18.2%
Operating expense	$196,044	$154,288	$(41,756)	(27.1)%
Earnings from unconsolidated affiliates	$61	$2,232	$(2,171)	(97.3)%
Operating margin	14.4%	21.5%	(7.1)%	(33.0)%
Flight hours	29,097	20,571	8,526	41.4%

Gross revenue and flight hours for Europe increased primarily as a result of the consolidation of Bristow Norway effective October 31, 2008 ($64.7 million and 8,441 hours, respectively) and new contracts in the North Sea, partially offset by the unfavorable impact of exchange rate changes as the U.S. dollar was stronger in the Current Period versus the Comparable Period and a lower level of contractual escalation billings in the Current Period.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($59.7 million).  This increase in operating expense was offset primarily by the impact of exchange rate changes.  Additionally, during the Comparable Period we recorded $2.1 million of equity earnings from Bristow Norway as it was an equity method investment prior to our October 31, 2008 acquisition of the 51% interest that we did not previously own.  As a result of the consolidation of Bristow Norway, which earned a lower operating margin than the remainder of the Europe business unit, the related decrease in earnings from unconsolidated affiliates and a lower level of contractual escalation billings, operating margin for Europe decreased compared to the Comparable Period.

West Africa

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$106,269	$90,310	$15,959	17.7%
Operating expense	$77,565	$75,770	$(1,795)	(2.4)%
Operating margin	27.0%	16.1%	10.9%	67.7%
Flight hours	17,420	19,245	(1,825)	(9.5)%

Flight hours for West Africa decreased as a result of a decrease in demand for aircraft in this market by certain existing customers offset by the addition of one new contract and ad hoc work.  Despite the decrease in flight hours, gross revenue increased due to rate escalations under existing contracts and higher rates earned on the new contract and ad hoc flying.

The increase in operating expense was primarily a result of increases in salaries and benefits, freight, training and travel and meals, partially offset by a favorable impact of exchange rate changes.  The U.S. dollar was stronger versus the Nigerian naira and the British pound sterling in the Current Period versus the Comparable Period which contributed to increased operating margin.  Operating margin for West Africa was also favorably impacted by the new contract and increases in rates under existing contracts.  Excluding the impact of exchange rate changes, operating margin for West Africa was 19.0% in the Current Period.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter — West Africa” included elsewhere in this Quarterly Report.

Australia

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$58,496	$62,339	$(3,843)	(6.2)%
Operating expense	$45,452	$61,412	$15,960	26.0%
Operating margin	22.3%	1.5%	20.8%	*
Flight hours	5,674	7,853	(2,179)	(27.7)%
_____

* percentage change not meaningful

Gross revenue for Australia decreased primarily due to a decrease in flight hours resulting from a decrease in activity in this market since the Comparable Period and the weakening of the Australian dollar versus the U.S. dollar in the Current Period compared to the Comparable Period.

Operating expense decreased primarily due to decreased activity resulting in a decrease in salaries and benefits, maintenance expense, fuel, travel and training expenses and the impact of changes in exchange rates.  Operating expense was also decreased as a result of the reversal of costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities in these matters during the Current Period.  During the Comparable Period, we incurred salary maintenance and other costs on aircraft that were not fully operational as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.  Additionally, compensation costs for the Comparable Period included adjustments to employee tax and leave accruals related to prior periods totaling $2.2 million.  Operating margin improved due to the decrease in costs discussed above.

Other International

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$29,656	$35,158	$(5,502)	(15.6)%
Operating expense	$19,766	$28,060	$8,294	29.6%
Earnings from unconsolidated affiliates	$8	$145	$(137)	(94.5)%
Operating margin	33.4%	20.6%	12.8%	62.1%
Flight hours	5,075	5,746	(671)	(11.7)%

Gross revenue for Other International decreased primarily due to a decrease in revenue in Russia (the Comparable Period included $1.2 million in escalation charges to a customer and increased rates), Mauritania and Egypt and Turkmenistan (due to ending of short-term contracts), partially offset by increases in revenue in Libya and Ghana (due to new contracts).

Operating expense decreased primarily due to a reduction in activity in Russia, a reduction in maintenance costs and reversal of bad debt expense of $2.5 million in Kazakhstan, a reduction in costs in Mauritania (due to the non renewal of a contract) and Egypt (due to ending of short-term contract) and the impact of exchange rate changes.  These decreases were partially offset by increase in costs in Libya and Ghana (due to new contracts).  The decrease in operating expense in these markets resulted in the increase in operating margin for this business unit.

 For discussion of additional matters related to operations in Other International, see “— Current Quarter Compared to Comparable Quarter — Other International” included elsewhere in this Quarterly Report.

EH Centralized Operations

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$8,218	$6,372	$1,846	29.0%
Operating expense	12,661	18,760	6,099	32.5%
Earnings from unconsolidated affiliates	3,797	4,723	(926)	(19.6)%
Operating loss	$(646)	$(7,665)	$7,019	91.6%

Gross revenue for EH Centralized Operations increased as a result of an increase in spare part and workorder sales.

Operating expense decreased primarily due to an increase in maintenance and overhead allocations to other business units as well as less exposure to the impact of changes in foreign exchange rates as the result of allocating these foreign exchange exposures to the other business units, a charge taken in the Comparable Period to reduce the carrying value of obsolete inventory and unusually high heavy maintenance expense incurred in the Comparable Period.

Earnings from unconsolidated affiliates decreased due to the stronger U.S. dollar during the Current Period compared to the Comparable Period.

Bristow Academy

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$14,444	$11,723	$2,721	23.2%
Operating expense	$12,790	$11,336	$(1,454)	(12.8)%
Operating margin	11.5%	3.3%	8.2%	248.5%

Gross revenue for Bristow Academy increased as a result of increased military training and the acquisition of additional training aircraft.

Operating expense increased primarily due to increased business volume as well as costs of operating additional aircraft.  The operating margin improved due to the fact that the military training contracts yield a higher margin of return.  During the Current Period, approximately 100 pilots graduated from Bristow Academy; we hired 10 graduates as instructors at Bristow Academy and 3 graduates as pilots (mostly former instructors) into our other business units.

Corporate

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$—	$28	$(28)	(100.0)%
Operating expense	17,321	13,897	(3,424)	(24.6)%
Losses from unconsolidated affiliates	—	(52)	52	100.0%
Operating loss	$(17,321)	$(13,921)	$(3,400)	(24.4)%

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased primarily due to the separation between the Company and an Executive Officer during April 2009.

Interest Expense, Net

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Interest income	$432	$4,652	$(4,220)	*
Interest expense	(22,724)	(22,223)	(501)	(2.3)%
Amortization of debt discount	(1,462)	(803)	(659)	(82.1)%
Amortization of debt fees	(993)	(912)	(81)	(8.9)%
Capitalized interest	4,527	6,271	(1,744)	(27.8)%
Interest expense, net	$(20,220)	$(13,015)	$(7,205)	(55.4)%
_________
* percentage change not meaningful

Interest income decreased as a result of our shift in cash from higher yielding investments to lower yielding U.S. government investments in response to the condition of global financial markets.  Interest expense increased primarily as a result of additional interest expense of $0.7 million associated with the 3% Convertible Senior Notes issued in June 2008, which also resulted in the additional amortization of debt discount.  Capitalized interest decreased due to a decrease in the average amount of construction in progress during the Current Period.

Other Income, Net

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$(804)	$1,682	$(2,486)	(147.8)%
Other	1,132	2,080	(948)	(45.6)%
Total	$328	$3,762	$(3,434)	(91.3)%

The increase in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Period.  Other income, net includes $1.1 million of hedging gains realized during the Current Period due to termination of a forward contract on a euro-denominated aircraft purchase commitment.  During the Comparable Period, we realized $1.4 million in gains from the Mexico Reorganization, which represented the majority of other income, net in that period.

Taxes

	Six Months Ended September 30,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	26.4%	28.5%	2.1%	7.4%
Net foreign tax on non-U.S. earnings	$9,630	$5,735	$(3,201)	(55.8)%
Tax on foreign earnings indefinitely reinvested abroad	(21,591)	(17,153)	4,438	25.9%
Increase (decrease) in valuation allowance for foreign tax credit utilization	1,047	(21)	(1,068)	*
Expense (benefit) from change in tax contingency	3,259	(113)	(3,372)	*
________
* percentage change not meaningful

Our effective tax rate for the Current Period and Comparable Period was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Discontinued operations

Discontinued operations for the Comparable Period incurred $0.2 million after-tax loss.  The $0.2 million after-tax loss resulted from purchase price adjustments from the sale of Grasso.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

See “Market Outlook” included elsewhere in this Quarterly Report for further discussion.

Cash and cash equivalents were $143.2 million and $301.0 million as of September 30 and March 31, 2009, respectively.  Working capital as of September 30 and March 31, 2009 was $434.1 million and $545.5 million, respectively.  The decrease in cash and cash equivalents and working capital was primarily a result of the $179.0 million in cash paid (including transaction costs incurred in fiscal year 2010) to acquire the 42.5% interest in Líder as discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $93.6 million during the Current Period compared to $55.5 million during the Comparable Period.  Changes in non-cash working capital used $17.7 million in cash flows from operating activities for the Current Period compared to $32.4 million in the Comparable Period.

Investing Activities

Cash flows used in investing activities were $243.9 million and $260.9 million for the Current Period and Comparable Period, respectively.  Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2009	2008
Number of aircraft delivered:
Small	3	3
Medium	4	7
Large	6	3
Fixed wing	1	—
Training	—	4
Total aircraft	14	17

Capital expenditures (in thousands):
Aircraft and related equipment	$123,656	$274,337
Other	12,489	4,206
Total capital expenditures	$136,145	$278,543

Included in the capital expenditures aircraft and related equipment in the table above are final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed in additional detail in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report) of $113.8 million and an additional $9.9 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations during the Current Period.  Also, during the Current Period, we acquired a 42.5% investment in Líder for $179.0 million.

Included in the capital expenditures aircraft and related equipment in the table above are final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods of $255.3 million and $19.0 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations during the Comparable Period.

During the Current Period we received proceeds of $71.2 million primarily from the disposal of 17 aircraft and certain other equipment, which together resulted in a net gain of $10.9 million.  During the Comparable Period, we received proceeds from the disposal of ten aircraft and certain other equipment, which together resulted in a net gain of $6.4 million.

Due to the significant investment in aircraft made in both the Current Period and Comparable Period, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2010.  Also in fiscal year 2010, we expect to invest approximately $40 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through September 30, 2009, we had incurred $12.5 million towards these projects.

Financing Activities

Cash flows used in financing activities was $13.7 million during the Current Period compared to $326.2 million provided by financing activities during the Comparable Period.  During the Current Period, cash was used for the payment of preferred stock dividends of $6.3 million and repayment of debt totaling $8.9 million and cash was provided by issuance of common stock upon exercise of stock options of $1.1 million.  Preferred stock dividends on our 5.5% mandatory convertible preferred stock will not be paid in future periods because on September 15, 2009 each outstanding share of the preferred stock was converted into 1.418 shares of common stock resulting in the issuance of 6,522,800 shares of common stock.  During the Comparable Period, cash was provided by our issuance of the 3% Convertible Senior Notes resulting in net proceeds of $111.2 million, by our issuance of 4,996,900 shares of common stock in a public offering and private placement in June 2008 resulting in net proceeds of $224.2 million and by our receipt of proceeds of $0.9 million from the exercise of options to acquire shares of our common stock by our employees.  Additionally, during the Comparable Period, cash was used for the payment of preferred stock dividends of $6.3 million and the repayment of debt totaling $4.0 million.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2009 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 7 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2009 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Six Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2010	2011	2012 – 2013	2014 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$737,726	$2,417	$15,630	$7,186	$712,493	$—
Interest	373,678	22,726	45,199	89,679	216,074	—
Aircraft operating leases (2)	69,305	5,397	7,571	9,553	46,784	—
Other operating leases (3)	49,136	3,950	5,961	10,057	29,168	—
Capital lease obligation	11,935	277	1,003	2,304	8,351	—
Pension obligations (4)	198,357	4,708	23,785	48,509	121,355	—
Aircraft purchase obligations (5)	118,973	63,916	55,057	—	—	—
Other purchase obligations (6)	24,359	24,359	—	—	—	—
Tax reserves (7)	8,016	—	—	—	—	8,016
Total contractual cash obligations	$1,591,485	$127,750	$154,206	$167,288	$1,134,225	$8,016
Other commercial commitments:
Debt guarantees (8)	$15,993	$—	$—	$15,993	$—	$—
Other guarantees (9)	37,335	1,909	4,699	9,049	21,678	—
Letters of credit	1,388	1,156	232	—	—	—
Contingent consideration (10)	53,125	8,500	8,500	36,125	—	—
Other commitments (11)	101,751	17,644	18,883	19,224	46,000	—
Total commercial commitments	$209,592	$29,209	$32,314	$80,391	$67,678	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.5 million and unamortized discount on the 3% Senior Convertible Notes of $20.5 million.

(2)	Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pension plans will be fully funded in approximately ten years.  As of September 30, 2009, we had recorded on our condensed consolidated balance sheet a $97.8 million pension liability associated with these obligations.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)
Subsequent to September 30, 2009, we entered into an agreement to extend the delivery date to fiscal year 2011 for two  large aircraft with commitments totaling $40.9 million.  This agreement allows us to cancel these orders without a termination fee through January 30, 2010 and February 28, 2010.  These aircraft were previously scheduled to be delivered in fiscal year 2010.  For further details on our aircraft purchase obligations, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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

(8)
We have guaranteed the repayment of up to £10 million ($16.0 million) of the debt of FBS, an unconsolidated affiliate.  This amount is not included in the “Contractual Obligations” section of the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time.  As of September 30, 2009, surety bonds denominated in Mexican pesos with an aggregate value of 413 million Mexican pesos ($30.5 million) were outstanding and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio, for 76% ($24.1 million) of the surety bonds outstanding.  Bristow Norway is also the guarantor under two aircraft leases taken out by a previous subsidiary of Bristow Norway prior to Bristow Norway disposing of that subsidiary and prior to Bristow’s acquisition of the additional 51% of Bristow Norway in October 2008 for the sum of $5.6 million.  The purchaser of that subsidiary is legally subject to an obligation to reimburse Bristow Norway for these guarantees under the terms of the Sale and Purchase Agreement by which that subsidiary was sold.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2009 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  The Company intends to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition or results of operations.

We have certain other actions or claims pending that have been discussed and previously reported in Part I. Item 3.  “Legal Proceedings” in the fiscal year 2009 Annual Report.  Developments in these previously reported matters are described in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A.  Risk Factors.

There have been no material changes during the six months ended September 30, 2009 in our “Risk Factors” as discussed in our fiscal year 2009 Annual Report on Form 10-K.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 4, 2009, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President, Finance and Chief Financial Officer

By: /s/ Brian J. Allman
Brian J. Allman
Chief Accounting Officer and Corporate Controller

November 4, 2009

Index to Exhibits

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 4, 2009, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.