Form 10-Q
period 2009-12-31
Bristow Group Inc
filed 2010-02-03
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 29, 2010.
35,934,392 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(2008 As Adjusted – Notes 1 and 4)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$260,907	$236,491	$757,440	$726,151
Operating revenue from affiliates	14,581	16,792	46,643	52,492
Reimbursable revenue from non-affiliates	27,615	28,617	78,214	76,196
Reimbursable revenue from affiliates	203	1,087	3,076	3,959
	303,306	282,987	885,373	858,798
Operating expense:
Direct cost	189,456	176,038	543,525	551,404
Reimbursable expense	28,219	28,689	81,180	79,437
Depreciation and amortization	20,663	16,663	57,319	47,103
General and administrative	30,758	25,586	89,246	78,776
	269,096	246,976	771,270	756,720

Gain on GOM Asset Sale	—	37,780	—	37,780
Gain (loss) on disposal of assets	2,448	(102)	13,337	5,865
Earnings (losses) from unconsolidated affiliates, net	3,068	(1,417)	10,625	8,277
Operating income	39,726	72,272	138,065	154,000

Interest income	365	1,087	797	5,739
Interest expense	(10,979)	(8,276)	(31,631)	(25,943)
Other income (expense), net	3,695	(1,522)	4,023	2,240
Income from continuing operations before provision for income taxes	32,807	63,561	111,254	136,036
Provision for income taxes	(5,681)	(15,861)	(26,427)	(36,494)
Net income from continuing operations	27,126	47,700	84,827	99,542
Loss from discontinued operations, net of tax	—	—	—	(246)
Net income	27,126	47,700	84,827	99,296
Net income attributable to noncontrolling interests	(448)	(535)	(1,256)	(2,190)
Net income attributable to Bristow Group	26,678	47,165	83,571	97,106
Preferred stock dividends	—	(3,162)	(6,325)	(9,487)
Net income available to common stockholders	$26,678	$44,003	$77,246	$87,619

Basic earnings per common share:
Earnings from continuing operations	$0.74	$1.51	$2.43	$3.18
Loss from discontinued operations	—	—	—	(0.01)
Net earnings	$0.74	$1.51	$2.43	$3.17

Diluted earnings per common share:
Earnings from continuing operations	$0.74	$1.32	$2.32	$2.85
Loss from discontinued operations	—	—	—	(0.01)
Net earnings	$0.74	$1.32	$2.32	$2.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(March 31 As Adjusted – Notes 1 and 4)

	December 31,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,059	$300,969
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $2.1 million and $0.6 million, respectively	196,927	194,030
Accounts receivable from affiliates, net of allowance for doubtful accounts of $1.9 million and $3.4 million, respectively	34,710	22,644
Inventories	187,220	165,438
Prepaid expenses and other current assets	26,582	20,226
Total current assets	552,498	703,307
Investment in unconsolidated affiliates	203,916	20,265
Property and equipment – at cost:
Land and buildings	93,241	68,961
Aircraft and equipment	2,014,147	1,823,011
	2,107,388	1,891,972
Less – Accumulated depreciation and amortization	(400,475)	(350,515)
	1,706,913	1,541,457
Goodwill	46,971	44,654
Other assets	23,261	24,888
	$2,533,559	$2,334,571

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$50,434	$44,892
Accrued wages, benefits and related taxes	39,486	39,939
Income taxes payable	3,429	—
Other accrued taxes	2,528	3,357
Deferred revenues	22,697	17,593
Accrued maintenance and repairs	13,352	10,317
Accrued interest	8,609	6,434
Other accrued liabilities	18,406	20,164
Deferred taxes	9,348	6,195
Short-term borrowings and current maturities of long-term debt	19,211	8,948
Total current liabilities	187,500	157,839
Long-term debt, less current maturities	698,144	714,965
Accrued pension liabilities	99,276	81,380
Other liabilities and deferred credits	27,151	16,741
Deferred taxes	149,389	127,266
Commitments and contingencies (Note 7)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, authorized and outstanding 0 shares as of December 31 and 4,600,000 shares as of March 31; entitled in liquidation to $230 million; net of offering costs of $7.4 million	—	222,554
Common stock, $.01 par value, authorized 90,000,000 shares; outstanding: 35,904,636 as of December 31 (exclusive of 1,291,325 treasury shares) and 29,111,436 as of March 31 (exclusive of 1,281,050 treasury shares)	359	291
Additional paid-in capital	669,174	436,296
Retained earnings	795,739	718,493
Noncontrolling interests	10,261	11,200
Accumulated other comprehensive loss	(103,434)	(152,454)
	1,372,099	1,236,380
	$2,533,559	$2,334,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(2008 As Adjusted – Notes 1 and 4)

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$84,827	$99,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,319	47,103
Deferred income taxes	18,892	13,802
Loss on disposal of discontinued operations	—	379
Discount amortization on long-term debt	2,213	1,504
Gain on disposal of assets	(13,337)	(5,865)
Gain on GOM Asset Sale	—	(37,780)
Gain on Heliservicio investment sale	—	(1,438)
Stock-based compensation expense	9,914	7,697
Earnings from unconsolidated affiliates (in excess of) below dividends received	(6,853)	7,910
Tax benefit related to stock-based compensation	(409)	(242)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	794	(9,342)
Inventories	(11,382)	(16,600)
Prepaid expenses and other assets	14,555	(22,887)
Accounts payable	4,638	5,657
Accrued liabilities	3,216	20,855
Other liabilities and deferred credits	(1,370)	(6,177)
Net cash provided by operating activities	163,017	103,872
Cash flows from investing activities:
Capital expenditures	(250,272)	(388,007)
Proceeds from asset dispositions	74,973	86,681
Acquisitions, net of cash received	(178,961)	(15,590)
Net cash used in investing activities	(354,260)	(316,916)
Cash flows from financing activities:
Proceeds from borrowings	—	115,000
Debt issuance costs	—	(3,768)
Repayment of debt and debt redemption premiums	(10,068)	(20,996)
Partial prepayment of put/call obligation	(52)	(184)
Preferred Stock dividends paid	(6,325)	(9,487)
Issuance of common stock	1,336	225,260
Tax benefit related to stock-based compensation	409	242
Net cash (used in) provided by financing activities	(14,700)	306,067
Effect of exchange rate changes on cash and cash equivalents	12,033	(18,420)
Net (decrease) increase in cash and cash equivalents	(193,910)	74,603
Cash and cash equivalents at beginning of period	300,969	290,050
Cash and cash equivalents at end of period	$107,059	$364,653
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,830	$30,446
Income taxes	$9,904	$17,109
Non-cash investing activities:
Contribution of note receivable and aircraft to RLR	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$2,410

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2009, the consolidated results of operations for the three and nine months ended December 31, 2009 and 2008, and the consolidated cash flows for the nine months ended December 31, 2009 and 2008.

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

•
Earnings (losses) from unconsolidated affiliates, net which were previously excluded from operating income have been reclassified to be included within operating income.  We believe this presentation is preferable as the operations of our unconsolidated affiliates are integral to our operations as these entities are involved in aircraft operations similar to ours in markets where governmental regulations limit foreign ownership of aircraft companies or where conditions favor entering into joint venture arrangement with local partners.

Amounts presented for the three and nine months ended December 31, 2008 have been restated to conform to current period presentation.

We have evaluated subsequent events through the time of filing these condensed consolidated financial statements with the SEC on February 3, 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2009 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $0.7 million and ($0.1) million for the three and nine months ended December 31, 2009, respectively, and ($1.5) million and $0.2 million, for the three and nine months ended December 31, 2008, respectively.  Additionally, other income (expense), net includes $2.8 million and $3.9 million of hedging gains realized during the three and nine months ended December 31, 2009, respectively, resulting from termination of forward contracts on euro-denominated aircraft purchase commitments.

The following table presents applicable exchange rates for the indicated periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

One British pound sterling into U.S. dollars
High	1.68	1.78	1.70	2.01
Average	1.63	1.57	1.61	1.81
Low	1.58	1.44	1.44	1.44
At period-end	1.61	1.44	1.61	1.44
One euro into U.S. dollars
High	1.51	1.45	1.51	1.60
Average	1.48	1.32	1.42	1.46
Low	1.42	1.24	1.29	1.24
At period-end	1.43	1.39	1.43	1.39
One Australian dollar into U.S. dollars
High	0.94	0.79	0.94	0.98
Average	0.91	0.67	0.84	0.83
Low	0.87	0.61	0.69	0.61
At period-end	0.90	0.70	0.90	0.70
One Nigerian naira into U.S. dollars
High	0.0069	0.0087	0.0069	0.0088
Average	0.0067	0.0083	0.0067	0.0085
Low	0.0066	0.0072	0.0063	0.0072
At period-end	0.0067	0.0072	0.0067	0.0072
________
Sources:  Bank of England and Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We estimate that the strengthening of these currencies and other currencies versus the U.S. dollar compared to the average exchange rates for the three months ended December 31, 2008 and the deterioration of most of these currencies and other currencies versus the U.S. dollar compared to the average exchange rates for the nine months ended December 31, 2008 had the following impact on our results of operations, net of the effect of hedging gains (in thousands):

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009

Revenue	$15,642	$(37,916)
Operating expense	(10,583)	39,046
Earnings (losses) from unconsolidated affiliates, net	115	(659)
Non-operating expense	5,055	2,953
Income before provision for income taxes	10,229	3,424
Provision for income taxes	(1,735)	(811)
Net income	$8,494	$2,613

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for business combinations.  This accounting standard establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination or a gain from a bargain purchase, and also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This accounting standard became effective for business combinations entered into after April 1, 2009.  We applied the provisions of this accounting standard to our acquisition of a 42.5% interest in Líder Aviação Holding S.A. (“Líder”) to the extent applicable to the acquisition of interests in equity method joint ventures.  See Note 2 for further details on the Líder acquisition.

On April 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard changed the accounting and reporting for minority interests by re-characterizing them as noncontrolling interests and classifying them as a component of stockholders’ investment in our condensed consolidated balance sheet and requires net income attributable to both the parent and the noncontrolling interests to be disclosed separately on the face of the condensed consolidated statement of income.  The presentation and disclosure requirements of this new accounting standard require retrospective application to all prior periods presented and also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners.  Upon adoption of this new accounting standard, we have presented the noncontrolling interest as stockholders’ investment on our condensed consolidated balance sheets as of December 31 and March 31, 2009 and presented net income attributable to noncontrolling interests separately on our condensed consolidated statements of income for the three and nine months ended December 31, 2009 and 2008.  Prior year amounts were previously included in mezzanine stockholders’ investment and minority interest expense on our consolidated balance sheets and consolidated statements of income, respectively.  The effect as of March 31, 2009 of the adoption of this accounting standard was a reduction in the reported noncontrolling interest in mezzanine equity of $11.2 million, which was subsequently reclassified as a component of stockholders’ investment.  No changes in the ownership interests of these subsidiaries occurred during the nine months ended December 31, 2009.

On April 1, 2009, we adopted a newly issued accounting standard regarding enhanced disclosures about an entity’s derivative and hedging activities, which does not impact the accounting for such activities.  See Note 6 for further discussion and disclosures.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, this amendment eliminates the concept of a qualifying special-purpose entity.  This amendment is effective for us on April 1, 2010 on a prospective basis.  We are currently evaluating the impact of this amendment, if any, on our financial position, cash flows and results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  This amendment changes how a reporting entity identifies a controlling financial interest in a VIE from the current quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE.  This amendment is effective for us on April 1, 2010 on a prospective basis.  We are currently evaluating the impact of this amendment, if any, on our financial position, cash flows and results of operations.

NOTE 2 — ACQUISITIONS AND DISPOSITION

In January 2010, we acquired an additional 29% interest in Rotorwing Leasing Resources, L.L.C (“RLR”) for $7.6 million and as a result own 99% of RLR.  We have the option to purchase the remaining 1% of RLR on January 18, 2015, or earlier if the current 1% interest holder ceases to be a guarantor of 30% of RLR’s outstanding debt to Whitney National Bank.  Additionally, in January 2010, we and our partners contributed $4.1 million and $13.1 million, respectively, to Heliservicio Campeche S.A. de C.V. (“Heliservicio”), in which we have a 24% equity method investment.  This recent contribution did not change our ownership percentage in Heliservicio.  RLR has leased all of its aircraft to Heliservicio. As of December 31, 2009, Heliservicio owed RLR and other Bristow Group subsidiaries $29.7 million.  Subsequent to the January 2010 contributions to Heliservicio, Heliservicio settled a portion of the amounts due to us and our partners for services provided to Heliservicio in prior periods.  Heliservicio has remaining outstanding amounts due to us totaling $16.8 million as of February 3, 2010; we have provided an allowance for doubtful accounts of $0.9 million and will continue to monitor closely the appropriateness of using accrual basis accounting for revenue earned from Heliservicio.

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $179.9 million, including transaction costs incurred in fiscal years 2010 and 2009.  The acquisition was accounted for under the equity method of accounting.  In connection with this transaction, Líder purchased one large and four medium aircraft from us for $55.0 million, resulting in a net cash outlay of $124.9 million.  For the next five years, Bristow Group has the right to provide 100% of Líder’s helicopter lease requirements as well as the right to lease 50% of Líder’s total medium and large helicopter requirements that it would otherwise fulfill through purchase or finance lease.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Additionally, the terms of the purchase agreement include incremental earn-out payments of $8.5 million for each year in the three-year period ending December 31, 2011 and a cumulative earn-out payment up to an additional $27.6 million based on the achievement of growth targets over the three-year period ending December 31, 2011.  If fully earned, these payments would total $53.1 million.  Based on Líder’s preliminary unaudited financial results for the period ended December 31, 2009, the initial $8.5 million earn-out payment was not earned, leaving a maximum possible total of earn-out payments of $44.6 million.  In connection with the acquisition of our interest in Líder, we entered into a shareholders’ agreement that defines certain rights held by shareholders of Líder. Pursuant to the shareholders’ agreement, we are entitled to appoint one of the five members of Líder’s board of directors and our approval is required for certain actions. The shareholders’ agreement also includes provisions relating to the transfer of Líder shares, including provisions that restrict the sale by us of our Líder shares for three years, provide us with a right of first refusal on certain secondary sales and a tag along right for transfers of shares and require our consent for an initial public offering by Líder in specified circumstances.

On October 30, 2008, we sold 53 small aircraft operating in the U.S. Gulf of Mexico and related inventory, spare parts, and offshore fuel equipment (the “GOM Asset Sale”).  The buyer entered into agreements with our former customers that were supported by the aircraft included in the GOM Asset Sale.  The transfer to the buyer of legal title to all 53 aircraft was processed by the U.S. Federal Aviation Administration (“FAA”) during October and November 2008.

The following table summarizes the after-tax gain on the GOM Asset Sale recorded in our condensed consolidated statements of income for the three and nine months ended December 31, 2008 (in thousands):

Sale price	$65,000
Net assets sold	(23,311)
Transaction expenses	(3,909)
Pre-tax gain on sale	37,780
Provision for income taxes	(13,363)
After-tax gain on GOM Asset Sale	$24,417
Diluted earnings per share:
Three months ended December 31, 2008	$0.69
Nine months ended December 31, 2008	$0.71

On October 31, 2008, we acquired the remaining 51% interest in Bristow Norway from the other Bristow Norway shareholders.  We consolidated Bristow Norway effective October 31, 2008 upon our acquisition of 100% of this entity.  We previously accounted for Bristow Norway as an equity method investment.

NOTE 3 — PROPERTY AND EQUIPMENT

During the nine months ended December 31, 2009, we received proceeds of $75.0 million from the disposal of 20 aircraft and certain other equipment, resulting in a net gain of $13.3 million.  As of December 31 and March 31, 2009, respectively, we had 11 and 10 aircraft held for sale totaling $9.5 million and $4.4 million, which were classified in prepaid expenses and other current assets in our condensed consolidated balance sheets.

Additionally, during the nine months ended December 31, 2009, we made final payments in connection with the delivery of four small, eight medium, seven large and one fixed wing aircraft, and made progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (see Note 7) for a total of $201.7 million.  Also, during the nine months ended December 31, 2009, we spent $34.6 million to upgrade aircraft within our existing fleet and to customize new aircraft delivered for our operations,  $10.2 million for additions to land and buildings and $3.8 million for various other infrastructure enhancements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 4 — DEBT

Debt as of December 31 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009

7 ½% Senior Notes due 2017, including $0.5 million of unamortized premium	$350,490	$350,537
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038, including $19.7 million and $21.9 million of unamortized discount, respectively	95,280	93,067
Bristow Norway Debt	12,465	18,348
RLR Note	16,379	17,215
Term loans	12,656	14,382
Other debt	85	364
Total debt	717,355	723,913
Less short-term borrowings and current maturities of long-term debt	(19,211)	(8,948)
Total long-term debt	$698,144	$714,965

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

Market Value of Common Stock	Number of Shares of Common Stock Issued for Each $1,000 Principal Amount of 3% Convertible Senior Notes	Total Number of Shares of Common Stock Issued for 3% Convertible Senior Notes
$46.87 or less	21.3356	2,453,594
Between $46.87 and $169.99	12.9308 to 21.3344	1,487,032 to 2,453,593
$170.00 and above	12.9307	1,487,031

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

Prior to April 1, 2009, accounting standards required that we not separately account for the embedded conversion option in the 3% Convertible Senior Notes.  As discussed in Note 1, effective April 1, 2009, we adopted a newly issued accounting standard regarding convertible debt instruments that may be settled in cash upon conversion.  This accounting standard requires that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component.  Such excess represents proceeds related to the conversion option and is recorded as additional paid-in capital.  The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s remaining life.  Additionally, this accounting standard requires bifurcation of the debt issuance costs into a component of debt and equity.  Our adoption of this accounting standard has been applied retrospectively to all past periods presented for our 3% Convertible Senior Notes issued in June 2008 which are subject to this accounting standard.

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

The following information is presented for comparative purposes and illustrates the effect of this accounting standard on our 3% Convertible Senior Notes.  The balances of the debt and equity components as of each period presented are as follows (in thousands):

	December 31, 2009	March 31, 2009
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(19,720)	(21,933)
Debt component – net carrying value	$95,280	$93,067

The effect of the adoption of this accounting standard on our condensed consolidated statements of income for the three and nine months ended December 31, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2008			Nine Months Ended December 31, 2008
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
Interest expense	$7,603	$673	$8,276	$24,500	$1,443	$25,943
Income tax expense	16,106	(245)	15,861	37,020	(526)	36,494
Net income from continuing operations	48,128	(428)	47,700	100,459	(917)	99,542
Net income	48,128	(428)	47,700	100,213	(917)	99,296
Diluted earnings per share	1.34	(0.02)	1.32	2.86	(0.02)	2.84

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The remaining debt discount is being amortized into interest expense over the expected remaining life of the 3% Convertible Senior Notes using the effective interest rate.  The effective interest rate for the three and nine months ended December 31, 2009 and 2008 was 6.9%.  Interest expense related to our 3% Convertible Senior Notes for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Contractual coupon interest	$862	$862	$2,588	$1,859
Amortization of debt discount	751	701	2,213	1,504
Total interest expense	$1,613	$1,563	$4,801	$3,363

NOTE 5 — FAIR VALUE DISCLOSURES

Effective April 1, 2009, we adopted a newly issued accounting standard for fair value measurements relating to our nonfinancial assets and liabilities measured on a nonrecurring basis which primarily consist of goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination.  During the three and nine months ended December 31, 2009, there were no triggering events that required fair value measurements of our nonfinancial assets and liabilities.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the financial instruments we held as of December 31, 2009 which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009	Balance Sheet Classification
Rabbi trust investments	$2,994	$—	$—	$2,994	Other assets
Derivative financial instrument liability	—	(75)	—	(75)	Other accrued liabilities
Net assets	$2,994	$(75)	$—	$2,919

The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust investments relate to our non-qualified deferred compensation plan for our senior executives as discussed in Note 9 to the fiscal year 2009 Financial Statements.  The methods and assumptions used to estimate the fair values of the derivative financial instrument liability in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs such as publicly available forward market rates, and is designated as Level 2 within the valuation hierarchy.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value.  The estimated fair value of our total debt as of December 31, 2009 was $728 million based on quoted market prices for our 7 ½% Senior Notes due 2017, 6 ⅛% Senior Notes due 2013 and 3% Convertible Senior Notes and the carrying value for our other debt, which approximates fair value.  The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

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

We entered into forward contracts during the nine months ended December 31, 2009 and fiscal year 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of December 31, 2009.  We had eight open forward contracts as of March 31, 2009, which had rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €614,625 and €13,217,175, for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  The hedge expiring in January 2010 was settled in November 2009.  As of March 31, 2009, the fair value of these contracts was a liability of $8.5 million.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  The derivative liability is included in other accrued liabilities in our condensed consolidated balance sheets.  For the three and nine months ended December 31, 2009, we recognized gains of $2.8 million and $3.9 million, respectively, relating to settlements of these forward contracts in our condensed consolidated statements of income as a component of other income (expense), net.  No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three and nine months ended December 31, 2008.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the three months ended December 31, 2009, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated third party maintenance contracts.  As of December 31, 2009, the fair value of the three open contracts was a liability of $0.1 million with strike/call prices ranging from 0.9251 British pound sterling per euro to 0.9298 British pound sterling per euro and underlying notional values totaling €2,455,000, expiring in January, February and March 2010.  The related strike/put prices and the expiration dates are the same as the calls but have underlying notional values totaling €1,227,500.  These contracts were designated as hedges for accounting purposes, and as such, any changes to the fair value of the derivative instruments are recorded in accumulated other comprehensive loss if the hedge is deemed to be effective.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As of December 31, 2009, we had 11 aircraft on order and options to acquire an additional 54 aircraft.
	Three Months Ending March 31,	Fiscal Year Ending March 31,
	2010	2011		2012	2013	2014	Total
Commitments as of December 31, 2009:
Number of aircraft:
Medium	6	—		—	—	—	6
Large	—	2	(1)	3	—	—	5
	6	2		3	—	—	11
Related expenditures (in thousands) (2)	$24,901	$43,344		$48,456	$—	—	$116,701
Options as of December 31, 2009:
Number of aircraft:
Medium	—	6		11	12	12	41
Large	—	—		9	4	—	13
	—	6		20	16	12	54
Related expenditures (in thousands) (2)	$11,838	$122,257		$215,975	$258,847	$232,110	$841,027
_________

(1)
We have agreements which allow us to cancel two large aircraft with delivery dates in fiscal year 2011 and commitments totaling $40.9 million without a termination fee through February 15, 2010 and February 28, 2010.

(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following chart presents an analysis of our aircraft orders and options during fiscal year 2010:

	Three Months Ended
	December 31, 2009		September 30, 2009		June 30, 2009
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	12	47	17	47	24	47
Aircraft delivered	(6)	—	(4)	—	(10)	—
Aircraft ordered	5	—	—	—	3	—
Cancelled orders	(2)	—	(1)	—	—	—
New options	—	14	—	—	—	—
Exercised options	2	(2)	—	—	—	—
Expired options	—	(5)	—	—	—	—
End of quarter	11	54	12	47	17	47

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

During August 2009, the unions representing our national staff in Nigeria were on strike, but have since returned to work.

As a result of recently enacted legislation in Australia, effective July 1, 2009, the engineering workforce in Australia gained the right to be represented by a union.  We are currently in consultations about representation arrangements.

In March 2009, we announced that in response to the recent worldwide economic downturn we were freezing management salaries and reviewing staffing levels and compensation structures to properly position the Company to meet changing market conditions while maintaining operational safety.  After union consultations in various countries, we have completed staffing changes as part of an overall plan to reduce our work force by 5% to 10%.

Effective April 30, 2009, an officer departed the Company.  Additionally, during December 2009, two other officers departed the Company.  In connection with these departures, we extended the expiration dates of options to purchase common stock held by two of the officers to November 17, 2009 and July 1, 2010.

During the three and nine months ended December 31, 2009, we recognized approximately $2.3 million and $7.4 million, respectively, in compensation expense (inclusive of the expenses recorded for the acceleration of unvested stock options and restricted stock) related to the work force reductions that have occurred to date and the separation between the Company and the three officers.

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

During prior fiscal years, we incurred a total of $13.6 million in legal and other professional fees related to the Internal Review and related matters.  We have incurred no legal or other professional fees in connection with the Internal Review since fiscal year 2007.  During the three and nine months ended December 31, 2009, we incurred approximately $0.1 million and $0.9 million, respectively, in legal and other professional fees in connection with the DOJ investigation relating to the Internal Review.  During the three and nine months ended December 31, 2008, we incurred approximately $0.1 million and $0.4 million, respectively, in legal and other professional fees in connection with the DOJ investigation relating to the Internal Review.

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

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  The Company intends to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition or results of operations.  During the nine months ended December 31, 2009, we incurred approximately $0.2 million in legal and other professional fees in connection with the class action suit.

Environmental Contingencies — The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas, in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana, in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California, in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund sites since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001.

The EPA has offered to submit a settlement offer to us in return for which we would be recognized as a de minimis party in regard to the Operating Industries, Inc. Superfund site, but we have not yet received this settlement proposal.  Although we have not obtained a formal release of liability from the EPA with respect to any of these sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Guarantees — We have guaranteed the repayment of up to £10 million ($16.1 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2009 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio, another unconsolidated affiliate, from time to time.  As of December 31, 2009, surety bonds with an aggregate value of 311 million Mexican pesos ($23.9 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($19.1 million) of the surety bonds outstanding.  Bristow Norway is also the guarantor under two aircraft leases taken out by a previous subsidiary of Bristow Norway prior to Bristow Norway disposing of that subsidiary and prior to Bristow Group’s acquisition of the additional 51% of Bristow Norway in October 2008 for the sum of $5.6 million.  The purchaser of that subsidiary is legally subject to an obligation to reimburse Bristow Norway for these guarantees under the terms of the Sale and Purchase Agreement by which that subsidiary was sold.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee from our partner in Heliservicio, as of December 31, 2009 (in thousands):

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2010	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Year 2014 and Thereafter

$46,909	$2,364	$1,612	$25,132	$17,801

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

NOTE 8 — TAXES

Our effective income tax rates from continuing operations were 17.3% and 25.0% for the three months ended December 31, 2009 and 2008, respectively, and 23.8% and 26.8% for the nine months ended December 31, 2009 and 2008, respectively.  The overall effective tax rates for the three and nine months ended December 31, 2008 were impacted by a $2.6 million benefit related to tax elections filed in the three months ended December 31, 2008 as part of the internal reorganization discussed in Note 8 to the fiscal year 2009 Financial Statements.  Excluding these benefits, as well as the impact of the GOM Asset Sale, our overall effective tax rates for the three and nine months ended December 31, 2008 were 25.5% and 28.5%, respectively.

During the three months ended December 31, 2009, we accrued tax contingency related items totaling $0.5 million, and during the three months ended December 31, 2008, we benefited from tax contingency related items totaling $0.6 million.  During the nine months ended December 31, 2009, we accrued tax contingency related items totaling $3.7 million, and during the nine months ended December 31, 2008, we benefited from the contingency related items totaling $1.3 million.  Our effective tax rate was also impacted by the indefinite reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by our ability to realize foreign tax credits.

As of December 31, 2009, there were $8.5 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.  For both the nine months ended December 31, 2009 and 2008, we accrued interest and penalties of $0.3 million in connection with uncertain tax positions.

U.S. President Barack Obama recently announced a broad outline of his administration’s proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries.  Many details of the various proposals remain unknown at this time and any legislation enacting such proposed modifications would require Congressional approval.  However, changes to the U.S. tax law related to taxation of non-U.S. subsidiaries could increase our effective tax rate.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

We have a defined benefit plan for all full-time employees of Bristow Aviation Holdings Limited (“Bristow Aviation”) and Bristow International Aviation (Guernsey) Limited employed on or before December 31, 2007, both of which are closed to future accrual.  Additionally, Bristow Norway has a final salary defined benefit pension plan.  Further details of these plans are described in Note 9 to our fiscal year 2009 Financial Statements.

The following table provides a detail of the components of net periodic pension cost of these plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Service cost for benefits earned during the period	$58	$57	$170	$197
Interest cost on pension benefit obligation	6,142	6,145	18,154	21,267
Expected return on assets	(4,814)	(5,551)	(14,227)	(19,212)
Amortization of unrecognized losses	1,143	1,022	3,377	3,537
Net periodic pension cost	$2,529	$1,673	$7,474	$5,789

We pre-funded our contributions of $14.3 million to our U.K. staff pension plan for the fiscal year ending March 31, 2010 in March 2009.  We intend to pre-fund our contributions of $16.1 million to our U.K. staff pension plan for the fiscal year ending March 31, 2011 in March 2010. The current estimate of our cash contributions to our U.K. expatriate and Norwegian pension plans for fiscal year 2010 is $7.6 million, $6.8 million of which was paid during the nine months ended December 31, 2009.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 9 to our fiscal year 2009 Financial Statements.

Stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $3.3 million and $2.8 million for the three months ended December 31, 2009 and 2008, respectively, and totaled $9.9 million and $7.7 million for the nine months ended December 31, 2009 and 2008, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three months ended June 30, 2009, we awarded 288,788 stock options at an average exercise price of $32.90 per share.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 2.56%; dividend yield of zero; stock price volatility of 52.2%; and expected option lives of 6 years.  Also during the three months ended June 30, 2009, we awarded 187,115 shares of restricted stock at an average grant date fair value of $32.90 per share.  During the three months ended September 30, 2009, we awarded 14,000 shares of restricted stock at an average grant date fair value of $33.11 per share and we awarded no stock options.  We awarded no stock options or restricted stock during the three months ended December 31, 2009.

Compensation expense related to performance cash awards during the three and nine months ended December 31, 2009 was $0.8 million.  No compensation expense was recorded related to performance cash awards during the three and nine months ended December 31, 2008.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Preferred Stock — On September 15, 2009 each outstanding share of our 5.50% mandatory convertible preferred stock was converted into 1.418 shares of common stock.  There were 4,600,000 shares of mandatory convertible preferred stock outstanding on the conversion date, and we issued 6,522,800 shares of common stock upon conversion of such preferred stock. For further details, see Note 10 in our fiscal year 2009 Financial Statements.

Earnings Per Share — Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share for the three and nine months ended December 31, 2009, respectively, excluded options to purchase 473,609 and 414,974 shares at the weighted average exercise prices of $39.92 and $41.15 and 231,581 and 241,071 restricted stock units at weighted average prices of $40.02 and $40.22 and zero and 974 restricted stock awards at weighted average prices of zero and $20.22, which were outstanding during the periods but were anti-dilutive.  Diluted earnings per common share for the three and nine months ended December 31, 2008, respectively, excluded options to purchase 415,386 and 348,868 shares at the weighted average exercise price of $47.94 and $47.67 and 399,898 and 412,405 restricted stock units at weighted average prices of $37.40 and $37.33 and 139,572 and 425 restricted stock awards at weighted average prices of $50.04 and $53.36 which were outstanding during the periods but were anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$26,678	$44,003	$77,246	$87,865
Preferred stock dividends	—	3,162	6,325	9,487
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax benefit (1)	—	—	—	—
Income available to common stockholders – diluted	$26,678	$47,165	$83,571	$97,352

Discontinued operations:
Loss available to common stockholders – basic and diluted	$—	$—	$—	$(246)
Net earnings:
Income available to common stockholders – basic	$26,678	$44,003	$77,246	$87,619
Preferred stock dividends	—	3,162	6,325	9,487
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax benefit (1)	—	—	—	—
Income available to common stockholders – diluted	$26,678	$47,165	$83,571	$97,106
Shares:
Weighted average number of common shares outstanding – basic	35,896,054	29,101,198	31,732,633	27,634,829
Assumed conversion of preferred stock outstanding during the period (2)	—	6,522,800	3,961,119	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	374,697	4,237	375,939	27,604
Weighted average number of common shares outstanding – diluted	36,270,751	35,628,235	36,069,691	34,185,233
Basic earnings per common share:
Earnings from continuing operations	$0.74	$1.51	$2.43	$3.18
Loss from discontinued operations	—	—	—	(0.01)
Net earnings	$0.74	$1.51	$2.43	$3.17
Diluted earnings per common share:
Earnings from continuing operations	$0.74	$1.32	$2.32	$2.85
Loss from discontinued operations	—	—	—	(0.01)
Net earnings	$0.74	$1.32	$2.32	$2.84

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
________

(1)
Diluted earnings per common share for each of the three and nine months ended December 31, 2009 and 2008 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of common stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and common stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our common stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2009 or 2008 as our stock price did not meet or exceed $77.34 per share.

(2)
For the nine months ended December 31, 2009 and the three and nine months ended December 31, 2008, diluted earnings per common share included weighted average shares resulting from the assumed conversion of our preferred stock at the conversion rate that results in the most dilution:  1.4180 shares of common stock for each share of preferred stock.  On September 15, 2009, we converted our preferred stock into 6,522,800 shares of common stock at this conversion rate as previously discussed.

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

Beginning on April 1, 2009, there was no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Amounts presented below for the three and nine months ended December 31, 2008 and as of March 31, 2009 have been restated to conform to current period presentation.

Additionally, we previously recorded certain cost reimbursement intercompany transactions between the EH Centralized Operations business unit and other business units as intrasegment revenue.  We have reclassified these cost reimbursements from revenue to a reduction in expense.  Amounts presented below for the three and nine months ended December 31, 2008 have been restated to conform to current period presentation.

As discussed in Note 1, earnings (losses) from unconsolidated affiliates, net which were previously excluded from operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for the three and nine months ended December 31, 2008 have been restated to conform to current period presentation.

In December 2009, we announced changes in our organizational structure and business units that will be finalized by March 31, 2010.  The Eastern and Western Hemisphere divisional boundaries will be eliminated, and Centralized Operations will be managed under a single global organization.  The Other International and Latin America business units will be merged into a single International business unit.  The U.S. Gulf of Mexico and Arctic business units will be combined into a single North America business unit.

The tables that follow show reportable segment information for the three and nine months ended December 31, 2009 and 2008, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Segment gross revenue from external customers:
U.S. Gulf of Mexico	$42,352	$53,695	$130,338	$177,695
Arctic	3,228	3,005	13,746	14,088
Latin America	19,076	20,707	59,421	59,964
WH Centralized Operations	542	2,584	1,538	6,317
Europe	118,980	102,388	346,798	295,639
West Africa	58,736	50,478	165,005	140,788
Australia	38,188	24,998	96,684	87,337
Other International	14,268	17,035	43,816	51,420
EH Centralized Operations	1,910	2,598	7,557	8,300
Bristow Academy	6,026	5,499	20,470	17,222
Corporate	—	—	—	28
Total segment gross revenue	$303,306	$282,987	$885,373	$858,798

Intrasegment gross revenue:
U.S. Gulf of Mexico	$104	$—	$193	$—
Arctic	—	—	—	—
Latin America	—	—	—	—
WH Centralized Operations	919	550	2,199	1,986
Europe	287	89	1,402	571
West Africa	—	—	—	—
Australia	—	31	—	31
Other International	1	41	109	814
EH Centralized Operations	743	199	3,314	869
Bristow Academy	—	64	—	64
Total intrasegment gross revenue	$2,054	$974	$7,217	$4,335

Consolidated gross revenue reconciliation:
U.S. Gulf of Mexico	$42,456	$53,695	$130,531	$177,695
Arctic	3,228	3,005	13,746	14,088
Latin America	19,076	20,707	59,421	59,964
WH Centralized Operations	1,461	3,134	3,737	8,303
Europe	119,267	102,477	348,200	296,210
West Africa	58,736	50,478	165,005	140,788
Australia	38,188	25,029	96,684	87,368
Other International	14,269	17,076	43,925	52,234
EH Centralized Operations	2,653	2,797	10,871	9,169
Bristow Academy	6,026	5,563	20,470	17,286
Intrasegment eliminations	(2,054)	(974)	(7,217)	(4,335)
Corporate	—	—	—	28
Total consolidated gross revenue	$303,306	$282,987	$885,373	$858,798

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Consolidated operating income (loss) reconciliation:
U.S. Gulf of Mexico	$4,488	$8,721	$16,237	$24,973
Arctic	22	184	2,712	2,603
Latin America	4,695	5,501	16,788	19,175
WH Centralized Operations	(4,216)	(2,509)	(11,581)	(2,281)
Europe	15,968	13,757	48,918	55,434
West Africa	15,092	13,167	43,796	27,707
Australia	9,727	2,850	22,771	3,777
Other International	1,695	5,429	11,593	12,672
EH Centralized Operations	(422)	(4,705)	(1,068)	(12,370)
Bristow Academy	(385)	(168)	1,269	219
Gain on GOM Asset Sale	—	37,780	—	37,780
Gain (loss) on disposal of assets	2,448	(102)	13,337	5,865
Corporate	(9,386)	(7,633)	(26,707)	(21,554)
Total consolidated operating income (1)	$39,726	$72,272	$138,065	$154,000

	December 31,	March 31,
	2009	2009
	(In thousands)
Identifiable assets:
U.S. Gulf of Mexico	$386,530	$345,522
Arctic	15,148	15,584
Latin America	398,849	214,490
WH Centralized Operations	11,685	12,480
Europe	802,130	683,191
West Africa	332,075	269,618
Australia	298,897	175,031
Other International	101,809	110,429
EH Centralized Operations	32,579	30,241
Bristow Academy	38,075	37,961
Corporate	115,782	440,024
Total identifiable assets (2)	$2,533,559	$2,334,571
__________

(1)	Operating income includes depreciation and amortization expense in the following amounts for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
U.S. Gulf of Mexico	$3,731	$3,050	$10,389	$8,952
Arctic	196	190	580	616
Latin America	2,027	2,264	6,595	6,218
WH Centralized Operations	335	169	955	418
Europe	7,391	5,899	20,500	15,799
West Africa	2,626	2,056	7,064	6,112
Australia	2,442	1,298	5,775	3,881
Other International	878	967	2,602	2,909
EH Centralized Operations	223	133	604	435
Bristow Academy	725	563	1,993	1,492
Corporate	89	74	262	271
Consolidated total	$20,663	$16,663	$57,319	$47,103

(2)
Includes $127.0 million and $230.1 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2009, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Net income	$27,126	$47,700	$84,827	$99,296
Other comprehensive income (loss):
Currency translation adjustments (1)	1,927	(47,640)	40,926	(91,258)
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (2)	—	—	—	(9,371)
Change of interest gain – Bristow Norway (3)	—	12,300	—	12,300
Unrealized gain (loss) on cash flow hedges (4)	(668)	283	8,094	(7,425)
Comprehensive income	$28,385	$12,643	$133,847	$3,542
__________

(1)
During the nine months ended December 31, 2009, the U.S. dollar weakened against the British pound sterling and other currencies, resulting in translation gains recorded as a component of stockholders’ investment as of December 31, 2009.  During the three and nine months ended December 31, 2008, the U.S. dollar strengthened against the British pound sterling and other currencies, resulting in translation losses recorded as a component of stockholders’ investment as of December 31, 2008.

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

(3)
On October 31, 2008, we acquired the remaining interest in Bristow Norway from the other Bristow Norway shareholders.  The Bristow Norway acquisition resulted in a change of interest gain of $12.3 million in accumulated other comprehensive income in stockholders’ investment on our consolidated balance sheet.  For further details, see Note 2 to the fiscal year 2009 Financial Statements.

(4)
Net of income tax effect of $(0.4) million and $4.4 million for the three and nine months ended December 31, 2009, respectively, and $(0.2) million and $4.0 million for the three and nine months ended December 31, 2008, respectively.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$66,407	$236,899	$—	$303,306
Intercompany revenue	—	9,449	2,365	(11,814)	—
	—	75,856	239,264	(11,814)	303,306
Operating expense:
Direct cost	(385)	44,941	173,119	—	217,675
Intercompany expenses	71	2,200	9,543	(11,814)	—
Depreciation and amortization	484	7,215	12,964	—	20,663
General and administrative	12,156	3,741	14,861	—	30,758
	12,326	58,097	210,487	(11,814)	269,096

Gain on disposal of assets	—	1,374	1,074	—	2,448
Earnings from unconsolidated affiliates, net	45,718	—	4,407	(47,057)	3,068
Operating income	33,392	19,133	34,258	(47,057)	39,726

Interest income	5,268	20	348	(5,271)	365
Interest expense	(10,842)	—	(5,408)	5,271	(10,979)
Other income (expense), net	6	(17)	3,706	—	3,695

Income before provision for income taxes	27,824	19,136	32,904	(47,057)	32,807
Allocation of consolidated income taxes	(969)	(2,067)	(2,645)	—	(5,681)
Net income	26,855	17,069	30,259	(47,057)	27,126
Net income attributable to noncontrolling interests	(177)	—	(271)	—	(448)
Net income attributable to Bristow Group	$26,678	$17,069	$29,988	$(47,057)	$26,678

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$209,856	$675,517	$—	$885,373
Intercompany revenue	—	25,722	8,669	(34,391)	—
	—	235,578	684,186	(34,391)	885,373
Operating expense:
Direct cost	(649)	137,094	488,260	—	624,705
Intercompany expenses	78	8,678	25,635	(34,391)	—
Depreciation and amortization	943	20,852	35,524	—	57,319
General and administrative	35,268	11,730	42,248	—	89,246
	35,640	178,354	591,667	(34,391)	771,270

Gain on disposal of assets	—	3,789	9,548	—	13,337
Earnings from unconsolidated affiliates, net	100,390	—	11,274	(101,039)	10,625
Operating income	64,750	61,013	113,341	(101,039)	138,065

Interest income	56,271	47	656	(56,177)	797
Interest expense	(31,885)	—	(55,923)	56,177	(31,631)
Other income (expense), net	960	(550)	3,613	—	4,023

Income before provision for income taxes	90,096	60,510	61,687	(101,039)	111,254
Allocation of consolidated income taxes	(5,994)	(8,046)	(12,387)	—	(26,427)
Net income	84,102	52,464	49,300	(101,039)	84,827
Net income attributable to noncontrolling interests	(531)	—	(725)	—	(1,256)
Net income attributable to Bristow Group	$83,571	$52,464	$48,575	$(101,039)	$83,571

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$93	$82,609	$200,285	$—	$282,987
Intercompany revenue	—	7,407	5,288	(12,695)	—
	93	90,016	205,573	(12,695)	282,987
Operating expense:
Direct cost	(105)	52,731	152,101	—	204,727
Intercompany expenses	—	5,418	7,277	(12,695)	—
Depreciation and amortization	179	6,058	10,426	—	16,663
General and administrative	9,191	3,371	13,024	—	25,586
	9,265	67,578	182,828	(12,695)	246,976

Gain (loss) on GOM Asset Sale	(3,354)	41,134	—	—	37,780
Gain (loss) on disposal of assets	—	126	(228)	—	(102)
Earnings (losses) from unconsolidated affiliates, net	59,586	—	(832)	(60,171)	(1,417)
Operating income	47,060	63,698	21,685	(60,171)	72,272

Interest income	17,507	16	917	(17,353)	1,087
Interest expense	(8,863)	—	(16,766)	17,353	(8,276)
Other income (expense), net	604	509	(2,635)	—	(1,522)

Income before provision for income taxes	56,308	64,223	3,201	(60,171)	63,561
Allocation of consolidated income taxes	(8,901)	(2,551)	(4,409)	—	(15,861)
Net income (loss) from continuing operations	47,407	61,672	(1,208)	(60,171)	47,700
Net income attributable to noncontrolling interests	(242)	—	(293)	—	(535)
Net income (loss) attributable to Bristow Group	$47,165	$61,672	$(1,501)	$(60,171)	$47,165

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2008

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$166	$263,466	$595,166	$—	$858,798
Intercompany revenue	—	19,996	17,094	(37,090)	—
	166	283,462	612,260	(37,090)	858,798
Operating expense:
Direct cost	491	167,945	462,405	—	630,841
Intercompany expenses	—	17,361	19,729	(37,090)	—
Depreciation and amortization	352	17,464	29,287	—	47,103
General and administrative	21,695	12,298	44,783	—	78,776
	22,538	215,068	556,204	(37,090)	756,720

Gain on GOM Asset Sale	(3,354)	41,134	—	—	37,780
Gain on disposal of assets	—	1,658	22,551	(18,344)	5,865
Earnings (losses) from unconsolidated affiliates, net	155,357	3,454	6,269	(156,803)	8,277
Operating income	129,631	114,640	84,876	(175,147)	154,000

Interest income	60,427	106	2,079	(56,873)	5,739
Interest expense	(27,045)	—	(55,771)	56,873	(25,943)
Other income (expense), net	3,860	778	(2,398)	—	2,240

Income before provision for income taxes	166,873	115,524	28,786	(175,147)	136,036
Allocation of consolidated income taxes	(69,073)	(10,091)	42,670	—	(36,494)
Net income from continuing operations	97,800	105,433	71,456	(175,147)	99,542
Net income attributable to noncontrolling interests	(694)	—	(1,496)	—	(2,190)
Net income attributable to Bristow Group from continuing operations	97,106	105,433	69,960	(175,147)	97,352
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	(379)	—	—	(379)
Benefits for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income attributable to Bristow Group	$97,106	$105,187	$69,960	$(175,147)	$97,106

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,192	$3,786	$85,081	$—	$107,059
Accounts receivable	9,829	71,293	172,869	(22,354)	231,637
Inventories	—	86,404	100,816	—	187,220
Prepaid expenses and other current assets	744	7,731	49,874	(31,767)	26,582
Total current assets	28,765	169,214	408,640	(54,121)	552,498
Intercompany investment	992,230	104,482	135,568	(1,232,280)	—
Investment in unconsolidated affiliates	—	7,835	196,081	—	203,916
Intercompany notes receivable	1,116,666	—	(184,534)	(932,132)	—
Property and equipment – at cost:
Land and buildings	211	54,232	38,798	—	93,241
Aircraft and equipment	10,734	760,713	1,242,700	—	2,014,147
	10,945	814,945	1,281,498	—	2,107,388
Less: Accumulated depreciation and amortization	(1,796)	(139,784)	(258,895)	—	(400,475)
	9,149	675,161	1,022,603	—	1,706,913
Goodwill	—	4,486	42,485	—	46,971
Other assets	112,365	1,184	184,022	(274,310)	23,261
	$2,259,175	$962,362	$1,804,865	$(2,492,843)	$2,533,559

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,850	$10,561	$50,758	$(12,735)	$50,434
Accrued liabilities	17,218	22,655	110,020	(41,386)	108,507
Deferred taxes	(1,591)	—	10,939	—	9,348
Short-term borrowings and current maturities of long-term debt	5,487	—	13,724	—	19,211
Total current liabilities	22,964	33,216	185,441	(54,121)	187,500

Long-term debt, less current maturities	670,283	—	27,861	—	698,144
Intercompany notes payable	—	357,056	675,076	(1,032,132)	—
Accrued pension liabilities	—	—	99,276	—	99,276
Other liabilities and deferred credits	4,587	8,174	188,700	(174,310)	27,151
Deferred taxes	114,870	7,266	27,253	—	149,389
Stockholders’ investment:
Common stock	359	4,996	34,479	(39,475)	359
Additional paid-in-capital	669,174	17,888	473,242	(491,130)	669,174
Retained earnings	795,739	533,766	45,706	(579,472)	795,739
Noncontrolling interests	5,304	—	4,957	—	10,261
Accumulated other comprehensive income (loss)	(24,105)	—	42,874	(122,203)	(103,434)
	1,446,471	556,650	601,258	(1,232,280)	1,372,099
	$2,259,175	$962,362	$1,804,865	$(2,492,843)	$2,533,559

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(42,032)	$38,772	$166,277	$—	$163,017

Cash flows from investing activities:
Capital expenditures	(4,024)	(104,115)	(142,133)	—	(250,272)
Proceeds from asset dispositions	—	60,588	14,385	—	74,973
Acquisition, net of cash received	—	—	(178,961)	—	(178,961)

Net cash used in investing activities	(4,002)	(43,527)	(306,709)	—	(354,260)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(1,726)	—	(8,342)	—	(10,068)
Increases (decreases) in cash related to intercompany advances and debt	(170,278)	3,096	167,182	—	—
Dividends paid	15,729	—	(15,729)	—	—
Partial prepayment of put/call obligation	(52)	—	—	—	(52)
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of common stock	1,336	—	—	—	1,336
Tax benefit related to stock-based compensation	409	—	—	—	409
Net cash provided by (used in) financing activities	(160,907)	3,096	143,111	—	(14,700)
Effect of exchange rate changes on cash and cash equivalents	(1,536)	—	13,569	—	12,033
Net increase (decrease) in cash and cash equivalents	(208,499)	(1,659)	16,248	—	(193,910)
Cash and cash equivalents at beginning of period	226,691	5,445	68,833	—	300,969
Cash and cash equivalents at end of period	$18,192	$3,786	$85,081	$—	$107,059

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

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2009, and the related condensed consolidated statements of income for the three- and nine-month periods ended December 31, 2009 and 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2009 and 2008.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
February 3, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “fiscal year 2009 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2009 and 2008, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2009 and 2008, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2010 is referred to as “fiscal year 2010.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Item 1A. Risk Factors” in our fiscal year 2009 Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing or we are unable to draw on our credit facilities;

•	we are not able to re-deploy our aircraft to regions with greater demand;

•	we do not achieve the anticipated benefit of our fleet renewal and growth strategy; and

•	the outcome of the U.S. Department of Justice (“DOJ”) investigations, which are ongoing, have a greater than anticipated financial or business impact.

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

General

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria, Australia and Latin America, and we generated 81% of our revenue from international operations during the Current Period.  We have a long history in the helicopter services industry, with our two principal legacy companies, Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

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

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Customers charter our helicopters to transport personnel between onshore bases and offshore platforms, drilling rigs and installations.  A majority of our helicopter revenue is attributable to oil and gas production activities, which have historically provided a more stable source of revenue than exploration and development related activities.  As of December 31, 2009, we operated 379 aircraft (including 340 owned aircraft, 33 leased aircraft and 6 aircraft operated for one of our customers; 11 of the owned aircraft are held for sale) and our unconsolidated affiliates operated or managed 196 aircraft in addition to those aircraft leased from us.  Our Global Training division is approved to provide helicopter flight training to the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration and the European Joint Aviation Authority.  Bristow Academy, which forms the central core of our Global Training division, operates 74 aircraft (including 55 owned and 19 leased aircraft) and employs 183 people, including 86 flight instructors and 8 ground instructors.  The Global Training division supports, coordinates, standardizes, and in the case of the Bristow Academy schools, directly manages our flight training activities.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2009; (2) the number of helicopters we had on order or under option as of December 31, 2009; and (3) the percentage of gross revenue each of our business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total (1)	Unconsolidated Affiliates (2)	Total
U.S. Gulf of Mexico	15%	62	26	7	—	—	95	—	95
Arctic	1%	13	2	—	—	1	16	—	16
Latin America	7%	5	32	2	—	—	39	89	128
WH Centralized Operations	—%	—	—	—	—	—	—	—	—
Europe	39%	—	11	40	—	—	51	—	51
West Africa	19%	12	32	5	—	4	53	—	53
Australia	11%	2	10	18	—	—	30	—	30
Other International	5%	—	11	10	—	—	21	44	65
EH Centralized Operations	1%	—	—	—	—	—	—	63	63
Bristow Academy	2%	—	—	—	74	—	74	—	74
Total	100%	94	124	82	74	5	379	196	575
Aircraft not currently in fleet: (3)
On order		—	6	5	—	—	11
Under option		—	41	13	—	—	54
_________

(1)	Includes 11 aircraft held for sale.

(2)	The 196 aircraft operated or managed by our unconsolidated affiliates are in addition to those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

In December 2009, we announced that the following key changes in our organizational structure will be made to improve operations and financial performance.  These changes will not be finalized until March 31, 2010.

•	The Eastern and Western Hemisphere divisional boundaries will be eliminated, and Centralized Operations will be managed under a single global organization.

•	The Other International and Latin America business units will be merged into a single International business unit.

•	The U.S. Gulf of Mexico and Arctic business units will be combined into a single North America business unit.

•	A global shared services organization will be created to support finance, accounting, human resources and information technology.

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

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  In 2009, the credit, equity and commodity markets were volatile causing many of our oil company customers to reduce capital spending plans and defer projects.  Thus far in 2010, oil prices have stabilized in the $70-$80 range.  We believe that the continued stability of oil prices may lead to confidence among our customers and increased capital expenditure budgets.

While we are cautiously optimistic that the economic conditions will gradually recover, we continue to implement our cost reduction efforts and work with our customers to improve the efficiency of their operations.  Our global operations and critical mass of helicopters provide us with diversity of geographic and customer focus to help mitigate risks associated with single markets or customers and allows us to respond to increased demand in certain markets through redeployment of assets.

Although some of the global demand for our services has softened, the fundamental long-term challenge for our industry is the limited availability of new aircraft and the need throughout the industry to retire many of the older aircraft in the worldwide fleet.  Currently manufacturers have some available aircraft; however, we expect constraints on supply of new large aircraft to resume.  The aftermarket for sales of our older aircraft has softened, reflecting fewer buyers with available capital, and sale prices have also declined, but to a lesser extent.

We continue to expect to grow our business through the delivery of aircraft on order and potentially through acquisitions and investments, subject to managing through cyclical downturns in the energy industry.  Additionally, during this fiscal year we have invested in Brazil, an emerging market and potential growth area through our acquisition of a 42.5% interest in Líder Aviação Holding S.A. (“Líder”).  See Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Since the beginning of fiscal year 2007, we have raised approximately $1.0 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.3 billion on capital expenditures to grow our business.  We expect that our cash on deposit as of December 31, 2009 of $107.1 million, cash flow from operations and aircraft sales as well as the $100 million borrowing capacity under our revolving credit facility will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $116.7 million as of December 31, 2009.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings.  However, we currently see an active bid market for new helicopter contract work for clients and our view on capital needs may vary based on the success of bids in the marketplace.  See “Items 1A. Risk Factors” in Part II of our fiscal year 2009 Annual Report for a discussion of some of the risks associated with the financial and credit crisis and worldwide economic downturn.

Results of Operations

The following tables present our operating results and other income statement information for the applicable periods:

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$275,488	$253,283	$22,205	8.8%
Reimbursable revenue	27,818	29,704	(1,886)	(6.3)%
Total gross revenue	303,306	282,987	20,319	7.2%
Operating expense:
Direct cost	189,456	176,038	(13,418)	(7.6)%
Reimbursable expense	28,219	28,689	470	1.6%
Depreciation and amortization	20,663	16,663	(4,000)	(24.0)%
General and administrative	30,758	25,586	(5,172)	(20.2)%
	269,096	246,976	(22,120)	(9.0)%
Gain on GOM Asset Sale (1)	—	37,780	(37,780)	*
Gain (loss) on disposal of assets (2)	2,448	(102)	2,550	*
Earnings (losses) from unconsolidated affiliates, net (2)	3,068	(1,417)	4,485	316.5%

Operating income	39,726	72,272	(32,546)	(45.0)%
Interest income (expense), net	(10,614)	(7,189)	(3,425)	(47.6)%
Other income (expense), net	3,695	(1,522)	5,217	342.8%
Income before provision for income taxes	32,807	63,561	(30,754)	(48.4)%
Provision for income taxes	(5,681)	(15,861)	10,180	64.2%
Net income	27,126	47,700	(20,574)	(43.1)%
Net income attributable to noncontrolling interests	(448)	(535)	87	16.3%
Net income attributable to Bristow Group	$26,678	$47,165	$(20,487)	(43.4)%

Diluted earnings per common share	$0.74	$1.32	$(0.58)	(43.9)%
Operating margin (3)	13.1%	25.5%	(12.4)%	(48.6)%
Flight hours (4)	54,522	67,127	(12,605)	(18.8)%
_________

* percentage change not meaningful

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$804,083	$778,643	$25,440	3.3%
Reimbursable revenue	81,290	80,155	1,135	1.4%
Total gross revenue	885,373	858,798	26,575	3.1%
Operating expense:
Direct cost	543,525	551,404	7,879	1.4%
Reimbursable expense	81,180	79,437	(1,743)	(2.2)%
Depreciation and amortization	57,319	47,103	(10,216)	(21.7)%
General and administrative	89,246	78,776	(10,470)	(13.3)%
	771,270	756,720	(14,550)	(1.9)%
Gain on GOM Asset Sale (1)	—	37,780	(37,780)	*
Gain on disposal of assets (2)	13,337	5,865	7,472	127.4%
Earnings (losses) from unconsolidated affiliates, net (2)	10,625	8,277	2,348	28.4%

Operating income	138,065	154,000	(15,935)	(10.3)%
Interest income (expense), net	(30,834)	(20,204)	(10,630)	(52.6)%
Other income (expense), net	4,023	2,240	1,783	79.6%
Income before provision for income taxes	111,254	136,036	(24,782)	(18.2)%
Provision for income taxes	(26,427)	(36,494)	10,067	27.6%
Net income from continuing operations	84,827	99,542	(14,715)	(14.8)%
Loss from discontinued operations	—	(246)	246	100.0%
Net income	84,827	99,296	(14,469)	(14.6)%
Net income attributable to noncontrolling interests	(1,256)	(2,190)	934	42.6%
Net income attributable to Bristow Group	$83,571	$97,106	$(13,535)	(13.9)%

Diluted earnings per common share	$2.32	$2.84	$(0.52)	(18.3)%
Operating margin (3)	15.6%	17.9%	(2.3)%	(12.8)%
Flight hours (4)	172,980	217,338	(44,358)	(20.4)%
_________
* percentage change not meaningful

(1)
On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million (the “GOM Asset Sale”).  For further details, see Note 2 in “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(2)
Gain on disposal of assets which was previously included within operating expense has been reclassified in this Quarterly Report to be included as a separate line below operating expense, but still within operating income.  Earnings (losses) from unconsolidated affiliates, net which were previously included in non-operating income have been reclassified in this Quarterly Report to be included within operating income.  Amounts presented for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.  See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further discussion of these changes in presentation.

(3)	Operating margin is calculated as operating income divided by gross revenue.

(4)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Current Quarter Compared to Comparable Quarter

Gross revenue in the Current Quarter increased from the Comparable Quarter primarily as a result of the inclusion of a full quarter of revenue during the Current Quarter from the consolidation of Bristow Norway following our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own, which added $17.7 million in revenue, and increases in rates charged to customers.  Additionally, the Current Quarter includes the favorable impact of $15.6 million on revenue primarily within our Europe and Australia business units resulting from changes in exchange rates.  The increase in gross revenue was partially offset by a decrease in revenue in the U.S. Gulf of Mexico as a result of the GOM Asset Sale and lower demand for our services in that market.

Operating expense increased primarily due to the addition of $15.1 million in expense from Bristow Norway, increases in depreciation expense resulting from the addition of new aircraft, increases in insurance premiums and increases in salaries and benefits primarily due to increased incentive compensation as well as $1.7 million in additional compensation expense in connection with the departure of two of the Company’s officers during the Current Quarter.  Also during the Current Quarter, we recorded charges of $2.9 million to reduce the carrying value of obsolete inventory.  Additionally, the Current Quarter includes an increase in operating expense of $10.6 million resulting from changes in exchange rates, which increased operating expense in our Europe and Australia business units, and decreased operating expense in our West Africa business unit.  The increase in operating expense was partially offset by a reduction in operating costs in the U.S. Gulf of Mexico resulting from the GOM Asset Sale and a decrease in global fuel costs.  During the Current Quarter, an aircraft was damaged when a controlled landing was performed in West Africa as part of emergency procedures employed by the crew.  This incident resulted in a charge across all of our business units during the Current Quarter of $2.0 million.

Operating income in the Comparable Quarter includes $37.8 million in gains generated from the GOM Asset Sale.  Excluding the impact of the GOM Asset Sale in the Comparable Quarter, operating income and operating margin would have been $34.5 million and 12.2%, respectively.  Operating income improved, when taking out the effect of the GOM Asset Sale, as a result of the Bristow Norway acquisition, improved results in West Africa, Australia and EH Centralized Operations, an increase in gain on sale of assets of $2.6 million and a $4.5 million increase in earnings (losses) from unconsolidated affiliates, net, partially offset by decreased operating income in certain other business units, including the U.S. Gulf of Mexico and Other International.  The changes in exchange rates discussed above had a favorable impact on operating income of $5.2 million in the Current Quarter.

The Current Quarter includes earnings from our recent investment in Líder of $1.8 million partially offset by an increase in equity losses from Heliservicio Campeche S.A. de C.V. (“Heliservicio”) of $0.8 million.  The Comparable Quarter includes pre-acquisition equity losses from Bristow Norway of $2.6 million.  See further discussion of Líder and Heliservicio included in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Latin America” and Bristow Norway included in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Europe.”

Net income and diluted earnings per common share for the Current Quarter were affected by the items discussed above affecting operating income, a $3.4 million increase in interest expense, net, a $5.2 million increase in other income (expense), net, and a $10.2 million decrease in our provision for income taxes.  Other income (expense), net includes hedging gains of $2.8 million in the Current Quarter.  Our provision for income taxes was unfavorably impacted in the Current Quarter by  tax contingency items and changes in our expected foreign tax credit utilization totaling $1.0 million.  Our provision for income taxes in the Comparable Quarter was favorably impacted by a benefit related to tax elections filed in the Comparable Quarter as part of an internal reorganization and the resolution of uncertain tax positions totaling $4.0 million.  See further discussion in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Interest Expense, Net,” “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Other Income (Expense), Net ”and in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Taxes.”

Excluding the impact of the compensation expense associated with the departure of two officers, the aircraft incident charge, the hedging gains and the tax items discussed above, diluted earnings per share would have been $0.80 in the Current Quarter.  Excluding the gains generated from the GOM Asset Sale and the tax items discussed above, diluted earnings per share would have been $0.54 in the Comparable Quarter.

As discussed above, our results for the Current Quarter were favorably impacted by the changes in exchange rates, which resulted in an increase in net income of $6.1 million and diluted earnings per common share of $0.17.  These increases are reflected in our results for Europe, West Africa and Australia, and in other income (expense), net.  See further discussion in “– Business Unit Operating Results – Current Period Compared to Comparable Period – Other Income (Expense), Net.”

Current Period Compared to Comparable Period

The increase in gross revenue is primarily due to our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own, increased rates charged to customers and increased reimbursable revenue.  The acquisition of Bristow Norway increased revenue by $82.4 million from the Comparable Period to the Current Period.  These increases were partially offset by decreases in revenue in the U.S. Gulf of Mexico resulting from the GOM Asset Sale and lower demand for services in that market, a decrease in fuel costs rebilled to our customers and the favorable impact of $37.9 million from changes in exchange rates, primarily on revenue for our Europe business unit.

Operating expense increased primarily due to the addition of $74.8 million in expense from Bristow Norway and increases in depreciation expense as a result of new aircraft purchased.  The increase was partially offset by a reduction in operating costs in the U.S. Gulf of Mexico resulting from the GOM Asset Sale, a decrease in global fuel costs, a decrease in costs within our Australia business unit and a $39.0 million decrease in operating expense resulting from changes in exchange rates (which primarily reduced operating expense in Europe and West Africa).  General and administrative expense increased primarily from an increase in salaries and benefits including increased incentive compensation expense during the Current Period and the separation between the Company and three officers that resulted in $4.8 million of additional compensation expense during the Current Period.

Operating income during the Comparable Period includes $37.8 million relating to the GOM Asset Sale.  Excluding the impact of the GOM Asset Sale in the Comparable Period, operating income and operating margin would have been $116.2 million and 13.5%, respectively.  Excluding the impact of the GOM Asset Sale, operating income improved $21.8 million in the Current Period primarily as a result of improved results in West Africa and Australia and an increase in gain on disposal of assets of $7.5 million, partially offset by decreased operating income in certain other business units, including WH Centralized Operations, the U.S. Gulf of Mexico and Europe as well as increased general and administrative expenses discussed above.

Net income and diluted earnings per common share for the Current Period were affected by the items affecting operating income, a $10.6 million increase in interest expense, net and a $10.1 million decrease in our provision for income taxes.  Other income (expense), net includes hedging gains of $3.9 million in the Current Period.  Our provision for income taxes was favorably impacted in the Current Period by tax contingency items and changes in our expected foreign tax credit utilization totaling $5.2 million.  Our provision for income taxes was favorably impacted in the Comparable Period by a benefit related to tax elections filed in the Comparable Quarter as part of an internal reorganization and the resolution of uncertain tax positions totaling $4.7 million.  See further discussion in “– Business Unit Operating Results – Current Period Compared to Comparable Period – Interest Expense, Net” and in “– Business Unit Operating Results – Current Period Compared to Comparable Period – Taxes.”

Excluding the impact of the compensation expense associated with the departure of the three officers, the hedging gains and taxes items discussed above, diluted earnings per share would have been $2.48 in the Current Period.  Excluding the gains generated from the GOM Asset Sale and the tax items discussed above, diluted earnings per share would have been $2.01 in the Comparable Period.

Business Unit Operating Results

The following discussion sets forth certain operating information for the ten business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on April 1, 2009, there was no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Amounts presented below for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.

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

As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, earnings (losses) from unconsolidated affiliates, net which were previously included in non-operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for the Comparable Quarter and Comparable Period have been restated to conform to Current Quarter and Current Period presentation.

As discussed above, in December 2009 we announced changes in our organizational structure and business units that will be finalized by March 31, 2010.  The Eastern and Western Hemisphere divisional boundaries will be eliminated, and Centralized Operations will be managed under a single global organization.  The Other International and Latin America business units will be merged into a single International business unit.  The U.S. Gulf of Mexico and Arctic business units will be combined into a single North America business unit.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of the operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$42,456	$53,695	$(11,239)	(20.9)%
Operating expense	$37,968	$44,974	$7,006	15.6%
Operating margin	10.6%	16.2%	(5.6)%	(34.6)%
Flight hours	16,452	25,445	(8,993)	(35.3)%

The decrease in flight hours, gross revenue and operating expense is primarily due to the GOM Asset Sale as well as an overall decline in the demand for aircraft in this market resulting from decreased drilling activity.  The GOM Asset Sale resulted in a decrease in revenue and flight hours of $3.3 million and 4,171, respectively.  In connection with this sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we agreed to operate the aircraft included in the GOM Asset Sale until operational control was transferred to the buyer’s FAA operating certificate.  During the Comparable Quarter we generated $1.8 million of revenue under the TSA.  Although we took measures to reduce operating expense in response to the decline in demand for aircraft in this market, we were not able to fully protect our operating margins which deteriorated from the Comparable Quarter.

Arctic

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$3,228	$3,005	$223	7.4%
Operating expense	$3,206	$2,821	$(385)	(13.6)%
Operating margin	0.7%	6.1%	(5.4)%	(88.5)%
Flight hours	1,260	1,279	(19)	(1.5)%

Although Arctic flight hours decreased 1.5% from the Comparable Quarter, gross revenue increased primarily due to a shift in fleet mix to aircraft earning higher rates.

Operating expense increased primarily due to increases in maintenance, salaries, insurance and travel expenses.  The operating margin decreased from the Comparable Quarter due to the increased costs in the Current Quarter.  As in prior fiscal years, we anticipate the results of this business unit to be lower during the three months ending March 31, 2010 as a result of lower winter activity levels.

Latin America

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$19,076	$20,707	$(1,631)	(7.9)%
Operating expense	$14,833	$14,566	$(267)	(1.8)%
Earnings (losses) from unconsolidated affiliates, net	$452	$(640)	$1,092	170.6%
Operating margin	24.6%	26.6%	(2.0)%	(7.5)%
Flight hours	7,906	10,836	(2,930)	(27.0)%

Flight hours and gross revenue decreased primarily due to decreased activity in Mexico and Trinidad and our exit from Peru and Columbia, partially offset by an increase in aircraft maintenance support provided on aircraft in Brazil.

Operating margin declined from the Comparable Quarter due to the decrease in activity in Mexico and Trinidad while we continue to incur fixed costs, partially offset by increases in earnings (losses) from unconsolidated affiliates, net.  We are in the process of implementing cost savings to offset lost revenue in Mexico and Trinidad.  Earnings (losses) from unconsolidated affiliates, net improved primarily due to the addition of $1.8 million of earnings in the Current Quarter from our investment in Líder on May 26, 2009.  Partially offsetting this was $0.8 million of additional losses generated in the Current Quarter versus the Comparable Quarter from our investment in Heliservicio.  Equity in earnings from our investment in Líder included $1.0 million attributable to foreign currency transaction gains.

In January 2010, we acquired an additional 29% interest in Rotorwing Leasing Resources, L.L.C (“RLR”) for $7.6 million and as a result own 99% of RLR.  We have the option to purchase the remaining 1% of RLR on January 18, 2015, or earlier if the current 1% interest holder ceases to be a guarantor of 30% of RLR’s outstanding debt to Whitney National Bank.  Additionally, in January 2010, we and our partners contributed $4.1 million and $13.1 million, respectively, to Heliservicio in which we have a 24% equity method investment.  This recent contribution did not change our ownership percentage in Heliservicio.  RLR has leased all of its aircraft to Heliservicio. As of December 31, 2009, Heliservicio owed RLR and other Bristow Group subsidiaries $29.7 million.  Subsequent to the January 2010 contributions to Heliservicio, Heliservicio settled a portion of the amounts due to us and our partners for services provided to Heliservicio in prior periods.  Heliservicio has remaining outstanding amounts due to us totaling $16.8 million as of February 3, 2010; we have provided an allowance for doubtful accounts of $0.9 million and will continue to monitor closely the appropriateness of using accrual basis accounting for revenue earned from Heliservicio.

WH Centralized Operations

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$1,461	$3,134	$(1,673)	(53.4)%
Operating expense	5,677	5,643	(34)	(0.6)%
Operating loss	$(4,216)	$(2,509)	$(1,707)	(68.0)%

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

Operating expense for WH Centralized Operations increased due to lower recovery of maintenance expense from our other Western Hemisphere business units as a result of reduced flight activity.

Europe

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$119,267	$102,477	$16,790	16.4%
Operating expense	$103,307	$86,137	$(17,170)	(19.9)%
Earnings (losses) from unconsolidated affiliates, net	$8	$(2,583)	$2,591	100.3%
Operating margin	13.4%	13.4%	—%	—%
Flight hours	13,597	13,241	356	2.7%

Gross revenue and flight hours for Europe increased during the Current Quarter primarily as a result of the consolidation of Bristow Norway ($17.7 million and 1,556 hours, respectively), an increase of $0.7 million in revenue in the Current Quarter related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods, and a favorable impact from changes in exchange rates, partially offset by a reduction in flight activity.  During the Current Quarter, we were awarded two contract renewals.  The first contract renewal has expected revenue of approximately $500 million over five years starting July 1, 2010, with the opportunity to earn an additional $500 million in revenue in connection with five one-year renewal options.  The second contract renewal has expected revenue of approximately $180 million over five years starting April 1, 2010.  These contracts will utilize eight of our large aircraft.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($15.1 million) and the impact of changes in exchange rates.  Earnings (losses) from unconsolidated affiliates, net was a loss of $2.6 million in the Comparable Quarter related to equity losses in Norway that were not incurred in the Current Quarter because we now consolidate Bristow Norway.  Operating income improved by $2.2 million during the Current Quarter as a result of the consolidation of Bristow Norway, a favorable impact from changes in exchange rates and additional revenue from contractual rate escalations and retroactive rate adjustments.  Despite the improvement in operating income, operating margin remained flat due to the reduction in flight activity in the Current Quarter compared to the Comparable Quarter.  Additionally, our operating margin for Bristow Norway is lower than the remainder of Europe, reducing overall margins for this business unit.

West Africa

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$58,736	$50,478	$8,258	16.4%
Operating expense	$43,644	$37,311	$(6,333)	(17.0)%
Operating margin	25.7%	26.1%	(0.4)%	(1.5)%
Flight hours	9,175	9,884	(709)	(7.2)%

Flight hours for West Africa decreased as a result of a decrease in demand for aircraft in this market by certain existing customers, partially offset by the addition of one new contract and additional ad hoc work.  Despite the decrease in flight hours, gross revenue increased due to rate escalations under existing contracts and higher rates earned on the new contract and on the ad hoc work, partially offset by an unfavorable impact from changes in exchange rates.

Operating expense increased due to an increase in salaries, maintenance, insurance and freight.  Also, during the Current Quarter we recorded a charge of $1.8 million to reduce the carrying value of obsolete inventory.  The increase in operating expense was partially offset by a favorable impact from changes in exchange rates.  Excluding the impact of changes in exchange rates, the operating margin for West Africa was 22.4% in the Current Quarter, which was reduced from the Comparable Quarter primarily due to the charge for obsolete inventory in the Current Quarter.

We experience periodic disruption to our operations related to civil unrest and violence.  During August 2009, the unions representing our national staff in Nigeria were on strike, but have since returned to work while discussions are ongoing.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$38,188	$25,029	$13,159	52.6%
Operating expense	$28,461	$22,179	$(6,282)	(28.3)%
Operating margin	25.5%	11.4%	14.1%	123.7%
Flight hours	3,304	3,649	(345)	(9.5)%

Flight hours for Australia decreased primarily due to a reduction in flying by a major customer, partially offset by new contracts.  Despite the decrease in flight hours, gross revenue increased due to higher rates earned on the new contracts and a favorable impact from changes in exchange rates.  During the Current Quarter, we were awarded a contract renewal with additional aircraft with expected revenue of approximately $180 million over six and a half years commencing in January 2010, with the opportunity of four one-year extensions.  This contract will utilize two of our existing large aircraft, plus an anticipated two new medium aircraft.

Operating expense increased primarily due to the impact of changes in exchange rates.  The increase in operating margin is a result of an increase in aircraft on contract, some of which are new aircraft at higher rates, and the unfavorable impact on operating margins in the Comparable Quarter of salary, maintenance and other costs on aircraft that were not fully operational as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

Other International

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$14,269	$17,076	$(2,807)	(16.4)%
Operating expense	$12,647	$11,697	$(950)	(8.1)%
Earnings (losses) from unconsolidated affiliates, net	$73	$50	$23	46.0%
Operating margin	11.9%	31.8%	(19.9)%	(62.6)%
Flight hours	2,828	2,793	35	1.3%

Gross revenue for Other International decreased primarily due to a decrease in revenue in Kazakhstan (due to our aircraft in Kazakhstan being grounded since mid-October 2009), Mauritania (due to the non renewal of a contract) and Ghana (as this was a short-term contract in the Comparable Quarter), partially offset by increases in revenue in Libya (due to a new contract), Malaysia and Russia (due to increased reimbursable revenue).

We currently lease two aircraft to our Kazakhstan joint venture, Atyrau Bristow Air Services (“ABAS”).  These aircraft have previously been operated in Kazakhstan by ABAS on the air operating certificate (“AOC”) of our partner in this joint venture.  Our partner’s AOC expired in mid-October 2009 and was not renewed.  As a result, our aircraft have been grounded in Kazakhstan since mid-October 2009.  Since discussions with other AOC holders in Kazakhstan under whose AOC we were seeking to operate our aircraft were unsuccessful, neither we nor ABAS are operating in this market, which will result in a reduction in revenue and operating income.  During the Current Period, we had revenue from our operations in Kazakhstan totaling $7.8 million and operating income totaling $3.7 million (including $2.5 million of reversal of bad debt reserve during the three months ended September 30, 2009) versus $8.9 million of revenue and $1.0 million of operating income in the Comparable Period.

Operating expense increased due to the increase in activity in Libya, Malaysia and Russia resulting in increases in maintenance, salaries, training and travel expenses.  These increases were partially offset by a reduction in costs in Mauritania and Ghana.  Additionally, we continued to incur operating expenses in Kazakhstan while our aircraft have been grounded.  The decrease in revenue in Kazakhstan was the primary driver behind the decrease in operating margin for Other International.

EH Centralized Operations

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$2,653	$2,797	$(144)	(5.1)%
Operating expense	5,610	9,258	3,648	39.4%
Earnings (losses) from unconsolidated affiliates, net	2,535	1,756	779	44.4%
Operating income (loss)	$(422)	$(4,705)	$4,283	91.0%

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

Gross revenue for EH Centralized Operations decreased slightly as a result of a decrease in spare part and technical design sales.

Operating expense decreased from the Comparable Quarter primarily due to an increase in maintenance and overhead allocations to other business units as well as less exposure to the impact of changes in foreign exchange rates as the result of allocating these foreign exchange exposures to the other business units, partially offset by a $1.1 million charge recorded during the Current Quarter to reduce the carrying value of obsolete inventory.

Bristow Academy

Three Months Ended December 31,	Favorable
2009	2008	(Unfavorable)
(In thousands, except percentages)
Gross revenue	$6,026	$5,563	$463	8.3%
Operating expense	$6,411	$5,731	$(680)	(11.9)%
Operating margin	(6.4)%	(3.0)%	(3.4)%	(113.3)%

Gross revenue for Bristow Academy increased primarily as a result of increased military training since the Comparable Quarter.

Operating expense increased primarily due to increased business volume as well as costs of operating additional aircraft.  The operating margin declined due the holiday break in the military training program as we continued to incur fixed operating expenses over that time period.

Corporate

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$—	$—	$—	—%
Operating expense	9,386	7,633	(1,753)	(23.0)%
Operating loss	$(9,386)	$(7,633)	$(1,753)	(23.0)%

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased from the Comparable Quarter primarily due to compensation costs of $1.7 million resulting from the departure of two officers during the Current Quarter and higher expense recorded for incentive compensation during the Current Quarter.

Interest Expense, Net

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Interest income	$365	$1,087	$(722)	(66.4)%
Interest expense	(11,405)	(11,649)	244	2.1%
Amortization of debt discount	(751)	(701)	(50)	(7.1)%
Amortization of debt fees	(496)	(496)	—	—%
Capitalized interest	1,673	4,570	(2,897)	(63.4)%
Interest expense, net	$(10,614)	$(7,189)	$(3,425)	(47.6)%

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

Other Income (Expense), Net

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$731	$(1,522)	$2,253	*
Other	2,964	—	2,964	100.0%
Total	$3,695	$(1,522)	$5,217	342.8%
_____

* percentage change not meaningful

The increase in foreign currency gains primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Quarter.  Foreign currency transaction losses for the Comparable Quarter primarily resulted from the impact of the strengthening U.S. dollar against the Nigerian naira on the revaluation of Nigerian naira intercompany receivable balances on the books of a subsidiary with a U.S. dollar functional currency and the strengthening euro against the British pound sterling on the revaluation of euro-denominated obligations on the books of a subsidiary with a British pound sterling functional currency.  Other income (expense), net also includes $2.8 million of hedging gains realized during the Current Quarter due to termination of forward contracts on euro-denominated aircraft purchase commitments.  For further details on our derivative contracts, see Note 6 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Taxes

	Three Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	17.3%	25.0%	7.7%	30.8%
Net foreign tax on non-U.S. earnings	$2,636	$4,324	$1,688	39.0%
Tax on foreign earnings indefinitely reinvested abroad	(10,304)	(10,484)	(180)	*
Increase (decrease) in valuation allowance for foreign tax credit utilization	456	(25)	(481)	*
Expense (benefit) from change in tax contingency	461	(587)	(1,048)	*
Tax expense on GOM Asset Sale	—	13,363	13,363	100.0%
_____

* percentage change not meaningful

Our effective tax rate for the Current Quarter and Comparable Quarter was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

U.S. Gulf of Mexico

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$130,531	$177,695	$(47,164)	(26.5)%
Operating expense	$114,294	$152,722	$38,428	25.2%
Operating margin	12.4%	14.1%	(1.7)%	(12.1)%
Flight hours	54,593	97,975	(43,382)	(44.3)%

The decrease in flight hours, gross revenue and operating expense is primarily due to the GOM Asset Sale as well as an overall decline in the demand for aircraft in this market resulting from decreased drilling activity.  The GOM Asset Sale resulted in a decrease in revenue and flight hours of $24.8 million and 29,875, respectively.  Additionally, both revenue and operating expense decreased as a result of a decrease in fuel costs, which are generally recovered from our customers, due to a combination of a decrease in fuel price and lower flight hours.  Operating margin has deteriorated due to the decline in demand in this market discussed above.

Arctic

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$13,746	$14,088	$(342)	(2.4)%
Operating expense	$11,034	$11,485	$451	3.9%
Operating margin	19.7%	18.5%	1.2%	6.5%
Flight hours	6,451	7,411	(960)	(13.0)%

Although Arctic flight hours decreased 13.0% from the Comparable Period, gross revenue remained relatively flat due to a shift in fleet mix to aircraft with higher billing rates.

Operating expense decreased due to decreases in maintenance, fuel, salaries and reimbursable expenses as a result of the reduction in flight activity.  The operating margin improvement related to the fleet mix shift coupled with several cost savings initiatives implemented during the Current Period.

Latin America

	Nine Months Ended December 31		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$59,421	$59,964	$(543)	(0.9)%
Operating expense	$46,776	$42,795	$(3,981)	(9.3)%
Earnings (losses) from unconsolidated affiliates, net	$4,143	$2,006	$2,137	106.5%
Operating margin	28.3%	32.0%	(3.7)%	(11.6)%
Flight hours	25,766	28,970	(3,204)	(11.1)%

Gross revenue for Latin America decreased slightly due to decreased demand for services in Trinidad and exit from Peru and Columbia, partially offset by additional contracts in Mexico and increased revenue in Brazil (due to a combination of additional flight hours and an increase in aircraft maintenance support provided on aircraft in Brazil).  During the Comparable Period, we restructured our ownership interests in certain joint ventures which resulted in several changes effective April 1, 2008, including the consolidation of RLR, return to the accrual basis of accounting for revenue recognition with Heliservicio and application of the equity method of accounting to our investment in Heliservicio.  Collectively these transactions are referred to as the Mexico Reorganization.

Operating expense for Latin America increased primarily due to increased activity in Mexico and Brazil offset by a decrease in operating expense for Peru and Columbia as we have exited these markets and Trinidad as a result of decreased activity in that market.  The decrease in operating margin is primarily due to the Mexico Reorganization in the Comparable Period, which resulted in additional operating income during that period, and reduced equity earnings in Mexico in the Current Period compared to the Comparable Period.

Earnings (losses) from unconsolidated affiliates, net increased primarily due to the addition of $4.0 million of earnings from our investment in Líder on May 26, 2009 and a decrease in equity losses of $0.9 million from our investment in Heliservicio in the Current Period, partially offset by the collection of past due receivables of RLR resulting in $3.6 million of additional equity earnings during the Comparable Period.

For discussion of additional matters related to operations in Latin America, see “— Current Quarter Compared to Comparable Quarter — Latin America” included elsewhere in this Quarterly Report.

WH Centralized Operations

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$3,737	$8,303	$(4,566)	(55.0)%
Operating expense	15,318	10,584	(4,734)	(44.7)%
Operating income (loss)	$(11,581)	$(2,281)	$(9,300)	*
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

Europe

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$348,200	$296,210	$51,990	17.6%
Operating expense	$299,351	$240,425	$(58,926)	(24.5)%
Earnings (losses) from unconsolidated affiliates, net	$69	$(351)	$420	119.7%
Operating margin	14.0%	18.7%	(4.7)%	(25.1)%
Flight hours	42,694	33,812	8,882	26.3%

Gross revenue and flight hours for Europe increased primarily as a result of the consolidation of Bristow Norway effective October 31, 2008 resulting in an increase of $82.4 million and 9,997 hours, respectively, new contracts in the North Sea and an increase in reimbursable revenue, partially offset by the unfavorable impact of changes in exchange rates and a lower level of contractual escalation billings in the Current Period.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($74.8 million).  The increase in operating expense was partially offset by reduced operating expense resulting from the impact of changes in exchange rates.  As a result of the consolidation of Bristow Norway, which earned a lower operating margin than the remainder of the Europe business unit and a lower level of contractual escalation billings, operating margin for Europe decreased compared to the Comparable Period.

For discussion of additional matters related to operations in Europe, see “— Current Quarter Compared to Comparable Quarter — Europe” included elsewhere in this Quarterly Report.

West Africa

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$165,005	$140,788	$24,217	17.2%
Operating expense	$121,209	$113,081	$(8,128)	(7.2)%
Operating margin	26.5%	19.7%	6.8%	34.5%
Flight hours	26,595	29,129	(2,534)	(8.7)%

Flight hours for West Africa decreased as a result of a decrease in demand for aircraft in this market by certain existing customers, partially offset by the addition of one new contract and ad hoc work.  Despite the decrease in flight hours, gross revenue increased due to rate escalations under existing contracts and higher rates earned on the new contract and on ad hoc flying.

The increase in operating expense was primarily a result of increases in salaries and benefits, freight, training and travel and meals.  Also, during the Current Period we recorded a charge of $1.8 million to reduce the carrying value of obsolete inventory.  The increase in operating expense was partially offset by a favorable impact from changes in exchange rates.  Excluding the impact of changes in exchange rates, the operating margin for West Africa was 21.2% in the Current Quarter, which was improved over the Comparable Period due to rate escalations under existing contracts and higher rates earned on the new contract and ad hoc work.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter — West Africa” included elsewhere in this Quarterly Report.

Australia

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$96,684	$87,368	$9,316	10.7%
Operating expense	$73,913	$83,591	$9,678	11.6%
Operating margin	23.6%	4.3%	19.3%	*
Flight hours	8,978	11,502	(2,524)	(21.9)%
_____

* percentage change not meaningful

Flight hours for Australia decreased due to a decrease in activity in this market since the Comparable Period.  Despite the decrease in flight hours, gross revenue increased due to an increase in aircraft on contract, some of which are new aircraft earning higher rates, and an increase in reimbursable revenue.

Operating expense decreased primarily due to decreased activity and cost reduction initiatives including decreases in salaries and benefits, maintenance expense, fuel, travel and training expenses.  Operating expense was also decreased as a result of the reversal of costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities in these matters during the Current Period.  During the Comparable Period, we incurred salary, maintenance and other costs on aircraft that were not fully operational as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.  Additionally, compensation costs for the Comparable Period included adjustments to employee and expatriate taxes related to prior periods totaling $2.2 million resulting from clarification of tax regulations in certain jurisdictions.  Operating margin improved due to both an increase in aircraft on contract, some of which are new aircraft earnings higher rates, and the decrease in costs discussed above.

For discussion of additional matters related to operations in Australia, see “— Current Quarter Compared to Comparable Quarter — Australia” included elsewhere in this Quarterly Report.

Other International

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$43,925	$52,234	$(8,309)	(15.9)%
Operating expense	$32,413	$39,757	$7,344	18.5%
Earnings (losses) from unconsolidated affiliates, net	$81	$195	$(114)	(58.5)%
Operating margin	26.4%	24.3%	2.1%	8.6%
Flight hours	7,903	8,539	(636)	(7.4)%

Gross revenue for Other International decreased primarily due to a decrease in revenue in Kazakhstan (due to our aircraft in Kazakhstan being grounded since mid-October 2009), Russia (due to the inclusion in the Comparable Period of $1.2 million in escalation charges to a customer and increased rates), Mauritania, Egypt and Turkmenistan (due to ending of short-term contracts), and a decrease in revenue resulting from changes in exchange rates, partially offset by increases in revenue in Libya (due to a new contract) and Malaysia (due to increased activity).

Operating expense decreased primarily due to a reduction in activity in Russia, a reduction in maintenance costs and reversal of bad debt expense of $2.5 million in Kazakhstan, a reduction in costs in Mauritania and Egypt and the impact of changes in exchange rates.  These decreases were partially offset by an increase in costs in Libya (due to a new contract) and Malaysia (due to increased activity).  The decrease in operating expense in these markets resulted in the increase in operating margin for this business unit, which was partially offset by lost operating income since October 2009 in Kazakhstan.

 For discussion of additional matters related to operations in Other International, see “— Current Quarter Compared to Comparable Quarter — Other International” included elsewhere in this Quarterly Report.

EH Centralized Operations

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$10,871	$9,169	$1,702	18.6%
Operating expense	18,271	28,018	9,747	34.8%
Earnings (losses) from unconsolidated affiliates, net	6,332	6,479	(147)	(2.3)%
Operating loss	$(1,068)	$(12,370)	$11,302	91.4%

Gross revenue for EH Centralized Operations increased as a result of an increase in spare part and technical design sales.

Operating expense decreased primarily due to an increase in maintenance and overhead allocations to other business units as well as less exposure to the impact of changes in foreign exchange rates as the result of allocating these foreign exchange exposures to the other business units, a higher charge taken in the Comparable Period versus the Current Period to reduce the carrying value of obsolete inventory and unusually high heavy maintenance expense incurred in the Comparable Period.

Earnings (losses) from unconsolidated affiliates, net decreased due to the stronger U.S. dollar during the Current Period compared to the Comparable Period.

Bristow Academy

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$20,470	$17,286	$3,184	18.4%
Operating expense	$19,201	$17,067	$(2,134)	(12.5)%
Operating margin	6.2%	1.3%	4.9%	376.9%

Gross revenue for Bristow Academy increased as a result of increased military training and the acquisition of additional training aircraft.

Operating expense increased primarily due to increased business volume as well as costs of operating additional aircraft.  The operating margin improved due to the fact that the military training contracts yield a higher margin of return.  During the Current Period, approximately 150 pilots graduated from Bristow Academy; we hired 4 graduates as instructors at Bristow Academy and 15 graduates as pilots (mostly former instructors) into our other business units.

Corporate

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$—	$28	$(28)	(100.0)%
Operating expense	26,707	21,530	(5,177)	(24.0)%
Losses from unconsolidated affiliates	—	52	52	100.0%
Operating loss	$(26,707)	$(21,554)	$(5,153)	(23.9)%

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased from the Comparable Period due to $3.1 million of compensation costs from an Executive Officer’s departure during April 2009, $1.7 million of compensation costs from the departure of two additional officers during December 2009 and higher expense recorded for incentive compensation during the Current Period.

Interest Expense, Net

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Interest income	$797	$5,739	$(4,942)	(86.1)%
Interest expense	(34,129)	(33,872)	(257)	(0.8)%
Amortization of debt discount	(2,213)	(1,504)	(709)	(47.1)%
Amortization of debt fees	(1,489)	(1,408)	(81)	(5.8)%
Capitalized interest	6,200	10,841	(4,641)	(42.8)%
Interest expense, net	$(30,834)	$(20,204)	$(10,630)	(52.6)%

Interest income decreased as a result of our shift in cash from higher yielding investments to lower yielding U.S. government investments in response to the condition of global financial markets as well as a decrease in cash invested during the Current Period.  Capitalized interest decreased due to a decrease in the average amount of construction in progress during the Current Period.

Other Income (Expense), Net

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses)	$(74)	$160	$(234)	(146.3)%
Other	4,097	2,080	2,017	97.0%
Total	$4,023	$2,240	$1,783	79.6%

Other income (expense), net includes $3.9 million of hedging gains realized during the Current Period due to termination of forward contracts on a euro-denominated aircraft purchase commitments.  During the Comparable Period, we realized $1.4 million in gains from the Mexico Reorganization, which represented the majority of other income (expense), net in that period.

Taxes

	Nine Months Ended December 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	23.8%	26.8%	3.0%	11.2%
Net foreign tax on non-U.S. earnings	$12,266	$17,100	$4,834	28.3%
Tax on foreign earnings indefinitely reinvested abroad	(31,895)	(27,637)	4,258	*
Increase (decrease) in valuation allowance for foreign tax credit utilization	1,503	(46)	(1,549)	*
Expense (benefit) from change in tax contingency	3,720	(1,329)	(5,049)	*
Tax expense on GOM Asset Sale	—	13,363	13,363	100.0%
________
* percentage change not meaningful

Our effective tax rate for the Current Period and Comparable Period was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Discontinued operations

Discontinued operations for the Comparable Period incurred $0.2 million after-tax loss.  The $0.2 million after-tax loss resulted from purchase price adjustments from the sale of Grasso Production Management.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

See “Market Outlook” included elsewhere in this Quarterly Report for further discussion.

Cash and cash equivalents were $107.1 million and $301.0 million as of December 31 and March 31, 2009, respectively.  Working capital as of December 31 and March 31, 2009 was $365.0 million and $545.5 million, respectively.  The decrease in cash and cash equivalents and working capital was primarily a result of the $179.0 million in cash paid (including transaction costs incurred in fiscal year 2010) to acquire the 42.5% interest in Líder as discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $163.0 million during the Current Period compared to $103.9 million during the Comparable Period.  Changes in non-cash working capital used $11.8 million in cash flows from operating activities for the Current Period compared to $22.3 million used in cash flows from operating activities in the Comparable Period.

Investing Activities

Cash flows used in investing activities totaled $354.3 million and $316.9 million for the Current Period and Comparable Period, respectively.  Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2009	2008
Number of aircraft delivered:
Small	4	4
Medium	8	11
Large	7	9
Fixed wing	1	—
Training	—	4
Total aircraft	20	28

Capital expenditures (in thousands):
Aircraft and related equipment	$236,248	$383,351
Other	14,024	4,656
Total capital expenditures	$250,272	$388,007

Included in aircraft and related equipment in the table above are final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods in conjunction with our aircraft commitments (discussed in additional detail in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report) of $201.7 million and an additional $34.6 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations during the Current Period.  Also, during the Current Period, we acquired a 42.5% investment in Líder for $179.0 million.

Included in aircraft and related equipment in the table above are final payments in connection with the delivery of aircraft and progress payments on the construction of new aircraft to be delivered in future periods of $188.9 million and $20.1 million to upgrade aircraft within our existing aircraft fleet and to customize new aircraft delivered for our operations during the Comparable Period.

During the Current Period we received proceeds of $75.0 million primarily from the disposal of 20 aircraft and certain other equipment, which together resulted in a net gain of $13.3 million.  During the Comparable Period, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico in the GOM Asset Sale for $65 million resulting in a pre-tax gain of $37.8 million.  See Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.  In addition to the GOM Asset Sale, during the Comparable Period we received proceeds of $21.7 million primarily from the disposal of 12 aircraft and certain other equipment, which together resulted in a net gain of $6.3 million.  Also, during the Comparable Period we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.

Due to the significant investment in aircraft made in both the Current Period and Comparable Period, net capital expenditures exceeded cash flow from operations, and we expect this will continue to be the case through the end of fiscal year 2010.  Also in fiscal year 2010, we expect to invest approximately $40 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through December 31, 2009, we had incurred $31.3 million towards these projects.

Financing Activities

Cash flows used in financing activities was $14.7 million during the Current Period compared to $306.1 million provided by financing activities during the Comparable Period.  During the Current Period, cash was used for the payment of preferred stock dividends of $6.3 million and repayment of debt totaling $10.1 million and cash was provided by issuance of common stock upon exercise of stock options of $1.3 million.  Preferred stock dividends on our 5.5% mandatory convertible preferred stock will not be paid in future periods because on September 15, 2009 each outstanding share of the preferred stock was converted into 1.418 shares of common stock resulting in the issuance of 6,522,800 shares of common stock.  During the Comparable Period, cash was provided by our issuance of the 3% Convertible Senior Notes resulting in net proceeds of $111.2 million, by our issuance of 4,996,900 shares of common stock in a public offering and private placement in June 2008 resulting in net proceeds of $224.2 million and by our receipt of proceeds of $1.1 million from the exercise of options to acquire shares of our common stock by our employees.  Additionally, during the Comparable Period, cash was used for the payment of preferred stock dividends of $9.5 million and the repayment of debt totaling $21.0 million.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2009 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 7 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2009 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Three Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2010	2011	2012 – 2013	2014 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$736,586	$1,214	$15,693	$7,186	$712,493	$—
Interest	365,278	14,385	45,179	89,652	216,062	—
Aircraft operating leases (2)	66,259	2,330	7,586	9,559	46,784	—
Other operating leases (3)	65,306	5,799	18,233	11,105	30,169	—
Capital lease obligation	12,063	142	1,025	2,356	8,540	—
Pension obligations (4)	196,234	17,031	24,000	48,946	106,257	—
Aircraft purchase obligations (5)	116,701	24,901	43,344	48,456	—	—
Other purchase obligations (6)	21,904	21,597	102	205	—	—
Tax reserves (7)	8,494	—	—	—	—	8,494
Total contractual cash obligations	$1,588,825	$87,399	$155,162	$217,465	$1,120,305	$8,494
Other commercial commitments:
Debt guarantees (8)	$16,148	$—	$—	$16,148	$—	$—
Other guarantees (9)	30,761	2,364	1,612	8,984	17,801	—
Letters of credit	1,657	1,392	265	—	—	—
Contingent consideration (10)	44,625	—	8,500	36,125	—	—
Other commitments (11)	84,107	—	18,883	19,224	46,000	—
Total commercial commitments	$177,298	$3,756	$29,260	$80,481	$63,801	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes due 2017 of $0.5 million and unamortized discount on the 3% Senior Convertible Notes of $19.7 million.

(2)	Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the U.K. and Norway pension plans will be fully funded in approximately ten years.  As of December 31, 2009, we had recorded on our condensed consolidated balance sheet a $99.3 million pension liability associated with these obligations.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)
We have guaranteed the repayment of up to £10 million ($16.1 million) of the debt of FBS, an unconsolidated affiliate.  This amount is not included in the “Contractual Obligations” section of the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time.  As of December 31, 2009, surety bonds denominated in Mexican pesos with an aggregate value of 311 million Mexican pesos ($23.9 million) were outstanding and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio, for 76% ($19.1 million) of the surety bonds outstanding.  Bristow Norway is also the guarantor under two aircraft leases taken out by a previous subsidiary of Bristow Norway prior to Bristow Norway disposing of that subsidiary and prior to Bristow Group’s acquisition of the additional 51% of Bristow Norway in October 2008 for the sum of $5.6 million.  The purchaser of that subsidiary is legally subject to an obligation to reimburse Bristow Norway for these guarantees under the terms of the Sale and Purchase Agreement by which that subsidiary was sold.

(10)
The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year period ending December 31, 2011.  Based on Líder’s preliminary unaudited results for the period ended December 31, 2009, the initial $8.5 million earn-out payment was not earned, leaving a maximum possible total earn-out payments of $44.6 million.

(11)
In connection with the Bristow Norway acquisition (see Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft.  One of the options was exercised in December 2009.  Two of these aircraft are not currently operated by Bristow Norway, but our former partner has agreed to purchase the aircraft and lease the aircraft to Bristow Norway for an initial period of five years, with three one-year options for extension, as soon as practicable.  The remaining two aircraft leases expire in June 2010 and August 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (i) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended December 31, 2009 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes during the nine months ended December 31, 2009 in our “Risk Factors” as discussed in our fiscal year 2009 Annual Report on Form 10-K.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1	Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2009).
15.1*	Letter from KPMG LLP dated February 3, 2010 regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President, Finance and Chief Financial Officer

By: /s/ Brian J. Allman
Brian J. Allman
Chief Accounting Officer and Corporate Controller

February 3, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2009).
15.1*	Letter from KPMG LLP dated February 3, 2010 regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.
**	Furnished herewith.