Form 10-K
period 2010-03-31
Bristow Group Inc
filed 2010-05-21
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2010

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
                                                                                                                      YES ☐ NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                               YES ☐ NO ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2009 was $993,160,457.

The number of shares outstanding of the registrant’s Common Stock as of May 14, 2010 was 35,940,321.

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

We use the pronouns “we,” “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise.  We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise.  Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2010 is referred to as “fiscal year 2010.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described below under Item 1A. “Risk Factors”;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing or we are unable to draw on our credit facilities;

•	we are not able to re-deploy our aircraft to regions with greater demand;

•	we do not achieve the anticipated benefit of our fleet capacity expansion program; and

•	the outcomes of the U.S. Department of Justice (“DOJ”) investigations, which are ongoing, have a greater than anticipated financial or business impact.

All forward-looking statements in this Annual Report are qualified by these cautionary statements and are only made as of the date of this Annual Report.  We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1.  Business

Overview

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria, Australia and Latin America, and we generated 80% of our revenues from international operations in fiscal year 2010.  We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in one segment:  Helicopter Services.  The Helicopter Services segment operations are conducted primarily through five business units:

•	North America

•	Europe

•	West Africa

•	Australia

•	Other International

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies. Our customers charter our helicopters primarily to transport personnel from onshore bases to offshore drilling rigs, platforms and other installations.  To a lesser extent, customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  Helicopters are generally classified as small (four to eight passengers), medium (12 to 16 passengers) and large (18 to 25 passengers), each of which serves a different transportation need of the offshore energy industry.  Medium and large helicopters, which can fly in a wider variety of operating conditions and over longer distances and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs.  With their ability to carry greater payloads, travel greater distances and move at higher speeds, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited.  Demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations.  Additionally, some local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets.  A recent move to deeper water drilling in the U.S. Gulf of Mexico has created more demand for medium and large helicopters domestically.  Small helicopters are generally used for daytime flights on shorter routes and to reach production facilities that cannot accommodate medium and large helicopters.  Our small helicopters operate primarily in the shallow waters of the U.S. Gulf of Mexico and Nigeria.  Worldwide there are more than 8,700 production platforms and 500 offshore rigs.

We are able to deploy our aircraft to the regions with the greatest demand, subject to the satisfaction of local governmental regulations.  There are also additional markets for helicopter services beyond the offshore energy industry, including agricultural support, air medical, tourism, firefighting, corporate transportation, traffic monitoring, police and military.  The existence of these alternative markets enables us to better manage our helicopter fleet by providing potential purchasers for older aircraft and for our excess aircraft during times of reduced demand in the offshore energy industry.

Most countries in which we operate limit foreign ownership of aviation companies.  To comply with these regulations and yet expand internationally, we have formed or acquired interests in a number of foreign helicopter operations.  These investments typically combine a local ownership interest with our experience in providing helicopter services to the offshore energy industry.  These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion.  We lease some of our aircraft to a number of unconsolidated affiliates which in turn provide helicopter services to customers.

In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K. See “— Bristow  Academy” and “— Technical Services”  below for further discussion of these operations.

Since fiscal year 2006, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in heavy demand by our customers, expansion or increased investments in new markets, such as our acquisition of a 42.5% ownership interest in Líder Aviação Holding S.A. (“Líder”), acquisition of the remaining 51% interest of Bristow Norway and acquisition of Bristow Academy in order to ensure a source for new talented pilots.

Beginning in fiscal year 2009, the global financial markets experienced severe disruption and a worldwide economic downturn occurred.  As a result, during fiscal year 2009 and continuing in fiscal year 2010 we saw a decline in demand for helicopter services, primarily in the exploration and development sector, with more limited declines in the production sector.  In response to the market downturn, in fiscal year 2009, we implemented cost savings initiatives including carefully evaluating and prioritizing capital expenditures, freezing management salaries and reviewing staffing levels and compensation structure while continuing to meet customers’ needs and maintaining operational safety.  In fiscal year 2010, we announced plans to make key changes in our organizational structure to continue to improve operations and financial performance.

Since the beginning of fiscal year 2007, we have been able to raise $1.0 billion of capital in a mix of debt and equity with both public and private financings, generate gross proceeds of $101.6 million through the divestiture of non-core businesses, including the sale of Grasso Production Management (“Grasso”), Turbo Engines, Inc. (“Turbo”) and 53 small aircraft and related assets operating in the U.S. Gulf of Mexico and generate proceeds of $167.8 million through the sale of other aircraft to the helicopter aftermarket.  Concurrently, we have invested over $1.4 billion in capital expenditures to grow our business.

We expect to incur additional capital expenditures over the next several years to replace certain of our aircraft and upgrade strategic base facilities.  Our capital commitments in future periods related to fleet renewal are discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report and are detailed in the table provided in that section.

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

As of March 31, 2010, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates			Unconsolidated Affiliates
Type	In Fleet	On Order(1)	Under Option(2)	In Fleet	Maximum Passenger Capacity	Speed (MPH)(3)	Engine
Small Helicopters:
Bell 206L Series	37	—	—	8	6	115	Turbine
Bell 206B	2	—	—	2	4	100	Turbine
Bell 407	46	—	—	1	6	132	Turbine
BK-117	1	—	—	—	7	160	Twin Turbine
BO-105	2	—	—	—	4	125	Twin Turbine
EC135	6	—	—	3	6	143	Twin Turbine
Agusta 109	—	—	—	3	8	177	Twin Turbine
AS 350BB	—	—	—	36	4	161	Turbine
	94	—	—	53
Medium Helicopters:
Bell 212	3	—	—	23	12	115	Twin Turbine
Bell 412	41	—	—	46	13	125	Twin Turbine
EC155	10	—	—	—	13	167	Twin Turbine
Sikorsky S-76	73	—	6	36	12	145	Twin Turbine
EC175	—	—	12	—	16	161	Twin Turbine
AW 139	3	4	8	4	16	166	Twin Turbine
	130	4	26	109
Large Helicopters:
AS332L Super Puma	31	—	—	—	18	144	Twin Turbine
Bell 214ST	3	—	—	—	18	144	Twin Turbine
Sikorsky S-61	5	—	—	—	18	132	Twin Turbine
Sikorsky S-92	22	2	13	1	19	158	Twin Turbine
Mil Mi-8	7	—	—	1	20	138	Twin Turbine
EC225	13	3	—	—	25	167	Twin Turbine
	81	5	13	2
Training Aircraft:
Robinson R22	15	—	—	—	2	92	Piston
Robinson R44	1	—	—	—	4	130	Piston
Sikorsky 300CB/CBi	52	—	—	—	2	92	Piston
Bell 206B	9	—	—	—	4	100	Turbine
AS 355	3	—	—	—	5	138	Twin Turbine
Fixed wing	1	—	—	—
	81	—	—	—
Fixed wing	4	—	—	40
Total	390	9	39	204
____________

(1)
Of the aircraft on order, six are expected to be delivered during fiscal year 2011.  Two of the aircraft on order are already under signed customer contracts.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)
Represents aircraft which we have the option to acquire.  If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2011 through 2015.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.

The following table shows the distribution of our consolidated revenue for fiscal year 2010 and aircraft as of March 31, 2010 among our business units.

	Consolidated Revenue for Fiscal Year 2010	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
North America	16%	75	29	7	—	1	112		—	112
Europe	39%	—	11	39	—	—	50		63	113
West Africa	19%	12	34	5	—	3	54		—	54
Australia	11%	2	10	18	—	—	30		—	30
Other International	12%	5	46	12	—	—	63		141	204
Bristow Academy and Technical Services	3%	—	—	—	81	—	81		—	81
Total	100%	94	130	81	81	4	390		204	594
___________

(1)	Includes 15 aircraft held for sale.

(2)	The 204 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

North America

We operate our North America business unit from seven operating facilities in the U.S. Gulf of Mexico and three operating facilities in Alaska.  We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico.  Our customer base in this business unit consists of mostly international, independent and major integrated oil and gas companies.  The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 3,500 production platforms and 80 drilling rigs.  The shallow water platforms are typically unmanned and are serviced by small aircraft.  The deepwater platforms are serviced by medium and large aircraft.  Among our strengths in this region, in addition to our ten operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations.  Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year.  Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm.  Our principal work in Alaska utilizes five aircraft that provide daily support to the Trans-Alaska pipeline, along with providing small and medium twin engine contract and charter service to exploration, development and production activities on the North Slope and in the Cook Inlet.  Operations in Alaska are subject to seasonality as fall and winter months have fewer hours of daylight and we generally do not fly at night.  Additionally, anticipation of harsh weather conditions causes oil and gas exploration and production companies to limit their activities during the winter months.

Europe

We operate our Europe business unit from three bases in the U.K., one base in Holland and three bases in Norway.  Our Europe operations are managed out of our facilities in Aberdeen, Scotland.  Based on the number of aircraft operating, we are the second largest provider of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities.  The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services.  In the Southern North Sea the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening.  We deploy the majority of the large aircraft in our consolidated fleet in this region.  Our customer base in this business unit consists primarily of major integrated and independent oil and gas companies.  In addition to our oil and gas helicopter services, we are a civil supplier of search and rescue services to the Netherlands Oil and Gas Exploration and Production Association.  Our Europe operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.

West Africa

As of March 31, 2010, all of our aircraft in our West Africa business unit operate in Nigeria, where we are the largest provider of helicopter services to the oil and gas industry.  We deploy a combination of small, medium and large aircraft in Nigeria and service a customer base comprised mostly of major integrated oil and gas companies.  We have ten operational bases, with the largest bases located in Escravos, Warri, Port Harcourt and Lagos. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area.  More recently we have been undertaking work further offshore in support of deepwater exploration.  Operations in West Africa are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March.  At times when the heavy amount of dust in the air severely limits visibility, we are unable to operate.

Australia

We are the largest provider of helicopter services to the oil and gas industry in Australia, where we have eight bases located in Western Australia, two in Victoria and one in Queensland.  These operations are managed from our Australian head office facility in Perth, Western Australia.  Our operating bases are located in the vicinity of the major oil and gas exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides helicopter services solely to offshore oil and gas operators.  We also provide airport management services on Barrow Island in Western Australia. Our client base in Australia consists primarily of major integrated oil and gas companies.  We also provide engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland.

Other International

We currently conduct our Other International operations in Brazil, Egypt, India, Malaysia, Mexico, Russia, Trinidad, and Turkmenistan.  As of March 31, 2010, we and our unconsolidated affiliates operated a mixture of small, medium, and large aircraft in these markets.  While we have a diverse customer base in this business unit, a large majority of revenue is generated from monthly fixed charges for production related work.  We have a total of 204 aircraft in this business unit, including 141 aircraft of unconsolidated affiliates.  The following is a description of operations in our Other International business unit as of March 31, 2010.

•
Brazil – We own a 42.5% interest Líder, the largest provider of helicopter and executive aviation services in Brazil, which we acquired on May 26, 2009.  Líder has helicopter base locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória as well as other fixed wing base locations.  We lease three new medium aircraft to Líder.  Additionally, we currently provide dry lease and technical support to two Brazilian operators.

•
Egypt – We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 44 aircraft and operates from multiple locations.  The remaining 75% interest in PAS is owned by Egyptian General Petroleum Corporation.

•	India – We dry lease two aircraft to an Indian helicopter operator and operate from two locations.

•
Malaysia – We lease four aircraft to MHS Aviation Berhad which are operated from bases in Kerteh and Bintulu and provide services to international oil and gas companies.  In addition, we have a Technical Services Agreement with MHS Aviation Berhad under which we provide a number of supervisory engineers and other technical services as required.

•
Mexico – We are one of the largest providers of helicopter services in Mexico through our joint venture, and we conduct diverse operations ranging from offshore crew transfers to seismic support.  We own a 24% interest in Heliservicio Campeche S.A. de C.V. (“Heliservicio”), which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos (“PEMEX”) and other companies on a contract and ad hoc basis.  Heliservicio owns one aircraft, leases 24 aircraft from us and leases 14 aircraft from other parties to provide helicopter services to its customers.  Heliservicio services customers primarily from bases located in Mexico City, Cuidad del Carmen, Poza Rica, Tampico, Dos Bocas and Vera Cruz.

•	Russia – We operate seven large aircraft from three locations on Sakhalin Island, where we provide helicopter services to international and domestic oil and gas companies.

•
Trinidad – We own a 40% interest in Bristow Caribbean Limited (“BCL”), a joint venture in Trinidad with a local partner that holds the remaining 60% interest.  BCL has eight medium aircraft that are used to service our customers who are primarily engaged in oil and gas activities.    We have one base located at Trinidad’s airport at the Port of Spain.

•
Turkmenistan – We operate two aircraft through our 51% interest in Turkmenistan Helicopters Limited (“THL”), a Turkmenistan corporation.  THL provides helicopter services to an international oil and gas company from a single location.

Bristow Academy

Bristow Academy is a leading provider of helicopter training services with over 20 years of operating history and training facilities in Titusville, Florida; Concord, California; New Iberia, Louisiana and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority (“JAA”).  Our ab initio (“beginning”) flight training program typically lasts nine to twelve months and culminates with a student completing approximately 200 hours of flight instruction, passing written and flight exams and obtaining a commercial pilot license with instrument rating and flight instructor qualifications.  Later, with 500 to 1,000 hours of flight experience, these students then become qualified for offshore flight operations and have the opportunity to join Bristow’s Helicopter Services operations.  Alternatively, graduates of Bristow Academy may pursue aviation careers in any number of flight services sectors.  Currently, Bristow Academy has approximately 325 students enrolled in flight training.  Our facilities in Gloucestershire, England conduct JAA approved multi-engine instrument flight training.  Additionally, Bristow has historically provided continuing education to its own staff of pilots and aircraft maintenance personnel worldwide.  Bristow Academy operates 81 aircraft (including 55 owned and 26 leased aircraft) and employs approximately 200 people, including 72 primary flight instructors.  Bristow Academy also conducts a military training program. Revenue for military training contracts generated approximately 40% of Bristow Academy’s revenue for fiscal year 2010.

Technical Services

Our technical services portion of the business provides helicopter repair services from facilities located in New Iberia, Louisiana; Redhill, England and Aberdeen, Scotland.  While most of this work is performed on our own aircraft, some of these services are performed for third parties and unconsolidated affiliates.

For additional information about our business units, see Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.  For a description of certain risks affecting our business and operations, see Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Customers and Contracts

The principal customers for our Helicopter Services are major integrated, national and independent oil and gas companies.  During fiscal years 2010, 2009 and 2008, the Shell Companies accounted for 12%, 18% and 21%, respectively, of our gross revenue.  During fiscal years 2010 and 2009, the Chevron Companies accounted for 12% and 10% of our gross revenue.  No other customer accounted for 10% or more of our gross revenue during those periods.  During fiscal year 2010, our top ten customers accounted for 52% of our gross revenue.

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

Generally, our helicopter contracts are cancelable by the customer with a notice period ranging from 30 to 180 days.  In the North America business unit, we generally enter into short-term contracts for twelve months or less.  Outside of North America, contracts are longer term, which is generally between two and five years.  These long term contracts generally include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our increased costs, which we negotiate to pass along to customers.

Competition

The helicopter transportation business is highly competitive throughout the world.  We directly compete against multiple providers in almost all of our regions of operation.  We have several significant competitors in the U.S. Gulf of Mexico, two significant competitors in the North Sea, one significant competitor in each of Nigeria and Australia and a number of smaller local competitors in other markets.  We believe that it is difficult for additional significant competitors to enter our industry because it requires considerable capital investment, working capital, a complex system of onshore and offshore bases, personnel and operating experience.  However, these requirements can be overcome with the appropriate level of customer support and commitment.  In addition, while not the predominant practice, certain of our customers and potential customers in the offshore energy industry perform their own helicopter services on a limited basis.

Generally, our customers renew or extend existing contracts without employing a competitive bid process. In some situations, customers charter helicopters on the basis of competitive bidding.  Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, customer relationship and professional reputation.  Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the site characteristics and existing facilities to support the operations.  Because certain of our customers in the offshore energy industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

Safety, Industry Hazards and Insurance

Hazards, such as severe weather and mechanical failures, are inherent in the transportation industry and may result in the loss of equipment and revenue.  It is possible personal injuries and fatalities may occur.  We believe our air accident rate per 100,000 flight hours, which has historically been less than the reported global oil and gas production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety.  In fiscal year 2010, we had no accidents that resulted in a fatality, although an unconsolidated affiliate suffered an accident that resulted in two fatalities during the period.  We had two air accidents within our consolidated operations in fiscal year 2010 resulting in minor injuries; one in our West Africa operations and one at a Bristow Academy facility.

Our well established global safety program is called ‘Target Zero’, as our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment.  The key components are to increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent auditing of the operational safety programs.

We maintain hull and liability insurance which generally insures us against damage to our aircraft and the related liabilities which may be incurred as a result.  It is also our policy to carry insurance for, or require our customers to indemnify us against, war risk and expropriation and confiscation of the aircraft we use in certain of our international operations.  We also carry various other liability and property insurance, including workers’ compensation, general liability, employers’ liability, auto liability, and property and casualty coverage.  We believe that our insurance program is adequate to cover any claims ultimately incurred related to property damage and liability events.

Employees

As of March 31, 2010, we employed 3,410 employees.  Many of our employees are represented under collective bargaining agreements.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.  We believe that our relations with our employees are generally satisfactory.

The following table sets forth our employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2010
North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Agreement (ratified October 31, 2008); Effective October 4, 2008 and amendable April 1, 2011	290

U.K. Pilots	British Airline Pilots Association (“BALPA”)	Representation agreement ongoing with agreed upon labor rates through August 31, 2011	220

U.K. Engineers and Staff	Unite	Representation agreement ongoing with agreed upon labor rates through June 30, 2011	520

Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	No formal agreement was reached in 2009; presently negotiating agreement for 2010 with effort to close 2009 at the same time	170

Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	No formal agreement was reached in 2009; presently negotiating agreement for 2010 with effort to close 2009 at the same time	100

Australia Pilots	Australian Federation of Air Pilots	Agreement expires June 30, 2010; Negotiations are ongoing for a new agreement	100

Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Individual contracts expired or are due to expire; Negotiations are ongoing for a new agreement	160

Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)	Agreements expire March 31, 2012 (National) and December 31, 2010 (Local)	70

Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”), new union (“PARAT”) effective April 1, 2010	Collective agreement expired March 31, 2010; negotiations underway	100

Governmental Regulation

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

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2010, approximately 2,656,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 7% of our total outstanding Common Stock as of March 31, 2010.  Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock and our 3%  convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) is publicly traded.

United Kingdom

Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European statutes and regulations. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (“CAA”).  The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92.  To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters Ltd., must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them.  To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters Ltd.  In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares).  Under English law, to maintain Bristow Helicopter Ltd.’s operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement.  In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

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

Other

Our operations in areas other than the U.S. and the U.K. also are subject to local governmental regulations that may limit foreign ownership of aviation companies.  Because of these local regulations, we conduct some of our operations through entities in which citizens of such countries own a majority interest and we hold only a noncontrolling interest, or under contracts which provide that we operate assets for the local companies and conduct their flight operations.  Such contracts are used for our operations in Russia and Turkmenistan.  Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

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

Oil and gas companies are continually seeking to implement measures aimed at greater cost savings, including efforts to improve cost efficiencies with respect to helicopter transportation services.  For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations and may reduce the frequency of transportation of employees by increasing the length of shifts offshore.  In addition, these companies could initiate their own helicopter or other transportation alternatives.  The continued implementation of these kinds of measures could reduce the demand for helicopter services and have a material adverse effect on our business, financial condition and results of operations.  The recent global financial crisis and economic downturn could lead our customers to implement greater cost saving measures.

Our industry is highly competitive and cyclical, with intense price competition.

The helicopter business is highly competitive.  Chartering of helicopters is usually done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources.  Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, customer relationship and professional reputation.

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

In the U.S. Gulf of Mexico, we face competition from a number of providers.  We have two significant competitors in the North Sea, one significant competitor in both Nigeria and Australia and a number of smaller local competitors in other markets.  Certain of our customers have the capability to perform their own helicopter operations should they elect to do so, which has a limiting effect on our rates.

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

Following the settlement with the SEC, our outside counsel was contacted by the DOJ and was asked to provide certain information regarding the Internal Review.  We entered into an agreement with the DOJ that tolled the statute of limitations relating to these matters until the end of December 2009.  We have been and intend to continue to be responsive to the DOJ’s requests.  At this time, it is not possible to predict the outcome of the DOJ’s investigation into these matters.

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

The outcome of the DOJ antitrust investigation and any related legal proceedings in other countries could include civil injunctive or criminal proceedings involving us or our current or former officers, directors or employees, the imposition of fines and other penalties, remedies and/or sanctions, including potential disbarments, and referrals to other governmental agencies.  In addition, in cases where anti-competitive conduct is found by the government, there is a greater likelihood for civil litigation to be brought by third parties seeking recovery.  One class action lawsuit has already been filed against the Company.  For further details see Item 3. Legal Proceedings included elsewhere in this Annual Report.  Any such civil litigation could have serious consequences for us, including the costs of the litigation and potential orders to pay restitution or other damages or penalties, including potentially treble damages, to any parties that were determined to be injured as a result of any impermissible anti-competitive conduct.  Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.  The DOJ antitrust investigation, any related proceedings in other countries and any third-party litigation, as well as any negative outcome that may result from the investigation, proceedings or litigation, could also negatively impact our relationships with customers and our ability to generate revenue.

Risks Relating to Our Business

We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.

In fiscal years 2010, 2009 and 2008 approximately 54%, 55% and 53% respectively, of our gross revenue was derived from helicopter services provided to customers operating in the U.S. Gulf of Mexico and the North Sea.  The U.S. Gulf of Mexico and the North Sea are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years.  Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify.  Generally, the production from these drilled oil and gas properties is declining.  In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed.  Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted.  In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico.  If activity in oil and gas exploration, development and production in either the U.S.  Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected.  We cannot predict the levels of activity in these areas.

Our operations in the U.S. Gulf of Mexico could be adversely impacted by the recent drilling rig accident and resulting oil spill.

On Thursday, April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, that was engaged in drilling operations, sank after an apparent blowout and fire.  Although attempts are being made to seal the well, hydrocarbons have been leaking and the spill area continues to grow.  We have substantial operations in the U.S Gulf of Mexico serving oil and gas companies that may be threatened by the oil spill.  If conditions continue to deteriorate, the oil and gas companies we serve may be forced to suspend operations, and our customers may elect to reduce the number of aircraft on contract.

At this time, we cannot predict the full impact of the incident and resulting spill on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in reduced activity in this market.  A significant reduction in oil and gas exploration and production activity in the U.S. Gulf of Mexico could result in reduced demand for our services in this market, resulting in reduced cash flows and profitability.

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

Our operations in certain markets are subject to additional risks.

During fiscal years 2010, 2009 and 2008, approximately 30%, 30% and 29%, respectively, of our gross revenue was attributable to helicopter services provided to customers operating in the West Africa and Other International business units.  Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

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

For example, there has been continuing political and social unrest in Nigeria, where we derived 19%, 17% and 17% of our gross revenue in fiscal years 2010, 2009 and 2008, respectively.  Future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods.  We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.

Foreign exchange risks and controls may affect our financial position and results of operations.

Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks.  As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries.  Generally, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Nigerian naira and Norwegian kroner.  In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  The effect of foreign currency translation is reflected in a component of stockholders’ investment, while foreign currency transaction gains or losses and translation of currency amounts not deemed permanently reinvested are credited or charged to income and reflected in other income (expense), net.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

We operate in countries with foreign exchange controls including Brazil, Egypt, India, Malaysia, Nigeria, Russia and Turkmenistan.  These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars.  These limitations could adversely affect our ability to access cash from these operations.

See further discussion of foreign exchange risks and controls under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

Labor problems could adversely affect us.

Certain of our employees in the U.S., U.K., Norway, Nigeria and Australia (collectively, about 51% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers.  Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

Helicopter operations involve risks that may not be covered by our insurance,  may increase our operating costs and are subject to weather-related and seasonal fluctuations.

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

Generally, our operations can be impaired by harsh weather conditions.  Poor visibility, high wind, heavy precipitation, sand storms and volcanic ash can affect the operation of helicopters and result in a reduced number of flight hours.  A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed.  Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations.

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

The Harmattan, a dry and dusty West African trade wind, blows between the end of November and the middle of March.  The heavy amount of dust in the air can severely limit visibility and block the sun for several days, comparable to a heavy fog.  We are unable to operate aircraft during these harsh conditions.  Consequently, flight hours may be lower during these periods resulting in reduced operating revenue which may have a material adverse effect on our business, financial condition and results of operations.

We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies.

We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners.  For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Egypt, Mexico, the U.K., Russia and Turkmenistan.  We provide engineering and administrative support to certain of these entities.  We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities.  In fiscal years 2010, 2009 and 2008, we received approximately $65.5 million, $70.1 million and $56.5 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates.  Because we do not own a majority interest or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs.  The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest.  If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations.

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

Future legislation that may eliminate certain U.S. federal income tax deductions currently available could have an adverse effect on our financial position, results of operations and cash flows as well as  impact our customers’ activity levels and demand for our services.

U.S. President Barack Obama recently announced a broad outline of his administration’s proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries.  Many details of the various proposals remain unknown at this time and any legislation enacting such proposed modifications would require Congressional approval.  However, changes to the U.S. tax law related to taxation of non-U.S. subsidiaries could increase our effective tax rate and adversely affect our financial position, results of operations and cash flows.  Additionally, the Obama administration’s proposed federal budget for fiscal year 2011 would repeal many tax incentives and deductions that are currently available to oil and natural gas exploration and production companies, and any such change could materially and adversely affect our customers’ activity levels and spending for our services which would have a material adverse effect on our business, financial condition and results of operations.

A number of tax provisions have expired for our fiscal year ending after March 31, 2010.  While there are several legislative proposals to extend multiple expiring provisions, there is no certainty regarding which provisions will be extended,  the effective date of the extension or the changes that may be made to extension provisions prior to their being enacted into law.   The provisions not extended could have a significant impact on our financial results.

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

For additional information see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

Regulation of greenhouse gases and climate change could have a negative impact on our business.

The U.S. Congress is considering legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or are in the process of implementing, similar legislation.  Additionally, the U.S. Supreme Court has held in its decisions that carbon dioxide can be regulated as an “air pollutant” under the Clean Air Act, which could result in future regulations even if the U.S. Congress does not adopt new legislation regarding emissions.  At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact our business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations.  These expenditures could have a material adverse effect on our business, financial condition and results of operations.  In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns.  Increased severe weather patterns could affect the operation of helicopters and result in a reduced number of flight hours which may have a material adverse effect on our business, financial condition and results of operation.

Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects, including our ability to execute our growth strategy.

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

Risks Related to Financial Markets

Worldwide financial market difficulties and worldwide economic downturns could have a material adverse effect on our revenue, profitability and financial position.

The recent worldwide financial market crisis reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with substantial losses in worldwide equity markets led to an extended worldwide economic recession.  A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices.  Crude oil prices have declined from record levels in July 2008 of approximately $145 per barrel to approximately $70 per barrel in May 2010 and natural gas prices have also experienced sharp declines.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.  The reduction in oil and natural gas prices has depressed the immediate levels of activity of oil and gas companies which in turn has reduced demand for our services.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly further reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.  Additionally, these factors may adversely impact our statement of financial position if they are determined to cause impairment of our goodwill, intangible assets, long-lived assets or assets held for sale.  Financial market difficulties could also adversely affect the ability of suppliers to meet scheduled delivery dates for our new aircraft and other aircraft parts.

Global financial market instability could impact our business and financial condition.

Financial market instability in the global financial system could have an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets are poor.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our growth plans or on our flexibility to react to changing economic and business conditions.  The financial market instability could have an impact on the lenders under our credit facilities or on our customers, causing them to fail to meet their obligations to us.  Furthermore, many of our customers rely on access to the credit markets to finance their oil and natural gas expenditures, which has been curtailed.

Risks Related to Our Level of Indebtedness

Our level of indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of debt and significant debt service requirements. As of March 31, 2010, we had approximately $716.6 million of outstanding indebtedness.

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

Despite our and our subsidiaries’ current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our level of indebtedness.

We had $100 million of availability for borrowings under our Credit Facilities as of March 31, 2010, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indentures governing our 6⅛% Senior Notes due 2013 (the “6⅛% Senior Notes”) and the 7½% Senior Notes due 2017 (the “7½% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness.  In addition to amounts that we may borrow under our Credit Facilities, the indentures governing the 6⅛% Senior Notes and the 7½% Senior Notes also allow us to borrow significant amounts of money from other sources. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If we incur additional indebtedness, the related risks that we now face could intensify.

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

Item 1B.  Unresolved Staff Comments

In late March 2010, we received comments from the SEC on our fiscal year 2009 Annual Report on Form 10-K.  We responded to the SEC’s comments on April 28, 2010.  On May 10, 2010, we received a response from the SEC asking for further clarification on the accounting for the acquisition of Bristow Norway.  We have not yet replied to the SEC related to this matter; however, as discussed in Note 2 in the "Notes to Consolidated Financial Statements"  included elsewhere in this Annual Report we have made corrections to our accounting for the acquisition of Bristow Norway as of March 31, 2010 to address questions raised by the SEC.

As of the date of this Annual Report on Form 10-K, we have not formally resolved this comment with the SEC.  Consequently, we treat the SEC’s comments described above as unresolved for the purposes of this Item 1B.

Item 2.  Properties

The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, at the Redhill Aerodrome near London, England, at the Aberdeen Airport, Scotland, along the U.S. Gulf of Mexico and numerous residential locations near our operating bases in the U.K., Norway, Australia, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation.  We lease office space in a building in Houston, Texas, which we use as our Corporate and Other International business unit headquarters.  Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located.  These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Additional information about our properties can be found in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”).  A detail of our long-lived assets by geographic area as of March 31, 2010 and 2009 can be found in Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Item 3.  Legal Proceedings

Internal Review

In February 2005, we voluntarily advised the staff of the SEC that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation. The SEC did not impose any fine or other monetary sanction on us.  Without admitting or denying the SEC's findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.  Following the settlement with the SEC, our outside counsel was contacted by the DOJ and was asked to provide certain information regarding the Internal Review.  We entered into an agreement with the DOJ that tolled the statute of limitations relating to these matters until the end of December 2009. We have been and intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict the outcome of the DOJ’s investigation into these matters.

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

Environmental Contingencies

The EPA has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under CERCLA, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999, and the site was removed from the National Priorities List in July 2001.  The EPA has submitted a de minimus settlement offer to us in March 2010 which we have accepted.  Following finalization of the settlement, we will be released from liability in connection with this site.  Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with these sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Civil Class Action Lawsuit

On June 12, 2009, the case of Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  We intend to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Item 4.  Reserved.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRS.” The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2010		2009
	High	Low	High	Low
First Quarter	$34.15	$21.44	$58.03	$45.71
Second Quarter	33.97	26.99	49.22	33.84
Third Quarter	38.96	28.69	33.23	17.08
Fourth Quarter	40.22	33.25	28.80	16.91

On May 14, 2010, the last reported sale price of our Common Stock on the NYSE was $36.47 per share.  As of May 14, 2010, there were 621 holders of record of our Common Stock.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index.  The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2005 and tracks it through March 31, 2010.

	March 31, 2005	March 31, 2006	March 31, 2007	March 31, 2008	March 31, 2009	March 31, 2010

Bristow Group Inc.	100.00	92.74	109.39	161.07	64.32	113.24
S&P 500	100.00	111.73	124.95	118.60	73.43	109.97
PHLX Oil Service Sector	100.00	160.17	165.16	215.41	93.68	154.37

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

Please refer to Item 11 of this Annual Report for information concerning securities authorized under our equity compensation plans.

Item 6.  Selected Financial Data

The following table contains our selected historical consolidated financial data.  You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(In thousands, except per share data)

Statement of Income Data: (6)
Gross revenue (7)	$1,167,756	$1,133,803	$1,012,764	$843,595	$709,901
Income available to common stockholders (7)	112,014	123,203	107,814	71,348	54,310
Income (loss) from discontinued operations	—	(246)	(3,822)	2,824	3,499
Net income attributable to Bristow Group	$112,014	$122,957	$103,992	$74,172	$57,809
Basic earnings per common share: (6)
Earnings from continuing operations (7)	$3.23	$3.96	$4.00	$2.75	$2.33
Earnings (loss) from discontinued operations	—	—	(0.16)	0.12	0.15
Net earnings	$3.23	$3.96	$3.84	$2.87	$2.48

Diluted earnings per common share: (6)
Earnings from continuing operations (7)	$3.10	$3.57	$3.53	$2.64	$2.30
Earnings (loss) from discontinued operations	—	(0.01)	(0.12)	0.10	0.15
Net earnings	$3.10	$3.56	$3.41	$2.74	$2.45

	March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data: (6)
Total assets	$2,494,620	$2,334,571	$1,977,355	$1,505,803	$1,176,413
Long-term obligations (8)	728,163	723,913	606,218	259,082	265,296
_________

(1)
Results for fiscal year 2010 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2010 Compared to Fiscal Year 2009” included elsewhere in this Annual Report.

(2)
Results for fiscal year 2009 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2010 Compared to Fiscal Year 2009” included elsewhere in this Annual Report.

(3)
Results for fiscal year 2008 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2009 Compared to Fiscal Year 2008” included elsewhere in this Annual Report.

(4)
Results for fiscal year 2007 include $3.1 million ($2.0 million, net of tax) in costs associated with the Internal Review, $1.9 million ($1.3 million, net of tax) in costs associated with the DOJ antitrust investigation, $2.5 million ($1.6 million, net of tax) in a gain realized on the sale of our investment in a Brazilian joint venture for which we had recorded an impairment charge in fiscal year 2006, as we expected at that time that our investment would not be recoverable, $2.5 million of additional tax expense resulting from the sale of Turbo in November 2006 and $9.8 million ($6.3 million, net of tax) of foreign currency transaction losses.  Diluted earnings per share for fiscal year 2007 was also impacted by our issuance of Preferred Stock in September and October 2006, which resulted in a reduction of $0.30 per share.

(5)
Results for fiscal year 2006 include $10.5 million ($6.8 million, net of tax) in costs associated with the Internal Review, $2.6 million ($1.7 million, net of tax) in costs associated with the DOJ antitrust investigation, $1.0 million in an impairment charge to reduce the value of our investment in a Brazilian joint venture, as we expected at that time that our investment would not be recoverable, a $11.4 million reduction in our provision for income taxes resulting from the resolution of tax contingencies and $5.4 million ($3.5 million, net of tax) of foreign currency transaction gains.

(6)
Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Bristow Academy (April 2007), Vortex Helicopters, Inc. (“Vortex”) (November 2007), Rotorwing Leasing Resources, L.L.C. (“RLR”) (April 2008), Bristow Norway (October 2008), and Severn Aviation (December 2008).  Amounts also include our recent investment in Líder (May 2009).

(7)
Excludes amounts related to Grasso Production Management, which are classified as discontinued operations as discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(8)	Includes long-term debt, current maturities of long-term debt and a capital lease obligation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2010, 2009 and 2008, and the related notes thereto, all of which are included elsewhere in this Annual Report.

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

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  In 2009, the credit, equity and commodity markets were volatile causing many of our oil and gas company customers to reduce capital spending plans and defer projects.  Thus far in 2010, oil prices have stabilized around $70 per barrel.  We believe that the continued stability of oil prices may lead to confidence among our customers and increased capital expenditure budgets, and we are already seeing some larger projects moving ahead that were previously on hold.

While we are cautiously optimistic that the economic conditions will continue to recover, we continue to seek ways to reduce costs and work with our customers to improve the efficiency of their operations.  Our global operations and critical mass of helicopters provide us with diversity of geographic and customer focus to help mitigate risks associated with a single market or customer and allows us to respond to increased demand in certain markets through redeployment of assets.

Although some of the global demand for our services has softened, the fundamental long-term challenge for our industry is the limited availability of new aircraft and the need throughout the industry to retire many of the older aircraft in the worldwide fleet.  Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft.  The aftermarket for sales of our older aircraft has also softened and sale prices have declined, reflecting fewer buyers with available capital.

We continue to expect to grow our business through the delivery of aircraft on order and potentially through acquisitions and investments, subject to managing through cyclical downturns in the energy industry.  Additionally, during fiscal year 2010, we invested in Brazil, an emerging market and potential growth area, through our acquisition of a 42.5% interest in Líder.  See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

On Thursday, April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig, Deepwater Horizon, that was engaged in drilling operations, sank after an apparent blowout and fire.  Although attempts are being made to seal the well, hydrocarbons have been leaking and the spill area continues to grow.  If conditions continue to deteriorate, the oil and gas companies we serve in the U. S. Gulf of Mexico may be forced to suspend operations, and our customers may elect to reduce the number of aircraft on contract.  At this time, we cannot predict the full impact of the incident and resulting spill on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in reduced activity in this market.

We expect that our cash on deposit as of March 31, 2010 of $77.8 million, cash flow from operations and proceeds from aircraft sales, as well as the $100 million borrowing capacity under our revolving credit facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $124.9 million as of March 31, 2010.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings.  However, we are currently experiencing an active bid market for new helicopter contract work for customers and our view on capital needs may change based on the success of bids in the marketplace.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates.  Throughout fiscal year 2010, our primary foreign currency exposure has related to the euro, the British pound sterling and the Australian dollar.  The value of each of these currencies has strengthened relative to the U.S. dollar causing an increase in our operating income during the fiscal year 2010.  For additional details, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

Overview of Operating Results

The following table presents our operating results and other income statement information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,061,091	$1,028,964	$32,127	3.1%
Reimbursable revenue	106,665	104,839	1,826	1.7%
Total gross revenue	1,167,756	1,133,803	33,953	3.0%
Operating expense:
Direct cost	717,178	718,375	1,197	0.2%
Reimbursable expense	105,853	102,987	(2,866)	(2.8)%
Depreciation and amortization	74,684	65,514	(9,170)	(14.0)%
General and administrative	119,701	103,656	(16,045)	(15.5)%
	1,017,416	990,532	(26,884)	(2.7)%
Gain on GOM Asset Sale (1)	—	36,216	(36,216)	(100.0)%
Gain on disposal of other assets (2)	18,665	9,089	9,576	105.4%
Earnings from unconsolidated affiliates, net of losses(2)	11,852	13,224	(1,372)	(10.4)%

Operating income	180,857	201,800	(20,943)	(10.4)%
Interest income (expense), net	(41,400)	(29,145)	(12,255)	(42.0)%
Other income (expense), net	3,036	3,368	(332)	(9.9)%
Income from continuing operations before provision for income taxes	142,493	176,023	(33,530)	(19.0)%
Provision for income taxes	(28,998)	(50,493)	21,495	42.6%

Net income from continuing operations	113,495	125,530	(12,035)	(9.6)%
Loss from discontinued operations	—	(246)	246	100.0%
Net income	113,495	125,284	(11,789)	(9.4)%
Net income attributable to noncontrolling interests	(1,481)	(2,327)	846	36.4%
Net income attributable to Bristow Group	$112,014	$122,957	$(10,943)	(8.9)%

Diluted earnings per common share from continuing operations	$3.10	$3.57	$(0.47)	(13.2)%
Operating margin (3)	15.5%	17.8%	(2.3)%	(12.9)%
EBITDA (4)	$259,589	$276,686	$(17,097)	(6.2)%
Flight hours (5)	225,699	278,140	(52,441)	(18.9)%

	Fiscal Years Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,028,964	$918,735	$110,229	12.0%
Reimbursable revenue	104,839	94,029	10,810	11.5%
Total gross revenue	1,133,803	1,012,764	121,039	12.0%
Operating expense:
Direct cost	718,375	635,327	(83,048)	(13.1)%
Reimbursable expense	102,987	91,106	(11,881)	(13.0)%
Depreciation and amortization	65,514	54,140	(11,374)	(21.0)%
General and administrative	103,656	92,833	(10,823)	(11.7)%
	990,532	873,406	(117,126)	(13.4)%
Gain on GOM Asset Sale (1)	36,216	—	36,216	100.0%
Gain on disposal of other assets (2)	9,089	9,390	(301)	(3.2)%
Earnings from unconsolidated affiliates, net of losses (2)	13,224	12,978	246	1.9%

Operating income	201,800	161,726	40,074	24.8%
Interest income (expense), net	(29,145)	(11,054)	(18,091)	(163.7)%
Other income (expense), net	3,368	1,585	1,783	112.5%
Income from continuing operations before provision for income taxes	176,023	152,257	23,766	15.6%
Provision for income taxes	(50,493)	(44,526)	(5,967)	(13.4)%
Net income from continuing operations	125,530	107,731	17,799	16.5%
Loss from discontinued operations	(246)	(3,822)	3,576	93.6%
Net income	125,284	103,909	21,375	20.6%
Net income attributable to noncontrolling interests	(2,327)	83	(2,410)	*
Net income attributable to Bristow Group	$122,957	$103,992	$18,965	18.2%

Diluted earnings per common share from continuing operations	$3.57	$3.53	$0.04	1.1%
Operating margin (3)	17.8%	16.0%	1.8%	11.3%
EBITDA (4)	$276,686	$230,176	$46,510	20.2%
Flight hours (5)	278,140	295,513	(17,373)	(5.9)%
_________
* percentage change not meaningful

(1)
On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million (the “GOM Asset Sale”).  For further details, see Note 2 in “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(2)
The gain on disposal of other assets and gain on GOM asset sale which were previously included within operating expense have been reclassified in this Annual Report to be included as a separate line below operating expense, but still within operating income.  Earnings from unconsolidated affiliates, net of losses, which were previously included in non-operating income have been reclassified in this Annual Report to be included within operating income.  Amounts presented for the fiscal years 2009 and 2008 have been revised to conform to Current Period presentation.  See Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for further discussion of these changes in presentation.

(3)	Operating margin is calculated as operating income divided by gross revenue.

(4)
Earnings before Income Taxes, Depreciation and Amortization (“EBITDA”) is a measure that has not been prepared in accordance with generally accepted accounting policies (“GAAP”) and has not been audited or reviewed by our independent auditors.  EBITDA is therefore considered a non-GAAP financial measure.  Management believes EBITDA provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. A description of adjustments and a reconciliation to net income from continuing operations, the most comparable GAAP financial measure to EBITDA is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Net income from continuing operations	$113,495	$125,530	$107,731
Provision for income taxes	28,998	50,493	44,526
Interest expense	42,412	35,149	23,779
Depreciation and amortization	74,684	65,514	54,140
EBITDA	$259,589	$276,686	$230,176

(5)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Fiscal Year 2010 Compared to Fiscal Year 2009

The increase in gross revenue is primarily due to our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own and increased rates charged to customers.  The acquisition of Bristow Norway increased revenue by $83.7 million from fiscal year 2009 to fiscal year 2010.  These increases were partially offset by decreases in revenue in North America resulting from the GOM Asset Sale and lower demand for services in that market, a decrease in fuel costs rebilled to our customers and the unfavorable impact of $19.1 million from changes in exchange rates, primarily on revenue for our Europe business unit.

Excluding the impact of the special items listed below, operating income, operating margin and EBITDA would have been $181.5 million, 15.5% and $259.6 million, respectively, in fiscal year 2010 and $160.8 million, 14.2% and $234.7 million, respectively, in fiscal year 2009, representing an improvement for each of these items.  This improvement was primarily driven by results in West Africa and Australia and an increase in gain on disposal of other assets of $9.6 million, partially offset by lower operating results in certain other business units, primarily North America and Other International, as well as increased general and administrative expenses.

Excluding the impact of the special items listed below, net income from continuing operations and diluted earnings per common share from continuing operations would have been $110.6 million and $3.02, respectively, for fiscal year 2010 and $98.3 million and $2.78, respectively, for fiscal year 2009.  In addition to the items affecting operating income discussed above, the improvement over fiscal year 2009 resulted from a $21.5 million decrease in our provision for income taxes, partially offset by a $12.3 million increase in interest expense, net.  See further discussion in “– Business Unit Operating Results – Fiscal Year 2010 Compared to Fiscal Year 2009 – Taxes” and in “– Business Unit Operating Results – Fiscal Year 2010 Compared to Fiscal Year 2009 – Interest Expense, Net.”

Fiscal year 2010 included the following special items:

•
An allowance recorded for accounts receivable due from our unconsolidated affiliate in Mexico, which we have determined are not probable of collection, which decreased operating income and EBITDA by $3.6 million, net income from continuing operations by $2.3 million and diluted earnings per share by $0.06.

•
A reduction in a bad debt allowance on accounts receivable due from a customer in Kazakhstan, which increased operating income and EBITDA by $2.5 million, net income from continuing operations by $1.6 million and diluted earnings per share by $0.04.

•
A reduction in depreciation expense recorded during the three months ended March 31, 2010 for errors in calculation of depreciation on certain aircraft in prior fiscal years, which increased operating income by $3.3 million, net income from continuing operations by $2.9 million and diluted earnings per share by $0.08.  This item had no impact on EBITDA.

•
A reversal of accruals recorded in prior fiscal years for employee taxes and tax penalties in Australia which increased operating income and EBITDA by $2.0 million, net income from continuing operations by $1.3 million and diluted earnings per share by $0.04.

•
Compensation costs associated with the departure of three of the Company’s officers, which decreased operating income and EBITDA by $4.9 million, net income from continuing operations by $3.2 million and diluted earnings per share by $0.09.

•
Hedging gains resulting from to the termination of forward contracts on euro-denominated aircraft purchase commitments, which increased EBITDA by $3.9 million, net income from continuing operations by $2.6 million and diluted earnings per share by $0.07.  This item had no impact on operating income.

Fiscal year 2009 included the following special items:

•	The Gain on GOM Asset Sale, which increased operating income and EBITDA by $36.2 million, net income from continuing operations by $23.4 million and diluted earnings per share by $0.68.

•
The impact of expense recorded during fiscal year 2009 in Australia related to local tax matters, increases in compensation costs retroactive to prior fiscal years and one time costs associated with introducing new aircraft into this market and moving aircraft within this market, which decreased operating income and EBITDA by $4.1 million, net income from continuing operations by $2.9 million and diluted earnings per share by $0.08.

•
A reduction in maintenance expense associated with a credit resulting from the renegotiation of a “power by the hour” contract for aircraft maintenance with a third party provider, which increased operating income and EBITDA by $6.8 million, net income from continuing operations by $4.8 million and diluted earnings per share by $0.14.

•
The impact of hurricanes in the U.S. Gulf of Mexico, part of our North America business unit, causing a decrease in flight revenue and increase in costs, which decreased operating income by $2.4 million, EBITDA by $2.8 million, net income from continuing operations by $1.8 million and diluted earnings per share by $0.05.

•
The April 2008 restructuring of our ownership interests in affiliates in Mexico, part of our Other International business unit, which increased operating income by $4.4 million, EBITDA by $5.9 million, net income from continuing operations by $3.7 million and diluted earnings per share by $0.11.

For further discussion of these items, see discussion of our business units under “— Business Unit Operating Results — Fiscal Year 2010 Compared to Fiscal Year 2009” included elsewhere in this Annual Report.

Additionally, our results for fiscal year 2010 were favorably impacted by changes in exchange rates versus fiscal year 2009, which resulted in an increase in operating income of $7.4 million, net income from continuing operations of $2.6 million and diluted earnings per share of $0.07.

Our results for fiscal years 2010 and 2009 are discussed herein excluding the special items detailed above as management believes these are important metrics for evaluating our operating performance, and it provides investors with additional information regarding our operating performance that is not directly available in a GAAP presentation.  These metrics are useful to investors as they eliminate items that are not a function of our current operating performance and affect our GAAP results regardless of performance.  In addition, certain of these items may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect the comparability of the results.  As non-GAAP measures, these metrics should not be viewed as an alternative to our GAAP financial statements, but should be read as a supplement to, and in conjunction with, our GAAP financial statements.

A reconciliation of our operating income, EBITDA, net income from continuing operations and diluted earnings per share from continuing operations as reported to the calculations of each of these items excluding the special items described above is as follows:

	Fiscal Year Ended
	March 31, 2010
	Operating Income	EBITDA	Net Income from Continuing Operations	Earnings Per Share from Continuing Operations
	(In thousands, except per share amounts)
As reported	$180,857	$259,589	$113,495	$3.10
Adjust for special items	683	(3)	(2,900)	(0.08)
Excluding special items	$181,540	$259,586	$110,595	$3.02

	Fiscal Year Ended
	March 31, 2009
	Operating Income	EBITDA	Net Income from Continuing Operations	Earnings Per Share from Continuing Operations
	(In thousands, except per share amounts)
As reported	$201,800	$276,686	$125,530	$3.57
Adjust for special items	(40,974)	(41,986)	(27,213)	(0.79)
Excluding special items	$160,826	$234,700	$98,317	$2.78

Fiscal Year 2009 Compared to Fiscal Year 2008

The increase in gross revenue is due primarily to the acquisitions of Bristow Norway and RLR which generated $52.1 million and $14.9 million, respectively, in additional revenue in fiscal year 2009, as well as the addition of new aircraft and contracts and the impact of improvements in our Europe, West Africa, Australia and Other International business units as a result of increases in rates for helicopter services.

Excluding the impact of the special items listed above for fiscal year 2009 and below for fiscal year 2008, operating income, operating margin and EBITDA would have been $160.8 million, 14.2% and $234.7 million, respectively, in fiscal year 2009 and $160.3 million, 15.8% and $228.8 million, respectively, in fiscal year 2008, representing no substantial year-over-year change in results.

Excluding the impact of the special items listed above for fiscal year 2009 and below for fiscal year 2008, net income from continuing operations and diluted earnings per common share from continuing operations would have been $98.3 million and $2.78, respectively, for fiscal year 2009 and $100.8 million and $3.31, respectively, in fiscal year 2008.  Diluted earnings per share for fiscal years 2009 and 2008 reflect the assumed conversion of our Preferred Stock and added approximately 6.5 million shares of Common Stock to our weighted-average share count in both fiscal years.  Primarily as a result of our June 2008 public offering and private placement of Common Stock, the weighted-average share count rose by 13% in fiscal year 2009 compared to fiscal year 2008, which resulted in the decrease in diluted earnings per share from fiscal year 2008 to fiscal year 2009 despite little change in net income from continuing operations.

Fiscal year 2008 included the following special items:

•
Costs in our Other International business unit related to a claim by a former agent, whom we terminated in connection with the Internal Review, which decreased operating income and EBITDA by $5.0 million, net income from continuing operations by $3.3 million and diluted earnings per share by $0.11.

•
Retirement related expenses for two of our corporate officers, which decreased operating income and EBITDA by $1.9 million, net income from continuing operations by $1.2 million and diluted earnings per share by $0.04.

•	Tax items that increased operating income and EBITDA by $8.3 million, net income from continuing operations by $11.4 million and diluted earnings per share by $0.37. These tax items included:

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

Additionally, our results for fiscal year 2009 were unfavorably impacted by changes in exchange rates versus fiscal year 2008, which resulted in a decrease in operating income of $12.0 million, net income from continuing operations of $9.2 million and diluted earnings per share of $0.27.

A reconciliation of our operating income, EBITDA, net income from continuing operations and diluted earnings per share from continuing operations as reported to the calculations of each of these items excluding the special items described above for fiscal year 2008 is as follows:

	Fiscal Year Ended
	March 31, 2008
	Operating Income	EBITDA	Net Income from Continuing Operations	Earnings Per Share from Continuing Operations
	(In thousands, except per share amounts)
As reported	$161,726	$230,176	$107,731	$3.53
Adjust for special items	(1,400)	(1,400)	(6,900)	(0.22)
Excluding special items	$160,326	$228,776	$100,831	$3.31

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Amounts presented below for fiscal years 2009 and 2008 have been revised to conform to current period presentations and include the following changes:

•
Beginning on April 1, 2009, there was no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.

•
As discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, earnings from unconsolidated affiliates, net of losses, which were previously included in non-operating income have been reclassified to be included within operating income and have been allocated to our business units herein.

•
Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and Other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and Other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.

Fiscal Year 2010 Compared to Fiscal Year 2009

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

North America

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$189,730	$239,426	$(49,696)	(20.8)%
Operating expense	$178,075	$210,367	$32,292	15.4%
Operating margin	6.1%	12.1%	(6.0)%	(49.6)%
Flight hours	79,345	125,980	(46,635)	(37.0)%

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

We added four new large S-92 aircraft to the U.S. Gulf of Mexico market during fiscal year 2009, which will allow us to meet the requirements of offshore customers operating in deeper water.  We have also introduced the AW139 medium helicopter to our fleet and took delivery of additional medium S-76 C++s.  Although we expect the U.S. Gulf of Mexico to be a challenging market in fiscal year 2011, larger equipment that is capable of carrying more passengers longer distances is expected to generate higher revenues and profit margins.

As discussed under “– Executive Overview – Market Outlook” above, the recent incident where a drilling rig in the U.S. Gulf of Mexico sank and the resulting oil spill could have an impact on our operations in this market and on the ability of our customers to operate in deep water.

Europe

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$452,998	$402,858	$50,140	12.2%
Operating expense	$384,771	$334,445	$(50,326)	(15.0)%
Earnings from unconsolidated affiliates, net	$8,826	$9,204	$(378)	(4.1)%
Operating margin	17.0%	19.3%	(2.3)%	(11.9)%
Flight hours	54,537	47,493	7,044	14.8%

Gross revenue and flight hours for Europe increased primarily as a result of: a full year of results from Bristow Norway which we began consolidating effective October 31, 2008, which resulted in an increase of $83.7 million and 9,558 hours, respectively; ad hoc flying in the North Sea; and an increase in out-of-pocket costs rebilled to our customers (reimbursable revenue).  The impact of these improvements was partially offset by the unfavorable impact of changes in exchange rates and a lower level of contractual escalation billings in fiscal year 2010.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($71.5 million).  The increase in operating expense was partially offset by reduced operating expense resulting from the impact of changes in exchange rates.  Additionally, operating expense decreased in fiscal year 2010 as a result of correcting prior period errors ($3.3 million) relating to depreciation expense.  Earnings from unconsolidated affiliates includes earnings from our equity investment in FBS Limited, FB Heliservices Limited and FB Leasing Limited, which did not change significantly from fiscal year 2009 to fiscal year 2010.  Operating margin decreased due to the unfavorable impact of exchange rates as well as the inclusion of Bristow Norway for a full year as Bristow Norway has a lower operating margin than the rest of the Europe business unit.

West Africa

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$219,212	$192,427	$26,785	13.9%
Operating expense	$156,802	$151,006	$(5,796)	(3.8)%
Operating margin	28.5%	21.5%	7.0%	32.6%
Flight hours	35,142	39,027	(3,885)	(10.0)%

Flight hours for West Africa decreased as a result of a decrease in demand for aircraft in this market by certain existing customers, partially offset by the addition of new contracts and ad hoc work.  Despite the decrease in flight hours, gross revenue increased due to rate escalations under existing contracts and higher rates earned on new contracts and on ad hoc flying.

The increase in operating expense was primarily a result of increases in salaries and benefits, maintenance and insurance expense.  Also, during fiscal year 2010 we recorded a charge of $1.8 million to reduce the carrying value of obsolete inventory.  The increase in operating expense was partially offset by a favorable impact from changes in exchange rates.  Excluding the impact of changes in exchange rates, the operating margin for West Africa was 23.1% in fiscal year 2010, which was slightly improved over fiscal year 2009 due to rate escalations under existing contracts and higher rates earned on new contracts and ad hoc work.

We experience periodic disruption to our operations in Nigeria related to civil unrest and violence.  During August 2009, the unions representing our national staff in Nigeria were on strike, but have since returned to work while discussions are ongoing.  These factors have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$130,698	$113,801	$16,897	14.8%
Operating expense	$100,324	$107,043	$6,719	6.3%
Operating margin	23.2%	5.9%	17.3%	293.2%
Flight hours	12,302	15,087	(2,785)	(18.5)%

Flight hours for Australia decreased due to a decrease in activity in this market since fiscal year 2009.  Despite the decrease in flight hours, gross revenue increased due to a shift to larger aircraft on contract, some of which are new aircraft earning higher rates, a favorable impact from changes in exchange rates and an increase in reimbursable revenue.

Operating expense decreased primarily due to decreased activity and cost reduction initiatives including decreases in maintenance, fuel and travel expenses.  Operating expense was also decreased as a result of the reversal of costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities on these matters during fiscal year 2010.  During fiscal year 2009, we incurred salary, maintenance and other costs on aircraft that were not fully operational as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.  Operating margin improved due to both an increase in aircraft on contract, some of which are new aircraft earning higher rates, and the decrease in costs discussed above.

Other International

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$135,426	$147,395	$(11,969)	(8.1)%
Operating expense	$112,480	$111,642	$(838)	(0.8)%
Earnings from unconsolidated affiliates, net	$3,026	$4,073	$(1,047)	(25.7)%
Operating margin	19.2%	27.0%	(7.8)%	(28.9)%
Flight hours	44,373	50,553	(6,180)	(12.2)%

Flight hours and gross revenue decreased primarily due to our exit from Mauritania, Kazakhstan, Peru and Colombia and decreased activity in Trinidad, partially offset by an increase in activity in Libya (due to a new contract), Mexico (due to an increase in rates and activity) and Brazil (due to aircraft maintenance support provided on aircraft in Brazil).

Operating expense increased due an increase to the bad debt allowance of $4.6 million in Mexico and the inclusion in fiscal year 2009 of $1.2 million in escalation charges to a customer in Russia, partially offset by increases in Brazil (due to $2.3 million of earnings generated from our investment in Líder in fiscal year 2010), Kazakhstan (due to a reversal of $2.5 million of bad debt expense) and Libya (due to a new contract).  Earnings from unconsolidated affiliates, net of losses, decreased as fiscal year 2010 included earnings of $2.3 million from our investment in Líder on May 26, 2009 while fiscal year 2009 included $3.6 million in equity earnings due to collection of past due receivables by RLR (see discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).  Earnings from unconsolidated affiliates in Mexico and Egypt were not substantially changed from fiscal year 2009 to fiscal year 2010.  Equity in earnings from our investment in Líder included $1.7 million attributable to foreign currency transaction gains.

In January 2010, we acquired an additional 29% interest in Rotorwing Leasing Resources, L.L.C (“RLR”) for $7.6 million and as a result own 99% of RLR.  We have the option to purchase the remaining 1% of RLR on January 18, 2015, or earlier if the current 1% interest holder ceases to be a guarantor of 30% of RLR’s outstanding debt to a lender.  Additionally, in January and February 2010, we and our partner contributed $4.6 million and $14.5 million, respectively, to Heliservicio, in which we have a 24% equity method investment.  This recent contribution did not change our ownership percentage in Heliservicio. RLR has leased all of its aircraft to Heliservicio.  As of March 31, 2010, Heliservicio owed RLR and other of our subsidiaries $12.8 million; we have provided an allowance for doubtful accounts of $4.6 million.

As a result of the expiration of our partner’s aircraft operating certificate in Kazakhstan in mid-October, we have removed our two aircraft from this market.  Neither we nor our partner in Kazakhstan are operating in this market, which resulted in a reduction in revenue.  During fiscal year 2010, we had revenue from our operations in Kazakhstan totaling $8.6 million and operating income totaling $3.5 million (including $2.5 million of reversal of bad debt allowance) versus $11.9 million of revenue and $1.4 million of operating income in fiscal year 2009.

Corporate and Other

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$43,815	$39,886	$3,929	9.9%
Operating expense	89,087	78,019	(11,068)	(14.2)%
Losses from unconsolidated affiliates	—	53	53	100.0%
Operating loss	$(45,272)	$(38,186)	$(7,086)	(18.6)%

Corporate and Other includes our Bristow Academy business unit, technical services business and Corporate costs that have not been allocated out to other business units.

Gross revenue increased due to increased revenue at Bristow Academy as a result of increased military training and the acquisition of additional training aircraft, partially offset by a decrease in technical services revenue due to timing of part sales.

Operating expense increased due to increases in Corporate and Bristow Academy.  Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased from fiscal year 2009 due to $4.9 million of compensation costs from the departure of three officers during fiscal year 2010 and higher expense recorded for incentive compensation during fiscal year 2010.  Operating expense increased at Bristow Academy primarily due to increased business volume as well as costs of operating additional aircraft.  The operating margin improved for Bristow Academy from 3.1% in fiscal year 2009 to 8.1% in fiscal year 2010 due to the fact that the military training contracts yield a higher margin of return.  During fiscal year 2010, approximately 370 pilots graduated from Bristow Academy; we hired 22 graduates as instructors at Bristow Academy and 11 graduates as pilots (mostly former instructors) into our other business units.

Interest Expense, Net

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$1,012	$6,004	$(4,992)	(83.1)%
Interest expense	(45,484)	(45,515)	31	0.1%
Amortization of debt discount	(2,976)	(2,217)	(759)	(34.2)%
Amortization of debt fees	(1,985)	(1,905)	(80)	(4.2)%
Capitalized interest	8,033	14,488	(6,455)	(44.6)%
Interest expense, net	$(41,400)	$(29,145)	$(12,255)	(42.0)%

Interest income decreased as a result of lower interest rates generally, a decrease in cash invested during fiscal year 2010 and our shift from higher yielding investments to lower yielding investments in response to financial market conditions.  Capitalized interest decreased due to a decrease in the average amount of construction in progress during fiscal year 2010.

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$(1,197)	$1,419	$(2,616)	(184.4)%
Other	4,233	1,949	2,284	117.2%
Total	$3,036	$3,368	$(332)	(9.9)%

Other income (expense), net includes $3.9 million of hedging gains realized during fiscal year 2010 due to termination of forward contracts on a euro-denominated aircraft purchase commitments.  During fiscal year 2009, we realized $1.4 million in gains from the Mexico Reorganization.  We have various intercompany loans that require revaluations resulting in foreign currency transaction gains or losses as foreign currency rates fluctuate, which resulted in losses of $1.2 million for fiscal year 2010 and foreign currency gains of $1.4 million in fiscal year 2009.  See further discussion of foreign currency transactions under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

Taxes

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	20.4%	28.7%	8.3%	28.9%
Net foreign tax on non-U.S. earnings	$12,330	$23,246	$10,916	47.0%
Benefit of foreign earnings indefinitely reinvested abroad	(38,886)	(39,017)	(131)	0.3%
Increase (decrease) in valuation allowance for foreign tax credit utilization	26	(46)	(72)	*
Expense (benefit) from change in tax contingency	4,053	3,260	(793)	*
Tax expense on GOM Asset Sale	—	12,810	(12,810)	*
________
* percentage change not meaningful

Our effective tax rate for fiscal year 2010 and fiscal year 2009 was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Proposals have recently been put forth in the U.S. which, if enacted into law, would significantly change the U.S. taxation of U.S.-based multinational businesses such as ours.  These proposals include, but are not limited to, amending the foreign tax credit rules which would have the likely effect of reducing the foreign tax credit available to offset U.S. income tax and increase the double taxation of our non-U.S. earnings and deferring the deductibility of expenses to the extent the deductions are deemed related to the production of certain non-U.S. income.  Additionally, a number of tax provisions have expired for our fiscal years ending after March 31, 2010.  While there are several legislative proposals to extend multiple expiring provisions, there is no certainty regarding which provisions will be extended, the effective date of the extension or the changes that may be made to extension provisions prior to their being enacted into law.  Enactment of new provisions or the failure to extend the expired provisions could have a material impact on the amount of our earnings subject to tax in the U.S. as well as the timing for subjecting such earnings to U.S. tax.  See Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for further information on the tax treatment of our foreign earnings.

Noncontrolling Interest

Noncontrolling interest expense for fiscal year 2010 was $1.5 million compared to $2.3 million for fiscal year 2009.  The decrease in noncontrolling interest expense is primarily due to decreases in income from RLR of $0.2 million and our Russian subsidiary of $0.6 million during fiscal year 2010.  See Note 3 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2009 Compared to Fiscal Year 2008

Set forth below is a discussion of the results of operations of our business units.  Our consolidated results are discussed under “Executive Overview — Overview of Operating Results” above.

North America

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$239,426	$233,553	$5,873	2.5%
Operating expense	$210,367	$199,775	$(10,592)	(5.3)%
Operating margin	12.1%	14.5%	(2.4)%	(16.6)%
Flight hours	125,980	147,802	(21,822)	(14.8)%

Gross revenue for North America increased primarily due to an increase in billings to our customers for fuel costs, a favorable shift in the mix of aircraft type utilized towards more medium and large aircraft in fiscal year 2009 (partially driven by the sale of 53 small aircraft in the GOM Asset Sale on October 30, 2008) as medium and large aircraft earn higher rates than small aircraft and new contract work in Alaska.  This increase was partially offset by the negative impact of hurricanes in the Gulf of Mexico during fiscal year 2009 as well as a decrease in flight hours resulting from the sale of the aircraft included in the GOM Asset Sale.  In connection with the GOM Asset Sale, we entered into a Transition Services Agreement (“TSA”) with the buyer under which we agreed to operate the aircraft included in the GOM Asset Sale until operational control was transferred to the buyer’s FAA operating certificate.  We generated $2.1 million in revenue from the TSA during fiscal year 2009, which also partially offset the loss of revenue from the sale of the aircraft.

Operating expense for North America increased due to the fact that some of our bases were damaged by hurricanes in fiscal year 2009 and we incurred higher than normal operating costs, such as unreimbursed property expenses and evacuation and redeployment expenses.  Also contributing to increases in operating expenses were increases in salaries and fuel costs during fiscal year 2009.  Fuel costs are mostly recovered from our customers.  Primarily as a result of the hurricanes in fiscal year 2009, the operating margin for this business unit decreased from fiscal year 2009 to fiscal year 2008.  We essentially recovered our costs under the TSA, which was completed in the March 2009 quarter.

The GOM Asset Sale resulted in a pre-tax gain of $36.2 million, or $0.68 per diluted share after tax, which is recorded in Gain on GOM Asset Sale in our consolidated statement of income in fiscal year 2009.

Europe

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$402,858	$361,857	$41,001	11.3%
Operating expense	$334,445	$286,840	$(47,605)	(16.6)%
Earnings from unconsolidated affiliates, net	$9,204	$10,243	$(1,039)	(10.1)%
Operating margin	19.3%	23.6%	(4.3)%	(18.2)%
Flight hours	47,493	44,343	3,150	7.1%

Gross revenue for Europe increased primarily as a result of the consolidation of Bristow Norway effective October 31, 2008 ($52.1 million), increases in reimbursable revenue, additional aircraft in this market, billings to our customers for fuel costs and increased rates under new and existing contracts, partially offset by the impact of exchange rate changes as the U.S. dollar strengthened against the British pound sterling during fiscal year 2009 and by reduced search and rescue work.  We previously provided search and rescue services for the U.K. Maritime Coastguard Agency (“MCA”).  The four bases under the contract were transitioned to another operator during the period from July 1, 2007 until April 3, 2008.  We had $1.5 million and $20.9 million in revenue and $0.9 million and $13.6 million in operating expense associated with the MCA contract, for fiscal years 2009 and 2008, respectively.  We sold one of the search and rescue aircraft in January 2008 and three additional aircraft during fiscal year 2009.  Additionally, fiscal year 2009 included $3.6 million in revenue related to contractual rate escalations and retroactive rate adjustments applicable to services performed in prior periods and $1.6 million in other revenue adjustments related to prior periods.  Fiscal year 2009 included revenue associated with contractual rate escalations for services performed in prior periods totaling $2.0 million.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($48.3 million), increases in reimbursable costs, a bad debt provision of $1.3 million for a customer that went into receivership, a $1.5 million impairment charge for obsolete inventory, fuel costs (which are generally rebilled to our customers), allocations of overhead costs, depreciation (resulting from changes in the mix of aircraft) and other costs (including training, freight and travel), partially offset by the impact of exchange rate changes, reduced third party lease expense and search and rescue work costs.  As a result of the loss of the higher margin search and rescue contract and the consolidation of Bristow Norway (which earned lower operating margins than the remainder of the Europe business unit), operating margin for Europe decreased from fiscal year 2008 to fiscal year 2009.

West Africa

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$192,427	$170,770	$21,657	12.7%
Operating expense	$151,006	$140,250	$(10,756)	(7.7)%
Operating margin	21.5%	17.9%	3.6%	20.1%
Flight hours	39,027	38,170	857	2.2%

Gross revenue for West Africa increased primarily as a result of increased rates under our contracts with major customers in Nigeria and a general increase in flight activity in this market over fiscal year 2008 resulting from new contracts and additional ad hoc flying.

Operating expense for West Africa increased primarily a result of increases in various operating expenses, including freight, training and travel, and increased local taxes in fiscal year 2009, partially offset by decreases in maintenance costs and salaries and benefits.  During fiscal year 2008, we reversed $6.7 million in accruals for sales tax contingency items in Nigeria.  The tax contingency items reversed included $5.4 million associated with sales taxes and $1.3 million associated with employee taxes.  Compensation in fiscal year 2008 included approximately $2.5 million in costs incurred for staff redundancies.  Operating margin for West Africa increased primarily as a result of the increase in rates.  Additionally, changes in exchange rates in fiscal year 2009 resulted in a decrease in operating expense.

Australia

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$113,801	$102,777	$11,024	10.7%
Operating expense	$107,043	$85,053	$(21,990)	(25.9)%
Operating margin	5.9%	17.2%	(11.3)%	(65.7)%
Flight hours	15,087	14,371	716	5.0%

Gross revenue for Australia increased due to increased flight activity as a result of addition of aircraft to this market and rate increases since fiscal year 2008.  Although higher than fiscal year 2008, revenue in Australia was lower than expected, as a portion of our fleet did not generate revenue during fiscal year 2009, due to delays in planned contracts, unscheduled maintenance and re-positioning of aircraft.

Operating expense increased as a result of costs associated with the increase in activity from fiscal year 2008, partially offset by the impact of changes in foreign currency exchange rates.  Operating expense increased more than revenue during fiscal year 2009 as a result of:

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

Additionally, fiscal year 2009 included $4.1 million in costs associated with local tax matters, retroactive compensation increases and one time costs associated with introducing new aircraft into Australia and re-positioning of aircraft within this business unit.  Operating margin decreased as a result of the increase in costs coupled with a portion of our fleet not generating revenue during fiscal year 2009.

Other International

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$147,395	$119,721	$27,674	23.1%
Operating expense	$111,642	$101,893	$(9,749)	(9.6)%
Earnings from unconsolidated affiliates, net of losses	$4,073	$2,896	$1,177	40.6%
Operating margin	27.0%	17.3%	9.7%	56.1%
Flight hours	50,553	50,827	(274)	(0.5)%

Gross revenue for Other International increased primarily due to the $14.9 million impact from the consolidation of RLR effective April 1, 2008, recognition of revenue on an accrual basis and additional contracts in Mexico as well as increased revenue in Russia (which primarily resulted from $1.2 million in escalation charges agreed to by a customer in Russia in fiscal year 2009 and increased rates), Ghana (as a result of a new short-term contract), Libya (re-entry into the market), Turkmenistan (as a result of a new short-term contract) and Mauritania (increased flight hours).  These increases were partially offset by lower revenue in Trinidad as a result of decrease in activity and decreased revenue from aircraft leases to our unconsolidated affiliate in Egypt (which resulted from the operation of two less aircraft by the end of fiscal year 2009).

Operating expense increased primarily due to the $11.7 million impact from the consolidation of RLR effective April 1, 2008, an increase in costs as a result of commencing operations in Ghana, costs to mobilize an aircraft to Libya, and an increase in costs in Kazakhstan resulting from higher maintenance costs in fiscal year 2009 and the inclusion of a bad debt provision release in fiscal year 2008.  These increases were partially offset by a decrease in operating expense due to a reduction in activities in Egypt and the impact of changes in exchange rates in fiscal year 2009.  Additionally, fiscal year 2008 included $5.0 million in costs related to a claim by a former agent whom we terminated in connection with the Internal Review and $1.5 million in additional expense related to amortization of an intangible asset related to an acquisition in Russia.

Corporate and Other

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$39,886	$27,375	$12,511	45.7%
Operating expense	78,019	62,884	(15,135)	(24.1)%
Losses from unconsolidated affiliates	53	161	108	67.1%
Operating loss	$(38,186)	$(35,670)	$(2,516)	(7.1)%

Gross revenue for Bristow Academy increased $9.6 million as a result of the expansion of Bristow Academy through the acquisition of Vortex in November 2007 and Severn in December 2008, as well as additional training hours under military contracts.  Gross revenue for technical services increased as a result of increased part sales.

Operating expense increased due to increases in Corporate and Bristow Academy.  Corporate operating expense increased by a total of $1.9 million over fiscal year 2008, $0.9 million of which was primarily due to the addition of corporate personnel, an overall increase in salaries and benefits and legal and other professional fees related to the DOJ investigation relating to the Internal Review.  In addition to these increases, corporate operating expense for fiscal year 2009 also increased as compared to fiscal year 2008 as we reversed $1.0 million of previously accrued settlement costs in connection with our settlement of the SEC investigation in fiscal year 2008 (see further discussion of the Internal Review and SEC investigation in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report).  Operating expense for Bristow Academy increased $8.0 million primarily due to increased business volume.  Operating margin for Bristow Academy improved from (5.5)% for fiscal year 2008 to 3.1% for fiscal year 2009 as a result of the expansion of Bristow Academy.

Interest Expense, Net

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Interest income	$6,004	$12,725	$(6,721)	(52.8)%
Interest expense	(45,515)	(35,284)	(10,231)	(29.0)%
Amortization of debt discount	(2,217)	—	(2,217)	(100.0)%
Amortization of debt fees	(1,905)	(1,380)	(525)	38.0%
Capitalized interest	14,488	12,885	1,603	12.4%
Interest expense, net	$(29,145)	$(11,054)	$(18,091)	(163.7)%

Interest expense, net of interest income, increased primarily due to additional interest expense of $9.5 million associated with the 3% Convertible Senior Notes issued in June 2008 and the 7½% Senior Notes issued in June and November 2007.  Also, interest income was lower during fiscal year 2009 versus fiscal year 2008 as a result of our lower level of interest rates generally and our shift in cash from higher yielding investments to lower yielding investments in response to the condition of global financial markets (see further discussion in “— Liquidity and Capital Resources —  Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report).  The increase was partially offset by an increase in capitalized interest.

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (gains)	$1,419	$1,460	$(41)	(2.8)%
Other	1,949	125	1,824	*
Total	$3,368	$1,585	$1,783	112.5%
________
* percentage change not meaningful

Other income (expense), net, for fiscal year 2009 was $3.4 million compared to $1.6 million for fiscal year 2008, primarily resulting from $1.4 million in gains realized from the Mexico Reorganization and $1.4 million in foreign currency transaction gains during fiscal year 2009.  We have various intercompany loans that that require revaluations resulting in foreign currency transaction gains or losses as foreign currency rates fluctuate which resulted in gains of $1.4 million and $1.5 million for fiscal years 2009 and 2008, respectively.  See further discussion of foreign currency transactions under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

Taxes

	Fiscal Year Ended March 31,		Favorable
	2009	2008	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	28.7%	29.2%	0.5%	1.7%
Net foreign tax on non-U.S. earnings	$23,246	$10,837	$(12,409)	*
Benefit of foreign earnings indefinitely reinvested abroad	(39,017)	(14,042)	24,975	*
Increase (decrease) in valuation allowance for foreign taxcredit utilization	(46)	(1,552)	(1,506)	*
Expense (benefit) from change in taxcontingency	3,260	(2,228)	(5,488)	*
Tax expense on GOM Asset Sale	12,810	—	(12,810)	*
________
* percentage change not meaningful

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

The overall effective tax rate for fiscal year 2009 was impacted by a $3.0 million benefit related to tax elections filed in fiscal year 2009 as part of our overall tax restructuring initiatives and the net accrual of $3.3 million in uncertain tax positions.  Excluding these items, as well as the impact of the GOM Asset Sale, our overall effective tax rate from continuing operations for fiscal year 2009 was 27.1%.  The effective tax rate for fiscal year 2008 was impacted by the reduction in the U.K. corporate tax rate, which resulted in a $2.5 million decrease in our provision for income taxes and a benefit of $3.5 million associated with transactions completed during fiscal year 2008 in connection with an internal reorganization completed on March 31, 2008.  Excluding these items, our effective tax rate from continuing operations for fiscal year 2009 was 33.2%.  For further details on the internal reorganizations in 2009 and 2008, see Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Noncontrolling  Interests

Noncontrolling interest expense for fiscal year 2009 was $2.3 million of expense compared to $0.1 million of income for fiscal year 2008.  The increase in noncontrolling interest expense is due to increases in income from our Russian subsidiary as well as noncontrolling interest of $0.7 million during fiscal year 2009 due to the consolidation of RLR effective April 1, 2008.  See Note 3 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report.

Discontinued operations

Discontinued operations for fiscal year 2009 incurred a $0.2 million after-tax loss compared to a $3.8 million after-tax loss in fiscal year 2008.  We previously provided production management services, contract personnel and medical support services in the U.S. Gulf of Mexico to the domestic oil and gas industry under the Grasso Production Management (“Grasso”) name.  As discussed in Note 1 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, on November 2, 2007, we sold Grasso, and therefore the financial results for our Production Management Services segment are classified as discontinued operations.  The $0.2 million after-tax loss during fiscal year 2009 resulted from purchase price adjustments from the sale of Grasso.  The loss for fiscal year 2008 is due to taxes associated with non-deductible goodwill of $4.9 million recorded in the provision for income taxes on discontinued operations on our consolidated statement of income, as well as $1.5 million in transaction expenses partially offset by the $1.0 million gain on sale and $2.2 million of pre-sale operating income.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash from operations to fund our investing and financing activities.  While our principal source of liquidity for the past three years has been financing cash flows which we have used to fund our fleet investment program and other investments, we have also generated significant operating cash flows.  We maintain a conservative capital structure to provide financial flexibility.  Accordingly, since the beginning of fiscal year 2007 we have raised $1.0 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.4 billion on capital expenditures to grow our business.  In addition, other significant factors that affect our overall management of liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of available bank lines of credit and ability to attract long-term capital at satisfactory terms.

Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations.  One of our unconsolidated affiliates has been unable to secure financing and we have seen a decline in the demand for helicopter services, primarily in the exploration and development sector, with more limited declines in the production sector.  We have assessed the implications of these factors on our current business and are continuing to closely monitor the impact on our customers and suppliers.

We issued $115.0 million of 3% Convertible Senior Notes and 4,996,900 shares of Common Stock in a public offering and private placement in June 2008.  We expect that our cash on deposit as of March 31, 2010 of $77.8 million, cash flow from operations and proceeds from aircraft sales, as well as the $100 million borrowing capacity under our revolving credit facility, will be sufficient to satisfy our remaining aircraft purchase commitments of $124.9 million as of March 31, 2010.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise additional capital through new financings.  However, we are currently experiencing an active bid market for new helicopter contract work for customers, and our view on capital needs may change based on the success of bids in the marketplace.

Due to the significant investment in aircraft made in fiscal years 2010, 2009 and 2008, net capital expenditures exceeded cash flow from operations, and this could continue in fiscal year 2011.  In addition to payments for aircraft commitments of $76.4 million, we expect to invest approximately $55 million in various infrastructure enhancements, including aircraft facilities, training centers and technology in fiscal year 2011.  See a discussion of our cash flows during fiscal years 2010, 2009 and 2008 below.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $195.4 million, $127.9 million and $87.6 million during fiscal years 2010, 2009 and 2008, respectively.  Non-cash working capital generated $2.4 million in cash flows from operating activities during fiscal year 2010 and used $31.5 million and $99.6 million in cash flows from operating activities during fiscal years 2009 and 2008, respectively.  During fiscal years 2010 and 2008, equity earnings in excess of dividends received used $0.5 million and $3.7 million, respectively, in cash flow and during fiscal year 2009, equity earnings less than dividends received generated $3.3 million in cash flow as a result of dividend payments received from an unconsolidated affiliate.  During fiscal years 2010 and 2009, we pre-funded fiscal years 2011 and 2010 employer contributions for the U.K. pension plan, resulting in decreases in operating cash flow of $19.9 million and $14.3 million, respectively.

Investing Activities

Cash flows used in investing activities were $411.7 million, $369.5 million and $310.1 million for fiscal years 2010, 2009 and 2008, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
Number of aircraft delivered:
Small	4	5	4
Medium	14	11	14
Large	7	10	8
Fixed wing	1	—	1
Training	—	10	9
Total aircraft (1)	26	36	36
Capital expenditures (in thousands):
Aircraft and related equipment	$286,421	$445,138	$328,479
Other	20,502	9,772	9,524
Total capital expenditures	$306,923	$454,910	$338,003
_________

(1)	Includes seven aircraft in fiscal year 2010, three aircraft in fiscal year 2009, and two aircraft in fiscal year 2008 that were not acquired through orders.

In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:

Fiscal Year 2010 — In January and February 2010, we and our partner contributed $4.6 million and $14.5 million, respectively, to Heliservicio, in which we have a 24% equity method investment.  This recent contribution did not change our ownership percentage in Heliservicio.

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $179.9 million, including transaction costs incurred in fiscal years 2010 and 2009.  See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Additionally, we received proceeds of $78.7 million primarily from the disposal of 22 aircraft and certain other equipment and insurance recoveries.

Fiscal Year 2009 — On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million, resulting in a pre-tax gain of $36.2 million.  See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

In addition to the GOM Asset Sale, we received proceeds of $36.9 million primarily from the disposal of 13 aircraft and certain other equipment, which together resulted in a net gain of $9.5 million, and recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.

On October 31, 2008, our then equity method investee, Norsk Helikopter AS (“Norsk”), distributed 100% of the common stock of its wholly-owned subsidiary, Lufttransport AS, to its controlling shareholder.  Concurrently, we acquired from the controlling shareholder the remaining 51% interest in Norsk not already owned by us.  As a result of these transactions, we now own 100% of Norsk, which as discussed previously we subsequently renamed Bristow Norway, and consolidate this entity effective October 31, 2008.

The purchase consideration related to our acquisition of the remaining 51% interest in Norsk was $16.3 million, representing the fair value of the 51% interest in Norsk.  We also recorded in additional paid-in-capital a change of interest gain of $2.5 million in connection with the disposition of our indirect 49% interest in Lufttransport AS.  Also, on October 31, 2008, we made a capital contribution of $30.2 million to 100% owned Norsk.

We allocated $26.1 million, comprised of $16.3 million paid to the controlling shareholder plus $9.8 million of the net liabilities of Norsk, on the date of acquisition, to aircraft, property, identifiable intangibles and goodwill.

  As discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, effective April 1, 2008, we sold a 25% interest in Heliservicio, an unconsolidated affiliate of ours operating in Mexico, in return for a small aircraft with a value of $2.4 million.  We now own a 24% interest in Heliservicio.  This transaction resulted in a gain of $1.4 million.  We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR.  This increased our interest in this entity to 70% from 49%.  The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our consolidated statement of cash flows for fiscal year 2009.

In December 2008, we acquired Severn, a multi-engine instrument flight training provider located in Gloucestershire, England, in exchange for our assumption of $3.5 million in debt, which we repaid prior to December 31, 2008.

Fiscal Year 2008 — As discussed in Note 2 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report, during fiscal year 2008 we acquired all of the common equity of Bristow Academy for $15.0 million in cash.  We also assumed $5.7 million in debt as part of this transaction which was repaid during fiscal year 2008.  Additionally, we acquired Vortex for $2.0 million in November 2007.  We contributed capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement, the funds of which were used by RLR towards the purchase of a medium aircraft.

As discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, on November 2, 2007, we sold Grasso for approximately $22.5 million, subject to post-closing adjustments, including $7.8 million received in fiscal year 2008.

Additionally, we received proceeds of $26.6 million from the disposal of 39 aircraft and insurance recoveries.

Financing Activities

Cash flows used in financing activities was $21.7 million for fiscal year 2010 and provided by financing activities were $297.9 million and $328.9 million for fiscal years 2009 and 2008, respectively.

During fiscal year 2010, cash was used for the payment of Preferred Stock dividends of $6.3 million and repayment of debt totaling $11.2 million.  We purchased an additional 29% interest in RLR in January 2010 for $7.6 million.  Cash was provided by issuance of Common Stock upon exercise of stock options of $3.6 million.  On September 15, 2009, each outstanding share of Preferred Stock was converted into 1.418 shares of Common Stock, resulting in the issuance of 6,522,800 shares of Common Stock.  As a result, dividends will not be paid on Preferred Stock in future periods.

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

During fiscal year 2008, cash was provided by our issuance of 7½% Senior Notes completed in June and November 2007, resulting in net proceeds of $344.7 million, and by our receipt of proceeds of $5.8 million from the exercise of options to acquire shares of our Common Stock primarily by our employees.  Cash was used for the payment of Preferred Stock dividends of $12.7 million and the repayment of debt totaling $10.1 million.  See further discussion of outstanding debt as of March 31, 2010 and our debt issuances and redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Financial Condition and Sources of Liquidity

The following table summarizes our capital structure and sources of liquidity as of March 31, 2010 and 2009:

	March 31,
	2010	2009
	(In thousands)
Capital structure:
7½% Senior Notes due 2017	$350,473	$350,537
6⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038	96,043	93,067
Other debt	40,045	50,309
Total debt	716,561	723,913
Stockholders’ investment	1,349,799	1,225,180
Total capital	$2,066,360	$1,949,093
Liquidity:
Cash	$77,793	$300,969
Undrawn borrowing capacity on revolving credit facility	100,000	100,000

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2010 was $716.6 million, of which $15.4 million was classified as current.  Our significant debt maturities relate to our $230 million of 6⅛% Senior Notes, $350 million of 7½% Senior Notes and $115 million of 3% Convertible Senior Notes, which mature in 2013, 2017 and 2038 (with the first put date in 2015), respectively.

See further discussion of outstanding debt as of March 31, 2010 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Pension Obligations

As of March 31, 2010, we had recorded on our balance sheet a $106.6 million pension liability related to the Bristow Helicopters Group Limited (a wholly-owned subsidiary of Bristow Aviation), Bristow International Aviation (Guernsey) Limited and Bristow Norway pension plans.  The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date.  The minimum funding rules of the U.K. require us to make scheduled contributions in amounts sufficient to bring the plan up to 90% funded (as defined by U.K. legislation) within three years and 100% funded within 10 years.  In order to meet our funding requirements, we increased the contributions to the plans to £7.3 million ($10.5 million) per year beginning in fiscal year 2008 and continuing in fiscal year 2009.  We pre-funded the fiscal year 2010 employer contributions for the U.K. pension plans in March 2009 for £10.0 million ($14.3 million), and also pre-funded the fiscal year 2011 employer contributions during March 2010 for £13.1 million ($19.9 million).  Nevertheless, regulatory agencies in the U.K. may require us to further increase the contributions.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2010 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report:

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2011	2012– 2013	2014 - 2015	2016 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$735,046	$15,366	$7,186	$237,486	$475,008	$—
Interest	350,844	45,162	89,629	67,873	148,180	—
Aircraft operating leases (2)	63,824	7,462	9,578	8,400	38,384	—
Other operating leases (3)	59,214	17,106	11,642	7,962	22,504	—
Capital lease obligation	11,602	998	2,293	2,293	6,018	—
Pension obligations (4)	165,797	19,880	40,862	42,000	63,055	—
Aircraft purchase obligations (5)	124,899	76,443	48,456	—	—	—
Other purchase obligations (6)	18,627	18,423	204	—	—	—
Tax reserves (7)	8,827	—	—	—	—	8,827
Total contractual cash obligations	$1,538,680	$200,840	$209,850	$366,014	$753,149	$8,827
Other commercial commitments:
Debt guarantees (8)	$15,167	$—	$15,167	$—	$—	$—
Other guarantees (9)	26,352	1,706	5,974	18,672	—	—
Letters of credit	1,661	1,661	—	—	—	—
Contingent consideration (10)	44,625	8,500	36,125	—	—	—
Other commitments (11)	72,124	6,900	19,224	46,000	—	—
Total commercial commitments	$159,929	$18,767	$76,490	$64,672	$—	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.5 million and unamortized discount on the 3% Convertible Senior Notes of $19.0 million.

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

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that the U.K. and Norway pensions will be fully funded in approximately seven and ten years, respectively.  As of March 31, 2010, we had recorded on our balance sheet a $106.6 million pension liability associated with these obligations.  The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

(8)	We have guaranteed the repayment of up to £10 million ($15.2 million) of the debt of FBS Limited, an unconsolidated affiliate.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time.  As of March 31, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 312 million Mexican pesos ($25.1 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from CIC, our partner in Heliservicio, for 76% ($20.0 million) of the surety bonds outstanding.

(10)
The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year period ending December 31, 2011.  Based on Líder’s preliminary unaudited results for the period ended December 31, 2009, the initial $8.5 million earn-out payment was not earned, leaving maximum possible total earn-out payments of $44.6 million.

(11)
In connection with the Bristow Norway acquisition (see “Part I.  Item I.  Business — Overview” included elsewhere in this Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft.  One of the options was exercised in December 2009 and one option expired.  Two of these aircraft are not currently operated by Bristow Norway, but our former partner has agreed to purchase the aircraft and lease the aircraft to Bristow Norway for an initial period of five years, with three one-year options for extension, as soon as practicable.  The remaining aircraft lease expires in August 2011.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes.  The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.  Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes.  These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate.  We believe that an appropriate liability has been established for estimated exposures.  However, actual results may differ materially from these estimates.  We review these liabilities quarterly.  During fiscal years 2010 and 2009, we had net accruals of reserves for estimated tax exposures of $4.1 million and $3.3 million, respectively.  During fiscal year 2008, we had net reversals of reserves for estimated income tax exposures of $2.2 million.  These reversals were made in the periods in which the statute of limitations for the related exposures expired.  We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.  As of March 31, 2010 and 2009, we had $8.8 million and $5.3 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part.  When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable.  As of March 31, 2009, our valuation allowance against certain deferred tax assets, primarily U.S. foreign tax credit carry forwards, was $1.0 million.  We did not materially increase or decrease the valuation allowance during the fiscal year 2010 as it remains at $1.0 million as of March 31, 2010.  If our facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period.  Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2010 that are indefinitely reinvested abroad of $300.5 million.  Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes.  At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

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

Property and Equipment

Our net property and equipment represents 69% percent of our total assets as of March 31, 2010.  We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

Allowance for Doubtful Accounts

We establish allowances for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur.  In establishing these allowances, we consider a number of factors, including our historical experience, changes in our customer’s financial position and restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services.  We derive a significant portion of our revenue from services to major integrated oil and gas companies and government-owned or government-controlled oil and gas companies.  Our receivables are concentrated in certain oil-producing countries.  We generally do not require collateral or other security to support client receivables.  If the financial condition of our clients was to deteriorate or their access to freely-convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

Inventory Allowance

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option.  Expected volatilities are based on historical volatility of shares of our Common Stock, which has not been adjusted for any expectation of future volatility given uncertainty related to the future performance of our Common Stock at this time.  We also use historical data to estimate the expected term of the options within the option pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of the options represents the period of time that the options granted are expected to be outstanding.  For a detail of the assumptions used for fiscal year 2010, see Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks.  The majority of our revenue and expense from our North Sea operations are in British pound sterling.  Approximately 22% of our gross revenue for fiscal year 2010 was translated for financial reporting purposes from British pound sterling into U.S. dollars.  In addition, some of our contracts to provide services internationally provide for payment in foreign currencies, such as Australian dollars, euros, Norwegian kroner, and Trinidad and Tobago dollars.  Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs.  We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars.  As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries.  Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Throughout fiscal years 2010, 2009 and 2008, our primary foreign currency exposure has been to the euro, the British pound sterling, the Australian dollar and the Nigerian naira.  The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Year Ended March 31,
	2010	2009	2008
One British pound sterling into U.S. dollars
High	1.70	2.01	2.11
Average	1.61	1.72	2.01
Low	1.44	1.37	1.94
At period-end	1.52	1.43	1.99
One euro into U.S. dollar
High	1.51	1.60	1.58
Average	1.42	1.42	1.42
Low	1.29	1.24	1.33
At period-end	1.35	1.33	1.58
One Australian dollar into U.S. dollars
High	0.94	0.98	0.95
Average	0.83	0.79	0.87
Low	0.69	0.61	0.78
At period-end	0.92	0.69	0.91
One Nigerian naira into U.S. dollar
High	0.0069	0.0088	0.0089
Average	0.0067	0.0081	0.0083
Low	0.0063	0.0066	0.0079
At period-end	0.0067	0.0069	0.0086
_________

Source:  Bank of England and Oanda.com

We estimate that the fluctuation of these currencies versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year Ended March 31, 2010
Revenue	$(19,092)
Operating expense	26,987
Earnings from unconsolidated affiliates, net of losses	(475)
Non-operating expense	566
Income from continuing operations before provision for income taxes	7,986
Provision for income taxes	(2,795)
Net income from continuing operations	5,191
Cumulative translation adjustment	34,846
Total stockholders’ investment	$40,037

A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating income and income from continuing operations before provision for income taxes for fiscal year 2010 as follows:

	Euro	British pound sterling	Nigerian Naira	Australian dollar

Revenue	0.4%	2.5%	0.0%	1.1%
Operating expenses	0.8%	2.4%	0.6%	0.8%
Income from continuing operations before provision for income taxes	(2.4)%	4.0%	(4.2)%	3.6%

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

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies.  We entered into forward contracts during fiscal years 2010 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2010.  We had eight open forward contracts as of March 31, 2009, which had rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €614,625 and €13,217,175, for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  The hedge expiring in January 2010 was settled in November 2009.  As of March 31, 2009, the fair value of these contracts was a liability of $8.5 million.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  The derivative liability is included in other accrued liabilities in our consolidated balance sheets.  For fiscal year 2010, we recognized gains of $3.9 million relating to early settlement of these forward contracts in our consolidated statements of income as a component of other income (expense), net.  No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal year 2009.

In the past three fiscal years, our stockholders’ investment has decreased by $65.2 million as a result of translation adjustments.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency losses of $1.2 million during fiscal year 2010 and foreign currency gains of approximately $1.4 million and $1.5 million, respectively, during fiscal years 2009 and 2008, primarily related to the British pound sterling.  See “Fiscal Year 2010 Compared to Fiscal Year 2009 — Other income (Expense), net” and “Fiscal Year 2009 Compared to Fiscal Year 2008 — Other Income (Expense), net” included elsewhere in this Annual Report for discussion of transaction gains and losses.

During fiscal year 2010, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated third party maintenance contracts.  As of March 31, 2010, the fair value of the three open contracts was a liability of $0.1 million with strike/call prices ranging from 0.9183 British pound sterling per euro to 0.9249 British pound sterling per euro and underlying notional values totaling €2,850,000, expiring in June 2010.  The related strike/put prices and the expiration dates are the same as the calls but have underlying notional values totaling €1,425,000.  These contracts were designated as hedges for accounting purposes, and as such, any changes to the fair value of the derivative instruments are recorded in accumulated other comprehensive loss if the hedge is deemed to be effective.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2010 would result in a $10.3 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk

The market for our services and products is primarily the offshore oil and gas industry, and our customers consist primarily of major integrated, international and independent oil and gas producers.  We perform ongoing credit evaluations of our customers and have not historically required material collateral.  We maintain allowances for potential credit losses, and such losses have been within management’s expectations.

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

Interest Rate Risk

As of March 31, 2010, we have $716.6 million of debt outstanding, $23.9 million of which carries a variable rate of interest.  The market value of our fixed rate debt fluctuates with changes in interest rates.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The estimated fair value of our total debt as of March 31, 2010 and 2009 was $723.0 million and $571.4 million, respectively, based on quoted market prices for the publicly listed 7½% Senior Notes, 6⅛% Senior Notes, 3% Convertible Senior Notes and the carrying value for all of our other debt, which approximates fair value.

If prevailing market interest rates had been 1% higher as of March 31, 2010, and all other factors effecting our debt remained the same, the fair value of the 7½% Senior Notes, the 6⅛% Senior Notes and 3% Convertible Senior Notes would have decreased by $42.1 million or 6.2%.  Under comparable sensitivity analysis as of March 31, 2009, the fair value of the 7½% Senior Notes, the 6⅛% Senior Notes and 3% Convertible Senior Notes would have decreased by $31.0 million or 6.0%.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (the Company) and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Houston, Texas
May 21, 2010

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$999,249	$964,060	$868,929
Operating revenue from affiliates	61,842	64,904	49,806
Reimbursable revenue from non-affiliates	103,019	99,608	87,325
Reimbursable revenue from affiliates	3,646	5,231	6,704
	1,167,756	1,133,803	1,012,764
Operating expense:
Direct cost	717,178	718,375	635,327
Reimbursable expense	105,853	102,987	91,106
Depreciation and amortization	74,684	65,514	54,140
General and administrative	119,701	103,656	92,833
	1,017,416	990,532	873,406

Gain on GOM Asset Sale	—	36,216	—
Gain on disposal of other assets	18,665	9,089	9,390
Earnings from unconsolidated affiliates, net of losses	11,852	13,224	12,978

Operating income	180,857	201,800	161,726

Interest income	1,012	6,004	12,725
Interest expense	(42,412)	(35,149)	(23,779)
Other income (expense), net	3,036	3,368	1,585
Income from continuing operations before provision for income taxes	142,493	176,023	152,257
Provision for income taxes	(28,998)	(50,493)	(44,526)
Net income from continuing operations	113,495	125,530	107,731
Discontinued operations:
Income (loss) from discontinued operations before provision for income taxes	—	(379)	1,722
Provision for income taxes on discontinued operations	—	133	(5,544)
Loss from discontinued operations	—	(246)	(3,822)
Net income	113,495	125,284	103,909
Net (income) loss attributable to noncontrolling interests	(1,481)	(2,327)	83
Net income attributable to Bristow Group	112,014	122,957	103,992
Preferred stock dividends	(6,325)	(12,650)	(12,650)
Net income available to common stockholders	$105,689	$110,307	$91,342

Basic earnings per common share:
Earnings from continuing operations	$3.23	$3.96	$4.00
Loss from discontinued operations	—	—	(0.16)
Net earnings	$3.23	$3.96	$3.84

Diluted earnings per common share:
Earnings from continuing operations	$3.10	$3.57	$3.53
Loss from discontinued operations	—	(0.01)	(0.12)
Net earnings	$3.10	$3.56	$3.41

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,793	$300,969
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $0.2 million and $0.6 million, respectively	203,312	194,030
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.7 million and $3.4 million, respectively	16,955	22,644
Inventories	186,863	165,438
Prepaid expenses and other current assets	31,448	20,226
Total current assets	516,371	703,307
Investment in unconsolidated affiliates	204,863	20,265
Property and equipment – at cost:
Land and buildings	86,826	68,961
Aircraft and equipment	2,036,962	1,823,011
	2,123,788	1,891,972
Less – Accumulated depreciation and amortization	(404,443)	(350,515)
	1,719,345	1,541,457
Goodwill	31,755	44,654
Other assets	22,286	24,888
	$2,494,620	$2,334,571

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$48,545	$44,892
Accrued wages, benefits and related taxes	35,835	39,939
Income taxes payable	2,009	—
Other accrued taxes	3,056	3,357
Deferred revenues	19,321	17,593
Accrued maintenance and repairs	10,828	10,317
Accrued interest	6,430	6,434
Other accrued liabilities	14,508	20,164
Deferred taxes	10,217	6,195
Short-term borrowings and current maturities of long-term debt	15,366	5,909
Total current liabilities	166,115	154,800
Long-term debt, less current maturities	701,195	718,004
Accrued pension liabilities	106,573	81,380
Other liabilities and deferred credits	20,842	16,741
Deferred taxes	143,324	127,266
Commitments and contingencies (Note 8)
Stockholders’ investment:
5.50% mandatory convertible preferred stock, $.01 par value, none authorized and outstanding as of March 31, 2010 and 4,600,000 shares authorized and outstanding as of March 31, 2009; entitled in liquidation to $230 million; net of offering costs of $7.4 million	—	222,554
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,954,040 as of March 31, 2010 (exclusive of 1,291,325 treasury shares) and 29,111,436 as of March 31, 2009 (exclusive of 1,281,050 treasury shares)	359	291
Additional paid-in capital	677,397	436,296
Retained earnings	820,145	718,493
Accumulated other comprehensive loss	(148,102)	(152,454)
	1,349,799	1,225,180
Noncontrolling interests	6,772	11,200
	1,356,571	1,236,380
	$2,494,620	$2,334,571

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$113,495	$125,284	$103,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,684	65,514	54,241
Deferred income taxes	15,517	25,522	17,571
(Gain) loss on disposal of discontinued operations	—	379	(1,019)
Discount amortization on long-term debt	2,976	2,217	—
Gain on GOM Asset Sale	—	(36,216)	—
Gain on disposal of other assets	(18,665)	(9,089)	(9,393)
Gain on Heliservicio investment sale	—	(1,438)	—
Stock-based compensation	13,944	10,179	9,546
Equity in earnings from unconsolidated affiliates (in excess of) less than dividends received	(532)	3,311	(3,720)
Tax benefit related to stock-based compensation	—	(248)	(1,738)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	22,421	(17,571)	(32,600)
Inventories	(18.295)	(23,007)	(18,969)
Prepaid expenses and other assets	8,423	10,639	(18,249)
Accounts payable	(1,819)	(5,023)	7,019
Accrued liabilities	(8,373)	3,475	(36,766)
Other liabilities and deferred credits	(8,417)	(26,066)	17,725
Net cash provided by operating activities	195,359	127,862	87,557
Cash flows from investing activities:
Capital expenditures	(306,923)	(454,910)	(338,003)
Proceeds from asset dispositions	78,730	101,920	26,623
Acquisitions, net of cash received	—	(16,513)	(14,622)
Net proceeds from sale of discontinued operations	—	—	21,958
Note issued to unconsolidated affiliate	—	—	(4,141)
Investment in unconsolidated affiliate	(183,540)	—	(1,960)
Net cash used in investing activities	(411,733)	(369,503)	(310,145)
Cash flows from financing activities:
Proceeds from borrowings	—	115,000	350,622
Debt issuance costs	—	(3,768)	(5,882)
Repayment of debt and debt redemption premiums	(11,225)	(23,529)	(10,054)
Distributions to noncontrolling interest owners	—	(2,468)	—
Partial prepayment of put/call obligation	(76)	(220)	(163)
Acquisition of noncontrolling interest	(7,621)	—	(507)
Preferred Stock dividends paid	(6,325)	(12,650)	(12,650)
Issuance of common stock	3,594	225,259	5,756
Tax benefit related to stock-based compensation	—	248	1,738
Net cash (used in) provided by financing activities	(21,653)	297,872	328,860
Effect of exchange rate changes on cash and cash equivalents	14,851	(45,312)	(410)
Net (decrease) increase in cash and cash equivalents	(223,176)	10,919	105,862
Cash and cash equivalents at beginning of period	300,969	290,050	184,188
Cash and cash equivalents at end of period	$77,793	$300,969	$290,050
Supplemental disclosure of non-cash investing activities:
Accrued proceeds on insurance claim	$7,104	$—	$15,582
Contribution of note receivable and aircraft to RLR	$—	$(6,551)	$—
Aircraft received for investment in Heliservicio	$—	$2,410	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(in thousands, except share amounts)

	Preferred Stock	Preferred Stock (Shares)	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income
March 31, 2007	$222,554	4,600,000	$236	23,585,370	$169,353	$515,589	$5,445	$(36,075)	$877,102
Issuance of common stock through incentive compensation	—	—	3	338,315	17,037	—	—	—	17,040
Preferred stock dividends declared	—	—	—	—	—	(12,650)	—	—	(12,650)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(509)	—	(509)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(189)	—	(189)
Currency translation adjustments	—	—	—	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	103,992	(83)	—	103,909	$103,909
Other comprehensive income	—	—	—	—	—	—	—	(12,598)	(12,598)	(12,598)
March 31, 2008	222,554	4,600,000	239	23,923,685	186,390	606,931	4,570	(48,673)	972,011	$91,311
Issuance of common stock through incentive compensation	—	—	2	190,851	11,134	—	—	—	11,136
Issuance of common stock through public offering and private placement	—	—	50	4,996,900	223,867	—	—	—	223,917
Preferred stock dividends declared	—	—	—	—	—	(12,650)	—	—	(12,650)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	—	5,013	—	5,013
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(220)	—	(220)
Adjustment to noncontrolling interests	—	—	—	—	—	—	93	—	93
Currency translation adjustments	—	—	—	—	—	—	(583)	—	(583)
Acquisition of additional investment in an unconsolidated affiliate	—	—	—	—	—	1,255	—	—	1,255
Net income	—	—	—	—	—	124,308	2,327	—	126,635	$126,635
Other comprehensive income	—	—	—	—	—	—	—	(103,781)	(103,781)	(103,781)
March 31, 2009, previously reported	222,554	4,600,000	291	29,111,436	421,391	719,844	11,200	(152,454)	1,222,826	22,854
Adoption of new accounting rules related to convertible debt	—	—	—	—	14,905	(1,351)	—	—	13,554	(1,351)
March 31, 2009	222,554	4,600,000	291	29,111,436	436,296	718,493	11,200	(152,454)	1,236,380	$21,503
Issuance of common stock through incentive compensation	—	—	3	319,804	16,095	—	—	—	16,098
Conversion of preferred stock	(222,554)	(4,600,000)	65	6,522,800	222,489	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(6,325)	—	—	(6,325)
Non-cash distribution of noncontrolling interest	—	—	—	—	—	(4,037)	(3,584)	—	(7,621)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(76)	—	(76)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,468)	—	(2,468)
Change of interest gain - Bristow Norway	—	—	—	—	2,517	—	—	—	2,517	—
Currency translation adjustments	—	—	—	—	—	—	219	—	219
Net income	—	—	—	—	—	112,014	1,481	—	113,495	$113,495
Other comprehensive income	—	—	—	—	—	—	—	4,352	4,352	4,352
March 31, 2010	$—	—	$359	35,954,040	$677,397	$820,145	$6,772	$(148,102)	$1,356,571	$117,847

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Bristow Group Inc., a Delaware corporation (together with its consolidated entities and predecessors, unless the context requires otherwise, “Bristow Group,” the “Company,” “we,” “us,” or “our”), is a leading provider of helicopter services to the worldwide offshore energy industry.  With a fleet of 594 aircraft as of March 31, 2010, including 204 held by unconsolidated affiliates, Bristow Group and its affiliates conduct helicopter operations in most of the major offshore oil-producing regions of the world.  Certain of our affiliates also provide helicopter military training, search and rescue services and helicopter flight training.

Basis of Presentation

The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities after elimination of all significant intercompany accounts and transactions.  Investments in affiliates in which we own 50% or less of the equity but have retained the majority of the economic risk of the operating assets and related results are consolidated.  Certain of these entities are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary.  See discussion of these VIEs in Note 3.  Other investments in affiliates in which we own 50% or less of the equity but have the ability to exercise significant influence are accounted for using the equity method.  Investments which we do not consolidate or in which we do not exercise significant influence are accounted for under the cost method.  These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in value.  Dividends from cost method investments are recognized in earnings from unconsolidated affiliates, net of losses, when received.

Effective April 1, 2008, we began consolidating  Rotorwing Leasing Resources, L.L.C. (“RLR”).  Effective October 31, 2008, we began consolidating Norsk Helikopter AS.  See Note 3 for further details.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ended March 31, 2010 is referred to as fiscal year 2010.

The following changes in presentation have been reflected in the consolidated statements of income:

•
Gain on disposal of other assets and gain on GOM asset sale which were previously included within operating expense have been reclassified to be included as a separate line below operating expense, but still within operating income.  We believe this presentation is preferable as our disposals of assets typically result in gains, which would reduce operating expense and not provide a clear presentation of our costs incurred to generate our revenue.

•
Earnings from unconsolidated affiliates, net of losses, which were previously excluded from operating income have been reclassified to be included within operating income.  We believe this presentation is preferable as the operations of our unconsolidated affiliates are integral to our operations as these entities are involved in aircraft operations similar to ours in markets where governmental regulations limit foreign ownership of aircraft companies or where conditions favor entering into joint venture arrangements with local partners.

Amounts presented for the fiscal years ended March 31, 2009 and 2008 have been revised to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  Areas where critical accounting estimates are made by management include:

•	Taxes;

•	Property and equipment;

•	Pension benefits;

•	Allowance for doubtful accounts;

•	Inventory allowance;

•	Contingent liabilities;

•	Goodwill, intangible and other long-lived asset impairment; and

•	Stock–based compensation.

Cash and Cash Equivalents — Our cash equivalents include funds invested in highly-liquid debt instruments with original maturities of 90 days or less.

Accounts Receivable — Trade and other receivables are stated at net realizable value.  We grant short-term credit to our customers, primarily major integrated, national and independent oil and gas companies.  We establish allowances for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur.  In establishing these allowances, we consider a number of factors, including our historical experience, change in our customers’ financial position and restrictions placed on the conversion of local currency into U.S. dollars, as well as disputes with customers regarding the application of contract provisions to our services.

Prior to April 1, 2008, because of uncertainty as to collectability, lease revenue from Heliservicio Campeche S.A. de C.V. (“Heliservicio”) and Hemisco International, Inc. (“Hemisco”) (collectively, “HC”), unconsolidated affiliates in Mexico, was recognized as collected.  Therefore, during fiscal year 2008 and prior fiscal years, we recorded allowances against all amounts billed to HC and did not recognize revenue until cash was received.  Upon receipt of cash, we reduced the related allowance against the accounts receivable from these entities and recognized revenue.  We changed from the cash to accrual basis of recognizing revenue on billings to HC effective April 1, 2008.  See Note 3 for a discussion of operations of these unconsolidated affiliates.

The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates, for fiscal years 2010, 2009 and 2008:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Balance – beginning of fiscal year	$4,009	$5,817	$5,009
Additional allowances (1)	5,441	4,633	12,370
Write-offs and collections (2)	(4,495)	(6,404)	(11,662)
Foreign currency effects	1	(37)	100
Balance – end of fiscal year	$4,956	$4,009	$5,817
_________

(1)	Includes $10.0 million of amounts recorded as a reduction in revenue for services billed to HC in the fiscal year ended March 31, 2008.

(2)
Includes amounts collected from HC and recorded as revenue in fiscal years 2009 and 2008 of $4.2 million and $8.8 million, respectively, related to amounts previously reserved for services provided in prior fiscal years.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts.  The following table is a rollforward of the allowance related to obsolete and excess inventory for fiscal years 2010, 2009 and 2008:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Balance – beginning of fiscal year	$9,969	$11,827	$10,993
Expense	8,632	4,305	3,269
Inventory disposed and scrapped	(5,406)	(3,503)	(2,529)
Foreign currency effects	490	(2,660)	94
Balance – end of fiscal year	$13,685	$9,969	$11,827

Property and Equipment — Property and equipment are stated at cost.  Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $152.8 million and $230.1 million as of March 31, 2010 and 2009, respectively.  Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of aircraft range from 5 to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost.  The estimated useful lives for buildings on owned properties range from 15 to 40 years.  Other depreciable assets are depreciated over estimated useful lives ranging from 3 to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease).  The costs and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

Goodwill — Goodwill represents the excess of cost over fair value of assets of businesses acquired.  Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized.  We test the carrying amount of goodwill for impairment annually on March 31 and whenever events or circumstances indicate impairment may have occurred.  In applying a fair value based test, estimates are made of the expected future cash flows to be derived from the reporting unit.  Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our services, capital needs, economic trends and other factors.

Goodwill totaling $31.8 million and $44.7 million as of March 31, 2010 and 2009, respectively, relates to our business units as follows (in thousands):

	Europe	Bristow Academy	West Africa	Other International	Total
March 31, 2008	$—	$8,945	$6,730	$—	$15,675
Purchase price adjustments to previously acquired goodwill	—	340	—	—	340
Acquired goodwill	27,561	874	—	576	29,011
Foreign currency translation	—	—	(372)	—	(372)
March 31, 2009	27,561	10,159	6,358	576	44,654
Purchase price adjustments to previously acquired goodwill (1)	(11,835)	—	—	—	(11,835)
Foreign currency translation	(1,082)	51	(33)	—	(1,064)
March 31, 2010	$14,644	$10,210	$6,325	$576	$31,755

(1)	Relates to the correction of an immaterial error related to the acquisition of an additional interest in Norsk Helikopter AS as discussed in Note 2.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

We assessed the goodwill associated with the related operations for impairment as of March 31, 2010 and 2009.  Our assessments indicated that there was no impairment of goodwill.  The assessments were based in part on assumptions regarding the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only) and current market values for similar businesses’ and involved the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital.  The current market conditions and economic climate are very volatile, and it is possible such conditions could last longer or become more severe.  In which case, we could recognize an impairment charge in the future with respect to goodwill.  Goodwill totaling approximately $4.8 million as of March 31, 2010 is expected to be deductible for tax purposes.

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values.  Intangible assets by type were as follows (in thousands):

	Customer contracts	Non-compete agreements	Customer relationships	Licenses	Total
	Gross Carrying Amount
March 31, 2008	$—	$3,413	$—	$—	$3,413
Purchase price adjustments to previously acquired intangible assets	—	(340)	—	—	(340)
Acquired intangible assets	6,291	320	1,513	720	8,844
Foreign currency translation	(18)		(5)	(3)	(26)
March 31, 2009	6,273	3,393	1,508	717	11,891
Acquired intangible assets	—	—	—	—	—
Foreign currency translation	783	—	210	100	1,093
March 31, 2010	$7,056	$3,393	$1,718	$817	$12,984
	Accumulated Amortization
March 31, 2008	$—	$(683)	$—	$—	$(683)
Amortization expense	(468)	(641)	(63)	(58)	(1,230)
March 31, 2009	(468)	(1,324)	(63)	(58)	(1,913)
Amortization expense	(1,254)	(757)	(168)	(80)	(2,259)
March 31, 2010	$(1,722)	$(2,081)	$(231)	$(138)	$(4,172)
Weighted average remaining contractual life, in years	4.3	1.7	8.9	8.5	3.9

Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2011	$2,259
2012	2,057
2013	1,502
2014	1,502
2015 and thereafter	1,492
$8,812

The non-compete agreements relate to Bristow Academy.  The customer contracts, customer relationships and licenses in the table above relate to the Bristow Norway acquisition (see Note 2).

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.  Assets to be disposed of are classified as current assets in prepaid expenses and other current assets in our consolidated balance sheet and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.  We did not recognize any impairment charges related to long-lived assets in fiscal years 2010, 2009 and 2008.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Impairment of 50% or Less Owned Companies — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows.  When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value.  Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments.  We did not recognize any impairment charges related to our investments in 50% or less owned companies in fiscal years 2010, 2009 and 2008.

Other Assets — In addition to the intangible assets discussed above, other assets as of March 31, 2010 and 2009 primarily include debt issuance costs of $10.1 million and $12.9 million, respectively, which are being amortized over the life of the related debt.

Contingent Liabilities — We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated.  Our contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities.  Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which become known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss.  Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period.  Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized.

Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in gain on disposal of other assets when we have received proof of loss documentation or are otherwise assured of collection of these amounts.

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned.  We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a customer contract exists; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable; and collection is probable.  More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed.  The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown.  These contracts are for varying periods and generally permit the customer to cancel the contract before the end of the term.  We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration.  The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown.  In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services.  We recognize the impact of these rate increases when the criteria outlined above have been met.  This generally includes written recognition from the customers that they are in agreement with the amount of the rate escalation.  In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold.  Fuel costs in excess of this threshold are generally reimbursed by the customer.  Cost reimbursements from customers are recorded as reimbursable revenue in our consolidated statements of income.

Pension Benefits — See Note 10 for a discussion of our accounting for pension benefits.

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

We recognize tax benefits attributable to uncertain tax positions when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision for income taxes.

Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars.  Balance sheet information is presented based on the exchange rate as of the balance sheet date, and income statement information is presented based on the average conversion rate for the period.  The various components of stockholders’ investment are presented at their historical average exchange rates.  The resulting difference after applying the different exchange rates is the cumulative translation adjustment.  Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies.  An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as cumulative translation adjustments and are reported in stockholders’ investment as accumulated other comprehensive gains or losses.  Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency losses of approximately $1.2 million in fiscal year 2010 and gains of approximately $1.4 million and $1.5 million during fiscal years 2009 and 2008, respectively.

Derivative Financial Instruments — See Note 7 for a discussion of our accounting for derivative financial instruments.

Incentive Compensation — See Note 10 for a discussion of our accounting for stock-based and other compensation arrangements.

Other Income (Expense), Net — The amounts for fiscal years 2010, 2009 and 2008 primarily include the foreign currency transaction gains and losses described under “Foreign Currency” above.  Additionally, other income (expense), net includes $3.9 million of hedging gains realized in fiscal year 2010 resulting from termination of forward contracts on euro-denominated aircraft purchase commitments.  Fiscal year 2009 also includes a $1.4 million gain related to the sale of 25% of our investment in Heliservicio (see Note 2).

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

On April 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard changed the accounting and reporting for minority interests by re-characterizing them as noncontrolling interests and classifying them as a component of stockholders’ investment in our consolidated balance sheet and requires net income attributable to both the parent and the noncontrolling interests to be disclosed separately on the face of the consolidated statement of income.  The presentation and disclosure requirements of this new accounting standard require retrospective application to all prior periods presented and enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners.  Upon adoption of this new accounting standard, we have presented the noncontrolling interest as stockholders’ investment on our consolidated balance sheets as of March 31, 2010 and 2009 and presented net income attributable to noncontrolling interests separately on our consolidated statements of income for fiscal years 2010, 2009, and 2008.  Prior year amounts were previously included in mezzanine stockholders’ investment and minority interest expense on our consolidated balance sheets and consolidated statements of income, respectively.  The effect as of April 1, 2007 of the adoption of this accounting standard was a reduction in the reported noncontrolling interest in mezzanine equity of $4.3 million, which was subsequently reclassified as a component of stockholders’ investment.

On April 1, 2009, we adopted a newly issued accounting standard regarding enhanced disclosures about an entity’s derivative and hedging activities, which does not impact the accounting for such activities.  See Note 7 for further discussion and disclosures.

On April 1, 2009, we adopted a newly issued accounting standard regarding convertible debt instruments that may be settled in cash upon conversion.  This accounting standard requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible.  This accounting standard must be applied retrospectively to all instruments.  In June 2008, we issued 3% Convertible Senior Notes due 2038 (the “3% Convertible Senior Notes”) which are subject to this accounting standard.  We applied the provisions of this accounting standard, on a retrospective basis, to our consolidated financial statements.   See Note 5 for further discussion of the 3% Convertible Senior Notes.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment changes how a reporting entity identifies a controlling financial interest in a VIE from the current quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE.  This amendment is effective for us on April 1, 2010 on a prospective basis.  We are currently evaluating the impact of this amendment, if any, on our financial position, cash flows and results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 2 — ACQUISITIONS AND DISPOSITIONS

Líder Acquisition

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $179.9 million, including transaction costs incurred in fiscal years 2010 and 2009.  The investment is accounted for under the equity method of accounting.  In connection with this transaction, Líder purchased one large and four medium aircraft from us for $55.0 million, resulting in a net cash outlay of $124.9 million.  For the next five years, Bristow Group has the right to provide 100% of Líder’s helicopter lease requirements as well as the right to lease 50% of Líder’s total medium and large helicopter requirements that it would otherwise fulfill through purchase or finance lease.

Additionally, the terms of the purchase agreement include incremental earn-out payments of $8.5 million for each year in the three-year period ending December 31, 2011 and a cumulative earn-out payment up to an additional $27.6 million based on the achievement of growth targets over the three-year period ending December 31, 2011.  If fully earned, these payments would total $53.1 million.  Based on Líder’s financial results for the period ended December 31, 2009, the initial $8.5 million earn-out payment was not earned, leaving a maximum possible total of earn-out payments of $44.6 million.  In connection with the acquisition of our interest in Líder, we entered into a shareholders’ agreement that defines certain rights held by shareholders of Líder. Pursuant to the shareholders’ agreement, we are entitled to appoint one of the five members of Líder’s board of directors and our approval is required for certain actions. The shareholders’ agreement also includes provisions relating to the transfer of Líder shares, including provisions that restrict the sale by us of our Líder shares for three years, provide us with a right of first refusal on certain secondary sales and a tag along right for transfers of shares and require our consent for an initial public offering by Líder in specified circumstances.

Bristow Norway Acquisition

On October 31, 2008, our then equity method investee, Norsk Helikopter AS (“Norsk”), distributed 100% of the common stock of its wholly-owned subsidiary, Lufttransport AS, to its controlling shareholder.  Concurrently, we acquired from the controlling shareholder the remaining 51% interest in Norsk not already owned by us.  As a result of these transactions, we now own 100% of Norsk, which we subsequently renamed Bristow Norway, and consolidate this entity effective October 31, 2008.

The purchase consideration related to our acquisition of the remaining 51% interest in Norsk was $16.3 million, representing the fair value of the 51% interest in Norsk.  We also recorded in additional paid-in-capital a change of interest gain of $2.5 million in connection with the disposition of our indirect 49% interest in Lufttransport AS.  Also, on October 31, 2008, we made a capital contribution of $30.2 million to 100% owned Norsk.
We allocated $26.1 million, comprised of $16.3 million paid to the controlling shareholder plus $9.8 million of the net liabilities of Norsk, on the date of acquisition, to aircraft, property, identifiable intangibles and goodwill.  The following table summarizes the assets and liabilities of Norsk consolidated as of October 31, 2008 (in thousands):

Current assets	$44,079
Property and equipment	35,384
Other assets	24,421
Total assets	103,884
Current liabilities, including debt	(49,572)
Long-term debt, less current maturities	(18,418)
Other long-term liabilities	(3,853)
Total liabilities	(71,843)
Net assets	$32,041

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

The consolidated balance sheet as of March 31, 2010 reflects the correction of immaterial errors made in the allocation of purchase price and calculation of the change of interest gain from what was previously presented in the consolidated balance sheet as of March 31, 2009 as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2009.  The correction of these errors resulted in a reduction in goodwill from that previously presented by $11.8 million with an offsetting reduction of $9.8 million in the change of interest gain recorded in additional paid-in-capital and a $2.0 million reduction in cumulative translation adjustment.  The change of interest gain of $12.3 million included in our consolidated balance sheet as of March 31, 2009 was reclassified from accumulated other comprehensive income to additional paid-in-capital prior to this correction being made.  These errors were not material to our consolidated financial statements for fiscal year 2009.

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

Revenue of $24.8 million and $42.6 million were generated from these former customers in fiscal years 2009 and 2008, respectively, representing 10% and 18% of revenue for the North America business unit in such periods.

HC and RLR

Effective April 1, 2008, we sold a 25% interest in Heliservicio, an unconsolidated affiliate of ours operating in Mexico, in return for a small aircraft with a value of $2.4 million.  We now own a 24% interest in Heliservicio.  This transaction resulted in a gain of $1.4 million.  We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR, which increased our ownership interest to 70% in this entity.  Collectively, these transactions are referred to as the Mexico Reorganization.  The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our consolidated statement of cash flows for fiscal year 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The RLR portion of the Mexico Reorganization was accounted for in consolidation as a step acquisition and resulted in a step up in the basis of aircraft owned by RLR of $1.2 million, additional goodwill of approximately $0.6 million and the consolidation of RLR debt (see Note 5) on our consolidated balance sheet.  The following table summarizes the assets and liabilities of RLR consolidated as of April 1, 2008 (in thousands):

Current assets	$7,404
Property and equipment	35,811
Other assets	584
Total assets acquired	43,799
Current liabilities, including debt	(8,062)
Long-term debt, less current maturities	(17,231)
Total liabilities assumed	(25,293)
Net assets acquired	$18,506

The following summarizes the effect of the Mexico Reorganization on April 1, 2008 (in thousands, except per share amount):

Recognition of previously reserved billings: (1)
Revenue from affiliates and operating income	$782
Earnings from unconsolidated affiliates, net of losses (2)	3,647
Gain on Heliservicio investment sale	1,438
Income from continuing operations before provision for income taxes	5,867
Tax effect	(2,167)
Income from continuing operations	$3,700
Diluted earnings per share for fiscal year 2009	$0.11
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

In January 2010, we acquired an additional 29% interest in RLR for $7.6 million and as a result now own 99% of RLR.  We have the option to purchase the remaining 1% of RLR on January 18, 2015, or earlier if the current 1% interest holder ceases to be a guarantor of 30% of RLR’s outstanding debt to Whitney National Bank.  Additionally, in January and February 2010, we and our partner contributed $4.6 million and $14.5 million, respectively, to Heliservicio.  This recent contribution did not change our ownership percentage in Heliservicio.  RLR has leased all of its aircraft to Heliservicio.  As of December 31, 2009, Heliservicio owed RLR and other Bristow Group subsidiaries $29.7 million.  Subsequent to the January 2010 contributions to Heliservicio, Heliservicio settled a portion of the amounts due to us and our partner for services provided to Heliservicio in prior periods.  Heliservicio has remaining outstanding amounts due to us totaling $12.8 million as of March 31, 2010; we have provided an allowance for doubtful accounts of $4.6 million ($0.9 million of which relates to disputed invoices).

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Grasso Disposition

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

Revenue related to Grasso was $30.8 million for fiscal year 2008.  Net cash flows for discontinued operations attributable to operating, investing and financing activities were not significant for fiscal year 2008.

Bristow Academy Acquisitions

On April 2, 2007, we acquired all of the common equity of Helicopter Adventures, Inc. (“HAI”), a leading flight training provider with operations in Titusville, Florida, and Concord, California, for approximately $15.0 million in cash.  We also assumed $5.7 million of debt as part of this transaction.  Upon purchase, HAI was renamed Bristow Academy Inc. (“Bristow Academy”).  In November 2007, Bristow Academy acquired Vortex Helicopters, Inc. (“Vortex”), a flight training school in New Iberia, Louisiana, for $2.0 million.  In December 2008, we acquired Severn Aviation, a multi-engine instrument flight training provider located in Gloucestershire, England, in exchange for our assumption of $3.5 million in debt, which we repaid prior to December 31, 2008.  These facilities combine to form our Bristow Academy business unit.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total).  We also have £91.0 million (approximately $138.0 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $731.3 million as of March 31, 2010.  No interest payments have been paid through March 31, 2010.

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

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares.  Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement.  The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) regarding the suitability of the new holder of the Bristow Aviation shares.  The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor.  However, we would work diligently to find a E.U. investor suitable to the CAA.  The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our consolidated balance sheets as noncontrolling interest.  Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate.  The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2010) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our consolidated statements of income, with a corresponding increase in noncontrolling interest on our consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to us.  The put option price is calculated in the same way as the call option price except, that the guaranteed rate for the period to April 2004 was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Balance – beginning of fiscal year	$1,419	$2,072	$2,042
Payments to noncontrolling interest shareholders	(76)	(220)	(189)
Noncontrolling interest expense	65	141	192
Currency translation	87	(574)	27
Balance – end of fiscal year	$1,495	$1,419	$2,072

Bristow Caribbean Ltd. — Bristow Caribbean Ltd. (“BCL”) is a joint venture operating twelve aircraft in Trinidad, in which we own a 40% interest with a local partner that holds the remaining 60% interest.  BCL provides offshore helicopter services to customers of ours in Trinidad.  We control the significant management decisions of this entity, including the payment of dividends to our partner.  We consolidate this VIE as the primary beneficiary of the entity.

Aviashelf Aviation Co. — On July 15, 2004, Bristow Aviation, through certain wholly-owned subsidiaries, acquired an interest in an operation in Russia in an arm’s-length transaction with previously unrelated parties.  This transaction included the purchase of a 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company that owns five large twin-engine helicopters.  Simultaneously, through two newly formed 51%-owned U.K. joint venture companies, Bristow Helicopters Leasing Ltd. (“BHLL”) and Sakhalin Bristow Air Services Ltd. (“SBAS”), Bristow Aviation purchased two large twin-engine helicopters and two fixed-wing aircraft (which have subsequently been sold).  These two U.K. companies lease aircraft to Aviashelf  who holds the contracts for our Russian operations.  The acquisition was accounted for under the purchase method, and we have consolidated the results of Aviashelf from the date of acquisition.  Aviashelf has been consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day to day operations of the company which were granted under a shareholders’ agreement, and our ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement.

On May 25, 2007, we acquired an additional 9% interest in each of BHLL and SBAS for $300,000 in accordance with a put/call option agreement.  In addition, on May 25, 2007, we entered into an agreement for grant of a new call option under which we can acquire an additional 8.5% interest in Aviashelf.  This agreement replaces the previous put/call option agreement.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Heliair Leasing Limited — Heliair Leasing Limited (“Heliair”) was a Cayman Islands company that purchased two aircraft with proceeds from two limited recourse term loans with a U.K. bank in 1999.  These aircraft were leased to BriLog Leasing Ltd. (“BriLog”), a wholly-owned subsidiary of ours.  The term loans were secured by both aircraft and our guarantee of the underlying lease obligations.  In addition, we provided asset value guarantees totaling up to $3.8 million, which were payable at expiration of the leases depending on the value received for the aircraft at the time of disposition.  The sole purpose of Heliair was to finance the purchase of the two aircraft.  As a result of the guarantees and the terms of the underlying leases, for financial statement purposes, the aircraft and associated term loans had been reflected on our consolidated balance sheets, effectively consolidating Heliair.

As discussed in Note 5, in May 2007, we completed a long-term financing, the proceeds of which were used to purchase the two aircraft discussed above from Heliair in May and July 2007.  Heliair used the sales proceeds to repay the term loans concurrently.  As a result of the sale of the aircraft and repayment of the term loans, Heliair has no assets and liabilities and no longer leases any aircraft to BriLog.  Additionally, as we no longer guarantee any obligations of Heliair, we no longer consolidate this entity as of July 2, 2007 following repayment of the second term loan.

RLR —  We own a 99% interest in RLR, a Louisiana limited liability company.  RLR owns seven aircraft and leases three aircraft from our other consolidated affiliates, all of which it leases to Heliservicio.  We consolidated RLR effective April 1, 2008 and previously accounted for our investment in this entity as an equity method investment.  See Note 2 for discussion of the Mexico Reorganization.

During September 2007, we and the other RLR shareholder each contributed additional capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement.  The funds were used by RLR to purchase an aircraft delivered in September 2007, which was leased to HC.  During fiscal year 2009, we contributed the $4.1 million note receivable to RLR in connection with the Mexico Reorganization.

Unconsolidated Affiliates

We have an investment in Petroleum Air Services (“PAS”), an unconsolidated affiliate that is accounted for under the cost method as we are unable to exert significant influence over its operations.  We also have investments in several unconsolidated affiliates that we account for under the equity method: FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, Líder and Heliservicio.  Heliservicio, Líder and PAS are principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, and the FB Entities’ activities are described in further detail below.

PAS — In Egypt, we operate through our 25% interest in PAS, an Egyptian corporation.  PAS provides helicopter and fixed wing transportation to the offshore energy industry.  Additionally, spare fixed-wing capacity is chartered to tourism operators.  PAS owns 44 aircraft and leases 1 aircraft from us.

FB Entities — We own a 50% interest in each of the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012.  FBS and FBL own and operate a total of 63 aircraft.

The FB Entities originated in 1996 when Bristow Aviation was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School, a then newly established training school for all branches of the British military, under a fifteen-year contract valued at approximately £500 million over the full term.  FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997.  Bristow Aviation and its partner have given joint and several guarantees of up to £15 million ($22.8 million) related to the performance of this contract.  Bristow Aviation has also guaranteed repayment of up to £10 million ($15.2 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above.  Since May 1997, the FB Entities have been awarded additional government work.  These entities together have purchased and modified 16 additional aircraft and maintain a staff of approximately 680 employees.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Heliservicio — We own a 24% interest in Heliservicio, a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos (“PEMEX”) and other companies on a contract and ad hoc basis.  Heliservicio owns 1 aircraft, leases 21 aircraft from us and leases 14 aircraft from third parties to provide helicopter services to its customers.  As of March 31, 2010, we account for Heliservicio as an equity method investment.  Prior to the Mexico Reorganization, we accounted for the investment at cost.  See Note 2 for discussion of the Mexico Reorganization.

Líder — In Brazil, we own a 42.5% interest in Líder, a provider of helicopter and executive aviation services. Líder’s fleet has 50 helicopters and 31 charter aircraft.  Líder also leases three aircraft from us and one aircraft from a third party to provide helicopter services to its customers.

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

Our percentage ownership and investment balance for the unconsolidated affiliates is as follows (in thousands):

	March 31,
	2010	2009	2010	2009
Cost Method:
PAS	25%	25%	6,286	6,286
Other			720	1,603
Equity Method:
FB Entities	50%	50%	11,775	11,201
Heliservicio	24%	24%	3,329	708
Líder	42.5%	N/A	182,160	—
Other			593	467
Total			$204,863	$20,265

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2010	2009	2008
Dividends from entities accounted for on the cost method:
PAS	$2,560	$2,750	$2,750
Other	217	262	179
	2,777	3,012	2,929
Earnings, net of losses, from entities accounted for on the equity method:
FB Entities	8,645	8,731	10,573
Heliservicio	(1,958)	(2,348)	—
Líder	2,275	—	—
Norsk (1)	—	265	(467)
RLR (1)	—	3,401	(142)
Other	113	163	85
	9,075	10,212	10,049
Total	$11,852	$13,224	$12,978
_________

(1)
As discussed in Note 2, we obtained majority ownership of Norsk and RLR in fiscal year 2009 and began consolidating these entities.  Prior to that date, we owned 49% of Norsk and 49% of RLR both of which were accounted for under the equity method.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

We received $11.3 million, $16.5 million and $9.3 million of dividends from our investments accounted for on the equity method for fiscal years 2010, 2009 and 2008, respectively.

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method of accounting is set forth below (in thousands):

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current assets	$212,610	$49,513
Non-current assets	410,799	94,577
Total assets	$623,409	$144,090
Current liabilities	$183,300	$49,195
Non-current liabilities	226,536	78,749
Equity	213,573	16,146
Total liabilities and equity	$623,409	$144,090

	Fiscal Year Ended March 31,
	2010	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$493,627	$232,051	$342,458
Gross profit	$56,491	$37,381	$48,375
Net income	$12,632	$13,149	$23,048

Note 4 — PROPERTY AND EQUIPMENT

During fiscal year 2010, we received proceeds of $78.7 million from the disposal of 22 aircraft and certain other equipment, which together resulted in a net gain of $14.5 million, and recorded a $4.2 million gain related to insurance recoveries.

Depreciation expense for fiscal year 2010 is understated by $3.3 million due to the correction of a prior period error related to the overstatement of depreciation expense of $1.9 million and $1.4 million in fiscal years 2009 and 2008, respectively.  The error is not material to our consolidated financial statements for fiscal year 2010, or our previously reported consolidated financial statements.

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

As of March 31, 2010 and 2009, prepaid expense and other current assets included $16.5 million and $4.4 million, respectively, associated with 15 and 10 aircraft, respectively, classified as held for sale.  No impairment charges were recorded in fiscal years 2010 or 2009 to reduce the carrying value of aircraft to their fair values.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 5 — DEBT

Debt as of March 31, 2010 and 2009 consisted of the following (in thousands):

	March 31,
	2010	2009
7 ½% Senior Notes due 2017, including $0.5 million of unamortized premium	$350,473	$350,537
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038, including $19.0 million and $21.9 million of unamortized discount, respectively	96,043	93,067
Bristow Norway Debt	11,841	18,348
RLR Note	16,089	17,215
Term loans	12,081	14,382
Other debt	34	364
Total debt	716,561	723,913
Less short-term borrowings and current maturities of long-term debt	(15,366)	(5,909)
Total long-term debt	$701,195	$718,004

7½% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7½% Senior Notes due 2017 (the “7½% Senior Notes”).  $50 million of the notes were issued for a premium of $0.6 million, which is being amortized over the life of the notes as a reduction of interest expense.  These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 7½% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”), which are the same subsidiaries that are guarantors of the 6⅛% Senior Notes due 2013 and the 3% Convertible Senior Notes (discussed below).  The indenture for the 7½% Senior Notes includes restrictive covenants which limits, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates.  Interest on the 7½% Senior Notes is paid on March 15 and September 15 of each year, beginning on September 15, 2007, and the 7½% Senior Notes mature on September 15, 2017.  The 7½% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively, after which the 7½% Senior Notes are redeemable at par.

Pursuant to a registration rights agreement with the holders of our 7½% Senior Notes, we exchanged their notes for publicly registered notes with identical terms on March 3, 2008.

6⅛% Senior Notes due 2013 — On June 20, 2003, we completed an offering of $230 million 6⅛% Senior Notes due 2013 (the “6⅛% Senior Notes”).  These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 6⅛% Senior Notes are guaranteed by the Guarantor Subsidiaries.  The indenture to the 6⅛% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates.  Interest on the 6⅛% Senior Notes is paid on June 15 and December 15 of each year, beginning on December 15, 2003, and the 6⅛% Senior Notes mature on June 15, 2013.  The 6⅛% Senior Notes are redeemable at our option; however, any payment or re-financing is subject to a prepayment premium of approximately 101% if redeemed during the twelve-month period beginning on June 15, 2010, after which the 6⅛% Senior Notes are redeemable at par.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes.  These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equal in right of payment to all of the Company’s existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future subordinated indebtedness.  The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries.  Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year, beginning on December 15, 2008.  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount.  The following table sets forth the stock price and additional shares by which the applicable conversion rate will be increased upon conversion, subject to the terms discussed above.

Market Value of Common Stock	Number of Shares of Common Stock Issued for Each $1,000 Principal Amount of 3% Convertible Senior Notes	Total Number of Shares of Common Stock Issued for 3% Convertible Senior Notes
$46.87 or less	21.3356	2,453,594
Between $46.87 and $169.99	21.3344 to 12.9308	2,453,593 to 1,487,032
$170.00 and above	12.9307	1,487,031

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

The following information is presented for comparative purposes and illustrates the effect of this accounting standard on our 3% Convertible Senior Notes.  The balances of the debt and equity components as of each period presented are as follows (in thousands):

	March 31, 2010	March 31, 2009
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(18,957)	(21,933)
Debt component – net carrying value	$96,043	$93,067

The effect of the adoption of this accounting standard on our consolidated statement of income for fiscal year 2009 was as follows (in thousands, except per share amounts):

	Fiscal Year Ended March 31, 2009
	As Previously Reported	Effect of Change	As Currently Reported
Interest expense	$33,022	$2,127	$35,149
Income tax expense	51,269	(776)	50,493
Net income from continuing operations	126,881	(1,351)	125,530
Net income	126,635	(1,351)	125,284
Diluted earnings per share	3.60	(0.04)	3.56

The remaining debt discount is being amortized into interest expense over the expected 5 year remaining life of the 3% Convertible Senior Notes using the effective interest rate.  The effective interest rate for fiscal years 2010 and 2009 was 6.9%.  Interest expense related to our 3% Convertible Senior Notes for fiscal years 2010 and 2009 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2010	2009
Contractual coupon interest	$3,450	$2,731
Amortization of debt discount	2,976	2,217
Total interest expense	$6,426	$4,948

Bristow Norway Debt and Overdraft Facility — Bristow Norway had two term loans with a Norwegian bank that were used to purchase two helicopters.  In August 2009, payments were made on the two term loans in the amounts of Norwegian kroner (“NOK”) 9.5 million ($1.6 million) and NOK 26.0 million ($4.3 million) to repay the outstanding balances.  There is a third term loan, which was used to purchase a third helicopter, and was denominated in U.S. dollars prior to converting to NOK in August 2009. As of March 31, 2010, this term loan had a balance of NOK 70.3 million ($11.8 million) and bears interest at three-month NIBOR plus a margin of 0.85% (3.15% as of March 31, 2010).  The third term loan is due in quarterly installments of NOK 1.7 million with a balloon payment of NOK 66.9 million due in August 2010.  The outstanding term loan is secured by receivables, equipment and the helicopter.  Additionally, Bristow Norway has an overdraft facility of NOK 50 million ($8.4 million) with the Norwegian bank that formerly provided the two NOK term loans that were repaid in August 2009.  No borrowings were outstanding under this overdraft facility at March 31, 2010.  Borrowings bear interest at a reference rate plus a margin.  The overdraft facility can be terminated by either party upon ten banking days’ written notice.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

Term Loans — As discussed further in Note 3, in May 2007, BriLog completed a new $18.7 million term loan financing, the proceeds of which were used to purchase the two aircraft from Heliair in May and July 2007.  This financing and aircraft purchase did not involve the transfer of cash.  The new term loan is repayable by BriLog in quarterly installments with the first payment of $0.3 million in June 2007, followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007.  Interest is payable on the new term loan at LIBOR plus a margin of 1.25% (about 1.54% as of March 31, 2010).  The new term loan is secured by the two aircraft, and we have provided a parent guarantee of the loan.

Other debt — Other debt consists of various notes and other obligations.

Senior Secured Credit Facilities — We have syndicated senior secured credit facilities which consist of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (the “Credit Facilities”).  The Credit Facilities permit additional indebtedness up to $625 million, less any debt incurred thereunder.  The revolving credit facility may be used for general corporate purposes, including working capital and acquisitions.  The letter of credit facility is used to issue letters of credit supporting or securing performance of statutory obligations, surety or appeal bonds, bid or performance bonds and similar obligations.

Borrowings under the revolving credit facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin.  “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.5% per annum.  The applicable margin for borrowings range from 0.0% and 2.5% depending on whether the Base Rate or LIBOR is used, and is determined based on our credit rating.  Fees owed on letters of credit issued under either the revolving credit facility or the letter of credit facility are equal to the margin for LIBOR borrowings.  Based on our current ratings, the margins on Base Rate and LIBOR borrowings were 0% and 1.25%, respectively, as of March 31, 2010.  There is also a commitment fee of 0.2% on undrawn borrowing capacity.  Interest is payable at least quarterly, and the Credit Facilities mature in August 2011.  Our obligations under the Credit Facilities are guaranteed by certain of our principal domestic subsidiaries and secured by the accounts receivable, inventory and equipment (excluding aircraft and their components) of Bristow Group and the Guarantor Subsidiaries, and the capital stock of certain of our principal foreign subsidiaries.

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

As of March 31, 2010, we had $0.6 million in letters of credit outstanding under the letter of credit facility and no borrowings or letters of credit outstanding under the revolving credit facility.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

U.K. Facilities — As of March 31, 2010, certain subsidiaries of Bristow Aviation had a £1.0 million ($1.5 million) facility for bank guarantees, of which £0.7 million ($1.0 million) was outstanding, and a £0.5 million ($0.8 million) group overdraft facility, under which no borrowings were outstanding.  Both facilities are with a U.K. bank.  The bank guarantee facility is provided on an uncommitted basis, and outstanding guarantees bear fees at a rate of 1.0% per annum subject to a minimum quarterly fee.  Sterling borrowings under the overdraft facility are payable upon demand and bear interest at the bank’s base rate plus a margin that can vary between 1.75% and 3.75% depending on the amount, while foreign currency borrowings bear interest at the bank’s applicable foreign currency rate plus a margin of 1.75%.  The overdraft facility will be subject to review by the bank at least annually and is cancelable at any time upon notice from the bank.  The facilities are guaranteed by certain of Bristow Aviation’s subsidiaries and secured by a negative pledge of Bristow Aviation’s assets.

Other Matters — Aggregate annual maturities (which excludes unamortized premium of $0.5 million and unamortized discount of $19.0 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2011	$15,366
2012	3,556
2013	3,630
2014	233,703
2015	3,783
Thereafter	475,008
$735,046

Interest paid in fiscal years 2010, 2009, and 2008 was $45.3 million, $44.1 million and $34.1 million, respectively.  Capitalized interest was $8.0 million, $14.5 million and $12.9 million in fiscal years 2010, 2009 and 2008, respectively.

Note 6 — FAIR VALUE DISCLOSURES

Effective April 1, 2009, we adopted a newly issued accounting standard for fair value measurements relating to our nonfinancial assets and liabilities measured on a nonrecurring basis which primarily consist of goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination.  During the fiscal year 2010, there were no triggering events that required fair value measurements of our nonfinancial assets and liabilities.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following table summarizes the financial instruments we had as of March 31, 2010, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Rabbi Trust investments	$3,354	$—	$—	$3,354
Derivative liabilities	—	(60)	—	(60)
Net assets	$3,354	$(60)	$—	$3,294

The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10. The methods and assumptions used to estimate the fair values of the derivative liabilities in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices.  The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands).

	March 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 ½% Senior Notes	$350,473	$352,625	$350,537	$261,188
6 ⅛% Senior Notes	230,000	228,850	230,000	189,463
3% Convertible Senior Notes	96,043	101,488	93,067	70,455
Other	40,045	40,045	50,309	50,309
	$716,561	$723,008	$723,913	$571,415

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

NOTE 7 — DERIVATIVES

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

The designation of a derivative instrument as a hedge and its ability to meet relevant hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the consolidated financial statements.  A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the hedge’s underlying cash flows or fair value and the documentation requirements of the accounting standard for derivative instruments and hedging activities are fulfilled at the time we enter into the derivative contract.  A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

the exposure being hedged.  The asset or liability value of the derivative will change in tandem with its fair value.  Changes in fair value, for the effective portion of qualifying hedges, are recorded in accumulated other comprehensive loss.  The derivative’s gain or loss is released from accumulated other comprehensive loss to match the timing of the effect on earnings of the hedge’s underlying cash flows.

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

We entered into forward contracts during fiscal years 2010 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2010.  We had eight open forward contracts as of March 31, 2009, which had rates ranging from 1.30 U.S. dollars per euro to 1.54 U.S. dollars per euro.  These contracts had an underlying nominal value of between €614,625 and €13,217,175, for a total of €86,894,175, with the first contract expiring in April 2009 and the last in January 2010.  The hedge expiring in January 2010 was settled in November 2009.  As of March 31, 2009, the fair value of these contracts was a liability of $8.5 million.  As of March 31, 2009, an unrecognized loss of $5.5 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss.  The derivative liability is included in other accrued liabilities in our consolidated balance sheets.  For fiscal year 2010, we recognized gains of $3.9 million relating to early settlement of three of these forward contracts in our consolidated statements of income as a component of other income (expense), net.  No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal year 2009.

During the fiscal year 2010, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated third party maintenance contracts.  As of March 31, 2010, the fair value of the three open contracts was a liability of $0.1 million with strike/call prices ranging from 0.9183 British pound sterling per euro to 0.9249 British pound sterling per euro and underlying notional values totaling €2,850,000, expiring in June 2010.  The related strike/put prices and the expiration dates are the same as the calls but have underlying notional values totaling €1,425,000.  These contracts were designated as hedges for accounting purposes, and as such, any changes to the fair value of the derivative instruments are recorded in accumulated other comprehensive loss if the hedge is deemed to be effective.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Information on the location and amounts of derivative gains and losses in the consolidated statement of income for the year ended March 31, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency participating forwards	$(32)	Other income (expense), net	$—	Other income (expense), net	$(28)
Foreign currency forward contracts	8,158	Other income (expense), net	$—	Other income (expense), net	3,936
	$8,126		$—		$3,908

Note 8 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft.  As of March 31, 2010, we had nine aircraft on order and options to acquire an additional 39 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2011		2012		2013	2014 and 2015	Total
Commitments as of March 31, 2010:
Number of aircraft:
Medium	4		—		—	—	4
Large	2		3		—	—	5
	6	(1)	3	(2)	—	—	9
Related expenditures (in thousands) (3)	$76,443		$48,456		$—	$—	$124,899
Options as of March 31, 2010:
Number of aircraft:
Medium	—		5		12	9	26
Large	—		5		4	4	13
	—		10		16	13	39
Related expenditures (in thousands) (3)	$63,626		$170,287		$229,397	$232,110	$695,420
_________

(1)	Signed customer contracts are currently in place for two of these aircraft.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

(2)	No signed customer contracts are currently in place for these three aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal years 2010, 2009 and 2008:

	Fiscal Year Ended
	March 31, 2010		March 31, 2009		March 31, 2008
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	24	47	35	50	31	52
Aircraft delivered (1)	(26)	—	(33)	—	(34)	—
Aircraft ordered (2)	14	(6)	22	(12)	38	(19)
Cancelled orders	(3)	—	—	—	—	—
New options	—	14	—	9	—	17
Expired options	—	(16)	—	—	—	—
End of fiscal year	9	39	24	47	35	50
_________

(1)	Includes one, ten and nine training aircraft delivered during fiscal years 2010, 2009 and 2008, respectively.

(2)	Includes 18 training aircraft ordered during fiscal year 2008.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation (“GECC”), and then leased back each of the nine aircraft under separate operating leases with a base term of ten years expiring in January 2016.  On September 1, 2008, we refinanced the nine leases with GECC, which had the effect of extending the lease term through August 2023.  Each “net” lease agreement requires us to be responsible for all operating costs.  Rent payments under each lease are payable monthly and total $4.2 million and $4.8 million annually during the first 120 months and next 60 months, respectively, for all nine leases in aggregate.  Each lease has a purchase option upon expiration and an early purchase option at 120 months (August 2018).  The early purchase option price for the nine aircraft at 120 months is approximately $49 million in aggregate.  There was a deferred gain on the sale of the aircraft in 2005 in the amount of $10.8 million in aggregate.  The deferred gain was originally being amortized as a reduction in lease expense over the original 10 year lease term in proportion to the rent payments.  As a result of the refinancing, the unamortized deferred gain of $7.9 million is being recognized over an additional 7 years and 8 months.  The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases.  The approximate net present value of the lease payments as of March 31, 2010 was $42.9 million.

Operating Leases — We have noncancelable operating leases in connection with the lease of certain equipment, land and facilities, including the leases with a subsidiary of GECC discussed above.  Rental expense incurred under all operating leases included in income from continuing operations, except for those with terms of a month or less that were not renewed, was $18.3 million, $21.1 million and $22.8 million in fiscal years 2010, 2009 and 2008, respectively.  As of March 31, 2010, aggregate future payments under noncancelable operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal year ending March 31,
2011	$24,568
2012	11,635
2013	9,585
2014	8,310
2015	8,052
Thereafter	60,888
$123,038

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Employee Agreements — Approximately 1,700 of our employees are represented by collective bargaining agreements and/or unions.  These agreements generally include annual escalations of up to 6%.  Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

In March 2009, we announced in response to the recent worldwide economic downturn that we were freezing management salaries and reviewing staffing levels, and compensation structures were being reviewed to properly position the Company to continue meeting customers’ needs while maintaining operational safety.  After union consultations in various countries, we completed staffing changes as part of an overall plan to reduce our workforce by 5% to 10%.

Effective April 30, 2009, an Executive Officer departed the Company.  Additionally, during December 2009, two other officers departed the Company. In connection with these departures, we extended the expiration dates of options to purchase Common Stock held by two of the officers to November 17, 2009 and July 1, 2010, respectively.

During the fiscal year 2010, we recognized approximately $8.3 million in compensation expense (inclusive of the expenses recorded for the acceleration of unvested stock options and restricted stock) related to the work force reductions that have occurred to date and the separation between the Company and the three officers.

Internal Review — In February 2005, we voluntarily advised the staff of the Securities and Exchange Commission (the “SEC”) that the Audit Committee of our board of directors had engaged special outside counsel to undertake a review of certain payments made by two of our affiliated entities in a foreign country.  The review of these payments, which initially focused on Foreign Corrupt Practices Act matters, was subsequently expanded by the Audit Committee to cover operations in other countries and other issues (the “Internal Review”).  We also provided the SEC with documentation resulting from the Internal Review, which eventually resulted in a formal SEC investigation.  In September 2007, we consented to the issuance of an administrative cease-and-desist order by the SEC, in final settlement of the SEC investigation. The SEC did not impose any fine or other monetary sanction on us.  Without admitting or denying the SEC’s findings, we consented to be ordered not to engage in future violations of certain provisions of the federal securities laws involving improper foreign payments, internal controls and books and records.

Following the settlement with the SEC, our outside counsel was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Internal Review.  We entered into an agreement with the DOJ that tolled the statute of limitations relating to these matters until the end of December 2009.  We have been and intend to continue to be responsive to the DOJ’s requests. At this time, it is not possible to predict the outcome of the DOJ’s investigation into these matters.

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

During fiscal year 2010, we did not incur any legal and other professional fees related to the Internal Review and related matters; however, significant expenditures may be incurred in the future.  During fiscal year 2009, we incurred $1.4 million for legal and other professional fees related to the DOJ investigation relating to the Internal Review.  During fiscal year 2008, we reversed $1.0 million of previously accrued settlement costs due to the fact that we settled the investigation with the SEC, and we incurred $0.6 million for legal and other professional fees related to the DOJ investigation relating to the Internal Review.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

During fiscal years prior to 2009, we incurred a total of $5.2 million in legal and other professional fees related to this matter. We have incurred legal or other professional fees in connection with this matter of $1.0 million in fiscal year 2010.

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  We intend to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition or results of operations.  During the year ended March 31, 2010, we incurred approximately $0.3 million in legal and other professional fees in connection with the class action suit.

Environmental Contingencies — The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001.  The EPA submitted a de minimus settlement offer to us in March 2010 which we have accepted.  Following finalization of the settlement, we will be released from liability in connection with this site.  Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with the sites is not likely to have a material adverse affect on our business, financial condition or results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Guarantees — We have guaranteed the repayment of up to £10 million ($15.2 million) of the debt of FBS, an unconsolidated affiliate.  See discussion of this commitment in Note 3.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time.  As of March 31, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 312 million Mexican pesos ($25.1 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio, for 76% ($20.0 million) of the surety bonds outstanding.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee from our partner in Heliservicio, as of March 31, 2010:

Amount of Commitment Expiration Per Period
Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Year 2015 and Thereafter
(In thousands)
$41,519	$1,706	$21,141	$18,672	$—

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

Note 9 — TAXES

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Foreign tax credits	$1,027	$2,544
Accrued pension liability	27,485	21,700
Maintenance and repair	12,370	9,600
Accrued equity compensation	10,578	7,421
Deferred revenues	2,457	2,637
Other	17,405	10,154
Valuation allowance	(1,027)	(1,005)
Total deferred tax assets	70,295	53,051
Deferred tax liabilities:
Property and equipment	(164,647)	(129,500)
Inventories	(13,349)	(12,401)
Investments in unconsolidated affiliates	(35,578)	(35,714)
Other	(10,262)	(1,220)
Total deferred tax liabilities	(223,836)	(178,835)
Net deferred tax liabilities	$(153,541)	$(125,784)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources.  However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income.  The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years.  As of March 31, 2010 and 2009, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits.  Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

A portion of the above foreign tax credit asset represents the expected U.S. foreign tax credit that would result from the recognition of foreign deferred tax liabilities.  As such, the credit may not be claimed on the U.S. income tax return until such time that the related foreign deferred tax liabilities become current.  As of March 31, 2010 and 2009, zero and $1.5 million, respectively, of the above foreign deferred tax asset represent credits that relate to deferred foreign tax liabilities with respect to which the limitation on utilization and timing of carryovers have yet to begin.

As of March 31, 2010, we estimated that we will not utilize all of our U.S. foreign tax credit generated during the fiscal year and elected to deduct the foreign taxes in lieu of a foreign tax credit for the fiscal year.  Therefore, no foreign tax credit carryover into the subsequent fiscal year exists as of March 31, 2010.

The components of income from continuing operations before provision for income taxes for fiscal years 2010, 2009 and 2008 are as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Domestic	$1,459	$78,006	$29,455
Foreign	141,034	100,144	122,802
Total	$142,493	$178,150	$152,257

The provision for income taxes from continuing operations for fiscal years 2010, 2009 and 2008 consisted of the following:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Current:
Domestic	$(5,344)	$11,660	$4,321
Foreign	16,169	15,593	27,478
	10,825	27,253	31,799
Deferred:
Domestic	22,392	25,970	16,312
Foreign	(4,241)	4,131	(2,033)
	18,151	30,101	14,279

Increase (decrease) in valuation allowance	22	(6,861)	(1,552)
Total	$28,998	$50,493	$44,526

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes from continuing operations is shown below:

	Fiscal Year Ended March 31,
	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Net foreign taxes on non-U.S. earnings	11.3%	16.1%	7.2%
Foreign earnings indefinitely reinvested abroad	(27.3)%	(22.5)%	(11.2)%
Change in valuation allowance	—%	0.1%	(1.0)%
State taxes provided	0.1%	(0.1)%	(0.3)%
Effect of reduction in U.K. corporate income tax rate	—%	—%	(1.7)%
Release of deferred tax on entity restructuring	—%	(0.4)%	(2.3)%
Other, net	1.3%	0.5%	3.5%
Effective tax rate	20.4%	28.7%	29.2%

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

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft.  The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years.  During fiscal years 2010 and 2009, this transaction resulted in a $3.0 million and $1.6 million, respectively, reduction in our consolidated provision for income taxes.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes.  Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority.  As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken.  The following table summarizes the years open by jurisdiction as of March 31, 2010:

Jurisdiction	Years Open
U.S.	2007 to present
U.K.	2009 to present
Nigeria	2006 to present

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years.  We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity.  In fiscal year 2008, we had net reversals of $2.2 million of reserves for tax contingencies as a result of the expiration of the related statutes of limitations or resolution of matters with tax authorities.  In fiscal years 2010 and 2009, we had a net provision of $4.1 million and $3.3 million, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations.  Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes.  In both fiscal year 2010 and fiscal year 2009, $0.4 million in interest and penalties were accrued in connection with uncertain tax positions.

As of March 31, 2010 and 2009, we had $8.8 million and $5.3 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

The activity associated with our unrecognized tax benefit during fiscal years 2010 and 2009 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2010	2009
Unrecognized tax benefits - beginning of fiscal year	$5,316	$3,006
Increases for tax positions taken in prior years	4,086	4,411
Decreases for tax positions taken in prior years	(19)	(1,193)
Decreases related to settlements with tax authorities	(556)	(908)
Unrecognized tax benefits - end of fiscal year	$8,827	$5,316

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $300.5 million and $189.8 million as of March 31, 2010 and 2009, respectively.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.  Therefore, no accrual of income tax has been made for fiscal years 2010 and 2009 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year.  Withholding taxes, if any, upon repatriation would not be significant.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions.  This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate.  The tax benefit for fiscal years 2010, 2009 and 2008 totaled approximately zero, $0.2 million and $1.7 million, respectively.

Income taxes paid during fiscal years 2010, 2009 and 2008 were $12.6 million, $35.4 million and $33.8 million, respectively.

Other Taxes

During fiscal year 2010, we reversed $2.0 million in accruals recorded in prior fiscal years for employee taxes and tax penalties in Australia, which was included as a reduction in direct costs ($1.1 million) and general and administrative expenses ($0.9 million) in our consolidated statement of income.  During fiscal year 2008, we reversed $5.4 million and $1.3 million in accruals recorded in prior fiscal years for sales tax contingency and employee taxes in West Africa, respectively, and $1.6 million in accruals recorded in prior fiscal years for employee taxes in Europe, all of which was included as a reduction in direct costs in our consolidated statement of income.  The reversals of accruals in these jurisdictions resulted from changes in estimates as to amounts owed to local taxing authorities or settlement of tax matters.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 10 — EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

The Bristow Group Inc. Employee Savings and Retirement Plan (“Bristow Plan”) covers Bristow Group Inc., Bristow U.S. LLC, Bristow Panama Inc. and Bristow Alaska Inc. employees.  Under the Bristow Plan, we match each participant’s contributions up to 3% of the employee’s compensation.  In addition, under the Bristow Plan, we contribute an additional 3% of the employee’s compensation at the end of each calendar year.

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

Our contributions to our defined contribution plans were $10.4 million, $9.6 million and $10.2 million for fiscal years 2010, 2009 and 2008, respectively.

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

	Fiscal Year Ended March 31,
	2010	2009
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$343,143	$511,980
Bristow Norway acquisition	—	22,264
Service cost	4,473	1,695
Interest cost	25,714	27,512
Plan amendments	(72)	—
Actuarial loss (gain)	111,405	(68,530)
Benefit payments and expenses	(22,520)	(17,258)
Effect of exchange rate changes	16,779	(134,520)
Projected benefit obligation (PBO) at end of period	$478,922	$343,143
Change in plan assets:
Market value of assets at beginning of period	$261,763	$377,824
Bristow Norway acquisition	—	18,063
Actual return on assets	100,773	(49,877)
Employer contributions	19,780	33,747
Benefit payments and expenses	(22,520)	(17,258)
Effect of exchange rate changes	12,553	(100,736)
Market value of assets at end of period	$372,349	$261,763
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$463,696	$343,143
Projected benefit obligation (PBO)	$478,922	$343,143
Fair value of assets	(372,349)	(261,763)
Net recognized pension liability	$106,573	$81,380
Amounts recognized in accumulated other comprehensive loss	$180,801	$143,154

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$4,473	$1,695	$285
Interest cost on PBO	25,714	27,512	26,521
Expected return on assets	(20,439)	(24,830)	(27,454)
Amortization of unrecognized losses	4,618	4,476	4,141
Net periodic pension cost	$14,366	$8,853	$3,493

The amount in accumulated other comprehensive loss as of March 31, 2010 expected to be recognized as a component of net periodic pension cost in fiscal year 2011 is $3.9 million, net of tax, and represents amortization of the net actuarial losses.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
Discount rate	5.60%	7.00%	6.20%
Expected long-term rate of return on assets	7.30%	7.50%	7.10%
Rate of compensation increase	3.60%	3.00%	3.50%

Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2010	2009
Discount rate	4.75%	5.50%
Salary escalation rate	4.50%	4.50%
Social Security base amount	4.25%	4.25%
Rate of compensation increase	1.00%	1.75%

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

The market value of the plan assets as of March 31, 2010 and 2009 was allocated between asset classes as follows.  Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

	Target Allocation As of March 31,		Actual Allocation as of March 31,

Asset Category	2010	2009	2010	2009
Equity securities	59.6%	59.9%	62.4%	55.4%
Debt securities	31.9%	37.0%	33.8%	40.1%
Property	—%	1.5%	1.4%	1.5%
Other assets	8.5%	1.6%	2.4%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2010, which are valued at fair value (in thousands).  The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Cash and cash equivalents	$2,275	$—	$—	$2,275
Equity investments –U.K.	158,578	—	—	158,578
Equity investments – Non-U.K.	64,915	—	—	64,915
Tactical asset allocation funds	7,887	—	—	7,887
Government debt securities	45,046	—	—	45,046
Corporate debt securities	62,791	—	—	62,791
Insurance policies	—	—	30,857	30,857
Total investments	$341,492	$—	$30,857	$372,349

The following table summarizes the changes in the Level 3 plan assets for the year ended March 31, 2010 (in thousands):

March 31, 2009	$24,948
Actual return on asset	1,963
Net purchases, sales and settlements	1,789
Effect of exchange rate changes	2,157
March 31, 2010	$30,857

Estimated future benefit payments over each of the next five fiscal years from March 31, 2010 and in aggregate for the following five fiscal years after fiscal year 2015, including life assurance premiums, are as follows:

Projected Benefit Payments by the Plan for Fiscal Years Ending March 31,	Payments
(In thousands)
2011	$18,334
2012	19,746
2013	21,075
2014	22,659
2015	23,868
Aggregate 2016 – 2020	147,299

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets.  We pre-funded our contributions of $19.9 million to the U.K. plans for the fiscal year ending March 31, 2011 in March 2010.  Our contributions to the Norweigan plan for the fiscal year ending March 31, 2011 are expected to be $4.1 million.

Incentive Compensation

Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”).  A maximum of 1,200,000 shares of Common Stock are reserved, including 556,015 shares available for incentive awards under the 2007 Plan.  Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.  On May 19, 2010, the board of directors approved an amendment to the Company’s 2007 Plan, which increases the number of shares available for grant under the 2007 Plan by 1,200,000 shares.  The amendment is subject to stockholder approval at the Company’s fiscal year 2010 annual meeting.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

In addition, the Company has the following incentive and stock plans which have awards outstanding as of March 31, 2010 but under which we no longer make grants:

•
The 2004 Stock Incentive Plan (“2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof.  Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.

•
The 2003 Non-qualified Stock Option Plan for Non-employee Directors (“2003 Director Plan”), which provided for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan.  As of the date of each annual meeting, each non-employee director who met certain attendance criteria was automatically granted an option to purchase 5,000 shares of our Common Stock.  The exercise price of the options granted is equal to the fair market value of the Common Stock on the date of grant, and the options are exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

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

In June 2008 and 2009, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees.  Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $50.25 and $32.90 per share for June 2008 and 2009, respectively.  The options will vest in annual installments of one-third each beginning on the first anniversary of the grant date.  Restricted stock grants vest at the end of three years.  Performance cash awards allow the recipient to receive from -0- to 200% of the target amount at the end of three years depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among the Company’s compensation peer group over the performance period.  The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our stock including any dividends paid since the award date (none have been paid through March 31, 2010) against the peer group and has a maximum potential payout of $10.0 million and $7.5 million for the fiscal year 2009 and 2010 awards, respectively.  The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly.  Compensation expense related to the performance cash awards during fiscal year 2010 was $1.4 million.  No compensation expense was recorded related to the performance cash awards during fiscal year 2009.

On December 5, 2007, our board of directors established a new program to allow vesting of outstanding stock options and restricted stock grants and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has achieved no less than five consecutive years of employment with the Company, voluntarily terminates employment after the age of 62 and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company.  This change affected 19 employees and resulted in additional stock-based compensation expense of $0.4 million for fiscal year 2008.  Subsequently, on February 3, 2010, our board of directors authorized an amendment to allow vesting of outstanding stock options and restricted stock grants, to continue the right to vest in performance cash awards and to waive forfeitures of outstanding performance restricted stock units upon retirement if the employee has accumulated a combined total of age and years of service of 80 with the Company, voluntarily terminates employment and enters into a noncompetition/nonsolicitation agreement in the form approved and provided by the Company.  This change affected 18 employees and resulted in additional compensation expense of $0.9 million for fiscal year 2010.  Upon retirement, any unexercised options to purchase Common Stock and shares of restricted stock under the 1994, 2004 and 2007 Plans will automatically vest and options will remain exercisable for the remainder of the term specified in the applicable award document and any outstanding performance restricted stock units granted under the 2004 or 2007 Plans will not be forfeited solely due to termination of employment so that the right remains to receive shares of Common Stock if the applicable performance measures are achieved in accordance with the 2004 or 2007 Plans.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $13.9 million, $10.2 million and $9.5 million for fiscal years 2010, 2009 and 2008, respectively.  Stock-based compensation expense has been allocated to our various business units.

Under our incentive and stock option plans there are 2,203,318 shares of Common Stock reserved for issuance as of March 31, 2010, of which 556,015 shares are available for future grants.

A summary of our stock option activity for fiscal year 2010 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at March 31, 2009	$38.63	924,646
Granted	32.90	288,788
Exercised	24.87	(97,203)
Expired or forfeited	41.40	(143,541)
Outstanding at March 31, 2010	37.90	972,690	7.80	$3,548
Exercisable at March 31, 2010	37.24	564,482	7.14	$2,294

Stock options granted to employees under the 1994, 2004 and 2007 Plans during fiscal years 2010, 2009 and 2008 vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant.  Stock options granted to non-employee directors under the 2003 Director Plans vest after six months.

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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2010, 2009 and 2008.

	Fiscal Years Ended March 31,
	2010	2009	2008
Risk free interest rate	2.6%	1.9% - 3.5%	3.0% - 4.7%
Expected life (years)	6	6	4
Volatility	52%	33%	34% - 45%
Dividend yield	—	—	—
Weighted average grant-date fair value of options granted	$17.02	$19.06	$18.94

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.9 million as of March 31, 2010, relating to a total of 408,208 unvested stock options under our stock option plans.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.85 years.  The total fair value of options vested during fiscal years 2010, 2009 and 2008 was approximately $2.9 million, $2.5 million and $2.6 million, respectively.

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2010, 2009 and 2008 was $1.2 million, $0.7 million and $6.1 million, respectively.  The total amount of cash that we received from option exercises during fiscal years 2010, 2009 and 2008 was $2.4 million, $1.1 million and $5.8 million, respectively.  The total tax benefit attributable to options exercised during fiscal years 2010, 2009 and 2008 was $0.4 million, $0.2 million and $2.2 million, respectively.

The excess tax benefits from stock-based compensation for fiscal years 2010, 2009 and 2008 of zero, $0.2 million and $1.7 million, respectively, are reported on our consolidated statements of cash flows in financing activities.  This represents the reduction in income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

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

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements.  The estimated service period is reassessed quarterly.  Changes in this estimate may cause the timing of expense recognized in future periods to accelerate.  Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2010, 2009 and 2008 was $9.1 million, $7.0 million and $6.4 million, respectively.

The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2010 and changes during fiscal year 2010:

	Units	Weighted Average Grant Date Fair Value Per Unit
Non-vested as of March 31, 2009	594,000	$40.23
Granted	201,115	32.91
Forfeited	(33,282)	39.71
Vested	(87,220)	37.70
Non-vested as of March 31, 2010	674,613	38.40

Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $7.1 million as of March 31, 2010, relating to a total of 674,613 unvested restricted stock and restricted stock units.  We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.62 years.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance.  The bonuses related to this plan were $8.2 million, $9.0 million and $6.6 million for fiscal years 2010, 2009 and 2008, respectively.

In January 2004, we instituted a new non-qualified deferred compensation plan for our senior executives.  Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date.  In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf.  We contributed $0.7 million, $0.7 million and $0.6 million to this plan in fiscal years 2010, 2009 and 2008, respectively.  The assets of the plan are held in a rabbi trust and are subject to our general creditors.  As of March 31, 2010, the amount held in trust was $3.4 million.

Note 11 — STOCKHOLDERS’ INVESTMENT, COMPREHENSIVE INCOME AND EARNINGS PER SHARE

Stockholders’ Investment

Preferred Stock — In September and October 2006, we issued 4,600,000 shares of 5.50% Mandatory Convertible Preferred Stock (“Preferred Stock”), in a public offering, for net proceeds of $222.6 million.  We used the net proceeds from this offering to acquire aircraft and for working capital and other general corporate purposes, including acquisitions.

Prior to conversion, annual cumulative cash dividends of $2.75 per share of Preferred Stock were payable quarterly on the fifteenth day of each March, June, September and December.  On September 15, 2009 each outstanding share of Preferred Stock was converted into 1.418 shares of Common Stock.  There were 4,600,000 shares of Preferred Stock outstanding on the conversion date, and we issued 6,522,800 shares of Common Stock upon conversion of such Preferred Stock.

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

The total number of authorized shares of Common Stock reserved as of March 31, 2010 was 3,107,847.  These shares are reserved in connection with our stock-based compensation plans.  We no longer have any authorized shares of Common Stock reserved in connection with prior acquisitions.

The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2010 and 2009:

		Weighted
		Average
		Price
	Shares	Per Share
Outstanding as of March 31, 2008	23,923,685
Issuance of Common Stock:
Additional offerings	4,996,900	$46.87
Exercise of stock options	38,636	28.50
Issuance of restricted stock and restricted stock units	157,784	53.35
Adjustment to previously reported shares	(5,569)	—
Outstanding as of March 31, 2009	29,111,436
Issuance of Common Stock:
Exercise of stock options	97,203	24.87
Issuance of restricted stock and restricted stock units	215,338	30.58
Conversion of Preferred Stock	6,522,800	30.70
Other	7,263	36.43
Outstanding as of March 31, 2010	35,954,040

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator.  As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S.  For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled by U.S. citizens.  If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S.  Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit.  Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements.  As of March 31, 2010, approximately 2,656,000 shares of our Common Stock were held by persons with foreign addresses.  These shares represented approximately 7% of our total outstanding common shares as of March 31, 2010.  Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock is publicly traded.

Comprehensive Income

Comprehensive income is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Net income	$113,495	$125,284	$103,909
Other comprehensive income (loss):
Currency translation adjustments	33,098	(104,096)	4,087
Pension liability adjustment (1)	(24,572)	4,047	(20,030)
Equity method investment other comprehensive loss	—	—	(360)
Unrealized gain (loss) on cash flow hedges (2)	8,126	(6,661)	3,705
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (Note 9)	—	(9,371)	—
Previously classified change of interest gain – Bristow Norway (3)	(12,300)	12,300	—
Total comprehensive income	$117,847	$21,503	$91,311
    ________

(1)	Net of tax provision (benefit) of ($13.2) million, $0.5 million and ($9.6) million for fiscal years 2010, 2009 and 2008, respectively.

(2)	Net of tax provision (benefit) of $4.4 million, ($3.0) million and $2.0 million for fiscal years 2010, 2009 and 2008, respectively.

(3)	As discussed in Note 2, as of March 31, 2010 we corrected our prior accounting for the acquisition of an additional 51% interest in Bristow Norway, which resulted in certain changes including reclassification of the change of interest gain from other comprehensive income (loss) to additional paid-in-capital.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Earnings Per Share

Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per common share for fiscal years 2010, 2009 and 2008 excluded options to purchase 191,867, 359,548 and 409,229 shares, respectively, at weighted average exercise prices of $50.41, $47.71 and $38.16, respectively; 238,917, 407,869 and 1,233 restricted stock units, respectively, at weighted average prices of, $39.87, $37.32 and $53.69, respectively; and 734, 425 and 194 restricted stock awards, respectively, at weighted average prices of $20.22, $53.36 and $54.68, respectively, which were outstanding during the period but were anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2010	2009	2008
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$105,689	$110,553	$95,164
Preferred Stock dividends	6,325	12,650	12,650
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income available to common stockholders – diluted	$112,014	$123,203	$107,814

Discontinued operations:
Loss available to common stockholders – basic and diluted	$—	$(246)	$(3,822)
Net earnings:
Income available to common stockholders – basic	$105,689	$110,307	$91,342
Preferred Stock dividends	6,325	12,650	12,650
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—
Income available to common stockholders – diluted	$112,014	$122,957	$103,992
Shares:
Weighted average number of common shares outstanding – basic	32,728,593	27,884,161	23,772,425
Assumed conversion of Preferred Stock outstanding during the period (2)	2,984,404	6,522,800	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	406,079	134,850	218,677
Weighted average number of common shares outstanding – diluted	36,119,076	34,541,811	30,513,902
Basic earnings per common share:
Earnings from continuing operations	$3.23	$3.96	$4.00
Loss from discontinued operations	—	—	(0.16)
Net earnings	$3.23	$3.96	$3.84
Diluted earnings per common share:
Earnings from continuing operations	$3.10	$3.57	$3.53
Loss from discontinued operations	—	(0.01)	(0.12)
Net earnings	$3.10	$3.56	$3.41
    ________

(1)
Diluted earnings per common share for fiscal years 2010 and 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes.  Such shares did not impact our calculation of diluted earnings per share for fiscal years ended March 31, 2010 and 2009 as our stock price did not meet or exceed $77.34 per share.  These notes were issued in June 2008 and, therefore, did not impact the calculation of diluted earnings per share for fiscal year 2008.  See Note 5 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

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

Note 12 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services.  The Helicopter Services segment operations are conducted primarily through five business units: North America, Europe, West Africa, Australia, and Other International.  Additionally, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K.

Beginning on April 1, 2009, there is no longer a Southeast Asia business unit.  Australia is now a separate business unit and Malaysia, China and Vietnam are now included in the Other International business unit.  Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and Other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and Other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.  Amounts presented below for fiscal years 2009 and 2008 and as of March 31, 2009 have been revised to conform to current period presentation.

As discussed in Note 1, earnings from unconsolidated affiliates, net of losses, which were previously excluded from operating income have been reclassified to be included within operating income and have been allocated to our business units herein.  Amounts presented below for fiscal years 2009 and 2008 have been revised to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

The following shows reportable segment information for fiscal years 2010, 2009 and 2008, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Segment gross revenue from external customers:
North America	$189,468	$239,252	$233,453
Europe	451,410	402,220	359,819
West Africa	219,212	192,427	170,770
Australia	130,698	113,770	102,777
Other International	135,297	146,512	118,940
Corporate and other	41,671	39,622	27,005
Total segment gross revenue	$1,167,756	$1,133,803	$1,012,764

Intrasegment gross revenue:
North America	$262	$174	$100
Europe	1,588	638	2,038
West Africa	—	—	—
Australia	—	31	—
Other International	129	883	781
Corporate and other	2,144	264	370
Total intrasegment gross revenue	$4,123	$1,990	$3,289

Consolidated gross revenue reconciliation:
North America	$189,730	$239,426	$233,553
Europe	452,998	402,858	361,857
West Africa	219,212	192,427	170,770
Australia	130,698	113,801	102,777
Other International	135,426	147,395	119,721
Corporate and other	43,815	39,886	27,375
Intrasegment eliminations	(4,123)	(1,990)	(3,289)
Total consolidated gross revenue	$1,167,756	$1,133,803	$1,012,764

Earnings from unconsolidated affiliates, net of losses –equity method investments:
Europe	$8,826	$9,204	$10,243
Other International	3,026	4,073	2,896
Corporate and other	—	(53)	(161)
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$11,852	$13,224	$12,978

Consolidated operating income (loss) reconciliation:
North America	$11,655	$29,059	$33,778
Europe	77,053	77,617	85,260
West Africa	62,410	41,421	30,520
Australia	30,374	6,758	17,724
Other International	25,972	39,826	20,724
Corporate and other	(45,272)	(38,186)	(35,670)
Gain on GOM Asset Sale	—	36,216	—
Gain on disposal of other assets	18,665	9,089	9,390
Total consolidated operating income	$180,857	$201,800	$161,726

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Capital expenditures:
North America	$38,149	$81,065	$34,200
Europe	81,674	71,096	107,212
West Africa	19,553	14,947	15,823
Australia	46,141	50,501	134
Other International	14,679	33,465	22,202
Corporate and other	106,727	203,836	158,296
Total capital expenditures (1) (2)	$306,923	$454,910	$337,867

Depreciation and amortization:
North America	$16,433	$13,408	$12,104
Europe	23,338	22,743	17,671
West Africa	9,595	8,701	8,092
Australia	8,423	5,428	3,599
Other International	13,414	12,377	9,672
Corporate and other	3,481	2,857	3,002
Total depreciation and amortization	$74,684	$65,514	$54,140

	March 31,
	2010	2009
	(In thousands)
Identifiable assets:
North America	$403,549	$361,105
Europe	767,007	683,191
West Africa	323,376	269,618
Australia	287,660	175,032
Other International	483,230	324,919
Corporate and other	229,798	520,706
Total identifiable assets (3)	$2,494,620	$2,334,571

Investments in unconsolidated affiliates – equity method investments:
Europe	$11,775	$11,201
Other International	186,082	1,175
Total investments in unconsolidated affiliates – equity method investments	$197,857	$12,376
________

(1)	Includes $97.6 million, $197.8 million and $150.4 million of construction in progress payments that were not allocated to business units in fiscal years 2010, 2009 and 2008, respectively.

(2)	Excludes $0.1 million of capital expenditures for discontinued operations for fiscal year 2008.

(3)
Includes $152.8 million and $230.1 million, respectively of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2010 and 2009, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

   We attribute revenue to various countries based on the location where helicopter services are actually performed.  Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end.  Entity-wide information by geographic area is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Gross revenue:
United Kingdom	$321,661	$349,426	$357,706
Nigeria	219,212	192,427	170,770
United States	217,538	267,789	249,641
Norway	143,351	63,874	12,931
Australia	130,698	113,770	102,774
Mexico	41,652	38,244	17,014
Trinidad	26,337	31,214	37,441
Other countries	67,307	77,059	64,487
	$1,167,756	$1,133,803	$1,012,764
	March 31,
	2010	2009
	(In thousands)
Long-lived assets:
United Kingdom	$416,255	$369,077
United States	310,615	278,506
Australia	213,351	119,054
Nigeria	202,489	158,588
Norway	186,999	175,632
Mexico	63,466	65,505
Brazil	48,299	32,758
Trinidad	41,998	40,731
Other countries	83,042	81,303
Construction in progress attributable to aircraft (1)	152,831	220,303
	$1,719,345	$1,541,457
_________

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.

During fiscal year 2010, we conducted operations in over 20 countries including the U.S. and the U.K.  Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions.  During fiscal years 2010, 2009 and 2008, the aggregate activities of one major integrated oil and gas company customer accounted for 12%, 18% and 21%, respectively, of consolidated gross revenue.  Also, during fiscal years 2010 and 2009 another customer accounted for 12% and 10%, respectively, of our consolidated gross revenue.  No other customer accounted for 10% or more of our consolidated gross revenue during those periods.  During fiscal year 2010, our top ten customers accounted for 52% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Note 13 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30 (1)	September 30 (2)	December 31 (3)	March 31 (4) (5)
	(In thousands, except per share amounts)
Fiscal Year 2010
Gross revenue	$290,452	$291,615	$303,306	$282,383
Operating income (6)	44,772	53,567	39,726	42,792
Net income from continuing operations (6)	23,991	33,710	27,126	28,668
Income from discontinued operations (7)	—	—	—	—
Basic earnings per common share:
Earnings from continuing operations	$0.71	$0.98	$0.74	$0.79
Earnings from discontinued operations	—	—	—	—
Net earnings	$0.71	$0.98	$0.74	$0.79
Diluted earnings per share:
Earnings from continuing operations	$0.66	$0.92	$0.74	$0.78
Earnings from discontinued operations	—	—	—	—
Net earnings	$0.66	$0.92	$0.74	$0.78
Fiscal Year 2009
Gross revenue	$284,123	$291,688	$282,987	$275,005
Operating income (6)	39,310	42,418	72,272	47,800
Net income from continuing operations (6)	23,283	28,559	47,700	25,988
Income from discontinued operations (7)	—	(246)	—	—
Basic earnings per common share:
Earnings from continuing operations(8)	$0.78	$0.84	$1.51	$0.78
Earnings from discontinued operations	—	(0.01)	—	—
Net earnings	$0.78	$0.83	$1.51	$0.78
Diluted earnings per share:
Earnings from continuing operations (8)	$0.72	$0.77	$1.32	$0.72
Earnings from discontinued operations	—	—	—	—
Net earnings	$0.72	$0.77	$1.32	$0.72
_________

(1)
Due to an increase in severance costs primarily driven by the departure of an executive officer, operating income and income from continuing operations for the fiscal quarter ended June 30, 2009 was negatively impacted by $4.2 million and $3.0 million, respectively. Operating income and net income from continuing operations for the fiscal quarter ended June 30, 2008 included $4.4 million and $3.7 million, respectively, in additional earnings associated with the Mexico Reorganization (see Note 2 for further discussion).

(2)
Operating income and net income from continuing operations for the fiscal quarter ended September 30, 2008 included $2.1 million and $1.5 million, respectively, in reduced earnings from hurricanes in the U.S. Gulf of Mexico.

(3)
Net income from continuing operations for the fiscal quarter ended December 31, 2008 was increased by $4.0 million as a result of a lower provision for income taxes, which was driven by a $2.6 million benefit related to tax elections filed as part of an internal reorganization and the resolution of $1.4 million in uncertain tax positions.

(4)
Net income from continuing operations for the fiscal quarter ended March 31, 2009 included dividend income received from an unconsolidated affiliate, net of taxes, of $1.8 million and a direct increase in our provision for income taxes of $4.7 million resulting from a one time provision for potential foreign taxes and settlement of tax contingencies related to certain foreign income taxes.  Operating income and net income from continuing operations for the fiscal quarter ended March 31, 2009 included expenses recognized in our Australia business unit for local tax matters of $1.3 million and $0.8 million, respectively, and a reduction in maintenance expense associated with a credit received from a third party maintenance provider of $6.8 million and $4.4 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

(5)
Net income from continuing operations for the fiscal quarter ended March 31, 2010 included dividend income received from an unconsolidated affiliate, net of taxes, of $1.6 million.  Operating income and net income from continuing operations for the fiscal quarter ended March 31, 2010 included a reduction in depreciation expense of $3.9 million and $2.5 million, respectively, recorded in the March 2010 quarter for errors in calculation of depreciation on certain aircraft in prior quarters, an allowance of $3.6 million and $2.3 million, respectively, recorded for accounts receivable due from our unconsolidated affiliate in Mexico, which we have determined are not probable of collection, and $1.4 million and $0.9 million, respectively, from a reduction in a bad debt allowance for accounts receivable due from a customer in Nigeria.

(6)
Operating income and net income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2009 and March 31, 2010 included $3.9 million, $3.2 million, $1.6 million and $3.5 million, respectively, in gains (losses) on disposal of other assets, net of taxes.  Operating income and net income from continuing operations for the fiscal quarters ended June 30, September 30 and December 31, 2008 and March 31, 2009 included $2.0 million, $2.5 million, ($0.1) million and $2.4 million, respectively, in gains (losses) on disposal of other assets, net of taxes.  Operating income and net income from continuing operations for the fiscal quarters ended December 31, 2008 and March 31, 2009 include $24.4 million and $(1.0) million, respectively, in gain (loss) on GOM Asset Sale, net of taxes.  See Note 2 for more information on the GOM Asset Sale.

(7)
On November 2, 2007, we sold our Grasso business, which comprised our entire Production Management Services segment.  The financial results for our Production Management Services segment through November 2, 2007 are classified as discontinued operations.  Income from discontinued operations for the fiscal quarter ended September 30, 2008 included after-tax losses of $0.2 million related to the sale.

(8)
Earnings per share (basic and diluted) was decreased for the fiscal quarters ended September 30 and December 31, 2008 and March 31, 2009 as a result of additional shares issued in our June 2008 offering and private placement by $0.13, $0.21 and $0.14, respectively.

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 ½% Senior Notes, the 6 ⅛% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc.  (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue:
Gross revenue	$505	$277,204	$890,047	$—	$1,167,756
Intercompany revenue	—	34,130	9,671	(43,801)	—
	505	311,334	899,718	(43,801)	1,167,756
Operating expense:
Direct cost	(987)	181,267	642,751	—	823,031
Intercompany expenses	30	9,882	33,889	(43,801)	—
Depreciation and amortization	1,209	29,072	44,403	—	74,684
General and administrative	34,695	20,928	64,078	—	119,701
	34,947	241,149	785,121	(43,801)	1,017,416

Gain on disposal of other assets	—	6,059	12,606	—	18,665
Earnings from unconsolidated affiliates, net of losses	120,761	—	13,978	(122,887)	11,852
Operating income	86,319	76,244	141,181	(122,887)	180,857

Interest income	75,383	57	867	(75,295)	1,012
Interest expense	(42,747)	39	(74,999)	75,295	(42,412)
Other income (expense), net	1,055	(529)	2,510	—	3,036

Income from continuing operations before provision for income taxes	120,010	75,811	69,559	(122,887)	142,493
Allocation of consolidated income taxes	(7,466)	(9,921)	(11,611)	—	(28,998)
Net income	112,544	65,890	57,948	(122,887)	113,495
Net income attributable to noncontrolling interests	(530)	—	(951)	—	(1,481)
Net income attributable to Bristow Group	$112,014	$65,890	$56,997	$(122,887)	$112,014

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,555	$1,834	$59,404	$—	$77,793
Accounts receivable	8,776	62,500	172,333	(23,342)	220,267
Inventories	—	86,441	100,422	—	186,863
Prepaid expenses and other current assets	758	6,991	42,671	(18,972)	31,448
Total current assets	26,089	157,766	374,830	(42,314)	516,371

Intercompany investment	998,138	104,482	133,609	(1,236,229)	—
Investment in unconsolidated affiliates	3,329	7,835	193,699	—	204,863
Intercompany notes receivable	1,098,786	—	(180,782)	(918,004)	—
Property and equipment – at cost:
Land and buildings	211	54,457	32,158	—	86,826
Aircraft and equipment	12,115	788,579	1,236,268	—	2,036,962
	12,326	843,036	1,268,426	—	2,123,788
Less: Accumulated depreciation and amortization	(1,322)	(143,753)	(259,368)	—	(404,443)
	11,004	699,283	1,009,058	—	1,719,345
Goodwill	—	4,486	27,269	—	31,755
Other assets	112,216	1,172	183,208	(274,310)	22,286
	$2,249,562	$975,024	$1,740,891	$(2,470,857)	$2,494,620

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,955	$12,647	$48,942	$(14,999)	$48,545
Accrued liabilities	7,687	23,958	88,471	(28,129)	91,987
Deferred taxes	(1,356)	—	11,573	—	10,217
Short-term borrowings and current maturities of long-term debt	—	—	15,366	—	15,366
Total current liabilities	8,286	36,605	164,352	(43,128)	166,115

Long-term debt, less current maturities	676,518	—	24,677	—	701,195
Intercompany notes payable	—	361,082	656,922	(1,018,004)	—
Accrued pension liabilities	—	—	106,573	—	106,573
Other liabilities and deferred credits	5,018	8,324	181,810	(174,310)	20,842
Deferred taxes	118,244	6,885	18,195	—	143,324

Stockholders’ investment:
Common Stock	359	4,996	22,091	(27,087)	359
Additional paid-in-capital	677,397	9,940	470,883	(480,823)	677,397
Retained earnings	820,145	547,192	39,468	(586,660)	820,145
Accumulated other comprehensive income (loss)	(57,999)	—	50,742	(140,845)	(148,102)
	1,439,902	562,128	583,184	(1,235,415)	1,349,799
Noncontrolling interests	1,594	—	5,178	—	6,772
	1,441,496	562,128	588,362	(1,235,415)	1,356,571
	$2,249,562	$975,024	$1,740,891	$(2,470,857)	$2,494,620

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(53,903)	$67,224	$182,038	$—	$195,359

Cash flows from investing activities:
Capital expenditures	(6,198)	(138,108)	(162,617)	—	(306,923)
Proceeds from asset dispositions	—	60,588	18,142	—	78,730
Investment in unconsolidated affiliate	(4,579)	—	(178,961)	—	(183,540)

Net cash used in investing activities	(10,777)	(77,520)	(323,436)	—	(411,733)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(2,301)	—	(8,924)	—	(11,225)
Increases (decreases) in cash related to intercompany advances and debt	(170,737)	14,306	156,431	—	—
Dividends paid	30,389	—	(30,389)	—	—
Partial prepayment of put/call obligation	(76)	—	—	—	(76)
Acquisition of noncontrolling interest	—	(7,621)	—	—	(7,621)
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of Common Stock	3,594	—	—	—	3,594
Net cash provided by (used in) financing activities	(145,456)	6,685	117,118	—	(21,653)
Effect of exchange rate changes on cash and cash equivalents	—	—	14,851	—	14,851
Net decrease in cash and cash equivalents	(210,136)	(3,611)	(9,429)	—	(223,176)
Cash and cash equivalents at beginning of period	226,691	5,445	68,833	—	300,969
Cash and cash equivalents at end of period	$16,555	$1,834	$59,404	$—	$77,793

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue:
Gross revenue	$550	$333,286	$799,967	$—	$1,133,803
Intercompany revenue	—	27,262	22,223	(49,485)	—
	550	360,548	822,190	(49,485)	1,133,803
Operating expense:
Direct cost	503	211,824	609,035	—	821,362
Intercompany expenses	—	22,629	26,856	(49,485)	—
Depreciation and amortization	530	23,690	41,294	—	65,514
General and administrative	28,117	16,310	59,229	—	103,656
	29,150	274,453	736,414	(49,485)	990,532

Gain (loss) on GOM Asset Sale	(1,837)	39,877	(1,824)	—	36,216
Gain on disposal of other assets	—	1,704	26,948	(19,563)	9,089
Earnings from unconsolidated affiliates, net of losses	182,744	3,453	12,117	(185,090)	13,224
Operating income	152,307	131,129	123,017	(204,653)	201,800

Interest income	76,048	131	2,305	(72,480)	6,004
Interest expense	(36,407)	—	(71,222)	72,480	(35,149)
Other income (expense), net	3,886	796	(1,314)	—	3,368

Income from continuing operations before provision for income taxes	195,834	132,056	52,786	(204,653)	176,023
Allocation of consolidated income taxes	(72,062)	(13,003)	34,572	—	(50,493)
Net income from continuing operations	123,772	119,053	87,358	(204,653)	125,530
Net income attributable to noncontrolling interests	(815)	—	(1,512)	—	(2,327)
Net income attributable to Bristow Group from continuing operations	122,957	119,053	85,846	(204,653)	123,203
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	(379)	—	—	(379)
Benefit for income taxes on discontinued operations	—	133	—	—	133
Loss from discontinued operations	—	(246)	—	—	(246)
Net income attributable to Bristow Group	$122,957	$118,807	$85,846	$(204,653)	$122,957

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,691	$5,445	$68,833	$—	$300,969
Accounts receivable	11,931	67,047	172,974	(35,278)	216,674
Inventories	—	82,422	83,016	—	165,438
Prepaid expenses and other current assets	1,000	6,200	30,676	(17,650)	20,226
Total current assets	239,622	161,114	355,499	(52,928)	703,307

Intercompany investment	924,815	62,990	251,960	(1,239,765)	—
Investment in unconsolidated affiliates	1,631	150	18,484	—	20,265
Intercompany notes receivable	835,439	—	(8,709)	(826,730)	—
Property and equipment – at cost:
Land and buildings	212	48,770	19,979	—	68,961
Aircraft and equipment	7,280	768,709	1,047,022	—	1,823,011
	7,492	817,479	1,067,001	—	1,891,972
Less: Accumulated depreciation and amortization	(1,511)	(129,675)	(219,329)	—	(350,515)
	5,981	687,804	847,672	—	1,541,457
Goodwill	—	4,486	40,168	—	44,654
Other assets	113,735	1,151	186,726	(276,724)	24,888
	$2,121,223	$917,695	$1,691,800	$(2,396,147)	$2,334,571

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$938	$20,772	$50,230	$(27,048)	$44,892
Accrued liabilities	11,458	22,703	90,594	(26,951)	97,804
Deferred taxes	(1,575)	—	7,770	—	6,195
Short-term borrowings and current maturities of long-term debt	—	—	5,909	—	5,909
Total current liabilities	10,821	43,475	154,503	(53,999)	154,800

Long-term debt, less current maturities	673,605	—	44,399	—	718,004
Intercompany notes payable	—	355,150	572,148	(927,298)	—
Accrued pension liabilities	—	—	81,380	—	81,380
Other liabilities and deferred credits	3,340	8,567	181,964	(177,130)	16,741
Deferred taxes	97,503	6,299	23,464	—	127,266

Stockholders’ investment:
Preferred stock	222,554	—	—	—	222,554
Common Stock	291	4,996	9,646	(14,642)	291
Additional paid-in-capital	436,296	17,906	542,992	(560,898)	436,296
Retained earnings	718,493	481,302	12,860	(494,162)	718,493
Accumulated other comprehensive income (loss)	(48,787)	—	64,351	(168,018)	(152,454)
	1,328,847	504,204	629,849	(1,237,720)	1,225,180
Noncontrolling interests	7,107	—	4,093	—	11,200
	1,335,954	504,204	633,942	(1,237,720)	1,236,380
	$2,121,223	$917,695	$1,691,800	$(2,396,147)	$2,334,571

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(170,736)	$10,619	$189,816	$98,163	$127,862

Cash flows from investing activities:
Capital expenditures	(1,241)	(288,335)	(165,334)	—	(454,910)
Proceeds from asset dispositions	—	87,607	14,313	—	101,920
Acquisitions, net of cash received	(923)	356	(15,946)	—	(16,513)

Net cash used in investing activities	(2,164)	(200,372)	(166,967)	—	(369,503)

Cash flows from financing activities:
Proceeds from borrowings	115,000	—	—	—	115,000
Debt issuance costs	(3,768)	—	—	—	(3,768)
Repayment of debt and debt redemption premiums	(2,300)	—	(21,229)	—	(23,529)
Increases (decreases) in cash related to intercompany advances and debt	(160,320)	194,837	63,646	(98,163)	—
Dividends paid	12,900	—	(12,900)	—	—
Partial prepayment of put/call obligation	(220)	—	—	—	(220)
Distributions to noncontrolling interest owners	—	—	(2,468)	—	(2,468)
Preferred Stock dividends paid	(12,650)	—	—	—	(12,650)
Issuance of Common Stock	225,259	—	—	—	225,259
Tax benefit related to exercise of stock options	248	—	—	—	248
Net cash provided by financing activities	174,149	194,837	27,049	(98,163)	297,872
Effect of exchange rate changes on cash and cash equivalents	(1,052)	—	(44,260)	—	(45,312)
Net increase in cash and cash equivalents	197	5,084	5,638	—	10,919
Cash and cash equivalents at beginning of period	226,494	361	63,195	—	290,050
Cash and cash equivalents at end of period	$226,691	$5,445	$68,833	$—	$300,969

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

Supplemental Condensed Consolidating Statement of Income
Fiscal Year Ended March 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$271	$302,510	$709,983	$—	$1,012,764
Intercompany revenue	—	23,220	25,694	(48,914)	—
	271	325,730	735,677	(48,914)	1,012,764
Operating expense:
Direct cost	144	203,962	522,327	—	726,433
Intercompany expenses	—	25,845	23,069	(48,914)	—
Depreciation and amortization	291	21,357	32,492	—	54,140
General and administrative	27,651	12,832	52,350	—	92,833
	28,086	263,996	630,238	(48,914)	873,406

Gain (loss) on disposal of other assets	(2)	3,967	5,425	—	9,390
Earnings from unconsolidated affiliates, net of losses	85,395	68	12,910	(85,395)	12,978
Operating income	57,578	65,769	123,774	(85,395)	161,726

Interest income	87,441	224	2,268	(77,208)	12,725
Interest expense	(26,643)	—	(74,344)	77,208	(23,779)
Other income (expense), net	1,080	(997)	1,502	—	1,585

Income from continuing operations before provision for income taxes	119,456	64,996	53,200	(85,395)	152,257
Allocation of consolidated income taxes	(15,272)	1,893	(31,147)	—	(44,526)
Net income from continuing operations	104,184	66,889	22,053	(85,395)	107,731
Net income attributable to noncontrolling interests	(192)	—	275	—	83
Net income attributable to Bristow Group from continuing operations	103,992	66,889	22,328	(85,395)	107,814
Discontinued operations:
Income from discontinued operations before provision for income taxes	—	1,722	—	—	1,722
Provision for income taxes on discontinued operations	—	(5,544)	—	—	(5,544)
Loss from discontinued operations	—	(3,822)	—	—	(3,822)
Net income attributable to Bristow Group	$103,992	$63,067	$22,328	$(85,395)	$103,992

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ― (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended March 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(418)	$83,358	$7,803	$(3,186)	$87,557

Cash flows from investing activities:
Capital expenditures	(164)	(270,819)	(67,020)	—	(338,003)
Proceeds from asset dispositions	—	19,376	7,247	—	26,623
Acquisitions, net of cash received	(16,990)	—	2,368	—	(14,622)
Net proceeds from sale of discontinued operations	21,958	—	—	—	21,958
Notes issued to unconsolidated affiliate	—	(4,141)	—	—	(4,141)
Investment in unconsolidated affiliate	—	(1,960)	—	—	(1,960)

Net cash provided by (used in) investing activities	4,804	(257,544)	(57,405)	—	(310,145)

Cash flows from financing activities:
Proceeds from borrowings	350,622	—	—	—	350,622
Debt issuance costs	(5,882)	—	—	—	(5,882)
Repayment of debt and debt redemption premiums	—	—	(10,054)	—	(10,054)
Increases (decreases) in cash related to intercompany advances and debt	(250,586)	171,113	76,287	3,186	—
Partial prepayment of put/call obligation	(163)	—	—	—	(163)
Acquisition of noncontrolling interest	—	—	(507)	—	(507)
Preferred Stock dividends paid	(12,650)	—	—	—	(12,650)
Issuance of Common Stock	5,756	—	—	—	5,756
Tax benefit related to exercise of stock options	1,738	—	—	—	1,738
Net cash provided by financing activities	88,835	171,113	65,726	3,186	328,860
Effect of exchange rate changes on cash and cash equivalents	263	—	(673)	—	(410)
Net increase (decrease) in cash and cash equivalents	93,484	(3,073)	15,451	—	105,862
Cash and cash equivalents at beginning of period	133,010	3,434	47,744	—	184,188
Cash and cash equivalents at end of period	$226,494	$361	$63,195	$—	$290,050

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer ("CEO"), and Elizabeth D. Brumley, our Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010.  Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010.  The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

We identified the following changes in internal control over financial reporting that materially affected internal control over financial reporting during the quarter ended March 31, 2010:

U.S. Payroll System.  During the fiscal 2010 we began the implementation of a new payroll software system. Associated with the implementation of this system and the transition from our prior system, we made certain changes in our internal control over financial reporting.  These changes were primarily made during the fiscal quarter ended March 31, 2010.  Based on that review and evaluation, management believes that it has implemented additional controls sufficient so that adequate control procedures are in place and will be followed.  There were no other changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bristow Group Inc.:

We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated May 21, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
May 21, 2010

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2010 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

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

Item 11.  Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2010 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference.  Information in our fiscal year 2010 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2010 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14.  Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2010 annual meeting of stockholders under the caption “Relationship with Independent Public Accountants” and is incorporated into this document by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements —

            Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Income for fiscal years 2010, 2009 and 2008.
Consolidated Balance Sheets as of March 31, 2010 and 2009.
Consolidated Statements of Cash Flows for fiscal years 2010, 2009 and 2008.
Consolidated Statements of Stockholders’ Investment for fiscal years 2010, 2009 and 2008.
Notes to Consolidated Financial Statements.

(a) (2)     Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a) (3)     Exhibits

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of the Company.	001-31617	10-Q	January 12, 2006	3(4)
	(3) Amendments to Section 1.9, 5.1 and 5.2 of the Amended and Restated Bylaws of the Company.	001-31617	8-K	December 26, 2007	3.2
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee.	333-107148	S-4	July 18, 2003	4.1
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.3

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.4
	(6) Supplemental Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee.	001-31617	10-Q	August 5, 2004	4.1

(7)  Supplemental Indenture dated as of August 16, 2005, among the
   Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.
		001-31617	8-K	August 22, 2005	4(1)
	(8) Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1
	(9) Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2
	(10) Form of 144A Global Note representing $299,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3
	(11) Form of regulation S Global Note representing $1,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4
	(12) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7½% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1
	(13) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.	001-31617	10-Q	November 5, 2007	4.2
	(14) Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1
	(15) First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2
(10)	Material Contracts.
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	001-31617	8-K	November 9, 2009	10.1
	(5) Master Agreement dated December 12, 1996.	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)
(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
(10) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	November 4, 2004	10(1)
(13) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	December 16, 2005	10(28)
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	January 12, 2006	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	January 12, 2006	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	January 12, 2006	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	January 12, 2006	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	January 12, 2006	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	January 12, 2006	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	January 12, 2006	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	January 12, 2006	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	January 12, 2006	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	January 12, 2006	10(10)
(25) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)
(26) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 3, 2006	10(3)

(27)    Form of Aircraft Lease agreement between CFS Air, LLC and Air
   Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease
   Agreement).
	001-31617	10-Q	February 9, 2006	10(2)
(28) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Date	Date	Exhibit Number
(29) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(30) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(31) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(32) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(33) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(34) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(35) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(36) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(37) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(38) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(39) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
(40) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(41) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(42) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1
(43) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2
(44) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(45) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(46) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(47) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(48) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(49) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1
(50) Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.54
(51) Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.55
(52) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(53) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
	(54) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
	(55) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
	(56) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
	(57) Bristow Group Inc. FY 2009 Annual Incentive Compensation Plan – Plan Provisions. *	001-31617	8-K	June 6, 2008	10.4
	(58) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
	(59) Third Amendment to Revolving Credit Agreement.	001-31617	8-K	June 17, 2008	10.2
	(60) Third Amendment to Letter of Credit Facility Agreement.	001-31617	8-K	June 17, 2008	10.3
	(61) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
	(62) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
	(63) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
	(64) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
	(65) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
	(66) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
	(67) Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2009	10.4
	(68) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
	(69)†Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *
(21)†	Subsidiaries
(23)†	Consent of Independent Registered Public Accounting Firm
(24)†	Powers of Attorney
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 21st day of May 2010.

BRISTOW GROUP INC.

By: /s/ Elizabeth D. Brumley
Elizabeth D. Brumley
Vice President, Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 21st day of May 2010.

/s/ William E. Chiles	President, Chief Executive Officer
William E. Chiles	and Director

/s/ Elizabeth D. Brumley	Vice President, Finance and
Elizabeth D. Brumley	Chief Financial Officer

/s/ Brian J. Allman	Chief Accounting Officer and
Brian J. Allman	Corporate Controller

*	Director
Thomas N. Amonett

*	Director
Stephen J. Cannon

*	Director
Michael A. Flick

*	Director
Ian A. Godden

*	Chairman of the Board and Director
Thomas C. Knudson

*	Director
John M. May

*	Director
Bruce H. Stover

*	Director
Ken C. Tamblyn

*	Director
William P. Wyatt

/s/ Randall A. Stafford
* By: Randall A. Stafford (Attorney-in-Fact)

EXHIBIT INDEX

		Incorporated by Reference to
	Exhibits	Registration or File Number	Registration or File Number	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.
	(1) Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1
	(2) Amended and Restated By-laws of the Company.	001-31617	10-Q	January 12, 2006	3(4)
	(3) Amendments to Section 1.9, 5.1 and 5.2 of the Amended and Restated Bylaws of the Company.	001-31617	8-K	December 26, 2007	3.2
(4)	Instruments defining the rights of security holders, including indentures.
	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)
	(2) Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee.	333-107148	S-4	July 18, 2003	4.1
	(3) Registration Rights Agreement, dated as of June 20, 2003, among the Company and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Howard Weil, A Division of Legg Mason Wood Walker, Inc., Jefferies & Company, Inc., and Johnson Rice & Company L.L.C.	333-107148	S-4	July 18, 2003	4.2
	(4) Form of 144A Global Note representing $228,170,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.3

(5) Form of Regulation S Global Note representing $1,830,000 Principal Amount of 6⅛% Senior Notes due 2013.	333-107148	S-4	July 18, 2003	4.4
(6) Supplemental Indenture, dated as of June 30, 2004, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee.	001-31617	10-Q	August 5, 2004	4.1

(7)  Supplemental Indenture dated as of August 16, 2005, among the
   Company, as issuer, the Guarantors listed on the signature page, as guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.
	001-31617	8-K	August 22, 2005	4(1)
(8) Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1
(9) Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2
(10) Form of 144A Global Note representing $299,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3
(11) Form of regulation S Global Note representing $1,000,000 principal amount of 7½% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4
(12) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7½% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1

		Incorporated by Reference to
	Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
	(13) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 6⅛% Senior Notes due 2013.	001-31617	10-Q	November 5, 2007	4.2
	(14) Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1
	(15) First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2
(10)	Material Contracts.
	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(ww)
	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(xx)
	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84
	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	001-31617	8-K	November 9, 2009	10.1
	(5) Master Agreement dated December 12, 1996.	0-5232	8-K	December 1996	2(1)
	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)
(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1
(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12
(10) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)
(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)
(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan*	001-31617	10-Q	November 4, 2004	10(1)
(13) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)
(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	December 16, 2005	10(28)

Incorporated by reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	January 12, 2006	10(1)
(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	January 12, 2006	10(2)
(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	January 12, 2006	10(3)
(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	January 12, 2006	10(4)
(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	January 12, 2006	10(5)
(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	January 12, 2006	10(6)
(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	January 12, 2006	10(7)
(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	January 12, 2006	10(8)
(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	January 12, 2006	10(9)
(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	January 12, 2006	10(10)
(25) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)
(26) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 3, 2006	10(3)

(27)  Form of Aircraft Lease agreement between CFS Air, LLC and Air
     Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease
     Agreement).
	001-31617	10-Q	February 9, 2006	10(2)
(28) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

(29) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)
(30) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)
(31) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)
(32) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)
(33) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)
(34) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)
(35) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)
(36) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)
(37) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)
(38) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)
(39) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)
(40) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)
(41) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)
(42) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1

	Incorporated by Reference to
Exhibits	Registration of File Number	Form or Report	Date	Exhibit Number
(43) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2
(44) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3
(45) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1
(46) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2
(47) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3
(48) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4
(49) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1
(50) Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.54
(51) Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.55
(52) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

	(53) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3
	(54) Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1
	(55) Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2
	(56) Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3
	(57) Bristow Group Inc. FY 2009 Annual Incentive Compensation Plan – Plan Provisions. *	001-31617	8-K	June 6, 2008	10.4
	(58) Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1
	(59) Third Amendment to Revolving Credit Agreement.	001-31617	8-K	June 17, 2008	10.2
	(60) Third Amendment to Letter of Credit Facility Agreement.	001-31617	8-K	June 17, 2008	10.3
	(61) Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1
	(62) Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2
	(63) 2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1
	(64) Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1
	(65) Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2
	(66) Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3
	(67) Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2009	10.4
	(68) Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1
	(69)† Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan. *
(21)†	Subsidiaries
(23)†	Consent of Independent Registered Public Accounting Firm
(24)†	Powers of Attorney
(31.1)†	Certification of Chief Executive Officer.
(31.2)†	Certification of Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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