Form 10-Q
period 2010-06-30
Bristow Group Inc
filed 2010-08-04
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of July 30, 2010.
            36,171,197 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended June 30,
	2010	2009
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$254,594	$248,891
Operating revenue from affiliates	17,415	14,602
Reimbursable revenue from non-affiliates	20,063	25,853
Reimbursable revenue from affiliates	166	1,106
	292,238	290,452
Operating expense:
Direct cost	183,164	180,677
Reimbursable expense	20,178	26,657
Depreciation and amortization	19,331	18,186
General and administrative	30,902	28,802
	253,575	254,322

Gain on disposal of assets	1,718	6,009
Earnings from unconsolidated affiliates, net of losses	(702)	2,633
Operating income	39,679	44,772
Interest income	292	222
Interest expense	(11,038)	(10,012)
Other income (expense), net	515	(1,481)
Income before provision for income taxes	29,448	33,501
Provision for income taxes	(8,540)	(9,510)
Net income	20,908	23,991
Net income attributable to noncontrolling interests	(100)	(268)
Net income attributable to Bristow Group	20,808	23,723
Preferred stock dividends	—	(3,162)
Net income available to common stockholders	$20,808	$20,561
Earnings per common share:
Basic	$0.58	$0.71
Diluted	$0.57	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,858	$77,793
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $0.7 million and $0.2 million, respectively	224,899	203,312
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.7 million	18,533	16,955
Inventories	186,223	186,863
Prepaid expenses and other current assets	37,080	31,448
Total current assets	540,593	516,371
Investment in unconsolidated affiliates	200,797	204,863
Property and equipment – at cost:
Land and buildings	86,091	86,826
Aircraft and equipment	2,032,803	2,036,962
	2,118,894	2,123,788
Less – Accumulated depreciation and amortization	(407,306)	(404,443)
	1,711,588	1,719,345
Goodwill	31,182	31,755
Other assets	20,405	22,286
	$2,504,565	$2,494,620

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$46,424	$48,545
Accrued wages, benefits and related taxes	29,160	35,835
Income taxes payable	—	2,009
Other accrued taxes	4,856	3,056
Deferred revenues	16,055	19,321
Accrued maintenance and repairs	12,836	10,828
Accrued interest	8,601	6,430
Other accrued liabilities	22,878	14,508
Deferred taxes	10,126	10,217
Short-term borrowings and current maturities of long-term debt	14,890	15,366
Total current liabilities	165,826	166,115
Long-term debt, less current maturities	696,594	701,195
Accrued pension liabilities	104,076	106,573
Other liabilities and deferred credits	19,852	20,842
Deferred taxes	148,625	143,324
Commitments and contingencies (Note 4)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,173,683 as of June 30 and 35,954,040 as of March 31 (exclusive of 1,291,325 treasury shares)	362	359
Additional paid-in capital	680,190	677,397
Retained earnings	840,953	820,145
Accumulated other comprehensive loss	(158,089)	(148,102)
	1,363,416	1,349,799
Noncontrolling interests	6,176	6,772
	1,369,592	1,356,571
	$2,504,565	$2,494,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$20,908	$23,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,331	18,186
Deferred income taxes	5,740	2,810
Discount amortization on long-term debt	776	725
Gain on disposal of assets	(1,718)	(6,009)
Gain on sale of joint ventures	(578)	—
Stock-based compensation	3,730	3,607
Equity in earnings from unconsolidated affiliates less than dividends received	702	1,078
Tax benefit related to stock-based compensation	(163)	(26)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(20,451)	9,866
Inventories	(944)	(6,336)
Prepaid expenses and other assets	162	(7,958)
Accounts payable	(1,466)	6,081
Accrued liabilities	2,563	(13,127)
Other liabilities and deferred credits	(2,942)	2,092
Net cash provided by operating activities	25,650	34,980
Cash flows from investing activities:
Capital expenditures	(29,508)	(86,040)
Deposits on assets held for sale	1,000	23,764
Proceeds from sale of joint ventures	1,291	—
Proceeds from asset dispositions	4,022	40,364
Acquisition, net of cash received	—	(178,638)
Net cash used in investing activities	(23,195)	(200,550)
Cash flows from financing activities:
Proceeds from borrowings	1,963	—
Repayment of debt	(6,767)	(1,404)
Distribution to noncontrolling interest owners	(637)	—
Partial prepayment of put/call obligation	(14)	(19)
Preferred stock dividends paid	—	(3,162)
Issuance of common stock	111	346
Tax benefit related to stock-based compensation	163	26
Net cash used in financing activities	(5,181)	(4,213)
Effect of exchange rate changes on cash and cash equivalents	(1,209)	7,109
Net decrease in cash and cash equivalents	(3,935)	(162,674)
Cash and cash equivalents at beginning of period	77,793	300,969
Cash and cash equivalents at end of period	$73,858	$138,295
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,171	$9,180
Income taxes	$6,281	$4,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2011 is referred to as fiscal year 2011.  Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2010 Annual Report (the “fiscal year 2010 Financial Statements”).  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2010, the consolidated results of operations for the three months ended June 30, 2010 and 2009, and the consolidated cash flows for the three months ended June 30, 2010 and 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2010 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income for the three months ended June 30, 2010 and 2009, includes $0.1 million and $1.5 million, respectively, in foreign currency transaction losses.

During the three months ended June 30, 2010 and 2009, our primary foreign currency exposures were to the British pound sterling, the euro, the Australian dollar and the Nigerian naira.  The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2010	2009
One British pound sterling into U.S. dollars
High	1.55	1.66
Average	1.49	1.55
Low	1.43	1.44
At period-end	1.50	1.65
One euro into U.S. dollars
High	1.36	1.43
Average	1.27	1.36
Low	1.19	1.29
At period-end	1.22	1.40
One Australian dollar into U.S. dollars
High	0.93	0.82
Average	0.88	0.76
Low	0.81	0.69
At period-end	0.84	0.81
One Nigerian naira into U.S. dollars
High	0.0070	0.0069
Average	0.0067	0.0068
Low	0.0066	0.0067
At period-end	0.0068	0.0068
________

Source:  Bank of England and Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We estimate that the fluctuation of these currencies versus the three months ended June 30, 2009 had the following effect on our financial condition and results of operations (in thousands):

Three Months Ended June 30, 2010

Revenue	$1,761
Operating expense	550
Earnings from unconsolidated affiliates, net of losses	(70)
Non-operating expense	1,417
Income before provision for income taxes	3,658
Provision for income taxes	(1,061)
Net income	2,597
Cumulative translation adjustment	(9,987)
Total stockholders’ investment	$(7,390)

Other Matters

As of June 30, 2010, other accrued liabilities on the condensed consolidated balance sheet includes accruals for insurance, travel, training, accommodations, fuel and freight as well as deposits for aircraft held for sale.

As discussed in “Item 1A. Risk Factors” in our fiscal year 2010 Annual Report, our results of operations are subject to seasonal fluctuations as a result of harsh weather conditions and shorter winter days which can limit activity and reduce flying.

Recent Accounting Pronouncements

On April 1, 2010, we adopted new accounting and disclosure requirements for transfers of financial assets which require greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changed the requirements for derecognizing financial assets.  In addition, the concept of a qualifying special-purpose entity was eliminated.  We have no financial assets subject to these requirements and therefore the adoption of these requirements had no impact on our financial position, cash flows, and results of operations.

On April 1, 2010, we adopted an amendment to the accounting and disclosure requirements for the consolidation of Variable Interest Entities (“VIEs”).  This amendment changes how a reporting entity identifies a controlling financial interest in a VIE from the current quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE.  Our adoption of this amendment effective April 1, 2010 did not change our conclusions with regard to VIEs and did not have an impact on our financial position, cash flows, and results of operations.  The additional disclosure requirements included in this amendment are provided in Note 6.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standard to amended disclosure requirements related to fair value measurements by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities.  This standard also requires separate line items disclosure of all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, in contrast to the current aggregate presentation as a single line item.  Certain disclosure requirements of this standard were effective April 1, 2010, while other disclosure requirements of the standard are effective for financial statements issued for reporting periods beginning after December 15, 2010.  Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not impact our financial position, cash flows or results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In October 2009, the FASB issued application guidance on multiple deliverables in revenue arrangements which is effective April 1, 2011.  This update provides further guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting and establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  We have not determined the impact that the adoption of this guidance would have on our financial position, cash flows or results of operations, if any.

NOTE 2 — DEBT

Debt as of June 30 and March 31, 2010 consisted of the following:

	June 30, 2010	March 31, 2010
	(In thousands)

7 ½% Senior Notes due 2017, including $0.5 million of unamortized premium	$350,458	$350,473
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038, including $18.2 million and $19.0 million of unamortized discount, respectively	96,819	96,043
Bristow Norway Debt	10,541	11,841
RLR Note	15,799	16,089
Term loans	5,904	12,081
Other debt	1,963	34
Total debt	711,484	716,561
Less short-term borrowings and current maturities of long-term debt	(14,890)	(15,366)
Total long-term debt	$696,594	$701,195

In May 2010, we repaid $5.9 million of the term loans early.  The quarterly principal payments of $0.6 million were reduced to $0.3 million, with the final principal payment remaining due on June 30, 2015.

In April 2010, Aviashelf Aviation Co., a fully consolidated subsidiary, entered into a short-term loan at a 19% interest rate that matures on March 31, 2011 with Bank Iturup for 60,000,000 Russian rubles (approximately $2 million).

In June 2008, we completed the sale of $115.0 million of 3% Convertible Senior Notes due 2013 (“3% Convertible Senior Notes”).  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock, par value $.01 per share (“Common Stock”).  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount.  For further details on the 3% Convertible Senior Notes, see Note 5 to the fiscal year 2010 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The balances of the liability and equity components of the 3% Convertible Senior Notes as of each period presented are as follows (in thousands):

	June 30, 2010	March 31, 2010
Equity component — net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(18,181)	(18,957)
Debt component – net carrying value	$96,819	$96,043

The remaining debt discount is being amortized into interest expense over the expected five year remaining life of the 3% Convertible Senior Notes using the effective interest rate of 6.9%.  Interest expense related to the 3% Convertible Senior Notes was recognized as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Contractual coupon interest	$863	$863
Amortization of debt discount	776	725
Total interest expense	$1,639	$1,588

On July 15, 2010, we borrowed $8.1 million from Whitney National Bank which is payable on December 15, 2010 and secured by one aircraft.  Interest is payable on the loan at 4.00% as of July 15, 2010.

NOTE 3 — FAIR VALUE DISCLOSURES

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

The following table summarizes the financial instruments we had as of June 30, 2010, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010	Balance Sheet Classification
Rabbi Trust investments	$3,052	$—	$—	$3,052	Other Assets
Total assets	$3,052	$—	$—	$3,052

The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10 in the fiscal year 2010 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices.  The carrying and fair values of our long-term debt, including the current portion, are as follows (in thousands):

	June 30, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 ½% Senior Notes	$350,458	$336,875	$350,473	$352,625
6 ⅛% Senior Notes	230,000	226,263	230,000	228,850
3% Convertible Senior Notes	96,819	94,156	96,043	101,488
Other	34,207	34,207	40,045	40,045
	$711,484	$691,501	$716,561	$723,008

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft.  As of June 30, 2010, we had seven aircraft on order and options to acquire an additional 41 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating income.

	Nine Months Ending March 31,		Fiscal Year Ending March 31,
	2011		2012		2013	2014	2015	Total
Commitments as of June 30, 2010:
Number of aircraft:
Medium	3		—		—	—	—	3
Large	1		3		—	—	—	4
	4	(1)	3	(2)	—	—	—	7
Related expenditures (in thousands) (3)	$32,551		$48,456		$—	$—	$—	$81,007
Options as of June 30, 2010:
Number of aircraft:
Medium	—		7		12	4	5	28
Large	—		4		5	4	—	13
	—		11		17	8	5	41
Related expenditures (in thousands) (3)	$60,733		$236,549		$222,241	$134,129	$67,500	$721,152
_________

(1)	Signed customer contracts are currently in place for one of these four aircraft.

(2)	No signed customer contracts are currently in place for these three aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2010:

	Orders	Options
Beginning of quarter	9	39
Aircraft delivered	(1)	—
Cancelled order	(1)	—
Reinstated options	—	2
End of quarter	7	41

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Document Subpoena Relating to DOJ Antitrust Investigation — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the DOJ.  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  The Company submitted to the DOJ substantially all documents responsive to the subpoena and had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  On August 3, 2010 the Company was advised by the DOJ that it had closed the investigation.

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also names other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleges violations of Section 1 of the Sherman Act.  Among other things, the complaint alleges that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff seeks to represent a purported class of direct purchasers of offshore helicopter services and is asking for, among other things, unspecified treble monetary damages and injunctive relief.  We intend to defend against this lawsuit vigorously.  As this lawsuit is in its initial stage, we are currently unable to determine whether it could have a material affect on our business, financial condition and results of operations.  We did not incur any legal or other professional fees related to this matter during the three months ended June 30, 2010 or 2009; however, significant expenditures may continue to be incurred in the future.

Environmental Contingencies — The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at four former waste disposal facilities that are on the National Priorities List of contaminated sites.  Under the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites.  We were identified by the EPA as a PRP at the Western Sand and Gravel Superfund site in Rhode Island in 1984, at the Sheridan Disposal Services Superfund site in Waller County, Texas, in 1989, at the Gulf Coast Vacuum Services Superfund site near Abbeville, Louisiana, in 1989, and at the Operating Industries, Inc. Superfund site in Monterey Park, California, in 2003.  We have not received any correspondence from the EPA with respect to the Western Sand and Gravel Superfund site since February 1991, nor with respect to the Sheridan Disposal Services Superfund site since 1989.  Remedial activities at the Gulf Coast Vacuum Services Superfund site were completed in September 1999 and the site was removed from the National Priorities List in July 2001.  The EPA submitted a de minimus settlement offer to us in March 2010 which we have accepted.  Following finalization of the settlement, we will be released from liability in connection with this site.  Although we have not yet obtained a formal release for liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with the sites is not likely to have a material adverse affect on our business, financial condition or results of operations.

Guarantees — We have guaranteed the repayment of up to £10 million (approximately $15 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2010 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio Campeche S.A. de C.V. (“Heliservicio”), another unconsolidated affiliate, from time to time.  As of June 30, 2010, surety bonds with an aggregate value of 312 million Mexican pesos (approximately $24.3 million) and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($19.4 million) of the surety bonds outstanding.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee, as of June 30, 2010 (in thousands):

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Year 2016 and Thereafter

$40,495	$1,651	$20,782	$18,062	$—

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

NOTE 5 — TAXES

Our effective income tax rates were 29.0% and 28.4% for the three months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010 and 2009, we accrued tax contingency related items totaling $0.2 million and $1.3 million, respectively.  Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of June 30, 2010, there were $9.2 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.  For the three months ended June 30, 2010 and 2009, we accrued interest and penalties of $0.1 million and $0.2 million, respectively, in connection with uncertain tax positions.

NOTE 6 — VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.  If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

As of June 30 and March 31, 2010, we have four VIE’s of which we are the primary beneficiary and were involved in one VIE of which we are not the primary beneficiary.

VIEs of which we are the primary beneficiary

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“Bristow Helicopters”).  Its subsidiaries provide helicopter services to customers primarily in the U.K, Norway, Australia and West Africa.  Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights.  The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total).  We also have £91.0 million (approximately $136.2 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $756.7 million as of June 30, 2010.  No interest payments have been paid through June 30, 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholders’ agreement respecting, among other things, the composition of the board of directors of Bristow Aviation.  On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each.  So long as Caledonia has a significant interest in the shares of the Common Stock of Bristow Group Inc. issued to it pursuant to the transaction or maintains its voting control of Bristow Aviation, Caledonia will have the right to nominate two persons to our board of directors and to replace any such directors so nominated.

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares.  Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement.  The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) regarding the suitability of the new holder of the Bristow Aviation shares.  The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor.  However, we would work diligently to find a E.U. investor suitable to the CAA.  The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest.

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate.  The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2010) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consdensed consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to us.  The put option price is calculated in the same way as the call option price except, that the guaranteed rate for the period to April 2004 was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

Bristow Aviation and its subsidiaries are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information reflected on our condensed consolidated balance sheets and statements of income for Bristow Aviation and subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, is as follows (in thousands):

	June 30, 2010	March 31, 2010
Assets
Cash and cash equivalents	$42,818	$54,292
Accounts receivable	170,764	149,848
Inventories	97,330	98,993
Prepaid expenses and other current assets	32,010	35,093
Total current assets	342,922	338,226
Investment in unconsolidated affiliates	11,251	12,938
Property and equipment, net	188,654	204,521
Goodwill	15,026	15,569
Other assets	10,671	15,020
Total assets	$568,524	$586,274
Liabilities
Accounts payable	51,923	54,592
Accrued liabilities	818,176	793,754
Deferred taxes	11,928	11,633
Short-term borrowings and current maturities of long-term debt	12,503	16,497
Total current liabilities	894,530	876,476
Long-term debt, less current maturities	136,154	138,020
Accrued pension liabilities	104,076	106,573
Other liabilities and deferred credits	5,946	6,211
Deferred taxes	12,571	14,989
Total liabilities	$1,153,277	$1,142,269

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue	$204,218	$207,293
Operating income	$7,589	$15,295
Net loss	$19,593	$13,925

Bristow Caribbean Ltd. — Bristow Caribbean Ltd. (“BCL”) is a joint venture operating eight aircraft in Trinidad, in which we own a 40% interest with a local partner that holds the remaining 60% interest.  BCL provides offshore helicopter services to customers of ours in Trinidad.

The activities that most significantly impact BCL’s economic performance relate to the day-to-day operation of the company, including identifying and contracting with customers, and strategic decisions regarding the potential expansion of the company’s operations.  We control the significant management decisions of this entity, including the payment of dividends to our partner, and therefore consolidate BCL as the entity’s primary beneficiary.

BCL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented above.

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria with local partners, in which we own an interest of 40%. BHNL provides helicopter services to customers in Nigeria.

In order to have a presence in the Nigerian market, Bristow was required to identify local citizens to participate in the ownership of entities domiciled in the region.  However, these directors do not have extensive knowledge of the aviation industry and have historically deferred to the expertise of Bristow in the overall management and day-to-day operation of BHNL. Thus, because Bristow has the power to direct the most significant activities affecting the ongoing success of BHNL and holds a variable interest in the entity in the form of its equity investment, Bristow consolidates BHNL as the primary beneficiary.

BHNL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented above.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners, in which we own an interest of 50.17%.  PAAN provides helicopter services to customers in Nigeria.

The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of the company (including identifying and contracting with customers), setting the operating and capital budgets, and strategic decisions regarding the potential expansion of the company’s operations.  Throughout the history of the PAAN, through its Board seats and managing director, Bristow has directed the key operational decisions of PAAN (without objection from the other Board members).  As we have the power to direct the significant activities of PAAN, we consolidate the entity as the primary beneficiary.  However, as we own a majority interest in PAAN, the separate presentation of financial information for PAAN is not required.

VIEs of which we are not the primary beneficiary

Heliservicio Campeche S.A. de B.V. — We own a 24% interest in Heliservicio Campeche S.A. de B.V. (“Heliservicio”), a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation to Petróleos Mexicanos and other companies on a contract and ad hoc basis.  Heliservicio owns 1 aircraft, leases 21 aircraft from us and leases 14 aircraft from third parties to provide helicopter services to its customers.

The activities that most significantly impact Heliservicio’s economic performance relate to (a) the day-to-day operation of the company, including decisions relating to hiring/firing personnel, where and when to fly, and what customers to fly for and extend credit to; and (b) strategic decisions regarding the potential expansion of the company’s operations.  The other partner in Heliservicio has the ability to control these decisions through its majority board representation.  As such, we have determined that we would not be the primary beneficiary of Heliservicio as we do not have the power to direct the most significant activities which affect the economic success of the entity.  Accordingly, we account for our 24% interest in Heliservicio as an equity method investment.

The following table summarizes the amounts recorded for this nonconsolidated VIE and the related off-balance sheet guarantees:

	June 30, 2010		March 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In thousands)
Assets:
Accounts receivable (1)	$13,400	$17,986	$11,986	$16,571
Investment in unconsolidated affiliate	2,950	2,950	3,329	3,329
Total assets	$16,350	$20,936	$15,315	$19,900
Off-Balance Sheet:
Guarantees (2)	$—	$25,533	$—	$26,352

(1)
Amounts presented herein include unbilled accounts receivable of $3.6 million and $3.8 million as of June 30 and March 31, 2010, respectively.  The carrying amounts presented are net of allowances for doubtful accounts of $4.6 million.

(2)
See discussion in Note 4.  We have received a counter-guarantee from our partner in Heliservicio for 76% ($19.4 million and $20.0 million, respectively) of these amounts, which is not reflected in the table above.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 7 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Service cost for benefits earned during the period	$1,278	$1,082
Interest cost on pension benefit obligation	6,382	6,248
Expected return on assets	(6,405)	(4,953)
Amortization of unrecognized losses	1,251	1,093
Net periodic pension cost	$2,506	$3,470

We pre-funded our contributions of $19.9 million to our U.K. plans for the fiscal year ending March 31, 2011 in March 2010.  The current estimate of our cash contributions to our Norwegian pension plan for fiscal year 2011 is $3.7 million, $1.8 million of which was paid during the three months ended June 30, 2010.

Incentive Compensation

Stock–based compensation awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”).  A maximum of 1,200,000 shares of Common Stock are reserved.  Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.  As of June 30, 2010, 48,896 shares remained available for grant under the 2007 Plan.  On May 19, 2010, the board of directors approved an amendment to the Company’s 2007 Plan, which increases the number of shares available for grant under the 2007 Plan by 1,200,000 shares.  The amendment was approved by stockholders at the Company’s fiscal year 2010 annual meeting on August 4, 2010.

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2010 Financial Statements.

For the three months ended June 30, 2010 and 2009, total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $3.7 million and $3.6 million, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the three months ended June 30, 2010, 281,477 stock options were granted at an average exercise price and fair value of $30.16 and $15.03 per share, respectively.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 2.64%; dividend yield of zero; stock price volatility of 45.4%; and expected option lives of 7 years.  Also during the three months ended June 30, 2010, we awarded 232,586 shares of restricted stock at an average grant date fair value of $30.16 per share.

No compensation expense was recorded related to the performance cash awards during the three months ended June 30, 2010 and 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 8 —COMPREHENSIVE INCOME AND EARNINGS PER SHARE

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Net income	$20,908	$23,991
Other comprehensive income (loss):
Currency translation adjustments (1)	(9,987)	42,130
Unrealized loss on cash flow hedges (net of income tax effect of $2.5 million)	—	(4,566)
Comprehensive income	$10,921	$61,555
__________

(1)
During the three months ended June 30, 2010, the U.S. dollar strengthened against the British pound sterling, resulting in translation losses recorded as a component of stockholders’ investment as of June 30, 2010.  During the three months ended June 30, 2009, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of June 30, 2009.

Earnings per Share

     Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per common share excluded options to purchase shares, restricted stock units and restricted stock awards which were outstanding during the period but were anti-dilutive as follows:

	Three Months Ended June 30,
	2010	2009
Options:
Outstanding	329,531	298,442
Weighted average exercise price	$32.36	$44.59
Restricted stock units:
Outstanding	324,035	365,244
Weighted average price	$37.10	$37.06
Restricted stock awards:
Outstanding	53,674	55,428
Weighted average price	$30.16	$32.90

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2010	2009
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$20,808	$20,561
Preferred stock dividends	—	3,162
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—
Income available to common stockholders – diluted	$20,808	$23,723

Shares:
Weighted average number of common shares outstanding – basic	35,969,174	29,133,400
Assumed conversion of Preferred stock outstanding during the period (2)	—	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	312,003	125,670
Weighted average number of common shares outstanding – diluted	36,281,177	35,781,870

Basic earnings per common share	$0.58	$0.71
Diluted earnings per common share	$0.57	$0.66
_________

(1)
Diluted earnings per common share for each of the three months ended June 30, 2010 and 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of ours Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2010 or 2009 as our stock price did not meet or exceed $77.34 per share.

(2)
Diluted earnings per common share included weighted average shares resulting from the assumed conversion of our preferred stock at the conversion rate that results in the most dilution:  1.4180 shares of Common Stock for each share of preferred stock.  On September 15, 2009, we converted our preferred stock into 6,522,800 shares of Common Stock at this conversion rate.  For further discussion on the preferred stock, see Note 11 in the fiscal year 2010 Financial Statements.

NOTE 9 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services.  The Helicopter Services segment operations are conducted primarily through five business units: North America, Europe, West Africa, Australia and Other International.  Additionally, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K.

Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.  Amounts presented below for the three months ended June 30, 2009 have been revised to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following shows reportable segment information for the three months ended June 30, 2010 and 2009 and as of June 30 and March 31, 2010, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements.

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Segment gross revenue from external customers:
North America	$52,763	$49,806
Europe	101,521	114,437
West Africa	59,096	54,817
Australia	35,291	28,163
Other International	32,819	32,886
Corporate and other	10,748	10,343
Total segment gross revenue	$292,238	$290,452

Intrasegment gross revenue:
North America	$48	$50
Europe	170	628
West Africa	—	—
Australia	—	—
Other International	—	108
Corporate and other	94	1,473
Total intrasegment gross revenue	$312	$2,259

Consolidated gross revenue reconciliation:
North America	$52,811	$49,856
Europe	101,691	115,065
West Africa	59,096	54,817
Australia	35,291	28,163
Other International	32,819	32,994
Corporate and other	10,842	11,816
Intrasegment eliminations	(312)	(2,259)
Total consolidated gross revenue	$292,238	$290,452

Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$1,951	$1,818
Other International	(2,597)	807
Corporate and other	(56)	8
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(702)	$2,633

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Consolidated operating income (loss) reconciliation:
North America	$5,308	$4,426
Europe	18,299	19,778
West Africa	15,636	13,663
Australia	7,952	5,656
Other International	2,265	7,212
Corporate and other	(11,499)	(11,972)
Gain on disposal of assets	1,718	6,009
Total consolidated operating income	$39,679	$44,772

Depreciation and amortization:
North America	$4,775	$3,555
Europe	5,153	6,634
West Africa	2,708	2,053
Australia	2,653	1,574
Other International	3,163	3,533
Corporate and other	879	837
Total depreciation and amortization	$19,331	$18,186

	June 30,	March 31,
	2010	2010
	(In thousands)
Identifiable assets:
North America	$398,793	$403,549
Europe	780,184	767,007
West Africa	321,901	323,376
Australia	274,940	287,660
Other International	472,687	483,230
Corporate and other	256,060	229,798
Total identifiable assets (1)	$2,504,565	$2,494,620

Investments in unconsolidated affiliates – equity method investments:
Europe	$10,757	$11,775
Other International	183,693	186,082
Total investments in unconsolidated affiliates – equity method investments	$194,450	$197,857
_________

(1)
Includes $161.1 million and $152.8 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2010, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 10 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of 7 ½% Senior Notes due 2017, the 6 ⅛% Senior Notes due 2013 and the 3% Convertible Senior Notes, certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$74,727	$217,511	$—	$292,238
Intercompany revenue	—	11,981	—	(11,981)	—
	—	86,708	217,511	(11,981)	292,238
Operating expense:
Direct cost	(463)	51,739	152,066	—	203,342
Intercompany expenses	—	—	11,981	(11,981)	—
Depreciation and amortization	564	8,159	10,608	—	19,331
General and administrative	11,480	4,668	14,754	—	30,902
	11,581	64,566	189,409	(11,981)	253,575

Gain on disposal of assets	—	958	760	—	1,718
Earnings from unconsolidated affiliates, net of losses	29,232	—	(324)	(29,610)	(702)
Operating income	17,651	23,100	28,538	(29,610)	39,679

Interest income	18,895	11	284	(18,898)	292
Interest expense	(10,684)	—	(19,252)	18,898	(11,038)
Other income (expense), net	17	(25)	523	—	515

Income before provision for income taxes	25,879	23,086	10,093	(29,610)	29,448
Allocation of consolidated income taxes	(5,056)	(1,849)	(1,635)	—	(8,540)
Net income	20,823	21,237	8,458	(29,610)	20,908
Net income attributable to noncontrolling interests	(15)	—	(85)	—	(100)
Net income attributable to Bristow Group	$20,808	$21,237	$8,373	$(29,610)	$20,808

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$72,092	$218,360	$—	$290,452
Intercompany revenue	—	7,893	3,349	(11,242)	—
	—	79,985	221,709	(11,242)	290,452
Operating expense:
Direct cost	(82)	46,436	160,980	—	207,334
Intercompany expenses	7	3,654	7,581	(11,242)	—
Depreciation and amortization	179	6,801	11,206	—	18,186
General and administrative	12,814	3,232	12,756	—	28,802
	12,918	60,123	192,523	(11,242)	254,322

Gain on disposal of assets	—	—	6,009	—	6,009
Earnings from unconsolidated affiliates, net of losses	17,141	—	3,341	(17,849)	2,633
Operating income	4,223	19,862	38,536	(17,849)	44,772

Interest income	30,433	12	145	(30,368)	222
Interest expense	(10,287)	—	(30,093)	30,368	(10,012)
Other income (expense), net	(238)	(538)	(705)	—	(1,481)

Income before provision for income taxes	24,131	19,336	7,883	(17,849)	33,501
Allocation of consolidated income taxes	(304)	(2,901)	(6,305)	—	(9,510)
Net income	23,827	16,435	1,578	(17,849)	23,991
Net income attributable to noncontrolling interests	(104)	—	(164)	—	(268)
Net income attributable to Bristow Group	$23,723	$16,435	$1,414	$(17,849)	$23,723

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,354	$—	$48,510	$(1,006)	$73,858
Accounts receivable	10,024	73,807	188,328	(28,727)	243,432
Inventories	—	87,398	98,825	—	186,223
Prepaid expenses and other current assets	342	6,900	37,142	(7,304)	37,080
Total current assets	36,720	168,105	372,805	(37,037)	540,593

Intercompany investment	1,027,420	111,435	—	(1,138,855)	—
Investment in unconsolidated affiliates	2,950	150	197,697	—	200,797
Intercompany notes receivable	1,090,371	—	(170,179)	(920,192)	—
Property and equipment – at cost:
Land and buildings	211	54,470	31,410	—	86,091
Aircraft and equipment	12,851	801,326	1,218,626	—	2,032,803
	13,062	855,796	1,250,036	—	2,118,894
Less: Accumulated depreciation and amortization	(1,756)	(149,624)	(255,926)	—	(407,306)
	11,306	706,172	994,110	—	1,711,588
Goodwill	—	4,755	26,427	—	31,182
Other assets	111,428	1,211	182,076	(274,310)	20,405
	$2,280,195	$991,828	$1,602,936	$(2,370,394)	$2,504,565

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,638	$17,948	$43,697	$(19,859)	$46,424
Accrued liabilities	9,096	21,827	77,787	(14,324)	94,386
Deferred taxes	(1,618)	(129)	11,873	—	10,126
Short-term borrowings and current maturities of long-term debt	—	—	14,890	—	14,890
Total current liabilities	12,116	39,646	148,247	(34,183)	165,826

Long-term debt, less current maturities	677,277	—	19,317	—	696,594
Intercompany notes payable	—	365,306	656,927	(1,022,233)	—
Accrued pension liabilities	—	—	104,076	—	104,076
Other liabilities and deferred credits	4,388	8,526	181,248	(174,310)	19,852
Deferred taxes	126,178	7,170	15,277	—	148,625

Stockholders’ investment:
Common stock	362	4,996	22,091	(27,087)	362
Additional paid-in-capital	680,190	9,255	470,883	(480,138)	680,190
Retained earnings	840,953	556,929	46,311	(603,240)	840,953
Accumulated other comprehensive income (loss)	(62,842)	—	(66,044)	(29,203)	(158,089)
	1,458,663	571,180	473,241	(1,139,668)	1,363,416
Noncontrolling interests	1,573	—	4,603	—	6,176
	1,460,236	571,180	477,844	(1,139,668)	1,369,592
	$2,280,195	$991,828	$1,602,936	$(2,370,394)	$2,504,565

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(11,338)	$15,014	$22,980	$(1,006)	$25,650

Cash flows from investing activities:
Capital expenditures	(568)	(13,587)	(15,353)	—	(29,508)
Deposit on asset held for sale	—	1,000	—	—	1,000
Proceeds from sale of joint ventures	—	—	1,291	—	1,291
Proceeds from asset dispositions	—	1,528	2,494	—	4,022

Net cash used in investing activities	(568)	(11,059)	(11,568)	—	(23,195)

Cash flows from financing activities:
Proceeds from borrowings	—	—	1,963	—	1,963
Repayment of debt	—	—	(6,767)	—	(6,767)
Dividends paid	13,030	(11,500)	(1,530)	—	—
Distribution to noncontrolling interest owner	—	—	(637)	—	(637)
Increases (decreases) in cash related to intercompany advances and debt	8,415	5,711	(14,126)	—	—
Partial prepayment of put/call obligation	(14)	—	—	—	(14)
Issuance of common stock	111	—	—	—	111
Tax benefit related to stock-based compensation	163	—	—	—	163
Net cash provided by (used in) financing activities	21,705	(5,789)	(21,097)	—	(5,181)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,209)	—	(1,209)
Net increase (decrease) in cash and cash equivalents	9,799	(1,834)	(10,894)	(1,006)	(3,935)
Cash and cash equivalents at beginning of period	16,555	1,834	59,404	—	77,793
Cash and cash equivalents at end of period	$26,354	$—	$48,510	$(1,006)	$73,858

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended June 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(26,247)	$27,483	$33,744	$—	$34,980

Cash flows from investing activities:
Capital expenditures	(876)	(1,524)	(83,640)	—	(86,040)
Deposits on assets held for sale	—	23,764	—	—	23,764
Proceeds from asset dispositions	—	—	40,364	—	40,364
Acquisition, net of cash received	—	—	(178,638)	—	(178,638)

Net cash provided by (used in) investing activities	(876)	22,240	(221,914)	—	(200,550)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(575)	—	(829)	—	(1,404)
Increases (decreases) in cash related to intercompany advances and debt	(141,681)	(52,954)	194,635	—	—
Dividends paid	8,750	—	(8,750)	—	—
Partial prepayment of put/call obligation	(19)	—	—	—	(19)
Preferred stock dividends paid	(3,162)	—	—	—	(3,162)
Issuance of common stock	346	—	—	—	346
Tax benefit related to stock-based compensation	26	—	—	—	26
Net cash provided by (used in) financing activities	(136,315)	(52,954)	185,056		(4,213)
Effect of exchange rate changes on cash and cash equivalents	(978)	—	8,087	—	7,109
Net increase (decrease) in cash and cash equivalents	(164,416)	(3,231)	4,973	—	(162,674)
Cash and cash equivalents at beginning of period	226,691	5,445	68,833	—	300,969
Cash and cash equivalents at end of period	$62,275	$2,214	$73,806	$—	$138,295

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2010 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2010 and 2009.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2010, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
August 4, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “fiscal year 2010 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2010 and 2009, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2011 is referred to as “fiscal year 2011.”

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

Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance.  We believe that they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  Accordingly, you should not put undue reliance on any forward-looking statements.  Factors that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated include all of the following:

•	the risks and uncertainties described under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report and the fiscal year 2010 Annual Report;

•	the level of activity in the oil and natural gas industry is lower than anticipated;

•	production-related activities become more sensitive to variances in commodity prices;

•	the major oil companies do not continue to expand internationally;

•	market conditions are weaker than anticipated;

•	we are unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	we are unable to obtain financing or we are unable to draw on our credit facilities;

•	we are not able to re-deploy our aircraft to regions with greater demand;

•	we do not achieve the anticipated benefit of our fleet capacity expansion program; and

•	the outcome of the U.S. Department of Justice (“DOJ”) investigation, which is ongoing, has a greater than anticipated financial or business impact.

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

General

We are a leading provider of helicopter services to the worldwide offshore energy industry and one of two helicopter service providers to the offshore energy industry with global operations.  We have significant operations in most major offshore oil and gas producing regions of the world, including the North Sea, the U.S. Gulf of Mexico, Nigeria, Australia and Latin America, and we generated 78% of our revenue from international operations during the Current Quarter.  We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in one segment:  Helicopter Services.  The Helicopter Services segment operations are conducted primarily through five business units:

•	North America,

•	Europe,

•	West Africa,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore drilling rig platforms and other installations.  To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K.  As of June 30, 2010, we operated 384 aircraft (including 340 owned aircraft, 38 leased aircraft and 6 aircraft operated for one of our customers; 14 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 199 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2010; (2) the number of helicopters which we had on order or under option as of June 30, 2010; and (3) the percentage of gross revenue which each of our business units provided during the Current Quarter.  For additional information regarding our commitments and options to acquire aircraft, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
North America	18%	74	28	6	—	—	108		—	108
Europe	35%	—	14	37	—	—	51		63	114
West Africa	20%	12	33	5	—	3	53		—	53
Australia	12%	2	13	18	—	—	33		—	33
Other International	11%	5	41	13	—	—	59		136	195
Corporate and other	4%	—	—	—	80	—	80		—	80
Total	100%	93	129	79	80	3	384		199	583
Aircraft not currently in fleet: (3)
On order		—	3	4	—	—	7
Under option		—	28	13	—	—	41
_________

(1)	Includes 14 aircraft held for sale.

(2)	The 199 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

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

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  In 2009, the credit, equity and commodity markets were volatile, causing many of our oil and gas company customers to reduce capital spending plans and defer projects.  Thus far in 2010, oil prices have ranged from approximately $70 to $90 per barrel and access to capital has improved.  We believe that the continued stability of oil prices and improved access to capital should lead to confidence among our customers and increased capital expenditure budgets and we are already seeing some larger projects moving ahead that were previously on hold.

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

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry.  Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft.  The aftermarket for sales of our older aircraft has also softened and sale prices have declined, reflecting fewer buyers with available capital.

We continue to expect to grow our business through the delivery of aircraft on order and potentially through acquisitions and investments, subject to managing through cyclical downturns in the energy industry.

On Thursday, April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig, Deepwater Horizon, that was engaged in drilling operations, sank after a blowout and fire.  Certain oil and gas companies we serve in the U. S. Gulf of Mexico have been forced to suspend operations as a result of the 180-day moratorium (the "Drilling Moratorium") on deepwater drilling in the Gulf of Mexico imposed after this disaster.  The Drilling Moratorium was originally issued on May 30, 2010 and then, following a preliminary injunction issued by a Federal Court on June 22, 2010, reissued on July 12, 2010.  The Drilling Moratorium will apply through November 30, 2010.  In addition to suspension of operations, certain of our customers have elected to reduce the number of aircraft on contract.  These customers exercised termination rights in some contracts as a result of the Drilling Moratorium.  This loss of deepwater work in the U.S. Gulf of Mexico has been temporarily offset by work we are performing for BP in support of the spill control and monitoring effort.  At this time, we cannot predict the full impact of the incident and resulting spill on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in a long-term reduction in activity in this market.

As discussed in “Item 1A. Risk Factors” in the fiscal year 2010 Annual Report we are subject to competition and the political environment in the countries where we operate.  In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated.  During the Current Quarter, one of our major customers in Nigeria re-bid a contract we were incumbent on and awarded this to a competitor.  This contract provides us with annualized revenue of approximately $42 million is due to finish during the second quarter of fiscal year 2011.  Despite the current competitive and regulatory environment in this market, we expect the lost revenue to eventually be offset by new contract awards with other customers and increased ad hoc flying in this region.

We expect that our cash on deposit as of June 30, 2010 of $73.9 million, cash flow from operations and proceeds from aircraft sales, as well as the $100 million borrowing capacity under our revolving credit facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $81.0 million as of June 30, 2010.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings to fund our capital commitments, although we may raise capital to refinance existing debt.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates.  For additional details, see Note 1 to the “Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the 2010 fiscal year Annual Report.

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$272,009	$263,493	$8,516	3.2%
Reimbursable revenue	20,229	26,959	(6,730)	(25.0)%
Total gross revenue	292,238	290,452	1,786	0.6%
Operating expense:
Direct cost	183,164	180,677	(2,487)	(1.4)%
Reimbursable expense	20,178	26,657	6,479	24.3%
Depreciation and amortization	19,331	18,186	(1,145)	(6.3)%
General and administrative	30,902	28,802	(2,100)	(7.3)%
	253,575	254,322	747	0.3%
Gain on disposal of assets	1,718	6,009	(4,291)	(71.4)%
Earnings from unconsolidated affiliates, net of losses	(702)	2,633	(3,335)	(126.7)%

Operating income	39,679	44,772	(5,093)	(11.4)%
Interest income (expense), net	(10,746)	(9,790)	(956)	(9.8)%
Other income (expense), net	515	(1,481)	1,996	134.8%
Income before provision for income taxes	29,448	33,501	(4,053)	(12.1)%
Provision for income taxes	(8,540)	(9,510)	970	10.2%
Net income	20,908	23,991	(3,083)	(12.9)%
Net income attributable to noncontrolling interests	(100)	(268)	168	62.7%
Net income attributable to Bristow Group	$20,808	$23,723	$(2,915)	(12.3)%

Diluted earnings per common share	$0.57	$0.66	$(0.09)	(13.6)%
Operating margin (1)	13.6%	15.4%	(1.8)%	(11.7)%
EBITDA (2)	$59,817	$61,699	$(1,882)	(3.1)%
Flight hours (3)	58,849	59,927	(1,078)	(1.8)%
________

(1)	Operating margin is calculated as operating income divided by gross revenue.

(2)
EBITDA is a measure that has not been prepared in accordance with generally accepted accounting policies (“GAAP”) and has not been audited or reviewed by our independent auditors.  EBITDA is therefore considered a non-GAAP financial measure.  Management believes EBITDA provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. A description of adjustments and a reconciliation to net income, the most comparable GAAP financial measure to EBITDA, is as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Net income	$20,908	$23,991
Provision for income taxes	8,540	9,510
Interest expense	11,038	10,012
Depreciation and amortization	19,331	18,186
EBITDA	$59,817	$61,699

(3)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Current Quarter Compared to Comparable Quarter

The increase in gross revenue is primarily due to increased revenue in our Australia, West Africa and North America business units primarily as a result of the addition of new contracts and a favorable impact of exchange rate changes in Australia, partially offset by a decrease in revenue in our Europe business unit as a result of short-term work provided to a customer in the North Sea in the Comparable Quarter, as well as an unfavorable impact of exchange rate changes in Europe and a decrease in reimbursable revenue (primarily in Europe and West Africa).

 Operating expense remained relatively flat primarily as a result of a decrease in reimbursable expense (primarily in Europe and West Africa), partially offset by increases in fuel costs due to increased activity in Australia, West Africa and North America, an increase in freight costs in West Africa due to mobilization of new aircraft, an increase in depreciation expense resulting from the addition of new aircraft and an increase in insurance expense.  Additionally, general and administrative expenses increased as a result of increased professional fees and information technology expenses.

Operating income and EBITDA were also impacted by a $4.3 million decrease in gain on disposal of assets due to a reduction in the number of aircraft sold in the Current Quarter versus the Comparable Quarter, and a $3.3 million decrease in earnings from unconsolidated affiliates, net of losses.  While the Current Quarter includes losses from our investment in Líder Aviação Holding S.A. (“Líder”) of $2.0 million, the Comparable Quarter includes earnings from our investment in Líder of $1.5 million.  See further discussion of Líder included in “– Business Unit Operating Results – Other International.”  These items resulted in a decrease in operating margin from the Comparable Quarter.

 Our results for the Current Quarter were favorably impacted by changes in exchange rates versus the Comparable Quarter, which resulted in an increase in operating income of $2.2 million, net income of $2.6 million (includes a year over year increase in foreign currency transaction gains included in Other income (expense), net of $1.4 million, or $0.9 million net of tax) and diluted earnings per share of $0.07.

Diluted earnings per share in the Current Quarter was reduced by $0.02 as a result of employee severance costs.  This compares the similar costs in the Comparable Quarter that reduced diluted earnings per share in that period by $0.08.  Diluted earnings per share was also increased by $0.02 in the Comparable Quarter as a result of reversal of tax costs in Australia.

Business Unit Operating Results

The following discussion sets forth certain operating information for the business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.  Amounts presented below for the Comparable Quarter have been revised to conform to Current Quarter presentation.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

North America

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$52,811	$49,856	$2,955	5.9%
Operating expense	$47,503	$45,430	$(2,073)	(4.6)%
Operating margin	10.1%	8.9%	1.2%	13.5%
Flight hours	21,404	22,117	(713)	(3.2)%

Gross revenue increased primarily due to additional work from BP in support of the spill control and monitoring effort and rate increases on certain existing contracts partially offset by reduced activity from the impact of the ongoing deepwater oil spill and the Drilling Moratorium in the U.S. Gulf of Mexico.  The change in contracts in the Current Quarter resulted in a change in aircraft type and rates allowing for increased revenue despite a reduction in flight hours. We generated $4.6 million in revenue during the Current Quarter from four customers that have notified us that our contracts have been cancelled as a result of the Drilling Moratorium.

The increase in operating expense was primarily the result of an increase in fuel and maintenance costs due to the change in aircraft type utilized as well as a global increase in insurance expense.  The increase in operating margin from the Comparable Quarter is primarily due to an increase in rates driven by the change in mix of aircraft flying in this market.

As described above, while the loss of deepwater work in the U.S. Gulf of Mexico has been temporarily offset by work we are performing for BP in support of the spill control and monitoring effort, we cannot predict the full impact of the incident and resulting spill on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in a long-term reduction in activity in this market.

Europe

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$101,691	$115,065	$(13,374)	(11.6)%
Operating expense	$85,343	$97,105	$11,762	12.1%
Earnings from unconsolidated affiliates, net of losses	$1,951	$1,818	$133	7.3%
Operating margin	18.0%	17.2%	0.8%	4.7%
Flight hours	12,967	14,855	(1,888)	(12.7)%

Gross revenue and flight hours for Europe decreased primarily as a result of short-term work provided in the Comparable Quarter to a customer in the North Sea.  Additionally, a decrease in reimbursable revenue and an unfavorable impact of changes in exchange rates also contributed to the decrease in revenue from the Comparable Quarter.

Operating expense for Europe decreased primarily due to decreases in salaries and maintenance as a result of decreased activity, the effect of changes in exchange rates, decreases in reimbursable expense and decreased depreciation expense on certain aircraft operating in Norway.  Operating margin improved slightly due to the decrease in depreciation.

West Africa

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$59,096	$54,817	$4,279	7.8%
Operating expense	$43,460	$41,154	$(2,306)	(5.6)%
Operating margin	26.5%	24.9%	1.6%	6.4%
Flight hours	9,760	8,950	810	9.1%

Gross revenue for West Africa increased primarily due to new contracts, rate escalations under existing contracts and a reduction in aircraft maintenance delays offset slightly by reduced activity on some contracts.  Additionally, reimbursable revenue decreased due to training and duty recharges that were rebilled to a customer during the Comparable Quarter.

The increase in operating expense was primarily a result of increases in maintenance and freight charges due to the mobilization of an aircraft to this market.  Operating margin improved primarily due to the reduction in aircraft maintenance delays, the addition of new contracts and rate escalations under existing contracts.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market.  Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$35,291	$28,163	$7,128	25.3%
Operating expense	$27,339	$22,507	$(4,832)	(21.5)%
Operating margin	22.5%	20.1%	2.4%	11.9%
Flight hours	3,240	2,880	360	12.5%

Gross revenue for Australia increased primarily due to a favorable impact of changes in exchange rates and an increase in flight hours as a result of changes in aircraft on contract from the Comparable Quarter.  We have introduced two new medium and two new large aircraft since the Comparable Quarter resulting in a change of revenue mix.

Operating expense increased primarily due to increased activity resulting in an increase in salaries and benefits, maintenance expense, fuel, travel and training expenses as well as an unfavorable impact of changes in exchange rates.  During the Comparable Quarter, we reversed costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities in these matters during the Comparable Quarter.  Excluding the reversal of these tax items, operating margin would have been 17.2% in the Comparable Quarter.  Operating margin improved due to the change in aircraft on contract from the Comparable Quarter.

Other International

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$32,819	$32,994	$(175)	(0.5)%
Operating expense	$27,957	$26,589	$(1,368)	(5.1)%
Earnings from unconsolidated affiliates, net of losses	$(2,597)	$807	$(3,404)	(421.8)%
Operating margin	6.9%	21.9%	(15.0)%	(68.5)%
Flight hours	11,478	11,125	353	3.2%

Gross revenue for Other International remained relatively flat due to an increase in revenue in Russia (increased activity), the Baltic Sea (new contract) and Trinidad (increased activity) offset by a decrease in revenue in Kazakhstan, Colombia, Peru and Bolivia (due to our exit from these markets), Libya (decreased activity) and Ghana (due to the ending of a short-term contract).

Operating expense increased primarily due to an increase in costs in Russia (increased activity) and the Baltic Sea (new contract).  These increases were partially offset by a decrease in costs in Libya (decreased activity) and Ghana (due to the ending of a short-term contract).  Earnings from unconsolidated affiliates, net of losses decreased due to losses from our investment in Líder of $2.0 million during the Current Quarter as a result of foreign currency transaction losses and operating losses due to delayed startup of contracts.  During the Comparable Quarter, Líder generated $1.5 million in earnings.  The decrease in earnings from unconsolidated affiliates, net of losses along with a decline in the operating margin in Russia (as a result of costs in excess of incremental revenue), the effect of decreased activity in Libya and the exit from certain markets resulted in a significant decrease in operating margin from the Comparable Quarter.

Corporate and other

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$10,842	$11,816	$(974)	(8.2)%
Operating expense	22,285	23,796	1,511	6.3%
Earnings from unconsolidated affiliates, net of losses	(56)	8	(64)	*
Operating loss	$(11,499)	$(11,972)	$473	4.0%
_________
* not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Gross revenue decreased due to a decrease in technical services revenue as a result of timing of modification work performed, partially offset by an increase in revenue at Bristow Academy as a result of an increase in military training activity.

Operating expense decreased due to a decrease in corporate operating expenses offset by increases in expenses from technical services (due to changes in the work mix) and Bristow Academy (due to increases in salaries, contract labor and fuel costs).  Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense decreased primarily due to the inclusion of costs related to the separation between the Company and an Executive Officer during the Comparable Quarter.

Interest Expense, Net

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$292	$222	$70	31.5%
Interest expense	(11,507)	(11,399)	(108)	(0.9)%
Amortization of debt discount	(776)	(725)	(51)	(7.0)%
Amortization of debt fees	(496)	(496)	—	0.0%
Capitalized interest	1,741	2,608	(867)	(33.2)%
Interest expense, net	$(10,746)	$(9,790)	$(956)	(9.8)%

Interest expense, net increased primarily due to a decrease in capitalized interest during the Current Quarter as a result of a decrease in the average amount of construction in progress during the Current Quarter versus the Comparable Quarter.

Other Income (Expense), Net

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(63)	$(1,481)	$1,418	95.7%
Other	578	—	578	100.0%
Total	$515	$(1,481)	$1,996	134.8%

The decrease in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Quarter.  Other income (expense), net also includes gains on sales of two joint ventures during the Current Quarter.

Taxes

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	29.0%	28.4%	(0.6)%	(0.2)%
Net foreign tax on non-U.S. earnings	$2,726	$5,933	$3,207	54.1%
Foreign earnings indefinitely reinvested abroad	(4,807)	(10,894)	(6,087)	(55.9)%
Change in valuation allowance for foreign tax credit utilization	—	954	954	*
Expense from change in tax contingency	344	1,276	932	73.0%
_________
* not meaningful

Our effective tax rate was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Proposals have recently been put forth in the U.S. which, if enacted into law, would significantly change the U.S. taxation of U.S.-based multinational businesses such as ours.  These proposals include, but are not limited to, amending the foreign tax credit rules which would have the likely effect of reducing the foreign tax credit available to offset U.S. income tax and increase the double taxation of our non-U.S. earnings and deferring the deductibility of expenses to the extent the deductions are deemed related to the production of certain non-U.S. income.  Enactment of new provisions could have a material impact on the amount of our earnings subject to tax in the U.S. as well as the timing for subjecting such earnings to U.S. tax.  See Note 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report or further information on the tax treatment of our foreign earnings.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

We assess our liquidity in terms of our ability to generate cash from operations to fund our investing and financing activities.  While our principal source of liquidity for the past three years has been financing cash flows, which we have used to fund our fleet investment program and other investments, we have also generated significant operating cash flows.  We maintain a conservative capital structure to provide financial flexibility.  Accordingly, since the beginning of fiscal year 2007 we have raised $1.0 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.4 billion on capital expenditures to grow our business.  In addition, other significant factors that affect our overall management of liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of available bank lines of credit and ability to attract long-term capital at satisfactory terms.

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

We expect that our cash on deposit as of June 30, 2010 of $73.9 million, cash flow from operations and proceeds from aircraft sales, as well as the $100 million borrowing capacity under our revolving credit facility, will be sufficient to satisfy our remaining aircraft purchase commitments of $81.0 million as of June 30, 2010.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings to fund our capital commitments, although we may raise capital to refinance existing debt.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $25.7 million during the Current Quarter compared to $35.0 million during the Comparable Quarter.  Changes in non-cash working capital used $20.1 million in cash flows from operating activities for the Current Quarter compared to $11.5 million in the Comparable Quarter.

Investing Activities

Cash flows used in investing activities were $23.2 million and $200.6 million for the Current Quarter and Comparable Quarter, respectively.  Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2010	2009
Number of aircraft delivered:
Small	—	2
Medium	1	4
Large	—	3
Fixed wing	—	1
Total aircraft	1	10

Capital expenditures (in thousands):
Aircraft and related equipment	$28,593	$79,622
Other	915	6,418
Total capital expenditures	$29,508	$86,040

In addition to these capital expenditures, investing cash flows were impacted by aircraft sales and acquisitions.  During the Current Quarter, we received proceeds of $4.0 million primarily from the disposal of five aircraft and certain other equipment, which together resulted in a net gain of $1.7 million and we received a $1.0 million deposit for an aircraft that was held for sale.  Also, during the Current Quarter we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.  During the Comparable Quarter, we received proceeds from the disposal of eight aircraft and certain other equipment, which together resulted in a net gain of $6.0 million.  Additionally, during the Comparable Quarter, we received $23.8 million of deposits for aircraft held for sale and we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil for $178.6 million, including transaction costs.

Financing Activities

Cash flows used in financing activities was $5.2 million during the Current Quarter compared to $4.2 million during the Comparable Quarter.  During the Current Quarter, cash was used for the repayment of debt totaling $6.8 million and distribution to noncontrolling interest owners of $0.6 million.  Additionally, during the Current Quarter our fully consolidated subsidiary, Aviashelf Aviation Co., received $2.0 million in borrowings.  During the Comparable Quarter, cash was used for the payment of preferred stock dividends of $3.2 million and repayment of debt totaling $1.4 million and cash was provided by the issuance of common stock upon exercise of stock options of $0.3 million.

Future Cash Requirements

Contractual Obligations, Commercial Commitments and Off Balance Sheet Arrangements

We have various contractual obligations which are recorded as liabilities on our condensed consolidated balance sheet.  Other items, such as certain purchase commitments, interest payments and other executory contracts are not recognized as liabilities on our condensed consolidated balance sheet but are included in the table below.  For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements.

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2010 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report and in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Nine Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2011	2012 – 2013	2014 – 2015	2016 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$729,208	$14,289	$4,946	$235,245	$474,728	$—
Interest	342,201	36,912	89,352	67,760	148,177	—
Aircraft operating leases (2)	61,249	5,035	9,430	8,400	38,384	—
Other operating leases (3)	53,867	12,444	11,356	7,571	22,496	—
Capital lease obligation	10,462	785	2,092	2,092	5,493	—
Pension obligations (4)	154,636	14,481	39,622	40,659	59,874	—
Aircraft purchase obligations (5)	81,007	32,551	48,456	—	—	—
Other purchase obligations (6)	22,160	21,956	204	—	—	—
Tax reserves (7)	9,170	—	—	—	—	9,170
Total contractual cash obligations	$1,463,960	$138,453	$205,458	$361,727	$749,152	$9,170
Other commercial commitments:
Debt guarantees (8)	$14,962	$—	$14,962	$—	$—	$—
Other guarantees (9)	25,533	1,651	5,820	18,062	—	—
Letters of credit	1,654	1,654	—	—	—	—
Contingent consideration (10)	44,625	8,500	36,125	—	—	—
Other commitments (11)	72,124	6,900	19,224	46,000	—	—
Total commercial commitments	$158,898	$18,705	$76,131	$64,062	$—	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes of $0.5 million and unamortized discount on the 3% Convertible Senior Notes of $18.2 million.

(2)
Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023.  For further details, see discussion in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pension plans will be fully funded in approximately seven and ten years, respectively.  As of June 30, 2010, we had recorded on our condensed consolidated balance sheet a $104.1 million pension liability associated with these obligations.  Also, the timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases.

(7)
Represents gross unrecognized tax benefits (see discussion in Note 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report) that may result in cash payments being made to certain tax authorities.  We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)
We have guaranteed the repayment of up to £10 million (approximately $15 million) of the debt of FBS, an unconsolidated affiliate.  This amount is not included in the “Contractual Obligations” section of the table above.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio from time to time.  As of June 30, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 312 million Mexican pesos (approximately $24.3 million) were outstanding and surety bonds denominated in U.S. dollars with an aggregate value of $1.2 million were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($19.4 million) of the surety bonds outstanding.

(10)
The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year period ending December 31, 2011.  Based on Líder’s preliminary unaudited results for the period ended December 31, 2009, the initial $8.5 million earn-out payment was not earned, leaving maximum total earn-out payments of $44.6 million.  See Note 2 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report for discussion of the Líder acquisition.

(11)
In connection with the Bristow Norway acquisition (see Note 2 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft.  One of the options was exercised in December 2009 and one option expired.  Two of these aircraft are not currently operated by Bristow Norway, but our former partner has agreed to purchase the aircraft and lease the aircraft to Bristow Norway for an initial period of five years, with three one-year options for extension, as soon as practicable.  The remaining aircraft lease expires in August 2011.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin.  See Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter.  Also in fiscal year 2011, we expect to invest approximately $55 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through June 30, 2010, we had incurred $3.2 million towards these projects.

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2010 Annual Report for a discussion of our critical accounting policies.  There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2010 Annual Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business.  This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2010 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010.  Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

We identified the following changes in internal control over financial reporting that materially affected internal control over financial reporting during the quarter ended June 30, 2010:

Accounting Consolidation System.  During the quarter ended June 30, 2010, we implemented a new accounting consolidation system.  Associated with the implementation of this system and the transition from our prior system, we made certain changes in our internal control over financial reporting.  Based on that review and evaluation, management believes that it has implemented additional controls sufficient so that adequate control procedures are in place and will be followed.  There were no other changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3.  “Legal Proceedings” in the fiscal year 2010 Annual Report.  Developments in these previously reported matters are described in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A.  Risk Factors.

There have been no material changes during the three months ended June 30, 2010 in our “Risk Factors” as discussed in our fiscal year 2010 Annual Report on Form 10-K, except as follows:

Our operations in the U.S. Gulf of Mexico could be adversely impacted by the recent drilling rig accident and its consequences.

On May 30, 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior, at the time known as the Minerals Management Service (the “BOEM”), issued a notice to lessees and operators implementing a six-month moratorium on drilling activities with respect to new wells in water depths greater than 500 feet in the U.S. Gulf of Mexico. In addition, the notice ordered the operators of 33 wells covered by the moratorium that were being drilled to halt drilling and take steps to secure the affected wells. The notice was in response to the April 20, 2010 explosion and fire on the Deepwater Horizon and the resulting oil spill.

On June 22, 2010, a federal district court in Louisiana issued a preliminary injunction prohibiting the enforcement of the six-month moratorium.  In response to the preliminary injunction, the U.S. Department of the Interior filed a notice of appeal of the preliminary injunction, as well as requests for stay in both the federal district court and the U.S. Court of Appeals for the Fifth Circuit.  Each court denied the department’s request for stay of the preliminary injunction during the appeals process.

On July 12, 2010, the BOEM issued another notice to lessees and operators imposing a new moratorium on drilling activities in the U.S. Gulf of Mexico. The notice directs the suspension of drilling operations that use subsea blowout preventers (“BOPs”) or surface BOPs on floating facilities.  This moratorium will apply through November 30, 2010, subject to modification by the BOEM.

At this time, we cannot currently predict the impact or ultimate duration of the newly issued moratorium or the outcome of the department’s litigation or what, if any, further actions may be taken by the federal government with respect to any moratorium on drilling.  In addition, we cannot predict whether government agencies will take further actions in response to the accident and resulting oil spill or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico will result in reduced activity in this market.  A significant reduction in oil and gas exploration and production activity in the U.S. Gulf of Mexico could result in reduced demand for our services in this market, resulting in reduced cash flows and profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2010 − April 30, 2010	591	$38.19	—	$—
May 1, 2010 – May 31, 2010	18,997	37.14	—	—
June 1, 2010 – June 30, 2010	5,605	32.39	—	—

_________

 (1)  The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units and awards granted to an employee under our 2004 and 2007 Stock Incentive Plans.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.2†	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.3†	Form of Restricted Stock (Retention) Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.4†	Form of Performance Cash Award Letter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.5†	Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 15, 2010).
15.1*	Letter from KPMG LLP dated August 4, 2010, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document.
101.SCH±	XBRL Taxonomy Extension Schema Document.
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith.
**	Furnished herewith.
†      Compensatory Plan or Arrangement.
±
Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By: /s/ William E. Chiles
William E. Chiles
President, Chief Executive Officer, Chief Financial Officer and Director

By: /s/ Brian J. Allman
Brian J. Allman
Chief Accounting Officer and Corporate Controller

August 4, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1†	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.2†	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.3†	Form of Restricted Stock (Retention) Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.4†	Form of Performance Cash Award Letter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 15, 2010).
10.5†	Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 15, 2010).
15.1*	Letter from KPMG LLP dated August 4, 2010, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer and Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document.
101.SCH±	XBRL Taxonomy Extension Schema Document.
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith.
**	Furnished herewith.
†      Compensatory Plan or Arrangement.
±
Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.