Form 10-Q
period 2010-09-30
Bristow Group Inc
filed 2010-11-05
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of October 29, 2010.
            36,226,487 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$270,053	$247,642	$524,647	$496,533
Operating revenue from affiliates	16,484	17,460	33,899	32,062
Reimbursable revenue from non-affiliates	25,933	24,746	45,996	50,599
Reimbursable revenue from affiliates	89	1,767	255	2,873
	312,559	291,615	604,797	582,067
Operating expense:
Direct cost	189,110	173,392	372,274	354,069
Reimbursable expense	25,020	26,304	45,198	52,961
Depreciation and amortization	20,968	18,470	40,299	36,656
General and administrative	30,515	29,686	61,417	58,488
	265,613	247,852	519,188	502,174

Gain on disposal of assets	1,897	4,880	3,615	10,889
Earnings from unconsolidated affiliates, net of losses	4,716	4,924	4,014	7,557
Operating income	53,559	53,567	93,238	98,339

Interest income	168	210	460	432
Interest expense	(11,452)	(10,640)	(22,490)	(20,652)
Other income (expense), net	(111)	1,809	404	328
Income before provision for income taxes	42,164	44,946	71,612	78,447
Provision for income taxes	(3,316)	(11,236)	(11,856)	(20,746)
Net income	38,848	33,710	59,756	57,701
Net loss (income) attributable to noncontrolling interests	32	(540)	(68)	(808)
Net income attributable to Bristow Group	38,880	33,170	59,688	56,893
Preferred stock dividends	—	(3,163)	—	(6,325)
Net income available to common stockholders	$38,880	$30,007	$59,688	$50,568

Earnings per common share:
Basic	$1.07	$0.98	$1.66	$1.70
Diluted	$1.06	$0.92	$1.63	$1.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,501	$77,793
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $0.5 million and $0.2 million, respectively	231,351	203,312
Accounts receivable from affiliates, net of allowance for doubtful accounts of $4.6 million and $4.7 million, respectively	19,812	16,955
Inventories	193,017	186,863
Prepaid expenses and other current assets	41,759	31,448
Total current assets	594,440	516,371
Investment in unconsolidated affiliates	205,779	204,863
Property and equipment – at cost:
Land and buildings	95,998	86,826
Aircraft and equipment	2,093,105	2,036,962
	2,189,103	2,123,788
Less – Accumulated depreciation and amortization	(436,769)	(404,443)
	1,752,334	1,719,345
Goodwill	32,185	31,755
Other assets	22,187	22,286
	$2,606,925	$2,494,620

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$61,545	$48,545
Accrued wages, benefits and related taxes	36,049	35,835
Income taxes payable	952	2,009
Other accrued taxes	5,575	3,056
Deferred revenue	6,904	19,321
Accrued maintenance and repairs	15,663	10,828
Accrued interest	6,429	6,430
Other accrued liabilities	20,680	14,508
Deferred taxes	10,714	10,217
Short-term borrowings and current maturities of long-term debt	23,798	15,366
Total current liabilities	188,309	166,115
Long-term debt, less current maturities	696,779	701,195
Accrued pension liabilities	112,551	106,573
Other liabilities and deferred credits	28,636	20,842
Deferred taxes	148,021	143,324
Commitments and contingencies (Note 4)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,183,920 as of September 30 and 35,954,040 as of March 31 (exclusive of 1,291,325 treasury shares)	362	359
Additional paid-in capital	684,464	677,397
Retained earnings	879,033	820,145
Accumulated other comprehensive loss	(137,414)	(148,102)
	1,426,445	1,349,799
Noncontrolling interests	6,184	6,772
	1,432,629	1,356,571
	$2,606,925	$2,494,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$59,756	$57,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,299	36,656
Deferred income taxes	4,385	13,340
Discount amortization on long-term debt	1,565	1,462
Gain on disposal of assets	(3,615)	(10,889)
Gain on sale of joint ventures	(572)	—
Stock-based compensation	8,019	6,611
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(890)	(3,846)
Tax benefit related to stock-based compensation	(179)	(433)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(24,940)	13,707
Inventories	(3,000)	(13,243)
Prepaid expenses and other assets	(14,363)	(10,391)
Accounts payable	9,774	2,528
Accrued liabilities	(2,917)	(10,303)
Other liabilities and deferred credits	(4,138)	10,709
Net cash provided by operating activities	69,184	93,609
Cash flows from investing activities:
Capital expenditures	(63,943)	(136,145)
Deposits on assets held for sale	1,000	—
Proceeds from sale of joint ventures	1,291	—
Proceeds from asset dispositions	17,178	71,238
Acquisition, net of cash received	—	(178,961)
Net cash used in investing activities	(44,474)	(243,868)
Cash flows from financing activities:
Proceeds from borrowings	10,012	—
Repayment of debt	(7,630)	(8,858)
Distribution to noncontrolling interest owners	(637)	—
Partial prepayment of put/call obligation	(28)	(37)
Acquisition of noncontrolling interest	(800)	—
Preferred stock dividends paid	—	(6,325)
Issuance of common stock	111	1,089
Tax benefit related to stock-based compensation	179	433
Net cash provided by (used in) financing activities	1,207	(13,698)
Effect of exchange rate changes on cash and cash equivalents	4,791	6,193
Net increase (decrease) in cash and cash equivalents	30,708	(157,764)
Cash and cash equivalents at beginning of period	77,793	300,969
Cash and cash equivalents at end of period	$108,501	$143,205
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,856	$22,707
Income taxes	$7,559	$7,966

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2010, the consolidated results of operations for the three and six months ended September 30, 2010 and 2009, and the consolidated cash flows for the six months ended September 30, 2010 and 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2010 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $(0.1) million and $(0.2) million for the three and six months ended September 30, 2010, respectively, and $0.7 million and $(0.8) million, for the three and six months ended September 30, 2009, respectively.  Additionally, other income, net includes $1.1 million of hedging gains realized during the three and six months ended September 30, 2009 resulting from termination of a forward contract on a euro-denominated aircraft purchase commitment.

During the three and six months ended September 30, 2010 and 2009, our primary foreign currency exposures were to the British pound sterling, the euro, the Australian dollar and the Nigerian naira.  The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

One British pound sterling into U.S. dollars
High	1.60	1.70	1.60	1.70
Average	1.55	1.64	1.52	1.60
Low	1.51	1.59	1.43	1.44
At period-end	1.58	1.60	1.58	1.60
One euro into U.S. dollars
High	1.37	1.48	1.37	1.48
Average	1.29	1.43	1.28	1.40
Low	1.25	1.39	1.19	1.29
At period-end	1.37	1.46	1.37	1.46
One Australian dollar into U.S. dollars
High	0.97	0.88	0.97	0.88
Average	0.91	0.83	0.89	0.80
Low	0.84	0.78	0.81	0.69
At period-end	0.97	0.88	0.97	0.88
One Nigerian naira into U.S. dollars
High	0.0068	0.0069	0.0070	0.0069
Average	0.0067	0.0066	0.0067	0.0067
Low	0.0065	0.0063	0.0065	0.0063
At period-end	0.0066	0.0066	0.0066	0.0066
________

Source:  Bank of England and Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We estimate that the fluctuation of exchange rates related to these currencies versus exchange rates during the three and six months ended September 30, 2009 had the following effect on our financial condition and results of operations, net of the effect of derivative contracts discussed in Note 6 (in thousands):

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010

Revenue	$(2,876)	$(1,115)
Operating expense	3,240	3,790
Earnings from unconsolidated affiliates, net of losses	(161)	(231)
Non-operating expense	(1,928)	(511)
Income before provision for income taxes	(1,725)	1,933
Provision for income taxes	136	(925)
Net income	(1,589)	1,008
Cumulative translation adjustment	15,864	5,877
Total stockholders’ investment	$14,275	$6,885

Our earnings from unconsolidated affiliates are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates.  During the three and six months ended September 30, 2010, earnings from unconsolidated affiliates were reduced by $2.0 million and $1.6 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily in Brazil.

Other Matters

In addition to the foreign currency items discussed above, other income (expense), net also includes gains on sales of two joint ventures of $0.6 million during the six months ended September 30, 2010.

As of September 30 and March 31, 2010, other accrued liabilities on the condensed consolidated balance sheets primarily includes accruals for insurance, travel, training, accommodations, fuel and freight as well as deposits for aircraft held for sale.

As discussed in “Item 1A. Risk Factors” in our fiscal year 2010 Annual Report, our results of operations are subject to seasonal fluctuations as a result of harsh weather conditions and shorter winter days which can limit activity and reduce flying.

Recent Accounting Pronouncements

On April 1, 2010, we adopted new accounting and disclosure requirements for transfers of financial assets which changed the requirements for derecognizing financial assets and require greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them.  In addition, the concept of a qualifying special-purpose entity was eliminated.  We have no financial assets subject to these requirements and therefore the adoption of these requirements had no impact on our financial position, cash flows and results of operations.

On April 1, 2010, we adopted an amendment to the accounting and disclosure requirements for the consolidation of Variable Interest Entities (“VIEs”).  This amendment changes how a reporting entity identifies a controlling financial interest in a VIE from the quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE.  Our adoption of this amendment did not change our conclusions with regard to VIEs and did not have an impact on our financial position, cash flows and results of operations.  The additional disclosure requirements included in this amendment are provided in Note 7.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standard to amend disclosure requirements related to fair value measurements by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities.  This standard also requires separate line item disclosure of all purchases, sales, issuances and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, in contrast to the current aggregate presentation as a single line item.  Certain disclosure requirements of this standard were effective April 1, 2010, while other disclosure requirements of the standard are effective for financial statements issued for reporting periods beginning after December 15, 2010.  Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not impact our financial position, cash flows or results of operations.

In October 2009, the FASB issued application guidance on multiple deliverables in revenue arrangements which is effective April 1, 2011.  This update provides further guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting and establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  We have not yet determined the impact that the adoption of this guidance would have on our financial position, cash flows or results of operations, if any.

NOTE 2 — DEBT

Debt as of September 30 and March 31, 2010 consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
7 ½% Senior Notes due 2017, including $0.4 million and $0.5 million of unamortized premium, respectively	$350,442	$350,473
6 ⅛% Senior Notes due 2013	230,000	230,000
3% Convertible Senior Notes due 2038, including $17.4 million and $19.0 million of unamortized discount, respectively	97,608	96,043
Bristow Norway Debt	11,412	11,841
RLR Note	15,506	16,089
Term loans	5,609	12,081
Other debt	10,000	34
Total debt	720,577	716,561
Less short-term borrowings and current maturities of long-term debt	(23,798)	(15,366)
Total long-term debt	$696,779	$701,195

3% Convertible Senior Notes due 2038

In June 2008, we completed the sale of $115.0 million of 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”).  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock, par value $.01 per share (“Common Stock”).  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount.  For further details on the 3% Convertible Senior Notes, see Note 5 to the fiscal year 2010 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The balances of the liability and equity components of the 3% Convertible Senior Notes as of each period presented are as follows (in thousands):

	September 30, 2010	March 31, 2010
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(17,392)	(18,957)
Debt component – net carrying value	$97,608	$96,043

The remaining debt discount is being amortized into interest expense over the expected five year remaining life of the 3% Convertible Senior Notes using the effective interest rate of 6.9%.  Interest expense related to the 3% Convertible Senior Notes was recognized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Contractual coupon interest	$863	$863	$1,726	$1,726
Amortization of debt discount	789	737	1,565	1,462
Total interest expense	$1,652	$1,600	$3,291	$3,188

Bristow Norway Debt and Overdraft Facility

Bristow Norway had two term loans with a Norwegian bank that were used to purchase two helicopters.  In August 2009, these two term loans were repaid in the amounts of Norwegian kroner (“NOK”) 9.5 million ($1.6 million) and NOK 26.0 million ($4.3 million).  There is a third term loan that was used to purchase a third helicopter and was denominated in U.S. dollars prior to converting to NOK in August 2009.  As of September 30, 2010, this term loan had a balance of NOK 66.8 million ($11.4 million) and bears interest at three-month NIBOR plus a margin of 0.85%.  In October 2010, this third term loan was refinanced for three years at a fixed rate of approximately 5% per annum, payable in quarterly installments of NOK 1.7 million, with the balloon payment of NOK 47.9 million due at maturity.  This outstanding term loan is secured by the helicopter and certain receivables.  Additionally, Bristow Norway has an overdraft facility of NOK 5 million ($0.9 million) with a Norwegian bank.  No borrowings were outstanding under this overdraft facility as of September 30, 2010.  Borrowings under the overdraft facility bear interest at a reference rate plus a margin and this overdraft facility can be terminated by either party upon ten banking days’ written notice.

Term loans

In May 2010, we repaid $5.9 million of the term loans early.  The quarterly principal payments of $0.6 million were reduced to $0.3 million, with the final principal payment remaining due on June 30, 2015.

Other debt

On July 15, 2010, we borrowed $8.1 million from Whitney National Bank which is payable on December 15, 2010 and secured by one aircraft.  Interest is payable on the loan at 4% as of September 30, 2010.

In April 2010, Aviashelf Aviation Co., a fully consolidated subsidiary operating in Russia, entered into a short-term loan with Bank Iturup for 60 million Russian rubles ($1.9 million) at a 19% interest rate that matures on March 31, 2011.

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

The following table summarizes the financial instruments we had as of September 30, 2010, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010	Balance Sheet Classification
Derivative asset	$—	$1,322	$—	$1,322	Prepaid expenses and other current assets
Rabbi Trust investments	3,215	—	—	3,215	Other Assets
Total assets	$3,215	$1,322	$—	$4,537

The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10 in the fiscal year 2010 Financial Statements.  The methods and assumptions used to estimate the fair values of the derivative assets in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.  For further details on the derivative assets see Note 6.

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices.  The carrying and fair values of our debt, including the current portion, are as follows (in thousands):

	September 30, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 ½% Senior Notes	$350,442	$360,500	$350,473	$352,625
6 ⅛% Senior Notes	230,000	232,875	230,000	228,850
3% Convertible Senior Notes	97,608	104,506	96,043	101,488
Other	42,527	42,527	40,045	40,045
	$720,577	$740,408	$716,561	$723,008

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft.  As of September 30, 2010, we had 12 aircraft on order and options to acquire an additional 35 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating income.

	Six Months Ending March 31,		Fiscal Year Ending March 31,
	2011		2012		2013	2014	2015	Total
Commitments as of September 30, 2010:
Number of aircraft:
Medium	5		—		—	—	—	5
Large	1		6		—	—	—	7
	6	(1)	6	(2)	—	—	—	12
Related expenditures (in thousands) (3)	$62,288		$91,931		$—	$—	$—	$154,219
Options as of September 30, 2010:
Number of aircraft:
Medium	—		3		11	4	7	25
Large	—		1		5	4	—	10
	—		4		16	8	7	35
Related expenditures (in thousands) (3)	$12,217		$105,324		$261,572	$125,034	$81,240	$585,387
_________

(1)	A signed customer contract is currently in place for one of these six aircraft.

(2)	Signed customer contracts are currently in place for these six aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2011:

	Three Months Ended
	September 30, 2010		June 30, 2010
	Orders	Options	Orders	Options
Beginning of quarter	7	41	9	39
Aircraft delivered	(1)	—	(1)	—
Cancelled order	—	—	(1)	—
Exercised options	6	(6)	—	—
Reinstated options	—	—	—	2
End of quarter	12	35	7	41

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

Document Subpoena Relating to DOJ Antitrust Investigation — In June 2005, one of our subsidiaries received a document subpoena from the Antitrust Division of the DOJ.  The subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico.  The subpoena focused on activities during the period from January 1, 2000 to June 13, 2005.  The Company submitted to the DOJ substantially all documents responsive to the subpoena and had discussions with the DOJ and provided documents related to our operations in the U.S. as well as internationally.  On August 3, 2010, the Company was advised by the DOJ that it had closed the investigation.

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act.  Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief.  In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds.  The plaintiff has since filed a motion seeking a rehearing and seeking leave to amend its original complaint.  We intend to continue to defend against this lawsuit vigorously.  We are currently unable to determine whether it could have a material affect on our business, financial condition and results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($16 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2010 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio Campeche S.A. de C.V. (“Heliservicio”), another unconsolidated affiliate, from time to time.  As of September 30, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 309 million Mexican pesos ($24.8 million) were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($18.8 million) of the surety bonds outstanding.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee, as of September 30, 2010 (in thousands):

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Year 2016 and Thereafter

$40,521	$1,696	$20,262	$18,563	$—

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible.  We are a defendant in certain claims and litigation arising out of operations in the normal course of business.  In the opinion of management, uninsured losses, if any, will not be material to our financial position, cash flows or results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 5 — TAXES

Our effective income tax rates were 7.9% and 25.0% for the three months ended September 30, 2010 and 2009, respectively, and 16.6% and 26.4% for the six months ended September 30, 2010 and 2009, respectively.  The effective income tax rates for the three and six months ended September 30, 2010 reflect the tax implications of a recently implemented global legal structure that more closely aligns with our global operational structure.  As a result of this restructuring, most U.S. tax on offshore profits will be deferred until the profits are repatriated.  While the new structure was not put in place until November 1, 2010, U.S. accounting rules require us to project the impact for the full year and report the portion related to the six months ended September 30, 2010 during the three months ended September 30, 2010.  As a result, the tax expense for the three months ended September 30, 2010 is reduced to reflect the increase in foreign earnings indefinitely deferred abroad for the full six months ended September 30, 2010.  We expect to record adjustments to the deferred tax balances recorded in prior years during the three months ending December 31, 2010.

Our effective income tax rate was also reduced as a result of changes in activity levels between jurisdictions with different tax rates and enactment of a foreign statutory income tax rate reduction that required a revaluation of the net deferred tax liability balances during the six months ended September 30, 2010.

During the three months ended September 30, 2010 and 2009, we accrued tax contingency related items totaling $1.3 million and $2.0 million, respectively.  During the six months ended September 30, 2010 and 2009, we accrued tax contingency related items totaling $1.6 million and $3.3 million, respectively.

As of September 30, 2010, there were $10.4 million of unrecognized tax benefits, all of which would have an impact on our effective income tax rate, if recognized.  For the three months ended September 30, 2010 and 2009, we accrued interest and penalties of $0.2 million and $0.1 million, respectively, and for the six months ended September 30, 2010 and 2009, we accrued interest and penalties of $0.3 million and $0.3 million, respectively, in connection with uncertain tax positions.

NOTE 6 — DERIVATIVES

From time to time we enter into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value.  Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings.  We do not use financial instruments for trading or speculative purposes.

We entered into forward contracts during fiscal years 2010 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2010.  We had six open forward contracts as of September 30, 2010, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro.  These contracts had an underlying nominal value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011.  As of September 30, 2010, the fair value of these contracts was an asset of $1.3 million.  As of September 30, 2010, an unrecognized gain of $0.9 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss and the derivative asset is included in prepaid expenses and other current assets in our condensed consolidated balance sheet.  No gains or losses relating to forward contracts are recognized in our consolidated statements of income for the three and six months ended September 30, 2010; however, we recognized a gain of $1.1 million for the three and six months ended September 30, 2009 in our condensed consolidated statements of income as a component of other income (expense), net relating to hedges as a result of early termination of a forward contract on a euro-denominated aircraft purchase commitment.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the three and six months ended September 30, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$860	Other income (expense), net	$—	Other income (expense), net	$—
	$860		$—		$—

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the three months ended September 30, 2009 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$4,196	Other income (expense), net	$—	Other income (expense), net	$1,132
	$4,196		$—		$1,132

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the six months ended September 30, 2009 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from A ccumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$8,762	Other income (expense), net	$—	Other income (expense), net	$1,132
	$8,762		$—		$1,132

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 7 — VARIABLE INTEREST ENTITIES

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

As of September 30, 2010, we have three VIE’s of which we are the primary beneficiary and were involved in one VIE of which we are not the primary beneficiary.

VIEs of which we are the primary beneficiary

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt.  Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“Bristow Helicopters”).  Its subsidiaries provide helicopter services to customers primarily in the U.K, Norway, Australia and Nigeria.  Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights.  The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total).  We also have £91.0 million ($143.4 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $784.6 million as of September 30, 2010.

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

Caledonia, the Company and the E.U. Investor also have entered into a put/call agreement under which, upon giving specified prior notice, we have the right to buy all the Bristow Aviation shares held by Caledonia and the E.U. Investor, who, in turn, each have the right to require us to purchase such shares.  Under current English law, we would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares we have the right to acquire under the put/call agreement.  The only restriction under the put/call agreement limiting our ability to exercise the put/call option is a requirement to consult with the Civil Aviation Authority (“CAA”) in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares.  The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor.  However, we would work diligently to find a E.U. investor suitable to the CAA.  The amount by which we could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option, and we have reflected this amount on our condensed consolidated balance sheets as noncontrolling interest.

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate.  The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2010) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  We can elect to pre-pay the guaranteed return element of the call option price wholly or in

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to us.  The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

Bristow Aviation and its subsidiaries are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management.  Accordingly, the financial information reflected on our condensed consolidated balance sheets and statements of income for Bristow Aviation and subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, as follows (in thousands):

	September 30, 2010	March 31, 2010
Assets
Cash and cash equivalents	$53,449	$54,292
Accounts receivable	179,887	149,848
Inventories	103,581	98,993
Prepaid expenses and other current assets	58,745	35,093
Total current assets	395,662	338,226
Investment in unconsolidated affiliates	14,380	12,938
Property and equipment, net	216,971	204,521
Goodwill	16,062	15,569
Other assets	8,438	15,020
Total assets	$651,513	$586,274
Liabilities
Accounts payable	86,709	54,592
Accrued liabilities	850,257	793,754
Deferred taxes	12,423	11,633
Short-term borrowings and current maturities of long-term debt	13,361	16,497
Total current liabilities	962,750	876,476
Long-term debt, less current maturities	143,371	138,020
Accrued pension liabilities	112,551	106,573
Other liabilities and deferred credits	13,999	6,211
Deferred taxes	13,953	14,989
Total liabilities	$1,246,624	$1,142,269

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue	$223,609	$208,727	$427,827	$416,020
Operating income	$10,544	$14,719	$18,133	$30,014
Net loss	$21,875	$14,707	$41,468	$28,632

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Bristow Caribbean Ltd. — Effective September 30, 2010, we own 100% of Bristow Caribbean Ltd. (“BCL”) resulting from our purchase on that date of 60% of the interest in BCL we previously did not own for $0.8 million.  BCL operates eight aircraft in Trinidad, providing offshore helicopter services to customers.  As the Company maintained a controlling financial interest both prior to and subsequent to the change in ownership interest, the transaction was viewed as a transaction among the equity owners.  No gain or loss was recognized in the statement of income, and any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized as equity attributable to the parent.

The activities that most significantly impact BCL’s economic performance relate to the day-to-day operation of the company, including identifying and contracting with customers, and strategic decisions regarding the potential expansion of the company’s operations.  Prior to September 30, 2010, we controlled the significant management decisions of this entity, including the payment of dividends to our partner, and therefore consolidated BCL as the entity’s primary beneficiary.

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

In order to have a presence in the Nigerian market, Bristow was required to identify local citizens to participate in the ownership of entities domiciled in the region.  However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to the expertise of Bristow in the overall management and day-to-day operation of BHNL. Thus, because Bristow has the power to direct the most significant activities affecting the ongoing success of BHNL and holds a variable interest in the entity in the form of its equity investment, Bristow consolidates BHNL as the primary beneficiary.

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

VIEs of which we are not the primary beneficiary

Heliservicio — We own a 24% interest in Heliservicio, a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation services to Petróleos Mexicanos and other companies on a contract and ad hoc basis.  Heliservicio  leases 21 aircraft from us and leases 13 aircraft from third parties to provide helicopter services to its customers.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes the amounts recorded for this nonconsolidated VIE and the related off-balance sheet guarantees (in thousands):

	September 30, 2010		March 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets:
Accounts receivable (1)	$14,529	$19,114	$11,986	$16,571
Investment in unconsolidated affiliate	2,638	2,638	3,329	3,329
Total assets	$17,167	$21,752	$15,315	$19,900
Off-Balance Sheet:
Guarantees (2)	$—	$24,767	$—	$26,352
__________

(1)
Amounts presented herein include unbilled accounts receivable of $3.5 million and $3.8 million as of September 30 and March 31, 2010, respectively.  The carrying amounts presented are net of allowances for doubtful accounts of $4.6 million as of September 30 and March 31, 2010.

(2)
See discussion in Note 4.  We have received a counter-guarantee from our partner in Heliservicio for 76% ($18.8 million and $20.0 million as of September 30 and March 31, 2010, respectively) of these amounts, which is not reflected in the table above.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Service cost for benefits earned during the period	$1,334	$1,144	$2,612	$2,226
Interest cost on pension benefit obligation	6,658	6,611	13,040	12,859
Expected return on assets	(6,682)	(5,241)	(13,087)	(10,194)
Amortization of unrecognized losses	1,305	1,156	2,557	2,249
Net periodic pension cost	$2,615	$3,670	$5,122	$7,140

We pre-funded our contributions of $19.9 million to our U.K. plans for the fiscal year ending March 31, 2011 in March 2010.  The current estimate of our cash contributions to our Norwegian pension plan for fiscal year 2011 is $4.3 million, $2.0 million of which was paid during the six months ended September 30, 2010.  No contributions were made to the plan during the three months ended September 30, 2010.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 10 to our fiscal year 2010 Financial Statements.

Stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $4.3 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively, and totaled $8.0 million and $6.6 million for the six months ended September 30, 2010 and 2009, respectively.  Stock-based compensation expense has been allocated to our various business units.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the six months ended September 30, 2010, 282,549 stock options were granted at an average exercise price and fair value of $30.16 and $15.03 per share, respectively.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 2.64%; dividend yield of zero; stock price volatility of 45.4%; and expected option lives of 7 years.  There were no stock options granted during the three months ended September 30, 2010.  Also during the three and six months ended September 30, 2010, we awarded 18,000 and 251,024 shares of restricted stock at a weighted average grant date fair value of $33.64 and $30.41 per share, respectively.

Compensation expense of $0.3 million was recorded related to the performance cash awards during the three and six months ended September 30, 2010. No compensation expense was recorded related to the performance cash awards during the three and six months ended September 30, 2009.

NOTE 9 —COMPREHENSIVE INCOME AND EARNINGS PER SHARE

Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$38,848	$33,710	$59,756	$57,701
Other comprehensive income gain:
Currency translation adjustments (1)	19,815	6,001	9,828	38,999
Unrealized gain on cash flow hedges (net of income tax effect of $0.5 million)	860	4,196	860	8,762
Comprehensive income	$59,523	$43,907	$70,444	$105,462
__________

(1)
During the three and six months ended September 30, 2010 and 2009, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of September 30, 2010 and 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income to common stockholders (in thousands):
Income available to common stockholders – basic	$38,880	$30,007	$59,688	$50,568
Preferred stock dividends	—	3,163	—	6,325
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$38,880	$33,170	$59,688	$56,893

Shares:
Weighted-average number of common shares outstanding – basic	36,174,615	30,490,517	35,975,141	29,730,649
Assumed conversion of preferred stock outstanding during the period (2)	—	5,388,400	—	5,952,501
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	546,758	222,137	550,682	223,526
Weighted-average number of common shares outstanding – diluted	36,721,373	36,101,054	36,525,823	35,906,676
Basic earnings per common share	$1.07	$0.98	$1.66	$1.70
Diluted earnings per common share	$1.06	$0.92	$1.63	$1.58
_________

(1)
Diluted earnings per common share for each of the three and six months ended September 30, 2010 and 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three and six months ended September 30, 2010 or 2009 as our stock price did not meet or exceed $77.34 per share.

(2)
Diluted earnings per common share included weighted-average shares resulting from the assumed conversion of our preferred stock at the conversion rate that results in the most dilution:  1.4180 shares of Common Stock for each share of preferred stock.  On September 15, 2009, we converted our preferred stock into 6,522,800 shares of Common Stock at this conversion rate.  For further discussion on the preferred stock, see Note 11 in the fiscal year 2010 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards which were outstanding during the period but were anti-dilutive as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Options:
Outstanding	544,615	485,109	437,122	392,009
Weighted-average exercise price	$31.49	$40.11	$32.90	$41.85
Restricted stock units:
Outstanding	213,980	341,752	219,651	351,084
Weighted-average price	$40.08	$37.14	$40.02	$37.04
Restricted stock awards:
Outstanding	—	—	—	—
Weighted-average price	$—	$—	$—	$—

NOTE 10 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services.  The Helicopter Services segment operations are conducted primarily through five business units: North America, Europe, West Africa, Australia and Other International.  Additionally, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K.

Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.  Amounts presented below for the three and six months ended September 30, 2009 have been revised to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following tables show reportable segment information for the three and six months ended September 30, 2010 and 2009 and as of September 30 and March 31, 2010, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Segment gross revenue from external customers:
Europe	$117,243	$113,426	$218,764	$227,863
North America	55,246	48,698	108,009	98,504
West Africa	58,110	51,452	117,206	106,269
Australia	37,364	30,333	72,655	58,496
Other International	36,295	37,007	69,114	69,893
Corporate and other	8,301	10,699	19,049	21,042
Total segment gross revenue	$312,559	$291,615	$604,797	$582,067

Intrasegment gross revenue:
Europe	$352	$487	$522	$1,115
North America	35	39	83	89
West Africa	—	—	—	—
Australia	—	—	—	—
Other International	—	—	—	108
Corporate and other	120	663	214	2,136
Total intrasegment gross revenue	$507	$1,189	$819	$3,448

Consolidated gross revenue reconciliation:
Europe	$117,595	$113,913	$219,286	$228,978
North America	55,281	48,737	108,092	98,593
West Africa	58,110	51,452	117,206	106,269
Australia	37,364	30,333	72,655	58,496
Other International	36,295	37,007	69,114	70,001
Corporate and other	8,421	11,362	19,263	23,178
Intrasegment eliminations	(507)	(1,189)	(819)	(3,448)
Total consolidated gross revenue	$312,559	$291,615	$604,797	$582,067

Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$2,789	$2,032	$4,740	$3,850
Other International	1,927	2,892	(670)	3,699
Corporate and other	—	—	(56)	8
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$4,716	$4,924	$4,014	$7,557

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Consolidated operating income (loss) reconciliation:
Europe	$21,612	$19,063	$39,911	$38,841
North America	8,904	4,716	14,212	9,142
West Africa	17,158	15,064	32,794	28,727
Australia	6,094	7,011	14,046	12,667
Other International	11,102	12,978	13,367	20,190
Corporate and other	(13,208)	(10,145)	(24,707)	(22,117)
Gain on disposal of assets	1,897	4,880	3,615	10,889
Total consolidated operating income	$53,559	$53,567	$93,238	$98,339

Depreciation and amortization:
Europe	$7,054	$6,523	$12,207	$13,157
North America	3,801	3,677	8,576	7,232
West Africa	2,737	2,403	5,445	4,456
Australia	2,704	1,770	5,357	3,344
Other International	3,114	2,885	6,277	6,418
Corporate and other	1,558	1,212	2,437	2,049
Total depreciation and amortization	$20,968	$18,470	$40,299	$36,656

	September 30,	March 31,
	2010	2010
Identifiable assets:
Europe	$809,525	$767,007
North America	413,858	403,549
West Africa	330,824	323,376
Australia	317,223	287,660
Other International	481,653	483,230
Corporate and other	253,842	229,798
Total identifiable assets (1)	$2,606,925	$2,494,620

Investments in unconsolidated affiliates – equity method investments:
Europe	$13,747	$11,775
Other International	185,365	186,082
Total investments in unconsolidated affiliates – equity method investments	$199,112	$197,857
_________

(1)
Includes $168.6 million and $152.8 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2010, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 11 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of 7 ½% Senior Notes due 2017, the 6 ⅛% Senior Notes due 2013 and the 3% Convertible Senior Notes, certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$79,283	$233,276	$—	$312,559
Intercompany revenue	—	5,890	—	(5,890)	—
	—	85,173	233,276	(5,890)	312,559
Operating expense:
Direct cost	(477)	48,044	166,563	—	214,130
Intercompany expenses	—	—	5,890	(5,890)	—
Depreciation and amortization	575	7,583	12,810	—	20,968
General and administrative	5,847	6,526	18,142	—	30,515
	5,945	62,153	203,405	(5,890)	265,613

Gain on disposal of assets	—	894	1,003	—	1,897
Earnings from unconsolidated affiliates, net of losses	33,477	—	5,030	(33,791)	4,716
Operating income	27,532	23,914	35,904	(33,791)	53,559

Interest income	20,887	22	140	(20,881)	168
Interest expense	(11,373)	(68)	(20,892)	20,881	(11,452)
Other income (expense), net	(33)	(92)	14	—	(111)

Income before provision for income taxes	37,013	23,776	15,166	(33,791)	42,164
Allocation of consolidated income taxes	1,883	(2,753)	(2,446)	—	(3,316)
Net income	38,896	21,023	12,720	(33,791)	38,848
Net income attributable to noncontrolling interests	(16)	—	48	—	32
Net income attributable to Bristow Group	$38,880	$21,023	$12,768	$(33,791)	$38,880

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$154,010	$450,787	$—	$604,797
Intercompany revenue	—	17,871	—	(17,871)	—
	—	171,881	450,787	(17,871)	604,797
Operating expense:
Direct cost	(940)	99,783	318,629	—	417,472
Intercompany expenses	—	—	17,871	(17,871)	—
Depreciation and amortization	1,139	15,742	23,418	—	40,299
General and administrative	17,327	11,194	32,896	—	61,417
	17,526	126,719	392,814	(17,871)	519,188

Gain on disposal of assets	—	1,852	1,763	—	3,615
Earnings from unconsolidated affiliates, net of losses	62,709	—	4,706	(63,401)	4,014
Operating income	45,183	47,014	64,442	(63,401)	93,238

Interest income	39,782	33	424	(39,779)	460
Interest expense	(22,057)	(68)	(40,144)	39,779	(22,490)
Other income (expense), net	(16)	(117)	537	—	404

Income before provision for income taxes	62,892	46,862	25,259	(63,401)	71,612
Allocation of consolidated income taxes	(3,173)	(4,602)	(4,081)	—	(11,856)
Net income	59,719	42,260	21,178	(63,401)	59,756
Net income attributable to noncontrolling interests	(31)	——	(37)	—	(68)
Net income attributable to Bristow Group	$59,688	$42,260	$21,141	$(63,401)	$59,688

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$71,357	$220,258	$—	$291,615
Intercompany revenue	—	8,380	2,955	(11,335)	—
	—	79,737	223,213	(11,335)	291,615
Operating expense:
Direct cost	(182)	45,717	154,161	—	199,696
Intercompany expenses	—	2,824	8,511	(11,335)	—
Depreciation and amortization	280	6,836	11,354	—	18,470
General and administrative	10,298	4,757	14,631	—	29,686
	10,396	60,134	188,657	(11,335)	247,852

Gain on disposal of assets	—	2,415	2,465	—	4,880
Earnings from unconsolidated affiliates, net of losses	37,531	—	3,526	(36,133)	4,924
Operating income	27,135	22,018	40,547	(36,133)	53,567

Interest income	20,570	15	163	(20,538)	210
Interest expense	(10,756)	—	(20,422)	20,538	(10,640)
Other income (expense), net	1,192	5	612	—	1,809

Income before provision for income taxes	38,141	22,038	20,900	(36,133)	44,946
Allocation of consolidated income taxes	(4,721)	(3,078)	(3,437)	—	(11,236)
Net income	33,420	18,960	17,463	(36,133)	33,710
Net income attributable to noncontrolling interests	(250)	—	(290)	—	(540)
Net income attributable to Bristow Group	$33,170	$18,960	$17,173	$(36,133)	$33,170

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$143,449	$438,618	$—	$582,067
Intercompany revenue	—	16,273	6,304	(22,577)	—
	—	159,722	444,922	(22,577)	582,067
Operating expense:
Direct cost	(264)	92,153	315,141	—	407,030
Intercompany expenses	7	6,478	16,092	(22,577)	—
Depreciation and amortization	459	13,637	22,560	—	36,656
General and administrative	23,112	7,989	27,387	—	58,488
	23,314	120,257	381,180	(22,577)	502,174

Gain on disposal of assets	—	2,415	8,474	—	10,889
Earnings from unconsolidated affiliates, net of losses	54,672	—	6,867	(53,982)	7,557
Operating income	31,358	41,880	79,083	(53,982)	98,339

Interest income	51,003	27	308	(50,906)	432
Interest expense	(21,043)	—	(50,515)	50,906	(20,652)
Other income (expense), net	954	(533)	(93)	—	328

Income before provision for income taxes	62,272	41,374	28,783	(53,982)	78,447
Allocation of consolidated income taxes	(5,025)	(5,979)	(9,742)	—	(20,746)
Net income	57,247	35,395	19,041	(53,982)	57,701
Net income attributable to noncontrolling interests	(354)	—	(454)	—	(808)
Net income attributable to Bristow Group	$56,893	$35,395	$18,587	$(53,982)	$56,893

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of September 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,593	$—	$96,185	$(1,277)	$108,501
Accounts receivable	6,863	75,723	188,110	(19,533)	251,163
Inventories	—	88,000	105,017	—	193,017
Prepaid expenses and other current assets	210	8,476	77,199	(44,126)	41,759
Total current assets	20,666	172,199	466,511	(64,936)	594,440

Intercompany investment	1,110,603	111,435	—	(1,222,038)	—
Investment in unconsolidated affiliates	2,638	150	202,991	—	205,779
Intercompany notes receivable	1,089,951	—	(184,590)	(905,361)	—
Property and equipment – at cost:
Land and buildings	211	54,385	41,402	—	95,998
Aircraft and equipment	14,974	815,204	1,262,927	—	2,093,105
	15,185	869,589	1,304,329	—	2,189,103
Less: Accumulated depreciation and amortization	(2,290)	(154,530)	(279,949)	—	(436,769)
	12,895	715,059	1,024,380	—	1,752,334
Goodwill	—	4,755	27,430	—	32,185
Other assets	111,130	3,127	179,116	(271,186)	22,187
	$2,347,883	$1,006,725	$1,715,838	$(2,463,521)	$2,606,925

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$413	$19,344	$57,573	$(15,785)	$61,545
Accrued liabilities	8,348	20,661	115,947	(52,704)	92,252
Deferred taxes	(1,980)	(136)	12,830	—	10,714
Short-term borrowings and current maturities of long-term debt	—	8,051	15,747	—	23,798
Total current liabilities	6,781	47,920	202,097	(68,489)	188,309

Long-term debt, less current maturities	678,050	—	18,729	—	696,779
Intercompany notes payable	—	350,463	654,906	(1,005,369)	—
Accrued pension liabilities	—	—	112,551	—	112,551
Other liabilities and deferred credits	4,725	8,450	186,614	(171,153)	28,636
Deferred taxes	124,940	7,392	15,689	—	148,021

Stockholders’ investment:
Common stock	362	4,996	41,024	(46,020)	362
Additional paid-in-capital	684,464	9,552	608,117	(617,669)	684,464
Retained earnings	879,033	577,952	58,279	(636,231)	879,033
Accumulated other comprehensive loss	(31,930)	—	(186,894)	81,410	(137,414)
	1,531,929	592,500	520,526	(1,218,510)	1,426,445
Noncontrolling interests	1,458	—	4,726	—	6,184
	1,533,387	592,500	525,252	(1,218,510)	1,432,629
	$2,347,883	$1,006,725	$1,715,838	$(2,463,521)	$2,606,925

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,555	$1,834	$59,404	$—	$77,793
Accounts receivable	8,776	62,500	172,333	(23,342)	220,267
Inventories	—	86,441	100,422	—	186,863
Prepaid expenses and other current assets	758	6,991	42,671	(18,972)	31,448
Total current assets	26,089	157,766	374,830	(42,314)	516,371

Intercompany investment	998,138	104,482	133,609	(1,236,229)	—
Investment in unconsolidated affiliates	3,329	7,835	193,699	—	204,863
Intercompany notes receivable	1,098,786	—	(180,782)	(918,004)	—
Property and equipment – at cost:
Land and buildings	211	54,457	32,158	—	86,826
Aircraft and equipment	12,115	788,579	1,236,268	—	2,036,962
	12,326	843,036	1,268,426	—	2,123,788
Less: Accumulated depreciation and amortization	(1,322)	(143,753)	(259,368)	—	(404,443)
	11,004	699,283	1,009,058	—	1,719,345
Goodwill	—	4,486	27,269	—	31,755
Other assets	112,216	1,172	183,208	(274,310)	22,286
	$2,249,562	$975,024	$1,740,891	$(2,470,857)	$2,494,620

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,955	$12,647	$48,942	$(14,999)	$48,545
Accrued liabilities	7,687	23,958	88,471	(28,129)	91,987
Deferred taxes	(1,356)	—	11,573	—	10,217
Short-term borrowings and current maturities of long-term debt	—	—	15,366	—	15,366
Total current liabilities	8,286	36,605	164,352	(43,128)	166,115

Long-term debt, less current maturities	676,518	—	24,677	—	701,195
Intercompany notes payable	—	361,082	656,922	(1,018,004)	—
Accrued pension liabilities	—	—	106,573	—	106,573
Other liabilities and deferred credits	5,018	8,324	181,810	(174,310)	20,842
Deferred taxes	118,244	6,885	18,195	—	143,324

Stockholders’ investment:
Common stock	359	4,996	22,091	(27,087)	359
Additional paid-in-capital	677,397	9,940	470,883	(480,823)	677,397
Retained earnings	820,145	547,192	39,468	(586,660)	820,145
Accumulated other comprehensive loss	(57,999)	—	50,742	(140,845)	(148,102)
	1,439,902	562,128	583,184	(1,235,415)	1,349,799
Noncontrolling interests	1,594	—	5,178	—	6,772
	1,441,496	562,128	588,362	(1,235,415)	1,356,571
	$2,249,562	$975,024	$1,740,891	$(2,470,857)	$2,494,620

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended September 30, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(23,393)	$25,304	$68,550	$(1,277)	$69,184

Cash flows from investing activities:
Capital expenditures	(1,696)	(30,957)	(31,290)	—	(63,943)
Deposit on asset held for sale	—	1,000	—	—	1,000
Proceeds from sale of joint ventures	—	—	1,291	—	1,291
Proceeds from asset dispositions	—	11,280	5,898	—	17,178

Net cash used in investing activities	(1,696)	(18,677)	(24,101)	—	(44,474)

Cash flows from financing activities:
Proceeds from borrowings	—	8,049	1,963	—	10,012
Repayment of debt	—	—	(7,630)	—	(7,630)
Dividends paid	13,030	(11,500)	(1,530)	—	—
Distribution to noncontrolling interest owner	—	—	(637)	—	(637)
Increases (decreases) in cash related to intercompany advances and debt	8,835	(5,010)	(3,825)	—	—
Partial prepayment of put/call obligation	(28)	—	—	—	(28)
Acquisition of noncontrolling interest	—	—	(800)	—	(800)
Issuance of common stock	111	—	—	—	111
Tax benefit related to stock-based compensation	179	—	—	—	179
Net cash provided by (used in) financing activities	22,127	(8,461)	(12,459)	—	1,207
Effect of exchange rate changes on cash and cash equivalents	—	—	4,791	—	4,791
Net increase (decrease) in cash and cash equivalents	(2,962)	(1,834)	36,781	(1,277)	30,708
Cash and cash equivalents at beginning of period	16,555	1,834	59,404	—	77,793
Cash and cash equivalents at end of period	$13,593	$—	$96,185	$(1,277)	$108,501

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

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2010, the related condensed consolidated statements of income for the three- and six-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2010 and 2009.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2010, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
November 4, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “fiscal year 2010 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2010 and 2009, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2010 and 2009, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2011 is referred to as “fiscal year 2011.”

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations.  We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Mexico, Russia and Trinidad.  We generated 79% of our revenue from international operations during the Current Period.  We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively.

We conduct our business in one segment:  Helicopter Services.  The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	North America,

•	West Africa,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore drilling rig platforms and other installations.  To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K.  As of September 30, 2010, we operated 379 aircraft (including 336 owned aircraft, 37 leased aircraft and 6 aircraft operated for one of our customers; 12 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 199 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2010; (2) the number of helicopters which we had on order or under option as of September 30, 2010; and (3) the percentage of gross revenue which each of our business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
Europe	36%	—	14	37	—	—	51		63	114
North America	18%	72	27	6	—	—	105		—	105
West Africa	19%	12	33	5	—	3	53		—	53
Australia	12%	3	14	18	—	—	35		—	35
Other International	12%	5	42	12	—	—	59		136	195
Corporate and other	3%	—	—	—	76	—	76		—	76
Total	100%	92	130	78	76	3	379		199	578
Aircraft not currently in fleet: (3)
On order		—	5	7	—	—	12
Under option		—	25	10	—	—	35
_________

(1)	Includes 12 aircraft held for sale.

(2)	The 199 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

Our Strategy

Our goal is to advance our position as a leading helicopter services provider to the offshore energy industry.  We intend to employ the following strategies to achieve this goal:

•
Grow our business while improving shareholder returns.  We plan to continue to grow our business globally and increase our revenue and profitability, subject to managing through cyclical downturns in the energy industry.  We have a footprint in most major oil and gas producing regions of the world, and through our strong relationships with our existing customers, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts.  We anticipate these new opportunities will result in the deployment of new or existing aircraft into markets where we expect they will be most profitably employed.  Additionally, new opportunities may result in growth through acquisitions and investments in existing or new markets, which may include increasing our role and participation with existing unconsolidated affiliates, investing in new companies, or creation of partnerships and alliances with existing industry participants.  The combination of growth in existing and new markets while continually reducing our fixed and variable costs will deliver improved shareholder returns.

•
Be the preferred provider of helicopter services.  We position our business as the preferred provider of helicopter services by maintaining strong relationships with our customers and providing safe and high-quality service.  We continue to expand our well-established global safety program named ‘Target Zero’, as our safety vision is to have zero accidents, zero harm to people and zero harm to the environment.  We focus on maintaining relationships with our customers’ field operations and corporate management.  We believe that this focus helps us better anticipate customer needs and provide our customers with the right aircraft in the right place at the right time, which in turn allows us to better manage our existing fleet and capital investment program.  We also leverage our close relationships with our customers to establish mutually beneficial operating practices and safety standards worldwide.  By applying standard operating and safety practices across our global operations, we seek to provide our customers with consistent, high-quality service in each of their areas of operation.  By better understanding our customers’ needs and by virtue of our global operations and safety standards, we have effectively competed against other helicopter service providers based on aircraft availability, customer service, safety and reliability, and not just price.

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

•
Prudent balance sheet management.  We are focused on engaging in a proactive capital allocation plan with a concentration on achieving business growth and improving shareholder returns, within the dictates of prudent balance sheet management.   While we have raised $1.0 billion of capital in a mix of debt and equity with both public and private financings since fiscal year 2007, we have no immediate need to raise capital through new financings to fund our capital commitments, although we may raise capital to refinance existing debt.  Additionally, we have spent $1.4 billion on capital expenditures to grow our business over this same period.  While we plan to continue to invest in new aircraft, capital expenditures will not continue at the level we have spent in recent fiscal years on the fleet investment program.  We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, and we are exploring options for the use of any excess capital including the possibility of paying regularly scheduled dividends and buying back our common stock.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  In 2009, the credit, equity and commodity markets were volatile, causing many of our oil and gas company customers to reduce capital spending plans and defer projects.  Thus far in 2010, oil prices have ranged from approximately $65 to $87 per barrel and access to capital has improved.  We believe that the continued stability of oil prices and improved access to capital should lead to confidence among our customers and increased capital expenditure budgets and we are seeing some larger projects moving ahead that were previously on hold.

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

On Thursday, April 22, 2010, a deepwater U.S. Gulf of Mexico drilling rig, Deepwater Horizon, that was engaged in drilling operations, sank after a blowout and fire.  Certain oil and gas companies we serve in the U. S. Gulf of Mexico have been forced to suspend operations as a result of the 180-day moratorium (the "Drilling Moratorium") on deepwater drilling in the U.S. Gulf of Mexico imposed after this disaster.  The Drilling Moratorium was originally issued on May 30, 2010 and then, following a preliminary injunction issued by a Federal Court on June 22, 2010, reissued on July 12, 2010.  The Drilling Moratorium originally applied through November 30, 2010 but was lifted on October 12, 2010, subject to certain specified conditions.  Five deepwater rigs have left the U.S. Gulf of Mexico since the commencement of the Drilling Moratorium.  Since the Drilling Moratorium began, certain of our customers elected to reduce the number of aircraft on contract.  These customers exercised termination rights in some contracts as a result of the Drilling Moratorium.  This loss of deepwater work in the U.S. Gulf of Mexico has been temporarily offset by work we are performing for BP in support of the spill control and monitoring effort.  The work for BP has begun to taper off after September 30, 2010.  Although the ban was lifted, the future of deepwater drilling in the U.S. Gulf of Mexico remains uncertain and we cannot predict the full impact of the incident, resulting spill or Drilling Moratorium on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in a long-term reduction in activity in this market.

As discussed in “Item 1A. Risk Factors” in the fiscal year 2010 Annual Report, we are subject to competition and the political environment in the countries where we operate.  In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated.  During the Current Period, one of our major customers in Nigeria re-bid a contract we were incumbent on and awarded this to a competitor.  This contract provided us with annualized revenue of approximately $42 million and finished during the second quarter of fiscal year 2011.  Despite the current competitive and regulatory environment in this market, we expect the lost revenue to eventually be offset by new contract awards with other customers and increased ad hoc flying in this region.

We expect that our cash on deposit as of September 30, 2010 of $108.5 million, cash flow from operations and proceeds from aircraft sales, as well as the $100 million borrowing capacity under our revolving credit facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $154.2 million as of September 30, 2010.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings to fund our capital commitments, although we may raise capital to refinance existing debt.

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

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$286,537	$265,102	$21,435	8.1%
Reimbursable revenue	26,022	26,513	(491)	(1.9)%
Total gross revenue	312,559	291,615	20,944	7.2%
Operating expense:
Direct cost	189,110	173,392	(15,718)	(9.1)%
Reimbursable expense	25,020	26,304	1,284	4.9%
Depreciation and amortization	20,968	18,470	(2,498)	(13.5)%
General and administrative	30,515	29,686	(829)	(2.8)%
	265,613	247,852	(17,761)	(7.2)%
Gain on disposal of assets	1,897	4,880	(2,983)	(61.1)%
Earnings from unconsolidated affiliates, net of losses	4,716	4,924	(208)	(4.2)%

Operating income	53,559	53,567	(8)	0.0%
Interest income (expense), net	(11,284)	(10,430)	(854)	(8.2)%
Other income (expense), net	(111)	1,809	(1,920)	(106.1)%
Income before provision for income taxes	42,164	44,946	(2,782)	(6.2)%
Provision for income taxes	(3,316)	(11,236)	7,920	70.5%
Net income	38,848	33,710	5,138	15.2%
Net income attributable to noncontrolling interests	32	(540)	572	105.9%
Net income attributable to Bristow Group	$38,880	$33,170	$5,710	17.2%

Diluted earnings per common share	$1.06	$0.92	$0.14	15.2%
Operating margin (1)	17.1%	18.4%	(1.3)%	(7.1)%
EBITDA (2)	$74,584	$74,056	$528	0.7%
Flight hours (3)	63,178	58,531	4,647	7.9%

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$558,546	$528,595	$29,951	5.7%
Reimbursable revenue	46,251	53,472	(7,221)	(13.5)%
Total gross revenue	604,797	582,067	22,730	3.9%
Operating expense:
Direct cost	372,274	354,069	(18,205)	(5.1)%
Reimbursable expense	45,198	52,961	7,763	14.7%
Depreciation and amortization	40,299	36,656	(3,643)	(9.9)%
General and administrative	61,417	58,488	(2,929)	(5.0)%
	519,188	502,174	(17,014)	(3.4)%
Gain on disposal of assets	3,615	10,889	(7,274)	(66.8)%
Earnings from unconsolidated affiliates, net of losses	4,014	7,557	(3,543)	(46.9)%

Operating income	93,238	98,339	(5,101)	(5.2)%
Interest income (expense), net	(22,030)	(20,220)	(1,810)	(9.0)%
Other income (expense), net	404	328	76	23.2%
Income before provision for income taxes	71,612	78,447	(6,835)	(8.7)%
Provision for income taxes	(11,856)	(20,746)	8,890	42.9%
Net income	59,756	57,701	2,055	3.6%
Net income attributable to noncontrolling interests	(68)	(808)	740	91.6%
Net income attributable to Bristow Group	$59,688	$56,893	$2,795	4.9%

Diluted earnings per common share	$1.63	$1.58	$0.05	3.2%
Operating margin (1)	15.4%	16.9%	(1.5)%	(8.9)%
EBITDA (2)	$134,401	$135,755	$(1,354)	(1.0)%
Flight hours (3)	122,027	118,458	3,569	3.0%
_________

(1)	Operating margin is calculated as operating income divided by gross revenue.

(2)
EBITDA, or Earnings Before Interest Taxes Depreciation and Amortization, is a measure that has not been prepared in accordance with U.S. generally accepted accounting policies (“GAAP”) and has not been audited or reviewed by our independent auditors.  EBITDA is therefore considered a non-GAAP financial measure.  Management believes EBITDA provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. A description of adjustments and a reconciliation to net income, the most comparable GAAP financial measure to EBITDA, is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$38,848	$33,710	$59,756	$57,701
Provision for income taxes	3,316	11,236	11,856	20,746
Interest expense	11,452	10,640	22,490	20,652
Depreciation and amortization	20,968	18,470	40,299	36,656
EBITDA	$74,584	$74,056	$134,401	$135,755

(3)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Current Quarter Compared to Comparable Quarter

The increase in gross revenue is primarily due to increased revenue in our Australia, West Africa, North America and Europe business units primarily as a result of the addition of new contracts and increases in rates on existing contracts, partially offset by contracts ending and reduced activity on certain contracts in these markets.

Despite the increase in gross revenue, operating income and EBITDA decreased primarily due to a $3.0 million decrease in gain on disposal of assets due to a reduction in the number of aircraft sold in the Current Quarter versus the Comparable Quarter, reduced earnings in Kazakhstan as we no longer operate in this market beginning October 2009 and the Comparable Quarter included a $2.5 million reversal of a bad debt provision, and an increase in employee compensation costs in Nigeria and Australia.  These items resulted in a decrease in operating margin from the Comparable Quarter.

 Net income and diluted earnings per share for the Current Quarter were affected by the items discussed above affecting operating income and EBITDA, a $0.9 million increase in interest expense, net, a $1.9 million decrease in other income (expense), net and a $7.9 million decrease in our provision for income taxes.  See further discussion in “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Interest Expense, Net,” “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Other Income (Expense), Net,” and “– Business Unit Operating Results – Current Quarter Compared to Comparable Quarter – Taxes.”

Current Period Compared to Comparable Period

The increase in gross revenue is primarily due to increased revenue in our Australia, West Africa and North America business units primarily as a result of the addition of new contracts and a favorable impact of exchange rate changes in Australia, partially offset by a decrease in revenue in our Europe business unit as a result of short-term work provided to a customer in the North Sea in the Comparable Period, as well as an unfavorable impact of exchange rate changes in Europe and a decrease in reimbursable revenue (primarily in Europe).

Despite the increase in gross revenue, operating income and EBITDA decreased primarily due to a $7.3 million decrease in gain on disposal of assets due to a reduction in the number of aircraft sold in the Current Period versus the Comparable Period, a $3.5 million decrease in earnings from unconsolidated affiliates, net of losses, primarily as a result of a decrease in earnings from Líder Aviação Holding S.A. (“Líder”), reduced earnings in Kazakhstan as we no longer operate in this market beginning October 2009 and the Comparable Period included a $2.5 million reversal of a bad debt provision, and an increase in employee compensation costs in Nigeria and Australia.  We recorded earnings from Líder of $0.2 million and $3.0 million in the Current Period and Comparable Period, respectively.

 Net income and diluted earnings per share for the Current Period were affected by the items discussed above affecting operating income and EBITDA, a $1.8 million increase in interest expense, net and an $8.9 million decrease in our provision for income taxes.  See further discussion in “– Business Unit Operating Results – Current Period Compared to Comparable Period – Interest Expense, Net,” and “– Business Unit Operating Results – Current Period Compared to Comparable Period – Taxes.”

Business Unit Operating Results

The following discussion sets forth certain operating information for the business units comprising our Helicopter Services segment.  Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.  Amounts presented below for the Comparable Quarter and Comparable Period have been revised to conform to Current Quarter and Current Period presentation.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$117,595	$113,913	$3,682	3.2%
Operating expense	$98,772	$96,882	$(1,890)	(2.0)%
Earnings from unconsolidated affiliates, net of losses	$2,789	$2,032	$757	37.3%
Operating margin	18.4%	16.7%	1.7%	10.2%
Flight hours	14,432	14,242	190	1.3%

Gross revenue and flight hours for Europe increased due to two new customers during the Current Quarter and increased activity with existing customers.  This increase was partially offset by an unfavorable impact of exchange rates and a decrease in reimbursable revenue.  Gross revenue increased, despite only a slight increase in flight hours, as a result of a favorable shift in the mix of aircraft type towards larger aircraft that earn higher rates per flight hour.

Operating expense for Europe increased primarily due to increases in salaries and fuel costs as a result of increased activity and a decrease in reimbursable expense.  This increase was partially offset from the impact of changes in exchange rates and a decrease in lease costs primarily due to a new administration facility and aircraft hanger in Norway (as we now have a capital lease for these facilities).

Earnings from unconsolidated affiliates, net of losses increased as a result of lower depreciation on certain aircraft for our equity method investments.  Operating margin improved due to increased equity earnings and the increase in activity.

North America

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$55,281	$48,737	$6,544	13.4%
Operating expense	$46,377	$44,021	$(2,356)	(5.4)%
Operating margin	16.1%	9.7%	6.4%	66.0%
Flight hours	23,279	21,215	2,064	9.7%

Gross revenue for North America increased primarily due to additional work from BP in support of the spill control and monitoring effort and rate increases on certain existing contracts partially offset by reduced activity from the impact of the Drilling Moratorium in the U.S. Gulf of Mexico.

The increase in operating expense was primarily the result of an increase in salaries and maintenance expense as a result of the temporary increase in activity in this market.  The increase in operating margin from the Comparable Quarter is primarily due to an increase in rates driven by the change in the mix of aircraft type for the additional work from BP.

As described above, while the loss of deepwater work in the U.S. Gulf of Mexico has been temporarily offset by work we are performing for BP in support of the spill control and monitoring effort, we cannot predict the full impact of the incident and resulting spill on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  Although the ban was lifted on October 12, 2010, the future of deepwater drilling in the U.S. Gulf of Mexico remains uncertain.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in a long-term reduction in activity in this market.

West Africa

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$58,110	$51,452	$6,658	12.9%
Operating expense	$40,952	$36,388	$(4,564)	(12.5)%
Operating margin	29.5%	29.3%	0.2%	0.7%
Flight hours	9,572	8,470	1,102	13.0%

Gross revenue for West Africa increased primarily due to new contracts, rate escalations under existing contracts and a reduction in aircraft maintenance delays offset slightly by reduced activity on some contracts.

The increase in operating expense was primarily a result of increases in salaries, maintenance and fuel charges due to the addition of new contracts and increase in freight charges due to the mobilization of an aircraft to this market.  Additionally, we incurred $1.3 million in employee severance costs during the Current Quarter as a result of the loss of a major contract that finished during the Current Quarter.  Operating margin remained flat as a result of the increase in revenue which was offset by increases in salaries primarily due to severance costs.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market.  Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$37,364	$30,333	$7,031	23.2%
Operating expense	$31,270	$23,322	$(7,948)	(34.1)%
Operating margin	16.3%	23.1%	(6.8)%	(29.4)%
Flight hours	3,318	2,794	524	18.8%

Gross revenue for Australia increased primarily due to an increase in flight hours from new contracts in the Current Quarter, a favorable impact of changes in exchange rates and an increase in reimbursable revenue for fixed wing aircraft charges to customers.  These increases were partially offset by decreased revenue from contracts ending since the Comparable Quarter.

Operating expense increased primarily due to the impact of exchange rates and an increase in salaries and benefits due to the increase in activity, annual salary increases and an increase in the annual leave and long service leave provisions.  Also, fuel and training costs have increased due to the increased activity in this market, and depreciation expense has increased as a result of new aircraft added to this market since the Comparable Quarter.  Excluding the impact of exchange rate changes, operating margin would have been 15.2% for the Current Quarter.  The decrease in operating margin from the Comparable Quarter is primarily due to increased compensation costs and depreciation expense.

Other International

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$36,295	$37,007	$(712)	(1.9)%
Operating expense	$27,120	$26,921	$(199)	(0.7)%
Earnings from unconsolidated affiliates, net of losses	$1,927	$2,892	$(965)	(33.4)%
Operating margin	30.6%	35.1%	(4.5)%	(12.8)%
Flight hours	12,577	11,810	767	6.5%

Gross revenue for Other International decreased slightly due to a decrease in revenue in Kazakhstan and Bolivia (due to our exit from these markets), Malaysia (decreased activity) and Ghana (due to the ending of a short-term contract) partially offset by an increase in revenue in Brazil (new aircraft on contract), the Baltic Sea (new contract) and Trinidad (increased activity).

Operating expense increased primarily due to an increase in costs in Russia (increased maintenance costs) and the Baltic Sea (new contract).  These increases were partially offset by a decrease in costs in Bolivia (due to our exit from this market) and Ghana (due to the ending of a short-term contract).  Additionally, operating expense decreased as we no longer operate in Kazakhstan, which was partially offset by the reversal of a $2.5 million bad debt provision in this market in the Comparable Quarter.

Earnings from unconsolidated affiliates, net of losses decreased primarily due to losses from our investment in Heliservicio Campeche S.A. de C.V. ("Heliservico") of $0.3 million during the Current Quarter versus $1.4 million of earnings in the Comparable Quarter.

The decrease in earnings from unconsolidated affiliates, net of losses along with the effect of no longer operating in Kazakhstan resulted in a decrease in operating margin from the Comparable Quarter.  Excluding the reversal of the bad debt in Kazakhstan, operating margin for the Comparable Quarter would have been 25.8%.

Corporate and other

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$8,421	$11,362	$(2,941)	(25.9)%
Operating expense	21,629	21,507	(122)	(0.6)%
Operating loss	$(13,208)	$(10,145)	$(3,063)	(30.2)%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Gross revenue decreased due to a decrease in revenue at Bristow Academy as a result of a delay in military training contracts and a decrease in technical services revenue as a result of timing of part sales.

Operating expense increased slightly due to increases in corporate and Bristow Academy operating expenses offset by decrease in cost of part sales for technical services.  Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Both corporate and Bristow Academy operating expense increased due to an increase in salaries and benefits.

Interest Expense, Net

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$168	$210	$(42)	(20.0)%
Interest expense	(11,820)	(11,325)	(495)	(4.4)%
Amortization of debt discount	(790)	(737)	(53)	(7.2)%
Amortization of debt fees	(496)	(497)	1	0.2%
Capitalized interest	1,654	1,919	(265)	(13.8)%
Interest expense, net	$(11,284)	$(10,430)	$(854)	(8.2)%

Interest expense, net increased primarily due to new short-term borrowings and a decrease in capitalized interest during the Current Quarter as a result of a decrease in the average amount of construction in progress during the Current Quarter versus the Comparable Quarter.

Other Income (Expense), Net

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$(121)	$677	$(798)	(117.9)%
Other	10	1,132	(1,122)	(99.1)%
Total	$(111)	$1,809	$(1,920)	(106.1)%

The decrease in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Quarter.  Additionally, other income, net in the Comparable Quarter included $1.1 million of hedging gains realized as a result of the termination of a forward contract on a euro-denominated aircraft purchase commitment.

Taxes

	Three Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective income tax rate	7.9%	25.0%	17.1%	68.4%
Net foreign tax on non-U.S.Earnings	$2,661	$3,697	$1,036	28.0%
Foreign earnings indefinitely reinvested abroad	(15,087)	(10,697)	4,390	41.0%
Change in valuation allowance for foreign tax credit utilization	—	93	93	100%
Expense from change in tax contingency	1,273	1,982	709	35.8%
Foreign statutory rate reduction	(2,039)	—	2,039	*
_________
* not meaningful

Our effective income tax rate was primarily reduced as a result of corporate restructuring effective November 1, 2010 which increased the earnings reported as permanently reinvested outside the U.S.  The effective income tax rate for the three months ended September 30, 2010 reflects the impact of the restructuring for the six month period ended September 30, 2010.  During the three months ended September 30, 2010 we also recorded reductions in tax expense as a result of changes in activity levels between jurisdictions with different tax rates and the revaluation of foreign net deferred tax liability balances as a result of the enactment of a statutory income tax rate reduction.

We expect that further adjustments to our deferred tax expense will be recorded during three months ending December 31, 2010 as a result of the recently implemented corporate restructuring.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

Europe

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$219,286	$228,978	$(9,692)	(4.2)%
Operating expense	$184,115	$193,987	$9,872	5.1%
Earnings from unconsolidated affiliates, net of losses	$4,740	$3,850	$890	23.1%
Operating margin	18.2%	17.0%	1.2%	7.1%
Flight hours	27,399	29,097	(1,698)	(5.8)%

Gross revenue for Europe decreased primarily due to an unfavorable change in exchange rates and short-term work provided in the Comparable Period to a customer in the North Sea that resulted in increased flight hours in that period.  Additionally, a decrease in reimbursable revenue also contributed to the decrease in revenue from the Comparable Period.  These decreases were partially offset by revenue from two new contracts in the Current Period.

Operating expense for Europe decreased primarily due to the impact of changes in exchange rates, decreased salaries, maintenance and fuel costs as a result of decreased activity, decreased reimbursable expense and decreased depreciation expense on certain aircraft operating in Norway.  Additionally, lease costs decreased primarily due to a new administration facility and aircraft hanger in Norway (as we now have a capital lease for these facilities).

Earnings from unconsolidated affiliates, net of losses increased as a result of lower depreciation on certain aircraft for our equity method investments.  Operating margin improved primarily due to increased equity earnings and the decrease in depreciation for the aircraft in Norway.

North America

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$108,092	$98,593	$9,499	9.6%
Operating expense	$93,880	$89,451	$(4,429)	(5.0)%
Operating margin	13.1%	9.3%	3.8%	40.9%
Flight hours	44,683	43,332	1,351	3.1%

Gross revenue for North America increased primarily due to additional work from BP in support of the spill control and monitoring effort and rate increases on certain existing contracts partially offset by reduced activity from the impact of the ongoing deepwater oil spill and the Drilling Moratorium in the U.S. Gulf of Mexico.  The change in contracts in the Current Period resulted in a change in aircraft type and rates allowing for increased revenue as a higher rate than the increase in flight hours.

The increase in operating expense was primarily the result of an increase in salaries and benefits, fuel and maintenance costs due to the change in aircraft type utilized.  The increase in operating margin from the Comparable Period is primarily due to an increase in rates driven by the change in the mix of aircraft type flying in this market.

For discussion of additional matters related to operations in North America, see “— Current Quarter Compared to Comparable Quarter – North America” included elsewhere in this Quarterly Report.

West Africa

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$117,206	$106,269	$10,937	10.3%
Operating expense	$84,412	$77,542	$(6,870)	(8.9)%
Operating margin	28.0%	27.0%	1.0%	3.7%
Flight hours	19,332	17,420	1,912	11.0%

Gross revenue for West Africa increased primarily due to new contracts, rate escalations under existing contracts and a reduction in aircraft maintenance delays offset slightly by reduced activity on some contracts.  Additionally, reimbursable revenue decreased due to a decrease in training and duty recharges that were rebilled to a customer during the Comparable Period.

The increase in operating expense was primarily a result of increases in salaries, maintenance and fuel charges due to new contracts and an increase freight charges due to the mobilization of two aircraft to this market.  Additionally, we incurred $1.0 million more in employee severance costs in the Current Period versus the Comparable Period as a result of a result of the loss of a major contract that finished during the Current Period.  Operating margin remained mostly flat despite rate escalations due to the increase in freight charges and compensation costs.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.

Australia

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$72,655	$58,496	$14,159	24.2%
Operating expense	$58,609	$45,829	$(12,780)	(27.9)%
Operating margin	19.3%	21.7%	(2.4)%	(11.1)%
Flight hours	6,558	5,674	884	15.6%

Gross revenue for Australia increased primarily due to a favorable impact of changes in exchange rates and an increase in flight hours as a result of changes in aircraft on contract from the Comparable Period.  We have introduced new aircraft since the Comparable Period resulting in a change of revenue mix.

Operating expense increased primarily due to the impact of exchange rates and an increase in salaries and benefits due to the increase in activity, annual salary increases and an increase in the annual leave and long service leave provisions.  During the Comparable Period, we reversed costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities in these matters during the Comparable Period.  Excluding the reversal of these tax items, operating margin would have been 17.9% in the Comparable Period.  Operating margin declined due to the increase in salaries and benefits in the Current Period and reversal of tax items in the Comparable Period.  Excluding the impact of exchange rate changes, operating margin would have been 17.8% in the Current Quarter.

Other International

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$69,114	$70,001	$(887)	(1.3)%
Operating expense	$55,077	$53,510	$(1,567)	(2.9)%
Earnings from unconsolidated affiliates, net of losses	$(670)	$3,699	$(4,369)	(118.1)%
Operating margin	19.3%	28.8%	(9.5)%	(33.0)%
Flight hours	24,055	22,935	1,120	4.9%

Gross revenue for Other International decreased slightly due to a decrease in revenue in Kazakhstan, Bolivia and Colombia (due to our exit from these markets) and Ghana (due to the ending of a short-term contract) partially offset by an increase in revenue in Brazil (new aircraft on contract), the Baltic Sea (new contract) and Trinidad (increased activity).

Operating expense increased primarily due to an increase in costs in Russia, Brazil and Mexico (increased maintenance costs) and the Baltic Sea (new contract).  These increases were partially offset by a decrease in costs in Bolivia and Colombia (due to our exit from these markets) and Ghana (due to the ending of a short-term contract).  Additionally, operating expense decreased as we no longer operate in Kazakhstan, which was partially offset by the reversal of a $2.5 million bad debt provision in this market in the Comparable Period.

Earnings from unconsolidated affiliates, net of losses decreased due to a decrease in earnings from our investment in Líder of $2.8 million from the Comparable Period to the Current Period as a result of foreign currency transaction losses.  Additionally, earnings from unconsolidated affiliates, net of losses decreased as a result of our investment in Heliservicio generating $0.7 million in losses during the Current Period versus $0.7 million of earnings in the Comparable Period.

The decrease in earnings from unconsolidated affiliates, net of losses along with the effect of no longer operating in Kazakhstan resulted in a decrease in operating margin from the Comparable Period.  Excluding the reversal of the bad debt in Kazakhstan, operating margin for the Comparable Period would have been 20.0%

Corporate and other

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$19,263	$23,178	$(3,915)	(16.9)%
Operating expense	43,914	45,303	1,389	3.1%
Earnings from unconsolidated affiliates, net of losses	(56)	8	(64)	*
Operating loss	$(24,707)	$(22,117)	$(2,590)	(11.7)%
_________
* not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Gross revenue decreased due to a decrease in revenue at Bristow Academy as a result of a delay in military training contracts and a decrease in technical services revenue as a result of timing of modification work performed and part sales.

Operating expense decreased due to a decrease in corporate operating expenses and decrease in technical services expense partially offset by an increase in expense at Bristow Academy due to increases in salaries, contract labor and lease costs in anticipation of military training contracts that were delayed.  Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense decreased primarily due to the inclusion of costs related to the separation between the Company and an Executive Officer during the Comparable Period.

Interest Expense, Net

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$460	$432	$28	6.5%
Interest expense	(23,327)	(22,724)	(603)	(2.7)%
Amortization of debt discount	(1,566)	(1,462)	(104)	(7.1)%
Amortization of debt fees	(992)	(993)	1	0.1%
Capitalized interest	3,395	4,527	(1,132)	(25.0)%
Interest expense, net	$(22,030)	$(20,220)	$(1,810)	(9.0)%

Interest expense, net increased primarily due to a decrease in capitalized interest during the Current Period as a result of a decrease in the average amount of construction in progress during the Current Period versus the Comparable Period and new short-term borrowings.

Other Income (Expense), Net

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(184)	$(804)	$620	77.1%
Other	588	1,132	(544)	(48.1)%
Total	$404	$328	$76	23.2%

The decrease in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Period.  Other income (expense), net also includes gains on sales of two joint ventures during the Current Period.  Additionally, other income, net in the Comparable Period included $1.1 million of hedging gains realized as a result of the termination of a forward contract on a euro-denominated aircraft purchase commitment.

Taxes

	Six Months Ended September 30,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective income tax rate	16.6%	26.4%	9.8%	37.1%
Net foreign tax on non-U.S. earnings	$5,397	$9,630	$4,233	44%
Foreign earnings indefinitely reinvested abroad	(19,894)	(21,591)	(1,697)	(7.9)%
Change in valuation allowance for foreign tax credit utilization	—	1,047	1,047	100%
Expense from change in tax contingency	1,617	3,259	1,642	50.4%
Foreign statutory rate reduction	(2,039)	—	(2,039)	*
_________
* not meaningful

Our effective income tax rate was primarily reduced as a result of corporate restructuring effective November 1, 2010 which increased the earnings reported as permanently reinvested outside the U.S.  During the six months ended September 30, 2010 we also recorded reductions in tax expense related to changes in activity levels between jurisdictions with different tax rates and the revaluation of foreign net deferred tax liability balances as a result of the enactment of a statutory income tax rate reduction.

For discussion of additional matters related to taxes, see “— Current Quarter Compared to Comparable Quarter – Taxes” included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

We actively manage our liquidity through generation of cash from operations while assessing our appropriate investment funding needs.  While our principal source of liquidity for the past three years has been financing cash flows, which we have used to fund our fleet investment program and other investments, we have also generated significant cash from operations.  We maintain a conservative capital structure to provide financial flexibility.  Accordingly, since the beginning of fiscal year 2007 we have raised $1.0 billion of capital in a mix of debt and equity with both public and private financings.  During this same period we have spent $1.4 billion on capital expenditures to grow our business.  In addition, other significant factors that affect our overall management of liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of available bank lines of credit and ability to attract long-term capital at satisfactory terms.

We expect that our cash on deposit as of September 30, 2010 of $108.5 million, cash flow from operations and proceeds from aircraft sales, as well as the $100 million borrowing capacity under our revolving credit facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $154.2 million as of September 30, 2010.  We plan to continue to be disciplined in our capital commitment program.  Therefore, we do not foresee an immediate need to raise capital through new financings to fund our capital commitments, although we may raise capital to refinance existing debt.

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $69.2 million during the Current Period compared to $93.6 million during the Comparable Period.  Changes in non-cash working capital used $35.4 million in cash flows from operating activities for the Current Period compared to $17.7 million in the Comparable Period.

Investing Activities

Cash flows used in investing activities were $44.5 million and $243.9 million for the Current Period and Comparable Period, respectively.  Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2010	2009
Number of aircraft delivered:
Small	—	3
Medium	2	4
Large	—	6
Fixed wing	—	1
Total aircraft	2	14

Capital expenditures (in thousands):
Aircraft and related equipment	$52,038	$123,656
Other	11,905	12,489
Total capital expenditures	$63,943	$136,145

In addition to these capital expenditures, investing cash flows were impacted by aircraft sales and acquisitions.  During the Current Period, we received proceeds of $9.9 million primarily from the disposal of nine aircraft and certain other equipment, which together resulted in a net gain of $3.6 million, we received a $1.0 million deposit for an aircraft that was held for sale and we received insurance recoveries of $7.3 million.  Also, during the Current Period we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.  During the Comparable Period, we received proceeds from the disposal of 17 aircraft and certain other equipment, which together resulted in a net gain of $10.9 million.  Additionally, during the Comparable Period, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil for $179.0 million, including transaction costs.

Financing Activities

Cash flows generated from financing activities were $1.2 million during the Current Period compared to $13.7 million cash flows used during the Comparable Period.  During the Current Period, cash was used for the repayment of debt totaling $7.6 million, acquisition of 60% ownership in Bristow Caribbean Limited for $0.8 million and distribution to noncontrolling interest owners of $0.6 million.  Additionally, during the Current Period we borrowed $8.1 million and our fully consolidated subsidiary, Aviashelf Aviation Co., received $1.9 million in borrowings.  During the Comparable Period, cash was used for the payment of preferred stock dividends of $6.3 million and repayment of debt totaling $8.9 million and cash was provided by the issuance of common stock upon exercise of stock options of $1.1 million.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2010 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report and in Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Six Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2011	2012 – 2013	2014 – 2015	2016 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$737,526	$22,608	$4,946	$235,245	$474,727	$—
Interest	328,014	22,740	89,341	67,756	148,177	—
Aircraft operating leases (2)	109,839	7,422	26,561	25,418	50,438	—
Other operating leases (3)	54,842	8,455	12,939	8,918	24,530	—
Capital lease obligation	11,329	581	2,324	2,324	6,100	—
Pension obligations (4)	160,553	10,273	42,212	43,364	64,704	—
Aircraft purchase obligations (5)	154,219	62,288	91,931	—	—	—
Other purchase obligations (6)	19,007	18,803	204	—	—	—
Tax reserves (7)	10,444	—	—	—	—	10,444
Total contractual cash obligations	$1,585,773	$153,170	$270,458	$383,025	$768,676	$10,444
Other commercial commitments:
Debt guarantees (8)	$15,755	$—	$15,755	$—	$—	$—
Other guarantees (9)	24,766	1,696	4,507	18,563	—	—
Letters of credit	1,693	1,693	—	—	—	—
Contingent consideration (10)	44,625	8,500	36,125	—	—	—
Other commitments (11)	72,124	6,900	19,224	46,000	—	—
Total commercial commitments	$158,963	$18,789	$75,611	$64,563	$—	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes due 2017 of $0.4 million and unamortized discount on the 3% Convertible Senior Notes due 2038 of $17.4 million.

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

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pension plans will be fully funded in approximately seven and ten years, respectively.  As of September 30, 2010, we had recorded on our condensed consolidated balance sheet a $112.6 million pension liability associated with these obligations.  The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)	We have guaranteed the repayment of up to £10 million ($16 million) of the debt of FBS, an unconsolidated affiliate.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio from time to time.  As of September 30, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 309 million Mexican pesos ($24.8 million) were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($18.8 million) of the surety bonds outstanding.

(10)
The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year period ending December 31, 2011.  Based on Líder’s audited results for the period ended December 31, 2009, the initial $8.5 million earn-out payment was not earned, leaving maximum total earn-out payments of $44.6 million.  See Note 2 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report for discussion of the Líder acquisition.

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

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin.  See Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and the number of aircraft under options expected to be delivered in the current and subsequent four fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Period.  Also in fiscal year 2011, we expect to invest approximately $40 million in various infrastructure enhancements, including aircraft facilities, training centers and technology.  Through September 30, 2010, we had incurred $11.9 million towards these projects.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”), and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010.  Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes during the three and six months ended September 30, 2010 in our “Risk Factors” as discussed in our fiscal year 2010 Annual Report on Form 10-K, except as follows:

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

On July 12, 2010, the BOEM issued another notice to lessees and operators imposing a new moratorium on drilling activities in the U.S. Gulf of Mexico. The notice directed the suspension of drilling operations that use subsea blowout preventers (“BOPs”) or surface BOPs on floating facilities through November 30, 2010.  The BOEM lifted the moratorium on drilling activities in the U.S. Gulf of Mexico on October 12, 2010, subject to certain specified conditions.

At this time, we cannot currently predict the full impact of the incident, resulting spill or Drilling Moratorium on drilling in the U.S. Gulf of Mexico or what, if any, further actions may be taken by the federal government with respect to any moratorium on drilling.  In addition, we cannot predict whether government agencies will take further actions in response to the accident and resulting oil spill or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico will result in reduced activity in this market.  A significant reduction in oil and gas exploration and production activity in the U.S. Gulf of Mexico could result in reduced demand for our services in this market, resulting in reduced cash flows and profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2010 – July 31, 2010	180	$33.43	—	—
September 1, 2010 – September 30, 2010	49	$35.55	—	$—
________

(1)	No shares were purchased during the period of August 1, 2010 – August 31, 2010.

(2)
The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units and awards granted to employees under our 2007 Stock Incentive Plan.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Employment Agreement with Jonathan E. Baliff dated September 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2010).
15.1*	Letter from KPMG LLP dated November 4, 2010, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document.
101.SCH±	XBRL Taxonomy Extension Schema Document.
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
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

BRISTOW GROUP INC.

By: /s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By: /s/ Brian J. Allman
Brian J. Allman
Vice President and Chief Accounting Officer

November 4, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1†	Employment Agreement with Jonathan E. Baliff dated September 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2010).
15.1*	Letter from KPMG LLP dated November 4, 2010, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document.
101.SCH±	XBRL Taxonomy Extension Schema Document.
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
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