Form 10-Q
period 2010-12-31
Bristow Group Inc
filed 2011-02-02
CIK 73887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
☐  Yes      ☑  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 31, 2011.
36,288,362 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.
INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$264,064	$260,907	$788,711	$757,440
Operating revenue from affiliates	18,543	14,581	52,442	46,643
Reimbursable revenue from non-affiliates	34,918	27,615	80,914	78,214
Reimbursable revenue from affiliates	344	203	599	3,076
	317,869	303,306	922,666	885,373
Operating expense:
Direct cost	186,937	189,456	559,211	543,525
Reimbursable expense	34,548	28,219	79,746	81,180
Depreciation and amortization	21,338	20,663	61,637	57,319
General and administrative	33,715	30,758	95,132	89,246
	276,538	269,096	795,726	771,270

Gain (loss) on disposal of assets	(33)	2,448	3,582	13,337
Earnings from unconsolidated affiliates, net of losses	5,341	3,068	9,355	10,625
Operating income	46,639	39,726	139,877	138,065

Interest income	417	365	877	797
Interest expense	(13,773)	(10,979)	(36,263)	(31,631)
Other income (expense), net	(2,792)	3,695	(2,388)	4,023
Income before provision for income taxes	30,491	32,807	102,103	111,254
(Provision for) benefit from income taxes	11,823	(5,681)	(33)	(26,427)
Net income	42,314	27,126	102,070	84,827
Net income attributable to noncontrolling interests	(555)	(448)	(623)	(1,256)
Net income attributable to Bristow Group	41,759	26,678	101,447	83,571
Preferred stock dividends	—	—	—	(6,325)
Net income available to common stockholders	$41,759	$26,678	$101,447	$77,246

Earnings per common share:
Basic	$1.15	$0.74	$2.82	$2.43
Diluted	$1.13	$0.74	$2.77	$2.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$100,863	$77,793
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $0.7 million and $0.2 million, respectively	233,730	203,312
Accounts receivable from affiliates, net of allowance for doubtful accounts of $5.6 million and $4.7 million, respectively	20,915	16,955
Inventories	195,537	186,863
Prepaid expenses and other current assets	38,292	31,448
Total current assets	589,337	516,371
Investment in unconsolidated affiliates	206,139	204,863
Property and equipment – at cost:
Land and buildings	96,593	86,826
Aircraft and equipment	2,141,804	2,036,962
	2,238,397	2,123,788
Less – Accumulated depreciation and amortization	(450,897)	(404,443)
	1,787,500	1,719,345
Goodwill	31,636	31,755
Other assets	24,124	22,286
	$2,638,736	$2,494,620

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$47,068	$48,545
Accrued wages, benefits and related taxes	41,877	35,835
Income taxes payable	—	2,009
Other accrued taxes	2,851	3,056
Deferred revenue	8,009	19,321
Accrued maintenance and repairs	15,035	10,828
Accrued interest	8,143	6,430
Other accrued liabilities	19,304	14,508
Deferred taxes	13,268	10,217
Short-term borrowings and current maturities of long-term debt	8,039	15,366
Total current liabilities	163,594	166,115
Long-term debt, less current maturities	717,469	701,195
Accrued pension liabilities	112,248	106,573
Other liabilities and deferred credits	32,107	20,842
Deferred taxes	137,189	143,324
Commitments and contingencies (Note 5)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,289,089 as of December 31 and 35,954,040 as of March 31 (exclusive of 1,291,325 treasury shares)	363	359
Additional paid-in capital	686,952	677,397
Retained earnings	920,792	820,145
Accumulated other comprehensive loss	(138,687)	(148,102)
	1,469,420	1,349,799
Noncontrolling interests	6,709	6,772
	1,476,129	1,356,571
	$2,638,736	$2,494,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$102,070	$84,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,637	57,319
Deferred income taxes	(3,648)	18,892
Discount amortization on long-term debt	2,360	2,213
Gain on disposal of assets	(3,582)	(13,337)
Gain on sales of joint ventures	(572)	—
Stock-based compensation	10,763	9,914
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(1,447)	(6,853)
Tax benefit related to stock-based compensation	(230)	(409)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(26,514)	794
Inventories	(6,414)	(11,382)
Prepaid expenses and other assets	(8,365)	14,555
Accounts payable	(3,546)	4,638
Accrued liabilities	(5,340)	3,216
Other liabilities and deferred credits	(1,773)	(1,370)
Net cash provided by operating activities	115,399	163,017
Cash flows from investing activities:
Capital expenditures	(122,748)	(250,272)
Deposits on assets held for sale	1,000	—
Proceeds from sales of joint ventures	1,291	—
Proceeds from asset dispositions	17,175	74,973
Acquisition, net of cash received	—	(178,961)
Net cash used in investing activities	(103,282)	(354,260)
Cash flows from financing activities:
Proceeds from borrowings	253,013	—
Debt issuance costs	(3,339)	—
Repayment of debt	(246,553)	(10,068)
Distribution to noncontrolling interest owners	(637)	—
Partial prepayment of put/call obligation	(44)	(52)
Acquisition of noncontrolling interest	(800)	—
Preferred stock dividends paid	—	(6,325)
Issuance of common stock	754	1,336
Tax benefit related to stock-based compensation	230	409
Net cash provided by (used in) financing activities	2,624	(14,700)
Effect of exchange rate changes on cash and cash equivalents	8,329	12,033
Net increase (decrease) in cash and cash equivalents	23,070	(193,910)
Cash and cash equivalents at beginning of period	77,793	300,969
Cash and cash equivalents at end of period	$100,863	$107,059
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,350	$31,830
Income taxes	$9,072	$9,904

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2010, the consolidated results of operations for the three and nine months ended December 31, 2010 and 2009, and the consolidated cash flows for the nine months ended December 31, 2010 and 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2010 Financial Statements for a discussion of the related accounting policies.  Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $(0.5) million and $(0.7) million for the three and nine months ended December 31, 2010, respectively, and $0.7 million and $(0.1) million, for the three and nine months ended December 31, 2009, respectively.  Additionally, other income (expense), net includes $2.8 million and $3.9 million of hedging gains realized during the three and nine months ended December 31, 2009, respectively, resulting from termination of forward contracts on euro-denominated aircraft purchase commitments.

During the three and nine months ended December 31, 2010 and 2009, our primary foreign currency exposures were to the British pound sterling, the euro, the Australian dollar and the Nigerian naira.  The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

One British pound sterling into U.S. dollars
High	1.63	1.68	1.63	1.70
Average	1.58	1.63	1.54	1.61
Low	1.54	1.58	1.43	1.44
At period-end	1.57	1.61	1.57	1.61
One euro into U.S. dollars
High	1.42	1.51	1.42	1.51
Average	1.36	1.48	1.31	1.42
Low	1.30	1.42	1.19	1.29
At period-end	1.34	1.43	1.34	1.43
One Australian dollar into U.S. dollars
High	1.03	0.94	1.03	0.94
Average	0.99	0.91	0.93	0.84
Low	0.96	0.87	0.81	0.69
At period-end	1.03	0.90	1.03	0.90
One Nigerian naira into U.S. dollars
High	0.0068	0.0069	0.0070	0.0069
Average	0.0067	0.0067	0.0067	0.0067
Low	0.0065	0.0066	0.0065	0.0063
At period-end	0.0066	0.0067	0.0066	0.0067
________
Source:  Bank of England and Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We estimate that the fluctuation of exchange rates related to these currencies versus exchange rates during the three and nine months ended December 31, 2009 had the following effect on our financial condition and results of operations, net of the effect of derivative contracts discussed in Note 7 (in thousands):

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010

Revenue	$(2,278)	$(3,393)
Operating expense	3,022	6,812
Earnings from unconsolidated affiliates, net of losses	(119)	(350)
Operating income	625	3,069
Non-operating expense	(4,022)	(4,533)
Income before provision for income taxes	(3,397)	(1,464)
(Provision for) benefit from income taxes	531	(394)
Net income	(2,866)	(1,858)
Cumulative translation adjustment	(818)	9,010
Total stockholders’ investment	$(3,684)	$7,152

Our earnings from unconsolidated affiliates are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates.  During the three months ended December 31, 2010 and 2009, earnings from unconsolidated affiliates were increased by $0.3 million and $1.0 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily in Brazil.  During the nine months ended December 31, 2010 and 2009, earnings from unconsolidated affiliates were increased by $0.9 million and $5.4 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily in Brazil.

Other Matters

In addition to the foreign currency items discussed above, other income (expense), net also includes gains on sales of two joint ventures of $0.6 million during the nine months ended December 31, 2010 and a $2.3 million redemption premium as a result of the early redemption of the 6⅛% Senior Notes due 2013 (“6⅛% Senior Notes”) during the three and nine months ended December 31, 2010 as discussed in Note 3.

As of December 31 and March 31, 2010, other accrued liabilities on the condensed consolidated balance sheets primarily includes accruals for insurance, travel, training, accommodations, fuel and freight as well as deposits for aircraft held for sale.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

On April 1, 2010, we adopted an amendment to the accounting and disclosure requirements for the consolidation of Variable Interest Entities (“VIEs”).  This amendment changes how a reporting entity identifies a controlling financial interest in a VIE from the quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE.  Our adoption of this amendment did not change our conclusions with regard to VIEs and did not have an impact on our financial position, cash flows and results of operations.  The additional disclosure requirements included in this amendment are provided in Note 2.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standard to amend disclosure requirements related to fair value measurements by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities.  This standard also requires separate line item disclosure of all purchases, sales, issuances and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, in contrast to the current aggregate presentation as a single line item.  Certain disclosure requirements of this standard were effective April 1, 2010, while other disclosure requirements of the standard are effective for financial statements issued for fiscal years beginning after December 15, 2010 and interim periods within those years.  Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not impact our financial position, cash flows or results of operations.

In October 2009, the FASB issued application guidance on multiple deliverables in revenue arrangements which is effective for us on April 1, 2011.  This update provides further guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting and establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  We have not yet determined the impact that the adoption of this guidance would have on our financial position, cash flows or results of operations, if any.

NOTE 2 — VARIABLE INTEREST ENTITIES

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

As of December 31, 2010, we have three VIEs of which we are the primary beneficiary and were involved in one VIE of which we are not the primary beneficiary.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total).  We also have £91.0 million ($142.5 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually.  Payment of interest on such debt has been deferred since its incurrence in 1996.  Deferred interest accrues at an annual rate of 13.5% and aggregated $813.6 million as of December 31, 2010.

The Company, Caledonia, the E.U. Investor and Bristow Aviation have entered into a shareholder agreement respecting, among other things, the composition of the board of directors of Bristow Aviation.  On matters coming before Bristow Aviation’s board, Caledonia’s representatives have a total of three votes and the two other directors have one vote each.  In addition, Caledonia has the right to nominate two persons to our board of directors and to replace any such directors so nominated.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate.  The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2010) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned.  We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option.  No dividends have been paid.  We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets.  Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets.  The other investors have an option to put their shares in Bristow Aviation to us.  The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum.  If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31, 2010	March 31, 2010
Assets
Cash and cash equivalents	$48,964	$54,292
Accounts receivable	170,111	149,848
Inventories	104,632	98,993
Prepaid expenses and other current assets	47,319	35,093
Total current assets	371,026	338,226
Investment in unconsolidated affiliates	12,818	12,938
Property and equipment, net	235,744	204,521
Goodwill	15,456	15,569
Other assets	8,735	15,020
Total assets	$643,779	$586,274
Liabilities
Accounts payable	71,194	54,592
Accrued liabilities	879,302	793,754
Deferred taxes	12,219	11,633
Short-term borrowings and current maturities of long-term debt	3,152	16,497
Total current liabilities	965,867	876,476
Long-term debt, less current maturities	152,469	138,020
Accrued pension liabilities	112,248	106,573
Other liabilities and deferred credits	12,865	6,211
Deferred taxes	11,137	14,989
Total liabilities	$1,254,586	$1,142,269

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue	$227,599	$226,475	$655,426	$642,495
Operating income	$11,716	$7,832	$29,849	$37,846
Net loss	$18,160	$20,776	$59,628	$49,408

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

BCL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented above for the period prior to September 30, 2010.

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

VIEs of which we are not the primary beneficiary

Heliservicio — We own a 24% interest in Heliservicio (“Heliservicio”), a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation services to Petróleos Mexicanos and other companies on a contract and ad hoc basis.  Heliservicio leases 21 aircraft from us and leases 13 aircraft from third parties to provide helicopter services to its customers.  See Note 2 for discussion of the pending sale of our interest in Heliservicio.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes the amounts recorded for this nonconsolidated VIE and the related off-balance sheet guarantees (in thousands):

	December 31, 2010		March 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets:
Accounts receivable (1)	$14,283	$19,868	$11,986	$16,571
Investment in unconsolidated affiliate	2,459	2,459	3,329	3,329
Total assets	$16,742	$22,327	$15,315	$19,900
Off-Balance Sheet:
Guarantees (2)	$—	$23,817	$—	$26,352
__________

(1)
Amounts presented herein include unbilled accounts receivable of $3.5 million and $3.8 million as of December 31 and March 31, 2010, respectively.  The carrying amounts presented are net of allowances for doubtful accounts of $5.6 million and $4.6 million as of December 31 and March 31, 2010, respectively.

(2)
We have received a counter-guarantee from our partner in Heliservicio for 76% ($18.1 million and $20.0 million as of December 31 and March 31, 2010, respectively) of these amounts, which is not reflected in the table above.

In addition to our 24% interest in Heliservicio, we own a 99% interest in Rotorwing Leasing Resources, L.L.C. (“RLR”), a consolidated subsidiary that leases helicopters to Heliservicio.  On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively.  Through this agreement, we and our partners have agreed that CICSA will purchase the remaining 24% interest in Heliservicio.  Additionally, concurrent with the sale of our interest in Heliservicio, we will execute our option under a prior agreement to purchase the 1% interest in RLR owned by RFS.  We expect this transaction to be substantially complete by March 31, 2011. Once complete, we will have no ownership interest in Heliservicio and full ownership of RLR.

The Equity Agreement also includes provisions for the settlement of past due amounts (including past due accounts receivable) due from Heliservicio to us and settlement of other matters.  As part of this agreement, on January 31, 2011, we received a net payment from Heliservicio of $2.7 million that was applied to outstanding accounts receivable and wrote-off $5.6 million of previously reserved accounts receivable due from Heliservicio.

The Equity Agreement also provides for our release from the $23.8 million in guarantees included in the table above and discussed in Note 5.  While we will no longer have an equity interest in an operating entity in Mexico, we will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements.

We currently have approximately $24 million of inventory supporting the fleet of aircraft operated by Heliservicio in Mexico, of which approximately $12 million is in Mexico with the remainder in transit to Mexico or at our maintenance facilities in the U.S.  We expect to recover the value of this inventory either through use in Heliservicio’s operations, consumption elsewhere in the Bristow Group fleet, in support of other operator's fleets or through sale of the inventory to third parties.  However, if certain events do not occur as expected, it is possible that a partial impairment of the inventory may be necessary.  We estimate the range of potential loss to be $5 million to $10 million.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 3 — DEBT

Debt as of December 31 and March 31, 2010 consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
7 ½% Senior Notes due 2017, including $0.4 million and $0.5 million of unamortized premium, respectively	$350,426	$350,473
$200 Million Term Loan	200,000	—
Revolving Credit Facility	43,000	—
6 ⅛% Senior Notes due 2013	—	230,000
3% Convertible Senior Notes due 2038, including $16.6 million and $19.0 million of unamortized discount, respectively	98,403	96,043
Bristow Norway Debt	11,194	11,841
RLR Note	15,206	16,089
Term loans	5,314	12,081
Other debt	1,965	34
Total debt	725,508	716,561
Less short-term borrowings and current maturities of long-term debt	(8,039)	(15,366)
Total long-term debt	$717,469	$701,195

Revolving Credit Facility and Term Loan

In November 2010, we entered into a $375 million amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which includes a five-year, $175 million revolving credit facility (“Revolving Credit Facility”) and a five-year, $200 million term loan (“$200 Million Term Loan”) and a subfacility of $30 million for letters of credit.  The Amended and Restated Credit Agreement replaces our syndicated senior secured credit facilities which consisted of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility.  Borrowings outstanding as of December 31, 2010 under the Revolving Credit Facility totaled $43.0 million.  Proceeds from the $200 Million Term Loan and the borrowings under the Revolving Credit Facility were used primarily to redeem the 6⅛% Senior Notes as described below.  Borrowings under the Revolving Credit Facility are due on November 22, 2015.  Borrowings under the $200 Million Term Loan are payable in quarterly installments commencing on December 31, 2011, with the aggregate unpaid principal balance of $130 million due on November 22, 2015.  We incurred $3.3 million of deferred financing costs which are included in other assets as of December 31, 2010 and will be amortized to interest expense over five years.

Borrowings under the Revolving Credit Facility and $200 Million Term Loan bear interest at a rate equal to, at our option, Base Rate or LIBOR plus a borrowing margin ranging from 0.625% to 2.875% based on our leverage ratio.  “Base Rate” means the higher of the per annum rate the administrative agent publicly announces as its prime lending rate in effect from time to time or the Federal Funds rate plus 0.50% per annum.   The borrowing margin is the greater of 2.50% per annum or the appropriate percentage based on the leverage ratio until delivery of the financial statements for the three months ended June 30, 2011 and the borrowing rate was 2.79% as of December 31, 2010.

Obligations under the Amended and Restated Credit Agreement are guaranteed by certain of the our principal domestic subsidiaries (the “Guarantor Subsidiaries”) and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by Bristow Group Inc. and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively.  In addition, the Amended and Restated Credit Agreement includes customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

6⅛% Senior Notes due 2013

On December 23, 2010, we redeemed the 6⅛% Senior Notes and incurred a $2.3 million redemption premium, which is included in other income (expense), net for the three and nine months ended December 31, 2010.  Additionally, we recorded non-cash expense of $2.4 million for unamortized debt issuance cost, which is included in interest expense for the three and nine months ended December 31, 2010.

3% Convertible Senior Notes due 2038

In June 2008, we completed the sale of $115.0 million of 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”).  The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock, par value $.01 per share (“Common Stock”).  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount.  For further details on the 3% Convertible Senior Notes, see Note 6 to the fiscal year 2010 Financial Statements.

The balances of the liability and equity components of the 3% Convertible Senior Notes as of each period presented are as follows (in thousands):

	December 31, 2010	March 31, 2010
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(16,597)	(18,957)
Debt component – net carrying value	$98,403	$96,043

The remaining debt discount is being amortized into interest expense over the expected five year remaining life of the 3% Convertible Senior Notes using the effective interest rate of 6.9%.  Interest expense related to the 3% Convertible Senior Notes was recognized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Contractual coupon interest	$862	$862	$2,588	$2,588
Amortization of debt discount	795	751	2,360	2,213
Total interest expense	$1,657	$1,613	$4,948	$4,801

Bristow Norway Debt and Overdraft Facility

Bristow Norway had two term loans with a Norwegian bank that were used to purchase two helicopters.  In August 2009, these two term loans were repaid in the amounts of Norwegian kroner (“NOK”) 9.5 million ($1.6 million) and NOK 26.0 million ($4.3 million).  There is a third term loan that was used to purchase a third helicopter and was denominated in U.S. dollars prior to converting to NOK in August 2009.  In October 2010, this third term loan was refinanced for three years at a fixed rate of approximately 5% per annum, payable in quarterly installments of NOK 1.7 million ($0.3 million as of December 31, 2010), with the balloon payment of NOK 47.9 million ($8.2 million as of December 31, 2010) due at maturity.  As of December 31, 2010, this term loan had a balance of NOK 65.1 million ($11.2 million).  This outstanding term loan is secured by the helicopter and certain receivables.  Additionally, Bristow Norway has an overdraft facility of NOK 5 million ($0.9 million) with a Norwegian bank.  No borrowings were outstanding under this overdraft facility as of December 31, 2010.  Borrowings under the overdraft facility bear interest at a reference rate plus a margin and this overdraft facility can be terminated by either party upon ten banking days’ written notice.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Term loans

In May 2010, we repaid $5.9 million of the term loans early.  The quarterly principal payments of $0.6 million were reduced to $0.3 million, with the final principal payment remaining due on June 30, 2015.  On January 21, 2011, the balance outstanding of the term loans was repaid in full.

Other debt

On July 15, 2010, we borrowed $8.1 million from Whitney National Bank, which was secured by one aircraft, and was subsequently repaid on December 15, 2010.

In April 2010, Aviashelf Aviation Co., a fully consolidated subsidiary operating in Russia, entered into a short-term loan with Bank Iturup for 60 million Russian rubles ($2.0 million) at a 19% interest rate that matures on March 31, 2011.

NOTE 4 — FAIR VALUE DISCLOSURES

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

The following table summarizes the financial instruments we had as of December 31, 2010, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Balance Sheet Classification
Derivative asset	$—	$623	$—	$623	Prepaid expenses and other current assets
Rabbi Trust investments	3,295	—	—	3,295	Other assets
Total assets	$3,295	$623	$—	$3,918

The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy.  The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives as discussed in Note 10 in the fiscal year 2010 Financial Statements.  The methods and assumptions used to estimate the fair values of the derivative assets in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.  For further details on the derivative assets see Note 7.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value.  The fair value of our fixed rate long-term debt is estimated based on quoted market prices.  The carrying and fair values of our debt, including the current portion, are as follows (in thousands):

	December 31, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 ½% Senior Notes	$350,426	$366,625	$350,473	$352,625
$200 Million Term Loan	200,000	200,000	—	—
Borrowings on Revolving Credit Facility	43,000	43,000	—	—
6 ⅛% Senior Notes	—	—	230,000	228,850
3% Convertible Senior Notes	98,403	115,000	96,043	101,488
Other	33,679	33,679	40,045	40,045
	$725,508	$758,304	$716,561	$723,008

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next four fiscal years to purchase additional aircraft.  As of December 31, 2010, we had 9 aircraft on order and options to acquire an additional 34 aircraft.  Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of potential revenue and operating income.

	Three Months Ending March 31,		Fiscal Year Ending March 31,
	2011		2012		2013	2014	2015	Total
Commitments as of December 31, 2010:
Number of aircraft:
Medium	3		—		—	—	—	3
Large	—		6		—	—	—	6
	3	(1)	6	(2)	—	—	—	9
Related expenditures (in thousands) (3)	$13,333		$91,931		$—	$—	$—	$105,264
Options as of December 31, 2010:
Number of aircraft:
Medium	—		3		11	4	7	25
Large	—		—		5	4	—	9
	—		3		16	8	7	34
Related expenditures (in thousands) (3)	$2,556		$90,833		$261,572	$125,034	$81,240	$561,235
_________

(1)	No signed customer contracts are currently in place for these aircraft.

(2)	Signed customer contracts are currently in place for these six aircraft.

(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following chart presents an analysis of our aircraft orders and options during fiscal year 2011:

	Three Months Ended
	December 31, 2010		September 30, 2010		June 30, 2010
	Orders	Options	Orders	Options	Orders	Options
Beginning of quarter	12	35	7	41	9	39
Aircraft delivered	(3)	—	(1)	—	(1)	—
Cancelled orders	—	—	—	—	(1)	—
Exercised options	—	—	6	(6)	—	—
Reinstated options	—	—	—	—	—	2
Transferred options	—	(1)	—	—	—	—
End of quarter	9	34	12	35	7	41

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

Following the settlement with the SEC regarding improper payments made by foreign affiliates of the Company in Nigeria, outside counsel to the Company was contacted by the U.S. Department of Justice (the “DOJ”) and was asked to provide certain information regarding the Internal Review.  We were advised on January 31, 2011 that the DOJ has closed its inquiry into this matter.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware.  The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act.  Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005.  The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief.  In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds.  The plaintiff has since filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery.  We intend to continue to defend against this lawsuit vigorously.  We are currently unable to determine whether it could have a material affect on our business, financial condition and results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($15.7 million) of the debt of FBS Limited, an unconsolidated affiliate.  See discussion of this commitment in Note 3 to our fiscal year 2010 Financial Statements.  Additionally, we provided an indemnity agreement to Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio, another unconsolidated affiliate, from time to time.  As of December 31, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 295 million Mexican pesos ($23.8 million) were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($18.1 million) of the surety bonds outstanding.  As discussed in Note 2, on January 14, 2011 we entered into an agreement to sell our interest in Heliservicio.  This agreement provides for our release from the indemnity agreement to Afianzadora Sofimex, S.A.  We expect this transaction to be completed by March 31, 2011 at which time we will no longer provide this guarantee.

The following table summarizes our commitments under these guarantees, before the benefit of the counter-guarantee, as of December 31, 2010 (in thousands):

Amount of Commitment Expiration Per Period
Total	Remainder of Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Year 2016 and Thereafter

$39,472	$1,712	$19,023	$18,737	$—

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductibles, self-insured retentions and loss sensitive premium adjustments.  We are a defendant in certain claims and litigation arising out of operations in the normal course of business.  In the opinion of management, uninsured losses, if any, will not be material to our financial position, cash flows or results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 6 — TAXES

Our effective income tax rates were (38.8)% and 17.3% for the three months ended December 31, 2010 and 2009, respectively, and zero and 23.8% for the nine months ended December 31, 2010 and 2009, respectively.  The effective income tax rates for the three and nine months ended December 31, 2010 reflect the tax implications of the implementation of a restructuring that more closely aligns our legal structure with our global operational structure.  As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

For the three and nine months ended December 31, 2010, we have also recorded a net reduction of our provision for income taxes of $16.6 million and $17.4 million, respectively, primarily due to the reversal of deferred tax balances recorded in prior fiscal years.  Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required.  Excluding this reduction, our effective tax rates were 15.6% and 17.0% for the three and nine months ended December 31, 2010, respectively.

Our effective income tax rate was also reduced as a result of changes in activity levels between jurisdictions with different tax rates.

During the three months ended December 31, 2010 and 2009, we accrued tax contingency related items totaling $1.0 million and $0.5 million, respectively.  During the nine months ended December 31, 2010 and 2009, we accrued tax contingency related items totaling $2.7 million and $3.7 million, respectively.

As of December 31, 2010, there were $11.5 million of unrecognized tax benefits, all of which would have an impact on our effective income tax rate, if recognized.  For the three months ended December 31, 2010 and 2009, we accrued interest and penalties of $0.1 million and zero, respectively, and for the nine months ended December 31, 2010 and 2009, we accrued interest and penalties of $0.4 million and $0.3 million, respectively, in connection with uncertain tax positions.

NOTE 7 — DERIVATIVES

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

We entered into forward contracts during fiscal years 2010 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes.  We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2010.  We had six open forward contracts as of December 31, 2010, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro.  These contracts had an underlying nominal value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011.  As of December 31, 2010, the fair value of these contracts was an asset of $0.6 million.  As of December 31, 2010, an unrecognized gain of $0.4 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss and the derivative asset is included in prepaid expenses and other current assets in our condensed consolidated balance sheet.  No gains or losses relating to forward contracts are recognized in our consolidated statements of income for the three and nine months ended December 31, 2010; however, we recognized gains of $2.8 million and $3.9 million, respectively, for the three and nine months ended December 31, 2009 in our condensed consolidated statements of income as a component of other income (expense), net relating to hedges as a result of early termination of forward contracts on euro-denominated aircraft purchase commitments.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the three months ended December 31, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(455)	Other income (expense), net	$—	Other income (expense), net	$—
	$(455)		$—		$—

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the nine months ended December 31, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$405	Other income (expense), net	$—	Other income (expense), net	$—
	$405		$—		$—

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the three months ended December 31, 2009 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(668)	Other income (expense), net	$—	Other income (expense), net	$2,804
	$(668)		$—		$2,804

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Information on the location and amounts of derivative gains and losses in the consolidated statements of income for the nine months ended December 31, 2009 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$8,094	Other income (expense), net	$—	Other income (expense), net	$3,936
	$8,094		$—		$3,936

NOTE 8 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Service cost for benefits earned during the period	$1,354	$1,139	$3,966	$3,365
Interest cost on pension benefit obligation	6,760	6,576	19,800	19,435
Expected return on assets	(6,783)	(5,213)	(19,870)	(15,407)
Amortization of unrecognized losses	1,325	1,150	3,882	3,399
Net periodic pension cost	$2,656	$3,652	$7,778	$10,792

We pre-funded our contributions of $19.9 million to our U.K. plans for fiscal year 2011 in March 2010.  The current estimate of our cash contributions to our Norwegian pension plan for fiscal year 2011 is $4.2 million, $4.1 million of which was paid during the nine months ended December 31, 2010.

Incentive Compensation

We have a number of incentive and stock option plans which are described in Note 10 to our fiscal year 2010 Financial Statements.

Stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $2.8 million and $3.3 million for the three months ended December 31, 2010 and 2009, respectively, and totaled $10.8 million and $9.9 million for the nine months ended December 31, 2010 and 2009, respectively.  Stock-based compensation expense has been allocated to our various business units.

During the nine months ended December 31, 2010, 282,549 stock options were granted at an average exercise price and fair value of $30.16 and $15.03 per share, respectively.  The key input variables used in valuing these options under the Black Scholes model were: risk-free interest rate of 2.64%; dividend yield of zero; stock price volatility of 45.4%; and expected option lives of 7 years.  Also during the nine months ended December 31, 2010, we awarded 276,024 shares of restricted stock at a weighted average grant date fair value of $30.93 per share.  There were no stock options granted during the three months ended December 31, 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Compensation expense of $3.0 million and $3.3 million was recorded related to the performance cash awards during the three and nine months ended December 31, 2010, respectively.  No compensation expense was recorded related to the performance cash awards during the three and nine months ended December 31, 2009.

NOTE 9 — COMPREHENSIVE INCOME, EARNINGS PER SHARE AND DIVIDENDS

Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$42,314	$27,126	$102,070	$84,827
Other comprehensive income gain:
Currency translation adjustments (1)	(818)	1,927	9,010	40,926
Unrealized gain (loss) on cash flow hedges (2)	(455)	(668)	405	8,094
Comprehensive income	$41,041	$28,385	$111,485	$133,847
__________

(1)
During the three and nine months ended December 31, 2010 and 2009, the U.S. dollar weakened against the British pound sterling, resulting in translation gains recorded as a component of stockholders’ investment as of December 31, 2010 and 2009.

(2)
Net of income tax effect of $(0.2) million and $0.2 million for the three and nine months ended December 31, 2010, respectively, and $(0.4) million and $4.4 million for the three and nine months ended December 31, 2009, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income to common stockholders (in thousands):
Income available to common stockholders – basic	$41,759	$26,678	$101,447	$77,246
Preferred stock dividends	—	—	—	6,325
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—
Income available to common stockholders – diluted	$41,759	$26,678	$101,447	$83,571

Shares:
Weighted-average number of common shares outstanding – basic	36,204,121	35,896,054	35,984,029	31,732,633
Assumed conversion of preferred stock outstanding during the period (2)	—	—	—	3,961,119
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	711,124	374,697	699,979	375,939
Weighted-average number of common shares outstanding – diluted	36,915,245	36,270,751	36,684,008	36,069,691
Basic earnings per common share	$1.15	$0.74	$2.82	$2.43
Diluted earnings per common share	$1.13	$0.74	$2.77	$2.32
_________

(1)
Diluted earnings per common share for each of the three and nine months ended December 31, 2010 and 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes.  The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock.  The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes.  In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note's conversion value in excess of such principal amount.  In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula.  Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended December 31, 2010 or 2009 as our stock price did not meet or exceed $77.34 per share.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards which were outstanding during the period but were anti-dilutive as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Options:
Outstanding	535,472	473,609	468,532	414,974
Weighted-average exercise price	$31.47	$39.92	$31.68	$41.15
Restricted stock units:
Outstanding	83,940	231,581	85,238	241,071
Weighted-average price	$46.81	$40.02	$46.80	$40.22
Restricted stock awards:
Outstanding	—	—	7,738	974
Weighted-average price	$—	$—	$36.21	$20.22

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

Beginning on January 1, 2010, the U.S. Gulf of Mexico and Arctic business units were combined into the North America business unit.  Additionally, there are no longer Latin America, Western Hemisphere (“WH”) Centralized Operations and Eastern Hemisphere (“EH”) Centralized Operations business units.  The Latin America business unit is now included in the Other International business unit.  The Bristow Academy business unit and the technical services business previously included with the WH Centralized Operations and EH Centralized Operations business units are now aggregated for reporting purposes in Corporate and other.  The remainder of the costs within WH Centralized Operations and EH Centralized Operations are included in Corporate and other for reporting purposes or have been allocated to our other business units to the extent these operations support those business units.  Amounts presented below for the three and nine months ended December 31, 2009 have been revised to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following tables show reportable segment information for the three and nine months ended December 31, 2010 and 2009 and as of December 31 and March 31, 2010, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Segment gross revenue from external customers:
Europe	$129,705	$119,003	$348,469	$346,866
North America	45,589	45,580	153,598	144,084
West Africa	53,725	58,736	170,931	165,005
Australia	41,440	38,188	114,095	96,684
Other International	41,865	33,344	110,979	103,237
Corporate and other	5,545	8,455	24,594	29,497
Total segment gross revenue	$317,869	$303,306	$922,666	$885,373

Intrasegment gross revenue:
Europe	$123	$287	$645	$1,402
North America	40	104	123	193
West Africa	—	—	—	—
Australia	—	—	—	—
Other International	—	1	—	109
Corporate and other	848	9	1,062	2,145
Total intrasegment gross revenue	$1,011	$401	$1,830	$3,849

Consolidated gross revenue reconciliation:
Europe	$129,828	$119,290	$349,114	$348,268
North America	45,629	45,684	153,721	144,277
West Africa	53,725	58,736	170,931	165,005
Australia	41,440	38,188	114,095	96,684
Other International	41,865	33,345	110,979	103,346
Corporate and other	6,393	8,464	25,656	31,642
Intrasegment eliminations	(1,011)	(401)	(1,830)	(3,849)
Total consolidated gross revenue	$317,869	$303,306	$922,666	$885,373

Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$3,490	$2,542	$8,230	$6,392
Other International	1,854	526	1,184	4,225
Corporate and other	(3)	—	(59)	8
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$5,341	$3,068	$9,355	$10,625

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Consolidated operating income (loss) reconciliation:
Europe	$25,470	$19,239	$65,381	$58,080
North America	1,917	1,511	16,129	10,653
West Africa	15,995	14,913	48,789	43,640
Australia	7,139	9,358	21,185	22,025
Other International	11,595	5,181	24,962	25,371
Corporate and other	(15,444)	(12,924)	(40,151)	(35,041)
Gain (loss) on disposal of assets	(33)	2,448	3,582	13,337
Total consolidated operating income	$46,639	$39,726	$139,877	$138,065

Depreciation and amortization:
Europe	$7,182	$7,406	$19,389	$20,563
North America	3,751	3,950	12,327	11,182
West Africa	2,615	2,638	8,060	7,094
Australia	3,002	2,451	8,359	5,795
Other International	3,330	2,904	9,607	9,322
Corporate and other	1,458	1,314	3,895	3,363
Total depreciation and amortization	$21,338	$20,663	$61,637	$57,319

	December 31,	March 31,
	2010	2010
Identifiable assets:
Europe	$832,531	$767,007
North America	365,835	403,549
West Africa	337,209	323,376
Australia	360,093	287,660
Other International	510,070	483,230
Corporate and other	232,998	229,798
Total identifiable assets (1)	$2,638,736	$2,494,620

Investments in unconsolidated affiliates – equity method investments:
Europe	$12,329	$11,775
Other International	187,158	186,082
Total investments in unconsolidated affiliates – equity method investments	$199,487	$197,857
________

(1)
Includes $121.4 million and $152.8 million of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2010, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 11 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of 7 ½% Senior Notes due 2017, the 6 ⅛% Senior Notes due 2013 and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes.  The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”).  We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$71,669	$246,200	$—	$317,869
Intercompany revenue	—	12,218	—	(12,218)	—
	—	83,887	246,200	(12,218)	317,869
Operating expense:
Direct cost	9	51,135	170,341	—	221,485
Intercompany expenses	41	—	12,177	(12,218)	—
Depreciation and amortization	561	8,004	12,773	—	21,338
General and administrative	10,378	5,810	17,527	—	33,715
	10,989	64,949	212,818	(12,218)	276,538

Gain (loss) on disposal of assets	—	7	(40)	—	(33)
Earnings from unconsolidated affiliates, net of losses	30,115	—	5,467	(30,241)	5,341
Operating income	19,126	18,945	38,809	(30,241)	46,639

Interest income	21,490	256	164	(21,493)	417
Interest expense	(13,574)	(68)	(21,624)	21,493	(13,773)
Other income (expense), net	(2,339)	301	(754)	—	(2,792)

Income before provision for income taxes	24,703	19,434	16,595	(30,241)	30,491
Allocation of consolidated income taxes	17,069	(1,879)	(3,367)	—	11,823
Net income	41,772	17,555	13,228	(30,241)	42,314
Net income attributable to noncontrolling interests	(13)	—	(542)	—	(555)
Net income attributable to Bristow Group	$41,759	$17,555	$12,686	$(30,241)	$41,759

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue:
Gross revenue	$—	$225,679	$696,987	$—	$922,666
Intercompany revenue	—	30,089	—	(30,089)	—
	—	255,768	696,987	(30,089)	922,666
Operating expense:
Direct cost	(931)	150,918	488,970	—	638,957
Intercompany expenses	41	—	30,048	(30,089)	(0)
Depreciation and amortization	1,700	23,746	36,191	—	61,637
General and administrative	27,705	17,004	50,423	—	95,132
	28,515	191,668	605,632	(30,089)	795,726

Gain on disposal of assets	—	1,859	1,723	—	3,582
Earnings from unconsolidated affiliates, net of losses	92,824	—	10,173	(93,642)	9,355
Operating income	64,309	65,959	103,251	(93,642)	139,877

Interest income	61,272	289	588	(61,272)	877
Interest expense	(35,631)	(136)	(61,768)	61,272	(36,263)
Other income (expense), net	(2,355)	184	(217)	—	(2,388)

Income before provision for income taxes	87,595	66,296	41,854	(93,642)	102,103
Allocation of consolidated income taxes	13,896	(6,481)	(7,448)	—	(33)
Net income	101,491	59,815	34,406	(93,642)	102,070
Net income attributable to noncontrolling interests	(44)	—	(579)	—	(623)
Net income attributable to Bristow Group	$101,447	$59,815	$33,827	$(93,642)	$101,447

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,674	$—	$84,907	$(718)	$100,863
Accounts receivable	12,832	78,856	191,370	(28,413)	254,645
Inventories	—	89,301	106,236	—	195,537
Prepaid expenses and other current assets	(49)	9,443	60,776	(31,878)	38,292
Total current assets	29,457	177,600	443,289	(61,009)	589,337

Intercompany investment	1,109,416	111,435	—	(1,220,851)	—
Investment in unconsolidated affiliates	2,459	150	203,530	—	206,139
Intercompany notes receivable	1,163,175	—	(183,747)	(979,428)	—
Property and equipment – at cost:
Land and buildings	211	54,332	42,050	—	96,593
Aircraft and equipment	15,710	816,931	1,309,163	—	2,141,804
	15,921	871,263	1,351,213	—	2,238,397
Less: Accumulated depreciation and amortization	(2,813)	(160,931)	(287,153)	—	(450,897)
	13,108	710,332	1,064,060	—	1,787,500
Goodwill	—	4,755	26,881	—	31,636
Other assets	111,721	4,327	179,229	(271,153)	24,124
	$2,429,336	$1,008,599	$1,733,242	$(2,532,441)	$2,638,736

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,448	$13,465	$53,186	$(21,031)	$47,068
Accrued liabilities	3,795	21,387	103,060	(33,023)	95,219
Deferred taxes	1,175	(301)	12,394	—	13,268
Short-term borrowings and current maturities of long-term debt	2,500	—	5,539	—	8,039
Total current liabilities	8,918	34,551	174,179	(54,054)	163,594

Long-term debt, less current maturities	689,329	—	28,140	—	717,469
Intercompany notes payable	—	347,540	732,912	(1,080,452)	—
Accrued pension liabilities	7,464	8,710	187,086	(171,153)	32,107
Other liabilities and deferred credits	—	—	112,248	—	112,248
Deferred taxes	112,507	7,743	16,939	—	137,189

Stockholders’ investment:
Common stock	363	4,996	22,091	(27,087)	363
Additional paid-in-capital	686,952	9,552	470,883	(480,435)	686,952
Retained earnings	920,792	595,507	62,460	(657,967)	920,792
Accumulated other comprehensive loss	1,562	—	(78,956)	(61,293)	(138,687)
	1,609,669	610,055	476,478	(1,226,782)	1,469,420
Noncontrolling interests	1,449	—	5,260	—	6,709
	1,611,118	610,055	481,738	(1,226,782)	1,476,129
	$2,429,336	$1,008,599	$1,733,242	$(2,532,441)	$2,638,736

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

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

 Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended December 31, 2010

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(46,074)	$24,656	$137,535	$(718)	$115,399

Cash flows from investing activities:
Capital expenditures	(2,378)	(30,957)	(89,413)	—	(122,748)
Deposit on asset held for sale	—	1,000	—	—	1,000
Proceeds from sale of joint ventures	—	—	1,291	—	1,291
Proceeds from asset dispositions	—	11,281	5,894	—	17,175

Net cash used in investing activities	(2,378)	(18,676)	(82,228)	—	(103,282)

Cash flows from financing activities:
Proceeds from borrowings	243,000	8,050	1,963	—	253,013
Debt issuance costs	(3,339)	—	—	—	(3,339)
Repayment of debt	(230,000)	—	(16,553)	—	(246,553)
Dividends paid	21,535	(11,500)	(10,035)	—	—
Distribution to noncontrolling interest owner	—	—	(637)	—	(637)
Increases (decreases) in cash related to intercompany advances and debt	12,600	(4,364)	(8,236)	—	—
Partial prepayment of put/call obligation	(44)	—	—	—	(44)
Acquisition of noncontrolling interest	—	—	(800)	—	(800)
Issuance of common stock	754	—	—	—	754
Tax benefit related to stock-based compensation	230	—	—	—	230
Net cash provided by (used in) financing activities	44,736	(7,814)	(34,298)	—	2,624
Effect of exchange rate changes on cash and cash equivalents	3,835	—	4,494	—	8,329
Net increase (decrease) in cash and cash equivalents	119	(1,834)	25,503	(718)	23,070
Cash and cash equivalents at beginning of period	16,555	1,834	59,404	—	77,793
Cash and cash equivalents at end of period	$16,674	$—	$84,907	$(718)	$100,863

BRISTOW GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 31, 2009

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net cash provided by (used in) operating activities	$(42,032)	$38,772	$166,277	$—	$163,017

Cash flows from investing activities:
Capital expenditures	(4,024)	(104,115)	(142,133)	—	(250,272)
Proceeds from asset dispositions	—	60,588	14,385	—	74,973
Acquisition, net of cash received	—	—	(178,961)	—	(178,961)

Net cash used in investing activities	(4,024)	(43,527)	(306,709)	—	(354,260)

Cash flows from financing activities:
Repayment of debt and debt redemption premiums	(1,726)	—	(8,342)	—	(10,068)
Increases (decreases) in cash related to intercompany advances and debt	(170,278)	3,096	167,182	—	—
Dividends paid	15,729	—	(15,729)	—	—
Partial prepayment of put/call obligation	(52)	—	—	—	(52)
Preferred Stock dividends paid	(6,325)	—	—	—	(6,325)
Issuance of common stock	1,336	—	—	—	1,336
Tax benefit related to stock-based compensation	409	—	—	—	409
Net cash provided by (used in) financing activities	(160,907)	3,096	143,111	—	(14,700)
Effect of exchange rate changes on cash and cash equivalents	(1,536)	—	13,569	—	12,033
Net increase (decrease) in cash and cash equivalents	(208,499)	(1,659)	16,248	—	(193,910)
Cash and cash equivalents at beginning of period	226,691	5,445	68,833	—	300,969
Cash and cash equivalents at end of period	$18,192	$3,786	$85,081	$—	$107,059

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2010, the related condensed consolidated statements of income for the three- and nine-month periods ended December 31, 2010 and 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2010 and 2009.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
February 2, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “fiscal year 2010 Annual Report”) and the MD&A contained therein.  In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2010 and 2009, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2010 and 2009, respectively.  Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period.  Therefore, the fiscal year ending March 31, 2011 is referred to as “fiscal year 2011.”

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; future dividends and use of excess cash; expected actions by us and by third parties, including our customers, vendors, competitors and regulators; and other matters.  Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results are forward-looking statements.

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

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies.  Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations.  To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.  In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to customers in the U.S. and U.K.  As of December 31, 2010, we operated 378 aircraft (including 339 owned aircraft and 39 leased aircraft; 14 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 196 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2010; (2) the number of helicopters which we had on order or under option as of December 31, 2010; and (3) the percentage of gross revenue which each of our business units provided during the Current Period.  For additional information regarding our commitments and options to acquire aircraft, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period Revenue	Aircraft in Consolidated Fleet
		Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total	(1)	Unconsolidated Affiliates (2)	Total
Europe	38%	—	16	40	—	—	56		63	119
North America	17%	72	27	5	—	—	104		—	104
West Africa	18%	12	26	5	—	3	46		—	46
Australia	12%	3	14	18	—	—	35		—	35
Other International	12%	5	43	12	—	—	60		133	193
Corporate and other	3%	—	—	—	77	—	77		—	77
Total	100%	92	126	80	77	3	378		196	574
Aircraft not currently in fleet: (3)
On order		—	3	6	—	—	9
Under option		—	25	9	—	—	34
_________

(1)	Includes 14 aircraft held for sale.

(2)	The 196 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.

(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global oil and gas markets, including the type of aicraft needed to meet this demand.  As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required.  As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket.  We depreciate our aircraft over their expected useful life to the Company to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft we may record gains or losses on aircraft sales.  In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft.  The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable.  While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our customers.

Our Strategy

Our goal is to advance our position as a leading helicopter services provider to the offshore energy industry.  We intend to employ the following strategies to achieve this goal:

•  Grow our business while improving shareholder returns.  We plan to continue to grow our business globally and increase our revenue and profitability, subject to managing through cyclical downturns in the energy industry.  We have a footprint in most major oil and gas producing regions of the world, and through our strong relationships with our existing customers, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts.  We anticipate these new opportunities will result in the deployment of new or existing aircraft into markets where we expect they will be most profitably employed.  Additionally, new opportunities may result in growth through acquisitions and investments in existing or new markets, which may include increasing our role and participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants.  We believe the combination of growth in existing and new markets while continually reducing our fixed and variable costs will deliver improved shareholder returns.

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

•  Prudent balance sheet management.  We are focused on engaging in a proactive capital allocation plan with a concentration on achieving business growth and improving shareholder returns, within the dictates of prudent balance sheet management.  We have raised approximately $1.3 billion of capital in a mix of debt and equity with both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary.  In November 2010, we increased our liquidity by $75 million with our amended and restated revolving credit and term loan agreement.  Our debt to capitalization ratio was 34.6% as of March 31, 2010 and 33.0% as of December 31, 2010.

•  Balanced shareholder return.  We have spent $1.5 billion on capital expenditures to grow our business since 2007.  While we plan to continue to invest in new aircraft, we do not expect capital expenditures to continue at this level.  We believe our liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, and we are exploring options for the use of any excess capital including the possibility of regularly scheduled dividends and buying back our common stock.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry.  Our customers’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.  Our customers typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price.  In 2009, the credit, equity and commodity markets were volatile, causing many of our oil and gas company customers to reduce capital spending plans and defer projects.  During 2010, oil prices ranged from approximately $65 to $92 per barrel and access to capital improved.  We believe that the continued stability of oil prices and improved access to capital should lead to confidence among our customers and increased capital expenditure budgets and we are seeing some larger projects moving ahead that were previously on hold.

While we are cautiously optimistic that the economic conditions will continue to recover, we continue to seek ways to reduce costs and work with our customers to improve the efficiency of their operations.  Our global operations and critical mass of helicopters provide us with geographic and customer diversity which helps mitigate risks associated with a single market or customer and allows us to respond to increased demand in certain markets through redeployment of assets.

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

As discussed in “Item 1A. Risk Factors” in the fiscal year 2010 Annual Report, we are subject to competition and the political environment in the countries where we operate.  In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated.  During the Current Period, in both Nigeria and Australia we had major customers re-bid contracts we were incumbents on and awarded these to competitors.  The contract in Nigeria provided us with annualized revenue of approximately $42 million and ended in the Current Period.  The contract in Australia provides us with annualized revenue of approximately $40 million and ends May 31, 2011.  Despite the current competitive environments in these markets as well as the regulatory environment in Nigeria, we expect the lost revenue to eventually be offset by new contract awards with other customers and increased ad hoc flying in these regions.

 We expect that our cash on deposit as of December 31, 2010 of $100.9 million, cash flow from operations and proceeds from aircraft sales, as well as the borrowing capacity under our amended and restated revolving credit and term loan agreement, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $105.3 million as of December 31, 2010.  We have raised approximately $1.3 billion of capital in a mix of debt and equity with both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary.  In November 2010, we increased our liquidity by $75 million with our amended and restated revolving credit and term loan agreement.

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

Results of Operations

The following table presents our operating results and other income statement information for the applicable periods:

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$282,607	$275,488	$7,119	2.6%
Reimbursable revenue	35,262	27,818	7,444	26.8%
Total gross revenue	317,869	303,306	14,563	4.8%
Operating expense:
Direct cost	186,937	189,456	2,519	1.3%
Reimbursable expense	34,548	28,219	(6,329)	(22.4)%
Depreciation and amortization	21,338	20,663	(675)	(3.3)%
General and administrative	33,715	30,758	(2,957)	(9.6)%
	276,538	269,096	(7,442)	(2.8)%
Gain (loss) on disposal of assets	(33)	2,448	(2,481)	(101.3)%
Earnings from unconsolidated affiliates, net of losses	5,341	3,068	2,273	74.1%

Operating income	46,639	39,726	6,913	17.4%
Interest income (expense), net	(13,356)	(10,614)	(2,742)	(25.8)%
Other income (expense), net	(2,792)	3,695	(6,487)	(175.6)%
Income before provision for income taxes	30,491	32,807	(2,316)	(7.1)%
(Provision for) benefit from income taxes	11,823	(5,681)	17,504	308.1%
Net income	42,314	27,126	15,188	56.0%
Net income attributable to noncontrolling interests	(555)	(448)	(107)	(23.9)%
Net income attributable to Bristow Group	$41,759	$26,678	$15,081	56.5%

Diluted earnings per common share	$1.13	$0.74	$0.39	52.7%
Operating margin (1)	14.7%	13.1%	1.6%	12.2%
EBITDA (2)	$65,602	$64,449	$1,153	1.8%
Flight hours (3)	58,291	54,522	3,769	6.9%

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(Unaudited) (In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$841,153	$804,083	$37,070	4.6%
Reimbursable revenue	81,513	81,290	223	0.3%
Total gross revenue	922,666	885,373	37,293	4.2%
Operating expense:
Direct cost	559,211	543,525	(15,686)	(2.9)%
Reimbursable expense	79,746	81,180	1,434	1.8%
Depreciation and amortization	61,637	57,319	(4,318)	(7.5)%
General and administrative	95,132	89,246	(5,886)	(6.6)%
	795,726	771,270	(24,456)	(3.2)%
Gain on disposal of assets	3,582	13,337	(9,755)	(73.1)%
Earnings from unconsolidated affiliates, net of losses	9,355	10,625	(1,270)	(12.0)%

Operating income	139,877	138,065	1,812	1.3%
Interest income (expense), net	(35,386)	(30,834)	(4,552)	(14.8)%
Other income (expense), net	(2,388)	4,023	(6,411)	(159.4)%
Income before provision for income taxes	102,103	111,254	(9,151)	(8.2)%
(Provision for) benefit from income taxes	(33)	(26,427)	26,394	99.9%
Net income	102,070	84,827	17,243	20.3%
Net income attributable to noncontrolling interests	(623)	(1,256)	633	50.4%
Net income attributable to Bristow Group	$101,447	$83,571	$17,876	21.4%

Diluted earnings per common share	$2.77	$2.32	$0.45	19.4%
Operating margin (1)	15.2%	15.6%	(0.4)%	(2.6)%
EBITDA (2)	$200,003	$200,204	$(201)	(0.1)%
Flight hours (3)	180,318	172,980	7,338	4.2%
_________

(1)	Operating margin is calculated as operating income divided by gross revenue.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Net income	$42,314	$27,126	$102,070	$84,827
Provision for (benefit from) income taxes	(11,823)	5,681	33	26,427
Interest expense	13,773	10,979	36,263	31,631
Depreciation and amortization	21,338	20,663	61,637	57,319
EBITDA	$65,602	$64,449	$200,003	$200,204

(3)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

Current Quarter Compared to Comparable Quarter

The increase in gross revenue primarily resulted from increased revenue in our Other International, Australia and Europe business units, partially offset by decreased revenue in our West Africa and Bristow Academy business units.  Revenue increased for Other International, Australia and Europe primarily as a result of the addition of new contracts and an increase in activity and rates on existing contracts, partially offset by contracts ending and reduced activity on certain other contracts in these markets as well as an unfavorable impact of changes in exchange rates.  Revenue decreased in West Africa primarily as a result of the loss of a major customer in this market, reduced activity on certain contracts and a decrease in reimbursable revenue, partially offset by new contracts, increased rates on existing contracts and fewer flight delay penalties.  Revenue decreased for Bristow Academy as a result of a delay in military training contracts.

Our results for the Current Quarter were significantly affected by the following items:

•  A reduction in maintenance expense (included in direct cost) associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third party provider, which increased operating income and EBITDA by $3.5 million, net income by $2.9 million and diluted earnings per share by $0.08.

•  The early retirement of the 6⅛% Senior Notes in the Current Quarter, which resulted in a $2.3 million early redemption premium (included in other income (expense), net) and the write-off of $2.4 million of unamortized debt issuance costs (included in interest expense) and decreased EBITDA by $2.3 million, net income by $4.0 million and diluted earnings per share by $0.11.

•  A reduction in tax expense primarily related to adjustments to deferred tax liabilities that were no longer required as a result of the restructuring during the Current Period, which increased net income by $16.6 million and diluted earnings per share by $0.45.

Our results for the Comparable Quarter were significantly affected by the following items:

•  Compensation expense included in general and administrative expense incurred in connection with the departure of two of the Company’s officers during the Comparable Quarter, which decreased operating income and EBITDA by $1.7 million, net income by $1.4 million and diluted earnings per share by $0.04.

•  Hedging gains included in other income (expense), net resulting from the termination of forward contracts on euro-denominated aircraft purchase commitments, which increased EBITDA by $2.8 million, net income by $2.3 million and diluted earnings per share by $0.06.

Our results were also significantly affected by a decrease in gain (loss) on disposal of assets due to a reduction in the number of aircraft sold in the Current Quarter versus the Comparable Quarter.  Aircraft sales can be unpredictable and have a significant impact on our operating results as reported under GAAP.

Excluding gain (loss) on disposal of assets in both the Current Quarter and Comparable Quarter and the items listed above, operating income, operating margin, EBITDA, net income and diluted earnings per share would have been $43.2 million, 13.6%, $64.4 million, $26.3 million and $0.71, respectively, for the Current Quarter, and $39.0 million, 12.9%, $60.9 million, $23.8 million and $0.66, respectively, for the Comparable Quarter.  The improvement in operating income, operating margin, EBITDA and net income was driven by higher equity earnings and the addition of new contracts and improved rates in our Other International and Europe business units as well as a reduction in costs in West Africa despite declining revenue in this business unit, which was partially offset by higher compensation expense accruals associated with performance-based awards linked to our stock price performance.  Diluted earnings per share was slightly reduced despite higher net income as a result of common stock issued since the Comparable Quarter.

A reconciliation of our operating income, operating margin, EBITDA, net income and diluted earnings per share as reported to the calculations of each of these items excluding the amounts discussed above is as follows:

	Current Quarter
	Operating Income	Operating Margin		EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except percentages and per share amounts)
As reported	$46,639	14.7%		$65,602	$41,759	$1.13
Adjust for:
Power-by-the-hour credit	(3,500)	—		(3,500)	(2,894)	$(0.08)
Retirement of 6 1/8% Senior Notes	—	—		2,300	3,966	$0.11
Tax items	—	—		—	(16,573)	$(0.45)
Loss on disposal of assets	33			33	27	$—
Adjusted	$43,172	13.6%	(1)	$64,435	$26,285	$0.71

	Comparable Quarter
	Operating Income	Operating Margin		EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except percentages and per share amounts)
As reported	$39,726	13.1%		$64,449	$26,678	$0.74
Adjust for:
Officer severance costs	1,744	—		1,744	1,442	$0.04
Hedging gains	—	—		(2,804)	(2,318)	$(0.06)
Gain on disposal of assets	(2,448)	—		(2,448)	(2,024)	$(0.06)
Adjusted	$39,022	12.9%	(1)	$60,941	$23,778	$0.66
_________

(1)	Adjusted operating margin is calculated as adjusted operating income presented herein divided by gross revenue of $317.9 million in the Current Quarter and $303.3 million in the Comparable Quarter.

Current Period Compared to Comparable Period

The increase in gross revenue is primarily due to increased revenue in our Australia, North America, Other International and West Africa business units primarily as a result of the addition of new contracts and a favorable impact of exchange rate changes in Australia, partially offset by a decrease in revenue in our Europe business unit as a result of short-term work provided to a customer in the North Sea in the Comparable Period, as well as an unfavorable impact of exchange rate changes and a decrease in reimbursable revenue in this market.

Our results for the Current Period were significantly affected by the following items:

•  A reduction in maintenance expense (included in direct cost) associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third party provider, which increased operating income and EBITDA by $3.5 million, net income by $2.9 million and diluted earnings per share by $0.08.

•  The early retirement of the 6⅛% Senior Notes in the Current Period, which resulted in a $2.3 million early redemption premium (included in other income (expense), net) and the write-off of $2.4 million of unamortized debt issuance costs (included in interest expense) and decreased EBITDA by $2.3 million, net income by $3.9 million and diluted earnings per share by $0.11.

•  A reduction in tax expense related to adjustments to deferred tax liabilities that were no longer required as a result of the restructuring during the Current Period, which increased net income by $17.3 million and diluted earnings per share by $0.47.

Our results for the Comparable Period were significantly affected by the following items:

•  Compensation expense included in general and administrative expense incurred in connection with the departure of three of the Company’s officers during the Comparable Period, which decreased operating income and EBITDA by $4.9 million, net income by $3.9 million and diluted earnings per share by $0.11.

•  Hedging gains included in other income (expense), net resulting from the termination of forward contracts on euro-denominated aircraft purchase commitments, which increased EBITDA by $3.9 million, net income by $3.0 million and diluted earnings per share by $0.08.

•  An increase in tax expense resulting from tax contingency items and changes in our expected foreign tax credit utilization, which decreased net income by $5.2 million and diluted earnings per share by $0.14.

Our results were also significantly affected by a decrease in gain on disposal of assets due to a reduction in the number of aircraft sold in the Current Period versus the Comparable Period.  Aircraft sales can be unpredictable and have a significant impact on our operating results as reported under GAAP.

Excluding gain (loss) on disposal of assets in both the Current Period and Comparable Period and the items listed above, operating income, operating margin, EBITDA, net income and diluted earnings per share would have been $132.8 million, 14.4%, $195.2 million, $82.1 million and $2.24, respectively, for the Current Period, and $129.6 million, 14.6%, $187.8 million, $78.9 million and $2.19, respectively, for the Comparable Period.  The improvement in operating income, EBITDA, net income and diluted earnings per share was driven by the overall increase in gross revenue, partially offset by lower equity earnings and higher employee compensation costs.

A reconciliation of our operating income, operating margin, EBITDA, net income and diluted earnings per share as reported to the calculations of each of these items excluding the amounts discussed above is as follows:

	Current Period
	Operating Income	Operating Margin		EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except percentages and per share amounts)
As reported	$139,877	15.2%		$200,003	$101,447	$2.77
Adjust for:
Power-by-the-hour credit	(3,500)	—		(3,500)	(2,904)	$(0.08)
Retirement of 6 1/8% Senior Notes	—	—		2,300	3,900	$0.11
Tax items	—	—		—	(17,338)	$(0.47)
Gain on disposal of assets	(3,582)			(3,582)	(2,972)	$(0.08)
Adjusted	$132,795	14.4%	(1)	$195,221	$82,133	$2.24

	Comparable Period
	Operating Income	Operating Margin		EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except percentages and per share amounts)
As reported	$138,065	15.6%		$200,204	$83,571	$2.32
Adjust for:
Officer severance costs	4,874	—		4,874	3,944	$0.11
Hedging gains	—	—		(3,936)	(3,001)	$(0.08)
Tax items	—	—		—	5,200	$0.14
Gain on disposal of assets	(13,337)	—		(13,337)	(10,792)	$(0.30)
Adjusted	$129,602	14.6%	(1)	$187,805	$78,922	$2.19
_________

(1)	Adjusted operating margin is calculated as adjusted operating income presented herein divided by gross revenue of $922.7 million in the Current Period and $885.4 million in the Comparable Period.

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

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$129,828	$119,290	$10,538	8.8%
Operating expense	$107,848	$102,593	$(5,255)	(5.1)%
Earnings from unconsolidated affiliates, net of losses	$3,490	$2,542	$948	37.3%
Operating margin	19.6%	16.1%	3.5%	21.7%
Flight hours	13,676	13,597	79	0.6%

Gross revenue increased for Europe, despite only a slight increase in flight hours, as a result of price escalations on existing contracts, renegotiated rates on contract renewals and increased reimbursable revenue.  Three new customers were added since the Comparable Quarter contributing to a shift toward larger aircraft in this market.  The increase in revenue was partially offset by an unfavorable impact from changes in exchange rates.

Operating expense for Europe decreased due to a decrease in maintenance expense due to less heavy maintenance required in the Current Quarter and the impact of changes in exchange rates, partially offset by an increase in reimbursable expense.

Earnings from unconsolidated affiliates, net of losses increased as a result of lower depreciation on certain aircraft for our equity method investment.

Operating margin improved primarily as a result of the decrease in maintenance expense, price escalations and renegotiated rates.

North America

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$45,629	$45,684	$(55)	(0.1)%
Operating expense	$43,712	$44,173	$461	1.0%
Operating margin	4.2%	3.3%	0.9%	27.3%
Flight hours	20,079	17,712	2,367	13.4%

Gross revenue for North America remained flat despite an overall increase in flight hours as additional work from BP in support of the spill control and monitoring effort and rate increases on certain existing contracts offset the reduction in activity from the ongoing impact of the deepwater oil spill and the drilling moratorium in the U.S. Gulf of Mexico.  The work for BP to support the spill control and monitoring effort began to taper off after September 30, 2010 and as of December 31, 2010 we were operating three aircraft for BP in this market.  Operating margin improved due to a slight decrease in operating expense versus the Comparable Quarter .

As described above, while the loss of deepwater work in the U.S. Gulf of Mexico was temporarily offset by work we were performing for BP in support of spill control and monitoring efforts, we cannot predict the full impact of the oil spill and resulting drilling moratorium on oil and gas exploration or production operations in the U.S. Gulf of Mexico.  Although the ban was lifted on October 12, 2010, the future of deepwater drilling in the U.S. Gulf of Mexico remains uncertain.  In addition, we cannot predict how government agencies will respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in a long-term reduction in activity in this market.

West Africa

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$53,725	$58,736	$(5,011)	(8.5)%
Operating expense	$37,730	$43,823	$6,093	13.9%
Operating margin	29.8%	25.4%	4.4%	17.3%
Flight hours	9,885	9,175	710	7.7%

Gross revenue for West Africa decreased primarily due to the loss of a major customer in this market since the Comparable Quarter, reduced activity on certain contracts and a decrease in reimbursable revenue, partially offset by new contracts, increased rates on existing contracts and fewer flight delay penalties.

The decrease in operating expense was primarily a result of a decrease in maintenance, training, travel and salaries and benefits as a result of cost reduction efforts made after the loss of the major customer.  Additionally, in the Comparable Quarter we recorded a charge of $1.8 million to reduce the carrying value of obsolete inventory.  The increase in operating margin was primarily driven by lower operating expense, including the impact of the obsolete inventory charge in the Comparable Quarter.

As previously discussed, we have seen recent changes in the West Africa market as a result of increased competition in this market.  Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

Australia

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$41,440	$38,188	$3,252	8.5%
Operating expense	$34,301	$28,830	$(5,471)	(19.0)%
Operating margin	17.2%	24.5%	(7.3)%	(29.8)%
Flight hours	3,234	3,304	(70)	(2.1)%

Gross revenue for Australia increased primarily due to a favorable impact of changes in exchange rates and an increase in reimbursable revenue for fixed wing aircraft charges to customers.  These increases were partially offset by decreased revenue from certain contracts ending since the Comparable Quarter.

Operating expense increased primarily due to the impact of changes in exchange rates and an increase in salaries and benefits due to the timing of crew training, annual salary increases and subsequent increases in the annual leave and long service leave provisions.  Also, fuel has increased due to a change in the aircraft mix and depreciation expense has increased as a result of new aircraft added to this market since the Comparable Quarter.  The decrease in operating margin from the Comparable Quarter is primarily due to increased compensation and depreciation expense.

During the Current Period, a major customer re-bid a contract we were the incumbent on and awarded this to a competitor.  This contract provides us with annualized revenue of approximately $40 million and ends on May 31, 2011.

Other International

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$41,865	$33,345	$8,520	25.6%
Operating expense	$32,124	$28,690	$(3,434)	(12.0)%
Earnings from unconsolidated affiliates, net of losses	$1,854	$526	$1,328	252.5%
Operating margin	27.7%	15.5%	12.2%	78.7%
Flight hours	11,417	10,734	683	6.4%

Gross revenue for Other International increased due to an increase in revenue in Brazil (new aircraft on contract), the Baltic Sea, Suriname and Ghana (new contracts) and Russia (increased activity), partially offset by a decrease in revenue in Kazakhstan (due to our exit from this market), Malaysia and Libya (decreased activity).

Operating expense increased primarily due to an increase in costs in Brazil (new aircraft on contract), Russia (increased maintenance costs) and the Baltic Sea and Suriname (new contracts).  These increases were partially offset by a decrease in administrative costs in this business unit.  Operating expense also decreased since we continued incurring operating expenses as we were exiting Kazakhstan in the Comparable Quarter.

Earnings from unconsolidated affiliates, net of losses increased from the Comparable Quarter due an increase of $0.2 million in earnings from our investment in Líder Aviação Holdings S.A. (“Líder”) and a decrease in our losses from our investment in Heliservicio Campeche S.A. de C.V. (“Heliservicio”) of $1.1 million.

During the Comparable Quarter, our aircraft were grounded in Kazakhstan incurring operating expense but not generating revenue.  Operating margin improved from the Comparable Quarter primarily due to our exit from Kazakhstan as we are no longer incurring operating expenses in this market and a decrease in administrative costs.

In addition to our 24% interest in Heliservicio, we own a 99% interest in Rotorwing Leasing Resources, L.L.C. (“RLR”), a consolidated subsidiary that leases helicopters to Heliservicio.  On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively.  Through this agreement, we and our partners have agreed that CICSA will purchase the remaining 24% interest in Heliservicio.  Additionally, concurrent with the sale of our interest in Heliservicio, we will execute our option under a prior agreement to purchase the 1% interest in RLR owned by RFS.  We expect this transaction to be substantially complete by March 31, 2011. Once complete, we will have no ownership interest in Heliservicio and full ownership of RLR.

The Equity Agreement also includes provisions for the settlement of past due amounts (including past due accounts receivable) due from Heliservicio to us and settlement of other matters.  As part of this agreement, on January 31, 2011, we received a net payment from Heliservicio of $2.7 million that was applied to outstanding accounts receivable and wrote-off $5.6 million of previously reserved accounts receivable due from Heliservicio.

The Equity Agreement also provides for our release from the $23.8 million in guarantees included in the table above and discussed in Note 5.  While we will no longer have an equity interest in an operating entity in Mexico, we will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements.

We currently have approximately $24 million of inventory supporting the fleet of aircraft operated by Heliservicio in Mexico, of which approximately $12 million is in Mexico with the remainder in transit to Mexico or at our maintenance facilities in the U.S.  We expect to recover the value of this inventory either through use in Heliservicio’s operations, consumption elsewhere in the Bristow Group fleet, in support of other operator's fleets or through sale of the inventory to third parties.  However, if certain events do not occur as expected, it is possible that a partial impairment of the inventory may be necessary.  We estimate the range of potential loss to be $5 million to $10 million.

Corporate and other

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$6,393	$8,464	$(2,071)	(24.5)%
Operating expense	21,834	21,388	(446)	(2.1)%
Earnings from unconsolidated affiliates, net of losses	(3)	—	(3)	(100.0)%
Operating loss	$(15,444)	$(12,924)	$(2,520)	(19.5)%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated to other business units.

Gross revenue decreased due to a decrease in revenue at Bristow Academy as a result of a delay in military training contracts and a decrease in technical services revenue as a result of timing of part sales.

Operating expense increased slightly due to increases in corporate and Bristow Academy operating expenses mostly offset by decrease in cost of part sales for technical services.  Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense increased due to an increase in salaries and benefits and legal and professional fees.

Interest Expense, Net

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$417	$365	$52	14.2%
Interest expense	(11,459)	(11,405)	(54)	(0.5)%
Amortization of debt discount	(794)	(751)	(43)	(5.7)%
Amortization of debt fees	(2,799)	(496)	(2,303)	*
Capitalized interest	1,279	1,673	(394)	(23.6)%
Interest expense, net	$(13,356)	$(10,614)	$(2,742)	(25.8)%
_________
* not meaningful

Interest expense, net increased primarily due to the write-off of $2.4 million of unamortized debt issuance costs in the Current Quarter as a result of the early redemption of the 6⅛% Senior Notes and a decrease in capitalized interest during the Current Quarter as a result of a decrease in the average amount of construction in progress during the Current Quarter versus the Comparable Quarter.

Other Income (Expense), Net

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$(487)	$731	$(1,218)	(166.6)%
Other	(2,305)	2,964	(5,269)	(177.8)%
Total	$(2,792)	$3,695	$(6,487)	(175.6)%

The decrease in foreign currency (losses) gains primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Quarter.  Additionally, other income (expense), net in the Current Quarter includes a $2.3 million redemption premium as a result of the early redemption of the 6⅛% Senior Notes.  The Comparable Quarter included $2.8 million of hedging gains realized as a result of the termination of forward contracts on euro-denominated aircraft purchase commitments.

Taxes

	Three Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective income tax rate	(38.8)%	17.3%	56.1%	*
Net foreign tax on non-U.S. earnings	$4,935	$2,636	$(2,299)	(87.2)%
Foreign earnings indefinitely reinvested abroad	(10,018)	(10,304)	(286)	2.8%
Change in valuation allowance for foreign tax credit utilization	—	456	456	100.0%
Expense from change in tax contingency	1,041	461	(580)	(125.8)%
Release of deferred tax liability due to restructure	(17,698)	—	17,698	*
_________
* not meaningful

The effective income tax rate for the Current Quarter reflects the tax implications of the implementation of a restructuring that more closely aligns our legal structure with our global operational structure.  As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

During the Current Quarter, we recorded a net reduction of our provision for income taxes of $16.6 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years.  Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required.  Excluding this reduction, our effective tax rate decreased to 15.6% for the Current Quarter from 17.3% in the Comparable Quarter as a result of the corporate restructuring, which increased the earnings reported as permanently reinvested outside the U.S.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our business units.  Our consolidated results are discussed under “Results of Operations” above.

Europe

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$349,114	$348,268	$846	0.2%
Operating expense	$291,963	$296,580	$4,617	1.6%
Earnings from unconsolidated affiliates, net of losses	$8,230	$6,392	$1,838	28.8%
Operating margin	18.7%	16.7%	2.0%	12.0%
Flight hours	41,075	42,694	(1,619)	(3.8)%

Gross revenue for Europe increased, despite a decrease in flight hours, as a result of price escalations on existing contracts, renegotiated rates on contract renewals and an increase in reimbursable revenue.  Three new customers were added since the Comparable Period contributing to a shift toward larger aircraft in this market.  The increase in revenue was partially offset by an unfavorable change in exchange rates and short-term work provided in the Comparable Period to a customer in the North Sea that resulted in increased flight hours in that period.

Operating expense for Europe decreased primarily due to the favorable impact of changes in exchange rates and decreased maintenance, freight and training costs as a result of cost savings initiatives, partially offset by increased reimbursable expense.

Earnings from unconsolidated affiliates, net of losses increased as a result of lower depreciation on certain aircraft for our equity method investment.

Operating margin improved primarily due to increased equity earnings, price escalations and renegotiated rates.

North America

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$153,721	$144,277	$9,444	6.5%
Operating expense	$137,592	$133,624	$(3,968)	(3.0)%
Operating margin	10.5%	7.4%	3.1%	41.9%
Flight hours	64,762	61,044	3,718	6.1%

Gross revenue for North America increased primarily due to additional work from BP in support of the ongoing spill control and monitoring effort and rate increases on certain existing contracts partially offset by reduced activity from the ongoing impact of the deepwater oil spill and the drilling moratorium in the U.S. Gulf of Mexico.  The change in contracts in the Current Period resulted in a change in aircraft type and rates allowing for increased revenue at a higher rate than the increase in flight hours.

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

West Africa

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$170,931	$165,005	$5,926	3.6%
Operating expense	$122,142	$121,365	$(777)	(0.6)%
Operating margin	28.5%	26.4%	2.1%	8.0%
Flight hours	29,217	26,595	2,622	9.9%

Gross revenue for West Africa increased primarily due to new contracts, rate escalations under existing contracts and a reduction in aircraft maintenance delays partially offset by reduced activity on some contracts.  Additionally, reimbursable revenue decreased due to a decrease in training and duty recharges that were rebilled to a customer during the Comparable Period.

The increase in operating expense was primarily a result of increases in fuel charges due to new contracts and an increase in freight charges due to the mobilization of two aircraft to this market.  Additionally, we incurred $1.1 million more in employee severance costs in the Current Period versus the Comparable Period as a result of the loss of a major contract that finished during the Current Period.  Operating margin improved primarily due to rate escalations.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.

Australia

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$114,095	$96,684	$17,411	18.0%
Operating expense	$92,910	$74,659	$(18,251)	(24.4)%
Operating margin	18.6%	22.8%	(4.2)%	(18.4)%
Flight hours	9,793	8,978	815	9.1%

Gross revenue for Australia increased primarily due to a favorable impact of changes in exchange rates and an increase in flight hours as a result of changes in aircraft on contract from the Comparable Period.  We have introduced new aircraft since the Comparable Period resulting in a change of revenue mix.

Operating expense increased primarily due to the impact of changes in exchange rates and an increase in salaries and benefits due to the increase in activity, annual salary increases and subsequent increases in the annual leave and long service leave provisions.  During the Comparable Period, we reversed costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities.  Excluding the reversal of these tax items, operating margin would have been 21.9% in the Comparable Period.  Operating margin declined due to the increase in salaries and benefits in the Current Period and reversal of tax items in the Comparable Period.

For discussion of additional matters related to operations in Australia, see “— Current Quarter Compared to Comparable Quarter – Australia” included elsewhere in this Quarterly Report.

Other International

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$110,979	$103,346	$7,633	7.4%
Operating expense	$87,201	$82,200	$(5,001)	(6.1)%
Earnings from unconsolidated affiliates, net of losses	$1,184	$4,225	$(3,041)	(72.0)%
Operating margin	22.5%	24.5%	(2.0)%	(8.2)%
Flight hours	35,471	33,669	1,802	5.4%

Gross revenue for Other International increased due to an increase in revenue in Brazil (new aircraft on contract), the Baltic Sea and Suriname (new contracts) and Russia and Trinidad (increased activity), partially offset by a decrease in revenue in Kazakhstan and Bolivia (due to our exit from these markets) and Libya and Malaysia (decreased activity).

Operating expense increased primarily due to an increase in costs in Russia, Brazil and Mexico (increased maintenance costs) and the Baltic Sea (new contract).  These increases were partially offset by a decrease in operating expense as we no longer operate in Kazakhstan.

Earnings from unconsolidated affiliates, net of losses decreased due to a decrease in earnings from our investment in Líder of $2.6 million from the Comparable Period to the Current Period as a result of a decrease in foreign currency transaction gains.

The decrease in earnings from unconsolidated affiliates, net of losses along with the effect of no longer operating in Kazakhstan resulted in a decrease in operating margin from the Comparable Period.  Excluding the reversal of the bad debt in Kazakhstan, operating margin for the Comparable Period would have been 22.1%.

For discussion of additional matters related to operations in this business unit, see “— Current Quarter Compared to Comparable Quarter – Other International” included elsewhere in this Quarterly Report.

Corporate and other

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$25,656	$31,642	$(5,986)	(18.9)%
Operating expense	65,748	66,691	943	1.4%
Earnings from unconsolidated affiliates, net of losses	(59)	8	(67)	*
Operating loss	$(40,151)	$(35,041)	$(5,110)	(14.6)%
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

Operating expense decreased due to a decrease in corporate operating expenses and decrease in technical services expense partially offset by an increase in expense at Bristow Academy due to increases in salaries, contract labor and lease costs in anticipation of military training contracts that were delayed.  Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units.  Corporate operating expense decreased primarily due to the inclusion of costs related to the separation between the Company and three officers during the Comparable Period.

Interest Expense, Net

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Interest income	$877	$797	$80	10.0%
Interest expense	(34,786)	(34,129)	(657)	(1.9)%
Amortization of debt discount	(2,360)	(2,213)	(147)	(6.6)%
Amortization of debt fees	(3,791)	(1,489)	(2,302)	(154.6)%
Capitalized interest	4,674	6,200	(1,526)	(24.6)%
Interest expense, net	$(35,386)	$(30,834)	$(4,552)	(14.8)%

Interest expense, net increased primarily due to the write-off of $2.4 million of unamortized debt issuance costs in the Current Period as a result of the early redemption of the 6⅛% Senior Notes, a decrease in capitalized interest during the Current Period as a result of a decrease in the average amount of construction in progress during the Current Period versus the Comparable Period and interest recorded on new short-term borrowings.

Other Income (Expense), Net

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(671)	$(74)	$(597)	*
Other	(1,717)	4,097	(5,814)	(141.9)%
Total	$(2,388)	$4,023	$(6,411)	(159.4)%
_________
* not meaningful

The decrease in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during the Current Period.  Other income (expense), net also includes gains on sales of two joint ventures during the Current Period.  Additionally, other income (expense), net in the Current Quarter includes a $2.3 million redemption premium as a result of the early redemption of the 6⅛% Senior Notes.  The Comparable Period included $3.9 million of hedging gains realized as a result of the termination of forward contracts on a euro-denominated aircraft purchase commitments.

Taxes

	Nine Months Ended December 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective income tax rate	0.0%	23.8%	23.8%	*
Net foreign tax on non-U.S. earnings	$10,332	$12,266	$1,934	15.8%
Foreign earnings indefinitely reinvested abroad	(29,912)	(31,895)	(1,983)	(6.2)%
Change in valuation allowance for foreign tax credit utilization	—	1,503	1,503	100.0%
Expense from change in tax contingency	2,658	3,720	1,062	28.5%
Foreign statutory rate reduction	(2,038)	—	2,038	*
Release of deferred tax liability due to restructure	(17,698)	—	17,698	*
_________
* not meaningful

The effective income tax rate for the Current Period reflects the tax implications of the implementation of a restructuring that more closely aligns our legal structure with our global operational structure.  As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

During the Current Period, we recorded a net reduction of our provision for income taxes of $17.4 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years.  Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required.  The effective tax rate for the Comparable Period included the impact of an increase in tax expense resulting from tax contingency items and changes in our expected foreign tax credit utilization.  Excluding these items, our effective tax rate decreased to 17.0% for the Current Period from 19.1% in the Comparable Period as a result of the corporate restructuring, which increased the earnings reported as permanently reinvested outside the U.S.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $115.4 million during the Current Period compared to $163.0 million during the Comparable Period.  Changes in non-cash working capital used $50.2 million in cash flows from operating activities for the Current Period compared to $11.8 million provided by operating activities in the Comparable Period.

Investing Activities

Cash flows used in investing activities were $103.3 million and $354.3 million for the Current Period and Comparable Period, respectively.  Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2010	2009
Number of aircraft delivered:
Small	—	4
Medium	4	8
Large	1	7
Fixed wing	—	1
Total aircraft	5	20

Capital expenditures (in thousands):
Aircraft and related equipment	$104,071	$236,248
Other	18,677	14,024
Total capital expenditures	$122,748	$250,272

In addition to these capital expenditures, investing cash flows were impacted by aircraft sales and acquisitions.  During the Current Period, we received proceeds of $9.9 million primarily from the disposal of nine aircraft and certain other equipment, which together resulted in a net gain of $3.6 million, we received a $1.0 million deposit for an aircraft that was held for sale and we received insurance recoveries of $7.3 million.  Also, during the Current Period we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.  During the Comparable Period, we received proceeds of $75.0 million from the disposal of 20 aircraft and certain other equipment, which together resulted in a net gain of $13.3 million.  Additionally, during the Comparable Period, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil for $179.0 million, including transaction costs.

Financing Activities

Cash flows generated from financing activities were $2.6 million during the Current Period compared to $14.7 million cash flows used during the Comparable Period.  During the Current Period, cash was used for the repayment of debt totaling $246.6 million (including $232.3 million for early retirement of our 6⅛% Senior Notes), acquisition of 60% ownership in Bristow Caribbean Limited for $0.8 million and distribution to noncontrolling interest owners of $0.6 million.  Additionally, during the Current Period we borrowed $251.1 million (including $243 million on our amended and restated revolving credit and term loan agreement) and incurred debt issuance costs of $3.3 million, and our fully consolidated subsidiary, Aviashelf Aviation Co., received $1.9 million in borrowings.  During the Comparable Period, cash was used for the payment of preferred stock dividends of $6.3 million and repayment of debt totaling $10.1 million and cash was provided by the issuance of common stock upon exercise of stock options of $1.3 million.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2010 and the future periods in which such obligations are expected to be settled in cash.  In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.  Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report and in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Nine Months Ending	Fiscal Year Ending March 31,
	Total	March 31, 2011	2012 – 2013	2014 – 2015	2016 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$741,680	$1,881	$25,801	$53,770	$660,228	$—
Interest	326,815	17,677	76,977	81,012	151,149	—
Aircraft operating leases (2)	105,464	3,841	26,273	25,122	50,228	—
Other operating leases (3)	54,912	3,875	16,388	9,552	25,097	—
Capital lease obligation	11,115	293	2,340	2,340	6,142	—
Pension obligations (4)	155,135	5,118	42,070	43,230	64,717	—
Aircraft purchase obligations (5)	105,264	13,333	91,931	—	—	—
Other purchase obligations (6)	19,776	19,572	204	—	—	—
Tax reserves (7)	11,485	—	—	—	—	11,485
Total contractual cash obligations	$1,531,646	$65,590	$281,984	$215,026	$957,561	$11,485
Other commercial commitments:
Debt guarantees (8)	$15,655	$—	$15,655	$—	$—	$—
Other guarantees (9)	23,817	1,712	3,368	18,737	—	—
Letters of credit	1,791	1,791	—	—	—	—
Contingent consideration (10)	36,125	—	36,125	—	—	—
Other commitments (11)	72,124	6,900	19,224	46,000	—	—
Total commercial commitments	$149,512	$10,403	$74,372	$64,737	$—	$—
_________

(1)	Excludes unamortized premium on the 7½% Senior Notes due 2017 of $0.4 million and unamortized discount on the 3% Convertible Senior Notes due 2038 of $16.6 million.

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

(4)
Represents expected funding for pension benefits in future periods.  These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pension plans will be fully funded in approximately seven and ten years, respectively.  As of December 31, 2010, we had recorded on our condensed consolidated balance sheet a $112.2 million pension liability associated with these obligations.  The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts and commitments associated with upgrading facilities at our bases.

(7)
Represents gross unrecognized tax benefits (see discussion in Note 9 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report) that may result in cash payments being made to certain tax authorities.  We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)	We have guaranteed the repayment of up to £10 million ($15.7 million) of the debt of FBS, an unconsolidated affiliate.

(9)
Relates to an indemnity agreement between us and Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio from time to time.  As of December 31, 2010, surety bonds denominated in Mexican pesos with an aggregate value of 295 million Mexican pesos ($23.8 million) were outstanding.  Furthermore, we have received a counter-guarantee from our partner in Heliservicio for 76% ($18.1 million) of the surety bonds outstanding.  As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report, on January 14, 2011 we entered into an agreement to sell our interest in Heliservicio.  This agreement provides for our release from the indemnity agreement to Afianzadora Sofimex, S.A.  We expect this transaction to be completed by March 31, 2011 at which time we will no longer provide this guarantee.

(10)
The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year periods ending December 31, 2011.  Based on Líder’s audited results for the periods ended December 31, 2010 and 2009, $17.0 million in earn-out payments was not earned, leaving maximum total earn-out payments of $36.1 million.  See Note 2 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2010 Annual Report for discussion of the Líder acquisition.

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

Financial Condition and Sources of Liquidity

We actively manage our liquidity through generation of cash from operations while assessing our appropriate investment funding needs.  While our principal source of liquidity for the past three years has been financing cash flows, which we have used to fund our fleet investment program and other investments, we have also generated significant cash from operations.  We maintain a conservative capital structure to provide financial flexibility.  Accordingly, since the beginning of fiscal year 2007 we have raised $1.3 billion of capital in a mix of debt and equity with both public and private financings.  During this same period, we have spent $1.5 billion on capital expenditures to grow our business.  In addition, other significant factors that affect our overall management of liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of available bank lines of credit and ability to attract long-term capital at satisfactory terms.

We expect that our cash on deposit as of December 31, 2010 of $100.9 million, cash flow from operations and proceeds from aircraft sales, as well as the borrowing capacity under our amended and restated revolving credit and term loan agreement, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $105.3 million as of December 31, 2010.  We plan to continue to be disciplined in our capital commitment program.  We have raised approximately $1.3 billion of capital in a mix of debt and equity with both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary.  In November 2010, we increased our liquidity by $75 million with our amended and restated revolving credit and term loan agreement.  Our debt to capitalization ratio was 34.6% as of March 31, 2010 and 33.0% as of December 31, 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”), and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010.  Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3.  “Legal Proceedings” in the fiscal year 2010 Annual Report.  Developments in these previously reported matters are described in Note 5 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A.  Risk Factors.

There have been no material changes during the three and nine months ended December 31, 2010 in our “Risk Factors” as discussed in our fiscal year 2010 Annual Report on Form 10-K and previously updated in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

November 1, 2010 – November 30, 2010	421	$41.31	—	$—
December 1, 2010 – December 31, 2010	22,459	$47.61	—	$—
________

(1)	No shares were purchased during the period of October 1, 2010 – October 31, 2010.

(2)
The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units and awards granted to employees under our 2007 Stock Incentive Plan.

Item 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K dated November 4, 2010).
10.2*	Amended and Restated Revolving Credit and Term Loan Agreement.
15.1*	Letter from KPMG LLP dated February 2, 2011, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document.
101.SCH±	XBRL Taxonomy Extension Schema Document.
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith.
**	Furnished herewith.
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

BRISTOW GROUP INC.

By: /s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By: /s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

February 2, 2011

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K dated November 4, 2010).
10.2*	Amended and Restated Revolving Credit and Term Loan Agreement.
15.1*	Letter from KPMG LLP dated February 2, 2011, regarding unaudited interim information.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document.
101.SCH±	XBRL Taxonomy Extension Schema Document.
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith.
**	Furnished herewith.
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