Form 10-K
period 2011-03-31
Bristow Group Inc
filed 2011-05-20
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31617

Bristow Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 W. Sam Houston Pkwy. S., Suite 1700 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 267-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of September 30, 2010 was $1,216,774,873.

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2011 was 36,317,905.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

BRISTOW GROUP INC.

INDEX — ANNUAL REPORT (FORM 10-K)

i

BRISTOW GROUP INC.

ANNUAL REPORT (FORM 10-K)

INTRODUCTION

This Annual Report on Form 10-K is filed by Bristow Group Inc., which we refer to as Bristow Group or the Company.

We use the pronouns “we”, “our” and “us” and the term “Bristow Group” to refer collectively to Bristow Group and its consolidated subsidiaries and affiliates, unless the context indicates otherwise. We also own interests in other entities that we do not consolidate for financial reporting purposes, which we refer to as unconsolidated affiliates, unless the context indicates otherwise. Bristow Group, Bristow Aviation Holdings Limited (“Bristow Aviation”), its consolidated subsidiaries and affiliates, and the unconsolidated affiliates are each separate corporations, limited liability companies or other legal entities, and our use of the terms “we,” “our” and “us” does not suggest that we have abandoned their separate identities or the legal protections given to them as separate legal entities. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2011 is referred to as “fiscal year 2011.”

We are a Delaware corporation incorporated in 1969. Our executive offices are located at 2000 W. Sam Houston Pkwy S., Suite 1700, Houston, Texas 77042. Our telephone number is (713) 267-7600.

Our website address is http://www.bristowgroup.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. All of our periodic report filings with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for fiscal periods ended on or after December 15, 2002 are made available, free of charge, through our website, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our clients, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, “could” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results are forward-looking statements.

Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance. We believe they are reasonable, but they involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements.

You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand; and

•	the possibility that we do not achieve the anticipated benefit of our fleet capacity expansion program.

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item 1A. “Risk Factors” included elsewhere in this Annual Report.

All forward-looking statements in this Annual Report are qualified by these cautionary statements and are only made as of the date of this Annual Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Mexico, Russia and Trinidad. We generated 82% and 94% of our consolidated gross revenue and business unit operating income, respectively, from operations outside of the U.S. in fiscal year 2011.

Our well established global safety program called “Target Zero” focused on improved safety performance, as our safety vision is to have zero accidents, zero harm to people and zero harm to the environment. In order to create further differentiation and add value to our clients, we are expanding “Target Zero” to now focus on additional areas related to maximizing uptime and service levels. The new expanded program called “Target Zero Accidents, Target Zero Downtime and Target Zero Complaints” is designed to deliver continuous improvements in all these important areas and demonstrate our commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. Our client’s operating expenditures in the production sector are the principle source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue.

Helicopters are generally classified as small (four to eight passengers), medium (12 to 16 passengers) and large (18 to 25 passengers), each of which serves a different transportation need of the offshore energy industry. Medium and large helicopters, which can fly in a wider variety of operating conditions, over longer distances, at higher speeds and carry larger payloads than small helicopters, are most commonly used for crew changes on large offshore production facilities and drilling rigs. With these enhanced capabilities, medium and large helicopters have historically been preferred in international markets, where the offshore facilities tend to be larger, the drilling locations tend to be more remote and the onshore infrastructure tends to be more limited. Additionally, local governmental regulations in certain international markets require us to operate twin-engine medium and large aircraft in those markets. Global demand for medium and large helicopters is driven by drilling, development and production activity levels in deepwater locations throughout the world, as the medium and large aircraft are able to travel to these deepwater locations. Small helicopters are generally used for shorter routes and to reach production facilities that cannot accommodate medium and large helicopters. Our small helicopters operate primarily over the shallow waters of Nigeria and the U.S. Gulf of Mexico. Worldwide there are more than 8,000 production platforms and 700 offshore rigs.

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

Most countries in which we operate limit foreign ownership of aviation companies. To comply with these regulations and yet expand internationally, we have formed or acquired interests in a number of foreign helicopter operators. These investments typically combine a local ownership interest with our experience in providing helicopter services to the offshore energy industry. These arrangements have allowed us to expand operations while diversifying the risks and reducing the capital outlays associated with independent expansion. We lease some of our aircraft to a number of unconsolidated affiliates which in turn provide helicopter services to clients locally.

Since fiscal year 2007, we have made strategic investments and acquisitions including investment in new generations of aircraft that are in heavy demand by our clients, expanded or increased investments in new markets, such as our acquisition of a 42.5% ownership interest in Líder Aviação Holding S.A. (“Líder”) in Brazil (giving us access to one of the fastest growing offshore helicopter markets in the world), acquisition of the remaining 51% interest of Bristow Norway and acquisition of Bristow Academy in order to ensure a source for new talented pilots.

In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. See “— Bristow Academy” and “— Technical Services” below for further discussion of these operations.

Since the beginning of fiscal year 2007, we have been able to raise $1.3 billion of capital in a mix of debt and equity with both public and private financings, generate gross proceeds of $101.6 million through the divestiture of non-core businesses, including the sale of Grasso Production Management (“Grasso”), Turbo Engines, Inc. (“Turbo”) and 53 small aircraft and related assets operating in the U.S. Gulf of Mexico and generate proceeds of approximately $200 million through the sale of other aircraft to the helicopter aftermarket. Concurrently, we have invested over $1.6 billion in capital expenditures to grow our business.

While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which consists of a $175 million revolving credit facility (“Revolving Credit Facility”) and a $200 million term loan (“$200 Million Term Loan”) (together referred to as our “Credit Facilities”), and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) export credit agency-supported financings, b) operating and capital leases, c) bank debt and d) private and public debt and/or equity placements.

Our capital commitments in future periods related to fleet renewal are discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Future Cash Requirements” included elsewhere in this Annual Report and are detailed in the table provided in that section.

Consistent with our growth strategy, we regularly engage in discussions with potential sellers and strategic partners regarding the possible purchase of assets, pursuit of joint ventures or other expansion opportunities that increase our position in existing markets or facilitate expansion into new markets. These potential expansion opportunities consist of both smaller transactions as well as larger transactions that could have a material impact on our financial position, cash flow and results of operations. We cannot predict the likelihood of completing, or the timing of, any such transactions.

As of March 31, 2011, the aircraft in our fleet, the aircraft which we expect to take delivery of in the future and the aircraft which we have the option to acquire were as follows:

	Number of Aircraft
	Consolidated Affiliates			Unconsolidated Affiliates

Type	In Fleet	On Order (1)	Under Option (2)	In Fleet	Maximum Passenger Capacity	Speed MPH (3)	Engine
Small Helicopters:
Bell 206L Series	35	—	—	8	6	115	Turbine
Bell 206B	2	—	—	2	4	100	Turbine
Bell 407	42	—	—	1	6	132	Turbine
BK-117	2	—	—	—	7	160	Twin Turbine
BO-105	2	—	—	—	4	125	Twin Turbine
EC135	6	—	—	3	6	143	Twin Turbine
Agusta 109	—	—	—	2	8	177	Twin Turbine
AS 350BB	—	—	—	36	4	161	Turbine

	89	—	—	52

Medium Helicopters:
Bell 212	3	—	—	22	12	115	Twin Turbine
Bell 412	39	—	—	46	13	125	Twin Turbine
EC155	4	—	—	—	13	167	Twin Turbine
Sikorsky S-76 A/A++	20	—	—	8	12	145	Twin Turbine
Sikorsky S-76 C/C++	54	—	—	26	12	145	Twin Turbine
EC175	—	—	12	—	16	161	Twin Turbine
AW 139	7	—	10	4	16	166	Twin Turbine

	127	—	22	106

Large Helicopters:
AS332L Super Puma	30	—	—	—	18	144	Twin Turbine
Bell 214ST	1	—	—	—	18	144	Twin Turbine
Sikorsky S-61	2	—	—	—	18	132	Twin Turbine
Sikorsky S-92	23	3	9	1	19	158	Twin Turbine
Mil Mi-8	7	—	—	—	20	138	Twin Turbine
EC225	15	3	—	—	25	167	Twin Turbine

	78	6	9	1

Training Aircraft:
Robinson R22	11	—	—	—	2	92	Piston
Robinson R44	2	—	—	—	4	130	Piston
Sikorsky 300CB/CBi	50	—	—	—	2	92	Piston
Bell 206B	9	—	—	—	4	100	Turbine
AS 355	3	—	—	—	5	138	Twin Turbine
Fixed wing	1	—	—	—

	76	—	—	—

Fixed wing	3	—	—	37

Total	373	6	31	196

(1)

All the aircraft on order are under signed client contracts and expected to be delivered during fiscal year 2012. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(2)

Represents aircraft which we have the option to acquire. If the options are exercised, the agreements provide that aircraft would be delivered over fiscal years 2012 through 2017. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Future Capital Requirements” included elsewhere in this Annual Report.

(3)	Represents the approximate normal cruise speed flying at gross weight and at sea level under standard operating conditions.

The following table shows the distribution of our consolidated revenue for fiscal year 2011 and aircraft as of March 31, 2011 among our business units.

		Aircraft in Consolidated Fleet
	Consolidated Revenue for Fiscal Year 2011	Helicopters
		Small	Medium	Large	Training	Fixed Wing	Total (1)	Unconsolidated Affiliates (2) (3)
									Total
Europe	39%	—	17	39	—	—	56	63	119
West Africa	18%	12	27	6	—	3	48	—	48
North America	16%	70	25	2	—	—	97	—	97
Australia	13%	2	14	16	—	—	32	—	32
Other International	12%	5	44	15	—	—	64	133	197
Corporate and other	2%	—	—	—	76	—	76	—	76

Total	100%	89	127	78	76	3	373	196	569

(1)	Includes 16 aircraft held for sale.
(2)	The 196 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.
(3)	Includes 47 helicopters (primarily medium) and 28 fixed wing aircraft owned by Líder, our unconsolidated affiliate in Brazil, included in our Other International business unit.

Europe

We operate our Europe business unit from four bases in the U.K., one base in Holland and three bases in Norway. Our Europe operations are managed out of our facilities in Aberdeen, Scotland. Based on the number of aircraft operating, we are one of the largest providers of helicopter services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. The offshore facilities in the Northern North Sea and Norwegian North Sea are large and require frequent crew change flight services. In the Southern North Sea, the facilities are generally smaller with some unmanned platforms requiring shuttle operations to up-man in the morning and down-man in the evening. We deploy the majority of the large aircraft in our consolidated fleet in Europe. Our client base in this business unit consists primarily of major integrated and independent oil and gas companies. In addition to our oil and gas helicopter services, we are a civil supplier of search and rescue services to the Netherlands Oil and Gas Exploration and Production Association. Our Europe operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days.

West Africa

As of March 31, 2011, all of our aircraft in our West Africa business unit operate in Nigeria, where we are the largest provider of helicopter services to the oil and gas industry. We deploy a combination of small, medium and large aircraft in Nigeria and service a client base comprised mostly of major integrated oil and gas companies. We have seven operational bases, with the largest bases located in Escravos, Warri, Port Harcourt and Lagos. The marketplace for our services had historically been concentrated predominantly in the oil rich swamp and shallow waters of the Niger Delta area. More recently we have been undertaking work further offshore in support of deepwater exploration. Operations in West Africa are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of November and the middle of March. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.

North America

We operate our North America business unit from seven operating facilities in the U.S. Gulf of Mexico and three operating facilities in Alaska. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico. Our client base in this business unit consists of mostly international, independent and major integrated oil and gas companies. The U.S. Gulf of Mexico is a major offshore oil and gas producing region with approximately 2,500 production platforms and 110 drilling rigs. The shallow water platforms are typically unmanned and are serviced by small aircraft. The deepwater platforms are serviced by medium and large aircraft. Among our strengths in this region, in addition to our ten operating facilities, are our advanced flight-following systems and our widespread and strategically located offshore fuel stations. Operations in the U.S. Gulf of Mexico are subject to seasonality as the months of December through March typically have more days of harsh weather conditions than the other months of the year. Additionally, during the months of June through November, tropical storms and hurricanes may reduce activity as we are unable to operate in the area of the storm. Our principal work in Alaska utilizes five aircraft that provide daily support to the Trans-Alaska pipeline, along with providing small and medium twin engine contract and charter service to onshore and offshore exploration, development and production activities on the North Slope and in the Cook Inlet. Operations in Alaska are subject to seasonality as fall and winter months have fewer hours of daylight and harsh weather conditions limit some oil and gas related activities.

Australia

We are the largest provider of helicopter services to the oil and gas industry in Australia, where we have five bases located in Western Australia, one in Victoria and one in Queensland. These operations are managed from our Australian head office facility in Perth, Western Australia. Our operating bases are located in the vicinity of the major oil and gas exploration and production fields in the North West Shelf, Browse and Carnarvon basins of Western Australia and the Bass Straits in Victoria, where our fleet provides helicopter services solely to offshore oil and gas operators. We also provide airport management services on Barrow Island in Western Australia. Our client base in Australia consists primarily of major integrated oil and gas companies. We also provide engineering support to the Republic of Singapore Air Force’s fleet of helicopters at their base in Oakey, Queensland.

Other International

We currently conduct our Other International operations in the Baltic Sea, Brazil, Egypt, Ghana, India, Malaysia, Mexico, Russia, Suriname, Trinidad, and Turkmenistan and prior to the recent civil unrest and the implementation of sanctions conducted operations in Libya. As of March 31, 2011, we and our unconsolidated affiliates operated a mixture of small, medium, and large aircraft in these markets. While we have a diverse client base in this business unit, a large majority of revenue is generated from monthly fixed charges for production related work. The following is a description of operations in our Other International business unit as of March 31, 2011.

•

Brazil – We own a 42.5% interest Líder, the largest provider of helicopter and corporate aviation services in Brazil, which we acquired on May 26, 2009. Líder was founded in 1973 and has grown to be a market leader in Brazil. Líder has five primary operating units comprising helicopter service; maintenance, chartering, ground handling, and aircraft sales. Líder’s fleet includes 47 rotor wing and 28 fixed wing aircraft. Líder management recently introduced large helicopters into their operational portfolio allowing them to gain competence and positioning them for the anticipated growth associated with Brazil’s pre-salt fields. Líder also has a vast network of over 20 bases distributed strategically in Brazil including locations in Macae, Rio de Janiero, Sao Tome, Urucu and Vitória. We currently lease four medium and two large aircraft to Líder.

•

Egypt – We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation which provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. PAS owns 45 aircraft and operates from multiple locations. The remaining 75% interest in PAS is owned by Egyptian General Petroleum Corporation.

•

Malaysia – We lease six aircraft to MHS Aviation Berhad which are operated from bases in Kerteh and Bintulu and provide services to international oil and gas companies. In addition, we have a Technical Services Agreement with MHS Aviation Berhad under which we provide a number of supervisory engineers and other technical services as required.

•

Mexico – We are one of the largest providers of helicopter services in Mexico through our joint venture, and we conduct diverse operations ranging from offshore crew transfers to seismic support. We own a 24% interest in Heliservicio Campeche S.A. de C.V. (“Heliservicio”), which provides offshore helicopter transportation to Petróleos Mexicanos (“PEMEX”) and other companies on a contract and ad hoc basis. Heliservicio leases 21 aircraft from us and leases 13 aircraft from other parties to provide helicopter services to its clients. Heliservicio services clients primarily from bases located in Mexico City, Cuidad del Carmen, Poza Rica, Tampico, Dos Bocas and Vera Cruz. For discussion of the pending sale of our interest in Heliservicio see Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

•	Russia – We operate seven large aircraft from three locations on Sakhalin Island, where we provide helicopter services to international and domestic oil and gas companies.

•

Trinidad – We operate eight medium aircraft that are used to service our clients who are primarily engaged in oil and gas activities. We have one base located at Trinidad’s airport at the Port of Spain.

•

Other – In the Baltic Sea, Ghana, and Suriname, we operate two aircraft in each location that are used to service our clients who are engaged in oil and gas activities. We also operate two aircraft through our 51% interest in Turkmenistan Helicopters Limited (“THL”), a Turkmenistan corporation that provides helicopter services to an international oil and gas company from a single location. In India, we dry lease one aircraft to an Indian helicopter operator from one location. We also operated two aircraft in Libya prior to the commencement of civil unrest.

Bristow Academy

Bristow Academy is a leading provider of helicopter training services with over 20 years of operating history and training facilities in Titusville, Florida; Concord, California; New Iberia, Louisiana and Gloucestershire, England. Bristow Academy trains students from around the world to become helicopter pilots and is approved to provide helicopter flight training at the commercial pilot and flight instructor level by both the U.S. Federal Aviation Administration (“FAA”) and the European Joint Aviation Authority (“JAA”). Bristow Academy operates 76 aircraft (including 53 owned and 23 leased aircraft) and employs approximately 160 people, including 61 primary flight instructors. Additionally, Bristow Academy conducts military training, which generated approximately 33% of Bristow Academy’s revenue for fiscal year 2011.

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

Clients and Contracts

The principal clients for our Helicopter Services are major integrated, national and independent oil and gas companies. During fiscal years 2011, 2010 and 2009, the aggregate activities of Shell accounted for 9%, 12% and 18%, respectively, of our consolidated gross revenue. Also, during fiscal years 2011, 2010 and 2009, Chevron accounted for 11%, 12% and 11%, respectively, of our consolidated gross revenue. No other client accounted for 10% or more of our consolidated gross revenue during any of those periods. During fiscal year 2011, our top ten clients accounted for 53% of our consolidated gross revenue.

The following presents our top ten clients in fiscal year 2011 and their percentage contribution to our consolidated gross revenue during fiscal years 2011, 2010 and 2009.

	Fiscal Year Ended March 31,
Client Name	2011	2010	2009
Chevron	11.3%	11.9%	10.5%
BP	9.6%	6.0%	4.3%
Shell	8.8%	11.8%	18.0%
ConocoPhillips	5.4%	4.1%	2.6%
Exxon Mobil	3.8%	3.6%	0.1%
Woodside Energy	3.2%	3.0%	3.0%
Talisman Energy	3.0%	3.1%	3.7%
Heliservicio	2.9%	3.6%	3.2%
IAC	2.7%	0.1%	—
Statoil	2.6%	2.8%	1.8%

Our helicopter contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. Our charges for ad hoc services are generally based on an hourly rate, or a daily or monthly fixed fee plus additional fees for each hour flown. Generally, our ad hoc services have a higher margin than our other helicopter contracts due to supply and demand dynamics. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the client. Cost reimbursements from clients are recorded as reimbursable revenue in our consolidated statements of income.

Generally, our helicopter contracts are cancelable by the client with a notice period ranging from 30 to 180 days. In the North America business unit, we generally enter into short-term contracts for twelve months or less. Outside of North America, contracts are longer term, which is typically between two and five years. These long term contracts generally include escalation provisions allowing annual rate increases, which may be based on a fixed dollar or percentage increase, an increase in an agreed index or our increased costs, which we negotiate to pass along to clients.

Competition

The helicopter transportation business is highly competitive throughout the world. We compete directly against multiple providers in almost all of our regions of operation. We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Australia, and a number of smaller local competitors in other markets. In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work. Despite the new competition in Nigeria, we believe that it is difficult for additional significant competitors to enter our industry because it requires considerable capital investment, working capital, a complex system of onshore and offshore bases, personnel and operating experience. However, these requirements can be overcome with the appropriate level of client support and commitment. In addition, while not the predominant practice, certain of our clients and potential clients in the offshore energy industry perform their own helicopter services on a limited basis.

In most situations, clients charter helicopters on the basis of competitive bidding. On limited occasions, our clients renew or extend existing contracts without employing a competitive bid process. Contracts are generally awarded based on a number of factors, including price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the client, knowledge of the site characteristics and existing facilities to support the operations. Because certain of our clients in the offshore energy industry have the capability to perform their own helicopter services, our ability to increase charter rates may be limited under certain circumstances.

Code of Business Integrity

We have adopted a Code of Business Integrity for directors, officers (including our principal executive officer, principal financial officer and chief accounting officer) and employees (our “Code”). Our Code covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, compliance procedures and employee complaint procedures. Our Code is posted on our website, http://www.bristowgroup.com, under the “Code of Integrity” caption.

Safety, Industry Hazards and Insurance

Hazards such as severe weather and mechanical failures are inherent in the transportation industry and may result in the loss of equipment and revenue. It is possible that personal injuries and fatalities may occur. We believe our air accident rate per 100,000 flight hours, which has historically been greater than ten times lower than the reported global oil and gas production helicopter average data, indicates that we have consistently performed better than the industry average with respect to safety. In fiscal years 2011, 2010, and 2009 we had no accidents that resulted in any fatalities.

Our well established global safety program called “Target Zero” focused on improved safety performance, as our safety vision is to have zero accidents, zero harm to people, and zero harm to the environment. The key components are to improve safety culture and individual behaviors and to increase the level of safety reporting by the frontline employees, increase accountability for addressing identified hazards by the operational managers and provide for independent auditing of the operational safety programs. See discussion of our recent expansion of “Target Zero” in “– Overview.”

We maintain hull and liability insurance which generally insures us against damage to our aircraft and the related liabilities which may be incurred as a result. We also carry insurance for war risk, expropriation and confiscation of the aircraft we use in certain of our international operations. Further, we carry various other liability and property insurance, including workers’ compensation, general liability, employers’ liability, auto liability, and property and casualty coverage. We believe that our insurance program is adequate to cover any claims ultimately incurred related to property damage and liability events.

Employees

As of March 31, 2011, we employed 3,289 employees. Many of our employees are represented under collective bargaining agreements. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement. We believe that our relations with our employees are generally satisfactory.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2011
U.K. Pilots	British Airline Pilots Association (“BALPA”)	Agreement expires in September 2011. Negotiations due to start in June 2011.	220

U.K. Engineers and Staff	Unite	Agreement expires in July 2011. Negotiations due to start in May 2011.	550

Bristow Norway Pilots	Norsk Flygerforbund (“NALPA”); new union (“PARAT”) effective April 1, 2010	Collective agreement expired March 31, 2011. Negotiations due to start in May 2011.	100

Bristow Norway Engineers	Norsk Helikopteransattes Forbund (“NU of HE”)/BNTF	Agreements expired March 31, 2011 (National) and December 31, 2010 (Local). Currently in negotiation on agreement wording; economics awaiting national outcome.	70

Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreements expired in April 2011. Currently in negotiations.	160

Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	We recognize this union for representation purposes, but there is no formal commitment to negotiate remuneration.	130

North America Pilots	Office and Professional Employees International Union (“OPEIU”)	Currently in negotiations.	260

Australia Pilots	Australian Federation of Air Pilots	Agreement expires in December 2012.	100

Australia Engineers and BDI Tradesmen and Staff	Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and elected employee representatives	Agreement for engineers expires in March 2012. Other agreement expires December 2013.	160

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

Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if at least 75% of its voting interests are owned or controlled by U.S. citizens, the president of the company is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and the company is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2011, approximately 2,618,000 shares of our common stock, par value $.01 per share (“Common Stock”), were held of record by persons with foreign addresses. These shares represented approximately 7% of our total outstanding Common Stock as of March 31, 2011. Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock and our 3% convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) is publicly traded.

Also, we are subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act, which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.

United Kingdom

Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and European Union statutes and regulations. We carry persons and property in our helicopters pursuant to an operating license issued by the Civil Aviation Authority (“CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which we conduct operations in the U.K., Bristow Helicopters Ltd., must be owned directly or through majority ownership by European Union nationals, and must at all times be effectively controlled by them. To comply with these restrictions, we own only 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters Ltd. In addition, we have a put/call agreement with the other two stockholders of Bristow Aviation which grants us the right to buy all of their Bristow Aviation ordinary shares (and grants them the right to require us to buy all of their shares). Under English law, to maintain Bristow Helicopter Ltd.’s operating license, we would be required to find a qualified European Union owner to acquire any of the Bristow Aviation shares that we have the right or obligation to acquire under the put/call agreement. In addition to our equity investment in Bristow Aviation, we own deferred stock, essentially a subordinated class of stock with no voting rights, and hold subordinated debt issued by Bristow Aviation.

The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The CAA often imposes improved safety standards. Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate certain aircraft for hire within the U.K. unless such aircraft are approved by the CAA. Changes in U.K. or European Union statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in the U.K.

Also, we will be subject to the U.K. Bribery Act which comes into effect July 2011 and creates criminal offenses for bribery and failing to prevent bribery.

Nigeria

In the last year, the Nigerian government passed the Nigerian Content Act. We expect this to have a significant impact on the contracting process because it requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor even if such company’s services are up to 10% more expensive. Additionally, the Nigerian Content Act allows the monitoring board to penalize companies that do not meet these new local content requirements up to 5% of the value of the contract. Also, the Nigerian Civil Aviation Authority (“NCAA”) commenced the re-certification of all operators (aircraft operating companies (“AOC”) and aircraft maintenance organizations (“AMO”)) in accordance with the new Nigerian Civil Aviation Regulations (“NCARs”). The regulations require that AMOs and AOCs be separate, independent organizations with independent accountable managers. Accordingly, we are reviewing and may be required to restructure the shared-services and management platform used in our West Africa business unit in order to meet the new regulations.

Other

Our operations in other markets are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which citizens of such countries own a majority interest and we hold a noncontrolling interest, or under contracts which provide that we operate assets for the local companies and conduct their flight operations. Such contracts are used for our operations in Russia and Turkmenistan. Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

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

Increased public awareness and concern over the environment may result in future changes in the regulation of the offshore energy industry, which in turn could adversely affect us. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and there can be no assurance as to the effect of such regulation on our operations or on the operations of our clients. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the cost of such compliance. We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. We cannot be certain, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material U.S. environmental laws and regulations that relate to our business. We believe that we are in substantial compliance with all of these environmental laws and regulations.

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

In addition, since our operations generate wastes, including some hazardous wastes, we may be subject to the provisions of the Resource, Conservation and Recovery Act, or RCRA, and analogous state laws that limit the approved methods of disposal for some types of hazardous and nonhazardous wastes and require owners and operators of facilities that treat, store or dispose of hazardous waste and to clean up releases of hazardous waste constituents into the environment associated with their operations. Some wastes handled by us that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. If this were to occur, we would become subject to more rigorous and costly operating and disposal requirements.

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency, also referred to as the EPA, or applicable state agencies. Some of our properties and operations require permits for discharges of wastewater and/or stormwater, and we have a system in place for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in the waters of the U.S. A responsible party includes the owner or operator of a facility. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the cost of removal, remediation, and damages in connection with any unauthorized discharges.

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

In addition, we could be affected by future laws or regulations imposed in response to concerns over climate change. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including compliance costs and increased energy and raw materials costs.

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

Risks Relating to Our Clients and Contracts

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

•

the worldwide political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or the other geographic areas in which we operate (including, but not limited to, Nigeria), or further acts of terrorism in the U.K., U.S. or elsewhere.

The implementation by our clients of cost-saving measures could reduce the demand for our services.

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

The helicopter business is highly competitive throughout the world. Chartering of helicopters is often done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, client relationship and professional reputation.

Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our services, followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in our aircraft being idle for long periods of time.

We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Australia, and a number of smaller local competitors in other markets. Certain of our clients have the capability to perform their own helicopter operations should they elect to do so, which has a limiting effect on our rates.

As a result of significant competition, we must continue to provide safe and efficient service or we will lose market share, which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our clients or termination of a significant number of our contracts. See further discussion in Item 1. “Business — Competition” included elsewhere in this Annual Report.

We depend on a small number of large offshore energy industry clients for a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of oil and gas companies. Our loss of one of these significant clients, if not offset by sales to new or other existing clients, could have a material adverse effect on our business, financial condition and results of operations.

Our contracts generally can be terminated or downsized by our clients without penalty.

Many of our fixed-term contracts contain provisions permitting early termination by the client for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our clients to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on our client contracts or the terms of those contracts.

We may not be able to obtain client contracts with acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.

We have ordered, and have options for, a substantial number of new helicopters. Many of our new helicopters may not be covered by client contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a client contract when they are placed into service, many of these contracts are for a short term, requiring us to seek renewals more frequently. Alternatively, we expect that some of our clients may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.

Risks Relating to Our Business

We are highly dependent upon the level of activity in the North Sea and to a lesser extent the U.S. Gulf of Mexico, which are mature exploration and production regions.

In fiscal years 2011, 2010 and 2009 approximately 53%, 54% and 55% respectively, of our gross revenue was derived from helicopter services provided to clients operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in either the North Sea or the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

Any additional deepwater drilling laws and regulations, delays in the processing and approval of permits and other related developments in the U.S. Gulf of Mexico as well as our other locations resulting from the Deepwater Horizon incident could adversely affect our business.

As was widely reported, on April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, which led to a significant oil spill that affected the U.S. Gulf of Mexico. In response to this incident, the Bureau of Ocean Energy, Management, Regulation and Enforcement (“BOEMRE”) ceased issuing drilling permits pursuant to a series of moratoria, and all deepwater drilling activities in progress were suspended. Although the moratoria have been lifted, the Department of Interior (“DOI”) has issued only a small number of permits related to the drilling of new exploratory wells in the deepwater Gulf of Mexico. In 2010, the DOI issued new rules designed to improve drilling and workplace safety, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability.

The BOEMRE is expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity in the U.S. and abroad and new regulations and increased liability for companies operating in this sector could result in continued reduced demand for our services, resulting in reduced cash flows and profitability.

Our future growth depends on the level of international oil and gas activity and our ability to operate outside of the North Sea and the U.S. Gulf of Mexico.

Our future growth will depend significantly on our ability to expand into markets outside of the North Sea and the U.S. Gulf of Mexico. Expansion of our business depends on our ability to operate in these other regions.

Expansion of our business outside of the North Sea and the U.S. Gulf of Mexico may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign governments.

We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate. If we are unable to continue to operate or retain contracts in markets outside of the North Sea and the U.S. Gulf of Mexico, our future business, financial condition and results of operations may be adversely affected, and our operations outside of the North Sea and the U.S. Gulf of Mexico may not grow.

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

During each of fiscal years 2011, 2010 and 2009, approximately 30% of our gross revenue was attributable to helicopter services provided to clients operating in the West Africa and Other International business units. Operations in most of these areas are subject to various risks inherent in conducting business in international locations, including:

•	political, social and economic instability, including risks of war, general strikes and civil disturbances;

•	physical and economic retribution directed at U.S. companies and personnel;

•	governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;

•	violations of our Code;

•	the taking of property without fair compensation; and

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce our contractual rights.

For example, there has been continuing political and social unrest in Nigeria, where we derived 18%, 19% and 17% of our gross revenue in fiscal years 2011, 2010 and 2009, respectively. Future unrest in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those periods. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.

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

Certain of our employees in the U.K., Norway, Nigeria, the U.S. and Australia (collectively, about 56% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

Our ability to attract and retain qualified pilots, mechanics and other highly-trained personnel is an important factor in determining our future success. For example, many of our clients require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of the U.K. or U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. Additionally, our fleet renewal program may require us to retain additional pilots, mechanics and other flight-related personnel. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and our growth strategy.

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

Generally, our operations can be impaired by harsh weather conditions. Poor visibility, high wind, heavy precipitation, sand storms and volcanic ash can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct cost is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations. In addition, any severe weather patterns, including those resulting from climate change, could affect the operation of helicopters and result in a reduced number of flight hours which may have a material adverse effect on our business, financial condition or results of operations.

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

We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, and in some cases have lease and service agreements with, entities that operate aircraft in Brazil, Egypt, Mexico, the U.K., Russia and Turkmenistan. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. In fiscal years 2011, 2010 and 2009, we received approximately $63.6 million, $65.5 million and $70.1 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. Because we do not own a majority interest or maintain voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours, and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations.

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

We are subject to tax and other legal compliance risks

We are subject to a variety of tax and legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws, competition laws and laws governing improper business practices such as the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Independently, failure of us or one of our business units to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. As a global business, we are subject to complex laws and regulations in the U.K., the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

Actions taken by agencies empowered to enforce governmental regulations could increase our costs and reduce our ability to operate successfully.

Our operations are regulated by governmental agencies in the various jurisdictions in which we operate. These agencies have jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. Statutes and regulations in these jurisdictions also subject us to various certification and reporting requirements and inspections regarding safety, training and general regulatory compliance. Other statutes and regulations in these jurisdictions regulate the offshore operations of our clients. The agencies empowered to enforce these statutes and regulations may suspend, curtail or require us to modify our operations. A suspension or substantial curtailment of our operations for any prolonged period, and any substantial modification of our current operations, may have a material adverse effect on our business, financial condition and results of operations. See further discussion in Item 1. “Business — Government Regulation” and “Business — Environmental” included elsewhere in this Annual Report.

Future legislation that may eliminate certain U.S. federal income tax deductions currently available could have an adverse effect on our financial position, results of operations and cash flows as well as impact our clients’ activity levels and demand for our services.

The Obama administration recently announced a broad outline of proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the various proposals remain unknown at this time and any legislation enacting such proposed modifications would require congressional approval. However, changes to the U.S. tax law related to taxation of non-U.S. subsidiaries could increase our effective tax rate and adversely affect our financial position, results of operations and cash flows. Additionally, the Obama administration’s proposed federal budget for fiscal year 2012 would repeal many tax incentives and deductions that are currently available to oil and natural gas exploration and production companies, and any such change could materially and adversely affect our clients’ activity levels and spending for our services which would have a material adverse effect on our business, financial condition and results of operations.

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

Changes in environmental laws or regulations, including laws relating to greenhouse emissions or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased energy costs. For additional information see Item 1. “Business — Environmental” and Item 3. “Legal Proceedings” included elsewhere in this Annual Report.

Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects, including our ability to execute our growth strategy.

We contract with a small number of manufacturers for most of our aircraft expansion and replacement needs. If any of these manufacturers face production delays due to, for example, natural disasters, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable aircraft orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our clients and execute our growth strategy. Additionally, lack of availability of new aircraft resulting from a backlog in orders could result in an increase in prices for certain types of used helicopters.

A shortfall in availability of aircraft components and parts required for maintenance and repairs of our aircraft and supplier cost increases could adversely affect us.

In connection with the required routine maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors for the supply and overhaul of components fitted to our aircraft. Those vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of the aircraft operators who may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. To the extent that these suppliers also supply parts for aircraft used by the U.S. military, parts delivery for our aircraft may be delayed during periods in which there are high levels of military operations. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our operating results. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results. Cost increases are passed through to our clients through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal.

Risks Related to Worldwide Economic Activity and Financial Markets

Worldwide economic downturns could have a material adverse effect on our revenue, profitability and financial position.

A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. A reduction in oil and natural gas prices could depress the activity levels of oil and gas companies which in turn would reduce demand for our services. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly further reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause impairment of our goodwill, intangible assets, long-lived assets or assets held for sale.

Global financial market instability could impact our business and financial condition.

Financial market instability in the global financial system could have an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets are poor. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our growth plans or on our flexibility to react to changing economic and business conditions. The financial market instability could have an impact on the lenders under our credit facilities or on our clients, causing them to fail to meet their obligations to us. Financial market difficulties could also adversely affect the ability of suppliers to meet scheduled delivery dates for our new aircraft and other aircraft parts.

Risks Related to Our Level of Indebtedness

Our level of indebtedness could adversely affect our financial condition and impair our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of debt and significant debt service requirements. As of March 31, 2011, we had approximately $707.5 million of outstanding indebtedness.

Our level of indebtedness may have important consequences to our business, including:

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our Credit Facilities;

•	increasing the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•

limiting our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or our business than our competitors with less debt.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There is no assurance that any such refinancing would be possible or that any additional financing could be obtained. Our inability to obtain such refinancing or financing may have a material adverse effect on us.

Despite our current level of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our level of indebtedness.

We had $145 million of availability for borrowings under our Credit Facilities as of March 31, 2011, subject to our maintenance of financial covenants and other conditions. Although the agreements governing our Credit Facilities and the indenture governing our 7 1/2% Senior Notes due 2017 (the “7 1/2% Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness. In addition to amounts that we may borrow under our Credit Facilities, the indenture governing the 7 1/2% Senior Notes also allows us to borrow significant amounts of money from other sources. Also, these restrictions do not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreement. If we incur additional indebtedness, the related risks that we now face could intensify.

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

Our Credit Facilities and the indenture governing the 7 1/2% Senior Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	borrow money or issue guarantees;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.

If we fail to comply with these and other covenants, we would be in default under our Credit Facilities and the indenture governing the 7 1/2% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Credit Facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants.

As a result, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Our Credit Facilities also require, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests in the future. The breach of any of these covenants could result in a default under our Credit Facilities. Upon the occurrence of an event of default under our existing or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets would be sufficient to repay in full all of our indebtedness.

The instruments governing certain of our indebtedness, including our Credit Facilities and the indentures governing the 7 1/2% Senior Notes and the 3% Convertible Senior Notes, contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The number and types of aircraft we operate are described in Item 1. “Business — Overview” above. In addition, we lease various office and operating facilities worldwide, including facilities at the Acadiana Regional Airport in New Iberia, Louisiana, the Redhill Aerodrome near London, England, the Aberdeen Airport, Scotland and along the U.S. Gulf of Mexico, and numerous residential locations near our operating bases in the U.K., Norway, Australia, Russia, Nigeria and Trinidad primarily for housing pilots and staff supporting those areas of operation. We lease office space in a building in Houston, Texas, which we use as our Corporate and Other International business unit headquarters. Additionally, we have multiple properties in Titusville, Florida, where the largest campus of our Bristow Academy business unit is located. These facilities are generally suitable for our operations and can be replaced with other available facilities if necessary.

Additional information about our properties can be found in Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report (under the captions “Aircraft Purchase Contracts” and “Operating Leases”). A detail of our long-lived assets by geographic area as of March 31, 2011 and 2010 can be found in Note 12 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Item 3. Legal Proceedings

Nigerian Litigation

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

Civil Class Action Lawsuit

On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery. Such limited discovery has now been completed and we and the other defendants have again filed motions to dismiss the lawsuit. We intend to continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Other Matters

Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible. We also are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRS.” The following table shows the range of closing prices for our Common Stock during each quarter of our last two fiscal years.

	Fiscal Year Ended March 31,
	2011		2010
	High	Low	High	Low
First Quarter	$40.15	$29.40	$34.15	$21.44
Second Quarter	36.58	29.36	33.97	26.99
Third Quarter	47.91	35.44	38.96	28.69
Fourth Quarter	51.95	45.63	40.22	33.25

On May 13, 2011, the last reported sale price of our Common Stock on the NYSE was $42.44 per share. As of May 13, 2011, there were 591 holders of record of our Common Stock.

The following graph compares the cumulative 5-year total shareholder return on our Common Stock relative to the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph assumes that the value of the investment in our Common Stock and in each of the indices (including reinvestment of dividends) was $100 on March 31, 2006 and tracks it through March 31, 2011.

	March 31, 2006	March 31, 2007	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011
Bristow Group Inc.	100.00	117.96	173.69	69.35	122.10	153.07
S&P 500	100.00	111.83	106.15	65.72	98.43	113.83
PHLX Oil Service Sector	100.00	102.03	133.72	59.74	97.17	139.05

On May 4, 2011, the board of directors of the Company declared a first quarter cash dividend of $0.15 per share of our Common Stock. The dividend will be paid on June 10, 2011 to stockholders of record on May 20, 2011. Based on shares outstanding at May 13, 2011, total dividend payments to be made during the three months ended June 30, 2011 will be approximately $5.4 million. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data. You should read this table along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto, all of which are included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
	(In thousands, except per share data)
Statement of Income Data: (6)
Gross revenue (7)	$1,232,808	$1,167,756	$1,133,803	$1,012,764	$843,595
Net income from continuing operations (7)	$133,295	$113,495	$125,530	$107,731	$72,548
Income (loss) from discontinued operations	—	—	(246)	(3,822)	2,824

Net income	133,295	113,495	125,284	103,909	75,372
Net income attributable to noncontrolling interests	(980)	(1,481)	(2,327)	83	(1,200)

Net income attributable to Bristow Group	$132,315	$112,014	$122,957	$103,992	$74,172

Basic earnings per common share: (6)
Earnings from continuing operations (7)	$3.67	$3.23	$3.96	$4.00	$2.75
Earnings (loss) from discontinued operations	—	—	—	(0.16)	0.12

Net earnings	$3.67	$3.23	$3.96	$3.84	$2.87

Diluted earnings per common share: (6)
Earnings from continuing operations (7)	$3.60	$3.10	$3.57	$3.53	$2.64
Earnings (loss) from discontinued operations	—	—	(0.01)	(0.12)	0.10

Net earnings	$3.60	$3.10	$3.56	$3.41	$2.74

	March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data: (6)
Total assets	$2,662,614	$2,494,620	$2,334,571	$1,977,355	$1,505,803
Long-term obligations (8)	718,836	728,163	723,913	606,218	259,082

(1)

Results for fiscal year 2011 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2011 Compared to Fiscal Year 2010” included elsewhere in this Annual Report.

(2)

Results for fiscal year 2010 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2011 Compared to Fiscal Year 2010” included elsewhere in this Annual Report.

(3)

Results for fiscal year 2009 include the significant items discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Overview of Operating Results — Fiscal Year 2010 Compared to Fiscal Year 2009” included elsewhere in this Annual Report.

(4)

Results for fiscal year 2008 include $1.0 million ($0.7 million, net of tax) in a reversal of costs accrued for the Internal Review resulting from settlement of the SEC investigation, $1.3 million ($0.8 million, net of tax) in costs associated with the DOJ investigations, $10.7 million ($7.0 million, net of tax) in net interest incurred on the 7 1/2% Senior Notes issued in June and November 2007 and $1.5 million ($1.0 million, net of tax) of foreign currency transaction gains. Diluted earnings per share for fiscal year 2008 was also impacted by the issuance of Mandatory Convertible Preferred Stock (“Preferred Stock”) in September and October 2006, which resulted in a reduction of $0.96 per share.

(5)

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

(6)

Results of operations and financial position of companies that we have acquired have been included beginning on the respective dates of acquisition and include Bristow Academy (April 2007), Vortex Helicopters, Inc. (November 2007), Rotorwing Leasing Resources, L.L.C. (“RLR”) (April 2008), Bristow Norway (October 2008), and Severn Aviation (“Severn”) (December 2008). Amounts also include our investment in Líder (May 2009).

(7)	Excludes amounts related to Grasso Production Management, which are classified as discontinued.

(8)	Includes long-term debt, current maturities of long-term debt and a capital lease obligation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with “Forward-Looking Statements,” Item 1A. “Risk Factors” and our Consolidated Financial Statements for fiscal years 2011, 2010 and 2009, and the related notes thereto, all of which are included elsewhere in this Annual Report.

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

Our Strategy

Our goal is to strengthen our position as a leading helicopter services provider to the offshore energy industry. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:

Business/Commercial Strategy

•

Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we are expanding our well-established and successful global “Target Zero” safety program to also focus on additional areas related to maximizing uptime and service levels. The new expanded program called “Target Zero Accidents, Target Zero Downtime and Target Zero Complaints” is designed to deliver continuous improvement in all these important areas and demonstrate Bristow’s commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain relationships with our clients’ field operations and corporate management which we believe helps us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time. This in turn allows us to better manage our fleet utilization and capital investment program. We also leverage our close relationships with our clients to establish mutually beneficial operating practices and safety standards worldwide. By applying standardized-first-rate operating and safety practices across our global operations, we seek to provide our clients with consistent, high-quality service in each of their areas of operation. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we successfully compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price.

•

Grow our business while managing our assets. We plan to continue to grow our business globally and increase our revenue and profitability over time, while managing through cyclical downturns in the energy industry. We conduct flight operations in most major oil and gas producing regions of the world, and through our strong relationships with our existing clients, we are aware of future business opportunities in the markets we currently serve that would allow us to grow through new contracts. We anticipate these new opportunities will result in the deployment of new or existing aircraft into markets where we expect they will earn desirable rates of return. Additionally, new opportunities may result in growth through acquisitions and investments in existing or new markets, which may include increasing our role and participation with existing unconsolidated affiliates, investing in new companies, or creating partnerships and alliances with existing industry participants. We believe the combination of growth in existing and new markets will deliver improved shareholder returns.

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.3 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary. In November 2010, we increased our liquidity by $75 million with our Credit Facilities. Our debt to total capitalization ratio and total liquidity were 31.8% and $260.7 million, respectively, and 34.6% and $177.8 million, respectively, as of March 31, 2011 and 2010.

•

Highest return of BVA. We have implemented a new internal financial management framework we call Bristow Value Added (“BVA”) to enhance our focus on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via cost and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to customers via aircraft safety, availability, client service and reliability; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. In addition to internal investment, we will, when we believe it will benefit the Company and our shareholders, make strategic acquisitions or make strategic equity investments. When appropriate, we may divest parts of the Company. Improvements in BVA will also be the primary financial measure in our management incentive plan to align the interests of management with shareholders.

•

Balanced shareholder return. We have invested $1.6 billion on capital expenditures to grow our business since fiscal year 2007. While we plan to continue to invest in new aircraft, we do not expect capital expenditures to continue at this level over the near term. We believe our liquidity position and cash flows from operations will be more than adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On May 4, 2011, our board of directors approved a dividend. We also explore other options on an ongoing basis such as buying back our Common Stock or paying special dividends from time to time when we have excess cash.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. During 2010 and thus far in 2011, oil prices ranged from approximately $65 to $112 per barrel and access to capital improved significantly. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This has led to the recovery in our fiscal year 2011 financial performance.

While we are cautiously optimistic that the economic conditions will continue to recover in fiscal year 2012, we continue to seek ways to reduce costs and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to an accelerated expansion in fiscal year 2012 and beyond and increased demand in many of our core markets.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry. Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft. The aftermarket for sales of our aircraft is recovering and sale prices have improved, reflecting buyers with available capital.

Brazil continues to represent a significant part of our positive growth outlook. The recent discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. As a result, we anticipate and have begun to enjoy growth in both international oil companies and Petrobras activity as they ramp up their procurement of helicopters services. During 2009 and 2010, Petrobras procured 15 large aircraft as they renewed their fleet and added incremental capacity in this category. Since then, they have issued a requirement for a further five large aircraft. Further, Petrobras has recently issued a tender for over 27 medium sized aircraft of which a significant portion could be incremental capacity. Aircraft being procured in this market tend to be newer and more sophisticated which fits with both Bristow and Líder’s market positioning and fleet plans. We believe this growth trend will continue over the next five years to keep pace with Brazil’s national production policies.

As discussed in “Item 1A. Risk Factors” in this Annual Report, we are subject to competition and the political environment in the countries where we operate. In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. During fiscal year 2011, in both Nigeria and Australia we had major clients re-bid contracts that we were incumbents on and award these contracts to competitors. The contract in Nigeria provided us with annualized revenue of approximately $42 million and ended in fiscal year 2011. The contract in Australia provided us with annualized revenue of approximately $30 million and ends in fiscal year 2012. Despite the current competitive environments in these markets as well as the regulatory environment in Nigeria, we expect the lost revenue to eventually be offset by new contract awards with other clients and increased ad hoc flying in these regions.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout fiscal year 2011, our primary foreign currency exposure was related to the euro, the British pound sterling and the Australian dollar. For details on this exposure and the related impact on our results of operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

The management of our global aircraft fleet involves a careful evaluation of the expected demand for helicopter services across global oil and gas markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and large aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life; however, depending on the market for aircraft we may record gains or losses on aircraft sales. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of helicopter services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. While aircraft sales are common in our business and are reflected in our operating results, gains and losses on aircraft sales may result in our operating results not reflecting the ordinary operating performance of our primary business, which is providing helicopter services to our clients.

Overview of Operating Results

The following table presents our operating results and other statement of income information for the applicable periods:

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2011	2010
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,114,896	$1,061,091	$53,805	5.1%
Reimbursable revenue	117,912	106,665	11,247	10.5%

Total gross revenue	1,232,808	1,167,756	65,052	5.6%

Operating expense:
Direct cost	748,053	717,178	(30,875)	(4.3)%
Reimbursable expense	114,288	105,853	(8,435)	(8.0)%
Depreciation and amortization	90,877	74,684	(16,193)	(21.7)%
General and administrative	120,145	119,701	(444)	(0.4)%

	1,073,363	1,017,416	(55,947)	(5.5)%
Gain on disposal of other assets	10,178	18,665	(8,487)	(45.5)%
Earnings from unconsolidated affiliates, net of losses	20,101	11,852	8,249	69.6%

Operating income	189,724	180,857	8,867	4.9%
Interest expense, net	(45,095)	(41,400)	(3,695)	(8.9)%
Other income (expense), net	(4,230)	3,036	(7,266)	(239.3)%

Income from continuing operations before provision for income taxes	140,399	142,493	(2,094)	(1.5)%
Provision for income taxes	(7,104)	(28,998)	21,894	75.5%

Net income	133,295	113,495	19,800	17.4%
Net income attributable to noncontrolling interests	(980)	(1,481)	501	33.8%

Net income attributable to Bristow Group	$132,315	$112,014	$20,301	18.1%

Diluted earnings per common share	$3.60	$3.10	$0.50	16.1%
Operating margin (1)	15.4%	15.5%	(0.1)%	(0.6)%
EBITDA (2)	$277,463	$259,589	$17,874	6.9%
Flight hours (3)	233,868	225,699	8,169	3.6%

	Fiscal Years Ended March 31,		Favorable (Unfavorable)
	2010	2009
	(In thousands, except per share amounts, percentages and flight hours)
Gross revenue:
Operating revenue	$1,061,091	$1,028,964	$32,127	3.1%
Reimbursable revenue	106,665	104,839	1,826	1.7%

Total gross revenue	1,167,756	1,133,803	33,953	3.0%

Operating expense:
Direct cost	717,178	718,375	1,197	0.2%
Reimbursable expense	105,853	102,987	(2,866)	(2.8)%
Depreciation and amortization	74,684	65,514	(9,170)	(14.0)%
General and administrative	119,701	103,656	(16,045)	(15.5)%

	1,017,416	990,532	(26,884)	(2.7)%
Gain on GOM Asset Sale (4)	—	36,216	(36,216)	*
Gain on disposal of other assets	18,665	9,089	9,576	105.4%
Earnings from unconsolidated affiliates, net of losses	11,852	13,224	(1,372)	(10.4)%

Operating income	180,857	201,800	(20,943)	(10.4)%
Interest expense, net	(41,400)	(29,145)	(12,255)	(42.0)%
Other income (expense), net	3,036	3,368	(332)	(9.9)%

Income from continuing operations before provision for income taxes	142,493	176,023	(33,530)	(19.0)%
Provision for income taxes	(28,998)	(50,493)	21,495	42.6%

Net income from continuing operations	113,495	125,530	(12,035)	(9.6)%
Loss from discontinued operations	—	(246)	246	*

Net income	113,495	125,284	(11,789)	(9.4)%
Net income attributable to noncontrolling interests	(1,481)	(2,327)	846	36.4%

Net income attributable to Bristow Group	$112,014	$122,957	$(10,943)	(8.9)%

Diluted earnings per common share from continuing operations	$3.10	$3.57	$(0.47)	(13.2)%
Operating margin (1)	15.5%	17.8%	(2.3)%	(12.9)%
EBITDA (2)	$259,589	$276,686	$(17,097)	(6.2)%
Flight hours (3)	225,699	278,140	(52,441)	(18.9)%

*	Percentage change not meaningful.
(1)	Operating margin is calculated as operating income divided by gross revenue.

(2)

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a measure that has not been prepared in accordance with generally accepted accounting principles (“GAAP”) and has not been audited or reviewed by our independent auditors. EBITDA is therefore considered a non-GAAP financial measure. Management believes EBITDA provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. A description of adjustments and a reconciliation to net income from continuing operations, the most comparable GAAP financial measure to EBITDA, is as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Net income from continuing operations	$133,295	$113,495	$125,530
Provision for income taxes	7,104	28,998	50,493
Interest expense	46,187	42,412	35,149
Depreciation and amortization	90,877	74,684	65,514

EBITDA	$277,463	$259,589	$276,686

(3)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

(4)

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million (the “GOM Asset Sale”). For further details, see Note 2 in “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2011 Compared to Fiscal Year 2010

The increase in gross revenue is due to increased revenue across all of our primary business units largely as a result of the addition of new contracts, increases in rates on existing contracts and a favorable impact of exchange rate changes in Australia and an increase in reimbursable revenue, which was partially offset by the impact of reduced activity for certain clients, an unfavorable impact of exchange rate changes in Europe and a decrease in revenue from Bristow Academy due to a delay in military training.

Excluding the impact of the special items listed below, operating income, operating margin and EBITDA would have been $193.0 million, 15.7% and $278.7 million, respectively, in fiscal year 2011 and $181.5 million, 15.5% and $259.6 million, respectively, in fiscal year 2010. These improvements were primarily driven by results in our Europe, North America and Other International business units, including an increase in earnings from unconsolidated affiliates, primarily from our investment in Líder in Brazil, which was partially offset by lower gains on sales of other assets and lower operating results in certain other business units, primarily Australia and West Africa.

Excluding the impact of the special items listed below, net income and diluted earnings per common share would have been $121.3 million and $3.30, respectively, for fiscal year 2011 and $109.1 million and $3.02, respectively, for fiscal year 2010. In addition to the items affecting operating income discussed above, the improvement over fiscal year 2010 resulted from a $4.2 million decrease in our provision for income taxes, partially offset by a $1.3 million increase in interest expense, net. See further discussion in “– Business Unit Operating Results – Fiscal Year 2011 Compared to Fiscal Year 2010 – Taxes” and in “– Business Unit Operating Results – Fiscal Year 2011 Compared to Fiscal Year 2010 – Interest Expense, Net.”

Fiscal year 2011 included the following special items:

•

Additional depreciation expense recorded as a result of the impairment of previously capitalized internal software costs as the related project was abandoned, which decreased operating income by $5.3 million, net income by $3.5 million and diluted earnings per share by $0.09. This item had no impact on EBITDA.

•

Additional depreciation expense recorded as a result of the impairment of three held for sale aircraft, which decreased operating income by $1.5 million, net income by $1.1 million and diluted earnings per share by $0.03. This item had no impact on EBITDA.

•

A charge recorded as a reduction in other income (expense), net related to the impairment of our 24% investment in Heliservicio resulting from the pending sale of the investment, which decreased EBITDA by $2.4 million, net income by $1.6 million and diluted earnings per share by $0.04.

•

The early retirement of the 6 1/8% Senior Notes in fiscal year 2011, which resulted in a $2.3 million redemption premium (included in other income (expense), net) and the non-cash write-off of $2.4 million of unamortized debt issuance costs (included in interest expense), and decreased EBITDA by $2.3 million, net income by $3.1 million and diluted earnings per share by $0.08.

•

A reduction in maintenance expense (included in direct cost) associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third-party provider, which increased operating income and EBITDA by $3.5 million, net income by $2.5 million and diluted earnings per share by $0.07.

•

A reduction in the provision for income taxes related to adjustments to deferred tax liabilities that were no longer required as a result of the restructuring during fiscal year 2011, which increased net income by $17.7 million and diluted earnings per share by $0.48.

Fiscal year 2010 included the following special items:

•

A bad debt allowance recorded for accounts receivable due from our unconsolidated affiliate in Mexico (included in direct cost), which we have determined are not probable of collection, which decreased operating income and EBITDA by $3.6 million, net income by $2.3 million and diluted earnings per share by $0.06.

•

A reduction in a bad debt allowance on accounts receivable due from a client in Kazakhstan (included in direct cost), which increased operating income and EBITDA by $2.5 million, net income by $1.6 million and diluted earnings per share by $0.04.

•

A reduction in depreciation expense recorded during the three months ended March 31, 2010 for errors in calculation of depreciation on certain aircraft in prior fiscal years, which increased operating income by $3.3 million, net income by $2.9 million and diluted earnings per share by $0.08. This item had no impact on EBITDA.

•

A net expense reduction in Australia upon resolution of local tax matters during the three months ended March 31, 2010 that reduced direct cost by $1.1 million and general and administrative expense by $0.9 million, and increased operating income and EBITDA by $2.0 million, net income by $1.3 million and diluted earnings per share by $0.04.

•

Compensation costs associated with the departure of three of the Company’s officers (included in general and administrative expense), which decreased operating income and EBITDA by $4.9 million, net income by $3.2 million and diluted earnings per share by $0.09.

•

Hedging gains resulting from to the termination of forward contracts on euro-denominated aircraft purchase commitments, included in other income (expense), net, which increased EBITDA by $3.9 million, net income by $2.6 million and diluted earnings per share by $0.07. This item had no impact on operating income.

Additionally, our results for fiscal year 2011 were favorably impacted by changes in exchange rates versus fiscal year 2010, which resulted in an increase in operating income of $5.0 million, net income of $1.8 million and diluted earnings per share of $0.05.

Our results for fiscal years 2011 and 2010 are discussed herein excluding the special items detailed above as management believes these are important metrics for evaluating our operating performance, and it provides investors with additional information regarding our operating performance that is not directly available in a GAAP presentation. These metrics are useful to investors as they eliminate items that are not a function of our current operating performance and affect our GAAP results regardless of performance. In addition, certain of these items may vary significantly from period to period and may have a disproportionate effect in a given period, which may affect the comparability of the results. As non-GAAP measures, these metrics should not be viewed as an alternative to our GAAP financial statements, but should be read as a supplement to, and in conjunction with, our GAAP financial statements.

A reconciliation of our operating income, EBITDA, net income and diluted earnings per share as adjusted for the special items described above to each of these items as reported under GAAP is as follows:

	Fiscal Year Ended March 31, 2011
	Operating Income	EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Excluding special items	$193,030	$278,708	$121,285	$3.30
Adjust for special items	(3,306)	(1,245)	11,030	0.31

As reported	$189,724	$277,463	$132,315	3.60

	Fiscal Year Ended March 31, 2010
	Operating Income	EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Excluding special items	$181,540	$259,586	$109,114	$3.02
Adjust for special items	(683)	3	2,900	0.08

As reported	$180,857	$259,589	$112,014	3.10

Fiscal Year 2010 Compared to Fiscal Year 2009

The increase in gross revenue is primarily due to our October 31, 2008 acquisition of the 51% interest in Bristow Norway that we did not previously own and increased rates charged to clients. The acquisition of Bristow Norway increased revenue by $83.7 million in fiscal year 2010 from fiscal year 2009. These increases were partially offset by decreases in revenue in North America resulting from the GOM Asset Sale and lower demand for services in that market, a decrease in fuel costs rebilled to our clients and the unfavorable impact of $19.1 million from changes in exchange rates, primarily on revenue for our Europe business unit.

Excluding the impact of the special items listed above for fiscal year 2010 and below for fiscal year 2009, operating income, operating margin and EBITDA would have been $181.5 million, 15.5% and $259.6 million, respectively, in fiscal year 2010 and $160.8 million, 14.2% and $234.7 million, respectively, in fiscal year 2009, representing an improvement for each of these items. This improvement was primarily driven by results in West Africa and Australia and an increase in gain on disposal of other assets of $9.6 million, partially offset by lower operating results in certain other business units, primarily North America and Other International, as well as increased general and administrative expenses.

Excluding the impact of the special items listed above for fiscal year 2010 and below for fiscal year 2009, net income and diluted earnings per common share would have been $109.1 million and $3.02, respectively, for fiscal year 2010 and $95.7 million and $2.77, respectively, for fiscal year 2009. In addition to the items affecting operating income discussed above, the improvement over fiscal year 2009 resulted from a $21.5 million decrease in our provision for income taxes, partially offset by a $12.3 million increase in interest expense, net. See further discussion in “– Business Unit Operating Results – Fiscal Year 2010 Compared to Fiscal Year 2009 – Taxes” and in “– Business Unit Operating Results – Fiscal Year 2010 Compared to Fiscal Year 2009 – Interest Expense, Net.”

Fiscal year 2009 included the following special items:

•	The Gain on GOM Asset Sale, which increased operating income and EBITDA by $36.2 million, net income by $23.4 million and diluted earnings per share by $0.68.

•

The impact of expense recorded during fiscal year 2009 in Australia related to local tax matters, increases in compensation costs retroactive to prior fiscal years and one time costs associated with introducing new aircraft into this market and moving aircraft within this market, which decreased operating income and EBITDA by $4.1 million, net income by $2.9 million and diluted earnings per share by $0.08.

•

A reduction in maintenance expense associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third-party provider, which increased operating income and EBITDA by $6.8 million, net income by $4.8 million and diluted earnings per share by $0.14.

•

The impact of hurricanes in the U.S. Gulf of Mexico, part of our North America business unit, causing a decrease in flight revenue and increase in costs, which decreased operating income by $2.4 million, EBITDA by $2.8 million, net income by $1.8 million and diluted earnings per share by $0.05.

•

The April 2008 restructuring of our ownership interests in affiliates in Mexico, part of our Other International business unit, which increased operating income by $4.4 million, EBITDA by $5.9 million, net income by $3.7 million and diluted earnings per share by $0.11.

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

A reconciliation of our operating income, EBITDA, net income and diluted earnings per share as adjusted for the special items described above to each of these items as reported under GAAP is as follows:

	Fiscal Year Ended March 31, 2010
	Operating Income	EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Excluding special items	$181,540	$259,586	$109,114	$3.02
Adjust for special items	(683)	3	2,900	0.08

As reported	$180,857	$259,589	$112,014	3.10

	Fiscal Year Ended March 31, 2009
	Operating Income	EBITDA	Net Income	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Excluding special items	$160,826	$234,700	$95,744	$2.77
Adjust for special items	40,974	41,986	27,213	0.79

As reported	$201,800	$276,686	$122,957	3.56

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Fiscal Year 2011 Compared to Fiscal Year 2010

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$476,455	$452,998	$23,457	5.2%
Operating expense	$397,297	$384,771	$(12,526)	(3.3)%
Earnings from unconsolidated affiliates, net	$10,162	$8,826	$1,336	15.1%
Operating margin	18.7%	17.0%	1.7%	10.0%
Flight hours	54,463	54,537	(74)	(0.1)%

Gross revenue for Europe increased, despite a slight decrease in flight hours, as a result of new contracts and an increase in reimbursable revenue. Two new contracts were added since the prior fiscal year contributing to a shift toward larger aircraft in this market. The increase in revenue was partially offset by an unfavorable change in exchange rates and short-term work provided in the prior fiscal year to a client in the North Sea that resulted in increased flight hours in that period.

Operating expense for Europe increased due to an increase in salaries, fuel and travel expenses as a result of the new contracts added in this market. Additionally, depreciation expense increased in fiscal year 2011 as fiscal year 2010 included a correction of prior period errors of $3.3 million. These increases were partially offset by a decrease in maintenance expense due to fewer heavy maintenance charges and the impact of changes in exchange rates.

Earnings from unconsolidated affiliates, net of losses includes earnings from our equity investment in FBS Limited, FB Heliservices Limited and FB Leasing Limited, and increased primarily due to a favorable change in exchange rates.

Operating margin improved primarily due to the addition of new contracts and increased equity earnings.

West Africa

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$226,175	$219,212	$6,963	3.2%
Operating expense	$164,124	$156,802	$(7,322)	(4.7)%
Operating margin	27.4%	28.5%	(1.1)%	(3.9)%
Flight hours	38,390	35,142	3,248	9.2%

Gross revenue for West Africa increased primarily due to new contracts, rate escalations under existing contracts and a reduction in aircraft maintenance delays partially offset by reduced activity on some contracts and loss of a major contract during fiscal year 2011. Additionally, reimbursable revenue decreased due to a decrease in training and duty recharges that were rebilled to a client during the prior fiscal year.

The increase in operating expense was primarily a result of an increase in maintenance expense and an increase in freight charges due to the mobilization of two aircraft to this market. Additionally, we incurred $1.1 million more in employee severance costs in fiscal year 2011 versus fiscal year 2010 as a result of the loss of a major contract during fiscal year 2011. These increases were offset by a decrease in salaries and benefits due to headcount reductions and a decrease in reimbursable expense. Also in fiscal year 2010, we recorded a charge of $1.8 million to reduce the carrying value of obsolete inventory.

Operating margin decreased primarily due to the loss of a major contract, increase in maintenance expense and freight charges partially offset by decreases in other expenses, including salaries and benefits.

We have seen recent changes in this market as a result of increased competition. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made, and are expected to continue to make, our operating results from Nigeria unpredictable.

North America

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$193,845	$189,730	$4,115	2.2%
Operating expense	$179,318	$178,075	$(1,243)	(0.7)%
Operating margin	7.5%	6.1%	1.4%	23.0%
Flight hours	81,503	79,345	2,158	2.7%

Gross revenue for North America increased primarily due to additional work from BP in support of the Deepwater Horizon spill control and monitoring effort and rate increases on certain existing contracts partially offset by reduced activity from the ongoing impact of the oil spill and the subsequent drilling moratoria in the U.S. Gulf of Mexico.

The increase in operating expense was primarily the result of an increase in salaries and benefits, fuel and maintenance costs due to the change in aircraft type utilized. The increase in operating margin from fiscal year 2010 is primarily due to an increase in rates driven by the change in the mix of aircraft flying in this market.

Australia

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$159,120	$130,698	$28,422	21.7%
Operating expense	$130,123	$100,324	$(29,799)	(29.7)%
Operating margin	18.2%	23.2%	(5.0)%	(21.6)%
Flight hours	13,618	12,302	1,316	10.7%

Gross revenue for Australia increased primarily due to the favorable impact of changes in exchange rates and an increase in flight hours as a result of changes in aircraft on contract from fiscal year 2010. We have introduced new aircraft since the prior year resulting in a change of revenue mix. Additionally, reimbursable revenue increased as a result of fixed wing recharges billed to a client in fiscal year 2011.

Operating expense increased primarily due to the impact of changes in exchange rates and an increase in salaries and benefits due to the increase in activity, annual salary increases and subsequent increases in the annual leave and long service leave provisions. During fiscal year 2010, we reversed costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities. Excluding the reversal of these tax items, operating margin would have been 21.7% in fiscal year 2010. Operating margin declined from fiscal year 2010 to fiscal year 2011 due to the increase in salaries and benefits in fiscal year 2011 and reversal of tax items in fiscal year 2010.

During fiscal year 2011, a major client re-bid a contract we were the incumbent on and awarded this contract to a competitor. This contract provided us with annualized revenue of approximately $30 million and ends on May 31, 2011. We expect to replace the lost revenue from this contract loss with other work in fiscal year 2012.

Other International

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$148,239	$135,426	$12,813	9.5%
Operating expense	$116,257	$112,480	$(3,777)	(3.4)%
Earnings from unconsolidated affiliates, net	$10,056	$3,026	$7,030	232.3%
Operating margin	28.4%	19.2%	9.2%	47.9%
Flight hours	45,894	44,373	1,521	3.4%

Gross revenue for Other International increased due to an increase in revenue in Brazil (new aircraft on contract), the Baltic Sea and Suriname (new contracts) and Russia and Trinidad (increased activity) partially offset by a decrease in revenue in Kazakhstan and Bolivia (due to our exit from these markets) and Libya, Mexico and Malaysia (decreased activity).

Operating expense increased primarily due to an increase in costs in Russia, Brazil and Mexico (increased maintenance costs) and the Baltic Sea and Suriname (new contracts). These increases were partially offset by a decrease in operating expense as we no longer operate in Kazakhstan and administrative costs decreased.

Earnings from unconsolidated affiliates, net of losses primarily increased due to an increase in earnings from our investment in Líder of $6.2 million from fiscal year 2010 to fiscal year 2011.

The increase in earnings from unconsolidated affiliates, net of losses along with increased activity in Brazil resulted in the increase in operating margin from fiscal year 2010.

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively. Through this agreement, we and our partners agreed that CICSA would purchase our remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. We anticipate this transaction will close by June 30, 2011. This transaction will result in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio will transfer to CICSA for no proceeds, resulting in the impairment of our investment of $2.4 million, which we have recognized as of March 31, 2011. We will acquire the remaining 1% interest in RLR for $0.3 million.

The Equity Agreement included provisions for the settlement of past due amounts (including past due accounts receivable) due from Heliservicio to us and settlement of other matters. As part of this agreement, on January 31, 2011, we received a net payment from Heliservicio of $2.7 million that was applied to outstanding accounts receivable and wrote-off $5.6 million of previously reserved accounts receivable due from Heliservicio. We previously provided an indemnity agreement to Afianzadora Sofimex, S.A. to support the issuance of surety bonds on behalf of Heliservicio from time to time. The Equity Agreement also provided for our release from these guarantees and we were fully released from these guarantees on March 31, 2011. We will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements.

As of April 2011, we no longer provide maintenance and support to Heliservicio. These arrangements returned a low operating margin and we expect our operating margins to improve without these arrangements in fiscal year 2012. We currently have approximately $22.3 million of inventory supporting the fleet of aircraft operated by Heliservicio in Mexico, of which approximately $10.3 million is in Mexico with the remainder in transit to Mexico or at our maintenance facilities in the U.S. We expect to recover the value of this inventory either through use in Heliservicio’s operations, consumption elsewhere in the Bristow Group fleet, in support of other operator’s fleets or through sale of the inventory to third parties. However, if certain events do not occur as expected, it is possible that a partial impairment of the inventory may be necessary. We estimate the range of potential loss to be $5 million to $10 million.

Corporate and Other

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$33,217	$43,815	$(10,598)	(24.2)%
Operating expense	90,487	89,087	(1,400)	(1.6)%
Losses from unconsolidated affiliates, net	117	—	(117)	*

Operating loss	$(57,387)	$(45,272)	$(12,115)	(26.8)%

*	percentage change not meaningful

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Gross revenue decreased due to a decrease at Bristow Academy resulting from a delay in military training contracts and a decrease in technical services revenue as a result of timing of modification work and part sales.

Operating expense increased due to higher corporate and Bristow Academy operating expense partially offset by a decrease in technical services expense. Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Corporate operating expense increased in fiscal year 2011 primarily due to the inclusion of $5.3 million for an impairment of construction in progress for an upgrade of an internal software system recorded in depreciation and amortization expense. In fiscal year 2010, corporate operating expense included costs related to the separation between the Company and three officers. Bristow Academy operating expenses increased due to increases in salaries, contract labor and lease costs in anticipation of military training contracts that were delayed.

During fiscal year 2011, approximately 417 pilots graduated from Bristow Academy. We hired 13 graduates as instructors at Bristow Academy and 23 graduates as pilots (mostly former instructors) into our other business units.

Interest Expense, Net

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$1,092	$1,012	$80	7.9%
Interest expense	(44,609)	(45,484)	875	1.9%
Amortization of debt discount	(3,176)	(2,976)	(200)	(6.7)%
Amortization of debt fees	(4,412)	(1,985)	(2,427)	(122.3)%
Capitalized interest	6,010	8,033	(2,023)	(25.2)%

Interest expense, net	$(45,095)	$(41,400)	$(3,695)	(8.9)%

Interest expense, net increased primarily due to a decrease in capitalized interest during fiscal year 2011 as a result of a decrease in the average amount of construction in progress during fiscal year 2011 versus fiscal year 2010 and the write-off of $2.4 million of unamortized debt issuance costs in fiscal year 2011 as a result of the early redemption of the 6 1/8% Senior Notes, partially offset by a decrease in interest expense as a result of the early redemption of the 6 1/8% Senior Notes.

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency losses	$(50)	$(1,197)	$1,147	95.8%
Other	(4,180)	4,233	(8,413)	(198.7)%

Other income (expense), net	$(4,230)	$3,036	$(7,266)	(239.3)%

The decrease in foreign currency losses primarily resulted from the revaluation of intercompany loans denominated in currencies other than the functional currencies of certain subsidiaries as certain exchange rates shifted during fiscal year 2011. Other income (expense), net also includes the impairment of our investment in Heliservicio of $2.4 million and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes, partially offset by gains on sales of two joint ventures of $0.6 million during fiscal year 2011. See further discussion on the impairment of the investment of Heliservicio in “– Other International.” Fiscal year 2010 included $3.9 million of hedging gains realized as a result of the termination of forward contracts on a euro-denominated aircraft purchase commitments. See further discussion of foreign currency transactions under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

Taxes

	Fiscal Year Ended March 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate	5.1%	20.4%	15.3%	75.0%
Net foreign tax on non-U.S. earnings	$13,101	$12,330	$(771)	(6.3)%
Benefit of foreign earnings indefinitely reinvested abroad	(38,288)	(38,886)	(598)	(1.5)%
Expense from change in tax contingency	2,868	4,053	1,185	29.2%
Release of deferred tax liability due to restructure	(17,698)	—	17,698	*

*	percentage change not meaningful

The effective income tax rate for fiscal year 2011 reflects the tax implications of the implementation of a restructuring that more closely aligns our legal structure with our global operational structure. As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

During fiscal year 2011, we recorded a net reduction of our provision for income taxes of $17.7 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years. Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required. The effective tax rate for fiscal year 2011 included the impact of an increase in tax expense resulting from tax contingency items and changes in our expected foreign tax credit utilization. Excluding these items, our effective tax rate decreased to 17.7% for fiscal year 2011 from 20.4% in fiscal year 2010 as a result of the corporate restructuring, which increased the earnings reported as permanently reinvested outside the U.S.

For further discussion of income taxes, see Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Noncontrolling Interest

Noncontrolling interest expense for fiscal year 2011 was $1.0 million compared to $1.5 million for fiscal year 2010. The decrease in noncontrolling interest expense is primarily due to a decline in the noncontrolling interest ownership percentage as we acquired an additional 29% interest in RLR in January 2010. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Fiscal Year 2010 Compared to Fiscal Year 2009

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$452,998	$402,858	$50,140	12.4%
Operating expense	$384,771	$334,445	$(50,326)	(15.0)%
Earnings from unconsolidated affiliates, net	$8,826	$9,204	$(378)	(4.1)%
Operating margin	17.0%	19.3%	(2.3)%	(11.9)%
Flight hours	54,537	47,493	7,044	14.8%

Gross revenue and flight hours for Europe increased primarily as a result of a full year of results from Bristow Norway which we began consolidating effective October 31, 2008, which resulted in an increase of $83.7 million and 9,558 hours, respectively, ad hoc flying in the North Sea and an increase in out-of-pocket costs rebilled to our clients (reimbursable revenue). The impact of these improvements was partially offset by the unfavorable impact of changes in exchange rates and a lower level of contractual escalation billings in fiscal year 2010.

Operating expense for Europe increased primarily due to the consolidation of Bristow Norway ($71.5 million). The increase in operating expense was partially offset by the impact of changes in exchange rates. Additionally, operating expense decreased in fiscal year 2010 as a result of correcting prior period errors ($3.3 million) relating to depreciation expense. Operating margin decreased due to the unfavorable impact of exchange rates as well as the inclusion of Bristow Norway for a full year as Bristow Norway had a lower operating margin than the rest of the Europe business unit.

West Africa

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$219,212	$192,427	$26,785	13.9%
Operating expense	$156,802	$151,006	$(5,796)	(3.8)%
Operating margin	28.5%	21.5%	7.0%	32.6%
Flight hours	35,142	39,027	(3,885)	(10.0)%

Flight hours for West Africa decreased as a result of a decrease in demand for aircraft in this market by certain existing clients, partially offset by the addition of new contracts and ad hoc work. Despite the decrease in flight hours, gross revenue increased due to rate escalations under existing contracts and higher rates earned on new contracts and on ad hoc flying.

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

The decrease in flight hours, gross revenue and operating expense is primarily due to the GOM Asset Sale as well as an overall decline in the demand for aircraft in this market resulting from decreased drilling activity. The GOM Asset Sale resulted in a decrease in revenue and flight hours of $24.8 million and 29,875, respectively. Additionally, both revenue and operating expense decreased as a result of a decrease in fuel costs, which are generally recovered from our clients, due to a combination of a decrease in fuel price and lower flight hours. Operating margin deteriorated due to the decline in demand in this market.

Australia

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$130,698	$113,801	$16,897	14.8%
Operating expense	$100,324	$107,043	$6,719	6.3%
Operating margin	23.2%	5.9%	17.3%	293.2%
Flight hours	12,302	15,087	(2,785)	(18.5)%

Flight hours for Australia decreased due to a decrease in activity in this market since fiscal year 2009. Despite the decrease in flight hours, gross revenue increased due to a shift to larger aircraft on contract, some of which were new aircraft earning higher rates, a favorable impact from changes in exchange rates and an increase in reimbursable revenue.

Operating expense decreased primarily due to decreased activity and cost reduction initiatives including decreases in maintenance, fuel and travel expenses. Operating expense also decreased as a result of the reversal of costs previously accrued in fiscal year 2009 for tax items as favorable rulings were obtained from the tax authorities on these matters during fiscal year 2010. During fiscal year 2009, we incurred salary, maintenance and other costs on aircraft that were not fully operational as a result of delays in planned contracts, unscheduled maintenance and re-positioning of aircraft. Operating margin improved due to both an increase in aircraft on contract, some of which were new aircraft earning higher rates, and the decrease in costs discussed above.

Other International

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages and flight hours)
Gross revenue	$135,426	$147,395	$(11,969)	(8.1)%
Operating expense	$112,480	$111,642	$(838)	(0.8)%
Earnings from unconsolidated affiliates, net	$3,026	$4,073	$(1,047)	(25.7)%
Operating margin	19.2%	27.0%	(7.8)%	(28.9)%
Flight hours	44,373	50,553	(6,180)	(12.2	) %

Gross revenue and flight hours decreased primarily due to our exit from Mauritania, Kazakhstan, Peru and Colombia and decreased activity in Trinidad, partially offset by an increase in activity in Libya (due to a new contract), Mexico (due to an increase in rates and activity) and Brazil (due to aircraft maintenance support provided on aircraft in Brazil).

Operating expense increased due an increase to the bad debt allowance of $4.6 million in Mexico and the inclusion in fiscal year 2009 of $1.2 million in escalation charges to a client in Russia, partially offset by increases in Brazil (due to $2.3 million of earnings generated from our investment in Líder in fiscal year 2010), Kazakhstan (due to a reversal of $2.5 million of bad debt expense) and Libya (due to a new contract). Earnings from unconsolidated affiliates, net of losses, decreased as fiscal year 2010 included earnings of $2.3 million from our investment in Líder on May 26, 2009 while fiscal year 2009 included $3.6 million in equity earnings due to collection of past due receivables by RLR (see discussion in Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report). Earnings from unconsolidated affiliates in Mexico and Egypt were not substantially changed from fiscal year 2009 to fiscal year 2010. Equity in earnings from our investment in Líder included $1.7 million attributable to foreign currency transaction gains.

As a result of the expiration of our partner’s aircraft operating certificate in Kazakhstan in mid-October, we removed our two aircraft from this market. Neither we nor our partner in Kazakhstan are operating in this market, which resulted in a reduction in revenue. During fiscal year 2010, we had revenue from our operations in Kazakhstan totaling $8.6 million and operating income totaling $3.5 million (including $2.5 million of reversal of bad debt allowance) versus $11.9 million of revenue and $1.4 million of operating income in fiscal year 2009.

Corporate and Other

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Gross revenue	$43,815	$39,886	$3,929	9.9%
Operating expense	89,087	78,019	(11,068)	(14.2)%
Earnings from unconsolidated affiliates, net of losses	—	(53)	53	* %

Operating loss	$(45,272)	$(38,186)	$(7,086)	(18.6)%

*	percentage change not meaningful

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

Other Income (Expense), Net

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Foreign currency (losses) gains	$(1,197)	$1,419	$(2,616)	(184.4)%
Other	4,233	1,949	2,284	117.2%

Other income (expense), net	$3,036	$3,368	$(332)	(9.9)%

Other income (expense), net includes $3.9 million of hedging gains realized during fiscal year 2010 due to termination of forward contracts on euro-denominated aircraft purchase commitments. During fiscal year 2009, we realized $1.4 million in gains from a reorganization of operations in Mexico. We have various intercompany loans that require revaluations resulting in foreign currency transaction gains or losses as foreign currency rates fluctuate, which resulted in losses of $1.2 million for fiscal year 2010 and foreign currency gains of $1.4 million in fiscal year 2009. See further discussion of foreign currency transactions under Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Annual Report.

Taxes

	Fiscal Year Ended March 31,		Favorable
	2010	2009	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	20.4%	28.7%	8.3%	28.9%
Net foreign tax on non-U.S. earnings	$12,330	$23,246	$10,916	47.0%
Benefit of foreign earnings indefinitely reinvested abroad	(38,886)	(39,017)	(131)	(0.3)%
Expense from change in tax contingency	4,053	3,260	(793)	*
Tax expense on GOM Asset Sale	—	12,810	12,810	*

*	percentage change not meaningful

Our effective tax rate for fiscal year 2010 and fiscal year 2009 was reduced by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

Noncontrolling Interest

Noncontrolling interest expense for fiscal year 2010 was $1.5 million compared to $2.3 million for fiscal year 2009. The decrease in noncontrolling interest expense is primarily due to decreases in income from RLR of $0.2 million and a Russian subsidiary of $0.6 million during fiscal year 2010. See Note 3 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $151.4 million, $195.4 million and $127.9 million during fiscal years 2011, 2010 and 2009, respectively. Changes in non-cash working capital used $59.4 million and $31.5 million in cash flows from operating activities during fiscal years 2011 and 2009, respectively, and generated $2.4 million in cash flows from operating activities during fiscal year 2010. During fiscal years 2011 and 2010, equity earnings from unconsolidated affiliates were $6.2 million and $0.5 million, respectively, in excess of dividends received and during fiscal year 2009, equity earnings from unconsolidated affiliates were $3.3 million less than dividends received. During fiscal years 2011, 2010 and 2009, we pre-funded fiscal years 2012, 2011 and 2010 employer contributions for the U.K. pension plans, resulting in decreases in operating cash flow of $16.0 million, $15.2 million and $14.3 million, respectively.

Investing Activities

Cash flows used in investing activities were $112.8 million, $411.7 million and $369.5 million for fiscal years 2011, 2010 and 2009, respectively, primarily for capital expenditures as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Number of aircraft delivered:
Small	—	4	5
Medium	7	14	11
Large	1	7	10
Fixed wing	—	1	—
Training	—	—	10

Total aircraft	8	26	36

Capital expenditures (in thousands):
Aircraft and related equipment	$125,342	$286,421	$445,138
Other	20,176	20,502	9,772

Total capital expenditures	$145,518	$306,923	$454,910

In addition to these capital expenditures, investing cash flows were impacted by the following items during the last three fiscal years:

Fiscal Year 2011 — During fiscal year 2011, we received proceeds of $20.1 million primarily from the disposal of 16 aircraft and certain other equipment, which together resulted in a net gain of $10.2 million, we received $4.0 million in deposits for aircraft and inventory that were held for sale and we received insurance recoveries of $7.3 million. Also, during fiscal year 2011, we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.

Fiscal Year 2010 — In January and February 2010, we and our partner contributed $4.6 million and $14.5 million, respectively, to Heliservicio. This contribution did not change our ownership percentage in Heliservicio.

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $178.9 million, including transaction costs incurred in fiscal years 2010 and 2009. See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

As discussed in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report, effective April 1, 2008, we sold a 25% interest in Heliservicio in return for a small aircraft with a value of $2.4 million. This transaction resulted in a gain of $1.4 million. We also acquired an additional 21% interest in RLR through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR. This increased our interest in this entity to 70% from 49%. The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our consolidated statement of cash flows for fiscal year 2009.

In December 2008, we acquired Severn, a multi-engine instrument flight training provider located in Gloucestershire, England, in exchange for our assumption of $3.5 million in debt, which we repaid prior to December 31, 2008.

Financing Activities

Cash flows used in financing activities were $15.5 million and $21.7 million for fiscal years 2011 and 2010, respectively, and cash flows generated from financing activities was $297.9 million for fiscal year 2009.

During fiscal year 2011, cash was primarily used for the repayment of debt totaling $266.1 million (primarily $232.3 million for early retirement of our 6 1/8% Senior Notes. We borrowed $251.1 million (primarily including $243 million on our amended and restated revolving credit and term loan agreement) and incurred debt issuance costs of $3.3 million, and our fully consolidated subsidiary, Aviashelf Aviation Co., received $1.9 million in borrowings.

During fiscal year 2010, cash was used for the payment of Preferred Stock dividends of $6.3 million and repayment of debt totaling $11.2 million. We purchased an additional 29% interest in RLR in January 2010 for $7.6 million. Cash was provided by issuance of Common Stock upon exercise of stock options of $3.6 million. On September 15, 2009, each outstanding share of Preferred Stock was converted into 1.418 shares of Common Stock, resulting in the issuance of 6,522,800 shares of Common Stock. As a result, dividends payments on Preferred Stock ended in fiscal year 2010.

During fiscal year 2009, cash was provided by our issuance of the 3% Convertible Senior Notes, resulting in net proceeds of $111.2 million, by our issuance of 4,996,900 shares of Common Stock in a public offering and concurrent private placement in June 2008 resulting in net proceeds of $224.2 million, and by our receipt of proceeds of $1.1 million from the exercise of options to acquire shares of our Common Stock by our employees. Cash was used for the payment of Preferred Stock dividends of $12.7 million and the repayment of debt totaling $23.5 million. This includes our repayment of $10.8 million of Bristow Norway debt and $3.5 million of debt in connection with our acquisition of Severn. See Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of the issuance of the 3% Convertible Senior Notes. See Note 11 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of the issuance of the Common Stock. See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report for discussion of the acquisitions of Bristow Norway.

Future Cash Requirements

Debt Obligations

Total debt as of March 31, 2011 was $707.5 million, of which $9.0 million was classified as current. Our significant debt maturities relate to our $200 Million Term Loan, $350 million of 7 1/2% Senior Notes and $115 million of 3% Convertible Senior Notes, which mature in 2015, 2017 and 2038 (with the first put date in 2015), respectively.

See further discussion of outstanding debt as of March 31, 2011 and our debt issuances and our debt redemptions in Note 5 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

Pension Obligations

As of March 31, 2011, we had recorded on our balance sheet a $99.6 million pension liability related to the Bristow Helicopters Group Limited (a wholly-owned subsidiary of Bristow Aviation), Bristow International Aviation (Guernsey) Limited and Bristow Norway pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the Trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. In order to meet our funding requirements, we increased the contributions to the defined benefit plans to £7.3 million ($10.5 million) per year beginning in fiscal year 2008 and continuing in fiscal year 2009. We pre-funded fiscal years 2012, 2011 and 2010 employer deficit recovery contributions for the main U.K. pension plan in the last quarter of fiscal years 2011, 2010 and 2009 for £10.0 million ($16.0 million), £10.0 million ($15.2 million), and £10.0 million ($14.3 million), respectively. The employers’ deficit contribution obligations to the main U.K. plan have remained unchanged at £10 million per year following completion of the formal actuarial valuation as of April 1, 2010. Under U.K. legislation, an actuarial valuation must be carried out at least once every three years with interim reports for intervening years. See Note 10 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of March 31, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Payments Due by Period
		Fiscal Year Ending March 31,
	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond	Other
			(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$722,831	$8,980	$42,938	$198,045	$472,868	$—
Interest	307,679	38,343	82,935	68,408	117,993	—
Aircraft operating leases (2)	95,451	14,253	26,086	20,928	34,184	—
Other operating leases (3)	68,135	10,332	11,783	8,255	37,765	—
Capital lease obligations	11,375	1,230	2,460	2,460	5,225	—
Pension obligations (4)	111,921	18,711	37,832	38,451	16,927	—
Aircraft purchase obligations (5)	91,931	91,931	—	—	—	—
Other purchase obligations (6)	22,662	22,458	204	—	—	—
Tax reserve (7)	11,713	—	—	—	—	11,713

Total contractual cash obligations	$1,443,698	$206,238	$204,238	$336,547	$684,962	$11,713

Other commercial commitments:
Debt guarantees (8)	$16,030	$16,030	$—	$—	$—	$—
Letters of credit	1,795	1,795	—	—	—	—
Contingent consideration (9)	36,125	36,125	—	—	—	—
Other commitments (10)	65,224	19,224	—	46,000	—	—

Total commercial commitments	$119,174	$73,174	$—	$46,000	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.4 million and unamortized discount on the 3% Convertible Senior Notes of $15.8 million.
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
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of March 31, 2011, we had recorded on our balance sheet a $99.6 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 8 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases.
(7)

Represents gross unrecognized tax benefits (see discussion in Note 9 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report) that may result in cash payments being made to certain tax authorities. We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)	We have guaranteed the repayment of up to £10 million ($16.0 million) of the debt of FBS Limited, an unconsolidated affiliate.
(9)

The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year periods ending December 31, 2011. Based on Líder’s audited results for the years ended December 31, 2010 and 2009, $17.0 million in earn-out payments was not earned, leaving maximum total earn-out payments of $36.1 million. See Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

(10)

In connection with the Bristow Norway acquisition (see discussion in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and one option expired. The remaining aircraft leases expire in August 2011 and June 2014.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Financial Condition and Sources of Liquidity

The following table summarizes our capital structure and sources of liquidity as of March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Capital structure:
7 1/2 % Senior Notes due 2017	$350,410	$350,473
$200 Million Term Loan	200,000	—
Revolving Credit Facility	30,000	—
6 1/8 % Senior Notes due 2013	—	230,000
3 % Convertible Senior Notes due 2038	99,219	96,043
Other debt	27,832	40,045

Total debt	707,461	716,561
Stockholders’ investment	1,518,775	1,356,571

Total capital	$2,226,236	$2,073,132

Liquidity:
Cash	116,361	77,793
Undrawn borrowing capacity on revolving credit facility (1)	144,365	100,000
Debt to capitalization (2)	31.8%	34.6%

(1)	Letters of credit in the amount of $635,000 were outstanding at March 31, 2011.
(2)	Debt to capitalization is calculated as debt divided by total capital.

We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, our principal source of liquidity over the past several years has been financing cash flows. Accordingly, since the beginning of fiscal year 2007, we raised $1.3 billion of debt and equity capital by means of both public and private financings. During this same period, we invested $1.6 billion on capital expenditures to grow our business. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.

We expect that our cash on deposit as of March 31, 2011 of $116.4 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $91.9 million as of March 31, 2011. While we plan to continue being disciplined concerning future capital commitments, we also intend to continue managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) export credit agency-supported financings, b) operating and capital leases, c) bank debt and d) private and public debt and/or equity placements.

In November 2010, we increased our liquidity by $75 million with our Credit Facilities.

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

Taxes

Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, tax treaties and foreign currency exchange restrictions or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in many jurisdictions where the tax laws relating to the offshore oil service industry are not well developed. While our annual tax provision is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.

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

We maintain reserves for estimated tax exposures in jurisdictions of operation, including reserves for income, value added, sales and payroll taxes. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly. During fiscal years 2011, 2010 and 2009 we had net accruals of reserves for estimated tax exposures of $2.9 million, $4.1 million and $3.3 million, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2011 and 2010, we had $11.7 million and $8.8 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2010, we had a valuation allowance of $1.0 million. In fiscal year 2011, we removed the deferred tax asset and valuation allowance related to foreign tax credits because we currently do not expect to utilize foreign tax credits. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We have not provided for U.S. deferred taxes on the unremitted earnings of certain foreign subsidiaries as of March 31, 2011 that are indefinitely reinvested abroad of $407.5 million. Should we make a distribution from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. At the current time, a determination of the amount of unrecognized deferred tax liability is not practical.

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

Property and Equipment

Our net property and equipment represents 66% percent of our total assets as of March 31, 2011. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.

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

Pension Benefits

Pension obligations are actuarially determined and are affected by assumptions including discount rates, compensation increases and employee turnover rates. The recognition of these obligations through the income statement is also affected by assumptions about expected returns on plan assets. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.

Three of the most critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plan’s portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans. We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment and, where available, individual plan experience data. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

Allowance for Doubtful Accounts

We establish allowances for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these allowances, we consider a number of factors, including our historical experience, changes in our client’s financial position and restrictions placed on the conversion of local currency to U.S. dollars, as well as disputes with clients regarding the application of contract provisions to our services. We derive a significant portion of our revenue from services to major integrated oil and gas companies and government-owned or government-controlled oil and gas companies. Our receivables are concentrated in certain oil-producing countries. We generally do not require collateral or other security to support client receivables. If the financial condition of our clients was to deteriorate or their access to freely-convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

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

Goodwill Impairment

We perform a test for impairment of our goodwill annually as of March 31 and whenever events or circumstances indicate impairment may have occurred. Because our business is cyclical in nature, goodwill could be significantly impaired depending on when the assessment is performed in the business cycle. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The assessments are based in part on assumptions regarding the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only) and current market values for similar businesses and involve the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

Foreign Currency Risk

Through our foreign operations, we are exposed to currency fluctuations and exchange rate risks. The majority of our revenue and expense from our North Sea operations are in British pound sterling. Approximately 21% of our gross revenue for fiscal year 2011 was translated for financial reporting purposes from British pound sterling into U.S. dollars. In addition, some of our contracts to provide services internationally provide for payment in foreign currencies, such as Australian dollars, euros, Norwegian kroner, and Trinidad and Tobago dollars. Our foreign exchange rate risk is even greater when our revenue is denominated in a currency different from the associated costs. We attempt to minimize our foreign exchange rate exposure by contracting the majority of our services other than our North Sea operations in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar denominated contracts, which may reduce the demand for our services in certain foreign countries. Except as described below, we do not enter into hedging transactions to protect against foreign exchange risks related to our gross revenue.

Throughout fiscal years 2011, 2010 and 2009, our primary foreign currency exposure has been to the euro, the British pound sterling, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Years Ended March 31,
	2011	2010	2009
One British pound sterling into U.S. dollars
High	1.64	1.70	2.01
Average	1.56	1.61	1.72
Low	1.43	1.44	1.37
At period-end	1.60	1.52	1.43
One euro into U.S. dollars
High	1.42	1.51	1.60
Average	1.32	1.42	1.42
Low	1.19	1.29	1.24
At period-end	1.42	1.35	1.33
One Australian dollar into U.S. dollars
High	1.03	0.94	0.98
Average	0.95	0.83	0.79
Low	0.81	0.69	0.61
At period-end	1.03	0.92	0.69
One Nigerian naira into U.S. dollars
High	0.0070	0.0069	0.0088
Average	0.0067	0.0067	0.0081
Low	0.0064	0.0063	0.0066
At period-end	0.0064	0.0067	0.0069

Source: Bank of England and Oanda.com

We estimate that the fluctuation of these currencies versus the prior fiscal year had the following effect on our financial condition and results of operations, net of the effect of the derivative contracts discussed below (in thousands):

Fiscal Year
Ended
March 31, 2011
Revenue	$2,668
Operating expense	2,529
Earnings from unconsolidated affiliates, net of losses	(234)
Non-operating expense	(2,789)

Income from continuing operations before provision for income taxes	2,174
Provision for income taxes	(379)

Net income from continuing operations	1,795
Cumulative translation adjustment	17,121

Total stockholders’ investment	$18,916

Our earnings from unconsolidated affiliates are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During fiscal years 2011 and 2010, earnings from unconsolidated affiliates were increased by $2.9 million and $5.3 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily in Brazil.

A hypothetical 10% strengthening or weakening in the average U.S. dollar relative to other currencies would have affected our revenue, operating income and income from continuing operations before provision for income taxes for fiscal year 2011 as follows:

	Euro	British pound sterling	Nigerian Naira	Australian dollar
Revenue	0.6%	3.1%	—%	1.5%
Operating expenses	1.1%	3.3%	0.8%	1.4%
Income from continuing operations before provision for income taxes	(1.4)%	2.8%	(3.3)%	1.8%

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

In addition, certain of our contractual commitments, including aircraft purchase commitments, are payable in currencies other than the U.S. dollar, which exposes us to cash flow risk during periods when the U.S. dollar weakens against those currencies. We entered into forward contracts during fiscal years 2011, 2010 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2010. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying nominal value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011. As of March 31, 2011, the fair value of these contracts was an asset of $3.3 million. As of March 31, 2011, an unrecognized gain of $2.1 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss. The derivative asset is included in prepaid expenses and other current assets in our consolidated balance sheets. No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal year 2011; however, we recognized gains of $3.9 million for fiscal year 2010 in our consolidated statements of income as a component of other income (expense), net relating to hedges as a result of early termination of forward contracts on euro-denominated aircraft purchase commitments.

In the past three fiscal years, our stockholders’ investment has decreased by $53.9 million as a result of translation adjustments. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency losses of $0.1 million and $1.2 million during fiscal years 2011 and 2010, respectively, and foreign currency gains of approximately $1.4 million during fiscal year 2009, primarily related to the British pound sterling. See “Fiscal Year 2011 Compared to Fiscal Year 2010 — Other income (Expense), net” and “Fiscal Year 2010 Compared to Fiscal Year 2009 — Other Income (Expense), net” included elsewhere in this Annual Report for discussion of transaction gains and losses.

A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar as of March 31, 2011 would result in a $8.3 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk

The market for our services and products is primarily the offshore oil and gas industry, and our clients consist primarily of major integrated, international and independent oil and gas producers. We perform ongoing credit evaluations of our clients and have not historically required material collateral. We maintain allowances for potential credit losses, and such losses have been within management’s expectations.

Cash equivalents, which consist of funds invested in highly-liquid debt instruments with original maturities of 90 days or less, are held by major banks or investment firms, and we believe that credit risk in these instruments is minimal. We also manage our credit risk by not entering into complex financial transactions or those with a perceived high level of credit risk.

For more information on the impact of the global market conditions see “Executive Overview – Market Outlook” and “Liquidity and Capital Resources – Financial Condition and Sources of Liquidity” included elsewhere in this Annual Report.

Interest Rate Risk

As of March 31, 2011, we have $707.5 million of debt outstanding, $230.0 million of which carries a variable rate of interest. The market value of our fixed rate debt fluctuates with changes in interest rates. The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2011		2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
7 1/2% Senior Notes	$350,410	$367,500	$350,473	$352,625
$200 Million Term Loan	200,000	200,000	—	—
Revolving Credit Facility	30,000	30,000	—	—
6 1/8% Senior Notes	—	—	230,000	228,850
3% Convertible Senior Notes	99,219	114,929	96,043	101,488
Other	27,832	27,832	40,045	40,045

	$707,461	$740,261	$716,561	$723,008

If prevailing market interest rates had been 1% higher as of March 31, 2011, and all other factors affecting our debt remained the same, the fair value of the 7 1/2% Senior Notes and 3% Convertible Senior Notes would have decreased by $37.1 million or 7.7%. Under comparable sensitivity analysis as of March 31, 2010, the fair value of the 7 1/2% Senior Notes, the 6 1/8% Senior Notes and 3% Convertible Senior Notes would have decreased by $42.1 million or 6.2%.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bristow Group Inc.:

We have audited the accompanying consolidated balance sheets of Bristow Group Inc. (“the Company”) and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristow Group Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

May 20, 2011

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$1,051,829	$999,249	$964,060
Operating revenue from affiliates	63,067	61,842	64,904
Reimbursable revenue from non-affiliates	117,366	103,019	99,608
Reimbursable revenue from affiliates	546	3,646	5,231

	1,232,808	1,167,756	1,133,803

Operating expense:
Direct cost	748,053	717,178	718,375
Reimbursable expense	114,288	105,853	102,987
Depreciation and amortization	90,877	74,684	65,514
General and administrative	120,145	119,701	103,656

	1,073,363	1,017,416	990,532

Gain on GOM Asset Sale	—	—	36,216
Gain on disposal of other assets	10,178	18,665	9,089
Earnings from unconsolidated affiliates, net of losses	20,101	11,852	13,224

Operating income	189,724	180,857	201,800
Interest income	1,092	1,012	6,004
Interest expense	(46,187)	(42,412)	(35,149)
Other income (expense), net	(4,230)	3,036	3,368

Income from continuing operations before provision for income taxes	140,399	142,493	176,023
Provision for income taxes	(7,104)	(28,998)	(50,493)

Net income from continuing operations	133,295	113,495	125,530
Discontinued operations:
Loss from discontinued operations before provision for income taxes	—	—	(379)
Provision for income taxes on discontinued operations	—	—	133

Loss from discontinued operations	—	—	(246)

Net income	133,295	113,495	125,284
Net income attributable to noncontrolling interests	(980)	(1,481)	(2,327)

Net income attributable to Bristow Group	132,315	112,014	122,957
Preferred stock dividends	—	(6,325)	(12,650)

Net income available to common stockholders	$132,315	$105,689	$110,307

Basic earnings per common share:
Earnings from continuing operations	$3.67	$3.23	$3.96
Loss from discontinued operations	—	—	—

Net earnings	$3.67	$3.23	$3.96

Diluted earnings per common share:
Earnings from continuing operations	$3.60	$3.10	$3.57
Loss from discontinued operations	—	—	(0.01)

Net earnings	$3.60	$3.10	$3.56

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$116,361	$77,793
Accounts receivable from non-affiliates, net of allowance for doubtful accounts of $0.1 million and $0.2 million, respectively	247,135	203,312
Accounts receivable from affiliates, net of allowance for doubtful accounts of zero and $4.7 million, respectively	15,384	16,955
Inventories	196,207	186,863
Prepaid expenses and other current assets	53,674	31,448

Total current assets	628,761	516,371
Investment in unconsolidated affiliates	208,634	204,863
Property and equipment – at cost:
Land and buildings	98,054	86,826
Aircraft and equipment	2,116,259	2,036,962

	2,214,313	2,123,788
Less – Accumulated depreciation and amortization	(446,431)	(404,443)

	1,767,882	1,719,345
Goodwill	32,047	31,755
Other assets	25,290	22,286

	$2,662,614	$2,494,620

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$56,972	$48,545
Accrued wages, benefits and related taxes	34,537	35,835
Income taxes payable	2,817	2,009
Other accrued taxes	4,049	3,056
Deferred revenue	9,613	19,321
Accrued maintenance and repairs	16,269	10,828
Accrued interest	2,279	6,430
Other accrued liabilities	19,613	14,508
Deferred taxes	12,176	10,217
Short-term borrowings and current maturities of long-term debt	8,979	15,366

Total current liabilities	167,304	166,115
Long-term debt, less current maturities	698,482	701,195
Accrued pension liabilities	99,645	106,573
Other liabilities and deferred credits	30,109	20,842
Deferred taxes	148,299	143,324
Commitments and contingencies (Note 8)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,311,143 as of March 31, 2011 and 35,954,040 as of March 31, 2010 (exclusive of 1,291,325 treasury shares)	363	359
Additional paid-in capital	689,795	677,397
Retained earnings	951,660	820,145
Accumulated other comprehensive loss	(130,117)	(148,102)

	1,511,701	1,349,799
Noncontrolling interests	7,074	6,772

	1,518,775	1,356,571

	$2,662,614	$2,494,620

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$133,295	$113,495	$125,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,877	74,684	65,514
Deferred income taxes	3,617	15,517	25,522
Loss on disposal of discontinued operations	—	—	379
Discount amortization on long-term debt	3,176	2,976	2,217
Gain on GOM Asset Sale	—	—	(36,216)
Gain on disposal of other assets	(10,178)	(18,665)	(9,089)
Gain on sale of joint ventures	(572)	—	(1,438)
Impairment of Heliservicio investment	2,445	—	—
Stock-based compensation	12,601	13,944	10,179
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(6,221)	(532)	3,311
Tax benefit related to stock-based compensation	(512)	—	(248)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(53,445)	22,421	(17,571)
Inventories	(4,718)	(18,295)	(23,007)
Prepaid expenses and other assets	4,475	8,423	10,639
Accounts payable	4,819	(1,819)	(5,023)
Accrued liabilities	(10,573)	(8,373)	3,475
Other liabilities and deferred credits	(17,731)	(8,417)	(26,066)

Net cash provided by operating activities	151,355	195,359	127,862
Cash flows from investing activities:
Capital expenditures	(145,518)	(306,923)	(454,910)
Deposits on assets held for sale	4,021
Proceeds from sale of joint ventures	1,291	—	—
Proceeds from asset dispositions	27,364	78,730	101,920
Acquisitions, net of cash received	—	—	(16,513)
Investment in unconsolidated affiliate	—	(183,540)	—

Net cash used in investing activities	(112,842)	(411,733)	(369,503)
Cash flows from financing activities:
Proceeds from borrowings	253,013	—	115,000
Debt issuance costs	(3,339)	—	(3,768)
Repayment of debt and debt redemption premiums	(266,105)	(11,225)	(23,529)
Distributions to noncontrolling interest owners	(638)	—	(2,468)
Partial prepayment of put/call obligation	(59)	(76)	(220)
Acquisition of noncontrolling interest	(800)	(7,621)	—
Preferred stock dividends paid	—	(6,325)	(12,650)
Issuance of common stock	1,953	3,594	225,259
Tax benefit related to stock-based compensation	512	—	248

Net cash provided by (used in) financing activities	(15,463)	(21,653)	297,872
Effect of exchange rate changes on cash and cash equivalents	15,518	14,851	(45,312)

Net increase (decrease) in cash and cash equivalents	38,568	(223,176)	10,919
Cash and cash equivalents at beginning of period	77,793	300,969	290,050

Cash and cash equivalents at end of period	$116,361	$77,793	$300,969

Supplemental disclosure of non-cash investing activities:
Accrued proceeds on insurance claim	$—	$7,104	$—
Contribution of note receivable and aircraft to RLR	$—	$—	$(6,551)
Aircraft received for investment in Heliservicio	$—	$—	$2,410

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except share amounts)

	Preferred Stock	Preferred Stock (Shares)	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interests	Accumulated Other Comprehensive Income Loss	Total Stockholders’ Investment	Comprehensive Income
March 31, 2008	$222,554	4,600,000	$239	23,923,685	$186,390	$606,931	$4,570	$(48,673)	$972,011
Issuance of common stock through incentive compensation	—	—	2	190,851	11,134	—	—	—	11,136
Issuance of common stock through public offering and private placement	—	—	50	4,996,900	223,867	—	—	—	223,917
Preferred stock dividends declared	—	—	—	—	—	(12,650)	—	—	(12,650)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	—	5,013	—	5,013
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(220)	—	(220)
Adjustment to noncontrolling interests	—	—	—	—	—	—	93	—	93
Currency translation adjustments	—	—	—	—	—	—	(583)	—	(583)
Acquisition of additional investment in an unconsolidated affiliate	—	—	—	—	—	1,255	—	—	1,255
Net income prior to adoption of new accounting rule	—	—	—	—	—	124,308	2,327	—	126,635	$126,635
Other comprehensive loss	—	—	—	—	—	—	—	(103,781)	(103,781)	(103,781)

March 31, 2009, previously reported	222,554	4,600,000	291	29,111,436	421,391	719,844	11,200	(152,454)	1,222,826	22,854
Adoption of new accounting rules related to convertible debt	—	—	—	—	14,905	(1,351)	—	—	13,554	(1,351)

March 31, 2009	222,554	4,600,000	291	29,111,436	436,296	718,493	11,200	(152,454)	1,236,380	$21,503
Issuance of common stock through incentive compensation	—	—	3	319,804	16,095	—	—	—	16,098
Preferred stock dividends declared	—	—	—	—	—	(6,325)	—	—	(6,325)
Conversion of preferred stock	(222,554)	(4,600,000)	65	6,522,800	222,489	—	—	—	—
Non-cash distribution of noncontrolling interest	—	—	—	—	—	(4,037)	(3,584)	—	(7,621)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(76)	—	(76)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,468)	—	(2,468)
Change of interest gain - Bristow Norway	—	—	—	—	2,517	—	—	—	2,517
Currency translation adjustments	—	—	—	—	—	—	219	—	219
Net income	—	—	—	—	—	112,014	1,481	—	113,495	$113,495
Other comprehensive income	—	—	—	—	—	—	—	4,352	4,352	4,352

March 31, 2010	—	—	359	35,954,040	677,397	820,145	6,772	(148,102)	$1,356,571	$117,847
Issuance of common stock through incentive compensation	—	—	4	357,103	12,398	—	—	—	12,402
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(697)	—	(697)
Acquisition of noncontrolling interest	—	—	—	—	—	(800)	—	—	(800)
Currency translation adjustments	—	—	—	—	—	—	19	—	19
Net income	—	—	—	—	—	132,315	980	—	133,295	133,295
Other comprehensive income	—	—	—	—	—	—	—	17,985	17,985	17,985

March 31, 2011	$—	—	$363	36,311,143	$689,795	$951,660	$7,074	$(130,117)	$1,518,775	$151,280

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Bristow Group Inc., a Delaware corporation (together with its consolidated entities and predecessors, unless the context requires otherwise, “Bristow Group,” the “Company,” “we,” “us,” or “our”), is the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. With a fleet of 569 aircraft as of March 31, 2011, including 196 held by unconsolidated affiliates, Bristow Group and its affiliates conduct major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Mexico, Russia and Trinidad. Certain of our affiliates also provide helicopter military training, search and rescue services and helicopter flight training.

Basis of Presentation

The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities after elimination of all significant intercompany accounts and transactions. Investments in affiliates in which we have a majority voting interest and entities that meet the criteria for Variable Interest Entities (“VIEs”) of which we are the primary beneficiary are consolidated. We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary. See discussion of VIEs in Note 3. We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in value. Dividends from cost method investments are recognized in earnings from unconsolidated affiliates, net of losses, when paid.

Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2011 is referred to as fiscal year 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Areas where accounting estimates are made by management include:

•	Allowances for doubtful accounts;

•	Inventory allowances;

•	Property and equipment;

•	Goodwill, intangible and other long-lived asset impairment;

•	Pension benefits;

•	Contingent liabilities; and

•	Taxes.

Cash and Cash Equivalents — Our cash equivalents include funds invested in highly-liquid debt instruments with original maturities of 90 days or less.

Accounts Receivable — Trade and other receivables are stated at net realizable value. We grant short-term credit to our clients, primarily major integrated, national and independent oil and gas companies. We establish allowances for doubtful accounts on a case-by-case basis when a determination is made that the required payment is unlikely to occur. In establishing these allowances, we consider a number of factors, including our historical experience, change in our clients’ financial position and restrictions placed on the conversion of local currency into U.S. dollars, as well as disputes with clients regarding the application of contract provisions to our services.

Prior to April 1, 2008, because of uncertainty as to collectability, lease revenue from Heliservicio Campeche S.A. de C.V. (“Heliservicio”), an unconsolidated affiliate in Mexico, was recognized as collected. Therefore, during fiscal year 2008 and prior fiscal years, we recorded allowances against all amounts billed to Heliservicio and did not recognize revenue until cash was received. Upon receipt of cash, we reduced the related allowance against the accounts receivable from these entities and recognized revenue. We changed from the cash to accrual basis of recognizing revenue on billings to Heliservicio effective April 1, 2008. During fiscal year 2009, upon collection of amounts previously reserved for Heliservicio, we reversed the allowance amount and recorded revenue of $4.2 million for services provided in prior fiscal years. Additionally, during fiscal years 2011, 2010 and 2009 we recorded additional allowances of $1.0 million, $3.6 million and $0.9 million, respectively, against amounts billed to Heliservicio where collectability was deemed less than probable. In fiscal year 2011, as a result of the settlement of amounts due from Heliservicio in connection with the agreement to sell our remaining interest in Heliservicio, we wrote-off $5.6 million in accounts receivable from Heliservicio, reducing the allowance for prior billings to Heliservicio to zero. See Note 3 for further discussion of operations of and transactions with our unconsolidated affiliates, including Heliservicio.

The following table is a rollforward of the allowance for doubtful accounts, including affiliates and non-affiliates, for fiscal years 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Balance – beginning of fiscal year	$4,956	$4,009	$5,817
Additional allowances	1,039	5,441	4,633
Write-offs and collections (1)	(5,896)	(4,495)	(6,404)
Foreign currency effects	—	1	(37)

Balance – end of fiscal year	$99	$4,956	$4,009

(1)	Includes amounts collected from Heliservicio and recorded as revenue in fiscal year 2009 of $4.2 million related to amounts previously for services provided in prior fiscal years.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories are stated at the lower of average cost or market and consist primarily of spare parts. The following table is a rollforward of the allowance related to obsolete and excess inventory for fiscal years 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Balance – beginning of fiscal year	$13,685	$9,969	$11,827
Expense	8,479	8,632	4,305
Inventory disposed and scrapped	(6,812)	(5,406)	(3,503)
Foreign currency effects	666	490	(2,660)

Balance – end of fiscal year	$16,018	$13,685	$9,969

Property and Equipment — Property and equipment are stated at cost. Property and equipment includes construction in progress, primarily consisting of progress payments on aircraft purchases and facility construction, of $112.4 million and $152.8 million as of March 31, 2011 and 2010, respectively. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of aircraft range from 5 to 15 years, and the residual value used in calculating depreciation of aircraft ranges from 30% to 50% of cost. The estimated useful lives for buildings on owned properties range from 15 to 40 years. Other depreciable assets are depreciated over estimated useful lives ranging from 3 to 15 years, except for leasehold improvements which are depreciated over the lesser of the useful life of the improvement or the lease term (including any period where we have options to renew if it is probable that we will renew the lease). The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in income.

Goodwill — Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. We test the carrying amount of goodwill for impairment annually on March 31 and whenever events or circumstances indicate impairment may have occurred.

Goodwill totaling $32.0 million and $31.8 million as of March 31, 2011 and 2010, respectively, relates to our business units as follows (in thousands):

	Europe	Bristow Academy	West Africa	Other International	Total
March 31, 2009	$27,561	$10,159	$6,358	$576	$44,654
Purchase price adjustments to previously acquired goodwill (1)	(11,835)	—	—	—	(11,835)
Foreign currency translation	(1,082)	51	(33)	—	(1,064)

March 31, 2010	14,644	10,210	6,325	576	31,755
Foreign currency translation	294	53	(55)	—	292

March 31, 2011	$14,938	$10,263	$6,270	$576	$32,047

(1)	Relates to the correction of an immaterial error related to the acquisition of an additional interest in Norsk Helikopter AS (“Norsk”) as discussed in Note 2.

We assessed the goodwill associated with the related business units for impairment as of March 31, 2011 and 2010. Our assessments indicated that there was no impairment of goodwill. In applying a fair value based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our services, capital needs, economic trends and other factors. The assessments were based in part on assumptions regarding the demand for helicopter services, the necessity for training of new pilots (Bristow Academy only) and current market values for similar businesses and involved the use of a discounted cash flow model utilizing estimated future earnings and cash flows and the Company’s weighted-average cost of capital. Goodwill totaling approximately $4.8 million as of March 31, 2011 is expected to be deductible for tax purposes.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets by type were as follows (in thousands):

	Client contracts	Non-compete agreements	Client relationships	Licenses	Total
	Gross Carrying Amount
March 31, 2009	$6,273	$3,393	$1,508	$717	$11,891
Foreign currency translation	783	—	210	100	1,093

March 31, 2010	7,056	3,393	1,718	817	12,984
Foreign currency translation	281	—	68	32	381

March 31, 2011	$7,337	$3,393	$1,786	$849	$13,365

	Accumulated Amortization
March 31, 2009	$(468)	$(1,324)	$(63)	$(58)	$(1,913)
Amortization expense	(1,254)	(757)	(168)	(80)	(2,259)

March 31, 2010	(1,722)	(2,081)	(231)	(138)	(4,172)
Amortization expense	(1,270)	(698)	(170)	(80)	(2,218)

March 31, 2011	$(2,992)	$(2,779)	$(401)	$(218)	$(6,390)

Weighted average remaining contractual life, in years	3.4	0.9	8.1	7.9	3.1

Future amortization expense of intangible assets for each of the years ending March 31 are as follows (in thousands):

2012	$2,134
2013	1,520
2014	1,520
2015	1,520
2016	281

$6,975

The non-compete agreements relate to Bristow Academy. The client contracts, client relationships and licenses in the table above relate to the Bristow Norway acquisition (see Note 2).

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset or asset group to be held and used exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets held for sale are classified as current assets in prepaid expenses and other current assets in our consolidated balance sheets and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale (if any) are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. We recorded an impairment charge of $1.5 million included in depreciation and amortization expense to reduce the carrying value of three aircraft held for sale in fiscal year 2011. We did not recognize any impairment charges related to long-lived assets in fiscal years 2010 and 2009.

Impairment of 50% or Less Owned Companies — We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments. During fiscal year 2011, we recorded an impairment charge included in other income (expense), net of $2.4 million related to our investment in Heliservicio, an unconsolidated affiliate in Mexico. See a discussion of the transaction resulting in the impairment of this investment in Note 2. We did not recognize any impairment charges related to our investments in 50% or less owned companies in fiscal years 2010 and 2009.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets — In addition to the intangible assets discussed above, other assets as of March 31, 2011 and 2010 primarily include debt issuance costs of $8.9 million and $10.1 million, respectively, which are being amortized over the life of the related debt.

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

Revenue Recognition — In general, we recognize revenue when it is both realized or realizable and earned. We consider revenue to be realized or realizable and earned when the following conditions exist: there is persuasive evidence of an arrangement, generally a client contract exists; the services or products have been performed or delivered to the client; the sales price is fixed or determinable; and collection is probable. More specifically, revenue from helicopter services is recognized based on contractual rates as the related services are performed. The charges under these contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter notice period and shorter duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. In order to offset potential increases in operating costs, our long-term contracts may provide for periodic increases in the contractual rates charged for our services. We recognize the impact of these rate increases when the criteria outlined above have been met. This generally includes written recognition from the clients that they are in agreement with the amount of the rate escalation. In addition, our standard rate structure is based on fuel costs remaining at or below a predetermined threshold. Fuel costs in excess of this threshold are generally reimbursed by the client. Cost reimbursements from clients are recorded as reimbursable revenue in our consolidated statements of income.

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

Taxes — We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amount and tax basis of our assets and liabilities and measured using enacted tax rates and laws that will be in effect when the differences are

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to reverse. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation reserve when we believe that it is more likely than not that any deferred income tax asset created will not be realized.

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

Foreign Currency — In preparing our financial statements, we must convert all non-U.S. dollar currencies to U.S. dollars. Balance sheet information is presented based on the exchange rate as of the balance sheet date, and statement of income information is presented based on the average conversion rate for the period. The various components of stockholders’ investment are presented at their historical average exchange rates. The resulting difference after applying the different exchange rates is the cumulative translation adjustment. Foreign currency transaction gains and losses result from the effect of changes in exchange rates on transactions denominated in currencies other than a company’s functional currency, including transactions between consolidated companies. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as cumulative translation adjustments and are reported in stockholders’ investment as accumulated other comprehensive gains or losses. Changes in exchange rates could cause significant changes in our financial position and results of operations in the future.

As a result of the changes in exchange rates, we recorded foreign currency transaction losses of approximately $0.1 million and $1.2 million during fiscal years 2011 and 2010, respectively, and gains of approximately $1.4 million during fiscal year 2009.

Derivative Financial Instruments — See Note 7 for a discussion of our accounting for derivative financial instruments.

Incentive Compensation — See Note 10 for a discussion of our accounting for incentive compensation arrangements.

Other Income (Expense), Net — The amounts for fiscal years 2011, 2010 and 2009 primarily include the foreign currency transaction gains and losses described under “Foreign Currency” above. Other income (expense), net in fiscal year 2011 also includes $2.4 million for impairment of our investment in Heliservicio, gains on sales of two joint ventures of $0.6 million and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes due 2013 (“6 1/8% Senior Notes”). Other income (expense), net in fiscal year 2010 includes $3.9 million of hedging gains resulting from termination of forward contracts on euro-denominated aircraft purchase commitments. Fiscal year 2009 includes a $1.4 million gain related to the sale of 25% of our investment in Heliservicio (see Note 2).

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE. Our adoption of this amendment did not change our conclusions with regard to VIEs and did not have an impact on our financial position, cash flows and results of operations. The additional disclosure requirements included in this amendment are provided in Note 2.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a standard to amend disclosure requirements related to fair value measurements by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities. This standard also requires separate line item disclosure of all purchases, sales, issuances and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, in contrast to the existing aggregate presentation as a single line item. Certain disclosure requirements of this standard were effective April 1, 2010, while other disclosure requirements of the standard are effective for financial statements issued in fiscal years beginning after December 15, 2010 and interim periods within those years. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not impact our financial position, cash flows and results of operations.

In October 2009, the FASB issued application guidance on multiple deliverables in revenue arrangements which is effective for us on April 1, 2011. This update provides further guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We have no revenue arrangements subject to this guidance and therefore the adoption of these requirements will have no impact on our financial position, cash flows and results of operations.

Note 2 — ACQUISITIONS AND DISPOSITIONS

Líder Acquisition

On May 26, 2009, we acquired a 42.5% interest in Líder, the largest provider of helicopter and executive aviation services in Brazil, for $179.9 million, including transaction costs incurred in fiscal years 2010 and 2009. The investment is accounted for under the equity method of accounting. In connection with this transaction, Líder purchased one large and four medium aircraft from us for $55.0 million, resulting in a net cash outlay of $124.9 million. For the five years after this acquisition, Bristow Group has the right to provide 100% of Líder’s helicopter lease requirements as well as the right to lease 50% of Líder’s total medium and large helicopter requirements that it would otherwise fulfill through purchase or finance lease.

Additionally, the terms of the purchase agreement include incremental earn-out payments of $8.5 million for each year in the three-year period ending December 31, 2011 and a cumulative earn-out payment up to an additional $27.6 million based on the achievement of growth targets over the three-year period ending December 31, 2011. If fully earned, these payments would total $53.1 million. Based on Líder’s audited results for the years ended December 31, 2010 and 2009, $17.0 million in earn-out payments was not earned, leaving maximum total earn-out payments of $36.1 million. In connection with the acquisition of our interest in Líder, we entered into a shareholders’ agreement that defines certain rights held by shareholders of Líder. Pursuant to the shareholders’ agreement, we are entitled to appoint one of the five members of Líder’s board of directors and our approval is required for certain actions. The shareholders’ agreement also includes provisions relating to the transfer of Líder shares, including provisions that restrict the sale by us of our Líder shares for three years, provide us with a right of first refusal on certain secondary sales and a tag along right for transfers of shares and require our consent for an initial public offering by Líder in specified circumstances.

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

GOM Asset Sale

On October 30, 2008, we sold 53 small aircraft and related assets operating in the U.S. Gulf of Mexico for $65 million (the “GOM Asset Sale”). The buyer entered into agreements with our former clients that were supported by the aircraft included in the GOM Asset Sale.

The following table summarizes the after-tax gain on the GOM Asset Sale recorded in our consolidated statement of income for fiscal year 2009 (in thousands):

Sale price	$65,000
Net assets sold	(23,423)
Transaction expenses	(5,361)

Pre-tax gain on sale	36,216
Provision for income taxes	(12,810)

After-tax gain on GOM Asset Sale	$23,406

Diluted earnings per share	$0.68

Revenue of $24.8 million was generated from these former clients in fiscal year 2009, representing 10% of revenue for the North America business unit in such period.

Heliservicio and RLR

Effective April 1, 2008, we sold a 25% interest in Heliservicio, an unconsolidated affiliate of ours operating in Mexico, in return for a small aircraft with a value of $2.4 million. As a result of this transaction, we owned a 24% interest in Heliservicio as of March 31, 2011. This transaction resulted in a gain of $1.4 million. We also acquired an additional 21% interest in Rotorwing Leasing Resources, L.L.C. (“RLR”) through contribution of a note receivable of $4.1 million owed by RLR to us and the contribution of the $2.4 million small aircraft to RLR, which increased our ownership interest to 70% in this entity. Collectively, these transactions are referred to as the Mexico Reorganization. The contribution of the note receivable and aircraft to RLR and the receipt of the aircraft for a portion of our interest in Heliservicio are included in non-cash investing activities on our consolidated statement of cash flows for fiscal year 2009.

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

(1)

From April 1, 2005 to March 31, 2008 because of uncertainties as to collectability, lease revenue from Heliservicio was recognized as collected. As a result of the collection of past due receivables and the improved financial condition of Heliservicio, revenue from Heliservicio has been recognized on an accrual basis since April 1, 2008.

(2)	Represents the impact of earnings from unconsolidated affiliates for previously unrecognized lease revenue from Heliservicio prior to April 1, 2008.

In January 2010, we acquired an additional 29% interest in RLR for $7.6 million and as a result owned 99% of RLR as of March 31, 2011. We have the option to purchase the remaining 1% of RLR on January 18, 2015, or earlier if the current 1% interest holder ceases to be a guarantor of 30% of RLR’s outstanding debt to Whitney National Bank. Additionally, in January and February 2010, we and our partner contributed $4.6 million and $14.5 million, respectively, to Heliservicio. This contribution did not change our ownership percentage in Heliservicio. RLR has leased all of its aircraft to Heliservicio. As of December 31, 2009, Heliservicio owed RLR and other Bristow Group subsidiaries $29.7 million. Subsequent to the January 2010 contributions to Heliservicio, Heliservicio settled a portion of the amounts due to us and our partner for services provided to Heliservicio in prior periods. Heliservicio had remaining outstanding amounts due to us totaling $12.8 million as of March 31, 2010 of which we provided an allowance for doubtful accounts of $4.6 million ($0.9 million of which related to disputed invoices).

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally,

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. We anticipate this transaction will close by June 30, 2011. This transaction will result in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio will transfer to CICSA for no proceeds, resulting in the impairment in Heliservicio of our investment of $2.4 million, which we have recognized as of March 31, 2011 (see discussion in Note 1). We will acquire the remaining 1% interest in RLR for $0.3 million.

The Equity Agreement includes provisions for the settlement of past due amounts (including past due accounts receivable) due from Heliservicio to us and settlement of other matters. As part of this agreement, on January 31, 2011, we received a net payment from Heliservicio of $2.7 million that was applied to outstanding accounts receivable and wrote-off $5.6 million of previously reserved accounts receivable due from Heliservicio. The Equity Agreement also provides for our release from the guarantees. We were fully released from these guarantees on March 31, 2011. We will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements. We currently have approximately $22.3 million of inventory supporting the fleet of aircraft operated by Heliservicio in Mexico, of which approximately $10.3 million is in Mexico with the remainder in transit to Mexico or at our maintenance facilities in the U.S. We expect to recover the value of this inventory either through use in Heliservicio’s operations, consumption elsewhere in the Bristow Group fleet, in support of other operator’s fleets or through sale of the inventory to third parties. However, if certain events do not occur as expected, it is possible that a partial impairment of the inventory may be necessary. We estimate the range of potential loss to be $5 million to $10 million.

Note 3 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.

As of March 31, 2011, we have three VIEs of which we are the primary beneficiary and were involved in one VIE of which we are not the primary beneficiary.

VIEs of which we are the primary beneficiary

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares in Bristow Helicopter Group Limited (“Bristow Helicopters”). Its subsidiaries provide helicopter services to clients primarily in the U.K, Norway, Australia and Nigeria. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($145.9 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $843.7 million as of March 31, 2011.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of March 31, 2011) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our consolidated statements of income, with a corresponding increase in noncontrolling interest on our consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Balance – beginning of fiscal year	$1,495	$1,419	$2,072
Payments to noncontrolling interest shareholders	(59)	(76)	(220)
Noncontrolling interest expense	59	65	141
Currency translation	87	87	(574)

Balance – end of fiscal year	$1,582	$1,495	$1,419

Bristow Aviation and its subsidiaries are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information reflected on our consolidated balance sheets and statements of income for Bristow Aviation and subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, as follows (in thousands):

	March 31,
	2011	2010
Assets
Cash and cash equivalents	$29,840	$54,292
Accounts receivable	190,896	149,848
Inventories	108,586	98,993
Prepaid expenses and other current assets	50,296	35,093

Total current assets	379,618	338,226
Investment in unconsolidated affiliates	12,344	12,938
Property and equipment, net	221,274	204,521
Goodwill	15,915	15,569
Other assets	9,794	15,020

Total assets	$638,945	$586,274

Liabilities
Accounts payable	72,140	54,592
Accrued liabilities	902,570	793,754
Deferred taxes	9,816	11,633
Short-term borrowings and current maturities of long-term debt	2,724	16,497

Total current liabilities	987,250	876,476
Long-term debt, less current maturities	156,080	138,020
Accrued pension liabilities	99,645	106,573
Other liabilities and deferred credits	13,043	6,211
Deferred taxes	16,334	14,989

Total liabilities	$1,272,352	$1,142,269

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2011	2010	2009
Revenue	$904,849	$845,169	$758,197
Operating income	36,789	36,828	58,732
Net loss	86,451	76,143	39,927

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria with local partners, in which we own an interest of 40%. BHNL provides helicopter services to clients in Nigeria.

In order to have a presence in the Nigerian market, we were required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to our expertise in the overall management and day-to-day operation of BHNL. Thus, because we have the power to direct the most significant activities affecting the ongoing success of BHNL and hold a variable interest in the entity in the form of its equity investment, we consolidate BHNL as the primary beneficiary.

BHNL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented above.

Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners, in which we own an interest of 50.17%. PAAN provides helicopter services to clients in Nigeria.

The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of the company (including identifying and contracting with clients), setting the operating and capital budgets, and strategic decisions regarding the potential expansion of the company’s operations. Throughout the history of the PAAN, through its board seats and managing director, we have directed the key operational decisions of PAAN (without objection from the other board members). As we have the power to direct the significant activities of PAAN, we consolidate the entity as the primary beneficiary. However, as we own a majority interest in PAAN, the separate presentation of financial information for PAAN is not required.

VIEs of which we are not the primary beneficiary

Heliservicio — As of March 31, 2011, we owned a 24% interest in Heliservicio, a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation services to Petróleos Mexicanos and other companies on a contract and ad hoc basis. Heliservicio leases 21 aircraft from us and leases 13 aircraft from third parties to provide helicopter services to its clients. See Note 2 for discussion of the pending sale of our interest in Heliservicio.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activities that most significantly impact Heliservicio’s economic performance relate to (a) the day-to-day operation of the company, including decisions relating to hiring/firing personnel, where and when to fly, and what clients to fly for and extend credit to; and (b) strategic decisions regarding the potential expansion of the company’s operations. The other partner in Heliservicio has the ability to control these decisions through its majority board representation. As such, we have determined that we would not be the primary beneficiary of Heliservicio as we do not have the power to direct the most significant activities which affect the economic success of the entity. Accordingly, we have accounted for our 24% interest in Heliservicio as an equity method investment.

The following table summarizes the amounts recorded for this nonconsolidated VIE and the related off-balance sheet guarantees as of March 31, 2011 and 2010 (in thousands):

	March 31, 2011		March 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets:
Accounts receivable (1)	$10,113	$10,113	$11,986	$16,571
Investment in unconsolidated affiliate (2)	—	—	3,329	3,329

Total assets	$10,113	$10,113	$15,315	$19,900

Off-Balance Sheet:
Guarantees (3)	$—	$—	$—	$26,352

(1)

Amounts presented herein include unbilled accounts receivable of $2.0 million and $3.8 million as of March 31, 2011 and 2010, respectively. The carrying amounts presented are net of allowances for doubtful accounts of zero and $4.6 million as of March 31, 2011 and 2010, respectively.

(2)

As previously discussed, we anticipate the sale of our interest in Heliservicio to close by June 30, 2011. This transaction will result in us having no ownership in Heliservicio. Our ownership interest in Heliservicio will transfer to CICSA for no proceeds, resulting in the impairment of our investment of $2.4 million which we have recognized as of March 31, 2011.

(3)

We had received a counter-guarantee from our partner in Heliservicio for 76% ($20.0 million as of March 31, 2010) of these amounts, which is not reflected in the table above. This guarantee was transferred in full to our partner in Heliservicio, CICSA, on March 31, 2011.

We anticipate the sale of our interest in Heliservicio to close by June 30, 2011. This transaction will result in us having no ownership of Heliservicio. See discussion of this transaction in Note 2.

Other Significant Affiliates — Consolidated

In addition to the VIEs discussed above, we consolidate the following less than 100% owned entities:

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 25, 2007, we acquired an additional 9% interest in each of BHLL and SBAS for $300,000 in accordance with a put/call option agreement. In addition, on May 25, 2007, we entered into an agreement for grant of a new call option under which we can acquire an additional 8.5% interest in Aviashelf. This agreement replaces the previous put/call option agreement.

RLR — As of March 31, 2011, we owned a 99% interest in RLR, a Louisiana limited liability company. RLR owns seven aircraft and leases three aircraft from our other consolidated affiliates, all of which it leases to Heliservicio. We consolidated RLR effective April 1, 2008 and previously accounted for our investment in this entity as an equity method investment. See Note 2 for discussion of the Mexico Reorganization.

During September 2007, we and the other RLR shareholder each contributed additional capital of approximately $2.0 million to RLR, and we loaned RLR $4.1 million under a three-year term loan arrangement. The funds were used by RLR to purchase an aircraft delivered in September 2007, which was leased to Heliservicio. During fiscal year 2009, we contributed the $4.1 million note receivable to RLR in connection with the Mexico Reorganization.

We will acquire the remaining 1% interest in RLR for $0.3 million. See further discussion of this transaction in Note 2.

Other Significant Affiliates — Unconsolidated

We also have an investment in Petroleum Air Services (“PAS”), an unconsolidated affiliate that is accounted for under the cost method as we are unable to exert significant influence over its operations. We also have investments in several unconsolidated affiliates that we account for under the equity method which are FBS Limited (“FBS”), FB Heliservices Limited (“FBH”), FB Leasing Limited (“FBL”), collectively referred to as the FB Entities, Líder and Heliservicio. Heliservicio, Líder and PAS are principally involved in the provision of helicopter transportation services to the offshore oil and gas industry, and the FB Entities’ activities are described in further detail below. Heliservicio is a VIE of which we are not the primary beneficiary and as such is described above.

PAS — In Egypt, we operate through our 25% interest in PAS, an Egyptian corporation. PAS provides helicopter and fixed wing transportation to the offshore energy industry. Additionally, spare fixed-wing capacity is chartered to tourism operators. PAS owns 45 aircraft.

FB Entities — We own a 50% interest in each of the FB Entities, U.K. corporations which principally provide pilot training, maintenance and support services to the British military under an agreement that runs through March 31, 2012. FBS and FBL own and operate a total of 63 aircraft.

The FB Entities originated in 1996 when Bristow Aviation was awarded a contract to provide pilot training and maintenance services to the Defence Helicopter Flying School, a then newly established training school for all branches of the British military, under a fifteen-year contract valued at approximately £500 million over the full term. FBS purchased and specially modified 47 aircraft dedicated to conducting these training activities, which began in May 1997. Bristow Aviation and its partner have given joint and several guarantees of up to £15 million ($24.0 million) related to the performance of this contract. Bristow Aviation has also guaranteed repayment of up to £10 million ($16.0 million) of FBS’s outstanding debt obligation, which is primarily collateralized by the 47 aircraft discussed above.

Líder — In Brazil, we own a 42.5% interest in Líder, a provider of helicopter and executive aviation services. Líder’s fleet has 47 helicopters and 28 fixed wing aircraft. Líder also leases six aircraft from us and one aircraft from a third party to provide helicopter services to its clients.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our percentage ownership and investment balances for the unconsolidated affiliates are as follows:

	March 31,
	2011	2010	2011	2010
			(In thousands)
Cost Method:
PAS	25%	25%	$6,286	$6,286
Other			104	720
Equity Method:
FB Entities	50%	50%	11,508	11,775
Heliservicio	24%	24%	—	3,329
Líder	42.5%	42.5%	189,854	182,160
Other			882	593

Total			$208,634	$204,863

Earnings from unconsolidated affiliates were as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Dividends from entities accounted for on the cost method:
PAS	$2,560	$2,560	$2,750
Other	89	217	262

	2,649	2,777	3,012
Earnings, net of losses, from entities accounted for on the equity method:
FB Entities	9,686	8,645	8,731
Heliservicio	(884)	(1,958)	(2,348)
Líder	8,513	2,275	—
Norsk (1)	—	—	265
RLR (1)	—	—	3,401
Other	137	113	163

	17,452	9,075	10,212

Total	$20,101	$11,852	$13,224

(1)

As discussed in Note 2, we obtained majority ownership of Norsk and RLR in fiscal year 2009 and began consolidating these entities. Prior to that date, we owned 49% of both Norsk and RLR and accounted for these investments under the equity method.

We received $11.5 million, $11.3 million and $16.5 million of dividends from our investments accounted for on the equity method for fiscal years 2011, 2010 and 2009, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of combined financial information of our unconsolidated affiliates accounted for under the equity method is set forth below (in thousands):

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Current assets	$235,174	$212,610
Non-current assets	467,922	410,799

Total assets	$703,096	$623,409

Current liabilities	$185,427	$183,300
Non-current liabilities	266,630	226,536
Equity	251,039	213,573

Total liabilities and equity	$703,096	$623,409

	Fiscal Year Ended March 31,
	2011	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$606,097	$493,627	$232,051
Gross profit	$99,828	$56,491	$37,381
Net income	$50,091	$12,632	$13,149

Note 4 — PROPERTY AND EQUIPMENT

During fiscal year 2011, we received proceeds of $20.1 million from the disposal of 16 aircraft and certain other equipment, which together resulted in a net gain of $10.2 million. Additionally, we received proceeds from insurance recoveries of $7.3 million. A gain of $4.2 million relating to this insurance recovery was recorded in fiscal year 2010. We recorded an impairment charge during fiscal year 2011 of $5.3 million included in depreciation and amortization expense related to expenditures made primarily in fiscal years 2010 and 2009 to upgrade an internal software system, as it is no longer probable that this system upgrade will be completed. These expenditures had been included in construction in progress. Additionally, we received $4.0 million in deposit for aircraft and inventory held for sale as of March 31, 2011 and will recognize a gain of $1.4 million during the three months ended June 30, 2011 upon completion of the sale of these assets.

During fiscal year 2010, we received proceeds of $78.7 million from the disposal of 22 aircraft and certain other equipment, which together resulted in a net gain of $14.5 million, and recorded a $4.2 million gain related to insurance recoveries as discussed above.

In addition to the proceeds from the GOM Asset Sale discussed in Note 2, during fiscal year 2009, we received proceeds of $36.9 million from the disposal of 13 aircraft and certain other equipment, resulting in a net gain of $9.5 million. Also during fiscal year 2009, we recorded a $0.4 million loss related to non-recoverable deductibles under our insurance policies for hurricane damage.

As of March 31, 2011 and 2010, prepaid expense and other current assets included $31.6 million and $16.5 million, respectively, associated with 16 and 15 aircraft, respectively, classified as held for sale. We recorded an impairment charge of $1.5 million included in depreciation and amortization expense to reduce the carrying value of three aircraft held for sale in fiscal year 2011. No impairment charges were recorded in fiscal years 2010 and 2009 to reduce the carrying value of aircraft to their fair values in those periods.

Note 5 — DEBT

Debt as of March 31, 2011 and 2010 consisted of the following (in thousands):

	March 31,
	2011	2010
7 1/2% Senior Notes due 2017, including $0.4 million and $0.5 million of unamortized premium, respectively	$350,410	$350,473
$200 Million Term Loan	200,000	—
Revolving Credit Facility	30,000	—
6 1/8% Senior Notes due 2013	—	230,000
3% Convertible Senior Notes due 2038, including $15.8 million and $19.0 million of unamortized discount, respectively	99,219	96,043
Bristow Norway Debt	11,454	11,841
RLR Note	14,900	16,089
Term loans	—	12,081
Other debt	1,478	34

Total debt	707,461	716,561
Less short-term borrowings and current maturities of long-term debt	(8,979)	(15,366)

Total long-term debt	$698,482	$701,195

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7 1/2% Senior Notes due 2017 — On June 13 and November 13, 2007, we completed offerings totaling $350 million of 7 1/2% Senior Notes due 2017 (the “7 1/2% Senior Notes”). $50 million of the notes were issued for a premium of $0.6 million, which is being amortized over the life of the notes as a reduction of interest expense. These notes are unsecured senior obligations and rank effectively junior in right of payment to all of the Company’s existing and future secured indebtedness, rank equal in right of payment with our existing and future senior unsecured indebtedness and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 7 1/2% Senior Notes are guaranteed by certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”), which are the same subsidiaries that guaranteed the 6 1/8% Senior Notes due 2013 and are guarantors of the 3% Convertible Senior Notes (discussed below). The indenture for the 7 1/2% Senior Notes includes restrictive covenants which limit, among other things, our ability to incur additional debt, issue disqualified stock, pay dividends, repurchase stock, invest in other entities, sell assets, incur additional liens or security, merge or consolidate the Company and enter into transactions with affiliates. Interest on the 7 1/2% Senior Notes is paid on March 15 and September 15 of each year, beginning on September 15, 2007, and the 7 1/2% Senior Notes mature on September 15, 2017. The 7 1/2% Senior Notes are redeemable at our option; however, any payment or re-financing of these notes prior to September 15, 2012 is subject to a make-whole premium, and any payment or re-financing is subject to a prepayment premium of 103.75%, 102.50% and 101.25% if redeemed during the twelve-month period beginning on September 15 of 2012, 2013 and 2014, respectively, after which the 7 1/2% Senior Notes are redeemable at par.

Pursuant to a registration rights agreement with the holders of our 7 1/2% Senior Notes, we exchanged their notes for publicly registered notes with identical terms on March 3, 2008.

Revolving Credit Facility and Term Loan — In November 2010, we entered into a $375 million amended and restated revolving credit and term loan agreement (“Amended and Restated Credit Agreement”), which includes a five-year, $175 million revolving credit facility (with a subfacility of $30 million for letters of credit) (“Revolving Credit Facility”) and a five-year, $200 million term loan (“$200 Million Term Loan”) (together referred to as our “Credit Facilities”). The Credit Facilities replace our syndicated senior secured credit facilities which consisted of a $100 million revolving credit facility (with a subfacility of $25 million for letters of credit) and a $25 million letter of credit facility (our “Old Credit Facilities). Proceeds from the $200 Million Term Loan and the borrowings under the Revolving Credit Facility were used primarily to redeem the 6 1/8% Senior Notes as described below. Borrowings under the Revolving Credit Facility are due on November 22, 2015. Borrowings under the $200 Million Term Loan are payable in quarterly installments commencing on December 31, 2011, with the aggregate unpaid principal balance of $130 million due on November 22, 2015. We incurred $3.3 million of deferred financing costs which are included in other assets as of March 31, 2011 and will be amortized to interest expense over five years.

Borrowings under the Revolving Credit Facility and $200 Million Term Loan bear interest at a rate equal to, at our option, Base Rate or LIBOR plus a borrowing margin ranging from 0.625% to 2.875% based on our leverage ratio. “Base Rate” means the higher of the per annum rate the administrative agent publicly announces as its prime lending rate in effect from time to time or the Federal Funds rate plus 0.50% per annum. The borrowing margin is the greater of 2.50% per annum or the appropriate percentage based on the leverage ratio until delivery of the financial statements for the three months ended June 30, 2011. The interest rate was 2.75% as of March 31, 2011.

Obligations under the Amended and Restated Credit Agreement are guaranteed the Guarantor Subsidiaries and secured by the U.S. cash and cash equivalents, accounts receivable, inventories, non-aircraft equipment, prepaid expenses and other current assets, intangible assets and intercompany promissory notes held by Bristow Group Inc. and the Guarantor Subsidiaries, and 100% and 65% of the capital stock of certain of our principal domestic and foreign subsidiaries, respectively. In addition, the Amended and Restated Credit Agreement includes customary covenants, including certain financial covenants and restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens; the making of loans, guarantees or investments; sale of assets; payments of dividends or repurchases of our capital stock; and entering into transactions with affiliates.

As of March 31, 2011, we had $0.6 million in letters of credit and $30.0 million in loans outstanding under the Revolving Credit Facility.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6 1/8% Senior Notes due 2013 — On June 20, 2003, we completed an offering of $230 million 6 1/8% Senior Notes due 2013 (the “6 1/8% Senior Notes”). These notes were unsecured senior obligations and ranked effectively junior in right of payment to all the Company’s existing and future secured indebtedness, ranked equal in right of payment with our existing and future senior unsecured indebtedness and ranked senior in right of payment to any of our existing and future subordinated indebtedness. The 6 1/8% Senior Notes were guaranteed by the Guarantor Subsidiaries and scheduled to mature on June 15, 2013. On December 23, 2010, we redeemed the 6 1/8% Senior Notes and incurred a $2.3 million redemption premium, which is included in other income (expense), net for fiscal year 2011. Additionally, we recorded non-cash expense of $2.4 million for unamortized debt issuance cost, which is included in interest expense for fiscal year 2011.

3% Convertible Senior Notes due 2038 — In June 2008, we completed the sale of $115 million of 3% Convertible Senior Notes. These notes are unsecured senior obligations and rank effectively junior in right of payment to all the Company’s existing and future secured indebtedness, rank equal in right of payment to all of the Company’s existing and future unsecured senior debt and rank senior in right of payment to any of our existing and future subordinated indebtedness. The 3% Convertible Senior Notes are guaranteed by the Guarantor Subsidiaries. Interest is paid on the 3% Convertible Senior Notes on June 15 and December 15 of each year, beginning on December 15, 2008. The notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our common stock (“Common Stock”). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. The following table sets forth the stock price and additional shares by which the applicable conversion rate will be increased upon conversion, subject to the terms discussed above.

Market Value of Common Stock	Number of Shares of Common Stock Issued for Each $1,000 Principal Amount of 3% Convertible Senior Notes	Total Number of Shares of Common Stock Issued for 3% Convertible Senior Notes
$46.87 or less	21.3356	2,453,594
Between $46.87 and $169.99	21.3344 to 12.9308	2,453,593 to 1,487,032
$170.00 and above	12.9307	1,487,031

The notes will mature on June 15, 2038 and may not be redeemed by us prior to June 15, 2015, after which they may be redeemed at 100% of principal amount plus accrued and unpaid interest. Holders of the 3% Convertible Senior Notes may require us to repurchase any or all of their notes for cash on June 15, 2015, 2020, 2025, 2030 and 2035, or in the event of a fundamental change, as defined in the indenture for the 3% Convertible Senior Notes (including the delisting of our Common Stock and certain change of control transactions), at a price equal to 100% of the principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with certain fundamental changes occurring prior to June 15, 2015, we will increase the applicable conversion rate by a specified number of additional shares of Common Stock. As of March 31, 2011, the if-converted value of the 3% Convertible Senior Notes did not exceed the principal balance.

Accounting standards require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as additional paid-in capital. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s remaining life. The balances of the debt and equity components as of each period presented are as follows (in thousands):

	March 31, 2011	March 31, 2010
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(15,781)	(18,957)

Debt component – net carrying value	$99,219	$96,043

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining debt discount is being amortized into interest expense over the expected four year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for fiscal years 2011 and 2010 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for fiscal years 2011 and 2010 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Contractual coupon interest	$3,450	$3,450	$2,731
Amortization of debt discount	3,176	2,976	2,217

Total interest expense	$6,626	$6,426	$4,948

Bristow Norway Debt and Overdraft Facility — Bristow Norway had two term loans with a Norwegian bank that were used to purchase two helicopters. In August 2009, these two term loans were repaid in the amounts of Norwegian kroner (“NOK”) 9.5 million ($1.6 million) and NOK 26.0 million ($4.3 million). A third term loan was used to purchase a third helicopter and was denominated in U.S. dollars prior to converting to NOK in August 2009. In October 2010, this third term loan was refinanced for three years at a fixed rate of approximately 5% per annum, payable in quarterly installments of NOK 1.7 million ($0.3 million as of March 31, 2011), with the balloon payment of NOK 47.9 million ($8.7 million as of March 31, 2011) due at maturity. As of March 31, 2011, this term loan had a balance of NOK 63.4 million ($11.5 million). This outstanding term loan is secured by the helicopter and certain receivables. Additionally, Bristow Norway has an overdraft facility of NOK 5 million ($0.9 million) with a Norwegian bank. No borrowings were outstanding under this overdraft facility at March 31, 2011. Borrowings under the overdraft facility bear interest at a reference rate plus a margin and this overdraft facility can be terminated by either party upon ten banking days’ written notice.

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

Term Loans — In May 2007, a consolidated subsidiary completed an $18.7 million term loan financing, the proceeds of which were used to purchase two aircraft in May and July 2007. This financing and aircraft purchase did not involve the transfer of cash. The term loan was repayable in quarterly installments with the first payment of $0.3 million in June 2007, followed by thirty-two consecutive quarterly principal payments of $0.6 million, the first of which was paid in September 2007. Interest was payable on the term loan at LIBOR plus a margin of 1.25% (about 1.54% as of March 31, 2010). The term loan was secured by the two aircraft, and we provided a parent guarantee of the loan.

In May 2010, we repaid $5.9 million of the term loan early. The quarterly principal payments of $0.6 million were reduced to $0.3 million, with the final principal payment remaining due on June 30, 2015. On January 21, 2011, the balance outstanding of the term loan was repaid in full.

Other debt — On July 15, 2010, we borrowed $8.1 million from Whitney National Bank, which was secured by one aircraft, and was subsequently repaid on December 15, 2010.

In April 2010, Aviashelf entered into a short-term loan with Bank Iturup for 60 million Russian rubles ($2.0 million) at a 19% interest rate that matures on September 30, 2011.

Other Matters — Aggregate annual maturities (which excludes unamortized premium of $0.4 million and unamortized discount of $15.8 million) for all debt for the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ending March 31
2012	8,979
2013	15,076
2014	27,862
2015	23,981
2016	174,064
Thereafter	472,869

$722,831

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest paid in fiscal years 2011, 2010, and 2009 was $47.7 million, $45.3 million and $44.1 million, respectively. Capitalized interest was $6.0 million, $8.0 million and $14.5 million in fiscal years 2011, 2010, and 2009, respectively.

Note 6 — FAIR VALUE DISCLOSURES

Assets and liabilities subject to fair value measurement are categorized into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

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

The following table summarizes the financial instruments we had as of March 31, 2011, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011	Balance Sheet Classification
Derivative asset	$—	$3,306	$—	$3,306	Prepaid expenses and other current assets
Rabbi Trust investments	4,091	—	—	4,091	Other assets

Total assets	$4,091	$3,306	$—	$7,397

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

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	March 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,410	$367,500	$350,473	$352,625
$200 Million Term Loan	200,000	200,000	—	—
Revolving Credit Facility	30,000	30,000	—	—
6 1/8% Senior Notes	—	—	230,000	228,850
3% Convertible Senior Notes	99,219	114,929	96,043	101,488
Other	27,832	27,832	40,045	40,045

	$707,461	$740,261	$716,561	$723,008

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

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

We entered into forward contracts during fiscal years 2011, 2010 and 2009 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had no open forward contracts relating to euro-denominated aircraft purchase commitments as of March 31, 2010. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying nominal value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011. As of March 31, 2011, the fair value of these contracts was an asset of $3.3 million. As of March 31, 2011, an unrecognized gain of $2.1 million, net of tax, on these contracts is included as a component of accumulated other comprehensive loss. The derivative asset is included in prepaid expenses and other current assets in our consolidated balance sheets. No gains or losses relating to forward contracts are recognized in our consolidated statements of income for fiscal year 2011; however, we recognized gains of $3.9 million for fiscal year 2010 in our consolidated statements of income as a component of other income (expense), net relating to hedges as a result of early termination of forward contracts on euro-denominated aircraft purchase commitments.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year 2010, we entered into participating forward derivative contracts to mitigate our exposure to exchange rate fluctuations on our euro-denominated third party maintenance contracts. As of March 31, 2010, the fair value of the three open contracts was a liability of $0.1 million with strike/call prices ranging from 0.9183 British pound sterling per euro to 0.9249 British pound sterling per euro and underlying notional values totaling €2,850,000, expiring in June 2010. The related strike/put prices and the expiration dates were the same as the calls but have underlying notional values totaling €1,425,000. These contracts were designated as hedges for accounting purposes, and as such, changes to the fair value of the derivative instruments were recorded in accumulated other comprehensive loss as if the hedge was deemed to be effective.

Information on the location and amounts of derivative gains and losses in the consolidated statement of income for the year ended March 31, 2011 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$2,150	Other income (expense), net	$—	Other income (expense), net	$—

	$2,150		$—		$—

Information on the location and amounts of derivative gains and losses in the consolidated statement of income for the year ended March 31, 2010 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency participating forwards	$(32)	Other income (expense), net	$—	Other income (expense), net	$(28)
Foreign currency forward contracts	8,158	Other income (expense), net	$—	Other income (expense), net	3,936

	$8,126		$—		$3,908

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the location and amounts of derivative gains and losses in the consolidated statement of income for the year ended March 31, 2009 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(6,661)	Other income (expense), net	$—	Other income (expense), net	$—

	$(6,661)		$—		$—

Note 8 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of March 31, 2011 we had six aircraft on order and options to acquire an additional 31 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Fiscal Year Ending March 31,
	2012	2013	2014	2015 and beyond	Total
Commitments as of March 31, 2011:
Number of aircraft:
Large (1)	6	—	—	—	6

	6	—	—	—	6

Related expenditures (in thousands)(2)	$91,931	$—	$—	$—	$91,931

Options as of March 31, 2011:
Number of aircraft:
Medium	—	10	2	10	22
Large	—	5	4	—	9

	—	15	6	10	31

Related expenditures (in thousands)(2)	$86,829	$183,885	$123,654	$141,308	$535,676

(1)	Signed client contracts are currently in place for all of these aircraft.
(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following chart presents an analysis of our aircraft orders and options during fiscal years 2011, 2010 and 2009:

	Fiscal Year Ended March 31,
	2011		2010		2009
	Orders	Options	Orders	Options	Orders	Options
Beginning of fiscal year	9	39	24	47	35	50
Aircraft delivered (1)	(8)	—	(26)	—	(33)	—
Aircraft ordered	6	(6)	14	(6)	22	(12)
Cancelled orders	(1)	—	(3)	—	—	—
New options	—	—	—	14	—	9
Reinstated options	—	2	—	—	—	—
Transferred options	—	(1)	—	—	—	—
Expired options	—	(3)	—	(16)	—	—

End of fiscal year	6	31	9	39	24	47

(1)	Includes one and ten training aircraft delivered during fiscal years 2010 and 2009, respectively. There were no training aircraft delivered in fiscal year 2011.

Sale and Leaseback Financing — On December 30, 2005, we sold nine aircraft for $68.6 million in aggregate to a subsidiary of General Electric Capital Corporation (“GECC”), and then leased back each of the nine aircraft under separate operating leases with a base term of ten years expiring in January 2016. On September 1, 2008, we refinanced the nine leases with GECC, which had the effect of extending the lease term through August 2023. Each “net” lease agreement requires us to be responsible for all operating costs. Rent payments under each lease are payable monthly and total $4.2 million and $4.8 million annually during the first 120 months and next 60 months, respectively, for all nine leases in aggregate. Each lease has a purchase option upon expiration and an early purchase option at 120 months (August 2018). The early purchase option price for the nine aircraft at 120 months is approximately $49 million in aggregate. There was a deferred gain on the sale of the aircraft in 2005 in the amount of $10.8 million in aggregate. The deferred gain was originally being amortized as a reduction in lease expense over the original 10 year lease term in proportion to the rent payments. As a result of the refinancing, the unamortized deferred gain of $7.9 million is being recognized over an additional 7 years and 8 months. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the lessee to pay a stipulated amount if the lessee defaults on its obligations under the leases. The approximate net present value of the lease payments as of March 31, 2011 is $39.6 million.

Operating Leases — We have noncancelable operating leases in connection with the lease of certain equipment, land and facilities, including the leases with a subsidiary of GECC discussed above. Rental expense incurred under all operating leases, except for those with terms of a month or less that were not renewed, was $28.6 million, $27.3 million and $22.5 million in fiscal years 2011, 2010 and 2009, respectively. As of March 31, 2011, aggregate future payments under all noncancelable operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal year ending March 31
2012	24,585
2013	19,636
2014	18,233
2015	17,693
2016	11,490
Thereafter	71,949

$163,586

Employee Agreements — Approximately 56% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 6%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

During the fiscal year 2010, we recognized approximately $8.3 million in compensation expense (inclusive of the expenses recorded for the acceleration of unvested stock options and restricted stock) related to the work force reductions and the separation between the Company and five officers.

Nigerian Litigation — In November 2005, two of our consolidated foreign affiliates were named in a lawsuit filed with the High Court of Lagos State, Nigeria by Mr. Benneth Osita Onwubalili and his affiliated company, Kensit Nigeria Limited, which allegedly acted as agents of our affiliates in Nigeria. The claimants allege that an agreement between the parties was terminated without justification and seek damages of $16.3 million. We responded to this claim in early 2006. There has been minimal activity on this claim since then.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery. Such limited discovery has now been completed and we and the other defendants have again filed motions to dismiss the lawsuit. We intend to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($16.0 million) of the debt of FBS, an unconsolidated affiliate. See discussion of this commitment in Note 3. Additionally, we previously provided an indemnity agreement to Afianzadora Sofimex, S.A. to support issuance of surety bonds on behalf of Heliservicio from time to time. As discussed in Note 2, as of March 31, 2011, we were released from the indemnity agreement to Afianzadora Sofimex, S.A.

The following table summarizes our commitments under these guarantees as of March 31, 2011 (in thousands):

Amount of Commitment Expiration Per Period
Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	Fiscal Year 2017 and Thereafter
$16,030	$16,030	$—	$—	$—

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

Note 9 — TAXES

The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Foreign tax credits	$—	$1,027
Accrued pension liability	22,248	27,485
Maintenance and repair	16,788	12,370
Accrued equity compensation	12,281	10,578
Deferred revenues	2,276	2,457
Other	22,128	17,405
Valuation allowance	—	(1,027)

Total deferred tax assets	75,721	70,295

Deferred tax liabilities:
Property and equipment	(187,830)	(164,647)
Inventories	(17,115)	(13,349)
Investments in unconsolidated affiliates	(21,632)	(35,578)
Other	(9,619)	(10,262)

Total deferred tax liabilities	(236,196)	(223,836)

Net deferred tax liabilities	$(160,475)	$(153,541)

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e.; “excess foreign tax credits”) may be carried back one year and forward ten years. As of March 31, 2011 and 2010, we did not believe it was more likely than not that we would generate sufficient foreign sourced income within the appropriate period to utilize all of our excess foreign tax credits. Therefore, the valuation allowance was established for the deferred tax asset related to foreign tax credits. During fiscal year 2011, we estimated that we would not utilize our U.S. foreign tax credits generated during the fiscal year and elected to deduct the foreign taxes in lieu of a foreign tax credit for the fiscal year. Therefore, no foreign tax credit carryover into the subsequent fiscal year exists as of March 31, 2011 and we removed the deferred tax asset and related valuation allowance. We continue to monitor our foreign tax credit position.

The components of income from continuing operations before provision for income taxes for fiscal years 2011, 2010 and 2009 are as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Domestic	$439	$1,459	$75,879
Foreign	139,960	141,034	100,144

Total	$140,399	$142,493	$176,023

The provision for income taxes from continuing operations for fiscal years 2011, 2010 and 2009 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Current:
Domestic	$(11,980)	$(5,344)	$11,660
Foreign	15,791	16,169	15,593

	3,811	10,825	27,253

Deferred:
Domestic	5,811	22,392	25,970
Foreign	(2,518)	(4,241)	4,131

	3,293	18,151	30,101

Increase (decrease) in valuation allowance	—	22	(6,861)

Total	$7,104	$28,998	$50,493

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the provision for income taxes from continuing operations is shown below:

	Fiscal Year Ended March 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Net foreign taxes on non-U.S. earnings	10.8%	11.3%	16.1%
Foreign earnings indefinitely reinvested abroad	(27.3)%	(27.3)%	(22.5)%
Change in valuation allowance	—%	—%	0.1%
State taxes provided	—%	0.1%	(0.1)%
Effect of reduction in U.K. corporate income tax rate	(1.1)%	—%	—%
Release of deferred tax on entity restructuring	(12.6)%	—%	(0.4)%
Other, net	0.3%	1.3%	0.5%

Effective tax rate	5.1%	20.4%	28.7%

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. Internal Revenue Service has examined our U.S. Federal income tax returns for all years through 2006. All tax years through 2006 have been closed, either through settlement or expiration of the statute of limitations.

Effective April 1, 2010, the corporation income tax rate in the U.K. decreased from 28% to 27%. As such, the portion of our deferred tax assets and liabilities related to the U.K. were revalued based on the 27% rate to be effective in prospective periods, resulting in a tax benefit of $1.5 million in our tax provision for fiscal year 2011.

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

In August 2008, certain existing and newly created subsidiaries of the Company completed intercompany leasing transactions involving eleven aircraft. The tax benefit of this transaction is being recognized over the remaining useful life of the assets, which is approximately 13 years. During fiscal years 2011, 2010 and 2009, this transaction resulted in a $2.9 million, $3.0 million and $1.6 million, respectively, reduction in our consolidated provision for income taxes.

Effective November 1, 2010, we completed a restructuring that more closely aligns our legal structure with our global operational structure. As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

Our operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on us, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, we are subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with our interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2011:

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

We have analyzed filing positions in the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years. We believe that the settlement of any tax contingencies would not have a significant impact on our consolidated financial position, results of operations and/or liquidity. In fiscal years 2011, 2010 and 2009, we had a net provision of $2.2 million, $4.1 million and $3.3 million, respectively, of reserves for tax contingencies

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily related to non-U.S. income tax on foreign leasing operations. Our policy is to accrue interest and penalties associated with uncertain tax positions in our provision for income taxes. In fiscal years 2011, 2010 and 2009, $0.7 million, $0.4 million and $0.4 million, respectively, in interest and penalties were accrued in connection with uncertain tax positions.

As of March 31, 2011 and 2010, we had $11.7 million and $8.8 million, respectively, of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized.

The activity associated with our unrecognized tax benefit during fiscal years 2011 and 2010 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010
Unrecognized tax benefits – beginning of fiscal year	$8,827	$5,316
Increases for tax positions taken in prior years	2,886	4,086
Decreases for tax positions taken in prior years	—	(19)
Decreases related to settlements with tax authorities	—	(556)

Unrecognized tax benefits – end of fiscal year	$11,713	$8,827

Unremitted foreign earnings reinvested abroad upon which U.S. income taxes have not been provided aggregated approximately $407.5 million and $300.5 million as of March 31, 2011 and 2010, respectively. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Therefore, no accrual of income tax has been made for fiscal years 2011 and 2010 related to these indefinitely reinvested earnings as there was no plan in place to repatriate any of these foreign earnings to the U.S. as of the end of the fiscal year. Withholding taxes, if any, upon repatriation would not be significant.

We receive a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital on our consolidated balance sheets and does not reduce our effective income tax rate. The tax benefit for fiscal years 2011, 2010 and 2009 totaled approximately $0.5 million, zero and $0.2 million, respectively.

The Company has a $36.9 million U.S. Federal net operating loss that will expire in fiscal year 2031. Income taxes paid during fiscal years 2011, 2010 and 2009 were $12.8 million, $12.6 million and $35.4 million, respectively.

Other Taxes

During fiscal year 2010, we reversed $2.0 million in accruals recorded in prior fiscal years for employee taxes and tax penalties in Australia, which was included as a reduction in direct costs ($1.1 million) and general and administrative expenses ($0.9 million) in our consolidated statement of income.

Note 10 — EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

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

Bristow Helicopters (a wholly owned subsidiary of Bristow Aviation) and Bristow International Aviation (Guernsey) Limited (“BIAGL”) have a defined contribution plan. This defined contribution plan replaced the defined benefit pension plans described below for future accrual.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our contributions to our defined contribution plans were $11.4 million, $10.4 million and $9.6 million for fiscal years 2011, 2010 and 2009, respectively.

Defined Benefit Plans

The defined benefit pension plans of Bristow Helicopters and BIAGL were replaced by the defined contribution plans described above. These plans covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997, are closed to future accrual and any deficits are funded by contributions by Bristow Helicopters and BIAGL. The defined benefits were based on the employee’s annualized average last three years’ pensionable salaries up to the date of closure for future accrual. Plan assets are held in separate funds administered by the trustees (the “Trustees”), which are primarily invested in equities and bonds in the U.K. This plan limits the rate of annual increases in pensionable salary to the lesser of annual increases in U.K. price inflation or 5%. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original benefit plans, two of which are closed to new members.

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

	Fiscal Year Ended March 31,
	2011	2010
	(In thousands)
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$478,922	$343,143
Service cost	5,156	4,473
Interest cost	26,592	25,714
Plan amendments	—	(72)
Actuarial loss	6,755	111,405
Benefit payments and expenses	(20,134)	(22,520)
Effect of exchange rate changes	29,098	16,779

Projected benefit obligation (PBO) at end of period	$526,389	$478,922

Change in plan assets:
Market value of assets at beginning of period	$372,349	$261,763
Actual return on assets	29,784	100,773
Employer contributions	21,970	19,780
Benefit payments and expenses	(20,134)	(22,520)
Effect of exchange rate changes	22,775	12,553

Market value of assets at end of period	$426,744	$372,349

Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$505,408	$463,696

Projected benefit obligation (PBO)	$526,389	$478,922
Fair value of assets	(426,744)	(372,349)

Net recognized pension liability	$99,645	$106,573

Amounts recognized in accumulated other comprehensive loss	$190,058	$180,801

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost for benefits earned during the period	$5,156	$4,473	$1,695
Interest cost on PBO	26,592	25,714	27,512
Expected return on assets	(26,703)	(20,439)	(24,830)
Amortization of unrecognized losses	5,212	4,618	4,476

Net periodic pension cost	$10,257	$14,366	$8,853

The amount in accumulated other comprehensive loss as of March 31, 2011 expected to be recognized as a component of net periodic pension cost in fiscal year 2012 is $3.8 million, net of tax, and represents amortization of the net actuarial losses.

Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Discount rate	5.60%	5.60%	7.00%
Expected long-term rate of return on assets	7.39%	7.30%	7.50%
Rate of compensation increase	3.50%	3.60%	3.00%

Actuarial assumptions used to develop the components of the Norway plan were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Discount rate	4.75%	4.75%	5.50%
Salary escalation rate	4.50%	4.50%	4.50%
Social Security base amount	4.25%	4.25%	4.25%
Rate of compensation increase	1.75%	1.00%	1.75%

The expected rate of return assumptions have been determined following consultation with our actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.

Under U.K. and Guernsey legislation, it is the Trustees who are responsible for the investment strategy of the plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Trustees of the Bristow Staff Pension Scheme (the “Scheme”) have the following three stated primary objectives when determining investment strategy:

(i)

“funding objective” - to ensure that the Scheme is fully funded using assumptions that contain a modest margin for prudence. Where an actuarial valuation reveals a deficit, a recovery plan will be put in place which will take into account the financial covenant to the employer;

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii)	“stability objective” - to have due regard to the likely level and volatility of required contributions when setting the Scheme’s investment strategy; and

(iii)

“security objective” - to ensure that the solvency position of the Scheme (as assessed on a gilt basis) is expected to improve. The Trustee will take into account the strength of the employer’s covenant when determining the expected improvement in the solvency position of the Scheme.

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

The market value of the plan assets as of March 31, 2011 and 2010 was allocated between asset classes as follows. Details of target allocation percentages under the Trustees’ investment strategies as of the same dates are also included.

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2011	2010	2011	2010
Equity securities	59.2%	59.6%	61.8%	62.4%
Debt securities	31.6%	31.9%	34.8%	33.8%
Property	—%	—%	1.6%	1.4%
Other assets	9.2%	8.5%	1.8%	2.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes, by level within the fair value hierarchy, the plan assets we had as of March 31, 2011, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)	Balance as of March 31, 2011
Cash and cash equivalents	$2,244	$—	$—	$2,244
Equity investments - U.K.	—	170,720	—	170,720
Equity investments - Non-U.K.	—	75,341	—	75,341
Tactical asset allocation funds	—	10,420	—	10,420
Government debt securities	—	64,280	—	64,280
Corporate debt securities	—	65,562	—	65,562
Insurance policies	—	—	38,177	38,177

Total investments	$2,244	$386,323	$38,177	$426,744

The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement.

The following table summarizes the changes in the Level 3 plan assets for the year ended March 31, 2011 (in thousands):

March 31, 2010	$30,857
Actual return on assets	1,048
Net purchases, sales and settlements	3,633
Effect of exchange rate changes	2,639

March 31, 2011	$38,177

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments over each of the next five fiscal years from March 31, 2011 and in aggregate for the following five fiscal years after fiscal year 2016, including life assurance premiums, are as follows (in thousands):

Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2012	$21,974
2013	24,104
2014	25,589
2015	26,451
2016	28,421
Aggregate 2017 - 2021	172,967

We expect to fund these payments with our cash contributions to the plans, plan assets and earnings on plan assets. We pre-funded our contributions of $16.0 million to the main U.K. plan for the fiscal year ending March 31, 2012 in February and March 2011. Our contributions to the Norwegian plan and the BIAGL plan for the fiscal year ending March 31, 2012 are expected to be $6.0 million and $0.4 million, respectively.

Incentive Compensation

Incentive and Stock Option Plans — Stock–based awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). As of March 31, 2011, a maximum of 2,400,000 shares of Common Stock are reserved, including 1,252,341 shares available for incentive awards under the 2007 Plan. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.

In addition, the Company has the following incentive and stock plans which have awards outstanding as of March 31, 2011 but under which we no longer make grants:

•

The 2004 Stock Incentive Plan (“2004 Plan”), which provided for awards to officers and key employees in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards or any combination thereof. Options become exercisable at such time or times as determined at the date of grant and expire no more than ten years after the date of grant.

•

The 2003 Non-qualified Stock Option Plan for Non-employee Directors (“2003 Director Plan”), which provided for a maximum of 250,000 shares of Common Stock to be issued pursuant to such plan. As of the date of each annual meeting, each non-employee director who met certain attendance criteria was automatically granted an option to purchase 5,000 shares of our Common Stock. The exercise price of the options granted was equal to the fair market value of the Common Stock on the date of grant, and the options were exercisable not earlier than six months after the date of grant and expire no more than ten years after the date of grant.

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

In June 2010, 2009 and 2008, the Compensation Committee of our board of directors authorized the grant of stock options, time vested restricted stock and long-term performance cash awards to participating employees. Each of the stock options has a ten-year term and has an exercise price equal to the fair market value (as defined in the 2007 Plan) of the Common Stock on the grant date of $30.16, $32.90 and $50.25 per share for June 2010, 2009 and 2008, respectively. The options will vest in annual installments of one-third each beginning on the first anniversary of the grant date. Restricted stock grants vest at the end of three years. Performance cash awards allow the recipient to receive from -0- to 200% of the target amount at the end of three years depending on whether the Company’s total shareholder return meets the minimum return requirements and how the Company’s total shareholder return ranks among the Company’s

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation peer group over the performance period. The value of the performance cash awards is calculated on a quarterly basis by comparing the performance of our stock including any dividends paid since the award date (none have been paid through March 31, 2011) against the peer group and has a maximum potential payout of $7.0 million and $7.5 million for the fiscal year 2011 and 2010 awards, respectively. The fiscal year 2009 awards did not meet the minimum return requirements to be paid out. The total value of the awards is recognized as compensation expense over a three-year vesting period with the recognition amount being adjusted quarterly. Compensation expense related to the performance cash awards during fiscal years 2011 and 2010 were $0.2 million and $1.4 million, respectively. No compensation expense was recorded related to the performance cash awards during fiscal year 2009.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense, which includes stock options, restricted stock and restricted stock units, was $12.6 million, $13.9 million and $10.2 million for fiscal years 2011, 2010 and 2009, respectively. Stock-based compensation expense has been allocated to our various business units.

Under our incentive and stock option plans there are 3,151,766 shares of Common Stock reserved for issuance as of March 31, 2011, of which 1,252,341 shares are available for future grants.

A summary of our stock option activity for fiscal year 2011 is presented below:

	Weighted Average Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2010	$37.90	972,690
Granted	30.16	282,549
Exercised	34.31	(44,609)
Expired or forfeited	39.69	(24,592)

Outstanding at March 31, 2011	36.15	1,186,038	7.32	$13,740

Exercisable at March 31, 2011	37.46	780,515	6.67	$8,059

Stock options granted to employees under the 1994, 2004 and 2007 Plans vest ratably over three years on each anniversary from the date of grant and expire ten years from the date of grant. Stock options granted to non-employee directors under the 2003 Director Plans vest after six months.

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

The following table shows the assumptions we used to compute the stock-based compensation expense for stock option grants issued during fiscal years 2011, 2010 and 2009.

	Fiscal Years Ended March 31,
	2011	2010	2009
Risk Free interest rate	2.6%	2.6%	1.9 - 3.5%
Expected life (years)	7	6	6
Volatility	45.4%	52.0%	33.0%
Dividend yield	—	—	—
Weighted average grant-date fair value of options granted	$15.03	$17.02	$19.06

Unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.2 million as of March 31, 2011, relating to a total of 405,523 unvested stock options under our stock option plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.8 years. The total fair value of options vested during fiscal years 2011, 2010 and 2009 was approximately $4.7 million, $2.9 million and $2.5 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value, determined as of the date of exercise, of options exercised during fiscal years 2011, 2010 and 2009 was $0.4 million, $1.2 million and $0.7 million, respectively. The total amount of cash we received from option exercises during fiscal years 2011, 2010 and 2009 was $2.0 million, $2.4 million and $1.1 million, respectively. The total tax benefit attributable to options exercised during fiscal years 2011, 2010 and 2009 was $0.1 million, $0.4 million and $0.2 million, respectively.

The excess tax benefits from stock-based compensation for fiscal years 2011, 2010 and 2009 of $0.5 million, zero and $0.2 million, respectively, are reported on our consolidated statements of cash flows in financing activities. This represents the reduction in the provision for income taxes otherwise payable during the period attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

We have two forms of restricted stock units that vest under different conditions. The first form of restricted stock units fully vest on the third anniversary from the date of grant if the “Cumulative Annual Shareholder Return” as defined in the restricted stock unit agreement (“CASR”) equals or exceeds 15%, or partially vests if the CASR is less than 15% but greater than or equal to 10%. Any unvested restricted stock units will vest on the fourth anniversary from the date of grant under the same conditions as outline above, or on the fifth anniversary from the date of grant if the CASR equals or exceeds 3%. Any restricted stock units that do not vest on the fifth anniversary from the date of grant will expire.

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

We record compensation expense for restricted stock units based on an estimate of the service period related to the awards, which is tied to the future performance of our stock over certain time periods under the terms of the award agreements. The estimated service period is reassessed quarterly. Changes in this estimate may cause the timing of expense recognized in future periods to accelerate. Compensation expense related to awards of restricted stock and restricted stock units for fiscal years 2011, 2010 and 2009 was $8.0 million, $9.1 million and $7.0 million, respectively.

The following is a summary of non-vested restricted stock and restricted stock units as of March 31, 2011 and 2010 and changes during fiscal year 2011:

		Weighted
		Average
		Grant Date Fair
	Units	Value per Unit
Non-vested as of March 31, 2010	674,613	$38.40
Granted	276,024	30.93
Forfeited	(30,307)	36.56
Vested	(206,943)	34.74

Non-vested as of March 31, 2011	713,387	36.65

Unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was approximately $6.7 million as of March 31, 2011, relating to a total of 713,387 unvested restricted stock and restricted stock units. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 1.9 years.

The Annual Incentive Compensation Plan provides for an annual award of cash bonuses to key employees based primarily on pre-established objective measures of Company and subsidiary performance. The bonuses related to this plan were $6.6 million, $8.2 million and $9.0 million for fiscal years 2011, 2010 and 2009, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2004, we instituted a new non-qualified deferred compensation plan for our senior executives. Under the terms of the plan, participants can elect to defer a portion of their compensation for distribution at a later date. In addition, we have the discretion to make annual tax deferred contributions to the plan on the participants’ behalf. We contributed $0.7 million to this plan in each of fiscal years 2011, 2010 and 2009. The assets of the plan are held in a rabbi trust and are subject to our general creditors. As of March 31, 2011, the amount held in trust was $4.1 million.

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

The total number of authorized shares of Common Stock reserved as of March 31, 2011 was 2,846,276. These shares are reserved in connection with our stock-based compensation plans.

The following is a summary of changes in outstanding shares of Common Stock for the years ended March 31, 2011 and 2010:

	Shares	Weighted Average Price Per Share
Outstanding as of March 31, 2009	29,111,436
Issuance of Common Stock:
Exercise of stock options	97,203	$24.87
Issuance of restricted stock and restricted stock units	215,338	30.58
Conversion of Preferred Stock	6,522,800	30.70
Other	7,263	36.43

Outstanding as of March 31, 2010	35,954,040
Issuance of Common Stock:
Exercise of stock options	44,609	34.31
Issuance of restricted stock and restricted stock units	312,494	33.88

Outstanding as of March 31, 2011	36,311,143

Restrictions on Foreign Ownership of Common Stock — Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the Federal Aviation Administration (the “FAA”) and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. and an operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. only if, among other things, at least 75% of its voting interests are owned or controlled

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any other requirements are not met, we have been advised that our aircraft may be subject to deregistration under the Federal Aviation Act, and we may lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within our North America business unit. Therefore, our organizational documents currently provide for the automatic suspension of voting rights of shares of our Common Stock owned or controlled by non-U.S. citizens, and our right to redeem those shares, to the extent necessary to comply with these requirements. As of March 31, 2011, approximately 2,618,000 shares of our Common Stock were held by persons with foreign addresses. These shares represented approximately 7% of our total outstanding common shares as of March 31, 2011. Our foreign ownership may fluctuate on each trading day because a substantial portion of our Common Stock is publicly traded.

Dividends — On May 4, 2011, the board of directors of the Company declared a first quarter cash dividend of $0.15 per share of our Common Stock. The dividend will be paid on June 10, 2011 to shareholders of record on May 20, 2011. Based on shares outstanding at May 13, 2011, total dividend payments to be made during the three months ended June 30, 2011 will be approximately $5.4 million. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Comprehensive Income

Comprehensive income during fiscal years 2011, 2010 and 2009 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Net income	$133,295	$113,495	$125,284
Other comprehensive income (loss):
Currency translation adjustments	17,121	33,098	(104,096)
Pension liability adjustment (1)	(1,286)	(24,572)	4,047
Unrealized gain (loss) on cash flow hedges (2)	2,150	8,126	(6,661)
Income tax effect attributable to pension liability adjustment as a result of internal reorganization (Note 9)	—	—	(9,371)
Previously classified change of interest gain – Bristow Norway (3)	—	(12,300)	12,300

Total comprehensive income	$151,280	$117,847	$21,503

(1)	Net of tax provision (benefit) of $1.2 million, ($13.2) million and $0.5 million for fiscal years 2011, 2010 and 2009, respectively.
(2)	Net of tax provision (benefit) of $2.4 million, $4.4 million and ($3.0) million for fiscal years 2011, 2010 and 2009, respectively.
(3)

As of March 31, 2010 we corrected our prior accounting for the acquisition of an additional 51% interest in Bristow Norway, which resulted in certain changes including reclassification of the change of interest gain from other comprehensive income (loss) to additional paid-in-capital.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share for fiscal years 2011, 2010 and 2009 excluded options to purchase 248,821, 191,867 and 359,548 shares, respectively, at weighted average exercise prices of $32.94, $50.41 and $47.71, respectively; 84,898, 238,917 and 407,869 restricted stock units, respectively, at weighted average prices of, $46.80, $39.87 and $37.32, respectively; and eight, 734 and 425 restricted stock awards, respectively, at weighted average prices of $44.79, $20.22 and $53.36, respectively, which were outstanding during the period but were anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2011	2010	2009
Earnings (in thousands):
Continuing operations:
Income available to common stockholders – basic	$132,315	$105,689	$110,553
Preferred Stock dividends	—	6,325	12,650
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—

Income available to common stockholders – diluted	$132,315	$112,014	$123,203

Discontinued operations:
Loss available to common stockholders – basic and diluted	$—	$—	$(246)

Net earnings:
Income available to common stockholders – basic	$132,315	$105,689	$110,307
Preferred Stock dividends	—	6,325	12,650
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—

Income available to common stockholders – diluted	$132,315	$112,014	$122,957

Shares:
Weighted average number of common shares outstanding – basic	36,009,882	32,728,593	27,884,161
Assumed conversion of Preferred Stock outstanding during the period (2)	—	2,984,404	6,522,800
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	721,392	406,079	134,850

Weighted average number of common shares outstanding – diluted	36,731,274	36,119,076	34,541,811

Basic earnings per common share:
Earnings from continuing operations	$3.67	$3.23	$3.96
Loss from discontinued operations	—	—	—

Net earnings	$3.67	$3.23	$3.96

Diluted earnings per common share:
Earnings from continuing operations	$3.60	$3.10	$3.57
Loss from discontinued operations	—	—	(0.01)

Net earnings	$3.60	$3.10	$3.56

(1)

Diluted earnings per common share for fiscal years 2011, 2010 and 2009 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes. Such shares did not impact our calculation of diluted earnings per share for fiscal years ending March 31, 2011, 2010 and 2009 as our stock price did not meet or exceed $77.34 per share. See Note 5 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 12 — SEGMENT INFORMATION

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units: Europe, West Africa, North America, Australia, and Other International. Additionally, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K.

The following shows reportable segment information for fiscal years 2011, 2010 and 2009, reconciled to consolidated totals, and prepared on the same basis as our consolidated financial statements (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Segment gross revenue from external clients:
Europe	$475,726	$451,410	$402,220
West Africa	226,175	219,212	192,427
North America	193,370	189,468	239,252
Australia	158,845	130,698	113,770
Other International	148,239	135,297	146,512
Corporate and other	30,453	41,671	39,622

Total segment gross revenue	$1,232,808	$1,167,756	$1,133,803

Intrasegment gross revenue:
Europe	$729	$1,588	$638
North America	475	262	174
Australia	275	—	31
Other International	—	129	883
Corporate and other	2,764	2,144	264

Total intrasegment gross revenue	$4,243	$4,123	$1,990

Consolidated gross revenue reconciliation:
Europe	$476,455	$452,998	$402,858
West Africa	226,175	219,212	192,427
North America	193,845	189,730	239,426
Australia	159,120	130,698	113,801
Other International	148,239	135,426	147,395
Corporate and other	33,217	43,815	39,886
Intrasegment eliminations	(4,243)	(4,123)	(1,990)

Total consolidated gross revenue	$1,232,808	$1,167,756	$1,133,803

Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$10,162	$8,826	$9,204
Other International	10,056	3,026	4,073
Corporate and other	(117)	—	(53)

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$20,101	$11,852	$13,224

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2011	2010	2009
Consolidated operating income (loss) reconciliation:
Europe	$89,320	$77,053	$77,617
West Africa	62,051	62,410	41,421
North America	14,527	11,655	29,059
Australia	28,997	30,374	6,758
Other International	42,038	25,972	39,826
Corporate and other	(57,387)	(45,272)	(38,186)
Gain on GOM Asset Sale	—	—	36,216
Gain on disposal of other assets	10,178	18,665	9,089

Total consolidated operating income	$189,724	$180,857	$201,800

Capital expenditures:
Europe	$17,185	$81,674	$71,096
West Africa	1,541	19,553	14,947
North America	19,755	38,149	81,065
Australia	33,253	46,141	50,501
Other International	5,000	14,679	33,465
Corporate and other	68,784	106,727	203,836

Total capital expenditures (1)	$145,518	$306,923	$454,910

Depreciation and amortization:
Europe	$26,842	$23,338	$22,743
West Africa	10,956	9,595	8,701
North America	15,733	16,433	13,408
Australia	12,718	8,423	5,428
Other International	13,249	13,414	12,377
Corporate and other	11,379	3,481	2,857

Total depreciation and amortization	$90,877	$74,684	$65,514

	March 31,
	2011	2010
Identifiable assets:
Europe	$855,681	$767,007
West Africa	353,523	323,376
North America	329,725	403,549
Australia	285,953	287,660
Other International	578,312	483,230
Corporate and other	259,420	229,798

Total identifiable assets (2)	$2,662,614	$2,494,620

Investments in unconsolidated affiliates – equity method investments:
Europe	$11,508	$11,775
Other International	190,736	186,082

Total investments in unconsolidated affiliates – equity method investments	$202,244	$197,857

(1)	Includes $64.9 million, $97.6 million and $197.8 million of construction in progress payments that were not allocated to business units in fiscal years 2011, 2010 and 2009, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

Includes $112.4 million and $152.8 million, respectively of construction in progress within property and equipment on our consolidated balance sheets as of March 31, 2011 and 2010, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

We attribute revenue to various countries based on the location where helicopter services are actually performed. Long-lived assets consist primarily of helicopters and are attributed to various countries based on the physical location of the asset at a given fiscal year end. Entity-wide information by geographic area is as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Gross revenue:
United Kingdom	$303,893	$305,388	$338,209
Nigeria	226,175	219,212	192,427
United States	216,281	217,538	267,789
Norway	162,006	143,351	63,874
Australia	158,845	130,698	113,770
Mexico	34,548	41,652	38,244
Trinidad	29,489	26,337	31,214
Other countries	101,571	83,580	88,276

	$1,232,808	$1,167,756	$1,133,803

	March 31,
	2011	2010
Long-lived assets:
United Kingdom	$458,326	$416,255
Nigeria	245,940	202,489
United States	208,315	310,615
Australia	211,439	213,351
Norway	196,881	186,999
Malaysia	80,553	31,771
Mexico	63,189	63,466
Brazil	77,176	48,299
Trinidad	33,581	41,998
Other countries	80,047	51,271
Construction in progress attributable to aircraft (1)	112,435	152,831

	$1,767,882	$1,719,345

(1)	These costs have been disclosed separately as the physical location where the aircraft will ultimately be operated is subject to change.

During fiscal year 2011, we conducted operations in over 20 countries. Due to the nature of our principal assets, aircraft are regularly and routinely moved between operating areas (both domestic and foreign) to meet changes in market and operating conditions. During fiscal years 2011, 2010 and 2009, the aggregate activities of one major integrated oil and gas company client accounted for 9%, 12% and 18%, respectively, of consolidated gross revenue. Also, during fiscal years 2011, 2010 and 2009 another client accounted for 11%, 12% and 11%, respectively, of our consolidated gross revenue. No other client accounted for 10% or more of our consolidated gross revenue during those periods. During fiscal year 2011, our top ten clients accounted for 53% of consolidated gross revenue.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal Quarter Ended
	June 30 (1)	September 30	December 31 (2)	March 31 (3)(4)
	(In thousands, except per share amounts)
Fiscal Year 2011
Gross revenue	$292,238	$312,559	$317,869	$310,142
Operating income (5)	39,679	53,559	46,639	49,847
Net income attributable to Bristow Group (5)	20,908	38,848	42,314	31,225
Earnings per share:
Basic	$0.58	$1.07	$1.15	$0.85

Diluted	$0.57	$1.06	$1.13	$0.84

Fiscal Year 2010
Gross revenue	$290,452	$291,615	$303,306	$282,383
Operating income (5)	44,772	53,567	39,726	42,792
Net income attributable to Bristow Group (5)	23,991	33,710	27,126	28,668
Earnings per share:
Basic	$0.71	$0.98	$0.74	$0.79

Diluted	$0.66	$0.92	$0.74	$0.78

(1)

Due to an increase in severance costs primarily driven by the departure of an executive officer, operating income, net income and diluted earnings per share for the fiscal quarter ended June 30, 2009 were negatively impacted by $4.2 million, $3.0 million and $0.08, respectively.

(2)

Net income and diluted earnings per share for the fiscal quarter ended December 31, 2010 included an increase of $17.7 million and $0.48, respectively, due to a reduction in tax expense related to adjustments to deferred tax liabilities that were no longer required as a result of a global restructuring. Additionally, operating income, net income and diluted earnings per share were increased by $3.5 million, $2.9 million and $0.08, respectively, due to a reduction in maintenance expense associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third-party provider. Also, net income and diluted earnings per share for the fiscal quarter ended December 31, 2010 were decreased by $3.9 million and $0.08, respectively, from the early retirement of the 6 1/8% Senior Notes resulting in a $2.3 million early redemption premium (included in other income (expense), net) and the write-off of $2.4 million of unamortized debt issuance costs (included in interest expense). For the fiscal quarter ended December 31, 2009, there was an increase in compensation expense in connection with the departure of two officers that decreased operating income by $1.7 million, net income by $1.4 million and diluted earnings per share by $0.04. Net income and diluted earnings per share also increased by $2.3 million and $0.06, respectively, due to hedging gains resulting from the termination of forward contracts on euro-denominated aircraft purchase commitments.

(3)

Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2011 included dividend income received from an unconsolidated affiliate of $2.5 million, $1.6 million and $0.04, respectively. Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2011 included an increase in depreciation expense of $5.3 million, $3.4 million and $0.09, respectively, for an impairment of previously capitalized internal software costs as the related project was abandoned. Additionally, operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2011 included an increase in depreciation expense of $1.5 million, $1.1 million and $0.03, respectively, for an impairment of three aircraft held for sale. Net income and diluted earnings per share for the fiscal quarter ended March 31, 2011 included an impairment of our investment in Heliservicio recorded as a reduction in other income (expense), net of $1.6 million and $0.04, respectively.

(4)

Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2010 included dividend income received from an unconsolidated affiliate of $2.5 million, $1.6 million and $0.04, respectively. Operating income, net income and diluted earnings per share for the fiscal quarter ended March 31, 2010 included: (i) a reduction in depreciation expense of $3.9 million, $2.5 million and $0.07, respectively, recorded for errors in calculation of depreciation on certain aircraft in prior quarters, (ii) an allowance of $3.6 million, $2.3 million and $0.06, respectively, recorded for accounts receivable due from our unconsolidated affiliate in Mexico, which we determined were not probable of collection, (iii) $1.4 million, $0.9 million, and $0.02, respectively, from a reduction in a bad debt allowance for accounts receivable due from a client in Nigeria and (iv) $1.2 million, $0.8 million and $0.02, respectively, for a reduction in expense in Australia upon resolution of local tax matters.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)

The fiscal quarters ended June 30, September 30 and December 31, 2010 and March 31, 2011 included $1.7 million, $1.9 million, zero and $6.6 million, respectively, in gains (losses) on disposal of other assets included in operating income which also increased net income by $1.2 million, $1.7 million, zero and $6.1 million, respectively, and diluted earnings per share by $0.03, $0.05, zero and $0.16, respectively. The fiscal quarters ended June 30, September 30 and December 31, 2009 and March 31, 2010 included $6.0 million, $4.9 million, $2.4 million and $5.3 million, respectively, in gains (losses) on disposal of other assets included in operating income which also increased net income by $3.9 million, $3.2 million, $1.6 million and $3.5 million, respectively, and diluted earnings per share by $0.11, $0.09, $0.04 and $0.10, respectively.

Note 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 1/2% Senior Notes, the 6 1/8% Senior Notes and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$284,866	$947,942	$—	$1,232,808
Intercompany revenue	1,360	46,200	—	(47,560)	—

	1,360	331,066	947,942	(47,560)	1,232,808

Operating expense:
Direct cost	(1,934)	199,867	664,408	—	862,341
Intercompany expenses	—	—	47,560	(47,560)	—
Depreciation and amortization	7,654	31,974	51,249	—	90,877
General and administrative	34,389	21,896	63,860	—	120,145

	40,109	253,737	827,077	(47,560)	1,073,363

Gain on disposal of other assets	—	7,350	2,828	—	10,178
Earnings from unconsolidated affiliates, net of losses	125,770	—	18,433	(124,102)	20,101

Operating income	87,021	84,679	142,126	(124,102)	189,724
Interest income	83,488	611	795	(83,802)	1,092
Interest expense	(45,123)	(136)	(84,730)	83,802	(46,187)
Other income (expense), net	(4,839)	146	463	—	(4,230)

Income from continuing operations before provision for income taxes	120,547	85,300	58,654	(124,102)	140,399
Allocation of consolidated income taxes	11,827	(9,846)	(9,085)		(7,104)

Net income	132,374	75,454	49,569	(124,102)	133,295
Net income attributable to noncontrolling interests	(59)	—	(921)		(980)

Net income attributable to Bristow Group	$132,315	$75,454	$48,648	$(124,102)	$132,315

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$24,075	$5,233	$87,053	$—	$116,361
Accounts receivable	19,283	77,690	203,286	(37,740)	262,519
Inventories	—	85,937	110,270	—	196,207
Prepaid expenses and other current assets	438	10,505	62,714	(19,983)	53,674

Total current assets	43,796	179,365	463,323	(57,723)	628,761
Intercompany investment	1,249,822	111,435	—	(1,361,257)	—
Investment in unconsolidated affiliates	—	150	208,484	—	208,634
Intercompany notes receivable	978,221	—	(7,342)	(970,879)	—
Property and equipment - at cost:
Land and buildings	210	53,448	44,396	—	98,054
Aircraft and equipment	11,901	810,758	1,293,600	—	2,116,259

	12,111	864,206	1,337,996	—	2,214,313
Less: Accumulated depreciation and amortization	(3,424)	(165,212)	(277,795)	—	(446,431)

	8,687	698,994	1,060,201	—	1,767,882
Goodwill	—	4,755	27,292	—	32,047
Other assets	112,030	4,477	179,936	(271,153)	25,290

	$2,392,556	$999,176	$1,931,894	$(2,661,012)	$2,662,614

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$1,569	$15,097	$57,734	$(17,428)	$56,972
Accrued liabilities	4,773	22,903	81,885	(20,384)	89,177
Deferred taxes	1,336	(81)	10,921	—	12,176
Short-term borrowings and current maturities of long-term debt	5,000	—	3,979	—	8,979

Total current liabilities	12,678	37,919	154,519	(37,812)	167,304
Long-term debt, less current maturities	674,629	—	23,853	—	698,482
Intercompany notes payable	—	318,190	772,420	(1,090,610)	—
Accrued pension liabilities	—	—	99,645	—	99,645
Other liabilities and deferred credits	5,862	8,251	187,202	(171,206)	30,109
Deferred taxes	119,297	9,122	19,880	—	148,299
Stockholders’ investment:
Common stock	363	4,996	22,852	(27,848)	363
Additional paid-in-capital	689,795	9,552	470,883	(480,435)	689,795
Retained earnings	951,660	611,146	77,281	(688,427)	951,660
Accumulated other comprehensive income (loss)	(63,186)	—	97,743	(164,674)	(130,117)

	1,578,632	625,694	668,759	(1,361,384)	1,511,701
Noncontrolling interests	1,458	—	5,616	—	7,074

	1,580,090	625,694	674,375	(1,361,384)	1,518,775

	$2,392,556	$999,176	$1,931,894	$(2,661,012)	$2,662,614

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(66,266)	$112,225	$105,396	$—	$151,355
Cash flows from investing activities:
Capital expenditures	(3,826)	(83,347)	(58,345)	—	(145,518)
Deposits on assets held for sale	—	4,021	—	—	4,021
Proceeds from sale of joint ventures	—	—	1,291	—	1,291
Proceeds from asset dispositions	—	11,280	16,084	—	27,364

Net cash used in investing activities	(3,826)	(68,046)	(40,970)	—	(112,842)

Cash flows from financing activities:
Proceeds from borrowings	243,000	8,050	1,963	—	253,013
Debt issuance costs	(3,339)	—	—	—	(3,339)
Repayment of debt and debt redemption premiums	(230,000)	(9,239)	(26,866)	—	(266,105)
Dividends paid	21,535	(11,500)	(10,035)	—	—
Distributions to noncontrolling interest owners	—	—	(638)	—	(638)
Increases (decreases) in cash related to intercompany advances and debt	43,436	(28,091)	(15,345)	—	—
Partial prepayment of put/call obligation	(59)	—	—	—	(59)
Acquisition of noncontrolling interest	—	—	(800)	—	(800)
Issuance of Common Stock	1,953	—	—	—	1,953
Tax benefit related to stock-based compensation	512	—	—	—	512

Net cash provided by (used in) financing activities	77,038	(40,780)	(51,721)	—	(15,463)
Effect of exchange rate changes on cash and cash equivalents	574	—	14,944	—	15,518

Net increase in cash and cash equivalents	7,520	3,399	27,649	—	38,568
Cash and cash equivalents at beginning of period	16,555	1,834	59,404	—	77,793

Cash and cash equivalents at end of period	$24,075	$5,233	$87,053	$—	$116,361

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
Property and equipment - at cost:
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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Income

Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$550	$333,286	$799,967	$—	$1,133,803
Intercompany revenue	—	27,262	22,223	(49,485)	—

	550	360,548	822,190	(49,485)	1,133,803

Operating expense:
Direct cost	503	211,824	609,035	—	821,362
Intercompany expenses	—	22,629	26,856	(49,485)	—
Depreciation and amortization	530	23,690	41,294	—	65,514
General and administrative	28,117	16,310	59,229	—	103,656

	29,150	274,453	736,414	(49,485)	990,532

Gain (loss) on GOM Asset Sale	(1,837)	39,877	(1,824)	—	36,216
Gain on disposal of other assets	—	1,704	26,948	(19,563)	9,089
Earnings from unconsolidated affiliates, net of losses	182,744	3,453	12,117	(185,090)	13,224

Operating income	152,307	131,129	123,017	(204,653)	201,800
Interest income	76,048	131	2,305	(72,480)	6,004
Interest expense	(36,407)	—	(71,222)	72,480	(35,149)
Other income (expense), net	3,886	796	(1,314)	—	3,368

Income from continuing operations before provision for income taxes	195,834	132,056	52,786	(204,653)	176,023
Allocation of consolidated income taxes	(72,062)	(13,003)	34,572	—	(50,493)

Net income from continuing operations	123,772	119,053	87,358	(204,653)	125,530
Net income attributable to noncontrolling interests	(815)	—	(1,512)	—	(2,327)

Net income attributable to Bristow Group from continuing operations	122,957	119,053	85,846	(204,653)	123,203
Discontinued operations:
Loss from discontinued operations before operations	—	(379)	—	—	(379)
Benefit for income taxes on discontinued operations	—	133	—	—	133

Loss from discontinued operations	—	(246)	—	—	(246)

Net income attributable to Bristow Group	$122,957	$118,807	$85,846	$(204,653)	$122,957

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(170,736)	$10,619	$189,816	$98,163	$127,862
Cash flows from investing activities:
Capital expenditures	(1,241)	(288,335)	(165,334)	—	(454,910)
Proceeds from asset dispositions	—	87,607	14,313	—	101,920
Acquisitions, net of cash received	(923)	356	(15,946)	—	(16,513)

Net cash used in investing activities	(2,164)	(200,372)	(166,967)	—	(369,503)

Cash flows from financing activities:
Proceeds from borrowings	115,000	—	—	—	115,000
Debt issuance cost	(3,768)	—	—	—	(3,768)
Repayment of debt and debt redemption premiums	(2,300)		(21,229)	—	(23,529)
intercompany advances and debt	(160,320)	194,837	63,646	(98,163)	—
Dividends paid	12,900	—	(12,900)	—	—
Partial prepayment of put/call obligation	(220)	—	—	—	(220)
Distributions to noncontrolling interest owners	—	—	(2,468)	—	(2,468)
Preferred Stock dividends paid	(12,650)	—	—	—	(12,650)
Issuance of Common Stock	225,259	—	—	—	225,259
Tax benefit related to exercise of stock options	248	—	—	—	248

Net cash provided by (used in) financing activities	174,149	194,837	27,049	(98,163)	297,872
Effect of exchange rate changes on cash and cash equivalents	(1,052)	—	(44,260)	—	(45,312)

Net decrease in cash and cash equivalents	197	5,084	5,638	—	10,919
Cash and cash equivalents at beginning of period	226,494	361	63,195	—	290,050

Cash and cash equivalents at end of period	$226,691	$5,445	$68,833	$—	$300,969

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”), and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bristow Group Inc.:

We have audited Bristow Group Inc.’s (“the Company”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bristow Group Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the years in the three-year period ended March 31, 2011, and our report dated May 20, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

May 20, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2011 annual meeting of stockholders under the captions “Corporate Governance,” “Committees of the Board of Directors,” and “Executive Officers of the Registrant” and is incorporated into this document by reference.

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

Item 11. Executive Compensation

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2011 annual meeting of stockholders under the caption “Director and Executive Officer Compensation” and, except as specified in the following sentence, is incorporated into this document by reference. Information in our fiscal year 2011 proxy statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Report of the Compensation Committee on Executive Compensation and the Report of the Audit Committee is not and shall not be deemed to be incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2011 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this document by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appears in Items 11 and 12 of this report.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our fiscal year 2011 annual meeting of stockholders under the caption “Relationship with Independent Public Accountants” and is incorporated into this document by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements —

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for fiscal years 2011, 2010 and 2009.

Consolidated Balance Sheets as of March 31, 2011 and 2010.

Consolidated Statements of Cash Flows for fiscal years 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Investment for fiscal years 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

(a)(3)	Exhibits

		Incorporated by Reference to
Exhibits		Registration or File Number	Form or Report	Date	Exhibit Number
(3)	Articles of Incorporation and By-law.

	(1) Restated Certificate of Incorporation of the Company dated August 2, 2007.	001-31617	10-Q	August 2, 2007	3.1

	(2) Amended and Restated By-laws of the Company.	001-31617	8-K	November 9, 2010	3.1

(4)	Instruments defining the rights of security holders, including indentures.

	(1) Registration Rights Agreement dated December 19, 1996, between the Company and Caledonia Industrial & Services Limited.	0-5232	10-Q	February 14, 1997	4(3)

	(2) Indenture, dated as of June 13, 2007, among the Company, the Guarantors named therein and U.S. Bank National Association as Trustee relating to the 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.1

	(3) Registration Rights Agreement, dated June 13, 2007, among the Company and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, J.P. Morgan Securities Inc., SunTrust Robinson Humphrey and Wells Fargo Securities, LLC.	001-31617	10-Q	August 2, 2007	4.2

	(4) Form of 144A Global Note representing $299,000,000 principal amount of 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.3

	(5) Form of regulation S Global Note representing $1,000,000 principal amount of 7 1/2% Senior Notes due 2017.	001-31617	10-Q	August 2, 2007	4.4

	(6) Supplemental Indenture dated as of November 2, 2007 among the Company, as issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association as Trustee relating to the Company’s 7 1/2% Senior Notes due 2017.	001-31617	10-Q	November 5, 2007	4.1

	(7) Senior Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.1

	(8) First Supplemental Indenture, dated as of June 17, 2008, among the Company, the Subsidiary Guarantors named therein, and U.S. Bank National Association, as Trustee.	001-31617	8-K	June 17, 2008	4.2

	(9) Amended and Restated Revolving Credit and Term Loan Agreement	001-31617	10-Q	February 2, 2011	10.2

(10)	Material Contracts.

	(1) Executive Welfare Benefit Agreement, similar agreement omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(ww)

	(2) Executive Welfare Benefit Agreement, similar agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. *	33-9596	S-4	December 1986	10(xx)

	(3) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan. *	33-87450	S-8	December 1994	84

	(4) Indemnity Agreement, similar agreements with other directors of the Company are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.	001-31617	8-K	November 9, 2009	10.1

	(5) Master Agreement dated December 12, 1996.	0-5232	8-K	December 1996	2(1)

	(6) Supplemental Letter Agreement dated December 19, 1996 to the Master Agreement.	5-34191	13-D	April 23, 1997	2

Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(7) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended. *	0-5232	10-K	June 29, 1999	10(15)

(8) Offshore Logistics, Inc. 1991 Non-qualified Stock Option Plan for Non-employee Directors, as amended.*	33-50946	S-8	August 1992	4.1

(9) Offshore Logistics, Inc. 1994 Long-Term Management Incentive Plan, as amended.*	333-100017	S-8	September 23, 2002	4.12

(10) Offshore Logistics, Inc. Deferred Compensation Plan. *	001-31617	10-K	June 8, 2004	10(18)

(11) Offshore Logistics, Inc. 2003 Nonqualified Stock Option Plan for Non-employee Directors. *	333-115473	S-8	May 13, 2004	4(12)

(12) Offshore Logistics, Inc. 2004 Stock Incentive Plan.*	001-31617	10-Q	November 4, 2004	10(1)

(13) Employment Agreement with Richard Burman dated October 15, 2004. *	001-31617	10-K	December 16, 2005	10(27)

(14) Agreement between Pilots Represented by Office and Professional Employees International Union, AFL-CIO and Offshore Logistics, Inc. *	001-31617	10-K	December 16, 2005	10(28)

(15) New Helicopter Sales Agreement dated December 19, 2002 between the Company and Sikorsky Aircraft Corporation (“Sikorsky Agreement”). +	001-31617	10-Q	January 12, 2006	10(1)

(16) Amendment Number 1 to Sikorsky Agreement dated February 14, 2003. +	001-31617	10-Q	January 12, 2006	10(2)

(17) Amendment Number 2 to Sikorsky Agreement dated April 1, 2003. +	001-31617	10-Q	January 12, 2006	10(3)

(18) Amendment Number 3 to Sikorsky Agreement dated January 22, 2004. +	001-31617	10-Q	January 12, 2006	10(4)

(19) Amendment Number 4 to Sikorsky Agreement dated March 5, 2004. +	001-31617	10-Q	January 12, 2006	10(5)

(20) Amendment Number 5 to Sikorsky Agreement dated July 13, 2004. +	001-31617	10-Q	January 12, 2006	10(6)

(21) Amendment Number 6 to Sikorsky Agreement dated October 11, 2004. +	001-31617	10-Q	January 12, 2006	10(7)

(22) Amendment Number 7 to Sikorsky Agreement dated January 5, 2005. +	001-31617	10-Q	January 12, 2006	10(8)

(23) Amendment Number 8 to Sikorsky Agreement dated May 5, 2005. +	001-31617	10-Q	January 12, 2006	10(9)

(24) Amendment Number 9 to Sikorsky Agreement dated June 14, 2005. +	001-31617	10-Q	January 12, 2006	10(10)

(25) Form of Stock Option Agreement. *	001-31617	8-K/A	February 3, 2006	10(2)

(26) Form of Restricted Stock Agreement. *	001-31617	8-K/A	February 3, 2006	10(3)

(27)  Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C. (a Schedule I has been filed as part of this exhibit setting forth certain terms omitted from the Form of Aircraft Lease Agreement).

	001-31617	10-Q	February 9, 2006	10(2)

(28) Employment Agreement with Randall A. Stafford dated May 22, 2006.*	001-31617	8-K	May 25, 2006	10(1)

	Incorporated by Reference to
Exhibits	Registration or File Number	Form or Report	Date	Exhibit Number
(29) Amended and restated Employment Agreement between the Company and William E. Chiles dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(1)

(30) Amended and restated Employment Agreement between the Company and Mark Duncan dated June 6, 2006.*	001-31617	8-K	June 8, 2006	10(2)

(31) Form of Stock Option Agreement under 2003 Nonqualified Stock Option Plan for Non-employee Directors.*	001-31617	8-K	August 7, 2006	10(3)

(32) S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between the Company and Sikorsky Aircraft Corporation.+	001-31617	8-K	August 8, 2006	10(1)

(33) Revolving Credit Agreement dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(1)

(34) Letter of Credit Facility dated August 3, 2006.	001-31617	8-K	August 9, 2006	10(2)

(35) Bristow Group Inc. Fiscal Year 2007 Annual Incentive Compensation Plan.*	001-31617	8-K	August 17, 2006	10(1)

(36) Bristow Group Inc. Form of Severance Benefit Agreement.*	001-31617	8-K	February 22, 2007	10(1)

(37) Consultancy Agreement with Peter N. Buckley.*	001-31617	8-K	February 22, 2007	10(2)

(38) Amendment to Employment Agreement with Richard Burman.*	001-31617	8-K	April 26, 2007	10(1)

(39) Bristow Group Inc. Fiscal Year 2008 Annual Incentive Compensation Plan. *	001-31617	8-K	May 8, 2007	10(1)

(40) Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 8, 2007	10(2)

(41) William E. Chiles Restricted Stock Award Documents. *	001-31617	8-K	May 8, 2007	10(3)

(42) First Amendment to Revolving Credit Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.1

(43) First Amendment to Letter of Credit Facility Agreement, dated as of May 17, 2007.	001-31617	8-K	May 17, 2007	10.2

(44) William E. Chiles Restricted Stock Award Document. *	001-31617	8-K/A	June 4, 2007	10.3

(45) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.1

(46) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2004 Stock Incentive Plan. *	001-31617	8-K	May 24, 2007	10.2

(47) Form of Employee Performance Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.3

(48) Form of Employee Nonqualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	May 24, 2007	10.4

(49) Bristow Group Inc. 2007 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Form DEF14A filed with the SEC on June 25, 2007). *	001-31617	10-Q	November 5, 2007	10.1

(50) Second Amendment to Revolving Credit Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.54

(51) Second Amendment to Letter of Credit Facility Agreement, dated as of November 6, 2007.	001-31617	10-K	May 21, 2008	10.55

(52) Amendment to Employment Agreement dated March 10, 2008 by and between the Company and William E. Chiles.*	001-31617	8-K	March 13, 2008	10.1

		Incorporated by Reference to
Exhibits		Registration or File Number	Form or Report	Date	Exhibit Number
(53)	Amendment to Employment Agreement dated March 10, 2008 by and between the Company and Mark B. Duncan. *	001-31617	8-K	March 13, 2008	10.3

(54)	Form of Employee Non-Qualified Stock Option Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.1

(55)	Form of Employee Restricted Stock Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.2

(56)	Form of Employee Performance Cash Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	June 6, 2008	10.3

(57)	Bristow Group Inc. FY 2009 Annual Incentive Compensation Plan – Plan Provisions. *	001-31617	8-K	June 6, 2008	10.4

(58)	Common Stock Purchase Agreement.	001-31617	8-K	June 17, 2008	10.1

(59)	Third Amendment to Revolving Credit Agreement.	001-31617	8-K	June 17, 2008	10.2

(60)	Third Amendment to Letter of Credit Facility Agreement.	001-31617	8-K	June 17, 2008	10.3

(61)	Form of Outside Director Restricted Stock Unit Award Letter under the Bristow Group Inc. 2007 Long Term Incentive Plan. *	001-31617	8-K	August 8, 2008	10.1

(62)	Amendment to Form of Aircraft Lease agreement between CFS Air, LLC and Air Logistics, L.L.C.	001-31617	10-Q	November 5, 2008	10.2

(63)	2009 Amendment to Employment Agreement of Mr. Richard Burman. *	001-31617	8-K	February 3, 2009	10.1

(64)	Form of Stock Option Award Letter. *	001-31617	8-K	June 10, 2009	10.1

(65)	Form of Restricted Stock Award Letter. *	001-31617	8-K	June 10, 2009	10.2

(66)	Form of Performance Cash Award Letter. *	001-31617	8-K	June 10, 2009	10.3

(67)	Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan. *	001-31617	8-K	June 10, 2009	10.4

(68)	Líder Aviação Holding S.A. Shareholders Agreement dated May 26, 2009. +	001-31617	10-Q	August 6, 2009	10.1

(69)†	Amendment No. 1 to 2007 Bristow Group Inc. 2007 Long Term Incentive Plan.*	001-31617

(70)	Form of Stock Option Award Letter. *	001-31617	8-K	June 15, 2010	10.1

(71)	Form of Restricted Stock Award Letter. *	001-31617	8-K	June 15, 2010	10.2

(72)	Form of Restricted Stock (Retention) Award Letter. *	001-31617	8-K	June 15, 2010	10.3

(73)	Form of Performance Cash Award Letter. *	001-31617	8-K	June 15, 2010	10.4

(74)	Bristow Group Inc. Fiscal Year 2010 Annual Incentive Compensation Plan. *	001-31617	8-K	June 15, 2010	10.5

(75)	Employment Agreement with Jonathan E. Baliff dated September 12, 2010. *	001-31617	8-K	September 12, 2010	10.1

(76)	Indemnity Agreement with Stephen King.	001-31617	8-K	February 7, 2011	10.1

(77)	Severance Benefits Agreement with Hilary S. Ware dated November 4, 2010. *†

(21)†	Subsidiaries.

(23)†	Consent of Independent Registered Public Accounting Firm.

(24)†	Powers of Attorney.

(31.1)†	Certification of Chief Executive Officer.

(31.2)†	Certification of Chief Financial Officer.

(32.1)†	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)†	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan or Arrangement
†	Furnished herewith
+	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24(b)-2.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on the 20th day of May 2011.

BRISTOW GROUP INC.

By:	/s/ JONATHAN E. BALIFF
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the listed capacities on the 20th day of May 2011.

/s/ WILLIAM E. CHILES William E. Chiles	President, Chief Executive Officer and Director

/s/ JONATHAN E. BALIFF Jonathan E. Baliff	Senior Vice President and Chief Financial Officer

/s/ BRIAN J. ALLMAN Brian J. Allman	Vice President, Chief Accounting Officer

* Thomas N. Amonett	Director

* Stephen J. Cannon	Director

* Michael A. Flick	Director

* Ian A. Godden	Director

* Stephen A. King	Director

* Thomas C. Knudson	Chairman of the Board and Director

John M. May	Director

* Bruce H. Stover	Director

* Ken C. Tamblyn	Director

/s/ RANDALL A. STAFFORD * By: Randall A. Stafford (Attorney-in-Fact)