Form 10-Q
period 2011-06-30
Bristow Group Inc
filed 2011-08-08
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of August 1, 2011.

36,563,814 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.

INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	June 30,
	2011	2010
	(Unaudited) (In thousands, except per share amounts)
Gross revenue:
Operating revenue from non-affiliates	$277,029	$254,594
Operating revenue from affiliates	9,732	17,415
Reimbursable revenue from non-affiliates	34,301	20,063
Reimbursable revenue from affiliates	43	166

	321,105	292,238

Operating expense:
Direct cost	196,622	183,164
Reimbursable expense	33,134	20,178
Depreciation and amortization	22,708	19,331
General and administrative	39,645	30,902

	292,109	253,575

Gain on disposal of assets	1,416	1,718
Earnings from unconsolidated affiliates, net of losses	5,993	(702)

Operating income	36,405	39,679

Interest income	171	292
Interest expense	(8,955)	(11,038)
Other income (expense), net	204	515

Income before provision for income taxes	27,825	29,448
Provision for income taxes	(6,606)	(8,540)

Net income	21,219	20,908
Net income attributable to noncontrolling interests	(174)	(100)

Net income attributable to Bristow Group	$21,045	$20,808

Earnings per common share:
Basic	$0.58	$0.58

Diluted	$0.57	$0.57

Cash dividends declared per common share	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$117,070	$116,361
Accounts receivable from non-affiliates	247,703	247,135
Accounts receivable from affiliates	10,643	15,384
Inventories	198,111	196,207
Assets held for sale	34,441	31,556
Prepaid expenses and other current assets	15,592	22,118

Total current assets	623,560	628,761
Investment in unconsolidated affiliates	209,554	208,634
Property and equipment – at cost:
Land and buildings	82,883	98,054
Aircraft and equipment	2,182,210	2,116,259

	2,265,093	2,214,313
Less – Accumulated depreciation and amortization	(463,133)	(446,431)

	1,801,960	1,767,882
Goodwill	29,738	32,047
Other assets	35,746	38,030

	$2,700,558	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$51,479	$56,972
Accrued wages, benefits and related taxes	32,530	34,537
Income taxes payable	15,716	15,557
Other accrued taxes	4,444	4,049
Deferred revenue	9,449	9,613
Accrued maintenance and repairs	11,132	16,269
Accrued interest	7,951	2,279
Other accrued liabilities	18,140	19,613
Deferred taxes	9,822	12,176
Short-term borrowings and current maturities of long-term debt	10,911	8,979

Total current liabilities	171,574	180,044
Long-term debt, less current maturities	721,466	698,482
Accrued pension liabilities	98,081	99,645
Other liabilities and deferred credits	15,359	30,109
Deferred taxes	155,417	148,299
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,561,969 as of June 30 and 36,311,143 as of March 31 (exclusive of 1,291,325 treasury shares)	366	363
Additional paid-in capital	693,504	689,795
Retained earnings	967,295	951,660
Accumulated other comprehensive loss	(129,829)	(130,117)

	1,531,336	1,511,701
Noncontrolling interests	7,325	7,074

	1,538,661	1,518,775

	$2,700,558	$2,675,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$21,219	$20,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,708	19,331
Deferred income taxes	2,949	5,740
Discount amortization on long-term debt	822	776
Gain on disposal of assets	(1,416)	(1,718)
Gain on sale of joint ventures	—	(578)
Stock-based compensation	5,196	3,730
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	(1,393)	702
Tax benefit related to stock-based compensation	(101)	(163)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	10,640	(20,451)
Inventories	(5,420)	(944)
Prepaid expenses and other assets	3,701	162
Accounts payable	(5,527)	(1,466)
Accrued liabilities	459	2,563
Other liabilities and deferred credits	(948)	(2,942)

Net cash provided by operating activities	52,889	25,650

Cash flows from investing activities:
Capital expenditures	(72,235)	(29,508)
Deposits on assets held for sale	—	1,000
Proceeds from sale of joint ventures	—	1,291
Proceeds from asset dispositions	833	4,022

Net cash used in investing activities	(71,402)	(23,195)

Cash flows from financing activities:
Proceeds from borrowings	55,000	1,963
Repayment of debt and debt redemption premiums	(31,274)	(6,767)
Distributions to noncontrolling interest owners	—	(637)
Partial prepayment of put/call obligation	(15)	(14)
Common stock dividends paid	(5,410)	—
Issuance of common stock	1,183	111
Tax benefit related to stock-based compensation	101	163

Net cash provided by (used in) financing activities	19,585	(5,181)
Effect of exchange rate changes on cash and cash equivalents	(363)	(1,209)

Net increase (decrease) in cash and cash equivalents	709	(3,935)
Cash and cash equivalents at beginning of period	116,361	77,793

Cash and cash equivalents at end of period	$117,070	$73,858

Supplemental disclosure of non-cash investing activities:
Cash paid during the period for:
Interest	$3,612	$9,171
Income taxes	$5,121	$6,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities (“Bristow Group,” the “Company,” “we,” “us,” or “our”) after elimination of all significant intercompany accounts and transactions. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2012 is referred to as “fiscal year 2012.” Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the information contained in the following notes to condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in our fiscal year 2011 Annual Report (the “fiscal year 2011 Financial Statements”). Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2011, the consolidated results of operations for the three months ended June 30, 2011 and 2010, and the consolidated cash flows for the three months ended June 30, 2011 and 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency

See “Foreign Currency” in Note 1 to the fiscal year 2011 Financial Statements for a discussion of the related accounting policies. Other income (expense), net, in our condensed consolidated statements of income for the three months ended June 30, 2011 and 2010, includes $0.2 million and $(0.1) million, respectively, in foreign currency transaction gains (losses).

During the three months ended June 30, 2011 and 2010, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30,
	2011	2010
One British pound sterling into U.S. dollars
High	1.66	1.55
Average	1.63	1.49
Low	1.60	1.43
At period-end	1.61	1.50
One euro into U.S. dollars
High	1.49	1.36
Average	1.44	1.27
Low	1.40	1.19
At period-end	1.45	1.22
One Australian dollar into U.S. dollars
High	1.09	0.93
Average	1.06	0.88
Low	1.03	0.81
At period-end	1.07	0.84
One Nigerian naira into U.S. dollars
High	0.0066	0.0070
Average	0.0065	0.0067
Low	0.0064	0.0066
At period-end	0.0065	0.0068

Source: Bank of England and Oanda.com

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We estimate that the fluctuation of these currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations discussed below (in thousands):

Three Months Ended June 30, 2011
Revenue	$18,168
Operating expense	(15,636)
Non-operating expense	253

Income before provision for income taxes	2,785
Provision for income taxes	(662)

Net income	2,123
Cumulative translation adjustment	(1,364)

Total stockholders’ investment	$759

Other Matters

As of June 30 and March 31, 2011, the allowance for doubtful accounts for non-affiliates was $0.1 million. As of June 30 and March 31, 2011, the allowance for doubtful accounts for affiliates was zero. See “Summary of Significant Accounting Policies” in Note 1 to the fiscal year 2011 Financial Statements for further information.

Certain balance sheet amounts as of March 31, 2011 have been reclassified to conform to current period presentation.

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning April 1, 2012.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 2 — ACQUISITIONS AND DISPOSITIONS

Heliservicio and RLR

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio Campeche S.A. de C.V. (“Heliservicio”) and the owner of the other 1% of Rotorwing Leasing Resources, L.L.C. (“RLR”), respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, as we had impaired our investment in Heliservicio as of March 31, 2011 we will recognize no gain or loss on this transaction during the three months ended September 30, 2011. We acquired the remaining 1% interest in RLR for $0.3 million.

We will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements. As of June 30, 2011, we had approximately $22.0 million of inventory that had previously supported the fleet of aircraft operated by Heliservicio in Mexico, of which approximately $9.4 million was in Mexico with the remainder at our maintenance facilities in the U.S. We sold $9.0 million of the inventory in Mexico to Heliservicio on July 15, 2011 for $8.0 million, which resulted in a loss of $1.0 million. Despite this transaction closing subsequent to June 30, 2011, this loss was recorded as a reduction in gain on disposal of assets during the three months ended June 30, 2011. We expect to recover the value of the remaining inventory either through consumption elsewhere in the Bristow Group fleet, in support of other operator’s fleets or through sale of the inventory to third parties.

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

As of June 30, 2011, we had three VIEs of which we are the primary beneficiary and were involved in one VIE of which we are not the primary beneficiary.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($146.1 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $756.7 million as of June 30, 2011.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of June 30, 2011) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	June 30, 2011	March 31, 2011
Assets
Cash and cash equivalents	$31,653	$29,840
Accounts receivable	194,564	190,896
Inventories	114,951	108,586
Prepaid expenses and other current assets	45,012	50,296

Total current assets	386,180	379,618
Investment in unconsolidated affiliates	10,548	12,344
Property and equipment, net	204,694	221,274
Goodwill	13,586	15,915
Other assets	8,775	9,794

Total assets	$623,783	$638,945

Liabilities
Accounts payable	78,039	72,140
Accrued liabilities	783,474	756,697
Deferred taxes	9,482	9,816
Short-term borrowings and current maturities of long-term debt	2,146	2,724

Total current liabilities	873,141	841,377
Long-term debt, less current maturities	156,313	156,080
Accrued pension liabilities	98,082	99,645
Other liabilities and deferred credits	1,347	13,043
Deferred taxes	14,298	16,334

Total liabilities	$1,143,181	$1,126,479

	Three Months Ended June 30,
	2011	2010
Revenue	$245,326	$204,218
Operating income	1,872	7,589
Net loss	30,637	19,593

Bristow Helicopters Nigeria Ltd. — Bristow Helicopters Nigeria Ltd. (“BHNL”) is a joint venture in Nigeria with local partners, in which we own an interest of 40%. BHNL provides helicopter services to clients in Nigeria.

In order to have a presence in the Nigerian market, we were required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to our expertise in the overall management and day-to-day operation of BHNL (including the establishment of operating and capital budgets and strategic decisions regarding the potential expansion of BHNL’s operations). We have also historically provided subordinated financial support to BHNL and will need to continue to do so unless and until BHNL acquires sufficient equity to permit itself to finance its activities without that additional support from us. Thus, because we have the power to direct the most significant activities affecting the economic performance and ongoing success of BHNL and hold a variable interest in the entity in the form of our equity investment and working capital infusions, we consolidate BHNL as the primary beneficiary.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

BHNL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented above.

Pan African Airlines Nigeria Ltd. — Pan African Airlines Nigeria Ltd. (“PAAN”) is a joint venture in Nigeria with local partners, in which we currently own an interest of 50.17%. PAAN provides helicopter services to clients in Nigeria.

The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of PAAN, setting the operating and capital budgets, and strategic decisions regarding the potential expansion of PAAN’s operations. Throughout the history of the PAAN, our representation on the board and our secondment to PAAN of its managing director has enabled us to direct the key operational decisions of PAAN (without objection from the other board members). We have also historically provided subordinated financial support to PAAN and will need to continue to do so unless and until PAAN acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of PAAN and hold a variable interest in the form of our equity investment and working capital infusions, we consolidate the entity as the primary beneficiary. However, as long as we own a majority interest in PAAN, the separate presentation of financial information in a tabular format for PAAN is not required.

VIEs of which we are not the primary beneficiary

Heliservicio — As of June 30, 2011, we owned a 24% interest in Heliservicio, a Mexican corporation, which provides onshore helicopter services to the Mexican Federal Electric Commission and offshore helicopter transportation services to Petróleos Mexicanos and other companies on a contract and ad hoc basis. Heliservicio leases 17 aircraft from us and leases 13 aircraft from third parties to provide helicopter services to its clients. See Note 2 for discussion of the sale of our interest in Heliservicio on July 15, 2011.

The activities that most significantly impact Heliservicio’s economic performance relate to (a) the day-to-day operation of the company, including decisions relating to hiring/firing personnel, where and when to fly, and what clients to fly for and extend credit to; and (b) strategic decisions regarding the potential expansion of the company’s operations. The other partner in Heliservicio had the ability to control these decisions through its majority board representation. As such, we have determined that we would not be the primary beneficiary of Heliservicio as we did not have the power to direct the most significant activities which affect the economic success of the entity. Accordingly, we accounted for our 24% interest in Heliservicio as an equity method investment.

The following table summarizes the amounts recorded for this nonconsolidated VIE as of June 30 and March 31, 2011 (in thousands):

	June 30, 2011		March 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets:
Accounts receivable (1)	$5,581	$5,581	$10,113	$10,113
Investment in unconsolidated affiliate (2)	—	—	—	—

Total assets	$5,581	$5,581	$10,113	$10,113

(1)	Amounts presented herein include unbilled accounts receivable of $2.0 million as of March 31, 2011.
(2)

As previously discussed, we sold our interest in Heliservicio on July 15, 2011. This transaction resulted in us having no ownership in Heliservicio. As our ownership interest in Heliservicio transferred to CICSA for no proceeds and this was known prior to the issuance of the fiscal year 2011 Financial Statements, we impaired our prior investment of $2.4 million as of March 31, 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 4 — DEBT

Debt as of June 30 and March 31, 2011 consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
7 1/2% Senior Notes due 2017, including $0.4 million of unamortized premium	$350,394	$350,410
Term Loan	200,000	200,000
Revolving Credit Facility	55,000	30,000
3% Convertible Senior Notes due 2038, including $15.0 million and $15.8 million of unamortized discount, respectively	100,040	99,219
Bristow Norway Debt	11,489	11,454
RLR Note	14,594	14,900
Other debt	860	1,478

Total debt	732,377	707,461
Less short-term borrowings and current maturities of long-term debt	(10,911)	(8,979)

Total long-term debt	$721,466	$698,482

In May 2011, we made a payment of $5.0 million to paydown our initial borrowing of $43.0 million made under the Revolving Credit Facility. In June 2011, we received proceeds from new borrowings of $55.0 million. For further details on the Revolving Credit Facility, see Note 5 to the fiscal year 2011 Financial Statements.

The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	June 30, 2011	March 31, 2011
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(14,960)	(15,781)

Debt component – net carrying value	$100,040	$99,219

The remaining debt discount is being amortized into interest expense over the expected four year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three months ended June 30, 2011 and 2010 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Contractual coupon interest	$863	$863
Amortization of debt discount	822	776

Total interest expense	$1,685	$1,639

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5 — FAIR VALUE DISCLOSURES

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

The following table summarizes the financial instruments we had as of June 30, 2011, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011	Balance Sheet Classification
Derivative asset	$—	$466	$—	$466	Prepaid expenses and other current assets
Rabbi Trust investments	4,151	—	—	4,151	Other assets

Total assets	$4,151	$466	$—	$4,617

The rabbi trust investments consist of money market and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives. The methods and assumptions used to estimate the fair values of the derivative liabilities in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	June 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,394	$366,625	$350,410	$367,500
Term Loan	200,000	200,000	200,000	200,000
Revolving Credit Facility	55,000	55,000	30,000	30,000
3% Convertible Senior Notes	100,040	120,750	99,219	114,929
Other	26,943	26,943	27,832	27,832

	$732,377	$769,318	$707,461	$740,261

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these items.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

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

We entered into forward contracts during the three months ended June 30, 2011 and fiscal year 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of June 30 and March 31, 2011, the fair value of these contracts was an asset of $0.5 million and $3.3 million, respectively. As of June 30 and March 31, 2011, an unrecognized gain on these contracts of $1.7 million and $2.1 million, net of tax, respectively, is included as a component of accumulated other comprehensive loss. The derivative asset is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three months ended June 30, 2011 and 2010.

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the three months ended June 30, 2011 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$1,653	Other income (expense), net	$—	Other income (expense), net	$—

	$1,653		$—		$—

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of June 30, 2011, we had 11 aircraft on order and options to acquire an additional 39 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Nine Months Ending	Fiscal Year Ending March 31,
	March 31, 2012	2013	2014	2015	2016 and thereafter	Total
Commitments as of June 30, 2011:
Number of aircraft:
Large (1)(2)	5	6	—	—	—	11

	5	6	—	—	—	11

Related expenditures (in thousands)(3)	$126,168	$71,998	$—	$—	$—	$198,166

Options as of June 30, 2011:
Number of aircraft:
Medium	—	5	4	6	—	15
Large	—	2	7	4	11	24

	—	7	11	10	11	39

Related expenditures (in thousands)(3)	$63,101	$196,659	$231,280	$175,922	$268,942	$935,904

(1)	Signed client contracts are currently in place for 5 of these aircraft.
(2)	Includes 4 aircraft with delivery dates in fiscal year 2013 that are cancellable until August 31, 2011 with penalties of $0.8 million each.
(3)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during the three months ended June 30, 2011:

	Orders	Options
Beginning of period	6	31
Aircraft delivered	(2)	—
Aircraft ordered	3	—
New options	—	19
Exercised options	4	(4)
Expired options	—	(7)

End of period	11	39

Employee Agreements — Approximately 51% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 6%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery. We and the other defendants again filed motions to dismiss the lawsuit which were granted. The plaintiff has since filed notice that it will appeal the judgment. We intend to continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($16.1 million) of the debt of FBS Limited, an unconsolidated affiliate, which expires December 31, 2012. See discussion of this commitment in Note 3 to our fiscal year 2011 Financial Statements.

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to a deductible. On July 14, 2011, a fixed wing aircraft of ours operating in Nigeria was involved in an incident upon landing. The aircraft was damaged, but there were no fatalities or injuries to the passengers or personnel on the ground. The aircraft is insured; however, it is not currently known what affect the loss of this aircraft will have on our results of operations, financial condition or cash flows in future periods.

We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — TAXES

Our effective income tax rates were 23.7% and 29.0% for the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011 and 2010, we accrued tax contingency related items totaling $0.6 million and $0.2 million, respectively. Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

As of June 30, 2011, there were $12.4 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. For both the three months ended June 30, 2011 and 2010, we accrued interest and penalties of $0.1 million in connection with uncertain tax positions.

Note 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended June 30,
	2011	2010
Service cost for benefits earned during the period	$1,634	$1,278
Interest cost on pension benefit obligation	7,212	6,382
Expected return on assets	(7,489)	(6,405)
Amortization of unrecognized losses	1,377	1,251

Net periodic pension cost	$2,734	$2,506

We pre-funded our contributions of $16.0 million to our U.K. Staff pension plan for fiscal year 2012 in the last quarter of fiscal year 2011. The current estimate of our cash contributions to our Norwegian pension plan and U.K. expatriate plan for fiscal year 2012 are $6.0 million and $1.6 million, respectively, $1.8 million and $1.3 million, respectively, of which were paid during the three months ended June 30, 2011.

Incentive Compensation

Stock–based compensation awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). A maximum of 2,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2011, 834,621 shares remained available for grant under the 2007 Plan.

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2011 Financial Statements.

For the three months ended June 30, 2011 and 2010, total stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $5.2 million and $3.7 million, respectively. Stock-based compensation expense has been allocated to our various business units.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three months ended June 30, 2011, we awarded 162,420 shares of restricted stock at an average grant date fair value of $43.79 per share. Also during the three months ended June 30, 2011, 259,521 stock options were granted. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2011:

Risk free interest rate	1.52%
Expected life (years)	6
Volatility	47.05%
Dividend yield	1.37%
Weighted average exercise price of options granted	$43.79 per option
Weighted average grant-date fair value of options granted	$17.32 per option

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2011 was $5.3 million and $1.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the three months ended June 30, 2011 is recognized as compensation expense and primarily resulted from an increase in the fair value of the awards driven by superior stock price performance compared to the peer group during the quarter as well as a new award in June 2011. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Compensation expense recorded related to the performance cash awards during the three months ended June 30, 2011 and 2010 was $3.7 million and zero, respectively.

Note 10 — COMPREHENSIVE INCOME, DIVIDENDS AND EARNINGS PER SHARE

Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Net income	$21,219	$20,908
Other comprehensive income (loss):
Currency translation adjustments (1)	(1,364)	(9,987)
Unrealized gain on cash flow hedges	1,653	—

Total comprehensive income	$21,508	$10,921

(1)

During the three months ended June 30, 2011 and 2010, the U.S. dollar strengthened against the British pound sterling, resulting in translation losses recorded as a component of stockholders’ investment as of June 30, 2011 and 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Dividends

On May 4, 2011, our board of directors declared a first quarter cash dividend of $0.15 per share of Common Stock. The dividend of $5.4 million was paid on June 10, 2011 to shareholders of record on May 20, 2011. On August 3, 2011, the board of directors approved a second quarter dividend of $0.15 per share of Common Stock, payable on September 12, 2011 to shareholders of record on August 15, 2011. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Earnings per Share

Basic earnings per common share was computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excluded options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended June 30,
	2011	2010
Options:
Outstanding	274,063	329,531
Weighted average exercise price	$30.16	$32.36
Restricted stock units:
Outstanding	4,040	324,035
Weighted average price	$53.89	$37.10
Restricted stock awards:
Outstanding	39,220	53,674
Weighted average price	$43.79	$30.16

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2011	2010
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$21,045	$20,808
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—

Income available to common stockholders – diluted	$21,045	$20,808

Shares:
Weighted average number of common shares outstanding – basic	36,352,371	35,969,174
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	713,840	312,003

Weighted average number of common shares outstanding – diluted	37,066,211	36,281,177

Basic earnings per common share	$0.58	$0.58

Diluted earnings per common share	$0.57	$0.57

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(1)

Diluted earnings per common share for the three months ended June 30, 2011 and 2010 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. The initial base conversion price of the notes is approximately $77.34 (subject to adjustment in certain circumstances), based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes. In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for three months ended June 30, 2011 and 2010 as our stock price did not meet or exceed $77.34 per share.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following shows reportable segment information for the three months ended June 30, 2011 and 2010 and as of June 30 and March 31, 2011, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2011	2010
Segment gross revenue from external clients:
Europe	$134,280	$101,521
West Africa	54,507	59,096
North America	44,167	52,763
Australia	45,295	35,291
Other International	35,467	32,819
Corporate and other	7,389	10,748

Total segment gross revenue	$321,105	$292,238

Intrasegment gross revenue:
Europe	$258	$170
West Africa	—	—
North America	75	48
Australia	118	—
Other International	—	—
Corporate and other	(444)	94

Total intrasegment gross revenue	$7	$312

Consolidated gross revenue reconciliation:
Europe	$134,538	$101,691
West Africa	54,507	59,096
North America	44,242	52,811
Australia	45,413	35,291
Other International	35,467	32,819
Corporate and other	6,945	10,842
Intrasegment eliminations	(7)	(312)

Total consolidated gross revenue	$321,105	$292,238

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$2,858	$1,951
Other International	3,135	(2,597)
Corporate and other	—	(56)

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$5,993	$(702)

Consolidated operating income (loss) reconciliation:
Europe	$23,249	$18,299
West Africa	11,231	15,636
North America	1,584	5,308
Australia	4,524	7,952
Other International	11,910	2,265
Corporate and other	(17,509)	(11,499)
Gain on disposal of other assets	1,416	1,718

Total consolidated operating income	$36,405	$39,679

Depreciation and amortization:
Europe	$7,907	$5,153
West Africa	3,270	2,708
North America	3,687	4,775
Australia	3,122	2,653
Other International	3,963	3,163
Corporate and other	759	879

Total depreciation and amortization	$22,708	$19,331

	June 30, 2011	March 31, 2011
Identifiable assets:
Europe	$833,606	$855,681
West Africa	378,599	353,523
North America	303,402	329,725
Australia	279,857	285,953
Other International	579,863	578,312
Corporate and other	325,231	272,160

Total identifiable assets (1)	$2,700,558	$2,675,354

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	June 30, 2011	March 31, 2011
Investments in unconsolidated affiliates – equity method investments:
Europe	$9,900	$11,508
Other International	193,069	190,736

Total investments in unconsolidated affiliates – equity method investments	$202,969	$202,244

(1)

Includes $162.1 million and $112.4 million, respectively of construction in progress within property and equipment on our condensed consolidated balance sheets as of June 30 and March 31, 2011, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

Note 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 1/2% Senior Notes, the 6 1/8% Senior Notes due 2013, which we redeemed on December 23, 2010, and the 3% Convertible Senior Notes, the Guarantor Subsidiaries fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of income and cash flow information for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$67,197	$253,908	$—	$321,105
Intercompany revenue	—	11,773	—	(11,773)	—

	—	78,970	253,908	(11,773)	321,105

Operating expense:
Direct cost and reimbursable expense	(730)	42,961	187,525	—	229,756
Intercompany expenses	—	—	11,773	(11,773)	—
Depreciation and amortization	843	8,182	13,683	—	22,708
General and administrative	14,175	6,763	18,707	—	39,645

	14,288	57,906	231,688	(11,773)	292,109

Gain on disposal of assets	—	180	1,236	—	1,416
Earnings from unconsolidated affiliates, net of losses	22,219	—	5,993	(22,219)	5,993

Operating income	7,931	21,244	29,449	(22,219)	36,405

Interest income	23,303	170	162	(23,464)	171
Interest expense	(9,259)	—	(23,160)	23,464	(8,955)
Other income (expense), net	14	66	124	—	204

Income before provision for income taxes	21,989	21,480	6,575	(22,219)	27,825
Allocation of consolidated income taxes	(929)	(2,663)	(3,014)	—	(6,606)

Net income	21,060	18,817	3,561	(22,219)	21,219
Net income attributable to noncontrolling interests	(15)	—	(159)	—	(174)

Net income attributable to Bristow Group	$21,045	$18,817	$3,402	$(22,219)	$21,045

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended June 30, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$74,727	$217,511	$—	$292,238
Intercompany revenue	—	11,981	—	(11,981)	—

	—	86,708	217,511	(11,981)	292,238

Operating expense:
Direct cost and reimbursable expense	(463)	51,739	152,066	—	203,342
Intercompany expenses	—	—	11,981	(11,981)	—
Depreciation and amortization	564	8,159	10,608	—	19,331
General and administrative	11,480	4,668	14,754	—	30,902

	11,581	64,566	189,409	(11,981)	253,575

Gain on disposal of assets	—	958	760	—	1,718
Earnings from unconsolidated affiliates, net of losses	29,232	—	(324)	(29,610)	(702)

Operating income	17,651	23,100	28,538	(29,610)	39,679

Interest income	18,895	11	284	(18,898)	292
Interest expense	(10,684)	—	(19,252)	18,898	(11,038)
Other income (expense), net	17	(25)	523	—	515

Income before provision for income taxes	25,879	23,086	10,093	(29,610)	29,448
Allocation of consolidated income taxes	(5,056)	(1,849)	(1,635)	—	(8,540)

Net income	20,823	21,237	8,458	(29,610)	20,908
Net income attributable to noncontrolling interests	(15)	—	(85)	—	(100)

Net income attributable to Bristow Group	$20,808	$21,237	$8,373	$(29,610)	$20,808

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$57,623	$4,843	$54,604	$—	$117,070
Accounts receivable	9,159	79,388	208,899	(39,100)	258,346
Inventories	—	81,508	116,603	—	198,111
Assets held for sale	—	1,485	32,956	—	34,441
Prepaid expenses and other current assets	2	2,839	20,517	(7,766)	15,592

Total current assets	66,784	170,063	433,579	(46,866)	623,560

Intercompany investment	1,243,432	111,435	—	(1,354,867)	—
Investment in unconsolidated affiliates	—	150	209,404	—	209,554
Intercompany notes receivable	1,021,124	—	(5,128)	(1,015,996)	—
Property and equipment - at cost:
Land and buildings	211	53,262	29,410	—	82,883
Aircraft and equipment	12,461	844,649	1,325,100	—	2,182,210

	12,672	897,911	1,354,510	—	2,265,093
Less: Accumulated depreciation and amortization	(4,310)	(172,391)	(286,432)	—	(463,133)

	8,362	725,520	1,068,078	—	1,801,960
Goodwill	—	4,755	24,983	—	29,738
Other assets	120,580	3,732	178,755	(267,321)	35,746

	$2,460,282	$1,015,655	$1,909,671	$(2,685,050)	$2,700,558

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$2,801	$19,621	$64,083	$(35,026)	$51,479
Accrued liabilities	18,396	18,109	67,202	(4,345)	99,362
Current deferred taxes	319	(89)	9,592	—	9,822
Short-term borrowings and current maturities of long-term debt	7,500	—	3,411	—	10,911

Total current liabilities	29,016	37,641	144,288	(39,371)	171,574

Long-term debt, less current maturities	697,935	—	23,531	—	721,466
Intercompany notes payable	—	324,539	792,477	(1,117,016)	—
Accrued pension liabilities	—	—	98,081	—	98,081
Other liabilities and deferred credits	7,880	8,658	172,617	(173,796)	15,359
Deferred taxes	126,323	9,266	19,828	—	155,417

Stockholders’ investment:
Common stock	366	4,996	22,850	(27,846)	366
Additional paid-in-capital	693,504	9,552	465,103	(474,655)	693,504
Retained earnings	967,295	621,003	80,643	(701,646)	967,295
Accumulated other comprehensive income (loss)	(63,498)	—	84,389	(150,720)	(129,829)

	1,597,667	635,551	652,985	(1,354,867)	1,531,336
Noncontrolling interests	1,461	—	5,864	—	7,325

	1,599,128	635,551	658,849	(1,354,867)	1,538,661

	$2,460,282	$1,015,655	$1,909,671	$(2,685,050)	$2,700,558

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$24,075	$5,233	$87,053	$—	$116,361
Accounts receivable	19,283	77,690	203,286	(37,740)	262,519
Inventories	—	85,937	110,270	—	196,207
Assets held for sale	—	1,488	30,068	—	31,556
Prepaid expenses and other current assets	438	9,017	32,646	(19,983)	22,118

Total current assets	43,796	179,365	463,323	(57,723)	628,761

Intercompany investment	1,249,822	111,435	—	(1,361,257)	—
Investment in unconsolidated affiliates	—	150	208,484	—	208,634
Intercompany notes receivable	978,221	—	(7,342)	(970,879)	—
Property and equipment - at cost:
Land and buildings	210	53,448	44,396	—	98,054
Aircraft and equipment	11,901	810,758	1,293,600	—	2,116,259

	12,111	864,206	1,337,996	—	2,214,313
Less: Accumulated depreciation and amortization	(3,424)	(165,212)	(277,795)	—	(446,431)

	8,687	698,994	1,060,201	—	1,767,882
Goodwill	—	4,755	27,292	—	32,047
Other assets	124,770	4,477	179,936	(271,153)	38,030

	$2,405,296	$999,176	$1,931,894	$(2,661,012)	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$1,569	$15,097	$57,734	$(17,428)	$56,972
Accrued liabilities	17,513	22,903	81,885	(20,384)	101,917
Current deferred taxes	1,336	(81)	10,921	—	12,176
Short-term borrowings and current maturities of long-term debt	5,000	—	3,979	—	8,979

Total current liabilities	25,418	37,919	154,519	(37,812)	180,044

Long-term debt, less current maturities	674,629	—	23,853	—	698,482
Intercompany notes payable	—	318,190	772,420	(1,090,610)	—
Accrued pension liabilities	—	—	99,645	—	99,645
Other liabilities and deferred credits	5,862	8,251	187,202	(171,206)	30,109
Deferred taxes	119,297	9,122	19,880	—	148,299

Stockholders’ investment:
Common stock	363	4,996	22,852	(27,848)	363
Additional paid-in-capital	689,795	9,552	470,883	(480,435)	689,795
Retained earnings	951,660	611,146	77,281	(688,427)	951,660
Accumulated other comprehensive income (loss)	(63,186)	—	97,743	(164,674)	(130,117)

	1,578,632	625,694	668,759	(1,361,384)	1,511,701
Noncontrolling interests	1,458	—	5,616	—	7,074

	1,580,090	625,694	674,375	(1,361,384)	1,518,775

	$2,405,296	$999,176	$1,931,894	$(2,661,012)	$2,675,354

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended June 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$8,757	$31,570	$12,562	$—	$52,889

Cash flows from investing activities:
Capital expenditures	(939)	(34,721)	(36,575)	—	(72,235)
Proceeds from asset dispositions	—	—	833	—	833

Net cash used in investing activities	(939)	(34,721)	(35,742)	—	(71,402)

Cash flows from financing activities:
Proceeds from borrowings	55,000	—	—	—	55,000
Repayment of debt and debt redemption premiums	(30,000)	—	(1,274)	—	(31,274)
Dividends paid	3,590	(8,960)	(40)	—	(5,410)
Increases (decreases) in cash related to intercompany advances and debt	(4,129)	11,721	(7,592)	—	—
Partial prepayment of put/call obligation	(15)	—	—	—	(15)
Issuance of Common Stock	1,183	—	—	—	1,183
Tax benefit related to stock-based compensation	101	—	—	—	101

Net cash provided by (used in) financing activities	25,730	2,761	(8,906)	—	19,585
Effect of exchange rate changes on cash and cash equivalents	—	—	(363)	—	(363)

Net decrease in cash and cash equivalents	33,548	(390)	(32,449)	—	709
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$57,623	$4,843	$54,604	$—	$117,070

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended June 30, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(11,338)	$15,014	$22,980	$(1,006)	$25,650

Cash flows from investing activities:
Capital expenditures	(568)	(13,587)	(15,353)	—	(29,508)
Deposit on asset held for sale	—	1,000	—	—	1,000
Proceeds from sale of joint ventures	—	—	1,291	—	1,291
Proceeds from asset dispositions	—	1,528	2,494	—	4,022

Net cash used in investing activities	(568)	(11,059)	(11,568)	—	(23,195)

Cash flows from financing activities:
Proceeds from borrowings	—	—	1,963	—	1,963
Repayment of debt	—	—	(6,767)	—	(6,767)
Dividends paid	13,030	(11,500)	(1,530)	—	—
Distributions to noncontrolling interest owners	—	—	(637)	—	(637)
Increases (decreases) in cash related to intercompany advances and debt	8,415	5,711	(14,126)	—	—
Partial prepayment of put/call obligation	(14)	—	—	—	(14)
Issuance of Common Stock	111	—	—	—	111
Tax benefit related to stock-based compensation	163	—	—	—	163

Net cash provided by (used in) financing activities	21,705	(5,789)	(21,097)	—	(5,181)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,209)	—	(1,209)

Net decrease in cash and cash equivalents	9,799	(1,834)	(10,894)	(1,006)	(3,935)
Cash and cash equivalents at beginning of period	16,555	1,834	59,404	—	77,793

Cash and cash equivalents at end of period	$26,354	$—	$48,510	$(1,006)	$73,858

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of June 30, 2011 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2011, and the related consolidated statements of income, stockholders’ investment, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas

August 8, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “fiscal year 2011 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2011 and 2010, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2012 is referred to as “fiscal year 2012.”

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described under Item1A. “Risk Factors” included in the fiscal year 2011 Annual Report.

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Mexico, Russia and Trinidad. We generated 82% and 97% of our consolidated operating revenue and business unit operating income, respectively, from operations outside of the U.S. during the Current Quarter.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of June 30, 2011, we operated 372 aircraft (including 333 owned aircraft and 39 leased aircraft; 17 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 199 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of June 30, 2011; (2) the number of helicopters which we had on order or under option as of June 30, 2011; and (3) the percentage of gross revenue which each of our business units provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Aircraft in Consolidated Fleet
		Helicopters				Fixed		Unconsolidated
		Small	Medium	Large	Training	Wing	Total (1)	Affiliates (2)	Total

Europe	38%	—	17	39	—	—	56	64	120
West Africa	18%	12	27	7	—	3	49	—	49
North America	15%	70	25	—	—	—	95	—	95
Australia	14%	2	14	16	—	—	32	—	32
Other International	12%	5	44	17	—	—	66	135	201
Corporate and other	3%	—	—	—	74	—	74	—	74

Total	100%	89	127	79	74	3	372	199	571

Aircraft not currently in fleet: (3)
On order		—	—	11	—	—	11
Under option		—	15	24	—	—	39

(1)	Includes 17 aircraft held for sale.
(2)	The 199 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.
(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this new measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number. We divide our operating revenue from commercial contracts by LACE to develop a LACE rate, which is a standardized rate, similar to a day rate, on which we intend to disclose results and provide guidance. Our current number of LACE aircraft is 154 and our historical LACE and LACE rate is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007

LACE	153	159	164	161	156
LACE Rate (in millions)	$7.15	$6.49	$6.14	$5.72	$4.92

Our Strategy

Our goal is to strengthen our position as a leading helicopter services provider to the offshore energy industry. We intend to employ the following well defined business/commercial and capital allocation strategies to achieve this goal:

Business/Commercial Strategy

•

Be the preferred provider of helicopter services. We position our business to be the preferred provider of helicopter services by maintaining strong relationships with our clients and providing safe and high-quality service. In order to create further differentiation and add value to our clients, we have expanded our well-established and successful global “Target Zero” safety program to also focus on additional areas related to maximizing uptime and service levels. The new expanded program called the “Bristow Client Promise” is focused on enhancing our value to our clients through the initiatives of “Target Zero Accidents,” “Target Zero Downtime” and “Target Zero Complaints.” This program is designed to deliver continuous improvement in all these important areas and demonstrate Bristow’s commitment to providing higher hours of zero-accident flight time with on-time and up-time helicopter transportation service. We maintain relationships with our clients’ field operations and corporate management that we believe helps us better anticipate client needs and provide our clients with the right aircraft in the right place at the right time, which in turn allows us to better manage our fleet utilization and capital investment program. We also leverage our close relationships with our clients to establish mutually beneficial operating practices and safety standards worldwide. By applying standardized-first-rate operating and safety practices across our global operations, we seek to provide our clients with consistent, high-quality service in each of their areas of operation. By better understanding and delivering on our clients’ needs with our global operations and safety standards, we believe we effectively compete against other helicopter service providers based on aircraft availability, client service, safety and reliability, and not just price.

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.3 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary. Our debt to total capitalization ratio and total liquidity was 36.1% and $236.4 million, respectively, and 35.8% and $260.7 million, respectively, as of June 30 and March 31, 2011. Currently, we have a debt to total capitalization ratio guide of approximately 40% including the imputation of certain off-balance sheet obligations, which include the net present value of certain aircraft operating leases and the unfunded pension liability.

•

Highest return. We have implemented a new internal financial management framework we call Bristow Value Added (“BVA”) to enhance our focus on the returns we deliver across our organization. BVA is computed by subtracting a capital charge for the use of gross invested capital from after tax operating cash flow. Our goal is to achieve strong improvements in BVA over time by (1) improving the returns we earn throughout our organization via cost and capital efficiency improvements as well as through better pricing based on the differentiated value we deliver to clients via aircraft safety, availability, client service and reliability; (2) deploying more capital into commercial opportunities where management believes we can deliver strong returns and when we believe it will benefit the Company and our shareholders, making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. When appropriate, we may divest parts of the Company. Improvements in BVA is the primary financial measure in our management incentive plan starting in fiscal year 2012, aligning the interests of management with shareholders.

•

Balanced shareholder return. We have invested $1.6 billion on capital expenditures to grow our business since fiscal year 2007. While we plan to continue to invest in new aircraft, we do not expect capital expenditures to continue at this level over the near term. We believe our liquidity position and cash flows from operations will be more than adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On August 3, 2011, our board of directors approved our second consecutive quarterly dividend.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This led to the recovery in our fiscal year 2011 financial performance.

While we are cautiously optimistic that the economic conditions will continue to recover in fiscal year 2012, we continue to seek ways to reduce costs and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to accelerated expansion in fiscal year 2012 and beyond and increased demand in many of our core markets.

The limited availability of some new aircraft models and the need throughout the industry to retire many of the older aircraft in the worldwide fleet is a driver for our industry. Currently manufacturers have some available aircraft; however, there are some constraints on supply of new large aircraft. The aftermarket for sales of our aircraft has recovered and sale prices have improved, reflecting buyers with available capital.

Brazil continues to represent a significant part of our positive growth outlook. The recent discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. As a result, we anticipate and have begun to enjoy growth in both international oil companies and Petrobras activity as they ramp up their procurement of helicopters services. During 2009 and 2010, Petrobras procured 15 large aircraft as they renewed their fleet and added incremental capacity in this category. Since then, they have issued a requirement for a further five large aircraft. Further, Petrobras has recently issued a tender for over 25 medium sized aircraft of which a significant portion could be incremental capacity. Aircraft being procured in this market tend to be newer and more sophisticated which fits with both Bristow’s and Líder’s market positioning and fleet plans. The above described growth trend is anticipated to continue over the next five years to keep pace with Brazil’s national production policies.

As discussed in “Item 1A. Risk Factors” in the fiscal year 2011 Annual Report, we are subject to competition and the political environment in the countries where we operate. In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. During fiscal year 2011, in both Nigeria and Australia major clients re-bid contracts that we were incumbents on and awarded these contracts to competitors. The contract in Nigeria provided us with annualized revenue of approximately $42 million and ended in fiscal year 2011. The contract in Australia provided us with annualized revenue of approximately $30 million and ended in May 2011.

Despite the current competitive environments in these markets as well as the regulatory environment in Nigeria, we expect the lost revenue to eventually be offset by new contract awards with other clients and increased ad hoc flying in these regions. However, in order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (i) allowing each of BHNL and PAAN to have more autonomy over its own flight operations, (ii) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), (iii) enabling each of BHNL and PAAN to operate freely in the market place as a completely separate entity, with its own distinct identity, management and workforce; and (iv) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change. However, it is intended that achievement of these objectives should enable us to continue to be a successful and critical part of the Nigerian oil and gas and aviation industries.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Quarter, our primary foreign currency exposure was related to the euro, the British pound sterling and the Australian dollar. For details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Quarterly Report.

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

Results of Operations

The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)

Gross Revenue:
Operating revenue	$286,761	$272,009	$14,752	5.4%
Reimbursable revenue	34,344	20,229	14,115	69.8%

Total gross revenue	321,105	292,238	28,867	9.9%

Operating expense:
Direct cost	196,622	183,164	(13,458)	(7.3)%
Reimbursable expense	33,134	20,178	(12,956)	(64.2)%
Depreciation and amortization	22,708	19,331	(3,377)	(17.5)%
General and administrative	39,645	30,902	(8,743)	(28.3)%

	292,109	253,575	(38,534)	(15.2)%

Gain on disposal of assets	1,416	1,718	(302)	(17.6)%
Earnings from unconsolidated affiliates, net of losses	5,993	(702)	6,695	*

Operating income	36,405	39,679	(3,274)	(8.3)%
Interest expense, net	(8,784)	(10,746)	1,962	18.3%
Other income (expense), net	204	515	(311)	(60.4)%

Income before provision for income taxes	27,825	29,448	(1,623)	(5.5)%
Provision for income taxes	(6,606)	(8,540)	1,934	22.6%

Net income	21,219	20,908	311	1.5%
Net income attributable to noncontrolling interests	(174)	(100)	(74)	(74.0)%

Net income attributable to Bristow Group	$21,045	$20,808	$237	1.1%

Diluted earnings per common share	$0.57	$0.57	$—	—%
Operating margin (1)	12.7%	14.6%	(1.9)%	(13.0)%
Flight hours (2)	54,056	58,849	(4,793)	(8.1)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$58,072	$58,099	$(27)	(0.0)%
Adjusted operating income	34,989	37,961	(2,972)	(7.8)%
Adjusted net income	19,965	19,588	377	1.9%
Adjusted diluted earnings per share	0.54	0.54	—	—%

*	percentage change not meaningful
(1)	Operating margin is calculated as operating income divided by operating revenue.
(2)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.
(3)

These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited for reviewed by our independent auditor. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDA is calculated by taking our income before provision for income taxes and adjusting for interest expense, depreciation and amortization and gain on disposal of assets. Adjusted operating income, adjusted net income and adjusted diluted earnings per share are each adjusted for gain on disposal of assets during the reported periods. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results because they exclude amounts that management does not consider part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Adjusted EBITDA	$58,072	$58,099
Gain on disposal of assets	1,416	1,718
Interest expense	(8,955)	(11,038)
Depreciation and amortization	(22,708)	(19,331)

Income before provision for income taxes	$27,825	$29,448

Adjusted operating income	$34,989	$37,961
Gain on disposal of assets	1,416	1,718

Operating income	$36,405	$39,679

Adjusted net income	$19,965	$19,588
Gain on disposal of assets (1)	1,080	1,220

Net income	$21,045	$20,808

Adjusted earnings per share	$0.54	$0.54
Gain on disposal of assets (1)	0.03	0.03

Earnings per share	$0.57	$0.57

(1)	These amounts are presented after applying the appropriate tax effect to each item and dividing earnings per share by the weighted average shares outstanding during the related period.

Current Quarter Compared to Comparable Quarter

Our results for the Current Quarter included a $28.9 million, or 9.9%, increase in gross revenue over the Comparable Quarter primarily resulting from:

•

A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $18.2 million and represented over 60% of the increase in gross revenue (this primarily benefitted our revenue in Europe and Australia),

•	Increased revenue from the addition of new contracts and improvements in overall flight activity in our Europe, Australia and Other International business units, and

•	Increased reimbursable revenue (primarily in Europe).

This increase was partially offset by:

•

Decreased revenue in North America as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Quarter and reduced activity as a result of the drilling moratorium in the U.S. Gulf of Mexico, and

•	Decreased revenue in West Africa resulting from the loss of a major contract that ended in fiscal year 2011 and to date has only been partially offset by new work.

Despite the improvement in gross revenue, our EBITDA, adjusted operating income, net income and earnings per share decreased from the Comparable Quarter primarily as a result of:

•

An increase in compensation cost for our employees recorded in the Current Quarter, primarily impacting our results at the corporate level and in our Europe business unit. Increased compensation cost represented 88% of the $13.5 million increase in direct cost over the Comparable Quarter and 54% of the $8.7 million increase in general and administrative expense. The following items contributed to the increase:

•

$3.7 million in expense recorded related to our performance cash compensation plan for our senior management that resulted from improved stock price performance and an additional award in June 2011 (minimal cost was recorded related to these plans in the Comparable Quarter),

•	$2.2 million in expense recorded related to stock-based compensation grants to our President and Chief Executive Officer in the Current Quarter as a result of meeting service criteria for retirement,

•	$0.7 million in salary increases for engineers in Norway related to prior periods as a new agreement that included retroactive pay increases was finalized in the Current Quarter, and

•	$0.4 million in salary cost incurred in the Current Quarter to support operations after an aircraft was damaged in a hard landing in the Northern North Sea.

•

A $2.8 million increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report, and

•	A $1.1 million charge recorded in our Australia business unit related to training cost on a new aircraft recently introduced in that market.

These items were partially offset by:

•	A $6.7 million increase in earnings from unconsolidated affiliates, primarily resulting from improved earnings from our investment in Líder Aviação Holding S.A. (“Líder”) in Brazil,

•	A $2.0 million decrease in interest expense, net, and

•	A reduction in our effective income tax rate from 29% in the Comparable Quarter to 24% in the Current Quarter.

As discussed above, an unusual level of cost was incurred in the Current Quarter, which we do not expect to recur in future periods. These costs led to the decrease in EBITDA, adjusted operating income, net income and earnings per share. As a result of an improved outlook for new and expanded business with customers across most of our business units and our expectation that costs will decrease over the remainder of fiscal year 2012, we expect results for the remaining three quarters of fiscal year 2012 to improve over results for the Current Quarter, and, as was the case in fiscal year 2011, we expect the second half of the fiscal year to be stronger than the first half.

The significant impact of changes in foreign currency exchange rates on gross revenue was mostly offset by a similar impact on operating expenses, leading to less of an impact on EBITDA, adjusted operating income, net income and earnings per share. Changes in foreign currency exchange rates increased EBITDA, adjusted operating income, adjusted net income and adjusted earnings per share by $2.8 million, $2.8 million, $2.2 million and $0.06, respectively, compared to the Comparable Quarter. See further discussion of Líder, interest expense, net, and taxes included in “– Business Unit Operating Results – Other International,” “– Business Unit Operating Results – Interest Expense, Net” and “– Business Unit Operating Results – Taxes”, respectively.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$108,288	$85,630	$22,658	26.5%
Reimbursable revenue	$26,250	$16,061	$10,189	63.4%
Earnings from unconsolidated affiliates, net of losses	$2,858	$1,951	$907	46.5%
Operating income	$23,249	$18,299	$4,950	27.1%
Operating margin	21.5%	21.4%	0.1%	0.5%
Flight hours	14,182	12,967	1,215	9.4%

Operating revenue and flight hours for Europe increased primarily as a result of new contracts and increased activity with existing clients. Additionally, changes in exchange rates contributed to $11.5 million of the increase in gross revenue.

Operating income for Europe increased primarily due to new contracts, partially offset by increases in salaries and benefits, maintenance and fuel costs as a result of the increased activity. Additionally, we incurred an additional $1.1 million in salary costs related to engineer retroactive pay increases as we entered into a two-year agreement with the engineers’ union in Norway during the Current Quarter and salary expense incurred to repair an aircraft that had been damaged in a hard landing. Also, depreciation expense and lease costs increased due to addition of aircraft in this market. Operating margin remained mostly flat despite the increase in operating revenue as a result of the additional cost incurred in the Current Quarter, which was partially offset by an increase in earnings from unconsolidated affiliates.

West Africa

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$52,251	$57,650	$(5,399)	(9.4)%
Reimbursable revenue	$2,256	$1,446	$810	56.0%
Operating income	$11,231	$15,636	$(4,405)	(28.2)%
Operating margin	21.5%	27.1%	(5.6)%	(20.7)%
Flight hours	9,629	9,760	(131)	(1.3)%

Operating revenue for West Africa decreased primarily due to the loss of a major contract offset slightly by two new contracts and increased activity on another contract.

The decrease in operating income and operating margin is primarily due to the loss of the major contract in this market during fiscal year 2011. Additionally, operating results were affected by an increase in salaries and benefits, depreciation expense, housing and security expense. These higher costs were partially offset by a decrease in freight charges due to the mobilization of an aircraft to this market in the Comparable Quarter.

On July 14, 2011, a fixed wing aircraft of ours operating in Nigeria was involved in an incident upon landing. The aircraft was damaged, but there were no fatalities or injuries to the passengers or personnel on the ground. The aircraft is insured; however, it is not currently known what affect the loss of this aircraft will have on our results of operations, financial condition or cash flows in future periods.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

North America

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$43,913	$52,082	$(8,169)	(15.7)%
Reimbursable revenue	$329	$729	$(400)	(54.9)%
Operating income	$1,584	$5,308	$(3,724)	(70.2)%
Operating margin	3.6%	10.2%	(6.6)%	(64.7)%
Flight hours	20,434	21,404	(970)	(4.5)%

Operating revenue decreased primarily as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Quarter and reduced activity as a result of impact of the drilling moratorium in the U.S. Gulf of Mexico.

The decrease in operating income and operating margin from the Comparable Quarter is primarily due to the short-term work for BP that was performed during the Comparable Quarter partially offset by a decrease in salaries and benefits, maintenance and depreciation expense during the Current Quarter as a result of the reduced activity.

We cannot predict the full impact of the drilling moratorium on oil and gas exploration or production operations in the U.S. Gulf of Mexico. In addition, we cannot predict how government agencies will respond to the BP oil spill or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico, including the ability to obtain drilling permits, will result in a long-term reduction in activity in this market.

Australia

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$40,920	$33,755	$7,165	21.2%
Reimbursable revenue	$4,493	$1,536	$2,957	192.5%
Operating income	$4,524	$7,952	$(3,428)	(43.1)%
Operating margin	11.1%	23.6%	(12.5)%	(53.0)%
Flight hours	3,382	3,240	142	4.4%

Operating revenue for Australia increased primarily due to a favorable impact of changes in foreign currency exchange rates and new short-term contracts in the Current Quarter partially offset by reduced flying on other contracts.

Operating income and operating margin declined primarily due to an increase in training costs due to the introduction of a new aircraft type into this market, an increase in salaries and benefits due to annual salary increases and an increase in depreciation and amortization expense. Additionally, operating margin was affected by the significant favorable impact of changes in foreign currency exchange rates on operating revenue. Excluding the impact of changes in foreign currency exchange rates, operating margin for the Current Quarter would have been 12.2%.

Other International

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$34,549	$32,622	$1,927	5.9%
Reimbursable revenue	$918	$197	$721	366.0%
Operating income	$11,910	$2,265	$9,645	425.8%
Earnings from unconsolidated affiliates, net of losses	$3,135	$(2,597)	$5,732	220.7%
Operating margin	34.5%	6.9%	27.6%	400.0%
Flight hours	6,429	11,478	(5,049)	(44.0)%

Operating revenue for Other International increased due to an increase in revenue in Suriname (entry into this market), Brazil (increase in aircraft in country and activity), Ghana (new contract), Trinidad (new contract) and Russia (increased activity), partially offset by a decrease in Mexico (due to no longer providing maintenance and support to Heliservicio) and Libya (operations ceased).

Operating income and operating margin increased primarily due to an increase in earnings from unconsolidated affiliates, net of losses, and increased activity in Brazil, Trinidad and Suriname.

Earnings from unconsolidated affiliates, net of losses increased primarily due a loss from our investment in Líder of $2.0 million during the Comparable Quarter compared to earnings from Líder of $2.7 million in the Current Quarter.

On January 14, 2011, we entered into an Equity Agreement with CICSA and RFS, the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, as we had impaired our investment in Heliservicio as of March 31, 2011 we will recognize no gain or loss on this transaction during the three months ended September 30, 2011. We acquired the remaining 1% interest in RLR for $0.3 million.

We will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements. While we expect to realize less revenue from Mexico under these new agreements, our operating income and margin contribution from Mexico should remain unchanged or improve in future periods. As of June 30, 2011, we had approximately $22.0 million of inventory that had previously supported the fleet of aircraft operated by Heliservicio in Mexico, of which approximately $9.4 million was in Mexico with the remainder at our maintenance facilities in the U.S. We sold $9.0 million of the inventory in Mexico to Heliservicio on July 15, 2011 for $8.0 million, which resulted in a loss of $1.0 million. Despite this transaction closing subsequent to June 30, 2011, this loss was recorded as a reduction in gain on disposal of assets during the Current Quarter. We expect to recover the value of the remaining inventory either through consumption elsewhere in the Bristow Group fleet, in support of other operator’s fleets or through sale of the inventory to third parties.

Corporate and Other

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$6,847	$10,582	$(3,735)	(35.3)%
Reimbursable revenue	$98	$260	$(162)	(62.3)%
Earnings from unconsolidated affiliates, net of losses	$—	$(56)	$56	(100.0)%
Operating loss	$(17,509)	$(11,499)	$(6,010)	(52.3)%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue decreased primarily due to a decrease in revenue at Bristow Academy of $3.0 million as a result of a decrease in military and self-funded student training activity.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Corporate operating expense increased due to an increase in incentive compensation and professional fees during the Current Quarter. During the Current Quarter, we recorded $3.7 million in expense recorded related to our performance cash compensation plan for our senior management that resulted from improved stock price performance and an additional award in June 2011 (minimal cost was recorded related to these plans in the Comparable Quarter). Additionally, during the Current Quarter we recorded $2.2 million in expense recorded related to stock-based compensation grants to our President and Chief Executive Officer in the Current Quarter as a result of meeting service criteria for retirement. The increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report. These increases were partially offset by a decrease in lease costs and salaries and benefits at Bristow Academy. We closed our Bristow Academy campus in Concord, California effective July 15, 2011.

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting, which can result in volatility in earnings. The liability recorded for these awards as of June 30 and March 31, 2011 was $5.3 million and $1.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the Current Quarter is recognized as compensation expense and primarily resulted from an increase in the fair value of the awards driven by superior stock price performance compared to the peer group during the quarter as well as a new award in June 2011. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Interest Expense, Net

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$171	$292	$(121)	(41.4)%
Interest expense	(9,212)	(11,507)	2,295	19.9%
Amortization of debt discount	(822)	(776)	(46)	(5.9)%
Amortization of debt fees	(422)	(496)	74	14.9%
Capitalized interest	1,501	1,741	(240)	(13.8)%

Interest expense, net	$(8,784)	$(10,746)	$1,962	18.3%

Interest expense, net decreased primarily due to the early redemption of the 6 1/8% Senior Notes due 2013 in December 2010, partially offset by a decrease in capitalized interest resulting from our lower overall borrowing rate.

Other Income (Expense), Net

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$190	$(63)	$253	*
Other	14	578	(564)	(97.6)%

Other income (expense), net	$204	$515	$(311)	(60.4)%

*	percentage change not meaningful

Other income (expense), net includes gains on sales of two joint ventures during the Comparable Quarter.

Taxes

	Three Months Ended June 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	23.7%	29.0%	5.3%	18.3%
Net foreign tax on non-U.S. earnings	$2,604	$2,726	$122	4.5%
Benefit of foreign earnings indefinitely reinvested abroad	(7,495)	(4,807)	2,688	55.9%
Expense from change in tax contingency	692	344	(348)	(101.2)%

Our effective tax rate for the Current Quarter reflects the tax implications of the implementation of a restructuring that more closely aligns our legal structure with our global operational structure. As a result of this restructuring, which was effective November 1, 2010, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $52.9 million during the Current Quarter compared to $25.7 million during the Comparable Quarter. Changes in non-cash working capital generated $3.9 million in cash flows from operating activities for the Current Quarter and used $20.1 million in the Comparable Quarter.

Investing Activities

Cash flows used in investing activities were $71.4 million and $23.2 million for the Current Quarter and Comparable Quarter, respectively. Cash was used for capital expenditures as follows:

	Three Months Ended June 30,
	2011	2010
Number of aircraft delivered:
Medium	—	1
Large	2	—

Total aircraft	2	1

Capital expenditures (in thousands):
Aircraft and related equipment	$69,485	$28,593
Other	2,750	915

Total capital expenditures	$72,235	$29,508

In addition to these capital expenditures, investing cash flows were impacted by aircraft and joint venture sales. During the Current Quarter, we received $0.8 million proceeds from the disposal of two aircraft and certain other equipment, which together resulted in a net gain of $0.2 million. Also, during the Current Quarter we finalized the sale of an aircraft and inventory for which we received a deposit in the fiscal year 2011 resulting in a gain of $1.4 million. During the Comparable Quarter, we received proceeds of $4.0 million primarily from the disposal of five aircraft and certain other equipment, which together resulted in a net gain of $1.7 million and we received a $1.0 million deposit for an aircraft that was held for sale. Also, during the Comparable Quarter we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.

Financing Activities

Cash flows generated from financing activities was $19.6 million during the Current Quarter compared to $5.2 million used in financing activities during the Comparable Quarter. During the Current Quarter, we received $55.0 million for borrowings on our Revolving Credit Facility, received $1.2 million for Common Stock issued upon exercise of stock options and used $31.3 million for the repayment of debt. Additionally, we paid a dividend on our Common Stock totaling $5.4 million. During the Comparable Quarter, cash was used for the repayment of debt totaling $6.8 million and distribution to noncontrolling interest owners of $0.6 million. Additionally, during the Comparable Quarter our fully consolidated subsidiary, Aviashelf Aviation Co., received $2.0 million in borrowings.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of June 30, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2011 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Nine Months Ending March 31, 2012	Fiscal Year Ending March 31,
	Total		2013 - 2014	2015 - 2016	2017 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$746,942	$7,773	$43,256	$168,045	$527,868	$—
Interest	305,092	35,959	76,223	70,963	121,947	—
Aircraft operating leases (2)	98,884	11,608	30,956	22,136	34,184	—
Other operating leases (3)	71,033	8,120	13,715	10,012	39,186	—
Pension obligations (4)	155,140	18,828	45,852	47,449	43,011	—
Aircraft purchase obligations (5)	198,166	126,168	71,998	—	—	—
Other purchase obligations (6)	22,929	22,725	204	—	—	—
Tax reserve (7)	12,405	—	—	—	—	12,405

Total contractual cash obligations	$1,610,591	$231,181	$282,204	$318,605	$766,196	$12,405

Other commercial commitments:
Debt guarantees (8)	$16,056	$16,056	$—	$—	$—	$—
Letters of credit	1,809	1,070	739	—	—	—
Contingent consideration (9)	36,125	36,125	—	—	—	—
Other commitments (10)	65,224	19,224	—	46,000	—	—

Total commercial commitments	$119,214	$72,475	$739	$46,000	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.4 million and unamortized discount on the 3% Convertible Senior Notes of $15.0 million.
(2)

Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023. For further details, see Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2011 Annual Report.

(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of June 30, 2011, we had recorded on our balance sheet a $98.1 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

(5)	For further details on our aircraft purchase obligations, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
(6)	Other purchase obligations primarily represent unfilled purchase orders for aircraft parts, commitments associated with upgrading facilities at our bases.
(7)

Represents gross unrecognized tax benefits (see discussion in Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report) that may result in cash payments being made to certain tax authorities. We are not able to reasonably estimate in which future periods this amount will ultimately be settled and paid.

(8)	We have guaranteed the repayment of up to £10 million ($16.1 million) of the debt of FBS Limited, an unconsolidated affiliate.
(9)

The Líder purchase agreement includes incremental and cumulative earn-out payments based upon the achievement of growth targets over the three-year periods ending December 31, 2011. Based on Líder’s audited results for the years ended December 31, 2010 and 2009, $17.0 million in earn-out payments was not earned, leaving maximum total earn-out payments of $36.1 million. See Note 2 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2011 Annual Report for discussion of the Líder acquisition.

(10)

In connection with the Bristow Norway acquisition (see “Part I. Item I. Business — Overview” included in the fiscal year 2011 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and one option expired. The remaining aircraft leases expire in August 2011 and June 2014.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Quarter. Also in fiscal year 2012, we expect to invest approximately $45 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through June 30, 2011, we had incurred $10.2 million towards these projects.

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

We expect that our total liquidity as of March 31, 2011 of $236.4 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $198.2 million as of June 30, 2011. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating and capital leases, b) export credit agency-supported financings, c) bank debt and d) private and public debt and/or equity placements.

Critical Accounting Policies and Estimates

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the fiscal year 2011 Annual Report for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the fiscal year 2011 Annual Report.

Recent Accounting Pronouncements

See Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the fiscal year 2011 Annual Report and Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” in the fiscal year 2011 Annual Report. Developments in these previously reported matters are described in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended June 30, 2011 in our “Risk Factors” as discussed in our fiscal year 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2011 – April 30, 2011	57	$48.03	—	$—
May 1, 2011 – May 31, 2011	1,667	44.03	—	—
June 1, 2011 – June 30, 2011	66,107	44.03	—	—

(1)

The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units and awards granted to an employee under our 2004 and 2007 Stock Incentive Plans.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1†	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.2†	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.3†	Form of Performance Cash Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.4†	Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.5†	Form of Outside Director Restricted Cash Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2011).

15.1*	Letter from KPMG LLP dated August 8, 2011, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
±	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

August 8, 2011

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1†	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.2†	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.3†	Form of Performance Cash Award Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.4†	Bristow Group Inc. Fiscal Year 2012 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 14, 2011).

10.5†	Form of Outside Director Restricted Cash Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2011).

15.1*	Letter from KPMG LLP dated August 8, 2011, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
±	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.