Form 10-Q
period 2011-09-30
Bristow Group Inc
filed 2011-11-07
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of November 1, 2011.

36,161,521 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.

INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

Gross revenue:
Operating revenue from non-affiliates	$288,780	$270,053	$565,809	$524,647
Operating revenue from affiliates	8,276	16,484	18,008	33,899
Reimbursable revenue from non-affiliates	33,673	25,933	67,974	45,996
Reimbursable revenue from affiliates	263	89	306	255

	330,992	312,559	652,097	604,797

Operating expense:
Direct cost	203,635	189,110	400,257	372,274
Reimbursable expense	32,770	25,020	65,904	45,198
Impairment of inventories	24,610	—	24,610	—
Depreciation and amortization	25,431	20,968	48,139	40,299
General and administrative	29,303	30,515	68,948	61,417

	315,749	265,613	607,858	519,188

Gain (loss) on disposal of assets	(1,611)	1,897	(195)	3,615
Earnings from unconsolidated affiliates, net of losses	(4,037)	4,716	1,956	4,014

Operating income	9,595	53,559	46,000	93,238

Interest income	153	168	324	460
Interest expense	(9,459)	(11,452)	(18,414)	(22,490)
Other income (expense), net	727	(111)	931	404

Income before benefit (provision) for income taxes	1,016	42,164	28,841	71,612
Benefit (provision) for income taxes	1,945	(3,316)	(4,661)	(11,856)

Net income	2,961	38,848	24,180	59,756
Net income attributable to noncontrolling interests	(250)	32	(424)	(68)

Net income attributable to Bristow Group	$2,711	$38,880	$23,756	$59,688

Earnings per common share:
Basic	$0.07	$1.07	$0.66	$1.66

Diluted	$0.07	$1.06	$0.65	$1.63

Cash dividends declared per common share	$0.15	$—	$0.30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$140,279	$116,361
Accounts receivable from non-affiliates	259,204	247,135
Accounts receivable from affiliates	8,400	15,384
Inventories	157,266	196,207
Assets held for sale	31,642	31,556
Prepaid expenses and other current assets	14,431	22,118

Total current assets	611,222	628,761
Investment in unconsolidated affiliates	202,437	208,634
Property and equipment – at cost:
Land and buildings	77,701	98,054
Aircraft and equipment	2,210,853	2,116,259

	2,288,554	2,214,313
Less – Accumulated depreciation and amortization	(465,235)	(446,431)

	1,823,319	1,767,882
Goodwill	29,247	32,047
Other assets	34,193	38,030

Total assets	$2,700,418	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$47,008	$56,972
Accrued wages, benefits and related taxes	34,831	34,538
Income taxes payable	14,356	15,557
Other accrued taxes	5,276	4,048
Deferred revenue	11,560	9,613
Accrued maintenance and repairs	13,942	16,269
Accrued interest	2,268	2,279
Other accrued liabilities	19,689	19,613
Deferred taxes	7,020	12,176
Short-term borrowings and current maturities of long-term debt	13,273	8,979

Total current liabilities	169,223	180,044
Long-term debt, less current maturities	751,087	698,482
Accrued pension liabilities	97,237	99,645
Other liabilities and deferred credits	13,398	30,109
Deferred taxes	144,621	148,299
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 36,160,047 as of September 30 and 36,311,143 as of March 31 (exclusive of 1,291,325 treasury shares)	362	363
Additional paid-in capital	696,268	689,795
Retained earnings	964,444	951,660
Accumulated other comprehensive loss	(143,627)	(130,117)

Total Bristow Group Inc. stockholders’ investment	1,517,447	1,511,701
Noncontrolling interests	7,405	7,074

Total stockholders’ investment	1,524,852	1,518,775

Total liabilities and stockholders’ investment	$2,700,418	$2,675,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$24,180	$59,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,139	40,299
Deferred income taxes	(10,237)	4,385
Discount amortization on long-term debt	1,666	1,565
(Gain) loss on disposal of assets	195	(3,615)
Impairment of inventories	24,610	—
Gain on sale of joint ventures	—	(572)
Stock-based compensation	7,480	8,019
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	5,285	(890)
Tax benefit related to stock-based compensation	(109)	(179)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,352)	(24,940)
Inventories	7,916	(3,000)
Prepaid expenses and other assets	3,297	(14,363)
Accounts payable	5,382	9,774
Accrued liabilities	4,863	(2,917)
Other liabilities and deferred credits	678	(4,138)

Net cash provided by operating activities	116,993	69,184

Cash flows from investing activities:
Capital expenditures	(149,262)	(63,943)
Deposits on assets held for sale	—	1,000
Proceeds from sale of joint ventures	—	1,291
Proceeds from asset dispositions	12,040	17,178

Net cash used in investing activities	(137,222)	(44,474)

Cash flows from financing activities:
Proceeds from borrowings	88,493	10,012
Repayment of debt and debt redemption premiums	(32,518)	(7,630)
Distributions to noncontrolling interest owners	—	(637)
Partial prepayment of put/call obligation	(31)	(28)
Acquisition of noncontrolling interests	(262)	(800)
Common stock dividends paid	(10,833)	—
Issuance of common stock	1,629	111
Tax benefit related to stock-based compensation	109	179

Net cash provided by financing activities	46,587	1,207
Effect of exchange rate changes on cash and cash equivalents	(2,440)	4,791

Net increase in cash and cash equivalents	23,918	30,708
Cash and cash equivalents at beginning of period	116,361	77,793

Cash and cash equivalents at end of period	$140,279	$108,501

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,937	$22,856
Income taxes	$9,171	$7,559

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2011, the consolidated results of operations for the three and six months ended September 30, 2011 and 2010, and the consolidated cash flows for the six months ended September 30, 2011 and 2010.

Certain balance sheet amounts as of March 31, 2011 have been reclassified to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency

During the three and six months ended September 30, 2011 and 2010, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
One British pound sterling into U.S. dollars
High	1.66	1.60	1.66	1.60
Average	1.61	1.55	1.62	1.52
Low	1.53	1.51	1.53	1.43
At period-end	1.56	1.58	1.56	1.58
One euro into U.S. dollars
High	1.45	1.37	1.49	1.37
Average	1.41	1.29	1.42	1.28
Low	1.34	1.25	1.34	1.19
At period-end	1.34	1.37	1.34	1.37
One Australian dollar into U.S. dollars
High	1.10	0.97	1.10	0.97
Average	1.05	0.91	1.06	0.89
Low	0.97	0.84	0.97	0.81
At period-end	0.97	0.97	0.97	0.97
One Nigerian naira into U.S. dollars
High	0.0068	0.0068	0.0068	0.0070
Average	0.0066	0.0067	0.0065	0.0067
Low	0.0063	0.0065	0.0063	0.0065
At period-end	0.0064	0.0066	0.0064	0.0066

Source: Bank of England and Oanda.com

We estimate that the fluctuation of these currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011
Revenue	$11,166	$29,334
Operating expense	(9,810)	(25,446)
Earnings from unconsolidated affiliates, net of losses	(7,572)	(7,550)
Non-operating expense	(1,321)	(1,068)

Income before provision for income taxes	(7,537)	(4,730)
Provision for income taxes	1,209	542

Net income	(6,328)	(4,188)
Cumulative translation adjustment	(12,145)	(11,360)

Total stockholders’ investment	$(18,473)	$(15,548)

Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction gains (losses) of $(0.1) million and $0.2 million for the three and six months ended September 30, 2011, respectively, and $(0.1) million and $(0.2) million for the three and six months ended September 30, 2010, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended September 30, 2011 and 2010, earnings from unconsolidated affiliates, net of losses, were decreased by $7.5 million and increased by $0.1 million, respectively, and during the six months ended September 30, 2011 and 2010, earnings from unconsolidated affiliates were decreased by $8.1 million and $0.5 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily our affiliate in Brazil.

Other Income (Expense), Net

In addition to the foreign currency items discussed above, other income (expense), net also includes gains on sales of two joint ventures of $0.6 million during the six months ended September 30, 2010.

Accounts Receivable

As of September 30 and March 31, 2011, the allowance for doubtful accounts for non-affiliates was $0.1 million. As of September 30 and March 31, 2011, the allowance for doubtful accounts for affiliates was zero.

Inventories

During the three and six months ended September 30, 2011, we recorded an impairment charge of $24.6 million to write-down certain spare parts within inventories to lower of cost or market. This impairment charge resulted from the identification of $48.8 million of inventory that is dormant, obsolete or excess based on a review of our future inventory needs completed during the three months ended September 30, 2011. This inventory review was driven by changes made in the three months ended September 30, 2011 to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand for our aircraft to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which we will position Bristow as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand for our older aircraft has accelerated over the last few quarters as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. This impairment charge is included on a separate line within operating expense on the condensed consolidated statements of income.

Additionally, during the six months ended September 30, 2011, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded as a reduction in gain (loss) on disposal of assets on the condensed consolidated statement of income.

Property and Equipment

During the three and six months ended September 30, 2011, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statement of income. We expect to incur approximately $0.1 million during the three months ended December 31, 2011 related to lease termination costs at this location. Additionally, we recorded an impairment charge of $0.4 million to reduce the carrying value of three aircraft held for sale during the three and six months ended September 30, 2011. This impairment charge is included as a reduction in gain on disposal of assets on the condensed consolidated statement of income. Also, during the three months ended September 30, 2011, we recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included as a reduction in gain (loss) on disposal of assets in our condensed consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides a uniform framework for fair value measurements and related disclosures between U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This pronouncement does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The provisions for this pronouncement are effective for interim and annual periods beginning on or after December 15, 2011. We will adopt this pronouncement beginning January 1, 2012.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning April 1, 2012.

In September 2011, the FASB amended the accounting guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for our fiscal year ending March 31, 2013, with early adoption permitted. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

Note 2 — ACQUISITION AND DISPOSITION

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio Campeche S.A. de C.V. (“Heliservicio”) and the owner of the other 1% of Rotorwing Leasing Resources, L.L.C. (“RLR”), respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, as we had impaired our investment in Heliservicio as of March 31, 2011 we recognized no gain or loss on this transaction during the three months ended September 30, 2011. We acquired the remaining 1% interest in RLR for $0.3 million.

We will continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES

A Variable Interest Entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate the VIE.

As of September 30, 2011, we had interests in three VIEs of which we are the primary beneficiary, which are described below.

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

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($141.8 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $908.2 million as of September 30, 2011.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of September 30, 2011) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3%

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	September 30, 2011	March 31, 2011
Assets
Cash and cash equivalents	$39,362	$29,840
Accounts receivable	201,030	190,896
Inventories	93,902	108,586
Prepaid expenses and other current assets	65,478	50,296

Total current assets	399,772	379,618
Investment in unconsolidated affiliates	12,686	12,344
Property and equipment, net	184,505	221,274
Goodwill	13,167	15,915
Other assets	8,156	9,794

Total assets	$618,286	$638,945

Liabilities
Accounts payable	$107,258	$72,140
Accrued liabilities	966,200	902,570
Deferred taxes	9,437	9,816
Short-term borrowings and current maturities of long-term debt	1,982	2,724

Total current liabilities	1,084,877	987,250
Long-term debt, less current maturities	150,801	156,080
Accrued pension liabilities	97,237	99,645
Other liabilities and deferred credits	1,252	13,043
Deferred taxes	9,122	16,334

Total liabilities	$1,343,289	$1,272,352

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue	$252,292	$223,609	$497,618	$427,827
Operating income (loss)	(18,387)	10,544	(16,515)	18,133
Net loss	52,085	21,875	82,722	41,468

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

The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of PAAN, setting of operating and capital budgets and strategic decisions regarding the potential expansion of PAAN’s operations. Throughout the history of the PAAN, our representation on the board and our secondment to PAAN of its managing director has enabled us to direct the key operational decisions of PAAN (without objection from the other board members). We have also historically provided subordinated financial support to PAAN and will need to continue to do so unless and until PAAN acquires sufficient equity to permit itself to finance its activities without that additional support from us. As we have the power to direct the most significant activities affecting the economic performance and ongoing success of PAAN and hold a variable interest in the form of our equity investment and working capital infusions, we consolidate PAAN as the primary beneficiary. However, as long as we own a majority interest in PAAN, the separate presentation of financial information in a tabular format for PAAN is not required.

Note 4 — DEBT

Debt as of September 30 and March 31, 2011 consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
7 1/2% Senior Notes due 2017, including $0.4 million of unamortized premium	$350,378	$350,410
Term Loan	200,000	200,000
Revolving Credit Facility	87,800	30,000
3% Convertible Senior Notes due 2038, including $14.1 million and $15.8 million of unamortized discount, respectively	100,885	99,219
Bristow Norway Debt	10,207	11,454
RLR Note	14,283	14,900
Other debt	807	1,478

Total debt	764,360	707,461
Less short-term borrowings and current maturities of long-term debt	(13,273)	(8,979)

Total long-term debt	$751,087	$698,482

During fiscal year 2012, we made payments of $30.0 million to paydown our initial borrowing under the Revolving Credit Facility. Additionally, we have received proceeds from new borrowings under the Revolving Credit Facility of $87.8 million primarily for aircraft purchase payments. For further details on the Revolving Credit Facility, see Note 5 to the fiscal year 2011 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	September 30, 2011	March 31, 2011
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(14,115)	(15,781)

Debt component – net carrying value	$100,885	$99,219

The remaining debt discount is being amortized into interest expense over the expected four year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three and six months ended September 30, 2011 and 2010 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and six months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Contractual coupon interest	$863	$863	$1,726	$1,726
Amortization of debt discount	844	789	1,666	1,565

Total interest expense	$1,707	$1,652	$3,392	$3,291

Note 5 — FAIR VALUE DISCLOSURES

Assets and liabilities subject to fair value measurement are categorized into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

•	Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Non-recurring Fair Value Measurements

The majority of our non-financial assets, which include inventories, property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and deemed to be impaired, the impaired non-financial asset is recorded as its fair value. We had no impaired assets during the three and six months ended September 30, 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the assets as of September 30, 2011, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011	Total Gain (Loss) for the Three and Six Months Ended September 30, 2011
Inventories	$—	$48,801	$—	$48,801	$(24,610)
Assets held for sale	649	—	—	649	(400)

Total assets	$649	$48,801	$—	$49,450	$(25,010)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The fair value of the assets held for sale is the sales price of these aircraft which are Level 1.

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of September 30, 2011, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011	Balance Sheet Classification
Rabbi Trust investments	3,088	—	—	3,088	Other assets

Total assets	$3,088	$—	$—	$3,088

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,378	$357,000	$350,410	$367,500
Term Loan	200,000	200,000	200,000	200,000
Revolving Credit Facility	87,800	87,800	30,000	30,000
3% Convertible Senior Notes	100,885	113,419	99,219	114,929
Other	25,297	25,297	27,832	27,832

	$764,360	$783,516	$707,461	$740,261

Other

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

We entered into forward contracts during the three months ended June 30, 2011 and fiscal year 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which have been designated as cash flow hedges for accounting purposes. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of September 30, 2011, we had no open forward contracts. As of March 31, 2011, the fair value of these contracts was an asset of $3.3 million and is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three or six months ended September 30, 2011 and 2010.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the three months ended September 30, 2011 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(1,653)	Other income (expense), net	$—	Other income (expense), net	$—

	$(1,653)		$—		$—

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the six months ended September 30, 2011 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(2,150)	Other income (expense), net	$—	Other income (expense), net	$—

	$(2,150)		$—		$—

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the three and six September 30, 2010 is as follows (in thousands):

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

Note 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of September 30, 2011, we had 10 aircraft on order and options to acquire an additional 37 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Six Months Ending	Fiscal Year Ending March 31,
	March 31, 2012	2013	2014	2015	2016 and thereafter	Total
Commitments as of September 30, 2011:
Number of aircraft:
Large (1)(2)(3)	4	6	—	—	—	10

	4	6	—	—	—	10

Related expenditures (in thousands) (4)	$119,894	$72,061	$—	$—	$—	$191,955

Options as of September 30, 2011:
Number of aircraft:
Medium	—	2	4	6	—	12
Large	—	3	7	4	11	25

	—	5	11	10	11	37

Related expenditures (in thousands) (4)	$62,939	$190,158	$239,964	$189,251	$268,942	$951,254

(1)	Signed client contracts are currently in place for 6 of these aircraft.
(2)	Includes 4 aircraft with delivery dates in fiscal year 2013 that are cancellable until November 15, 2011 with penalties of $0.8 million each.
(3)	Subsequent to September 30, 2011, we entered into agreements to purchase or lease 8 new technology large aircraft for approximately $144 million that are not reflected in the table above.
(4)	Includes progress payments on aircraft scheduled to be delivered in future periods.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following chart presents an analysis of our aircraft orders and options during fiscal year 2012:

	Three Months Ended
	September 30, 2011		June 30, 2011
	Orders	Options	Orders	Options
Beginning of period	11	39	6	31
Aircraft delivered	(3)	—	(2)	—
Aircraft ordered	2	—	3	—
New options	—	—	—	19
Exercised options	—	3	4	(4)
Expired options	—	(5)	—	(7)

End of period	10	37	11	39

Employee Agreements — Approximately 52% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 8.8%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

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

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery. We and the other defendants again filed motions to dismiss the lawsuit which were granted. The plaintiff has since appealed the judgment in the United States Court of Appeals for the Third Circuit. We intend to file a response in the near future and continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

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

Guarantees — We have guaranteed the repayment of up to £10 million ($15.6 million) of the debt of FBS Limited, an unconsolidated affiliate, which expires December 31, 2012. See discussion of this commitment in Note 3 to our fiscal year 2011 Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.

We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

Note 8 — TAXES

Our income tax decreased from a provision of $3.3 million and $11.9 million for the three and six months ended September 30, 2010, respectively, to a benefit of $1.9 million and a provision of $4.7 million for the three and six months ended September 30, 2011, respectively. The three and six months ended September 30, 2011 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction of 2% in the United Kingdom effective April 1, 2012. The valuation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the three months ended September 30, 2011. In addition, we continue to benefit from our global legal structure that more closely aligns with our global operational structure. As a result of this restructuring, most U.S. tax on offshore profits will be deferred until the profits are repatriated.

Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

During the three months ended September 30, 2011 and 2010, we accrued tax contingency related items totaling $0.7 million and $1.3 million, respectively. During the six months ended September 30, 2011 and 2010, we accrued tax contingency related items totaling $1.3 million and $1.6 million, respectively.

As of September 30, 2011, there were $13.3 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. For the three months ended September 30, 2011 and 2010, we accrued interest and penalties of $0.2 million and $0.2 million, respectively, and for the six months ended September 30, 2011 and 2010, we accrued interest and penalties of $0.3 million and $0.3 million, respectively, in connection with uncertain tax positions.

Note 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Service cost for benefits earned during the period	$1,614	$1,334	$3,248	$2,612
Interest cost on pension benefit obligation	7,122	6,658	14,334	13,040
Expected return on assets	(7,397)	(6,682)	(14,886)	(13,087)
Amortization of unrecognized losses	1,360	1,305	2,737	2,557

Net periodic pension cost	$2,699	$2,615	$5,433	$5,122

We pre-funded our contributions of $16.0 million to our U.K. Staff pension plan for fiscal year 2012 in the last quarter of fiscal year 2011. The current estimate of our cash contributions to our Norwegian pension plan and U.K. expatriate plan for fiscal year 2012 are $6.0 million and $1.6 million, respectively, of which $4.0 million and $1.4 million, respectively, were paid during the six months ended September 30, 2011.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Incentive Compensation

Stock–based compensation awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). A maximum of 2,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2011, 823,940 shares remained available for grant under the 2007 Plan.

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2011 Financial Statements.

Stock-based compensation expense, which includes stock options, restricted stock units and restricted stock, totaled $2.3 million and $4.3 million for the three months ended September 30, 2011 and 2010, respectively, and totaled $7.5 million and $8.0 million for the six months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense has been allocated to our various business units.

During the six months ended September 30, 2011, we awarded 183,384 shares of restricted stock at an average grant date fair value of $44.13 per share, which includes 18,199 shares granted to non-employee members of our board of directors. We account for awards to our non-employee directors similar to awards to employees and recognize compensation expense equal to the fair value of the awards granted over a six month vesting period. Also during the six months ended September 30, 2011, 259,521 stock options were granted to employees. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the six months ended September 30, 2011:

Risk free interest rate	1.52%
Expected life (years)	6
Volatility	47.05%
Dividend yield	1.37%
Weighted average exercise price of options granted	$43.79 per option
Weighted average grant-date fair value of options granted	$17.32 per option

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of September 30 and March 31, 2011 was $4.7 million and $1.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the six months ended September 30, 2011 is recognized as compensation expense and primarily resulted from an increase in the fair value of the awards driven by superior stock price performance compared to the peer group during the period as well as a new award in June 2011. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact operating results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Compensation expense (benefit) recorded related to the performance cash awards during the three months ended September 30, 2011 and 2010 was $(0.6) million and $0.3 million, respectively, and six months ended September 30, 2011 and 2010 was $3.0 million and $0.3 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 10 — COMPREHENSIVE INCOME, DIVIDENDS, SHARE REPURCHASES AND EARNINGS PER SHARE

Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,961	$38,848	$24,180	$59,756
Other comprehensive income (loss):
Currency translation adjustments	(12,145)	19,815	(11,360)	9,828
Unrealized gain (loss) on cash flow hedges	(1,653)	860	(2,150)	860

Total comprehensive income (loss)	$(10,837)	$59,523	$10,670	$70,444

Dividends

On May 4 and August 3, 2011, our board of directors declared dividends of $0.15 per share of Common Stock. The dividends of $5.4 million each were paid on June 10 and September 12, 2011 to shareholders of record on May 20 and August 15, 2011, respectively. On November 2, 2011, the board of directors approved another dividend of $0.15 per share of Common Stock, payable on December 12, 2011 to shareholders of record on November 18, 2011. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Share Repurchases

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock over the next 12 months. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Options:
Outstanding	528,501	544,615	531,679	437,122
Weighted average exercise price	$36.85	$31.49	$36.81	$32.90
Restricted stock units:
Outstanding	83,925	213,980	83,937	219,651
Weighted average price	$46.70	$40.08	$46.70	$40.02
Restricted stock awards:
Outstanding	—	—	—	—
Weighted average price	$—	$—	$—	$—

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$2,711	$38,880	$23,756	$59,688
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—

Income available to common stockholders – diluted	$2,711	$38,880	$23,756	$59,688

Shares:
Weighted average number of common shares outstanding – basic	36,157,917	36,174,615	36,165,247	35,975,141
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	614,191	546,758	659,893	550,682

Weighted average number of common shares outstanding – diluted	36,772,108	36,721,373	36,825,140	36,525,823

Basic earnings per common share	$0.07	$1.07	$0.66	$1.66

Diluted earnings per common share	$0.07	$1.06	$0.65	$1.63

(1)

Diluted earnings per common share for the three and six months ended September 30, 2011 and 2010 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. The initial base conversion price of the notes is approximately $77.34, based on the initial base conversion rate of 12.9307 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). The payment of the $0.15 per share dividend payable on December 12, 2011 to holders of record as of November 18, 2011 may result in an adjustment to the initial base conversion rate. In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for three and six months ended September 30, 2011 and 2010 as our stock price did not meet or exceed $77.34 per share.

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

The following shows reportable segment information for the three and six months ended September 30, 2011 and 2010 and as of September 30 and March 31, 2011, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Segment gross revenue from external clients:
Europe	$140,244	$117,243	$274,524	$218,764
West Africa	64,041	58,110	118,548	117,206
North America	47,794	55,246	91,961	108,009
Australia	33,323	37,364	78,618	72,655
Other International	36,147	36,295	71,614	69,114
Corporate and other	9,443	8,301	16,832	19,049

Total segment gross revenue	$330,992	$312,559	$652,097	$604,797

Intrasegment gross revenue:
Europe	$(23)	$352	$235	$522
West Africa	—	—	—	—
North America	463	35	538	83
Australia	117	—	235	—
Other International	—	—	—	—
Corporate and other	120	120	(324)	214

Total intrasegment gross revenue	$677	$507	$684	$819

Consolidated gross revenue reconciliation:
Europe	$140,221	$117,595	$274,759	$219,286
West Africa	64,041	58,110	118,548	117,206
North America	48,257	55,281	92,499	108,092
Australia	33,440	37,364	78,853	72,655
Other International	36,147	36,295	71,614	69,114
Corporate and other	9,563	8,421	16,508	19,263
Intrasegment eliminations	(677)	(507)	(684)	(819)

Total consolidated gross revenue	$330,992	$312,559	$652,097	$604,797

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$2,466	$2,789	$5,324	$4,740
Other International	(6,510)	1,927	(3,375)	(670)
Corporate and other	7	—	7	(56)

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(4,037)	$4,716	$1,956	$4,014

Consolidated operating income (loss) reconciliation:
Europe	$23,586	$21,612	$46,835	$39,911
West Africa	16,120	17,158	27,351	32,794
North America	2,571	8,904	4,155	14,212
Australia	576	6,094	5,100	14,046
Other International	2,089	11,102	13,999	13,367
Corporate and other	(33,736)	(13,208)	(51,245)	(24,707)
Gain (loss) on disposal of assets	(1,611)	1,897	(195)	3,615

Total consolidated operating income	$9,595	$53,559	$46,000	$93,238

Depreciation and amortization:
Europe	$8,015	$7,054	$15,922	$12,207
West Africa	3,244	3,801	6,514	8,576
North America	5,947	2,737	9,634	5,445
Australia	2,816	2,704	5,938	5,357
Other International	4,070	3,114	8,033	6,277
Corporate and other	1,339	1,558	2,098	2,437

Total depreciation and amortization	$25,431	$20,968	$48,139	$40,299

	September 30, 2011	March 31, 2011
Identifiable assets:
Europe	$848,354	$856,448
West Africa	385,831	354,154
North America	278,371	302,081
Australia	290,694	288,036
Other International	619,074	602,243
Corporate and other	278,094	272,392

Total identifiable assets (1)	$2,700,418	$2,675,354

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	September 30, 2011	March 31, 2011
Investments in unconsolidated affiliates – equity method investments:
Europe	$11,807	$11,508
Other International	183,810	190,736

Total investments in unconsolidated affiliates – equity method investments	$195,617	$202,244

(1)

Includes $124.9 million and $112.4 million, respectively of construction in progress within property and equipment on our condensed consolidated balance sheets as of September 30 and March 31, 2011, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

Note 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 1/2% Senior Notes due 2017, the 6 1/8% Senior Notes due 2013, which we redeemed on December 23, 2010, and the 3% Convertible Senior Notes due 2038, certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$69,152	$261,840	$—	$330,992
Intercompany revenue	1,555	12,106	—	(13,661)	—

	1,555	81,258	261,840	(13,661)	330,992

Operating expense:
Direct cost and reimbursable expense	730	40,743	194,932	—	236,405
Intercompany expenses	—	—	13,661	(13,661)	—
Write-down of inventories	—	8,778	15,832	—	24,610
Depreciation and amortization	916	10,904	13,611	—	25,431
General and administrative	7,626	4,596	17,081	—	29,303

	9,272	65,021	255,117	(13,661)	315,749

Loss on disposal of assets	—	(427)	(1,184)	—	(1,611)
Earnings from unconsolidated affiliates, net of losses	(7,074)	—	(4,037)	7,074	(4,037)

Operating income (loss)	(14,791)	15,810	1,502	7,074	9,595

Interest income	24,286	10	139	(24,282)	153
Interest expense	(9,538)	—	(24,203)	24,282	(9,459)
Other income (expense), net	47	126	554	—	727

Income (loss) before provision for income taxes	4	15,946	(22,008)	7,074	1,016
Allocation of consolidated income taxes	2,722	(2,483)	1,706	—	1,945

Net income (loss)	2,726	13,463	(20,302)	7,074	2,961
Net income attributable to noncontrolling interests	(15)	—	(235)	—	(250)

Net income (loss) attributable to Bristow Group	$2,711	$13,463	$(20,537)	$7,074	$2,711

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$136,349	$515,748	$—	$652,097
Intercompany revenue	1,555	23,879	—	(25,434)	—

	1,555	160,228	515,748	(25,434)	652,097

Operating expense:
Direct cost and reimbursable expense	—	83,704	382,457	—	466,161
Intercompany expenses	—	—	25,434	(25,434)	—
Write-down of inventories	—	8,778	15,832	—	24,610
Depreciation and amortization	1,759	19,086	27,294	—	48,139
General and administrative	21,801	11,359	35,788	—	68,948

	23,560	122,927	486,805	(25,434)	607,858

Gain (loss) on disposal of assets	—	(247)	52	—	(195)
Earnings from unconsolidated affiliates, net of losses	15,145	—	1,956	(15,145)	1,956

Operating income (loss)	(6,860)	37,054	30,951	(15,145)	46,000

Interest income	47,589	180	301	(47,746)	324
Interest expense	(18,797)	—	(47,363)	47,746	(18,414)
Other income (expense), net	61	192	678	—	931

Income (loss) before provision for income taxes	21,993	37,426	(15,433)	(15,145)	28,841
Allocation of consolidated income taxes	1,793	(5,146)	(1,308)	—	(4,661)

Net income (loss)	23,786	32,280	(16,741)	(15,145)	24,180
Net income attributable to noncontrolling interests	(30)	—	(394)	—	(424)

Net income (loss) attributable to Bristow Group	$23,756	$32,280	$(17,135)	$(15,145)	$23,756

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$79,283	$233,276	$—	$312,559
Intercompany revenue	—	5,890	—	(5,890)	—

	—	85,173	233,276	(5,890)	312,559

Operating expense:
Direct cost and reimbursable expense	(477)	48,044	166,563	—	214,130
Intercompany expenses	—	—	5,890	(5,890)	—
Depreciation and amortization	575	7,583	12,810	—	20,968
General and administrative	5,847	6,526	18,142	—	30,515

	5,945	62,153	203,405	(5,890)	265,613

Gain on disposal of assets	—	894	1,003	—	1,897
Earnings from unconsolidated affiliates, net of losses	33,477	—	5,030	(33,791)	4,716

Operating income	27,532	23,914	35,904	(33,791)	53,559

Interest income	20,887	22	140	(20,881)	168
Interest expense	(11,373)	(68)	(20,892)	20,881	(11,452)
Other income (expense), net	(33)	(92)	14	—	(111)

Income before provision for income taxes	37,013	23,776	15,166	(33,791)	42,164
Allocation of consolidated income taxes	1,883	(2,753)	(2,446)	—	(3,316)

Net income	38,896	21,023	12,720	(33,791)	38,848
Net income attributable to noncontrolling interests	(16)	—	48	—	32

Net income attributable to Bristow Group	$38,880	$21,023	$12,768	$(33,791)	$38,880

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Six Months Ended September 30, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$154,010	$450,787	$—	$604,797
Intercompany revenue	—	17,871	—	(17,871)	—

	—	171,881	450,787	(17,871)	604,797

Operating expense:
Direct cost and reimbursable expense	(940)	99,783	318,629	—	417,472
Intercompany expenses	—	—	17,871	(17,871)	—
Depreciation and amortization	1,139	15,742	23,418	—	40,299
General and administrative	17,327	11,194	32,896	—	61,417

	17,526	126,719	392,814	(17,871)	519,188

Gain on disposal of assets	—	1,852	1,763	—	3,615
Earnings from unconsolidated affiliates, net of losses	62,709	—	4,706	(63,401)	4,014

Operating income	45,183	47,014	64,442	(63,401)	93,238

Interest income	39,782	33	424	(39,779)	460
Interest expense	(22,057)	(68)	(40,144)	39,779	(22,490)
Other income (expense), net	(16)	(117)	537	—	404

Income before provision for income taxes	62,892	46,862	25,259	(63,401)	71,612
Allocation of consolidated income taxes	(3,173)	(4,602)	(4,081)	—	(11,856)

Net income	59,719	42,260	21,178	(63,401)	59,756
Net income attributable to noncontrolling interests	(31)	—	(37)	—	(68)

Net income attributable to Bristow Group	$59,688	$42,260	$21,141	$(63,401)	$59,688

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,152	$2,536	$54,591	$—	$140,279
Accounts receivable	12,000	95,190	211,894	(51,480)	267,604
Inventories	—	61,698	95,568	—	157,266
Assets held for sale	—	2,505	29,137	—	31,642
Prepaid expenses and other current assets	305	3,389	54,369	(43,632)	14,431

Total current assets	95,457	165,318	445,559	(95,112)	611,222

Intercompany investment	1,229,027	111,435	—	(1,340,462)	—
Investment in unconsolidated affiliates	—	150	202,287	—	202,437
Intercompany notes receivable	1,041,100	—	(6,349)	(1,034,751)	—
Property and equipment - at cost:
Land and buildings	211	49,075	28,415	—	77,701
Aircraft and equipment	12,654	884,461	1,313,738	—	2,210,853

	12,865	933,536	1,342,153	—	2,288,554
Less: Accumulated depreciation and amortization	(5,206)	(175,529)	(284,500)	—	(465,235)

	7,659	758,007	1,057,653	—	1,823,319
Goodwill	—	4,755	24,492	—	29,247
Other assets	123,022	4,307	174,486	(267,622)	34,193

	$2,496,265	$1,043,972	$1,898,128	$(2,737,947)	$2,700,418

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$824	$29,774	$61,654	$(45,244)	$47,008
Accrued liabilities	18,178	23,191	106,813	(46,260)	101,922
Current deferred taxes	(2,395)	32	9,383	—	7,020
Short-term borrowings and current maturities of long-term debt	10,000	—	3,273	—	13,273

Total current liabilities	26,607	52,997	181,123	(91,504)	169,223

Long-term debt, less current maturities	729,063	—	22,024	—	751,087
Intercompany notes payable	—	341,246	794,524	(1,135,770)	—
Accrued pension liabilities	—	—	97,237	—	97,237
Other liabilities and deferred credits	6,306	8,283	168,982	(170,173)	13,398
Deferred taxes	124,644	8,660	11,317	—	144,621

Stockholders’ investment:
Common stock	362	4,996	22,826	(27,822)	362
Additional paid-in-capital	696,268	9,290	484,038	(493,328)	696,268
Retained earnings	964,444	618,500	33,675	(652,175)	964,444
Accumulated other comprehensive income (loss)	(52,963)	—	76,511	(167,175)	(143,627)

Total Bristow Group Inc. stockholders’ investment	1,608,111	632,786	617,050	(1,340,500)	1,517,447
Noncontrolling interests	1,534	—	5,871	—	7,405

Total stockholders’ investment	1,609,645	632,786	622,921	(1,340,500)	1,524,852

Total liabilities and stockholders’ investment	$2,496,265	$1,043,972	$1,898,128	$(2,737,947)	$2,700,418

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,075	$5,233	$87,053	$—	$116,361
Accounts receivable	19,283	77,690	203,286	(37,740)	262,519
Inventories	—	85,937	110,270	—	196,207
Assets held for sale	—	1,488	30,068	—	31,556
Prepaid expenses and other current assets	438	9,017	32,646	(19,983)	22,118

Total current assets	43,796	179,365	463,323	(57,723)	628,761

Intercompany investment	1,249,822	111,435	—	(1,361,257)	—
Investment in unconsolidated affiliates	—	150	208,484	—	208,634
Intercompany notes receivable	978,221	—	(7,342)	(970,879)	—
Property and equipment - at cost:
Land and buildings	210	53,448	44,396	—	98,054
Aircraft and equipment	11,901	810,758	1,293,600	—	2,116,259

	12,111	864,206	1,337,996	—	2,214,313
Less: Accumulated depreciation and amortization	(3,424)	(165,212)	(277,795)	—	(446,431)

	8,687	698,994	1,060,201	—	1,767,882
Goodwill	—	4,755	27,292	—	32,047
Other assets	124,770	4,477	179,936	(271,153)	38,030

	$2,405,296	$999,176	$1,931,894	$(2,661,012)	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$1,569	$15,097	$57,734	$(17,428)	$56,972
Accrued liabilities	17,513	22,903	81,885	(20,384)	101,917
Current deferred taxes	1,336	(81)	10,921	—	12,176
Short-term borrowings and current maturities of long-term debt	5,000	—	3,979	—	8,979

Total current liabilities	25,418	37,919	154,519	(37,812)	180,044

Long-term debt, less current maturities	674,629	—	23,853	—	698,482
Intercompany notes payable	—	318,190	772,420	(1,090,610)	—
Accrued pension liabilities	—	—	99,645	—	99,645
Other liabilities and deferred credits	5,862	8,251	187,202	(171,206)	30,109
Deferred taxes	119,297	9,122	19,880	—	148,299

Stockholders’ investment:
Common stock	363	4,996	22,852	(27,848)	363
Additional paid-in-capital	689,795	9,552	470,883	(480,435)	689,795
Retained earnings	951,660	611,146	77,281	(688,427)	951,660
Accumulated other comprehensive income (loss)	(63,186)	—	97,743	(164,674)	(130,117)

Total Bristow Group Inc. stockholder’s investment	1,578,632	625,694	668,759	(1,361,384)	1,511,701
Noncontrolling interests	1,458	—	5,616	—	7,074

Total stockholders’ investment	1,580,090	625,694	674,375	(1,361,384)	1,518,775

Total liabilities and stockholders’ investment	$2,405,296	$999,176	$1,931,894	$(2,661,012)	$2,675,354

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended September 30, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(18,520)	$60,830	$74,683	$—	$116,993

Cash flows from investing activities:
Capital expenditures	(418)	(78,620)	(70,224)	—	(149,262)
Proceeds from asset dispositions	—	8,129	3,911	—	12,040

Net cash used in investing activities	(418)	(70,491)	(66,313)	—	(137,222)

Cash flows from financing activities:
Proceeds from borrowings	87,800	—	693	—	88,493
Repayment of debt and debt redemption premiums	(30,000)	—	(2,518)	—	(32,518)
Dividends paid	40,564	(24,927)	(26,470)	—	(10,833)
Increases (decreases) in cash related to intercompany advances and debt	(22,056)	32,153	(10,097)	—	—
Partial prepayment of put/call obligation	(31)	—	—	—	(31)
Acquisition of noncontrolling interest	—	(262)	—	—	(262)
Issuance of Common Stock	1,629	—	—	—	1,629
Tax benefit related to stock-based compensation	109	—	—	—	109

Net cash provided by (used in) financing activities	78,015	6,964	(38,392)	—	46,587
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,440)	—	(2,440)

Net increase (decrease) in cash and cash equivalents	59,077	(2,697)	(32,462)	—	23,918
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$83,152	$2,536	$54,591	$—	$140,279

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of September 30, 2011 and the related condensed consolidated statements of income for the three- and six-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 7, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “fiscal year 2011 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended September 30, 2011 and 2010, respectively, and the terms “Current Period” and “Comparable Period” refer to the six months ended September 30, 2011 and 2010, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2012 is referred to as “fiscal year 2012.”

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

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Russia and Trinidad. We generated 81% and 94% of our consolidated operating revenue and business unit operating income, respectively, from operations outside of the U.S. during the Current Period.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of September 30, 2011, we operated 366 aircraft (including 327 owned aircraft and 39 leased aircraft; 19 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 186 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of September 30, 2011; (2) the number of helicopters which we had on order or under option as of September 30, 2011; and (3) the percentage of operating revenue that each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period	Aircraft in Consolidated Fleet
	Operating	Helicopters				Fixed		Unconsolidated
	Revenue	Small	Medium	Large	Training	Wing	Total(1)	Affiliates(2)	Total

Europe	38%	—	17	41	—	—	58	64	122
West Africa	19%	12	26	7	—	3	48	—	48
North America	16%	68	26	—	—	—	94	—	94
Australia	12%	2	14	17	—	—	33	—	33
Other International	12%	5	41	17	—	—	63	122	185
Corporate and other	3%	—	—	—	70	—	70	—	70

Total	100%	87	124	82	70	3	366	186	552

Aircraft not currently in fleet: (3)(4)
On order		—	—	10	—	—	10
Under option		—	12	25	—	—	37

(1)	Includes 19 aircraft held for sale.
(2)	The 186 aircraft operated by our unconsolidated affiliates do not include those aircraft leased from us.
(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.
(4)	Subsequent to September 30, 2011, we entered into agreements to purchase or lease 8 new technology large aircraft for approximately $144 million that are not reflected in the table above.

The commercial aircraft in our consolidated fleet represented in the above chart are our primary source of revenue. To normalize the consolidated operating revenue of our fleet for the different revenue productivity and cost of our commercial aircraft, we developed a common weighted factor that combines large, medium and small aircraft into a combined standardized number of revenue producing commercial aircraft assets. We call this measure Large AirCraft Equivalent (“LACE”). Our large, medium and small aircraft are weighted as 100%, 50%, and 25%, respectively, to arrive at a single LACE number. We divide our operating revenue from commercial contracts by LACE to develop a LACE rate, which is a standardized rate, similar to a day rate, on which we intend to disclose results and provide guidance. Our historical LACE and LACE rate is as follows:

	Current Period	Fiscal Year Ended March 31,
		2011	2010	2009	2008	2007

LACE	154	153	159	164	161	156
LACE Rate (in millions)	$7.45	$7.15	$6.49	$6.14	$5.72	$4.92

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.3 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary. Our debt to total capitalization ratio and total liquidity were 37.1% and $226.8 million, respectively, and 35.8% and $260.7 million, respectively, as of September 30 and March 31, 2011. Currently, we have a debt to total capitalization ratio guide of approximately 40% including the imputation of certain off-balance sheet obligations, which include the net present value of certain aircraft operating leases and the unfunded pension liability.

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

•

Balanced shareholder return. We have invested $1.7 billion on capital expenditures to grow our business since fiscal year 2007. While we plan to continue to invest in new aircraft, we do not expect capital expenditures to continue at this level over the near term. We believe our liquidity position and cash flows from operations will be more than adequate to finance operating and maintenance capital expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On November 2, 2011, our board of directors approved our third consecutive quarterly dividend. Also on November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock over the next 12 months. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

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

While we are cautiously optimistic that the economic conditions will continue to recover over the remainder of fiscal year 2012 and in fiscal year 2013, we continue to seek ways to reduce costs and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to accelerated expansion in fiscal year 2012 and beyond and increased demand in many of our core markets.

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

Brazil continues to represent a significant part of our positive growth outlook. The recent discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. As a result, we anticipate and have begun to enjoy growth in both international oil companies and Petrobras activity as they ramp up their procurement of helicopters services. Since 2009, Petrobras procured 20 large aircraft as they renewed their fleet and added incremental capacity in this category. Further, Petrobras has recently issued a tender for over 25 medium sized aircraft of which a significant portion could be incremental capacity. Líder Aviação Holding S.A. (“Líder”), our investment in Brazil, was awarded contracts for 14 medium aircraft, which is the maximum amount possible. Seven will commence in fiscal year 2012 with the other seven commencing in fiscal year 2013. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both Bristow Group’s “Client Promise” and Líder’s “Decolar” Service Differentiation Programs. More recently, Petrobras has announced a requirement for approximately eight to ten large aircraft. The above growth trend is anticipated to continue to keep pace with Brazil’s national production policies.

As discussed in “Item 1A. Risk Factors” in the fiscal year 2011 Annual Report, we are subject to competition and the political environment in the countries where we operate. In one of these markets, Nigeria, we have seen a recent increase in competitive pressure and new regulation that could impact our ability to win future work at levels previously anticipated. During fiscal year 2011, in both Nigeria and Australia, major clients re-bid contracts that we were incumbents on and awarded these contracts to competitors. The contract in Nigeria provided us with annualized revenue of approximately $42 million and ended in fiscal year 2011. The contract in Australia provided us with annualized revenue of approximately $30 million and ended in May 2011.

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

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Period, our primary foreign currency exposure was related to the euro, the British pound sterling, the Australian dollar and the Nigerian naira. For details on this exposure and the related impact on our results of operations, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Quarterly Report.

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

During the Current Quarter, changes were made to our fleet strategy as a result of (1) the introduction of the Bristow Client Promise through which we will position Bristow as the premium service provider of offshore transportation services, (2) the introduction of BVA and (3) a continued shift in demand for our aircraft to newer technology aircraft types. The change to our fleet strategy resulted in the determination to operate certain older types of aircraft for a shorter period than originally anticipated and led to a global review of spare parts inventories supporting our fleet. This review of inventories resulted in the identification of approximately $49 million of inventory that is dormant, obsolete or excess based on the review of our future inventory needs. As a result, we recorded an impairment charge of $24.6 million to write-down certain spare parts within inventories to lower of cost or market during the Current Quarter.

Results of Operations

The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$297,056	$286,537	$10,519		3.7%
Reimbursable revenue	33,936	26,022	7,914		30.4%

Total gross revenue	330,992	312,559	18,433		5.9%

Operating expense:
Direct cost	203,635	189,110	(14,525)		(7.7)%
Reimbursable expense	32,770	25,020	(7,750)		(31.0)%
Impairment of inventories	24,610	—	(24,610)		*
Depreciation and amortization	25,431	20,968	(4,463)		(21.3)%
General and administrative	29,303	30,515	1,212		4.0%

	315,749	265,613	(50,136)		(18.9)%

Gain (loss) on disposal of assets	(1,611)	1,897	(3,508)		(184.9)%
Earnings from unconsolidated affiliates, net of losses	(4,037)	4,716	(8,753)		*

Operating income	9,595	53,559	(43,964)		(82.1)%
Interest expense, net	(9,306)	(11,284)	1,978		17.5%
Other income (expense), net	727	(111)	838		755.0%

Income before benefit (provision) for income taxes	1,016	42,164	(41,148)		(97.6)%
Benefit (provision) for income taxes	1,945	(3,316)	5,261		158.7%

Net income	2,961	38,848	(35,887)		(92.4)%
Net income attributable to noncontrolling interests	(250)	32	(282)		(881.3)%

Net income attributable to Bristow Group	$2,711	$38,880	$(36,169)		(93.0)%

Diluted earnings per share	$0.07	$1.06	$(0.99)		(93.4)%
Operating margin (1)	3.2%	18.7%	(15.5	) %	(82.9)%
Flight hours (2)	56,005	63,178	(7,173)		(11.4)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$62,127	$72,687	$(10,560)		(14.5)%
Adjusted operating income	38,493	51,662	(13,169)		(25.5)%
Adjusted net income	23,287	37,132	(13,845)		(37.3)%
Adjusted diluted earnings per share	0.63	1.01	(0.38)		(37.6)%

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)

Gross Revenue:
Operating revenue	$583,817	$558,546	$25,271	4.5%
Reimbursable revenue	68,280	46,251	22,029	47.6%

Total gross revenue	652,097	604,797	47,300	7.8%

Operating expense:
Direct cost	400,257	372,274	(27,983)	(7.5)%
Reimbursable expense	65,904	45,198	(20,706)	(45.8)%
Impairment of inventories	24,610	—	(24,610)	*
Depreciation and amortization	48,139	40,299	(7,840)	(19.5)%
General and administrative	68,948	61,417	(7,531)	(12.3)%

	607,858	519,188	(88,670)	(17.1)%

Gain (loss) on disposal of assets	(195)	3,615	(3,810)	(105.4)%
Earnings from unconsolidated affiliates, net of losses	1,956	4,014	(2,058)	*

Operating income	46,000	93,238	(47,238)	(50.7)%
Interest expense, net	(18,090)	(22,030)	3,940	17.9%
Other income (expense), net	931	404	527	130.4%

Income before provision for income taxes	28,841	71,612	(42,771)	(59.7)%
Provision for income taxes	(4,661)	(11,856)	7,195	60.7%

Net income	24,180	59,756	(35,576)	(59.5)%
Net income attributable to noncontrolling interests	(424)	(68)	(356)	(523.5)%

Net income attributable to Bristow Group	$23,756	$59,688	$(35,932)	(60.2)%

Diluted earnings per share	$0.65	$1.63	$(0.98)	(60.1)%
Operating margin (1)	7.9%	16.7%	(8.8)%	(52.7)%
Flight hours (2)	110,061	122,027	(11,966)	(9.8)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$120,199	$130,786	$(10,587)	(8.1)%
Adjusted operating income	73,482	89,623	(16,141)	(18.0)%
Adjusted net income	43,227	56,720	(13,493)	(23.8)%
Adjusted diluted earnings per share	1.18	1.55	(0.37)	(23.9)%

*	percentage change not meaningful
(1)	Operating margin is calculated as operating income divided by operating revenue.
(2)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

(3)

These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditor. These financial measures are therefore considered non-GAAP financial measures. Adjusted EBITDA is calculated by taking our net income and adjusting for interest expense, depreciation and amortization, benefit (provision) for income taxes, gain (loss) on disposal of assets and any special items during the reported periods. Adjusted operating income, adjusted net income and adjusted diluted earnings per share are each adjusted for gain (loss) on disposal of assets and any special items during the reported periods. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results because they exclude amounts that management does not consider part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Adjusted EBITDA	$62,127	$72,687	$120,199	$130,786
Gain (loss) on disposal of assets	(1,611)	1,897	(195)	3,615
Special items (1)	(24,610)	—	(24,610)	—
Interest expense	(9,459)	(11,452)	(18,414)	(22,490)
Depreciation and amortization	(25,431)	(20,968)	(48,139)	(40,299)
Benefit (provision) for income taxes	1,945	(3,316)	(4,661)	(11,856)

Net income	$2,961	$38,848	$24,180	$59,756

Adjusted operating income	$38,493	$51,662	$73,482	$89,623
Gain (loss) on disposal of assets	(1,611)	1,897	(195)	3,615
Special items (1)	(27,287)	—	(27,287)	—

Operating income	$9,595	$53,559	$46,000	$93,238

Adjusted net income	$23,287	$37,132	$43,227	$56,720
Gain (loss) on disposal of assets (2)	(1,257)	1,748	(152)	2,968
Special items (1) (2)	(19,319)	—	(19,319)	—

Net income attributable to Bristow Group	$2,711	$38,880	$23,756	$59,688

Adjusted earnings per share	$0.63	$1.01	$1.18	$1.55
Gain (loss) on disposal of assets (2)	(0.03)	0.05	—	0.08
Special items (1) (2)	(0.53)	—	(0.53)	—
Earnings per share	0.07	1.06	0.65	1.63

(1)

See information about special items during the three and six months ended September 30, 2011 and 2010 under “Current Quarter Compared to Comparable Quarter” and “Current Period Compared to Comparable Period” below.

(2)	These amounts are presented after applying the appropriate tax effect to each item and dividing earnings per share by the weighted average shares outstanding during the related period.

Current Quarter Compared to Comparable Quarter

Our results for the Current Quarter included an $18.4 million, or 5.9%, increase in gross revenue over the Comparable Quarter primarily resulting from:

•

A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $11.2 million and represented over 60% of the increase in gross revenue (this primarily benefitted our revenue in Europe and Australia),

•	Increased revenue from the addition of new contracts and improvements in overall flight activity in our Europe and West Africa business units, and

•	Increased reimbursable revenue (primarily in Europe).

This increase was partially offset by:

•

Decreased revenue in North America as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Quarter and reduced activity as a result of the drilling moratorium in the U.S. Gulf of Mexico, and

•	Decreased revenue in Australia resulting from the loss of a major contract that ended in fiscal year 2011 that to date has only been partially offset by new work.

Despite the increase in operating revenue, our operating income, net income and diluted earnings per share for the Current Quarter decreased from the Comparable Quarter. These decreases primarily resulted from the following items that more than offset the benefit of the increased revenue in the Current Quarter:

•

A $24.6 million write-down of inventory spare parts to lower of cost or market as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated,

•

A $8.8 million decrease in earnings from unconsolidated affiliates, primarily resulting from an unfavorable impact of foreign currency exchange rate changes on earnings from our investment in Líder in Brazil, which is reflected in our Other International business unit,

•

An impairment charge of $2.7 million recorded in depreciation and amortization resulting from the abandonment of certain assets located in Creole, Louisiana and used in North America business unit as we ceased operations from that location, and

•

A loss on disposal of assets of $1.6 million during the Current Quarter, primarily due to a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing and a $0.4 million impairment charge to reduce the carrying value of three aircraft held for sale, compared to a gain on disposal of assets of $1.9 in the Comparable Quarter.

We continue to see significant growth opportunities across most of our major markets as tender activity is robust and new work is expected to start over the latter half of fiscal year 2012 and in fiscal year 2013. However, our need to incur costs in advance of this activity, either to start up new operations or to maintain resources that will be needed in future periods, has resulted in increased operating expense in excess of revenue growth in the Current Quarter. In addition to the impact of the items that specifically impacted our results for our Other International and North America business unit discussed above, the continued execution of our growth strategy has resulted in deteriorated operating results during the Current Quarter, with operating margin reduced in all of our major business units.

The significant impact of changes in foreign currency exchange rates on gross revenue was more than offset by a similar impact on operating expense and a significant impact on earnings from unconsolidated affiliates, net of losses, leading to an impact on operating income, net income and earnings per share. Changes in foreign currency exchange rates decreased operating income, net income and earnings per share by $6.2 million, $6.3 million and $0.17, respectively, compared to the Comparable Quarter.

The write-down of inventory spare parts and the impairment charge on the abandonment of assets at the Creole, Louisiana location discussed above have been identified as special items for the Current Quarter as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended September 30, 2011
	Adjusted Operating Income	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$24,610	$24,610	$17,579	$0.48
Impairment of assets in Creole, Louisiana	2,677	—	1,740	0.05

Total special items	$27,287	$24,610	$19,319	0.53

There were no special items identified during the three months ended September 30, 2010.

Current Period Compared to Comparable Period

Our results for the Current Period included a $47.3 million, or 7.8%, increase in gross revenue over the Comparable Period primarily resulting from:

•

A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $29.3 million and represented over 60% of the increase in gross revenue (this primarily benefitted our revenue in Europe and Australia),

•	Increased revenue from the addition of new contracts and improvements in overall flight activity in our Europe business unit, and

•	Increased reimbursable revenue (primarily in Europe).

This increase was partially offset by:

•

Decreased revenue in North America as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Period and reduced activity as a result of the drilling moratorium in the U.S. Gulf of Mexico, and

•	Decreased revenue in Australia resulting from the loss of a major contract that ended in fiscal year 2011 and to date has only been partially offset by new work.

Despite the increase in operating revenue, our operating income, net income and diluted earnings per share for the Current Period decreased from the Comparable Period. These decreases primarily resulted from the following items that more than offset the increased revenue in the Current Period:

•

A $24.6 million write-down of inventory spare parts to lower of cost or market as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated,

•

An impairment charge of $2.7 million recorded in depreciation and amortization resulting from the abandonment of certain assets located in Creole, Louisiana and used in North America business unit as we ceased operations from that location,

•

An increase in compensation cost for our employees recorded in the Current Period, primarily impacting our results at the corporate level and in our Europe business unit. Increased compensation cost represented 45% of the $28.0 million increase in direct cost over the Comparable Period and 42% of the $7.5 million increase in general and administrative expense. The following items contributed to the increase:

•

$3.0 million in expense recorded related to our performance cash compensation plan for our senior management that resulted from improved stock price performance and an additional award in June 2011 (minimal cost was recorded related to these plans in the Comparable Period),

•	$0.7 million in salary increases for engineers in Norway related to prior periods as a new agreement that included retroactive pay increases was finalized in the Current Period, and

•	$0.4 million in salary cost incurred in the Current Period to support operations after an aircraft was damaged in a hard landing in the Northern North Sea.

•

A $3.9 million increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report,

•	A $1.1 million charge recorded in our Australia business unit related to training cost on a new aircraft recently introduced in that market,

•

A $4.0 million decrease in earnings from unconsolidated affiliates, primarily resulting from an unfavorable impact of foreign currency exchange rate changes on earnings from our investment in Líder in Brazil, which is reflected in our Other International business unit, and

•	A loss on disposal of assets of $0.2 million during the Current Period compared to a gain on disposal of assets of $3.6 million in the Comparable Period.

We continue to see significant growth opportunities across most of our major markets as tender activity is robust and new work is expected to start over the latter half of fiscal year 2012 and in fiscal year 2013. However, our need to incur costs in advance of the activity, either to start up new operations or to maintain resources that will be needed in future periods, has resulted in increased operating expense in excess of revenue growth in the Current Period. In addition to the impact of items that specifically impacted our results for our Other International and North America business unit discussed above, the continued execution of our growth strategy has resulted in deteriorated operating results during the Current Period, with operating margin reduced in a majority of our business units.

The significant impact of changes in foreign currency exchange rates on gross revenue was more offset by a similar impact on operating expenses and a significant impact on earnings from unconsolidated affiliates, net of losses, leading to an impact on operating income, net income and earnings per share. Changes in foreign currency exchange rates decreased operating income, net income and earnings per share by $3.7 million, $4.2 million and $0.11, respectively, compared to the Comparable Period.

The write-down of inventory spare parts and the impairment charge on the abandonment of assets at the Creole, Louisiana location have been identified as special items for the Current Period as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Six Months Ended September 30, 2010
	Adjusted Operating Income	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$24,610	$24,610	$17,579	$0.48
Impairment of assets in Creole, Louisiana	2,677	—	1,740	0.05

Total special items	$27,287	$24,610	$19,319	0.53

There were no special items identified for the six months ended September 30, 2010.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$113,702	$97,967	$15,735	16.1%
Reimbursable revenue	$26,519	$19,628	$6,891	35.1%
Earnings from unconsolidated affiliates, net of losses	$2,466	$2,789	$(323)	(11.6)%
Operating income	$23,586	$21,612	$1,974	9.1%
Operating margin	20.7%	22.1%	(1.4)%	(6.3)%
Flight hours	15,341	14,432	909	6.3%

Operating revenue and flight hours for Europe increased primarily as a result of increased activity with existing clients. Additionally, changes in exchange rates contributed to $7.2 million of the increase in gross revenue.

Operating income for Europe increased primarily due to increased activity with existing clients, partially offset by increases in salaries and benefits, maintenance, insurance and fuel costs primarily resulting from the increased activity. Also, depreciation expense and lease costs increased due to addition of aircraft in this market. Despite the increase in operating revenue, operating margin declined as a result of the increase in salaries and benefits, maintenance, insurance and fuel costs

West Africa

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$61,076	$56,225	$4,851	8.6%
Reimbursable revenue	$2,965	$1,885	$1,080	57.3%
Operating income	$16,120	$17,158	$(1,038)	(6.0)%
Operating margin	26.4%	30.5%	(4.1)%	(13.4)%
Flight hours	10,620	9,572	1,048	10.9%

Operating revenue for West Africa increased primarily as a result of three new contracts and a combination of increased activity and price increases on other contracts, which more than offset the revenue lost by the non-renewal of a major contract at the end of the Comparable Quarter.

Operating results were affected by an increase in maintenance, depreciation, training and travel expenses, which resulted in decreased operating income despite the increase in operating revenue. The increase in expense and the non-renewal of the contract with a major customer during fiscal year 2011, which earned higher rates, resulted in the decrease in operating margin in the Current Quarter.

Also, during the Current Quarter, we recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors.

The $1.1 million loss is included as a reduction in gain (loss) on disposal of assets in our condensed consolidated statement of income.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

North America

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$47,860	$54,292	$(6,432)	(11.8)%
Reimbursable revenue	$397	$989	$(592)	(59.9)%
Operating income	$2,571	$8,904	$(6,333)	(71.1)%
Operating margin	5.4%	16.4%	(11.0)%	(67.1)%
Flight hours	20,858	23,279	(2,421)	(10.4)%

Operating revenue decreased primarily as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Quarter, partially offset by additional aircraft on contract and an increase in fuel recharges during the Current Quarter.

The decrease in operating income and operating margin from the Comparable Quarter is primarily due to the short-term work for BP that was performed during the Comparable Quarter and increase in depreciation and amortization expense as a result of an impairment charge discussed below, partially offset by a decrease in salaries and benefits and maintenance expense during the Current Quarter as a result of the reduced activity.

During the Current Quarter, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statement of income. We expect to incur approximately $0.1 million during the three months ended December 31, 2011 related to lease termination costs at this location. Excluding this impairment charge, operating margin for the Current Quarter would have been 11.0%.

Australia

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$30,469	$34,238	$(3,769)	(11.0)%
Reimbursable revenue	$2,971	$3,126	$(155)	(5.0)%
Operating income	$576	$6,094	$(5,518)	(90.5)%
Operating margin	1.9%	17.8%	(15.9)%	(89.3)%
Flight hours	2,379	3,318	(939)	(28.3)%

Operating revenue for Australia decreased primarily due the loss of a major contract at the end of May 2011 and two short-term contracts performed during the Comparable Quarter, partially offset by the favorable impact from changes in foreign currency exchange rates and price escalations on existing contracts.

Operating income and operating margin declined primarily due to the lower revenue described above and an increase in salaries and benefits resulting from annual salary increases. We continue to incur costs, including salaries and benefits, depreciation, insurance and leases costs, for contracts that will start-up in the second half of fiscal year 2012. As new contract work commences in the second half of fiscal year 2012, we expect operating income and margin to improve, with most of the improvement expected in the fourth quarter.

Other International

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$35,191	$35,960	$(769)	(2.1)%
Reimbursable revenue	$956	$335	$621	185.4%
Earnings from unconsolidated affiliates, net of losses	$(6,510)	$1,927	$(8,437)	(437.8)%
Operating income	$2,089	$11,102	$(9,013)	(81.2)%
Operating margin	5.9%	30.9%	(25.0)%	(80.9)%
Flight hours	6,807	12,577	(5,770)	(45.9)%

Operating revenue for Other International declined due to decreases in Mexico (due to no longer providing maintenance and support to Heliservicio Campeche S.A. de C.V. (“Heliservicio”)) and Libya (operations ceased), partially offset by an increase in Malaysia (due to increase in aircraft on contract), Suriname (new contract) and Trinidad (new contract and additional activity on existing contract).

Earnings from unconsolidated affiliates, net of losses, decreased primarily due the loss from our investment in Líder of $6.6 million during the Current Quarter compared to earnings from Líder of $2.2 million in the Comparable Quarter. The loss from our investment in Líder was negatively impacted by changes in foreign currency exchange rates, which reduced our portion of Líder’s earnings by $7.5 million in the Current Quarter.

Operating income and operating margin decreased primarily due to the decrease in earnings from Líder; however, costs incurred to start-up operations in new markets, including Equatorial Guinea and demobilization costs in Libya also had a negative impact.

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement (the “Equity Agreement”) with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio and the owner of the other 1% of Rotorwing Leasing Resources, L.L.C. (“RLR”), respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, we had impaired our investment in Heliservicio as of March 31, 2011 and we recognized no gain or loss on this transaction during the three months ended September 30, 2011. We acquired the remaining 1% interest in RLR for $0.3 million.

While we continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements, we expect to realize less revenue from Mexico under these new agreements; however, we expect our operating income and margin contribution from Mexico to remain unchanged or improve in future periods.

Corporate and Other

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$9,435	$8,362	$1,073	12.8%
Reimbursable revenue	$128	$59	$69	116.9%
Operating loss	$(33,736)	$(13,208)	$(20,528)	(155.4)%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased primarily due to an increase in revenue at Bristow Academy of $0.7 million as a result of an increase in military training activity.

The operating loss includes costs of our corporate office and other general and administrative costs not allocated to our business units. The operating loss also includes a $24.6 million write-down of inventory spare parts to lower of cost or market as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated. In addition to the inventory impairment, operating results were decreased by lower salaries and benefits resulting from a decrease in incentive compensation for Corporate personnel and lower salaries at Bristow Academy due to cost reduction efforts in the military training program and closure of the Concord, California campus effective July 15, 2011.

Interest Expense, Net

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$153	$168	$(15)	(8.9)%
Interest expense	(9,430)	(11,821)	2,391	20.2%
Amortization of debt discount	(844)	(789)	(55)	(7.0)%
Amortization of debt fees	(425)	(496)	71	14.3%
Capitalized interest	1,240	1,654	(414)	(25.0)%

Interest expense, net	$(9,306)	$(11,284)	$1,978	17.5%

Interest expense, net decreased primarily due to the early redemption of the 6 1/8% Senior Notes due 2013 in December 2010 which was replaced with borrowings at a lower interest rate, partially offset by a decrease in capitalized interest resulting from our lower overall borrowing rate and lower average construction in progress balance.

Other Income (Expense), Net

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$(35)	$(121)	$86	71.1%
Other	762	10	752	*

Other income (expense), net	$727	$(111)	$838	*

*	percentage change not meaningful

Other income (expense), net includes no significant items during the Current Quarter or Comparable Quarter.

Taxes

	Three Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	(191.3)%	7.9%	*	*
Net foreign tax on non-U.S. earnings	$2,008	$2,661	$653	24.5%
Benefit of foreign earnings indefinitely reinvested abroad	(393)	(15,087)	(14,694)	(97.4)%
Expense from change in tax contingency	856	1,273	417	32.8%
Foreign statutory rate reduction	(3,189)	(2,039)	1,150	56.4%

*	percentage change not meaningful

Our effective tax rate for the Current Quarter includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction of 2% in the United Kingdom effective April 1, 2012. The valuation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the Current Quarter. In addition, we continue to benefit from our global legal structure that more closely aligns with our global operational structure.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$221,990	$183,597	$38,393	20.9%
Reimbursable revenue	$52,769	$35,689	$17,080	47.9%
Earnings from unconsolidated affiliates, net of losses	$5,324	$4,740	$584	12.3%
Operating income	$46,835	$39,911	$6,924	17.3%
Operating margin	21.1%	21.7%	(0.6)%	(2.8)%
Flight hours	29,523	27,399	2,124	7.8%

Operating revenue and flight hours for Europe increased primarily as a result of increased activity with existing clients. Additionally, changes in exchange rates contributed to $18.7 million of the increase in gross revenue.

Operating income for Europe increased primarily due to increased activity, partially offset by increases in salaries and benefits, maintenance and fuel costs as a result of the increased activity. Additionally, we incurred an additional $1.1 million in salary costs related to engineer retroactive pay increases as we entered into a two-year agreement with the engineers’ union in Norway during the Current Period and salary expense incurred to repair an aircraft that had been damaged in a hard landing. Also, depreciation expense and lease costs increased due to addition of aircraft in this market. Operating margin remained mostly flat despite the increase in operating revenue as a result of the additional cost incurred in the Current Period, which was partially offset by an increase in earnings from unconsolidated affiliates.

West Africa

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$113,327	$113,875	$(548)	(0.5)%
Reimbursable revenue	$5,221	$3,331	$1,890	56.7%
Operating income	$27,351	$32,794	$(5,443)	(16.6)%
Operating margin	24.1%	28.8%	(4.7)%	(16.3)%
Flight hours	20,249	19,332	917	4.7%

Operating revenue for West Africa decreased primarily due to the non-renewal of a major contract offset mostly by new contracts and a combination of increased activity and price increases on existing contracts.

The decrease in operating income and operating margin is primarily due to the non-renewal of the major contract in this market during fiscal year 2011. Additionally, operating results were affected by an increase in maintenance and depreciation. These higher costs were partially offset by a decrease in freight charges due to the mobilization of an aircraft to this market in the Comparable Period.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.

North America

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$91,773	$106,374	$(14,601)	(13.7)%
Reimbursable revenue	$726	$1,718	$(992)	(57.7)%
Operating income	$4,155	$14,212	$(10,057)	(70.8)%
Operating margin	4.5%	13.4%	(8.9)%	(66.4)%
Flight hours	41,292	44,683	(3,391)	(7.6)%

Operating revenue decreased primarily as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Period and reduced activity as a result of impact of the drilling moratorium in the U.S. Gulf of Mexico.

The decrease in operating income and operating margin from the Comparable Period is primarily due to the short-term work for BP that was performed during the Comparable Period and increase in depreciation and amortization expense resulting from an impairment charge of $2.7 million from the abandonment of certain assets located in Creole, Louisiana as we ceased operations from this location, partially offset by a decrease in salaries and benefits and maintenance expense during the Current Period as a result of the reduced activity. Excluding the impairment charge, operating margin for the Current Period would have been 7.4%.

For discussion of additional matters related to operations in North America, see “— Current Quarter Compared to Comparable Quarter – North America” included elsewhere in this Quarterly Report.

Australia

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$71,389	$67,993	$3,396	5.0%
Reimbursable revenue	$7,464	$4,662	$2,802	60.1%
Operating income	$5,100	$14,046	$(8,946)	(63.7)%
Operating margin	7.1%	20.7%	(13.6)%	(65.7)%
Flight hours	5,761	6,558	(797)	(12.2)%

Operating revenue for Australia increased primarily due to a favorable impact from changes in foreign currency exchange rates and new short-term contracts in the Current Period, partially offset by reduced flying on other contracts.

Operating income and operating margin declined primarily due to an increase in training costs resulting from the introduction of a new aircraft type into this market, an increase in salaries and benefits due to annual salary increases and an increase in depreciation and amortization expense.

For discussion of additional matters related to operations in Australia, see “— Current Quarter Compared to Comparable Quarter – Australia” included elsewhere in this Quarterly Report.

Other International

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$69,740	$68,582	$1,158	1.7%
Reimbursable revenue	$1,874	$532	$1,342	252.3%
Earnings from unconsolidated affiliates, net of losses	$(3,375)	$(670)	$(2,705)	(403.7)%
Operating income	$13,999	$13,367	$632	4.7%
Operating margin	20.1%	19.5%	0.6%	3.1%
Flight hours	13,236	24,055	(10,819)	(45.0)%

Operating revenue for Other International increased slightly due to an increase in Malaysia (due to increase in aircraft on contract), Trinidad (new contract and additional activity on existing contract), Russia (increased activity) and Brazil (increase in aircraft on contract), partially offset by a decrease in Mexico (due to no longer providing maintenance and support to Heliservicio) and Libya (operations ceased).

Earnings from unconsolidated affiliates, net of losses, decreased primarily due a loss from our investment in Líder of $3.9 million during the Current Period compared to earnings from Líder of $0.2 million in the Comparable Period. The loss from our investment in Líder was negatively impacted by changes in foreign currency exchange rates, which reduced our portion of Líder’s earnings by $8.1 million in the Current Period.

Operating income and operating margin remained mostly flat despite increased revenue as a result of the decrease in earnings from Líder.

For discussion of additional matters related to operations in Other International, see “— Current Quarter Compared to Comparable Quarter – Other International” included elsewhere in this Quarterly Report.

Corporate and Other

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$16,282	$18,944	$(2,662)	(14.1)%
Reimbursable revenue	$226	$319	$(93)	(29.2)%
Operating loss	$(51,245)	$(24,707)	$(26,538)	(107.4)%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue decreased primarily due to a decrease in revenue at Bristow Academy of $2.3 million as a result of a decrease in military and self-funded student training activity.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. Also, we recorded a $24.6 million write-down of inventory spare parts to lower of cost or market as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated. Additionally, corporate operating expense was increased by an increase in incentive compensation and professional fees during the Current Period. During the Current Period, we recorded $3.0 million in expense recorded related to our performance cash compensation plan for our senior management that resulted from improved stock price performance and an additional award in June 2011 (minimal cost was recorded related to these plans in the Comparable Period). The increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report. These increases were partially offset by a decrease in lease and fuel costs and salaries and benefits at Bristow Academy.

Interest Expense, Net

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$324	$460	$(136)	(29.6)%
Interest expense	(18,642)	(23,328)	4,686	20.1%
Amortization of debt discount	(1,666)	(1,565)	(101)	(6.5)%
Amortization of debt fees	(847)	(992)	145	14.6%
Capitalized interest	2,741	3,395	(654)	(19.3)%

Interest expense, net	$(18,090)	$(22,030)	$3,940	17.9%

Interest expense, net decreased primarily due to the early redemption of the 6 1/8% Senior Notes due 2013 in December 2010 which was replaced with borrowings at a lower interest rate, partially offset by a decrease in capitalized interest resulting from our lower overall borrowing rate and lower average construction in progress balance.

Other Income (Expense), Net

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$155	$(184)	$339	*
Other	776	588	188	32.0%

Other income (expense), net	$931	$404	$527	130.4%

*	percentage change not meaningful

Other income (expense), net includes no significant items during the Current Period and gains on sales of two joint ventures during the Comparable Period.

Taxes

	Six Months Ended September 30,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	16.2%	16.6%	0.4%	2.4%
Net foreign tax on non-U.S. earnings	$4,612	$5,397	$785	14.5%
Benefit of foreign earnings indefinitely reinvested abroad	(7,888)	(19,894)	(12,006)	(60.3)%
Expense from change in tax contingency	1,548	1,617	69	4.3
Foreign statutory rate reduction	(3,189)	(2,039)	1,150	56.4%

Our effective tax rate for the Current Period includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction of 2% in the United Kingdom effective April 1, 2012. The valuation benefit, net of other discrete items, eliminated any need to provide additional tax expense for the Current Period. In addition, we continue to benefit from our global legal structure that more closely aligns with our global operational structure.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $117.0 million during the Current Period compared to $69.2 million during the Comparable Period. Changes in non-cash working capital generated $15.1 million in cash flows from operating activities for the Current Period and used $35.4 million in the Comparable Period.

Investing Activities

Cash flows used in investing activities were $137.2 million and $44.5 million for the Current Period and Comparable Period, respectively. Cash was used for capital expenditures as follows:

	Six Months Ended September 30,
	2011	2010
Number of aircraft delivered:
Medium	—	2
Large	5	—

Total aircraft	5	2

Capital expenditures (in thousands):
Aircraft and related equipment	$141,870	$52,038
Other	7,392	11,905

Total capital expenditures	$149,262	$63,943

In addition to these capital expenditures, investing cash flows were impacted by aircraft and joint venture sales. During the Current Period, we received $12.0 million proceeds from the disposal of eight aircraft and certain other equipment, which together resulted in a net gain of $2.3 million. During the Comparable Period, we received proceeds of $9.9 million primarily from the disposal of nine aircraft and certain other equipment, which together resulted in a net gain of $3.6 million, we received a $1.0 million deposit for an aircraft that was held for sale and we received insurance recoveries of $7.3 million. Also, during the Comparable Period, we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.

Financing Activities

Cash flows generated from financing activities was $46.6 million during the Current Period compared to $1.2 million during the Comparable Period. During the Current Period, we received $87.8 million for borrowings on our Revolving Credit Facility, received $1.6 million for Common Stock issued upon exercise of stock options and used $32.5 million for the repayment of debt and $0.3 million for the acquisition of 1% of RLR. Additionally, we paid a dividend on our Common Stock totaling $10.8 million. During the Comparable Period, cash was used for the repayment of debt totaling $7.6 million, acquisition of 60% ownership in Bristow Caribbean Limited for $0.8 million and distribution to noncontrolling interest owners of $0.6 million. Additionally, during the Comparable Period we borrowed $8.1 million and our fully consolidated subsidiary, Aviashelf Aviation Co., received $1.9 million in borrowings.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of September 30, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2011 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Six Months Ending March 31, 2012	Fiscal Year Ending March 31,
	Total		2013 - 2014	2015 - 2016	2017 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$778,096	$7,033	$42,350	$168,045	$560,668	$—
Interest	216,517	19,602	76,572	71,489	48,854	—
Aircraft operating leases (2)	92,662	7,516	29,782	21,180	34,184	—
Other operating leases (3)	65,402	4,933	13,501	9,778	37,190	—
Pension obligations (4)	146,545	14,284	44,490	46,039	41,732	—
Aircraft purchase obligations (5)	191,955	119,894	72,061	—	—	—
Other purchase obligations (6)	20,528	20,324	204	—	—	—
Tax reserve (7)	13,261	—	—	—	—	13,261

Total contractual cash obligations	$1,524,966	$193,586	$278,960	$316,531	$722,628	$13,261

Other commercial commitments:
Debt guarantees (8)	$15,579	$15,579	$—	$—	$—	$—
Letters of credit	1,350	1,032	318	—	—	—
Contingent consideration (9)	36,125	36,125	—	—	—	—
Other commitments (10)	46,000	—	—	46,000	—	—

Total commercial commitments	$99,054	$52,736	$318	$46,000	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.4 million and unamortized discount on the 3% Convertible Senior Notes of $14.1 million.
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
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of September 30, 2011, we had recorded on our balance sheet a $97.2 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)	We have guaranteed the repayment of up to £10 million ($15.6 million) of the debt of FBS Limited, an unconsolidated affiliate.
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

(10)

In connection with the Bristow Norway acquisition (see “Part I. Item I. Business — Overview” included in the fiscal year 2011 Annual Report), we granted the former partner in this joint venture an option that if exercised would require us to acquire up to five aircraft from them at fair value upon the expiration of the lease terms for such aircraft. One of the options was exercised in December 2009 and one option expired. The remaining aircraft leases expire in June and August 2014.

We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Period. Also in fiscal year 2012, we expect to invest approximately $40 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through September 30, 2011, we had incurred $7.4 million towards these projects.

Financial Condition and Sources of Liquidity

We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, our principal source of liquidity over the past several years has been financing cash flows. Accordingly, since the beginning of fiscal year 2007, we raised $1.3 billion of debt and equity capital by means of both public and private financings. During this same period, we invested $1.7 billion on capital expenditures to grow our business. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.

We expect that our total liquidity as of March 31, 2011 of $260.7 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $192.0 million as of September 30, 2011. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating and capital leases, b) export credit agency-supported financings, c) bank debt and d) private and public debt and/or equity placements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes during the three and six months ended September 30, 2011 in our “Risk Factors” as discussed in our fiscal year 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2011 – July 31, 2011	91	$50.12	—	$—
August 1, 2011 – August 31, 2011	262	44.05	—	—
September 1, 2011 – September 30, 2011	—	—	—	—

(1)

The total number of shares purchased in the period consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock units and awards granted under our 2004 and 2007 Stock Incentive Plans.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 7, 2011, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
±	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

November 7, 2011

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

15.1*	Letter from KPMG LLP dated November 7, 2011, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
±	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.