Form 10-Q
period 2011-12-31
Bristow Group Inc
filed 2012-02-02
CIK 73887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-31617

Bristow Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0679819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2103 City West Blvd., 4th Floor Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

Indicate the number shares outstanding of each of the issuer’s classes of Common Stock, as of January 27, 2012.

35,678,632 shares of Common Stock, $.01 par value

BRISTOW GROUP INC.

INDEX — FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

Gross revenue:
Operating revenue from non-affiliates	$290,848	$264,064	$856,657	$788,711
Operating revenue from affiliates	5,853	18,543	23,861	52,442
Reimbursable revenue from non-affiliates	34,557	34,918	102,531	80,914
Reimbursable revenue from affiliates	77	344	383	599

	331,335	317,869	983,432	922,666

Operating expense:
Direct cost	200,283	186,937	600,540	559,211
Reimbursable expense	33,258	34,548	99,162	79,746
Impairment of inventories	—	—	24,610	—
Depreciation and amortization	22,709	21,338	70,848	61,637
General and administrative	31,768	33,715	100,716	95,132

	288,018	276,538	895,876	795,726

Gain (loss) on disposal of assets	(2,865)	(33)	(3,060)	3,582
Earnings from unconsolidated affiliates, net of losses	3,101	5,341	5,057	9,355

Operating income	43,553	46,639	89,553	139,877

Interest income	129	417	453	877
Interest expense	(9,756)	(13,773)	(28,170)	(36,263)
Other income (expense), net	(323)	(2,792)	608	(2,388)

Income before benefit (provision) for income taxes	33,603	30,491	62,444	102,103
Benefit (provision) for income taxes	(7,118)	11,823	(11,779)	(33)

Net income	26,485	42,314	50,665	102,070
Net income attributable to noncontrolling interests	(953)	(555)	(1,377)	(623)

Net income attributable to Bristow Group	$25,532	$41,759	$49,288	$101,447

Earnings per common share:
Basic	$0.71	$1.15	$1.36	$2.82

Diluted	$0.70	$1.13	$1.34	$2.77

Cash dividends declared per common share	$0.15	$—	$0.45	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2011	2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$244,908	$116,361
Accounts receivable from non-affiliates	231,416	247,135
Accounts receivable from affiliates	9,533	15,384
Inventories	157,321	196,207
Assets held for sale	30,645	31,556
Prepaid expenses and other current assets	11,805	22,118

Total current assets	685,628	628,761
Investment in unconsolidated affiliates	199,901	208,634
Property and equipment – at cost:
Land and buildings	79,284	98,054
Aircraft and equipment	2,217,454	2,116,259

	2,296,738	2,214,313
Less – Accumulated depreciation and amortization	(477,280)	(446,431)

	1,819,458	1,767,882
Goodwill	29,121	32,047
Other assets	31,909	38,030

Total assets	$2,766,017	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$38,172	$56,972
Accrued wages, benefits and related taxes	41,294	34,538
Income taxes payable	9,270	15,557
Other accrued taxes	3,596	4,048
Deferred revenue	9,168	9,613
Accrued maintenance and repairs	13,652	16,269
Accrued interest	8,087	2,279
Other accrued liabilities	19,973	19,613
Deferred taxes	6,164	12,176
Short-term borrowings and current maturities of long-term debt	14,893	8,979

Total current liabilities	164,269	180,044
Long-term debt, less current maturities	817,893	698,482
Accrued pension liabilities	97,222	99,645
Other liabilities and deferred credits	14,320	30,109
Deferred taxes	148,840	148,299
Commitments and contingencies (Note 7)
Stockholders’ investment:
Common stock, $.01 par value, authorized 90,000,000; outstanding: 35,674,712 as of December 31 and 36,311,143 as of March 31 (exclusive of 1,291,325 treasury shares)	362	363
Additional paid-in capital	699,472	689,795
Retained earnings	984,573	951,660
Accumulated other comprehensive loss	(144,099)	(130,117)
Treasury shares, at cost (509,520 and 0 shares, respectively)	(25,085)	—

Total Bristow Group Inc. stockholders’ investment	1,515,223	1,511,701
Noncontrolling interests	8,250	7,074

Total stockholders’ investment	1,523,473	1,518,775

Total liabilities and stockholders’ investment	$2,766,017	$2,675,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$50,665	$102,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,848	61,637
Deferred income taxes	(6,816)	(3,648)
Discount amortization on long-term debt	2,507	2,360
(Gain) loss on disposal of assets	3,060	(3,582)
Impairment of inventories	24,610	—
Gain on sale of joint ventures	—	(572)
Stock-based compensation	9,664	10,763
Equity in earnings from unconsolidated affiliates less than (in excess of) dividends received	7,716	(1,447)
Tax benefit related to stock-based compensation	(130)	(230)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	21,677	(26,514)
Inventories	6,921	(6,414)
Prepaid expenses and other assets	7,382	(8,365)
Accounts payable	(15,741)	(3,546)
Accrued liabilities	8,741	(5,340)
Other liabilities and deferred credits	2,838	(1,773)

Net cash provided by operating activities	193,942	115,399

Cash flows from investing activities:
Capital expenditures	(250,425)	(122,748)
Deposits on assets held for sale	—	1,000
Proceeds from sale of joint ventures	—	1,291
Proceeds from asset dispositions	103,537	17,175

Net cash used in investing activities	(146,888)	(103,282)

Cash flows from financing activities:
Proceeds from borrowings	159,993	253,013
Debt issuance costs	(871)	(3,339)
Repayment of debt and debt redemption premiums	(36,214)	(246,553)
Distributions to noncontrolling interest owners	—	(637)
Partial prepayment of put/call obligation	(47)	(44)
Acquisition of noncontrolling interests	(262)	(800)
Repurchase of common stock	(25,085)	—
Common stock dividends paid	(16,236)	—
Issuance of common stock	2,611	754
Tax benefit related to stock-based compensation	130	230

Net cash provided by financing activities	84,019	2,624
Effect of exchange rate changes on cash and cash equivalents	(2,526)	8,329

Net increase in cash and cash equivalents	128,547	23,070
Cash and cash equivalents at beginning of period	116,361	77,793

Cash and cash equivalents at end of period	$244,908	$100,863

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,518	$32,350
Income taxes	$15,845	$9,072

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2011, the consolidated results of operations for the three and nine months ended December 31, 2011 and 2010, and the consolidated cash flows for the nine months ended December 31, 2011 and 2010.

Certain balance sheet amounts as of March 31, 2011 have been reclassified to conform to current period presentation.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency

During the three and nine months ended December 31, 2011 and 2010, our primary foreign currency exposure was to the British pound sterling, the euro, the Australian dollar and the Nigerian naira. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
One British pound sterling into U.S. dollars
High	1.61	1.63	1.66	1.63
Average	1.57	1.58	1.60	1.54
Low	1.54	1.54	1.53	1.43
At period-end	1.55	1.57	1.55	1.57
One euro into U.S. dollars
High	1.42	1.42	1.49	1.42
Average	1.35	1.36	1.40	1.31
Low	1.29	1.30	1.29	1.19
At period-end	1.29	1.34	1.29	1.34
One Australian dollar into U.S. dollars
High	1.07	1.03	1.10	1.03
Average	1.01	0.99	1.04	0.93
Low	0.94	0.96	0.94	0.81
At period-end	1.02	1.03	1.02	1.03
One Nigerian naira into U.S. dollars
High	0.0065	0.0068	0.0068	0.0070
Average	0.0063	0.0067	0.0065	0.0067
Low	0.0061	0.0065	0.0061	0.0065
At period-end	0.0063	0.0066	0.0063	0.0066

Source: Bank of England and Oanda.com

We estimate that the fluctuation of these currencies versus the same period in the prior fiscal year had the following effect on our financial condition and results of operations (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2011
Revenue	$662	$29,996
Operating expense	629	(24,817)
Earnings from unconsolidated affiliates, net of losses	(2,883)	(10,433)
Non-operating expense	50	(1,018)

Income before provision for income taxes	(1,542)	(6,272)
Benefit for income taxes	327	869

Net income	(1,215)	(5,403)
Cumulative translation adjustment	(472)	(11,832)

Total stockholders’ investment	$(1,687)	$(17,235)

Other income (expense), net, in our condensed consolidated statements of income includes foreign currency transaction losses of $0.4 million and $0.3 million for the three and nine months ended December 31, 2011, respectively, and $0.5 million and $0.7 million for the three and nine months ended December 31, 2010, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Our earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of our unconsolidated affiliates. During the three months ended December 31, 2011 and 2010, earnings from unconsolidated affiliates, net of losses, were decreased by $2.5 million and increased by $0.3 million, respectively, and during the nine months ended December 31, 2011 and 2010, earnings from unconsolidated affiliates were decreased by $9.4 million and increased by $0.9 million, respectively, as a result of the impact of changes in foreign currency exchange rates on the results of our unconsolidated affiliates, primarily the impact of changes in the Brazilian real and the U.S. dollar exchange rate on results for our affiliate in Brazil. The value of the Brazilian real has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
One Brazilian real into U.S. dollars
High	0.5930	0.6225	0.6511	0.6225
Average	0.5575	0.5909	0.6006	0.5751
Low	0.5304	0.5782	0.5304	0.5335
At period-end	0.5368	0.6002	0.5368	0.6002

Source: Oanda.com

Other Income (Expense), Net

In addition to the foreign currency items discussed above, other income (expense), net also includes gains on sales of two joint ventures of $0.6 million during the nine months ended December 31, 2010 and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes due 2013 (“6 1/8% Senior Notes”) during the three and nine months ended December 31, 2010 as discussed in Note 4.

Accounts Receivable

As of December 31 and March 31, 2011, the allowance for doubtful accounts for non-affiliates was $0.1 million. As of December 31 and March 31, 2011, we had recorded no allowance for doubtful accounts related to accounts receivable from affiliates.

Inventories

During the nine months ended December 31, 2011, we recorded an impairment charge of $24.6 million to write-down certain spare parts within inventories to lower of cost or market. This impairment charge resulted from the identification of $48.8 million of inventory that is dormant, obsolete or excess based on a review of our future inventory needs completed during the nine months ended December 31, 2011. This inventory review was driven by changes to our future fleet strategy. The change in fleet strategy resulted from (1) a continued shift in demand for our aircraft to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which we will position Bristow as the premium service provider of offshore transportation services and (3) the introduction of the new financial metric of Bristow Value Added. The change in demand for our older aircraft has accelerated over the last few quarters as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. This impairment charge is included on a separate line within operating expense on the condensed consolidated statements of income.

Additionally, during the nine months ended December 31, 2011, we sold inventory in Mexico for a loss of $1.0 million. This loss is recorded as a reduction in gain (loss) on disposal of assets on the condensed consolidated statement of income.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Property and Equipment

We are initiating a new financing strategy whereby we will be using operating leases to a larger extent than in the past. As part of this operating lease strategy, on December 29, 2011, we sold two aircraft for $47.9 million and entered into two separate agreements to lease back these aircraft, each with base terms of 60 months with five renewal options of 12 months each and monthly rent payments of $0.3 million in the aggregate. Each lease has a purchase option upon expiration and an early purchase option at 48 months (January 2016). No gain or loss resulted from this transaction. Additionally, on December 30, 2011, we transferred our interest in two aircraft previously included in construction in progress within property and equipment on our condensed consolidated balance sheet in return for $23.4 million in progress payments previously paid on these aircraft. We also signed two separate agreements to lease back these aircraft, commencing at time of delivery, which is currently anticipated to be in June and July 2012. Each lease has an original lease term of 60 months with two fixed renewal options of 36 months each, a purchase option upon expiration of the second renewal option and expected monthly rent payments of $0.4 million in the aggregate. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require us to pay a stipulated amount if we default on our obligations under the leases.

During the nine months ended December 31, 2011, we recorded an impairment charge of $2.7 million resulting from the abandonment of certain assets located in Creole, Louisiana and used in our U.S. Gulf of Mexico operations as we ceased operations from that location. This impairment charge is included in depreciation and amortization expense on the condensed consolidated statement of income. Additionally, we recorded impairment charges of $2.3 million and $2.7 million to reduce the carrying value of two and five aircraft held for sale during the three and nine months ended December 31, 2011, respectively. These impairment charges are included as a reduction in gain (loss) on disposal of assets on the condensed consolidated statement of income. Also, during the nine months ended December 31, 2011, we recorded a $1.1 million loss on the disposal of a fixed wing aircraft previously operating in Nigeria that was damaged in an incident upon landing. The aircraft was insured, but subject to self-insured retention and loss sensitive factors. The $1.1 million loss is included as a reduction in gain (loss) on disposal of assets in our condensed consolidated statement of income.

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

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report a statement of income and, immediately following, a statement of comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB deferred the effective date of the presentation of reclassifications of items out of other comprehensive income. The remaining provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning April 1, 2012.

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

Note 2 — ACQUISITION AND DISPOSITION

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement with Controladora De Servicios Aeronauticos, S.A. de C.V. (“CICSA”) and Rotorwing Financial Services, Inc. (“RFS”), the owner of the other 76% of Heliservicio Campeche S.A. de C.V. (“Heliservicio”) and the owner of the other 1% of Rotorwing Leasing Resources, L.L.C. (“RLR”), respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, as we had impaired our investment in Heliservicio as of March 31, 2011 we recognized no gain or loss on this transaction during the nine months ended December 31, 2011. We acquired the remaining 1% interest in RLR for $0.3 million.

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

As of December 31, 2011, we had interests in three VIEs of which we are the primary beneficiary, which are described below.

Bristow Aviation Holdings Limited — We own 49% of Bristow Aviation Holdings Limited’s (“Bristow Aviation”) common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and holds all of the outstanding shares of Bristow Helicopter Group Limited (“Bristow Helicopters”). Its subsidiaries provide helicopter services to clients primarily in the U.K, Norway, Australia and Nigeria. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, Caledonia Investments plc and its subsidiary, Caledonia Industrial & Services Limited (collectively, “Caledonia”) and a European Union investor (the “E.U. Investor”) own 49%, 46% and 5%, respectively, of Bristow Aviation’s total outstanding ordinary shares, although Caledonia has voting control over the E.U. Investor’s shares.

In addition to our ownership of 49% of Bristow Aviation’s outstanding ordinary shares, in May 2004, we acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). We also have £91.0 million ($140.7 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $941.1 million as of December 31, 2011.

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

Furthermore, the call option provides a mechanism whereby the economic risk for the other investors is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the ordinary shares held by the noncontrolling shareholders (£1.0 million as of December 31, 2011) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. We can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid. We have accrued the annual return due to the other shareholders at a rate of sterling LIBOR plus 3% (prior to May 2004, the rate was fixed at 12%) by recognizing noncontrolling interest expense in our condensed consolidated statements of income, with a corresponding increase in noncontrolling interest on our condensed consolidated balance sheets. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on our condensed consolidated balance sheets. The other investors have an option to put their shares in Bristow Aviation to us. The put option price is calculated in the same way as the call option price except that the guaranteed rate for the period to April 2004 was 10% per annum. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.

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

	December 31,	March 31,
	2011	2011
Assets
Cash and cash equivalents	$43,735	$29,840
Accounts receivable	193,494	190,896
Inventories	96,280	108,586
Prepaid expenses and other current assets	53,548	50,296

Total current assets	387,057	379,618
Investment in unconsolidated affiliates	10,549	12,344
Property and equipment, net	183,979	221,274
Goodwill	13,061	15,915
Other assets	7,600	9,794

Total assets	$602,246	$638,945

Liabilities
Accounts payable	$83,137	$72,140
Accrued liabilities	1,001,448	902,570
Deferred taxes	9,192	9,816
Short-term borrowings and current maturities of long-term debt	1,397	2,724

Total current liabilities	1,095,174	987,250
Long-term debt, less current maturities	149,230	156,080
Accrued pension liabilities	97,223	99,645
Other liabilities and deferred credits	822	13,043
Deferred taxes	4,595	16,334

Total liabilities	$1,347,044	$1,272,352

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue	$256,535	$227,599	$754,153	$655,426
Operating income (loss)	12,131	11,716	(4,384)	29,849
Net loss	20,844	18,160	103,566	59,628

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

Note 4 — DEBT

Debt as of December 31 and March 31, 2011 consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
7 1/2% Senior Notes due 2017, including $0.4 million of unamortized premium	$350,363	$350,410
Term Loan	247,500	200,000
Revolving Credit Facility	109,300	30,000
3% Convertible Senior Notes due 2038, including $13.3 million and $15.8 million of unamortized discount, respectively	101,726	99,219
Bristow Norway Debt	9,683	11,454
RLR Note	13,966	14,900
Other debt	248	1,478

Total debt	832,786	707,461
Less short-term borrowings and current maturities of long-term debt	(14,893)	(8,979)

Total long-term debt	$817,893	$698,482

Term Loan and Revolving Credit Facility

On December 22, 2011, we entered into the First Amendment to our Amended and Restated Revolving Credit and Term Loan Agreement (the “Amendment”), which amends the $375 million amended and restated revolving credit and term loan agreement dated as of November 22, 2010, which included a five-year, $175 million revolving credit facility (with a subfacility of $30 million for letters of credit) (“Revolving Credit Facility”) and a five-year, $200 million term loan (“Term Loan”) (as amended by the Amendment, the “Amended Credit Agreement”). The Amendment (i) increased the commitments under the Revolving Credit Facility from $175 million to $200 million, (ii) increased our Term Loan borrowings from $200 million to $250 million, (iii) extended the maturity date of the Revolving Credit Facility and Term Loan from November 2015 to December 2016 and (iv) reduced the interest rates and commitment fees with respect to the Revolving Credit Facility and Term Loan. Proceeds from the $50 million increase of the Term Loan will be used to pay off borrowings at higher interest rates and for general corporate purposes. Borrowings under the Term Loan are payable in quarterly installments and commenced on December 30, 2011, with $133.8 million due in December 2016.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Under the Amended Credit Agreement, borrowings under the Revolving Credit Facility bear interest at an interest rate equal to, at our option, either the Base Rate or LIBOR (or EURIBO, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the higher of (1) the prime rate and (2) the Federal Funds rate plus 0.50% per annum. The applicable margin for borrowings ranges from 0.00% to 2.25%, depending on whether the Base Rate or LIBOR is used, and is determined based on our leverage ratio pricing grid. In addition, under the Amended Credit Agreement, we are required to pay fees on the daily unused amount of the Revolving Credit Facility in an amount per annum equal to an applicable percentage, which ranges from 0.25% to 0.50% and which is determined based on our leverage ratio pricing grid. Fees owed on the letters of credit issued under the Revolving Credit Facility are equal to the applicable margin for LIBOR borrowings. The interest rate was 2.65% and 2.75% as of December 31 and March 31, 2011, respectively.

During the nine months ended December 31, 2011, we made payments of $30.0 million to paydown our initial borrowing under the Revolving Credit Facility. Additionally, we have received proceeds from new borrowings under the Revolving Credit Facility of $109.3 million, which were primarily used for aircraft purchase payments. For further details on the Revolving Credit Facility, see Note 5 to the fiscal year 2011 Financial Statements.

RLR Note

On January 5, 2012, we repaid the $14.0 million balance outstanding on the RLR Note in full along with unpaid interest, and the security interest in five aircraft was released.

3% Convertible Senior Notes

The balances of the debt and equity components of the 3% Convertible Senior Notes due 2038 (“3% Convertible Senior Notes”) as of each period presented are as follows (in thousands):

	December 31, 2011	March 31, 2011
Equity component – net carrying value	$14,905	$14,905
Debt component:
Face amount due at maturity	$115,000	$115,000
Unamortized discount	(13,274)	(15,781)

Debt component – net carrying value	$101,726	$99,219

The remaining debt discount is being amortized into interest expense over the expected four year remaining life of the 3% Convertible Senior Notes using the effective interest rate. The effective interest rate for the three and nine months ended December 31, 2011 and 2010 was 6.9%. Interest expense related to our 3% Convertible Senior Notes for the three and nine months ended December 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Contractual coupon interest	$862	$862	$2,588	$2,588
Amortization of debt discount	841	794	2,507	2,360

Total interest expense	$1,703	$1,656	$5,095	$4,948

6 1/8% Senior Notes due 2013

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

Non-recurring Fair Value Measurements

The majority of our non-financial assets, which include inventories, property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and deemed to be impaired, the impaired non-financial asset is recorded as its fair value. We had impaired no assets during the three and nine months ended December 31, 2010.

The following table summarizes the assets as of December 31, 2011, which are valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Total Gain (Loss) for the Three Months Ended December 31, 2011	Total Gain (Loss) for the Nine Months Ended December 31, 2011
Inventories	$—	$48,801	$—	$48,801	$—	$(24,610)
Assets held for sale	1,200	—	—	1,200	(2,290)	(2,690)

Total assets	$1,200	$48,801	$—	$50,001	$(2,290)	$(27,300)

The fair value of inventories using Level 2 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected timeframe of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of. See Note 1 for further discussion of the impairment of inventories. The fair value of the assets held for sale is the expected sales price, less cost to sell, of these aircraft, which are Level 1 inputs.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the financial instruments we had as of December 31, 2011, which are valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Balance Sheet Classification
Rabbi Trust investments	$3,260	$—	$—	$3,260	Other assets

Total assets	$3,260	$—	$—	$3,260

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

The rabbi trust investments consist of money market funds and equity and fixed income mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to our non-qualified deferred compensation plan for our senior executives. The methods and assumptions used to estimate the fair values of the derivative assets in the table above include the mark-to-market statements from the counterparties, which can be validated using modeling techniques that include market inputs, such as publicly available forward market rates, and are designated as Level 2 within the valuation hierarchy.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with the accounting standard regarding fair value. The fair value of our fixed rate long-term debt is estimated based on quoted market prices. The carrying and fair value of our long-term debt, including the current portion, are as follows (in thousands):

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 1/2% Senior Notes	$350,363	$363,125	$350,410	$367,500
Term Loan	247,500	247,500	200,000	200,000
Revolving Credit Facility	109,300	109,300	30,000	30,000
3% Convertible Senior Notes	101,726	117,084	99,219	114,929
Other	23,897	23,898	27,832	27,832

	$832,786	$860,907	$707,461	$740,261

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

We entered into forward contracts during the three months ended June 30, 2011 and fiscal year 2011 to mitigate our exposure to exchange rate fluctuations on our euro-denominated aircraft purchase commitments, which were designated as cash flow hedges for accounting purposes. We had six open forward contracts as of March 31, 2011, which had rates ranging from 1.3153 U.S. dollars per euro to 1.3267 U.S. dollars per euro. These contracts had an underlying notional value of between €5,000,000 and €7,000,000, for a total of €34,300,871, with the first contract expiring in May 2011 and the last in June 2011. During the three months ended June 30, 2011, we entered into an additional open forward contract at a rate of 1.418 U.S. dollars per euro with an underlying notional value of €13,826,241 that expired in July 2011. As of December 31, 2011, we had no open forward contracts. As of March 31, 2011, the fair value of these contracts was an asset of $3.3 million and is included in prepaid expenses and other current assets in our condensed consolidated balance sheet. As of March 31, 2011, an unrecognized gain on these contracts of $2.2 million, net of tax, was included as a component of accumulated other comprehensive loss. No gains or losses relating to forward contracts are recognized in our condensed consolidated statements of income for the three or nine months ended December 30, 2011 and 2010.

There were no derivative gains and losses on the condensed consolidated balance sheet or the condensed consolidated statement of income as of and for the three months ended December 31, 2011.

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the nine months ended December 31, 2011 is as follows (in thousands):

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the three months ended December 31, 2010 is as follows (in thousands):

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

Information on the location and amounts of derivative gains and losses on the condensed consolidated balance sheet and the condensed consolidated statement of income as of and for the nine months ended December 31, 2010 is as follows (in thousands):

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 — COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Contracts — As shown in the table below, we expect to make additional capital expenditures over the next five fiscal years to purchase additional aircraft. As of December 31, 2011, we had 16 aircraft on order and options to acquire an additional 40 aircraft. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order will provide incremental fleet capacity in terms of revenue and operating income.

	Three Months Ending	Fiscal Year Ending March 31,
	March 31, 2012	2013	2014	2015	2016 and thereafter	Total
Commitments as of December 31, 2011:
Number of aircraft:
Large (1)	1	9	—	3	3	16

	1	9	—	3	3	16

Related expenditures (in thousands) (2)	$64,815	$165,441	$9,830	$46,103	$44,353	$330,542

Options as of December 31, 2011:
Number of aircraft:
Medium	—	—	4	6	2	12
Large	—	—	7	4	17	28

	—	—	11	10	19	40

Related expenditures (in thousands) (2)	$1,349	$120,610	$251,817	$205,021	$371,217	$950,014

(1)	Signed client contracts are currently in place for 7 of these aircraft.
(2)	Includes progress payments on aircraft scheduled to be delivered in future periods.

The following chart presents an analysis of our aircraft orders and options during fiscal year 2012:

	Three Months Ended
	December 31, 2011		September 30, 2011		June 30, 2011
	Orders	Options	Orders	Options	Orders	Options
Beginning of period	10	37	11	39	6	31
Aircraft delivered	(3)	—	(3)	—	(2)	—
Aircraft ordered	8	—	2	—	3	—
New options	—	9	—	3	—	19
Exercised options	3	(3)	—	—	4	(4)
Expired options	—	(3)	—	(5)	—	(7)
Orders transferred (1)	(2)	—	—	—	—	—

End of period	16	40	10	37	11	39

(1)	On December 31, 2011, we transferred our interest in two aircraft previously ordered in return for $23.4 million in progress payments previously paid on these aircraft. See Note 1 for further details.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Employee Agreements — Approximately 53% of our employees are represented by collective bargaining agreements and/or unions. These agreements generally include annual escalations of up to 12%. Periodically, certain groups of our employees who are not covered by a collective bargaining agreement consider entering into such an agreement.

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

Civil Class Action Lawsuit — On June 12, 2009, Superior Offshore International, Inc. v. Bristow Group Inc., et al, Case No. 1:09-cv-00438, was filed in the U.S. District Court for the District of Delaware. The purported class action complaint, which also named other providers of offshore helicopter services in the Gulf of Mexico as defendants, alleged violations of Section 1 of the Sherman Act. Among other things, the complaint alleged that the defendants unlawfully conspired to raise and maintain the price of offshore helicopter services between January 1, 2001 and December 31, 2005. The plaintiff was seeking to represent a purported class of direct purchasers of offshore helicopter services and was asking for, among other things, unspecified treble monetary damages and injunctive relief. In September 2010, the court granted our and the other defendants’ motion to dismiss the case on several grounds. The plaintiff then filed a motion seeking a rehearing and seeking leave to amend its original complaint which was partially granted to permit limited discovery. We and the other defendants again filed motions to dismiss the lawsuit which were granted. The plaintiff has since appealed the judgment in the United States Court of Appeals for the Third Circuit. We and the other defendants have filed a response, and we will continue to defend against this lawsuit vigorously. We are currently unable to determine whether it could have a material effect on our business, financial condition or results of operations.

Environmental Contingencies — The U.S. Environmental Protection Agency, also referred to as the EPA, has in the past notified us that we are a potential responsible party, or PRP, at three former waste disposal facilities that are on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons who are identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. Although we have not yet obtained a formal release of liability from the EPA with respect to any of the sites, we believe that our potential liability in connection with the sites is not likely to have a material adverse effect on our business, financial condition or results of operations.

Guarantees — We have guaranteed the repayment of up to £10 million ($15.5 million) of the debt of FBS Limited, an unconsolidated affiliate, which expires December 31, 2012. See discussion of this commitment in Note 3 to our fiscal year 2011 Financial Statements.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — TAXES

Our income tax expense increased from a benefit of $11.8 million and a provision of $0.1 million for the three and nine months ended December 31, 2010, respectively, to provisions of $7.1 million and $11.8 million for the three and nine months ended December 31, 2011, respectively. Our effective tax rate for the nine months ended December 31, 2011 includes a benefit due to the revaluation of our deferred taxes as a result of the enactment of a tax rate reduction of 2% in the United Kingdom effective April 1, 2012. The nine months ended December 31, 2011 reflect the tax implications of a restructuring that was effective November 1, 2010. As a result of this restructuring, most U.S. tax on offshore profits will be deferred until the profits are repatriated. For the three and nine months ended December 31, 2010, we recorded a net reduction of our provision for income taxes of $16.6 million and $17.4 million, respectively, primarily due to the reversal of deferred tax balances recorded in prior years. Excluding this reduction, our effective tax rates were 15.6% and 17.0% for the three and nine months ended December 31, 2010, respectively.

Our effective tax rate was also impacted by the permanent reinvestment outside the U.S. of foreign earnings, upon which no U.S. tax has been provided, and by the amount of our foreign source income and our ability to realize foreign tax credits.

During the three months ended December 31, 2011 and 2010, we accrued tax contingency related items totaling $0.9 million and $1.0 million, respectively. During the nine months ended December 31, 2011 and 2010, we accrued tax contingency related items totaling $2.5 million and $2.7 million, respectively.

As of December 31, 2011, there were $14.2 million of unrecognized tax benefits, all of which would have an impact on our effective tax rate, if recognized. For the three months ended December 31, 2011 and 2010, we accrued interest and penalties of $0.2 million and $0.1 million, respectively, and for both the nine months ended December 31, 2011 and 2010, we accrued interest and penalties of $0.4 million in connection with uncertain tax positions.

Note 9 — EMPLOYEE BENEFIT PLANS

Pension Plans

The following table provides a detail of the components of net periodic pension cost (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Service cost for benefits earned during the period	$1,577	$1,354	$4,825	$3,966
Interest cost on pension benefit obligation	6,960	6,760	21,294	19,800
Expected return on assets	(7,228)	(6,783)	(22,114)	(19,870)
Amortization of unrecognized losses	1,329	1,325	4,066	3,882

Net periodic pension cost	$2,638	$2,656	$8,071	$7,778

We pre-funded our contributions of $16.0 million to our U.K. Staff pension plan for fiscal year 2012 in the last quarter of fiscal year 2011. The current estimate of our cash contributions to our Norwegian pension plan and U.K. expatriate plan for fiscal year 2012 are $6.0 million and $1.6 million, respectively, of which $5.6 million and $1.5 million, respectively, were paid during the nine months ended December 31, 2011.

Incentive Compensation

Stock–based compensation awards are currently made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (“2007 Plan”). A maximum of 2,400,000 shares of common stock, par value $.01 per share (“Common Stock”), are reserved. Awards granted under the 2007 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or Common Stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2011, 843,794 shares remained available for grant under the 2007 Plan.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We have a number of other incentive and stock option plans which are described in Note 10 to our fiscal year 2011 Financial Statements.

Stock-based compensation expense, which relates to stock options, restricted stock units and restricted stock awards, totaled $2.2 million and $2.8 million for the three months ended December 31, 2011 and 2010, respectively, and totaled $9.7 million and $10.8 million for the nine months ended December 31, 2011 and 2010, respectively. Stock-based compensation expense has been allocated to our various business units.

During the nine months ended December 31, 2011, we awarded 185,461 shares of restricted stock at an average grant date fair value of $44.17 per share, which includes 20,276 shares granted to non-employee members of our board of directors. We account for awards to our non-employee directors similar to awards to employees and recognize compensation expense equal to the fair value of the awards granted over a six month vesting period.

On August 3, 2011, we amended our policy to allow non-employee directors to elect to receive up to 50 percent of their annual restricted stock unit award in cash. As this election was made prior to the actual award, the cash portion of the award is accounted for separate from the stock portion. The cash award is accounted for as a liability award with compensation expense being recognized for the eventual cash payout at the end of the six month terms over the six month service periods. One non-employee director made this election and we recognized expense of $0.1 million for the nine months ended December 31, 2011.

Also during the nine months ended December 31, 2011, 259,521 stock options were granted to employees. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the nine months ended December 31, 2011:

Risk free interest rate	1.52%
Expected life (years)	6
Volatility	47.05%
Dividend yield	1.37%
Weighted average exercise price of options granted	$43.79 per option
Weighted average grant-date fair value of options granted	$17.32 per option

Performance cash awards vest and pay out in cash three years after the date of grant at varying levels depending on our performance in Total Shareholder Return against a peer group of companies. These awards were designed to tie a significant portion of total compensation to performance. One of the effects of this type of compensation is that it requires liability accounting which can result in volatility in earnings. The liability recorded for these awards as of December 31 and March 31, 2011 was $5.3 million and $1.7 million, respectively, and represents an accrual based on the fair value of the awards on those dates. The increase in the liability during the nine months ended December 31, 2011 is recognized as compensation expense and primarily resulted from an increase in the fair value of the awards driven by superior stock price performance compared to the peer group during the period as well as a new award in June 2011. Any changes in fair value of the awards in future quarters will increase or decrease the liability and impact operating results in those periods. The affect, either positive or negative, on future period earnings can vary based on factors including changes in our stock price or the stock prices of the peer group companies, as well as changes in other market and company-specific assumptions that are factored into the calculation of fair value of the performance cash awards.

Compensation expense recorded related to the performance cash awards during the three months ended December 31, 2011 and 2010 was $0.6 million and $3.0 million, respectively, and nine months ended December 31, 2011 and 2010 was $3.6 million and $3.3 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 10 — COMPREHENSIVE INCOME, DIVIDENDS, SHARE REPURCHASES AND EARNINGS PER SHARE

Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income	$26,485	$42,314	$50,665	$102,070
Other comprehensive income (loss):
Currency translation adjustments	(472)	(818)	(11,832)	9,010
Unrealized gain (loss) on cash flow hedges	—	(455)	(2,150)	405

Total comprehensive income (loss)	$26,013	$41,041	$36,683	$111,485

Dividends

On May 4, August 3 and November 2, 2011, our board of directors declared dividends of $0.15 per share of Common Stock. The dividends of $5.4 million each were paid on June 10, September 12 and December 12, 2011 to shareholders of record on May 20, August 15 and November 18, 2011, respectively. On February 1, 2012, our board of directors approved another dividend of $0.15 per share of Common Stock, payable on March 15, 2012 to shareholders of record on March 1, 2012. The declaration of future dividends is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments.

Share Repurchases

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. The timing and method of any repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

On December 15, 2011, we entered into an accelerated share repurchase agreement with an independent financial institution under which we paid $25.1 million to purchase 509,520 shares of our Common Stock. The effective per share purchase prices will be based generally on the average of the daily volume weighted average prices per share of our Common Stock, less a discount, calculated during an averaging period which began December 20, 2011 and will last up to three months.

The total share repurchase amount will not be known until the averaging period ends and a final settlement occurs. Upon final settlement, we will either receive additional shares of Common Stock or be required to remit a settlement amount, in cash or Common Stock, at our option. We recorded the $25.1 million payment as treasury stock in our consolidated balance sheet as of December 31, 2011. Shares outstanding used to calculate earnings per share during the three and nine months ended December 31, 2011, reflect the repurchase of shares when they were delivered.

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Options:
Outstanding	520,722	535,472	270,450	468,532
Weighted average exercise price	$36.88	$31.47	$30.16	$31.68
Restricted stock units:
Outstanding	80,040	83,940	81,363	85,238
Weighted average price	$46.83	$46.81	$46.82	$46.80
Restricted stock awards:
Outstanding	—	—	461	7,738
Weighted average price	$—	$—	$48.14	$36.21

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income available to common stockholders (in thousands):
Income available to common stockholders – basic	$25,532	$41,759	$49,288	$101,447
Interest expense on assumed conversion of 3% Convertible Senior Notes, net of tax (1)	—	—	—	—

Income available to common stockholders – diluted	$25,532	$41,759	$49,288	$101,447

Shares:
Weighted average number of common shares outstanding – basic	36,083,449	36,204,121	36,154,754	35,984,029
Assumed conversion of 3% Convertible Senior Notes outstanding during the period (1)	—	—	—	—
Net effect of dilutive stock options, restricted stock units and restricted stock awards based on the treasury stock method	634,351	711,124	690,824	699,979

Weighted average number of common shares outstanding – diluted	36,717,800	36,915,245	36,845,578	36,684,008

Basic earnings per common share	$0.71	$1.15	$1.36	$2.82

Diluted earnings per common share	$0.70	$1.13	$1.34	$2.77

(1)

Diluted earnings per common share for the three and nine months ended December 31, 2011 and 2010 excludes approximately 1.5 million potentially dilutive shares initially issuable upon the conversion of our 3% Convertible Senior Notes. The 3% Convertible Senior Notes will be convertible, under certain circumstances, using a net share settlement process, into a combination of cash and our Common Stock. As of December 31, 2011, the base conversion price of the notes was approximately $76.56, based on the base conversion rate of 13.0609 shares of Common Stock per $1,000 principal amount of convertible notes (subject to adjustment in certain circumstances, including the payment of dividends). In general, upon conversion of a note, the holder will receive cash equal to the principal amount of the note and Common Stock to the extent of the note’s conversion value in excess of such principal amount. In addition, if at the time of conversion the applicable price of our Common Stock exceeds the base conversion price, holders will receive up to an additional 8.4049 shares of our Common Stock per $1,000 principal amount of notes, as determined pursuant to a specified formula. Such shares did not impact our calculation of diluted earnings per share for three and nine months ended December 31, 2011 and 2010 as our stock price did not meet or exceed the base conversion price.

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

The following shows reportable segment information for the three and nine months ended December 31, 2011 and 2010 and as of December 31 and March 31, 2011, where applicable, reconciled to consolidated totals, and prepared on the same basis as our condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Segment gross revenue from external clients:
Europe	$134,442	$129,705	$408,966	$348,469
West Africa	69,867	53,725	188,415	170,931
North America	42,718	45,589	134,679	153,598
Australia	35,842	41,440	114,460	114,095
Other International	38,175	41,865	109,789	110,979
Corporate and other	10,291	5,545	27,123	24,594

Total segment gross revenue	$331,335	$317,869	$983,432	$922,666

Intrasegment gross revenue:
Europe	$87	$123	$322	$645
West Africa	—	—	—	—
North America	26	40	564	123
Australia	227	—	462	—
Other International	—	—	—	—
Corporate and other	51	848	(273)	1,062

Total intrasegment gross revenue	$391	$1,011	$1,075	$1,830

Consolidated gross revenue reconciliation:
Europe	$134,529	$129,828	$409,288	$349,114
West Africa	69,867	53,725	188,415	170,931
North America	42,744	45,629	135,243	153,721
Australia	36,069	41,440	114,922	114,095
Other International	38,175	41,865	109,789	110,979
Corporate and other	10,342	6,393	26,850	25,656
Intrasegment eliminations	(391)	(1,011)	(1,075)	(1,830)

Total consolidated gross revenue	$331,335	$317,869	$983,432	$922,666

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe	$3,492	$3,490	$8,816	$8,230
Other International	(391)	1,854	(3,766)	1,184
Corporate and other	—	(3)	7	(59)

Total earnings from unconsolidated affiliates, net of losses – equity method investments	$3,101	$5,341	$5,057	$9,355

Consolidated operating income (loss) reconciliation:
Europe	$20,792	$25,470	$67,627	$65,381
West Africa	18,130	15,995	45,481	48,789
North America	1,834	1,917	5,989	16,129
Australia	3,139	7,139	8,239	21,185
Other International	12,453	11,595	26,452	24,962
Corporate and other	(9,930)	(15,444)	(61,175)	(40,151)
Gain (loss) on disposal of assets	(2,865)	(33)	(3,060)	3,582

Total consolidated operating income	$43,553	$46,639	$89,553	$139,877

Depreciation and amortization:
Europe	$7,667	$7,182	$23,589	$19,389
West Africa	3,155	2,615	9,669	8,060
North America	3,150	3,751	12,784	12,327
Australia	2,873	3,002	8,811	8,359
Other International	4,506	3,330	12,539	9,607
Corporate and other	1,358	1,458	3,456	3,895

Total depreciation and amortization	$22,709	$21,338	$70,848	$61,637

	December 31, 2011	March 31, 2011
Identifiable assets:
Europe	$799,315	$856,448
West Africa	384,589	354,154
North America	258,474	302,081
Australia	309,659	288,036
Other International	612,672	602,243
Corporate and other	401,308	272,392

Total identifiable assets (1)	$2,766,017	$2,675,354

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2011	March 31, 2011
Investments in unconsolidated affiliates – equity method investments:
Europe	$9,668	$11,508
Other International	184,357	190,736

Total investments in unconsolidated affiliates – equity method investments	$194,025	$202,244

(1)

Includes $141.1 million and $112.4 million, respectively, of construction in progress within property and equipment on our condensed consolidated balance sheets as of December 31 and March 31, 2011, respectively, which primarily represents progress payments on aircraft to be delivered in future periods.

Note 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the 7 1/2% Senior Notes due 2017, the 6 1/8% Senior Notes, which we redeemed on December 23, 2010, and the 3% Convertible Senior Notes, certain of our U.S. subsidiaries (the “Guarantor Subsidiaries”) fully, unconditionally, jointly and severally guaranteed the payment obligations under these notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income and statements of cash flows for Bristow Group Inc. (“Parent Company Only”), for the Guarantor Subsidiaries and for our other subsidiaries (the “Non-Guarantor Subsidiaries”). We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$64,269	$267,066	$—	$331,335
Intercompany revenue	904	15,944	—	(16,848)	—

	904	80,213	267,066	(16,848)	331,335

Operating expense:
Direct cost and reimbursable expense	—	51,848	181,693	—	233,541
Intercompany expenses	—	—	16,848	(16,848)	—
Depreciation and amortization	888	8,252	13,569	—	22,709
General and administrative	8,245	5,279	18,244	—	31,768

	9,133	65,379	230,354	(16,848)	288,018

Gain (loss) on disposal of assets	—	1,568	(4,433)	—	(2,865)
Earnings from unconsolidated affiliates, net of losses	21,543	—	3,101	(21,543)	3,101

Operating income (loss)	13,314	16,402	35,380	(21,543)	43,553

Interest income	24,216	10	126	(24,223)	129
Interest expense	(9,192)	—	(24,787)	24,223	(9,756)
Other income (expense), net	19	1	(343)	—	(323)

Income before provision for income taxes	28,357	16,413	10,376	(21,543)	33,603
Allocation of consolidated income taxes	(2,808)	(1,646)	(2,664)	—	(7,118)

Net income	25,549	14,767	7,712	(21,543)	26,485
Net income attributable to noncontrolling interests	(17)	—	(936)	—	(953)

Net income attributable to Bristow Group	$25,532	$14,767	$6,776	$(21,543)	$25,532

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$200,618	$782,814	$—	$983,432
Intercompany revenue	2,459	39,823	—	(42,282)	—

	2,459	240,441	782,814	(42,282)	983,432

Operating expense:
Direct cost and reimbursable expense	—	135,552	564,150	—	699,702
Intercompany expenses	—	—	42,282	(42,282)	—
Impairment of inventories	—	8,778	15,832	—	24,610
Depreciation and amortization	2,647	27,338	40,863	—	70,848
General and administrative	30,046	16,638	54,032	—	100,716

	32,693	188,306	717,159	(42,282)	895,876

Gain (loss) on disposal of assets	—	1,321	(4,381)	—	(3,060)
Earnings from unconsolidated affiliates, net of losses	36,688	—	5,057	(36,688)	5,057

Operating income (loss)	6,454	53,456	66,331	(36,688)	89,553

Interest income	71,805	190	427	(71,969)	453
Interest expense	(27,989)	—	(72,150)	71,969	(28,170)
Other income (expense), net	80	193	335	—	608

Income (loss) before provision for income taxes	50,350	53,839	(5,057)	(36,688)	62,444
Allocation of consolidated income taxes	(1,015)	(6,792)	(3,972)	—	(11,779)

Net income (loss)	49,335	47,047	(9,029)	(36,688)	50,665
Net income attributable to noncontrolling interests	(47)	—	(1,330)	—	(1,377)

Net income (loss) attributable to Bristow Group	$49,288	$47,047	$(10,359)	$(36,688)	$49,288

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Three Months Ended December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$71,669	$246,200	$—	$317,869
Intercompany revenue	—	12,218	—	(12,218)	—

	—	83,887	246,200	(12,218)	317,869

Operating expense:
Direct cost and reimbursable expense	9	51,135	170,341	—	221,485
Intercompany expenses	41	—	12,177	(12,218)	—
Depreciation and amortization	561	8,004	12,773	—	21,338
General and administrative	10,378	5,810	17,527	—	33,715

	10,989	64,949	212,818	(12,218)	276,538

Gain on disposal of assets	—	7	(40)	—	(33)
Earnings from unconsolidated affiliates, net of losses	30,115	—	5,467	(30,241)	5,341

Operating income	19,126	18,945	38,809	(30,241)	46,639

Interest income	21,490	256	164	(21,493)	417
Interest expense	(13,574)	(68)	(21,624)	21,493	(13,773)
Other income (expense), net	(2,339)	301	(754)	—	(2,792)

Income before provision for income taxes	24,703	19,434	16,595	(30,241)	30,491
Allocation of consolidated income taxes	17,069	(1,879)	(3,367)	—	11,823

Net income	41,772	17,555	13,228	(30,241)	42,314
Net income attributable to noncontrolling interests	(13)	—	(542)	—	(555)

Net income attributable to Bristow Group	$41,759	$17,555	$12,686	$(30,241)	$41,759

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Income

Nine Months Ended December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Gross revenue	$—	$225,679	$696,987	$—	$922,666
Intercompany revenue	—	30,089	—	(30,089)	—

	—	255,768	696,987	(30,089)	922,666

Operating expense:
Direct cost and reimbursable expense	(931)	150,918	488,970	—	638,957
Intercompany expenses	41	—	30,048	(30,089)	—
Depreciation and amortization	1,700	23,746	36,191	—	61,637
General and administrative	27,705	17,004	50,423	—	95,132

	28,515	191,668	605,632	(30,089)	795,726

Gain on disposal of assets	—	1,859	1,723	—	3,582
Earnings from unconsolidated affiliates, net of losses	92,824	—	10,173	(93,642)	9,355

Operating income	64,309	65,959	103,251	(93,642)	139,877

Interest income	61,272	289	588	(61,272)	877
Interest expense	(35,631)	(136)	(61,768)	61,272	(36,263)
Other income (expense), net	(2,355)	184	(217)	—	(2,388)

Income before provision for income taxes	87,595	66,296	41,854	(93,642)	102,103
Allocation of consolidated income taxes	13,896	(6,481)	(7,448)	—	(33)

Net income	101,491	59,815	34,406	(93,642)	102,070
Net income attributable to noncontrolling interests	(44)	—	(579)	—	(623)

Net income attributable to Bristow Group	$101,447	$59,815	$33,827	$(93,642)	$101,447

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$110,319	$2,516	$132,073	$—	$244,908
Accounts receivable	12,986	84,691	198,830	(55,558)	240,949
Inventories	—	59,335	97,986	—	157,321
Assets held for sale	—	2,228	28,417	—	30,645
Prepaid expenses and other current assets	296	2,963	38,315	(29,769)	11,805

Total current assets	123,601	151,733	495,621	(85,327)	685,628

Intercompany investment	1,241,354	111,434	—	(1,352,788)	—
Investment in unconsolidated affiliates	—	150	199,751	—	199,901
Intercompany notes receivable	1,062,419	—	(1,633)	(1,060,786)	—
Property and equipment - at cost:
Land and buildings	503	48,741	30,040	—	79,284
Aircraft and equipment	14,423	917,266	1,285,765	—	2,217,454

	14,926	966,007	1,315,805	—	2,296,738
Less: Accumulated depreciation and amortization	(6,071)	(180,080)	(291,129)	—	(477,280)

	8,855	785,927	1,024,676	—	1,819,458
Goodwill	—	4,755	24,366	—	29,121
Other assets	121,335	4,305	166,613	(260,344)	31,909

Total assets	$2,557,564	$1,058,304	$1,909,394	$(2,759,245)	$2,766,017

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$1,202	$22,921	$64,337	$(50,288)	$38,172
Accrued liabilities	21,453	22,122	96,498	(35,033)	105,040
Current deferred taxes	(2,775)	(182)	9,121	—	6,164
Short-term borrowings and current maturities of long-term debt	12,188	—	2,705	—	14,893

Total current liabilities	32,068	44,861	172,661	(85,321)	164,269

Long-term debt, less current maturities	796,701	—	21,192	—	817,893
Intercompany notes payable	—	349,647	812,174	(1,161,821)	—
Accrued pension liabilities	—	—	97,222	—	97,222
Other liabilities and deferred credits	5,393	7,967	161,268	(160,308)	14,320
Deferred taxes	130,304	8,277	10,259	—	148,840

Stockholders’ investment:
Common stock	362	4,996	22,826	(27,822)	362
Additional paid-in-capital	699,472	9,290	471,145	(480,435)	699,472
Retained earnings	984,573	633,266	40,452	(673,718)	984,573
Accumulated other comprehensive income (loss)	(67,747)	—	93,468	(169,820)	(144,099)
Treasury shares	(25,085)	—	—	—	(25,085)

Total Bristow Group Inc. stockholders’ investment	1,591,575	647,552	627,891	(1,351,795)	1,515,223
Noncontrolling interests	1,523	—	6,727	—	8,250

Total stockholders’ investment	1,593,098	647,552	634,618	(1,351,795)	1,523,473

Total liabilities and stockholders’ investment	$2,557,564	$1,058,304	$1,909,394	$(2,759,245)	$2,766,017

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,075	$5,233	$87,053	$—	$116,361
Accounts receivable	19,283	77,690	203,286	(37,740)	262,519
Inventories	—	85,937	110,270	—	196,207
Assets held for sale	—	1,488	30,068	—	31,556
Prepaid expenses and other current assets	438	9,017	32,646	(19,983)	22,118

Total current assets	43,796	179,365	463,323	(57,723)	628,761

Intercompany investment	1,249,822	111,435	—	(1,361,257)	—
Investment in unconsolidated affiliates	—	150	208,484	—	208,634
Intercompany notes receivable	978,221	—	(7,342)	(970,879)	—
Property and equipment - at cost:
Land and buildings	210	53,448	44,396	—	98,054
Aircraft and equipment	11,901	810,758	1,293,600	—	2,116,259

	12,111	864,206	1,337,996	—	2,214,313
Less: Accumulated depreciation and amortization	(3,424)	(165,212)	(277,795)	—	(446,431)

	8,687	698,994	1,060,201	—	1,767,882
Goodwill	—	4,755	27,292	—	32,047
Other assets	124,770	4,477	179,936	(271,153)	38,030

Total assets	$2,405,296	$999,176	$1,931,894	$(2,661,012)	$2,675,354

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$1,569	$15,097	$57,734	$(17,428)	$56,972
Accrued liabilities	17,513	22,903	81,885	(20,384)	101,917
Current deferred taxes	1,336	(81)	10,921	—	12,176
Short-term borrowings and current maturities of long-term debt	5,000	—	3,979	—	8,979

Total current liabilities	25,418	37,919	154,519	(37,812)	180,044

Long-term debt, less current maturities	674,629	—	23,853	—	698,482
Intercompany notes payable	—	318,190	772,420	(1,090,610)	—
Accrued pension liabilities	—	—	99,645	—	99,645
Other liabilities and deferred credits	5,862	8,251	187,202	(171,206)	30,109
Deferred taxes	119,297	9,122	19,880	—	148,299

Stockholders’ investment:
Common stock	363	4,996	22,852	(27,848)	363
Additional paid-in-capital	689,795	9,552	470,883	(480,435)	689,795
Retained earnings	951,660	611,146	77,281	(688,427)	951,660
Accumulated other comprehensive income (loss)	(63,186)	—	97,743	(164,674)	(130,117)

Total Bristow Group Inc. stockholders’ investment	1,578,632	625,694	668,759	(1,361,384)	1,511,701
Noncontrolling interests	1,458	—	5,616	—	7,074

Total stockholders’ investment	1,580,090	625,694	674,375	(1,361,384)	1,518,775

Total liabilities and stockholders’ investment	$2,405,296	$999,176	$1,931,894	$(2,661,012)	$2,675,354

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(24,226)	$67,176	$150,992	$—	$193,942

Cash flows from investing activities:
Capital expenditures	(2,505)	(158,437)	(89,483)	—	(250,425)
Proceeds from asset dispositions	—	71,672	31,865	—	103,537

Net cash used in investing activities	(2,505)	(86,765)	(57,618)	—	(146,888)

Cash flows from financing activities:
Proceeds from borrowings	159,300	—	693	—	159,993
Debt issuance costs	(871)	—	—	—	(871)
Repayment of debt and debt redemption premiums	(32,500)	—	(3,714)	—	(36,214)
Dividends paid	35,161	(24,927)	(26,470)	—	(16,236)
Increases (decreases) in cash related to intercompany advances and debt	(25,724)	42,061	(16,337)	—	—
Partial prepayment of put/call obligation	(47)	—	—	—	(47)
Acquisition of noncontrolling interest	—	(262)	—	—	(262)
Repurchase of Common Stock	(25,085)	—	—	—	(25,085)
Issuance of Common Stock	2,611	—	—	—	2,611
Tax benefit related to stock-based compensation	130	—	—	—	130

Net cash provided by (used in) financing activities	112,975	16,872	(45,828)	—	84,019
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,526)	—	(2,526)

Net increase (decrease) in cash and cash equivalents	86,244	(2,717)	45,020	—	128,547
Cash and cash equivalents at beginning of period	24,075	5,233	87,053	—	116,361

Cash and cash equivalents at end of period	$110,319	$2,516	$132,073	$—	$244,908

BRISTOW GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(46,074)	$24,656	$137,535	$(718)	$115,399

Cash flows from investing activities:
Capital expenditures	(2,378)	(30,957)	(89,413)	—	(122,748)
Deposit on asset held for sale	—	1,000	—	—	1,000
Proceeds from sale of joint ventures	—	—	1,291	—	1,291
Proceeds from asset dispositions	—	11,281	5,894	—	17,175

Net cash used in investing activities	(2,378)	(18,676)	(82,228)	—	(103,282)

Cash flows from financing activities:
Proceeds from borrowings	243,000	8,050	1,963	—	253,013
Debt issuance costs	(3,339)	—	—	—	(3,339)
Repayment of debt and debt redemption premiums	(230,000)	—	(16,553)	—	(246,553)
Dividends paid	21,535	(11,500)	(10,035)	—	—
Distributions to noncontrolling interest owners	—	—	(637)	—	(637)
Increases (decreases) in cash related to intercompany advances and debt	12,600	(4,364)	(8,236)	—	—
Partial prepayment of put/call obligation	(44)	—	—	—	(44)
Acquisition of noncontrolling interest	—	—	(800)	—	(800)
Issuance of Common Stock	754	—	—	—	754
Tax benefit related to stock-based compensation	230	—	—	—	230

Net cash provided by (used in) financing activities	44,736	(7,814)	(34,298)	—	2,624
Effect of exchange rate changes on cash and cash equivalents	3,835	—	4,494	—	8,329

Net increase (decrease) in cash and cash equivalents	119	(1,834)	25,503	(718)	23,070
Cash and cash equivalents at beginning of period	16,555	1,834	59,404	—	77,793

Cash and cash equivalents at end of period	$16,674	$—	$84,907	$(718)	$100,863

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bristow Group Inc.:

We have reviewed the condensed consolidated balance sheet of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2011 and the related condensed consolidated statements of income for the three- and nine-month periods ended December 31, 2011 and 2010, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

February 2, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “fiscal year 2011 Annual Report”) and the MD&A contained therein. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended December 31, 2011 and 2010, respectively, and the terms “Current Period” and “Comparable Period” refer to the nine months ended December 31, 2011 and 2010, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2012 is referred to as “fiscal year 2012.”

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

You should consider the following key factors when evaluating these forward-looking statements:

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that the major oil companies do not continue to expand internationally;

•	the possibility of significant changes in foreign exchange rates and controls;

•	general economic conditions including the capital and credit markets;

•	the possibility that we may be unable to acquire additional aircraft due to limited availability or unable to exercise aircraft purchase options;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	the possibility that we may be unable to obtain financing or we may be unable to draw on our credit facilities;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand; and

•	the possibility that we do not achieve the anticipated benefit of our fleet capacity expansion program.

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

Executive Overview

This Executive Overview only includes what management considers to be the most important information and analysis for evaluating our financial condition and operating performance. It provides the context for the discussion and analysis of the financial statements and does not disclose every item impacting our financial condition and operating performance.

General

We are the leading provider of helicopter services to the worldwide offshore energy industry based on the number of aircraft operated and one of two helicopter service providers to the offshore energy industry with global operations. We have a long history in the helicopter services industry through Bristow Helicopters Ltd. and Offshore Logistics, Inc., having been founded in 1955 and 1969, respectively. We have major transportation operations in the North Sea, Nigeria and the U.S. Gulf of Mexico, and in most of the other major offshore oil and gas producing regions of the world, including Alaska, Australia, Brazil, Russia and Trinidad. We generated 82% and 96% of our consolidated operating revenue and business unit operating income, respectively, from operations outside of the U.S. during the Current Period.

We conduct our business in one segment: Helicopter Services. The Helicopter Services segment operations are conducted primarily through five business units:

•	Europe,

•	West Africa,

•	North America,

•	Australia, and

•	Other International.

We provide helicopter services to a broad base of major integrated, national and independent oil and gas companies. Our clients charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our clients also charter our helicopters to transport time-sensitive equipment to these offshore locations. In addition to our primary Helicopter Services operations, we also operate a training business unit, Bristow Academy, and provide technical services to clients in the U.S. and U.K. As of December 31, 2011, we operated 364 aircraft (including 323 owned aircraft and 41 leased aircraft; 16 of the owned aircraft are held for sale) and our unconsolidated affiliates operated 186 aircraft in addition to those aircraft leased from us.

The chart below presents (1) the number of helicopters in our fleet and their distribution among the business units of our Helicopter Services segment as of December 31, 2011; (2) the number of helicopters which we had on order or under option as of December 31, 2011; and (3) the percentage of operating revenue that each of our business units provided during the Current Period. For additional information regarding our commitments and options to acquire aircraft, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Period	Aircraft in Consolidated Fleet
	Operating	Helicopters				Fixed		Unconsolidated
	Revenue	Small	Medium	Large	Training	Wing	Total(1)	Affiliates (2)	Total
Europe	37%	—	15	42	—	—	57	64	121
West Africa	21%	12	25	7	—	4	48	—	48
North America	15%	67	24	2	—	—	93	—	93
Australia	12%	2	10	18	—	—	30	—	30
Other International	12%	5	44	16	—	—	65	122	187
Corporate and other	3%	—	—	—	71	—	71	—	71

Total	100%	86	118	85	71	4	364	186	550

Aircraft not currently in fleet: (3)
On order		—	—	16	—	—	16
Under option		—	12	28	—	—	40

(1)	Includes 16 aircraft held for sale and 41 leased aircraft as follows:

	Held for Sale Aircraft in Consolidated Fleet
	Helicopters				Fixed
	Small	Medium	Large	Training	Wing	Total
Europe	—	2	3	—	—	5
West Africa	2	1	—	—	—	3
North America	—	1	—	—	—	1
Australia	—	1	3	—	—	4
Other International	—	3	—	—	—	3
Corporate and other	—	—	—	—	—	—

Total	2	8	6	—	—	16

	Leased Aircraft in Consolidated Fleet
	Helicopters				Fixed
	Small	Medium	Large	Training	Wing	Total
Europe	—	—	3	—	—	3
West Africa	—	—	—	—	1	1
North America	1	9	2	—	—	12
Australia	2	—	—	—	—	2
Other International	—	—	—	—	—	—
Corporate and other	—	—	—	23	—	23

Total	3	9	5	23	1	41

(2)	The 186 aircraft operated by our unconsolidated affiliates do not include aircraft leased from us.
(3)	This table does not reflect aircraft which our unconsolidated affiliates may have on order or under option.

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

	Current Period	Fiscal Year Ended March 31,
		2011	2010	2009	2008	2007
LACE	155	153	159	164	161	156
LACE Rate (in millions)	$7.42	$7.15	$6.49	$6.14	$5.72	$4.92

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

Capital Allocation Strategy

Our capital allocation strategy is based on three principles as follows:

•

Prudent balance sheet management. Throughout our corporate and business unit management, we proactively manage our capital allocation plan with a concentration on achieving business growth and improving rates of return, within the dictates of prudent balance sheet management. We have funded our successful growth plan and maintained adequate liquidity by raising approximately $1.4 billion of debt and equity by means of both public and private financings since fiscal year 2007, and we intend to continue managing our capital structure and liquidity position relative to our commitments with external financings when necessary and through the use of operating leases. Our adjusted debt to total equity ratio and total liquidity were 73.0% and $335.0 million, respectively, and 63.0% and $260.7 million, respectively, as of December 31 and March 31, 2011. Adjusted debt includes the net present value of operating leases totaling $165.0 million and $132.3 million, respectively, letters of credit and guarantees totaling $17.1 million and $17.8 million, respectively, and the unfunded pension liability of $97.2 million and $99.6 million, respectively, as of December 31 and March 31, 2011.

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

•

Balanced shareholder return. We have invested $1.8 billion on capital expenditures to grow our business since fiscal year 2007. While we plan to continue to invest in new aircraft, we do not expect capital expenditures to continue at this level over the near term. Additionally, we have a new operating lease strategy whereby we expect total operating leases to account for 20-30% of LACE. We believe our liquidity position and cash flows from operations will be more than adequate to finance operating and maintenance expenditures, so we have considered our capital deployment alternatives for the future to deliver a more balanced return to our shareholders. On February 1, 2012, our board of directors approved our fourth consecutive quarterly dividend. On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. On December 15, 2011, we entered into an accelerated share repurchase agreement with an independent financial institution. We paid $25.1 million to purchase 509,520 shares of our Common Stock. The effective per share purchase prices will be based generally on the average of the daily volume weighted average prices per share of our Common Stock, less a discount, calculated during an averaging period which began on December 20, 2011 and will last up to three months. The total share repurchase amount will not be known until the averaging period ends and a final settlement occurs. Upon final settlement, we will either receive additional shares of our Common Stock or be required to remit a settlement amount, in cash or Common Stock, at our option. The timing and method of any additional repurchases under the program will depend on a variety of factors, is subject to our results of operations, financial condition, cash requirements and other factors and restrictions under applicable law and our debt instruments, and may be suspended or discontinued at any time.

Market Outlook

Our core business is providing helicopter services to the worldwide oil and gas industry. Our clients’ operating expenditures in the production sector are the principal source of our revenue, while their exploration and development capital expenditures provide a lesser portion of our revenue. Our clients typically base their capital expenditure budgets on their long-term commodity price expectations and not exclusively on the current spot price. In 2009, the credit, equity and commodity markets were quite volatile causing many of our oil and gas company clients to reduce capital spending plans and defer projects. Growing confidence among our clients has led to increased capital expenditure budgets resulting in some larger projects moving ahead that were previously on hold. This led to the recovery in our fiscal year 2011 financial performance and continued slow and steady growth in fiscal year 2012.

While we are cautiously optimistic that the economic conditions will continue to recover in the remainder of fiscal year 2012 and in fiscal year 2013, we continue to seek ways to reduce costs and work with our clients to improve the efficiency of their operations. Our global operations and critical mass of helicopters provide us with geographic and client diversity which helps mitigate risks associated with a single market or client. This economic recovery should lead to accelerated expansion in fiscal year 2013 and beyond and increased demand in many of our core markets.

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

Brazil continues to represent a significant part of our positive growth outlook. The recent discovery of pre-salt deepwater fields in Brazil along with the national mandate to significantly increase its production over the next five years will necessitate investment in infrastructure and associated services. As a result, we anticipate and have begun to enjoy growth in both international oil companies and Petrobras activity as they ramp up their procurement of helicopters services. Since 2009, Petrobras procured 20 large aircraft as they renewed their fleet and added incremental capacity in this category. Further, Petrobras has recently issued a tender for over 25 medium sized aircraft of which a significant portion could be incremental capacity. Líder Táxi Aéreo (“Líder”), our investment in Brazil, was awarded contracts for 14 medium aircraft, which is the maximum amount possible. Seven commenced in fiscal year 2012 with the other seven commencing in fiscal year 2013. Aircraft being procured in this market tend to be newer and more sophisticated which is aligned with both Bristow Group’s “Client Promise” and Líder’s “Decolar” Service Differentiation Programs. More recently, Petrobras has announced a requirement for approximately eight to ten large aircraft. The above growth trend is anticipated to continue to keep pace with Brazil’s national production policies.

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

Despite the current competitive environments in these markets as well as the regulatory environment in Nigeria, we expect the lost revenue to eventually be offset by new contract awards with other clients and increased ad hoc flying in these regions. However, in order to properly and fully embrace new regulations, we have agreed in principle to make a number of key changes to our operating model in Nigeria, while maintaining safety as our number one priority at all times. These changes are still being finalized, with the objectives of these changes being (i) allowing each of BHNL and PAAN to have more autonomy over its own flight operations, (ii) providing technical aviation maintenance services through a new wholly-owned Bristow Group entity, BGI Aviation Technical Services (“BATS”), (iii) enabling BHNL and PAAN to operate freely in the market place each as a completely separate entity with its own distinct identity, management and workforce, and (iv) each of BHNL, PAAN and BATS committing to continue to apply and use all key Bristow Group standards and policies, including without limitation our Target Zero safety program, our Code of Business Integrity and our Operations Manuals. As a result of these changes, our ability to continue to consolidate BHNL and PAAN under the current accounting requirements could change. However, it is intended that achievement of these objectives should enable us to continue to be a successful and critical part of the Nigerian oil and gas and aviation industries.

We conduct business in various foreign countries, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. During the Current Period, our primary foreign currency exposure was related to the euro, the British pound sterling, the Australian dollar, the Nigerian naira and the Brazilian real. For details on this exposure and the related impact on our results of operations, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

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

During the Current Period, changes were made to our fleet strategy as a result of (1) a continued shift in demand for our aircraft to newer technology aircraft types, (2) the introduction of the Bristow Client Promise through which we will position Bristow as the premium service provider of offshore transportation services and (3) the introduction of BVA. The change in demand for our older aircraft has accelerated over the last few quarters as a result of a renewed focus on safety and reliability across the offshore energy industry after the Macondo oil spill in the U.S. Gulf of Mexico. The change in fleet strategy resulted in the determination that we will operate certain older types of aircraft for a shorter period than originally anticipated and led to the global review of spare parts inventories supporting our fleet. This review of inventories resulted in the identification of approximately $49 million of inventory that is dormant, obsolete or excess based on the review of our future inventory needs. As a result, we recorded an impairment charge of $24.6 million to write-down certain spare parts within inventories to lower of cost or market during the Current Period.

Results of Operations

The following table presents our operating results and other statement of income information for the applicable periods:

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)
Gross Revenue:
Operating revenue	$296,701	$282,607	$14,094	5.0%
Reimbursable revenue	34,634	35,262	(628)	(1.8)%

Total gross revenue	331,335	317,869	13,466	4.2%

Operating expense:
Direct cost	200,283	186,937	(13,346)	(7.1)%
Reimbursable expense	33,258	34,548	1,290	3.7%
Depreciation and amortization	22,709	21,338	(1,371)	(6.4)%
General and administrative	31,768	33,715	1,947	5.8%

	288,018	276,538	(11,480)	(4.2)%

Loss on disposal of assets	(2,865)	(33)	(2,832)	*
Earnings from unconsolidated affiliates, net of losses	3,101	5,341	(2,240)	(41.9)%

Operating income	43,553	46,639	(3,086)	(6.6)%
Interest expense, net	(9,627)	(13,356)	3,729	27.9%
Other income (expense), net	(323)	(2,792)	2,469	88.4%

Income before benefit (provision) for income taxes	33,603	30,491	3,112	10.2%
Benefit (provision) for income taxes	(7,118)	11,823	(18,941)	(160.2)%

Net income	26,485	42,314	(15,829)	(37.4)%
Net income attributable to noncontrolling interests	(953)	(555)	(398)	(71.7)%

Net income attributable to Bristow Group	$25,532	$41,759	$(16,227)	(38.9)%

Diluted earnings per share	$0.70	$1.13	$(0.43)	(38.1)%
Operating margin (1)	14.7%	16.5%	(1.8)%	(10.9)%
Flight hours (2)	50,849	58,291	(7,442)	(12.8)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$68,933	$64,435	$4,498	7.0%
Adjusted operating income	46,418	43,172	3,246	7.5%
Adjusted net income	27,790	26,285	1,505	5.7%
Adjusted diluted earnings per share	0.76	0.71	0.05	7.0%

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except per share amounts, percentages and flight hours)

Gross Revenue:
Operating revenue	$880,518	$841,153	$39,365	4.7%
Reimbursable revenue	102,914	81,513	21,401	26.3%

Total gross revenue	983,432	922,666	60,766	6.6%

Operating expense:
Direct cost	600,540	559,211	(41,329)	(7.4)%
Reimbursable expense	99,162	79,746	(19,416)	(24.3)%
Impairment of inventories	24,610	—	(24,610)	*
Depreciation and amortization	70,848	61,637	(9,211)	(14.9)%
General and administrative	100,716	95,132	(5,584)	(5.9)%

	895,876	795,726	(100,150)	(12.6)%

Gain (loss) on disposal of assets	(3,060)	3,582	(6,642)	*
Earnings from unconsolidated affiliates, net of losses	5,057	9,355	(4,298)	(45.9)%

Operating income	89,553	139,877	(50,324)	(36.0)%
Interest expense, net	(27,717)	(35,386)	7,669	21.7%
Other income (expense), net	608	(2,388)	2,996	125.5%

Income before provision for income taxes	62,444	102,103	(39,659)	(38.8)%
Provision for income taxes	(11,779)	(33)	(11,746)	*

Net income	50,665	102,070	(51,405)	(50.4)%
Net income attributable to noncontrolling interests	(1,377)	(623)	(754)	(121.0)%

Net income attributable to Bristow Group	$49,288	$101,447	$(52,159)	(51.4)%

Diluted earnings per share	$1.34	$2.77	$(1.43)	(51.6)%
Operating margin (1)	10.2%	16.6%	(6.4)%	(38.6)%
Flight hours (2)	160,910	180,318	(19,408)	(10.8)%

Non-GAAP financial measures: (3)
Adjusted EBITDA	$189,132	$195,221	$(6,089)	(3.1)%
Adjusted operating income	119,900	132,795	(12,895)	(9.7)%
Adjusted net income	71,089	82,133	(11,044)	(13.4)%
Adjusted diluted earnings per share	1.93	2.24	(0.31)	(13.8)%

*	percentage change not meaningful
(1)	Operating margin is calculated as operating income divided by operating revenue.
(2)	Excludes flight hours from Bristow Academy and unconsolidated affiliates.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Adjusted EBITDA	$68,933	$64,435	$189,132	$195,221
Gain (loss) on disposal of assets	(2,865)	(33)	(3,060)	3,582
Special items (1)	—	1,200	(24,610)	1,200
Interest expense	(9,756)	(13,773)	(28,170)	(36,263)
Depreciation and amortization	(22,709)	(21,338)	(70,848)	(61,637)
Benefit (provision) for income taxes	(7,118)	11,823	(11,779)	(33)

Net income	$26,485	$42,314	$50,665	$102,070

Adjusted operating income	$46,418	$43,172	$119,900	$132,795
Gain (loss) on disposal of assets	(2,865)	(33)	(3,060)	3,582
Special items (1)	—	3,500	(27,287)	3,500

Operating income	$43,553	$46,639	$89,553	$139,877

Adjusted net income	$27,790	$26,285	$71,089	$82,133
Gain (loss) on disposal of assets (2)	(2,258)	(27)	(2,482)	2,972
Special items (1) (2)	—	15,501	(19,319)	16,342

Net income attributable to Bristow Group	$25,532	$41,759	$49,288	$101,447

Adjusted earnings per share	$0.76	$0.71	$1.93	$2.24
Gain (loss) on disposal of assets (2)	(0.06)	—	(0.07)	0.08
Special items (1) (2)	—	0.42	(0.53)	0.45
Earnings per share	0.70	1.13	1.34	2.77

(1)	See information about special items under “Current Quarter Compared to Comparable Quarter” and “Current Period Compared to Comparable Period” below.
(2)	These amounts are presented after applying the appropriate tax effect to each item and dividing earnings per share by the weighted average shares outstanding during the related period.

Current Quarter Compared to Comparable Quarter

Our results for the Current Quarter included a $13.5 million, or 4.2%, increase in gross revenue over the Comparable Quarter primarily resulting from increased revenue from the addition of new contracts and improvements in overall flight activity in our Europe and West Africa business units.

This increase was partially offset by:

•

Decreased revenue in North America resulting from short-term work for BP in support of the spill control and monitoring effort in the Comparable Quarter and reduced activity as a result of the drilling moratorium in the U.S. Gulf of Mexico,

•	Decreased revenue in Australia resulting from the loss of a major contract that ended in May 2011 that to date has only been partially offset by new work, and

•	Decreased revenue in Other International primarily resulting from no longer providing maintenance and support services to our affiliates in Mexico and Brazil.

Despite the increase in operating revenue, our operating income, net income and diluted earnings per share for the Current Quarter decreased from the Comparable Quarter. These decreases primarily resulted from the following items that more than offset the benefit of the increased revenue in the Current Quarter:

•

A $2.2 million decrease in earnings from unconsolidated affiliates, primarily resulting from an unfavorable impact of foreign currency exchange rate changes on earnings from our investment in Líder in Brazil, which is reflected in our Other International business unit,

•	A $2.8 million increase in loss on disposal of assets due to $2.3 million of impairment charges recorded to reduce the carrying value of two aircraft held for sale during the Current Quarter, and

•	The inclusion of the following items in our results for the Comparable Quarter:

•

A reduction in maintenance expense (included in direct cost) associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third party provider.

•

The early retirement of the 6 1/8% Senior Notes in the Comparable Quarter, which resulted in a $2.3 million early redemption premium (included in other income (expense), net) and the write-off of $2.4 million of unamortized debt issuance costs (included in interest expense).

•	A reduction in tax expense of $16.6 million primarily related to adjustments to deferred tax liabilities that were no longer required as a result of the restructuring during the Comparable Period.

These items were identified as special items for the Comparable Quarter as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Three Months Ended December 31, 2010
	Adjusted Operating Income	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Power-by-the-hour credit	$3,500	$3,500	$2,894	$0.08
Retirement of 6 1/8% Senior Notes	—	(2,300)	(3,966)	(0.11)
Tax items	—	—	16,573	0.45

Total special items	$3,500	$1,200	$15,501	0.42

Excluding the loss on disposal of assets in the Current Quarter and Comparable Quarter, and the special items in the Comparable Quarter, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted diluted earnings per share increased 7.0%, 7.5%, 5.7% and 7.0%, respectively, primarily due to revenue growth.

Current Period Compared to Comparable Period

Our results for the Current Period included a $60.8 million, or 6.6%, increase in gross revenue over the Comparable Period primarily resulting from:

•

A favorable impact from changes in foreign currency exchange rates that increased gross revenue by $30.0 million and represented almost half of the increase in gross revenue (this primarily benefitted our revenue in Europe and Australia),

•	Increased revenue from the addition of new contracts and improvements in overall flight activity in our Europe and West Africa business units, and

•	Increased reimbursable revenue (primarily in Europe).

This increase was partially offset by decreased revenue in North America as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Period and reduced activity as a result of the drilling moratorium in the U.S. Gulf of Mexico.

Despite the increase in operating revenue, our operating income, net income and diluted earnings per share for the Current Period decreased from the Comparable Period. These decreases primarily resulted from the following items that more than offset the increased revenue in the Current Period:

•

A $24.6 million write-down of inventory spare parts to lower of cost or market as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated,

•

An impairment charge of $2.7 million recorded in depreciation and amortization resulting from the abandonment of certain assets located in Creole, Louisiana and used in North America business unit as we ceased operations from that location,

•

An increase in compensation cost for our employees recorded in the Current Period, primarily impacting our results in our Europe business unit. Increased compensation cost represented 44% of the $41.3 million increase in direct cost over the Comparable Period. The following items contributed to the increase:

•	$0.7 million in salary increases for engineers in Norway related to prior periods as a new agreement that included retroactive pay increases was finalized in the Current Period, and

•	$0.4 million in salary cost incurred in the Current Period to support operations after an aircraft was damaged in a hard landing in the Northern North Sea,

•

A $5.3 million increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report,

•	A $1.1 million charge recorded in our Australia business unit related to training cost on a new aircraft recently introduced in that market,

•

A $4.3 million decrease in earnings from unconsolidated affiliates, primarily resulting from an unfavorable impact of foreign currency exchange rate changes on earnings from our investment in Líder in Brazil, which is reflected in our Other International business unit, and

•

A loss on disposal of assets of $3.1 million during the Current Period compared to a gain on disposal of assets of $3.6 million in the Comparable Period. The disposal of assets of $3.1 million includes impairments charges of $2.7 million to reduce the carrying value of five aircraft held for sale during the Current Period.

Our results for the Comparable Period were significantly affected by the following items:

•

A reduction in maintenance expense (included in direct cost) associated with a credit resulting from the renegotiation of a “power-by-the-hour” contract for aircraft maintenance with a third party provider.

•

The early retirement of the 6 1/8% Senior Notes in the Comparable Period, which resulted in a $2.3 million early redemption premium (included in other income (expense), net) and the write-off of $2.4 million of unamortized debt issuance costs (included in interest expense), and

•	A reduction in tax expense of $17.3 million primarily related to adjustments to deferred tax liabilities that were no longer required as a result of the restructuring during the Comparable Period.

The significant impact of changes in foreign currency exchange rates on gross revenue was more than offset by a similar impact on operating expenses and a significant impact on earnings from unconsolidated affiliates, net of losses. Changes in foreign currency exchange rates decreased operating income, net income and diluted earnings per share by $5.3 million, $6.3 million and $0.14, respectively, compared to the Comparable Period.

The write-down of inventory spare parts and the impairment charge on the abandonment of assets at the Creole, Louisiana location have been identified as special items for the Current Period and the “power-by-the-hour” credit, early retirement of the 6 1/8% Senior Notes and reduction in tax expense as a result of the restructuring discussed above have been identified as special items for the Comparable Period as they are not considered by management to be part of our normal and recurring operations when assessing and measuring the operational and financial performance of the organization. The impact of these items on our adjusted operating income, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share is as follows:

	Nine Months Ended December 31, 2011
	Adjusted Operating Income	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Impairment of inventories	$(24,610)	$(24,610)	$(17,579)	$(0.48)
Impairment of assets in Creole, Louisiana	(2,677)	—	(1,740)	(0.05)

Total special items	$(27,287)	$(24,610)	$(19,319)	(0.53)

	Nine Months Ended December 31, 2010
	Adjusted Operating Income	Adjusted EBITDA	Adjusted Net Income	Adjusted Diluted Earnings Per Share
	(In thousands, except per share amounts)
Power-by-the-hour credit	$3,500	$3,500	$2,904	$0.08
Retirement of 6 1/8% Senior Notes	—	(2,300)	(3,900)	(0.11)
Tax items	—	—	17,338	0.47

Total special items	$3,500	$1,200	$16,342	0.45

Excluding the gain (loss) on disposal of assets and special items discussed above in the Current Period and Comparable Period, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted diluted earnings per share decreased 3.1%, 9.7%, 13.4% and 13.8%, respectively, primarily due to increase in costs outpacing the increase in revenue and the decrease in earnings from unconsolidated affiliates.

Business Unit Operating Results

The following tables set forth certain operating information for the business units comprising our Helicopter Services segment. Intercompany lease revenue and expense are eliminated from our segment reporting, and depreciation expense of aircraft is presented in the segment that operates the aircraft.

Current Quarter Compared to Comparable Quarter

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$106,837	$100,094	$6,743	6.7%
Reimbursable revenue	$27,692	$29,734	$(2,042)	(6.9)%
Earnings from unconsolidated affiliates, net of losses	$3,492	$3,490	$2	0.1%
Operating income	$20,792	$25,470	$(4,678)	(18.4)%
Operating margin	19.5%	25.4%	(6.0)%	(23.5)%
Flight hours	14,009	13,676	333	2.4%

Operating revenue and flight hours for Europe increased primarily as a result of increased activity with existing clients.

Despite the increase in operating revenue, operating income and operating margin declined for Europe due to increases in salaries and benefits, maintenance, insurance and fuel costs primarily resulting from the increased activity. Also, depreciation expense and lease costs increased due to addition of aircraft in this market.

West Africa

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$66,866	$52,568	$14,298	27.2%
Reimbursable revenue	$3,001	$1,157	$1,844	159.4%
Operating income	$18,130	$15,995	$2,135	13.3%
Operating margin	27.1%	30.4%	(3.3)%	(10.9)%
Flight hours	11,034	9,885	1,149	11.6%

Operating revenue for West Africa increased primarily as a result of new contracts and a combination of increased activity and price increases on other contracts.

Operating results were affected by an increase in salaries and benefits, lease costs, maintenance, depreciation, training and travel expenses, which resulted in decreased operating margin despite the increase in operating revenue.

As previously discussed, we have seen recent changes in the West Africa market as a result of new competitors entering this market. Additionally, increasingly active trade unions, changing regulations and the changing political environment have made and are expected to continue to make our operating results from Nigeria unpredictable.

North America

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$42,430	$45,397	$(2,967)	(6.5)%
Reimbursable revenue	$314	$232	$82	35.3%
Operating income	$1,834	$1,917	$(83)	(4.3)%
Operating margin	4.3%	4.2%	0.1%	2.4%
Flight hours	17,609	20,079	(2,470)	(12.3)%

Operating revenue decreased primarily as a result of short-term work for BP in support of the spill control and monitoring effort in the Comparable Quarter, partially offset by additional aircraft on contract and an increase in fuel recharges during the Current Quarter.

Operating income and operating margin remained flat despite the decrease in operating revenue due to the short-term work for BP that was performed during the Comparable Quarter and cost management which resulted in lower salaries and benefits and maintenance expense during the Current Quarter as activity declined.

Australia

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$33,490	$37,930	$(4,440)	(11.7)%
Reimbursable revenue	$2,579	$3,510	$(931)	(26.5)%
Operating income	$3,139	$7,139	$(4,000)	(56.0)%
Operating margin	9.4%	18.8%	(9.4)%	(50.2)%
Flight hours	2,425	3,234	(809)	(25.0)%

Operating revenue for Australia decreased primarily due the loss of a major contract at the end of May 2011, partially offset by new contracts and price escalations on existing contracts.

Operating income and operating margin declined primarily due to the lower revenue described above while salaries and benefits remained flat. We continue to incur costs, including salaries and benefits, depreciation, insurance and lease costs, for contracts that have started in the Current Quarter or will start-up in the fourth quarter of fiscal year 2012. Operating margin in Australia improved sequentially from 1.9% in the second quarter of fiscal year 2012 to 9.4% in the Current Quarter. As more new contract work commences in the fourth quarter of fiscal year 2012, we expect operating income and margin to improve further.

Other International

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$37,207	$41,175	$(3,968)	(9.6)%
Reimbursable revenue	$968	$690	$278	40.3%
Earnings from unconsolidated affiliates, net of losses	$(391)	$1,854	$(2,245)	(121.1)%
Operating income	$12,453	$11,595	$858	7.4%
Operating margin	33.5%	28.2%	5.3%	18.9%
Flight hours	5,772	11,417	(5,645)	(49.4)%

Operating revenue for Other International declined due to decreases in Mexico and Brazil (due to no longer providing maintenance and support to Heliservicio and Líder) and Libya (operations ceased), partially offset by an increase in Malaysia (due to an increase in aircraft on contract), Suriname, Bangladesh and Equatorial Guinea (new contracts) and Trinidad (new contract and additional activity on existing contract).

Earnings from unconsolidated affiliates, net of losses, decreased primarily due the loss from our investment in Líder of $0.4 million during the Current Quarter compared to earnings from Líder of $2.1 million in the Comparable Quarter. The loss from our investment in Líder was negatively impacted by changes in foreign currency exchange rates, which reduced our portion of Líder’s earnings by $2.5 million in the Current Quarter.

Operating income and operating margin improved primarily due to increase in revenue in Malaysia, partially offset by decline in earnings from Líder. Additionally, we have incurred start-up costs operating in new markets, including Equatorial Guinea and demobilization costs in Libya and Ghana.

On January 14, 2011, we entered into an Equity Interest Purchase and Sale Agreement with CICSA and RFS, the owner of the other 76% of Heliservicio and the owner of the other 1% of RLR, respectively. Through this agreement, we and our partners agreed that CICSA would purchase the remaining 24% interest in Heliservicio. Additionally, concurrent with the sale of our interest in Heliservicio, we would execute our option to purchase the 1% interest in RLR owned by RFS. This transaction closed on July 15, 2011 resulting in us having no ownership interest in Heliservicio and full ownership of RLR. Our ownership interest in Heliservicio transferred to CICSA for no proceeds; however, we had impaired our investment in Heliservicio as of March 31, 2011 and we recognized no gain or loss on this transaction during the nine months ended December 31, 2011. We acquired the remaining 1% interest in RLR for $0.3 million.

While we continue to lease aircraft from RLR and other consolidated subsidiaries to Heliservicio under revised lease agreements, we expect to realize less revenue from Mexico under these new agreements; however, we expect our operating income and margin contribution from Mexico to remain unchanged or improve in future periods.

Corporate and Other

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$10,261	$6,454	$3,807	59.0%
Reimbursable revenue	$81	$(61)	$142	232.8%
Operating loss	$(9,930)	$(15,444)	$5,514	35.7%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased primarily due to an increase in revenue at Bristow Academy of $2.5 million as a result of an increase in military training activity.

The operating loss includes costs of our corporate office and other general and administrative costs not allocated to our business units. Operating loss decreased due to lower salaries and benefits resulting from a decrease in incentive compensation for Corporate personnel. Also contributing to the decrease were lower salaries, insurance and rent at Bristow Academy due to cost reduction efforts in the military training program and closure of the Concord, California campus effective July 15, 2011.

Interest Expense, Net

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$129	$417	$(288)	(69.1)%
Interest expense	(9,865)	(11,459)	1,594	13.9%
Amortization of debt discount	(841)	(794)	(47)	(5.9)%
Amortization of debt fees	(432)	(2,799)	2,367	84.6%
Capitalized interest	1,382	1,279	103	8.1%

Interest expense, net	$(9,627)	$(13,356)	$3,729	27.9%

Interest expense, net decreased primarily due to the write-off of $2.4 million of unamortized debt issuance costs in the Comparable Quarter as a result of the early redemption of the 6 1/8% Senior Notes in December 2010 which was replaced with borrowings at a lower interest rate.

Other Income (Expense), Net

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$(412)	$(487)	$75	15.4%
Other	89	(2,305)	2,394	*

Other income (expense), net	$(323)	$(2,792)	$2,469	*

*	percentage change not meaningful

Other income (expense), net includes no significant items during the Current Quarter and a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes in December 2010 during the Comparable Quarter.

Taxes

	Three Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	21.2%	(38.8)%	*	*
Net foreign tax on non-U.S. earnings	$3,219	$4,935	$1,716	34.8%
Benefit of foreign earnings indefinitely reinvested abroad	(10,062)	(10,018)	44	0.4%
Expense from change in tax contingency	900	1,041	141	13.5%
Release of deferred tax liability due to restructure	—	(17,698)	(17,698)	(100.0)%

*	percentage change not meaningful

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

Our effective income tax rate for the Comparable Quarter reflects the tax implications of the implementation of a restructuring, which was effective November 1, 2010, that more closely aligned our legal structure with our global operational structure. During the Comparable Quarter, we recorded a net reduction of our provision for income taxes of $16.6 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years. Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required. Excluding this reduction, our effective tax rate was 15.6% in the Comparable Quarter.

Current Period Compared to Comparable Period

Set forth below is a discussion of operations of our business units. Our consolidated results are discussed under “Results of Operations” above.

Europe

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$328,827	$283,691	$45,136	15.9%
Reimbursable revenue	$80,461	$65,423	$15,038	23.0%
Earnings from unconsolidated affiliates, net of losses	$8,816	$8,230	$586	7.1%
Operating income	$67,627	$65,381	$2,246	3.4%
Operating margin	20.6%	23.0%	(2.5)%	(10.8)%
Flight hours	43,532	41,075	2,457	6.0%

Operating revenue and flight hours for Europe increased primarily as a result of increased activity with existing clients. Additionally, changes in exchange rates contributed to $19.0 million of the increase in gross revenue.

Operating income for Europe increased primarily due to increased activity, partially offset by increases in salaries and benefits, maintenance and fuel costs as a result of the increased activity. Additionally, we incurred an additional $1.1 million in salary costs related to engineer retroactive pay increases as we entered into a two-year agreement with the engineers’ union in Norway during the Current Period and incurred salary expense to repair an aircraft that had been damaged in a hard landing. Also, depreciation expense and lease costs increased due to addition of aircraft in this market. Operating margin declined despite the increase in operating revenue as a result of the additional cost incurred in the Current Period, which was partially offset by an increase in earnings from unconsolidated affiliates.

West Africa

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$180,193	$166,443	$13,750	8.3%
Reimbursable revenue	$8,222	$4,488	$3,734	83.2%
Operating income	$45,481	$48,789	$(3,308)	(6.8)%
Operating margin	25.2%	29.3%	(4.1)%	(13.9)%
Flight hours	31,283	29,217	2,066	7.1%

Operating revenue for West Africa increased primarily due to new contracts and a combination of increased flight hours and price increases on existing contracts, partially offset by the non-renewal of a major contract.

The decrease in operating income and operating margin is primarily due to the non-renewal of the major contract in this market during fiscal year 2011. Additionally, operating results were affected by an increase in salaries and benefits, maintenance, lease costs and depreciation. These higher costs were partially offset by a decrease in freight charges due to the mobilization of an aircraft to this market in the Comparable Period.

For discussion of additional matters related to operations in West Africa, see “— Current Quarter Compared to Comparable Quarter – West Africa” included elsewhere in this Quarterly Report.

North America

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$134,203	$151,771	$(17,568)	(11.6)%
Reimbursable revenue	$1,040	$1,950	$(910)	(46.7)%
Operating income	$5,989	$16,129	$(10,140)	(62.9)%
Operating margin	4.5%	10.6%	(6.2)%	(58.0)%
Flight hours	58,901	64,762	(5,861)	(9.1)%

Operating revenue decreased primarily as a result of the end of short-term work for BP in support of the spill control and monitoring effort in the Comparable Period and reduced activity as a result of impact of the drilling moratorium in the U.S. Gulf of Mexico.

The decrease in operating income and operating margin from the Comparable Period is primarily due to the short-term work for BP that was performed during the Comparable Period and increase in depreciation and amortization expense resulting from an impairment charge of $2.7 million from the abandonment of certain assets located in Creole, Louisiana as we ceased operations from this location, partially offset by a decrease in salaries and benefits and maintenance expense during the Current Period as a result of the reduced activity. Excluding the impairment charge, operating margin for the Current Period would have been 6.5%.

Australia

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$104,879	$105,923	$(1,044)	(1.0)%
Reimbursable revenue	$10,043	$8,172	$1,871	22.9%
Operating income	$8,239	$21,185	$(12,946)	(61.1)%
Operating margin	7.9%	20.0%	(12.1)%	(60.7)%
Flight hours	8,186	9,793	(1,607)	(16.4)%

Operating revenue for Australia decreased primarily due the loss of a major contract at the end of May 2011, partially offset by a $10.2 million favorable impact from changes in foreign currency exchange rates and price escalations on existing contracts.

Operating income and operating margin declined primarily due to an increase in salaries and benefits due to annual salary increases, an increase in training costs resulting from the introduction of a new aircraft type into this market and an increase in depreciation and amortization expense.

For discussion of additional matters related to operations in Australia, see “— Current Quarter Compared to Comparable Quarter – Australia” included elsewhere in this Quarterly Report.

Other International

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages and flight hours)
Operating revenue	$106,947	$109,757	$(2,810)	(2.6)%
Reimbursable revenue	$2,842	$1,222	$1,620	132.6%
Earnings from unconsolidated affiliates, net of losses	$(3,766)	$1,184	$(4,950)	(418.1)%
Operating income	$26,452	$24,962	$1,490	6.0%
Operating margin	24.7%	22.7%	2.0%	8.8%
Flight hours	19,008	35,471	(16,463)	(46.4)%

Operating revenue for Other International decreased due to a decrease in Mexico and Brazil (due to no longer providing maintenance and support to Heliservicio or Líder) and Libya (operations ceased), partially offset by an increase in Malaysia (due to an increase in aircraft on contract), Suriname (new contract), Trinidad (new contract and additional activity on existing contract) and Russia (increased activity).

Earnings from unconsolidated affiliates, net of losses, decreased primarily due a loss from our investment in Líder of $4.3 million during the Current Period compared to earnings from Líder of $2.3 million in the Comparable Period. The loss from our investment in Líder was negatively impacted by changes in foreign currency exchange rates, which reduced our portion of Líder’s earnings by $9.4 million in the Current Period.

Operating income and operating margin improved primarily due to an increase in revenue in Malaysia while costs remained flat, partially offset by a decline in earnings from Líder. Additionally, we have incurred start-up costs operating in new markets, including Equatorial Guinea, and demobilization costs in Libya and Ghana.

For discussion of additional matters related to operations in Other International, see “— Current Quarter Compared to Comparable Quarter – Other International” included elsewhere in this Quarterly Report.

Corporate and Other

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Operating revenue	$26,543	$25,398	$1,145	4.5%
Reimbursable revenue	$307	$258	$49	19.0%
Operating loss	$(61,175)	$(40,151)	$(21,024)	(52.4)%

Corporate and other includes our Bristow Academy business unit, technical services business and corporate costs that have not been allocated out to other business units.

Operating revenue increased slightly due to the timing of technical services part sales. Bristow Academy revenue has remained flat.

Corporate operating expense primarily represents costs of our corporate office and other general and administrative costs not allocated to our business units. We recorded a $24.6 million write-down of inventory spare parts to lower of cost or market during the Current Period as management has made the determination to operate certain types of aircraft for a shorter period than originally anticipated. Additionally, during the Current Period corporate operating expense increased due to an increase in professional fees primarily related to special projects designed to have longer term benefits to our organization, including the Bristow Client Promise and BVA initiatives discussed elsewhere in this Quarterly Report. These increases were partially offset by a decrease in lease and fuel costs and salaries and benefits at Bristow Academy.

Interest Expense, Net

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Interest income	$453	$877	$(424)	(48.3)%
Interest expense	(28,507)	(34,786)	6,279	18.1%
Amortization of debt discount	(2,507)	(2,360)	(147)	(6.2)%
Amortization of debt fees	(1,279)	(3,791)	2,512	66.3%
Capitalized interest	4,123	4,674	(551)	(11.8)%

Interest expense, net	$(27,717)	$(35,386)	$7,669	21.7%

Interest expense, net decreased primarily due to the early redemption of the 6 1/8% Senior Notes in December 2010 which was replaced with borrowings at a lower interest rate, partially offset by a decrease in capitalized interest resulting from our lower overall borrowing rate and lower average construction in progress balance. Also, the Comparable Period included the write-off of $2.4 million of unamortized debt issuance as a result of the early redemption of the 6 1/8% Senior Notes in December 2010.

Other Income (Expense), Net

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses)	$(257)	$(671)	$414	*
Other	865	(1,717)	2,582	150.4%

Other income (expense), net	$608	$(2,388)	$2,996	125.5%

*	percentage change not meaningful

Other income (expense), net includes no significant items during the Current Period. The Comparable Period includes a $2.3 million redemption premium as a result of the early redemption of the 6 1/8% Senior Notes in December 2010 and gains on sales of two joint ventures.

Taxes

	Nine Months Ended December 31,		Favorable
	2011	2010	(Unfavorable)
	(In thousands, except percentages)
Effective tax rate for continuing operations	18.9%	—%	(18.9)%	*
Net foreign tax on non-U.S. earnings	$7,831	$10,332	$2,501	24.2%
Benefit of foreign earnings indefinitely reinvested abroad	(17,950)	(29,912)	(11,962)	(40.0)%
Expense from change in tax contingency	2,448	2,658	210	7.9
Foreign statutory rate reduction	(3,189)	(2,038)	1,151	56.5%
Release of deferred tax liability due to restructure	—	(17,698)	(17,698)	(100.0)%

*	percentage change not meaningful

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

Our effective tax rate for the Comparable Period reflects the tax implications of the implementation of a restructuring, which was effective November 1, 2010, that more closely aligns our legal structure with our global operational structure. During the Comparable Period, we recorded a net reduction of our provision for income taxes of $17.4 million, primarily due to the reversal of deferred tax balances recorded in prior fiscal years. Because offshore profits will be deferred until the profits are repatriated, deferred tax liabilities recorded in prior fiscal years are no longer required. Excluding this item, our effective tax rate was 17.0% for the Comparable Period.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash flows provided by operating activities totaled $193.9 million during the Current Period compared to $115.4 million during the Comparable Period. Changes in non-cash working capital generated $29.0 million in cash flows from operating activities for the Current Period and used $50.2 million in the Comparable Period.

Investing Activities

Cash flows used in investing activities were $146.9 million and $103.3 million for the Current Period and Comparable Period, respectively. Cash was used for capital expenditures as follows:

	Nine Months Ended December 31,
	2011	2010
Number of aircraft delivered:
Medium	—	4
Large	8	1
Fixed wing	1	—

Total aircraft	9	5

Capital expenditures (in thousands):
Aircraft and related equipment	$237,101	$104,071
Other	13,324	18,677

Total capital expenditures	$250,425	$122,748

In addition to these capital expenditures, investing cash flows were impacted by aircraft and joint venture sales. During the Current Period, we received $23.1 million proceeds from the disposal of 15 aircraft and certain other equipment, which together resulted in a net gain of $1.7 million. Also, we received $9.1 million in insurance recoveries. Additionally, we received $71.3 million for the sale of four aircraft in December 2011 that we subsequently leased back. For further details, see Note 1 in the “Notes to Condensed Consolidating Financial Statements” included elsewhere in this Quarterly Report. During the Comparable Period, we received proceeds of $9.9 million primarily from the disposal of nine aircraft and certain other equipment, which together resulted in a net gain of $3.6 million, we received a $1.0 million deposit for an aircraft that was held for sale and we received insurance recoveries of $7.3 million. Also, during the Comparable Period, we received $1.3 million for the sale of two joint ventures resulting in a gain of $0.6 million.

Financing Activities

Cash flows generated from financing activities was $84.0 million during the Current Period compared to $2.6 million during the Comparable Period. During the Current Period, we received $109.3 million for borrowings on our Revolving Credit Facility, $50.0 million for our Term Loan and $2.6 million for Common Stock issued upon exercise of stock options. We used $36.2 million for the repayment of debt and $0.3 million for the acquisition of 1% of RLR.

Additionally, we paid dividends on our Common Stock totaling $16.2 million and used $25.1 million for repurchase of our Common Stock. During the Comparable Period, cash was used for the repayment of debt totaling $246.6 million (including $232.3 million for early retirement of our 6 1/8% Senior Notes), acquisition of 60% ownership in Bristow Caribbean Limited for $0.8 million and distribution to noncontrolling interest owners of $0.6 million. Additionally, during the Comparable Period we borrowed $251.1 million (including $243 million on our amended and restated revolving credit and term loan agreement) and incurred debt issuance costs of $3.3 million, and our fully consolidated subsidiary, Aviashelf Aviation Co., received $1.9 million in borrowings. For further details on the Amended Credit Agreement, see Note 4 in the “Notes to Condensed Consolidating Financial Statements” included elsewhere in this Quarterly Report.

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

The following tables summarize our significant contractual obligations and other commercial commitments on an undiscounted basis as of December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in Note 8 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2011 Annual Report and in Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report:

	Payments Due by Period
		Three Months Ending March 31, 2012	Fiscal Year Ending March 31,
	Total		2013 - 2014	2015 - 2016	2017 and beyond	Other
	(In thousands)
Contractual obligations:
Long-term debt and short-term borrowings:
Principal (1)	$845,697	$3,357	$48,377	$62,420	$731,543	$—
Interest	218,222	16,715	77,508	75,039	48,960	—
Aircraft operating leases (2)	134,069	4,737	46,515	39,266	43,551	—
Other operating leases (3)	64,204	2,529	14,902	10,010	36,763	—
Pension obligations (4)	142,158	10,897	44,153	45,691	41,417	—
Aircraft purchase obligations (5)	330,542	64,815	175,271	90,456	—	—
Other purchase obligations (6)	20,953	20,749	204	—	—	—
Tax reserve (7)	14,161	—	—	—	—	14,161

Total contractual cash obligations	$1,770,006	$123,799	$406,930	$322,882	$902,234	$14,161

Other commercial commitments:
Debt guarantees (8)	$15,461	$15,461	$—	$—	$—	$—
Letters of credit	1,672	667	1,005	—	—	—
Other commitments (9)	46,000	—	—	46,000	—	—

Total commercial commitments	$63,133	$16,128	$1,005	$46,000	$—	$—

(1)	Excludes unamortized premium on the 7 1/2% Senior Notes of $0.4 million and unamortized discount on the 3% Convertible Senior Notes of $13.3 million.
(2)

Primarily represents separate operating leases for nine aircraft with a subsidiary of General Electric Capital Corporation with terms of fifteen years expiring in August 2023. For further details, see Note 8 in the “Notes to Consolidated

Financial Statements” included in the fiscal year 2011 Annual Report. Additionally, in December 2011 we entered into four new leases. For further details, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
(3)	Represents minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.
(4)

Represents expected funding for pension benefits in future periods. These amounts are undiscounted and are based on the expectation that both the U.K. and Norway pensions will be fully funded in approximately six and ten years, respectively. As of December 31, 2011, we had recorded on our balance sheet a $97.2 million pension liability associated with these obligations. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees.

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

(8)	We have guaranteed the repayment of up to £10 million ($15.5 million) of the debt of FBS Limited, an unconsolidated affiliate.
(9)

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

This table does not include incremental and cumulative earn-out payments related to our Líder purchase as preliminary unaudited and audited results for the years ended December 31, 2011, 2010 and 2009 indicate that Líder did not achieve the required growth targets and therefore, earn-out payments were not earned. See Note 2 in the “Notes to Consolidated Financial Statements” included in the fiscal year 2011 Annual Report for discussion of the Líder acquisition. We do not expect the guarantees shown in the table above to become obligations that we will have to fund.

Capital Commitments

We have commitments and options to make capital expenditures over the next five fiscal years to purchase additional aircraft, including aircraft associated with the commitments reflected in the table above. Although a similar number of our existing aircraft may be sold during the same period, the additional aircraft on order are expected to provide incremental fleet capacity in terms of revenue and operating margin. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for a detail of the number of aircraft under commitments and options expected to be delivered in the current and subsequent five fiscal years by aircraft size along with the related expenditures, and for a rollforward of aircraft commitments and options for the Current Period. Also in fiscal year 2012, we expect to invest approximately $30 million in various infrastructure enhancements, including aircraft facilities, training centers and technology. Through December 31, 2011, we had incurred $16.0 million towards these projects.

Financial Condition and Sources of Liquidity

We actively manage our liquidity through generation of cash from operations while assessing our funding needs on an ongoing basis. While we have generated significant cash from operations, our principal source of liquidity over the past several years has been financing cash flows. Accordingly, since the beginning of fiscal year 2007, we raised $1.4 billion of debt and equity capital by means of both public and private financings. During this same period, we invested $1.8 billion on capital expenditures to grow our business. The significant factors that affect our overall liquidity include capital expenditure commitments, pension funding, operating leases, adequacy of bank lines of credit and our ability to attract long-term capital on satisfactory terms.

We expect that our total liquidity as of December 31, 2011 of $335.0 million, cash flow from operations and proceeds from aircraft sales, as well as available borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our capital commitments, including our remaining aircraft purchase commitments of $330.5 million as of December 31, 2011. See Note 4 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report for further details on our Revolving Credit Facility. While we plan to continue to be disciplined concerning future capital commitments, we also intend to continue prudently managing our capital structure and liquidity position with external financings as needed. Our strategy will involve funding our short-term liquidity requirements with borrowings under our Revolving Credit Facility and funding our long-term financing needs, while maintaining a prudent capital structure, among the following alternatives: a) operating and capital leases, b) export credit agency-supported financings, c) bank debt and d) private and public debt and/or equity placements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including William E. Chiles, our Chief Executive Officer (“CEO”) and Jonathan E. Baliff, our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes during the three and nine months ended December 31, 2011 in our “Risk Factors” as discussed in our fiscal year 2011 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2011 – October 31, 2011	—	$—	—	—
November 1, 2011 – November 30, 2011	—	—	—	—
December 1, 2011 – December 31, 2011	509,520	49.23	509,520	—

(1)

On November 2, 2011, our board of directors authorized the expenditure of up to $100 million to repurchase shares of our Common Stock 12 months from that date. On December 15, 2011, we entered into an accelerated share repurchase agreement with an independent financial institution under which we paid $25.1 million to purchase 509,520 million shares of our Common Stock. The total amount ultimately paid for these shares will not be known until the averaging period ends and a final settlement occurs. Upon final settlement, we will either receive additional shares of our Common Stock or be required to remit a settlement amount, in cash or Common Stock, at our option. See further details in Note 10 to the “Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2011).

10.2†	Form of Outside Director Restricted Cash Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2011).

15.1*	Letter from KPMG LLP dated February 2, 2012, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
±	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jonathan E. Baliff
Jonathan E. Baliff
Senior Vice President and Chief Financial Officer

By:	/s/ Brian J. Allman
Brian J. Allman
Vice President, Chief Accounting Officer

February 2, 2012

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit

10.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2011).

10.2†	Form of Outside Director Restricted Cash Award Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2011).

15.1*	Letter from KPMG LLP dated February 2, 2012, regarding unaudited interim information.

31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.

31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.

32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory Plan or Arrangement.
±	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.